Form 10-K
period 2014-12-31
Great Ajax Corp.
filed 2015-03-26
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
001-36844
(Commission file number)

GREAT AJAX CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	47-1271842 (I.R.S. Employer Identification No.)
9400 SW Beaverton-Hillsdale Hwy, Suite 131 Beaverton, OR 97005 (Address of principal executive offices)	97005 (Zip Code)
503-505-5670
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There was no established market for the registrant’s shares of common stock for the fiscal year 2014. The registrant completed its initial public offering in February and March 2015. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $144,557,500 based on the price per share of  $14.25 in our initial public offering.
On March 23, 2015, 15,850,269 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders are incorporated by reference into this annual report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

i

In this annual report on Form 10-K (“annual report”), unless the context indicates otherwise, references to “Great Ajax,” “we,” “the company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Great Ajax Corp.; “operating partnership” refers to Great Ajax Operating Partnership L.P., a Delaware limited partnership; “our Manager” refers to Thetis Asset Management LLC, a Delaware limited liability company; “Aspen Capital” refers to the Aspen Capital group of companies; “Aspen” and “Aspen Yo” refers to Aspen Yo LLC, an Oregon limited liability company that is part of Aspen Capital; “the Servicer” and “Gregory” refer to Gregory Funding LLC, an Oregon limited liability company and our affiliate, and an indirect subsidiary of Aspen Yo.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this annual report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements:
•
the factors referenced in this annual report, including those set forth under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business”;

•
our ability to implement our business strategy;

•
difficulties in identifying re-performing and non-performing loans and properties to acquire;

•
the impact of changes to the supply of, value of and the returns on re-performing and non-performing loans;

•
our ability to convert non-performing loans into performing loans, or to modify or otherwise resolve such loans;

•
our ability to convert non-performing loans to properties that can generate attractive returns either through sale or rental;

•
our ability to compete with our competitors;

•
our ability to control our costs;

•
the impact of changes in interest rates and the market value of the collateral underlying our re-performing and non-performing loan portfolios or of our other real estate assets;

•
our ability to obtain financing arrangements on favorable terms, or at all;

•
our ability to retain our engagement of our Manager;

•
the failure of the Servicer to perform its obligations under the servicing agreement;

•
general volatility of the capital markets;

•
the impact of adverse real estate, mortgage or housing markets and changes in the general economy;

•
changes in our business strategy;

•
our failure to qualify or maintain qualification as a real estate investment trust (“REIT”);

•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”);

•
our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•
the impact of adverse legislative or regulatory tax changes.

Item 1.
Business

Overview
Great Ajax Corp. is a Maryland corporation that focuses primarily on acquiring, investing in and managing a portfolio of re-performing and non-performing mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. Re-performing loans are loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Non-performing loans are loans on which the most recent three payments have not been made.
We also invest in loans secured by multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The multi-family and commercial mixed-use properties generally have loan values of up to approximately $5 million. We refer to these as “smaller commercial properties.” We commenced operations on July 8, 2014. In July and August 2014, we closed our initial original private placement, or the Original Private Placement, that resulted in net proceeds to us of approximately $128.4 million. In December 2014, we closed a second private placement, or the Second Private Placement, which resulted in net proceeds to us of approximately $41.2 million. We refer to these offerings as the Private Placements. Through December 31, 2014, we acquired mortgage loans and other mortgage-related assets with an aggregate unpaid principal balance, or UPB, of approximately $306.4 million. We completed our initial public offering, or IPO, in February and March 2015 and sold an aggregate of 3,976,464 shares of common stock, including shares sold pursuant to an option to purchase additional shares granted to the underwriters. We are using approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets. We are organized and operated in a manner intended to allow us to qualify as a REIT.
Our primary strategy is to acquire, own and manage re-performing and non-performing mortgage loans, which are serviced by Gregory Funding LLC, our affiliated servicer. We seek to acquire loans at significant discounts to our estimates of the value of the underlying real estate and of the UPB of the loan. Unlike other loan acquirers, who often rely on pooled estimates in analyzing and pricing portfolios, our Manager uses proprietary models and data developed by its affiliates to evaluate individual assets and to help determine cities, neighborhoods and properties that it believes will experience home price appreciation, or HPA. These proprietary analytics have inputs for economic and demographic data that include changes in unemployment rates, median household incomes, housing starts, crime rates, education, electoral participation and other variables that we believe closely correlate to property values. The proprietary models predict probabilistic future cash flows for each loan we seek to acquire. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. The database for these proprietary models contains foreclosure timelines on an individual county basis and, in some instances, also on an individual judge basis. We believe that these proprietary models permit us to acquire loans at prices we and the Manager believe represent a discount to UPB and current property values in non-auction purchases.
We generally intend to securitize our mortgage loans and retain subordinated securities from our securitizations. We also hold “real estate-owned” properties, or REO, acquired upon the foreclosure or other settlement of our owned non-performing loans, as well as through outright purchases. We anticipate our REO will consist principally of single-family homes, although we also may own smaller commercial properties. Our resolution methods are tailored to each loan, based on our Servicer’s detailed analytics, and include, among others, loan modification, forbearance agreements, foreclosure, short sale and deed-in-lieu of foreclosure. In the event of foreclosure, our Manager determines, in part based on the information obtained from the Servicer regarding historical experience, whether to seek to sell any REO asset, including offering mortgage financing to the purchaser, or to hold the REO as a rental property. We may conduct some of these activities through a taxable REIT subsidiary, or TRS. As part of our integrated approach, the Servicer focuses on understanding each borrower’s situation and working closely with the borrower to determine the most appropriate resolution for both parties. We believe that purchasing re-performing and non-performing mortgage loans at significant discounts to UPB and underlying property values, as well as working, through Gregory, to support continuing or new payments by borrowers, will allow us to achieve our targeted returns. However, if actual results differ from our assumptions, particularly if the value of the underlying properties were to decrease significantly, we may not achieve our targeted returns.
We are externally managed by Thetis Asset Management LLC, an affiliated entity. We own a 19.8% equity interest in our Manager. In addition, at March 23, 2015, our Manager and the Servicer own in the aggregate 373,168 shares of our common stock. We believe that these ownership interests, combined with our paying 50% of the base management fee to our Manager in shares of our common stock, align our Manager’s interests with our interests and those of our stockholders. See “— The Management Agreement.”
We believe that we will benefit from the strategies employed by Aspen Capital, Gregory and our Manager. Aspen Capital and Gregory have successfully competed in the residential loan and property markets based on their ability to evaluate, acquire, manage and service loans on an individual basis rather than on a pooled basis. Using proprietary analytics and data tracking, our Manager and Gregory have the ability to evaluate large numbers of loans efficiently, determine individual valuations and develop resolution and cash flow paths. Consistent with Aspen’s past residential asset acquisitions and our recent operations, we believe that we will be able to purchase loans through privately negotiated transactions rather than in the auction market. Since January 1, 2012 through December 31, 2014, over 90% of Aspen’s acquisitions have been through privately negotiated transactions.
The Aspen Capital Companies
Aspen Capital was founded in 1995 and focuses primarily on residential and commercial mortgage loans and real properties, as well as distressed corporate securities, and hospitality investments and management. Aspen Capital management and affiliates have been securitizing residential mortgage loans and retaining interests in their own securitizations as well as buying, servicing and managing real estate assets for more than 15 years. Aspen Yo LLC, its residential real estate group, acquires non-performing and re-performing mortgage loans as well as foreclosed properties. From January 1, 2012 through December 31, 2014, Aspen and its affiliates, including the Company, acquired loans totaling approximately $661.3 million total UPB, consisting of 3,063 mortgage loans in 124 separate transactions, with the underlying real estate located throughout the United States. Over 90% of such acquisitions were purchased through privately negotiated transactions rather than auctions. The average purchase price was 70.7% of UPB and 70.2% of property value for re-performing loans, and 52.2% of UPB and 57.5% of property value for non-performing loans. Many of these assets are located in specifically targeted geographic locations. The commercial real estate group also purchases performing and non-performing commercial real estate loans and non-performing construction loans and provides senior, mezzanine and equity financing. The typical transaction size ranges from $1 to $20 million.
Manager Experience
Since 2009 through December 31, 2014, the management team of our Manager, on behalf of Aspen Capital, has invested more than $500.2 million in more than 3,792 residential assets, including the assets in our portfolio, with an aggregate UPB and REO market value at time of purchase or conversion of approximately $841.6 million. Aspen Capital’s overall portfolios of loans and properties may differ significantly from the mortgage loans we may acquire in terms of interest rates, principal balances, geographic distribution, types of properties, lien priority, origination and underwriting criteria, and other possibly relevant characteristics. In addition, Aspen Capital’s past performance is not indicative of future results and its results were not achieved by a public company (subject to legal and regulatory expenses) nor by an entity organized as a REIT. Results are necessarily reflective of particular market conditions and current and future market conditions and economic factors beyond management’s control, which may cause future results to vary.
The Servicer
Gregory was formed by the members of our Manager’s management team to service “high-touch” assets, which are loans that require substantial and active interaction with the borrower for modification or other resolution. These loans are to less creditworthy borrowers or for properties the value of which has decreased and are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Gregory, or its wholly owned subsidiary, is licensed to service loans in all states in which it does business and has unsupervised Title II Mortgagee authorization from the Federal Housing Administration, or FHA. Gregory, or its wholly owned subsidiary, is also a licensed mortgage lender in 23 states, and currently has mortgage loan origination staff who are licensed in 11 of those states. Gregory also has a joint marketing relationship with a federal savings bank in which Aspen holds a minority interest. These resources will allow Gregory to facilitate third party mortgage financing, which we then can acquire, to many of the purchasers of REO that we sell in such states with no or minimal additional cost to us. As of December 31, 2014, Gregory, for our account, its own account and for affiliated entities comprised primarily of third-party investors, services a portfolio of residential and commercial mortgage loans and REO throughout the United States with UPB and REO principal balance of approximately $627.5 million.
Our Manager and the Servicer are located in separate premises in the same building and share IT resources, which should lead to more effective oversight by our Manager. We also believe this close collaboration will lead to better communication among our Manager, the Servicer and us and greater ability by our Manager and the Servicer to enhance IT systems and upgrade analytics with desired features, which should enable our Manager and the Servicer to determine the optimal resolution strategy for each loan more quickly. Our Manager communicates an initial pool level strategy to the Servicer and hosts a training session to review priorities and optimal solutions. During the training session, our Manager can discuss any exceptions found during the due diligence process and provide guidance to the Servicer on addressing any issues effectively. In addition to training sessions and informal discussions, both parties meet weekly to review individual modification requests. Every employee of our Manager is very familiar with all functions of the Servicer, which allows them to monitor performance at a granular level to maximize individual asset returns.
The Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the servicing agreement, including recent Consumer Financial Protection Bureau, or CFPB, mortgage servicing regulations promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. These laws and regulations cover a wide range of topics. The laws and regulations are complex and vary greatly among the states and localities. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. From time to time, the Servicer may become party to certain regulatory inquiries or proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely the Servicer’s reputation.
Strategy
We are continuing the opportunistic strategy developed by our Manager’s management team at Aspen in a REIT structure that we believe will provide us access to capital and allow us to compete for more significant investment opportunities in the evolving mortgage markets. This strategy enables us to generate attractive current yields and risk-adjusted total returns for our stockholders. We intend to distribute substantially all of our REIT taxable income to our stockholders in accordance with applicable REIT qualification requirements. Our strategy consists of:
•
focusing our investments primarily in loans secured by single-family residences with opportunistic mortgage or direct investment in smaller commercial properties, such as smaller mixed-use commercial facilities with ground floor retail units and residences above them;

•
constructing and owning a portfolio of re-performing and non-performing mortgage loans at significant discounts to UPB and underlying property values;

•
concentrating our investments in geographic areas, cities and neighborhoods with certain demographic and economic trends and attributes;

•
working, through Gregory, to (1) support the continued performance of re-performing loans; (2) convert a portion of our non-performing loans to performing status; (3) determine optimal loss mitigation strategy on an asset-by-asset basis for remaining loans; and (4) manage the process and timelines for converting non-performing loans to sale or rental REO, including potentially offering financing to REO purchasers;

•
when economically efficient, securitizing our performing and re-performing whole loan portfolios to create long-term, fixed rate, non-recourse financing, while retaining one or more tranches of any subordinated securities we may create; and

•
opportunistically mitigating our interest rate and prepayment risk by using a variety of hedging instruments.

We believe that purchasing re-performing and non-performing mortgage loans at significant discounts to UPB and underlying property values, as well as working, through Gregory, to support continuing or new payments by borrowers, will allow us to achieve our targeted returns. However, if actual results differ from our assumptions, particularly if the value of the underlying properties were to decrease significantly, we may not achieve our targeted returns.
We price each loan portfolio on a loan-by-loan basis and focus on the acquisition of loans with the underlying property located in or in close proximity to urban centers where we believe that HPA will outpace the national market. While we expect to purchase loans nationwide, we target urban centers (including densely populated suburbs) because we believe that an increasing number of families and young professionals prefer to live in areas that are in close proximity to employment centers, public transportation and retail and other amenities that are typically more common in such areas, which provides greater potential for HPA. By focusing on urban centers and targeted densely populated suburbs we are able to more efficiently manage our portfolio and scale our high-touch loan servicing platform.
Gregory has compiled data that suggests that HPA can vary significantly from neighborhood to neighborhood even within the same city. Our proprietary analytics include inputs for economic and demographic data that includes unemployment rates, housing starts, crime rates, education, electoral participation and other variables that we believe closely correlate to property values. These analytics help us determine cities, neighborhoods and properties that we believe will experience HPA.
We seek to build clusters of loans backed by collateral in certain markets. These markets include, but are not limited to, Phoenix, Arizona; Los Angeles and San Diego, California; Miami, Ft. Lauderdale, West Palm Beach, Orlando and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; New York and New Jersey metropolitan area; Dallas and Houston, Texas; and Maryland and Virginia near Washington, DC. In addition to its experienced servicing staff, Gregory has contracted with local experts in areas where it services a significant number of loans that provide local area market intelligence, monitor properties and can manage rehabilitation projects for REO or repairs for rental properties. We believe having affiliated local experts and a centralized management team provides us a competitive advantage and leads to more informed decision-making and better execution.
Based on the experience of our Manager’s management team, we believe that acquiring re-performing and non-performing mortgage loans will result in higher risk-adjusted returns and provides us a cost advantage over other real property acquisition channels, such as foreclosure auctions and REO acquisitions.
•
We believe that buying re-performing loans is more efficient and lower risk than acquiring REO rentals directly because the net cash flow from the re-performing loans is typically greater than rent cash flow less expenses. Re-performing loans are purchased at a significant discount from UPB and underlying property value, but the borrower pays interest on the full UPB, leading to a higher current yield. The borrower is also responsible for property taxes, insurance and maintenance, which are all costs that the owner of the REO would otherwise have to pay. In addition, to the extent that the UPB exceeds the home’s value, the lender will benefit from all HPA until such time as the home price exceeds the UPB plus any arrearages and expenses. While the return to the mortgage loan owner is thus capped, there is also risk mitigation if the REO value decreases, until the value is less than the price the lender paid for the loan.
•
The histories of distressed mortgage loans often provide more insight into the likelihood of default than acquiring newly originated mortgage loans, which should allow our Manager to model default risk and price acquisitions more accurately.

•
If a re-performing loan becomes a non-performing loan, or we purchase a non-performing loan, which is typically purchased at a deeper discount than re-performing loans, we, through the Servicer, have a number of ways to mitigate our loss. These loss mitigation techniques include working with the borrower to achieve performance, including through modification of the mortgage loan terms as well as short sale, assisted deed-in-lieu of foreclosure, assisted deed-for-lease, foreclosure and other loss mitigation activities. With each REO acquired, we assess the best potential return, typically either through rental, sale with carryback financing, which we believe will increase the potential pool of purchasers, or sale without our financing the purchase.

•
We believe that we will be able to purchase mortgage loans at lower prices than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with sales of real estate, whether single-family residences or smaller commercial properties, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this will motivate the sellers to accept a lower price for the re-performing and non-performing loans than they would if selling REO directly.

•
We believe there are fewer participants in the re-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure and expertise involved in servicing loans and managing single-family rental properties across various states. Additionally, as the acquirer of loans, we take the risk of delays in the foreclosure process for non-performing loans. We focus on smaller pools of mortgage loan assets that we analyze on a loan-by-loan basis. We believe that we will be able to aggregate these smaller pools, often at a greater discount than would be available for larger pools. We believe the relatively lower level of competition for re-performing and non-performing loans, particularly in smaller pools, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to acquire REO.

We use proprietary models to predict probabilistic future cash flows for each loan. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. We value each portfolio on a loan-by-loan and property-by-property basis and generate cash flow projections as if each non-performing loan was foreclosed and resolved according to the expected resolution method. Some of the variables used are the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents. For loan pool acquisitions, we target a 10 – 18% return, without taking into account or giving effect to any borrowings, which we refer to as an unlevered return. We forecast the relative likelihood of each resolution method — foreclosure, deed-in-lieu, short sale and rental — for non-performing loans. For re-performing pool acquisitions, we analyze each loan for re-default probability, loan-to-value ratio, interest rate and structure of the loan and the likely resolution method in the event the loan stops performing. Each re-performing loan is analyzed through both a performing and non-performing path.
Our comprehensive loan and property history database and data tracking lead to a deep understanding of our markets. This understanding, coupled with our long-term relationships with loan sellers, allows us to purchase loans at significant discounts to UPB and current property values. Our database contains foreclosure timelines on an individual county basis and in some instances, also on an individual judge basis. In addition to resolution timeline data, we track data by state, MSA (Metropolitan Statistical Area) and zip code basis regarding crime rates, education, electoral participation and other variables that we believe closely correlate with property values.

Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will allow us to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from regulation as an investment company under the Investment Company Act. As a result, our acquisition and management decisions will depend on prevailing market conditions, and our targeted investments may vary over time in response to market conditions. We may change our strategy and policies without a vote of our stockholders. Moreover, although our independent directors will periodically review our investment guidelines and our portfolio, they generally will not review particular proposed asset acquisitions or asset management decisions. See “— Investment Guidelines.”
Our Portfolio
We acquire, invest in and manage a portfolio of mortgage loan assets as well as single-family and smaller commercial properties. We focus on acquiring and owning re-performing and non-performing mortgage loans and subordinated MBS securities from our own securitizations. We also hold REO acquired upon the foreclosure or other settlement of our owned non-performing loans or that we acquire in the market, principally single-family homes although we may also own smaller commercial properties. We will assess the allocation of investments across asset classes, and within asset classes, based on the risk-adjusted relative value of each asset and the overall contribution of each asset to the anticipated performance of our investment portfolio and the value to be added to our investment portfolio. Additional factors that may affect the allocation of our investments include profiles of borrowers, geographic and demographic information, security, structure, seniority, credit enhancement, and legal matters. Our investment allocations are subject to change based on market changes and our assessment of the factors described above. See also “— Financing Strategy and Use of Leverage.”
We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records. The Company has not experienced material write downs or impairments on the mortgage loans it has purchased since it commenced operations in July 2014. As of December 31, 2014, of the 1,340 loans in our portfolio, 72.7% were re-performing loans and 27.3% were non-performing loans.
Gregory is the holder of record for assets in Georgia, Illinois, Kentucky and Missouri because neither we nor our operating partnership holds the necessary license to hold those assets directly in such states. Gregory sells a 95% participation interest in the assets to our subsidiaries in exchange for 95% of the purchase price for the assets to be purchased by Gregory, which pays for the balance of such assets.
Potential Acquisition Opportunities
Our Manager and its affiliates are regularly presented with opportunities to acquire loan pools and other mortgage assets. As of March 23, 2015, our Manager identified and was actively evaluating 12 potential loan pool acquisitions that our Manager has determined, after a preliminary evaluation, fall within our investment strategy. These loan pools have a total UPB of approximately $68.1 million, of which 76.5% of the UPB comprises re-performing loans and 23.5% of the UPB comprises non-performing loans. We have not entered into a definitive agreement with respect to any of these loan pools, and there is no assurance that we will enter into a definitive agreement relating to any of these loan pools or any loans in a loan pool or, if such an agreement is executed, that we will actually close the acquisition. In addition, we expect a continuous flow of potential re-performing loan acquisition opportunities from participants in the ongoing non-performing loan sales programs held by the FHA, Fannie Mae and Freddie Mac. We believe purchasers of these loan pools will be interested in recognizing short-term gains and greater liquidity by selling re-performing loans from those pools. In addition, our Manager and its affiliates provide multiple potential bidders with pricing information for specific subsets of those non-performing pools, which provides those bidders with better pricing and gives us indirect access to those loan pool subsets if any of those bidders are successful.
Additional Investments
Set forth below is a description of the asset classes in which we expect to make investments.

Residential Mortgage Loans
Residential mortgage loans are loans secured by single-family residential real properties. We generally focus our residential mortgage loan acquisition efforts on the purchase of loan portfolios that are first lien, single-family fixed rate mortgage loans, ARMs and Hybrid ARMs with original terms to maturity of not more than 40 years and that are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter. While we expect to focus on older distressed mortgage loans, we will have the ability to invest in newly originated mortgage loans. In most cases, the loans we purchase will be re-performing (i.e., previously defaulted loans that have been modified and under which the borrower is currently performing for some period of time), and non-performing.
Commercial Mortgage Loans
We also expect to acquire commercial mortgage loans secured by smaller unit multifamily residences, which are considered commercial mortgage loans, as well as smaller mixed use retail/residential/office properties, which will generally have property values of less than $5 million. As with the single-family residential mortgage loans, we will have the ability to invest in newly originated mortgage loans, but we currently expect to focus on older distressed mortgage loans.
REO and Other Real Property
We will acquire individual real properties primarily through workouts of existing loans and foreclosure on defaulted loans as well as, to a much lesser extent, purchases from original owners. These properties will consist of single-family residential properties, smaller multifamily residences and commercial mixed use retail/residential properties, such as smaller commercial facilities with ground floor retail units and residences above them. We may acquire on an opportunistic basis portfolios of residential single-family and multi-family properties throughout the United States.
Investment Process
Our underwriting process for acquiring re-performing and non-performing loan portfolios relies on extensive research and analysis of the target portfolio’s loan and borrower characteristics, underlying property values, document integrity, local processes and timelines, and the use of our proprietary models to determine probabilistic future cash flows and returns from various resolution methodologies. Factors affecting our cash flow projections and related pricing include, but are not limited to, property location, property age and condition, resolution method, resolution timeline, foreclosure costs, rehabilitation costs, eviction costs, neighborhood rents, changes and rate of change of borrower credit ratings and targeted return. We value every portfolio on a loan-by-loan and property-by-property basis.
We generate and analyze multiple models that evaluate the following:
•
loan cash flows as if every non-performing loan is foreclosed and also using deterministic resolution outcomes; and

•
re-performing loans with risk-based cash flows and pricing based on payment history, time series credit scores, geography, effective loan-to-value ratios, likelihood of prepayment and predictive re-default probabilities.

For pool acquisitions, we target a 10–18% unlevered return. For non-performing loans, we forecast the relative likelihood of each resolution method — foreclosure, deed in lieu, short sale and rental. For re-performing pool acquisitions, we analyze each loan for re-default probability and resolution method. Each re-performing loan is analyzed through both a performing and non-performing path.
Purchase prices generally are at a significant discount to UPB and current property value, based in part on at least two unaffiliated broker price opinions for every property. Employees and agents of our Manager frequently visit the exteriors of properties prior to completion of due diligence and the information from such visits is incorporated into final loan pricing negotiations with the seller.
We estimate our resolution timelines using a combination of proprietary data, modeling and historical trends. Our analysis of the resolution or foreclosure timeline for a mortgage loan is based on its history to date with added time cushion. We have developed a robust database of foreclosure timelines on an individual county basis and in some instances, on an individual judge basis. We also use statistical models to determine the expected modification success probability and the expected short sale success probabilities. We have an extensive due diligence process to validate data consistency, accuracy and compliance and perform document and third-party lien reviews on all loan files.
The most important factors in analyzing re-performing loans are the level and duration of continued re-performance, the potential for HPA, prevailing interest rates and the potential for economic growth and the availability of financing for the borrower. For non-performing loans, the most important factors are the expected time to either re-performance or foreclosure, the condition of the real property, the potential for HPA, whether the property is located in an urban or rural area and its actual geographic location and relative costs of owning versus renting the property. The analysis of all mortgage loan and REO acquisitions is also affected by the supply of existing housing and rate of housing starts as higher construction costs, particularly if replacement cost is greater than market price, can slow the rate of starts and new housing inventory and lead to rising rental rates relative to mortgage payments. We evaluate geographic location priorities based on many different factors and data including, but not limited to, employment rates and the local mismatch between employment rates and housing supply, demographic shifts, cost of new construction, social services, education, crime and voting participation rates.
The following graphic outlines the process the Manager generally uses for assessing re-performing and non-performing portfolio investment opportunities:

100% review of property valuations through BPO review, statistical analysis and property visits
Re-Performing Loans
Non-Performing Loans
Analyze loan, borrower and document characteristics to determine re-default, re-modification and performance probabilities
Analyze loan and borrower characteristics for short sale or modification probability
Analyze effectiveness of loss mitigation process
Determine expected cash flows for continued payment probability and yield to average life
Determine cash flows from re-default path through NPL analysis
Estimate risk based expected re-performing yield to average life
Estimate risk based short sale net proceeds
Estimate future foreclosure timelines using proprietary model
Estimate expected gross and net rental yield
Estimate expected yield to average life on carry-back financing sale

Due Diligence

- Review title to validate lien position
- Identify any other existing liens including tax liens, municipal liens, HOA dues etc.
- Evaluate compliance with laws at origination including RESPA and TILA
- Analyze completeness of collateral files
- Analyze servicer comments for outstanding litigation, pending settlement offers, property damage, etc.

Gregory Funding — Loan Servicing and Loan Resolution; Property Management
Gregory Funding LLC, and in California, its subsidiary, Gregory Funding Inc., sister entities with our Manager and indirect subsidiaries of Aspen, service our mortgage loans, mortgage-backed securities, or MBS, REO and other real estate assets. Gregory is licensed to service loans or is exempt from licensing in all states in which it does business. Gregory is also an approved servicer for the FHA and the Veterans Administration, or VA. As of the date of this annual report, Gregory and its subsidiary have approximately 50 employees, agents and independent contractors in nine states engaged in servicing mortgage loans and property management, and is licensed in every state in which licensing is required for such activities.

The Servicer will employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, the Servicer will focus on (1) supporting the continuing performance of our re-performing loans; (2) converting a portion of our re-performing and non-performing loans to performing status; and (3) managing the foreclosure process and timelines with respect to the remainder of those loans.
Our preferred resolution methodology is typically to cause the re-performing and non-performing loans to perform. Following a period of continued performance, we expect many borrowers will refinance these loans with us or other lenders at or near the estimated value of the underlying property, potentially generating attractive returns for us. We believe loan re-performance followed by refinancing generates near-term cash flows, provides the highest possible stable economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these newly re-performing loans. However, based on historical experience, we expect that many of our non-performing residential mortgage loans will enter into foreclosure, ultimately becoming REO that we can, based on our analysis of risk-adjusted returns, sell, often while offering purchase money mortgage financing, or convert into rental properties. If a REO property does not meet our investment criteria, we expect the Servicer to engage in REO liquidation and short sale processes to dispose of the property and generate cash for reinvestment in other acquisitions. We believe that our multifaceted resolution approach will generally create optimal stable returns, as all loans and REO may not be amenable to a single resolution strategy. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we intend to dispose of any asset that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS prior to marketing the asset for sale.
The Servicer collects and remits mortgage loan payments, responds to borrower inquiries, accounts for principal and interest, holds custodial and escrow funds for payment of property taxes and insurance premiums, counsel or otherwise work with delinquent borrowers, supervises foreclosures and property dispositions and generally administers the loans. In return for these servicing functions, we pay servicing fees to the Servicer equal to specified percentages of the outstanding unpaid principal balance of the loans being serviced. We are entitled to other forms of servicing compensation, rather than the Servicer, such as late payment or modification fees and any prepayment penalties payable by borrowers. Servicing compensation also includes interest income, or the “float,” earned on collections that are deposited in various custodial accounts between their receipt and the scheduled or contractual distribution of the funds to investors. Generally, the Servicer does not advance delinquent monthly payments of interest or principal in respect of mortgage loans but will be obligated to make certain servicing advances.
The Servicer also services the mortgage loans underlying the MBS we create and sell to investors pursuant to customary agreements.
Under the servicing agreement, the Servicer also provides property management, lease management and renovation management services associated with the real properties we acquire upon conversion of mortgage loans that we will own or that we acquire directly and assists in finding third party financing for such properties.
The compensation payable by us to the Servicer for servicing our mortgage loans and managing our REO is described in more detail under “— Gregory Servicing Agreement.”
Gregory is licensed to originate loans in 11 states, and has relationships with lenders in most other states, and we rely on its in-depth knowledge of the properties in the underwriting process. Unlike more traditional mortgage lenders who base their underwriting primarily on the FICO® credit risk score, Gregory focuses on the borrower’s cash flow and residual income after satisfaction of monthly requirements, including the expenses for any dependents, employment stability and the ability to make a cash down payment. We believe that the ability to offer financing through Gregory and its relationships tailored to the particular borrower that is buying a property from us provides another tool to optimize our return as it can effectively convert an REO into a long-term high net yielding asset. In the typical transaction, Gregory would work with an unaffiliated lender to fund the loan that we would then purchase from the lender. We believe offering carryback financing to borrowers with strong cash flow is often times a more attractive alternative to immediate liquidation as we are able to attract a greater number of potential buyers and can charge higher interest rates on total outstanding UPB. Through Gregory’s origination capacity, we may also acquire a small number of newly originated smaller commercial property mortgage loans. Gregory receives no additional compensation from us for originating REO sale financing or other loans that we acquire.
Investment Guidelines
All of our investment activities are conducted by our Manager on our behalf pursuant to the management agreement. Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.
Our board of directors has adopted an investment policy designed to facilitate the management of our capital and assets and the maintenance of an investment portfolio profile that meets our objectives. The investment policy will help the board of directors oversee our efforts to achieve a return on assets consistent with our business objectives and to maintain adequate liquidity to meet any financial covenants and regular cash requirements.
Our Manager has established an internal investment committee, consisting of Messrs. Mendelsohn and Schaub and three other Aspen investment professionals experienced in residential and/or smaller commercial real estate investments. Any purchase of re-performing or non-performing residential mortgage loans or of properties will be analyzed by the capital markets group of our Manager and presented in written form to its investment committee for approval prior to purchase. Our Manager’s investment committee’s role is to act in accordance with the investment policy and guidelines approved by our board of directors for the investment of our capital. The investment committee may, without a vote of our stockholders, consider any investment, including investments in re-performing, non-performing and, as appropriate, performing residential and smaller commercial mortgage loans, consistent with our investment policy. We may also acquire single-family homes, smaller multi-family residential properties and smaller mixed use retail/residential/office properties either upon foreclosure or other settlement of our owned non-performing loans or in the market and opportunistically either sell such REO, including offering mortgage loans to the purchasers, or rent the REO for the short or long term.
Our Manager’s investment committee is authorized to finance our investment positions through repurchase agreements, warehouse lines of credit, securitized debt and other financing arrangements provided such agreements are negotiated with counterparties approved by the investment committee. Our Manager believes it is critical to structure any financing facilities to significantly limit the risk to our business from falling collateral values and margin calls. We intend to fund our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked-to-market and to employ repurchase agreements only for the period in which we are aggregating assets prior to securitization and without the obligation to mark to market the underlying collateral to the extent available. We may also hedge our interest rate exposure on our financing activities through the use of interest rate swaps, forwards, futures and options, subject to prior approval from the investment committee.
Our board of directors has adopted the following additional investment guidelines:
•
investments and acquisitions that exceed 15% of our equity from time to time must be approved by the Investment Supervisory Committee of our board of directors;

•
no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

•
no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act;

•
our assets will be invested within our target assets, as described above; and

•
until appropriate investments can be identified, we may pay off short-term debt or invest the proceeds of any offering in interest-bearing, short-term investments, including funds that are consistent with qualifying and maintaining our qualification as a REIT.

Our investment policy and guidelines may be changed from time to time by our board of directors without the approval of our stockholders.
Broad Investment Policy Risks
Our investment policy is very broad and, therefore, our Manager has great latitude in determining the types of assets that are appropriate investments for us, as well as the individual investment decisions. In the future, our Manager may make investments on our behalf with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our board of directors will periodically review our investment policy and guidelines and our investment portfolio but will not review or approve each proposed investment by our Manager unless it falls outside our previously approved investment policy or constitutes a related party transaction. In conducting periodic reviews, our board of directors will rely primarily on information provided to it by our Manager. Transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors.
In addition, we may change our business strategy and investment policy and targeted asset classes at any time without the consent of our stockholders, and this could result in our making investments that are different in type from, and possibly riskier, than our current investments or the investments currently contemplated. Changes in our investment strategy and investment policy and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.
Policies with Respect to Certain Transactions
Other than (i) the transactions pursuant to which we acquired our initial portfolio from Little Ajax II LLC, a Delaware limited liability company, or Little Ajax II, and from Gregory (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”), (ii) transactions in which Gregory is the holder of record because we or our subsidiaries may not hold the necessary license to hold those assets directly, but where we are the beneficial owner of at least 95% of the participation rights in those assets, or (iii) as approved by a majority of the independent members of our board of directors, we will not purchase portfolio assets from, or sell them to, our directors or officers or to our Manager, Aspen or any of their affiliates, or engage in any transaction in which they have a direct or indirect pecuniary interest, including in connection with the securitization of any of our mortgage loan assets (other than our agreements with our Manager, the Servicer and Aspen described in more detail herein).
Policies with Respect to Certain Other Activities
We intend to raise additional funds through future offerings of equity or debt securities or the retention of cash flow (subject to REIT distribution requirements) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time, subject to compliance with applicable regulatory requirements.
In addition, we expect to borrow money to finance or refinance the acquisition of re-performing and non-performing residential mortgage loans and REO and for general corporate purposes and we may borrow to finance the payment of dividends. Our investment policy, the assets in our portfolio, the decision to use leverage and the appropriate level of leverage will be based on our Manager’s assessment of a variety of factors, including our historical and projected financial condition, liquidity and results of operations, financing covenants, the cash flow generation capability of assets, the availability of credit on favorable terms, our outlook for borrowing costs relative to the unlevered yields on our assets, our intention to qualify and maintain our qualification as a REIT and exemption from the Investment Company Act, applicable law and other factors, as our board of directors may deem relevant from time to time. Our decision to use leverage will be at our Manager’s discretion and will not be subject to the approval of our stockholders. We are not restricted by our governing documents in the amount of leverage that we may use.

As of the date of this annual report, we do not intend to invest in the securities of other REITs, other entities engaged in real estate activities or securities of other issuers for the purpose of exercising control over such entities. We do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we would intend to divest such securities before any such registration would be required. We do not intend to underwrite securities of other issuers.
Financing Strategy and Use of Leverage
We intend to finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked-to-market and to employ repurchase agreements only for the period in which we are aggregating assets prior to securitization and without the obligation to mark to market the underlying collateral to the extent available. We expect our repurchase agreements will generally not exceed 65% of our purchase price or 65% of property value, whichever is less. We also expect to incur more leverage on re-performing loans than on non-performing loans. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of our securitizations, our repurchase financing facility and any other outstanding indebtedness.
In a repurchase agreement, we will sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase agreements are generally accounted for as debt secured by the underlying assets. During the term of a repurchase agreement, we will generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repurchase agreement financings are often used to purchase additional assets subject to the same repurchase agreement, our financing arrangements are not expected to restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repurchase agreement arrangements will typically be documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin. Given daily market volatility, we and our repurchase agreement counterparties will be required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repurchase agreement financing counterparties will generally have the right to determine the value of the underlying collateral for purposes of determining the amount of margin, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty’s valuation determination.
We may utilize other types of borrowings in the future, including but not limited to, debt financing through bank credit facilities, warehouse lines of credit and structured financing arrangements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.
Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. Our charter, bylaws and investment policies require no minimum or maximum leverage and our investment and risk management committees will have the discretion, subject to the oversight of our full board of directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio either in the aggregate or by asset class, although we currently expect that our debt-to-equity ratio will be within a range of 1:1 to 2:1.
We currently do not intend to hedge the risk associated with the mortgage loans and real estate underlying our portfolios. However, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt, subject to our maintaining compliance with the terms of the no-action letter so that we are not treated as a commodity pool operator for purposes of the Dodd-Frank Act. See “— Operating and Regulatory Structure — Commodity Pool Operator Exemption.”
These derivative transactions will be entered into solely for risk management purposes, not for investment purposes. When undertaken, these derivative instruments likely will expose us to certain risks such as price and interest rate fluctuations, timing risk, volatility risk, credit risk, counterparty risk and changes in the liquidity of markets. Therefore, although we expect to transact in these derivative instruments purely for risk management, they may not adequately protect us from fluctuations in our financing interest rate obligations.
The Management Agreement
Pursuant to our management agreement, our Manager implements our business strategy and manages our business and investment activities and day-to-day operations, subject to the oversight of our board of directors. Under the management agreement, we pay our Manager fees as follows: (1) a quarterly base management fee based on stockholders equity, payable 50% in shares of our common stock; and (2) a quarterly incentive management fee that is payable quarterly in arrears in cash based on cash dividends paid. Our Manager will be entitled to an incentive fee only if our board of directors declares a dividend from REIT taxable income, and the incentive fee will be payable at the same time that the dividend is payable to our stockholders. Our Manager will not receive any incentive fee in respect of a dividend constituting a return of capital. We also reimburse our Manager for all third party, out of pocket costs incurred by our Manager, including third party diligence and valuation consultants, legal expenses, auditors and other financial services. Neither we nor our Manager may terminate the management agreement without cause during the first 24 months of its term. Following such 24-month period, we or the Manager may terminate the management agreement without cause or in connection with any renewal of the management agreement, subject in certain cases, to payment of a termination fee.
Gregory Servicing Agreement
Under the servicing agreement, Gregory receives servicing fees ranging from 0.65% – 1.25% annually of UPB (or the fair market value or purchase of REO we own or acquire). Gregory is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, the actual cost of any repairs and renovations. The total fees incurred by us for these services will be dependent upon the UPB and type of mortgage loans that Gregory services, property values, previous UPB of the relevant loan, and the number of REO properties. The agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, we may be obligated to pay a termination fee. The management agreement will automatically terminate at the same time as the servicing agreement if the servicing agreement is terminated for any reason.
Competition
In acquiring our assets, we compete with other mortgage and hybrid REITs, hedge funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, investment banking firms, financial institutions, governmental bodies and other entities. Most of our competitors are significantly larger than us, have greater access to capital and other resources and may have other advantages over us. In addition to existing companies, other companies may be organized for similar purposes, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the price of our shares of common stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets and establish more relationships than us.

In the face of this competition, we rely on our Manager’s professionals and their industry expertise, which we believe provides us with a competitive advantage and help us assess risks and determine appropriate pricing for certain potential assets. In addition, we believe that these relationships enable us to compete more effectively for attractive asset acquisition opportunities. However, we may not be able to achieve our business objectives due to the competitive risks that we face.
Operating and Regulatory Structure
Tax Requirements
We will elect and intend to qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2014. Provided that we qualify and maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and non-U.S. taxes on our income. For example, for any business that we conduct through a taxable REIT subsidiary, or TRS, the income generated by that subsidiary will be subject to U.S. federal, state and local income tax. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of our operating partnership that owns our 19.8% equity interest in our Manager, and we have elected to treat Thetis TRS as a TRS under the Code. In January 2015, we applied for a private letter ruling from the Internal Revenue Service that would permit us to hold our interest in the Manager through the operating partnership.
Investment Company Act Exclusion
We intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term ‘‘investment securities,’’ among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We are organized as a holding company and conduct our businesses primarily through wholly owned subsidiaries of our operating partnership. Our operating partnership holds certain real estate and real estate-related assets, directly and through subsidiaries. Neither we nor our operating partnership nor Great Ajax Funding is an investment company under Section 3(a)(1)(C). In addition, we intend to conduct our operations so that neither we nor our operating partnership nor Great Ajax Funding come within the definition of an investment company by ensuring that less than 40% of the value of our total assets on an unconsolidated basis consists of  “investment securities.”
We monitor our compliance with the 40% test and the holdings of our subsidiaries to ensure that each of our subsidiaries is in compliance with an applicable exemption or exclusion from registration as an investment company under the Investment Company Act.
Our 19.8% equity interest in our Manager is owned by Thetis TRS, which is a special purpose subsidiary of our operating partnership. Thetis TRS may rely on Section 3(c)(1) or 3(c)(7) for its Investment Company Act exclusion and, therefore, our interest in such subsidiary would constitute an ‘‘investment security’’ for purposes of determining whether we pass the 40% test. We also may form certain other wholly owned or majority-owned subsidiaries that will invest, subject to our investment guidelines, in other real estate-related assets. These subsidiaries may rely upon the exclusion from the definition of investment company under the Investment Company Act pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act. The securities issued by any wholly owned or majority-owned subsidiary that we may form and that are excluded from the definition of  “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis.
In addition, we believe that neither we nor certain of our subsidiaries will be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act because we and they will not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we and such subsidiaries will be primarily engaged in non-investment company businesses related to real estate. Consequently, we and our subsidiaries expect to be able to conduct our operations such that none will be required to register as an investment company under the Investment Company Act.
The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries. We also treat the securitization trusts as majority-owned subsidiaries of Great Ajax Funding even though none of the securities issued by such trusts that are held by Great Ajax Funding meets the definition of voting securities under the Investment Company Act. We reached our conclusion in reliance on an opinion of counsel that the Trust Certificates issued by each securitization trust are the functional equivalent of voting securities and that, in any event, each securitization trust should be considered to be a majority-owned subsidiary of Great Ajax Funding. We have not asked the staff of the Securities and Exchange Commission, or the SEC, for concurrence of our analysis, our treatment of such securities as voting securities, or whether the securitization trusts, or any other of our subsidiaries, may be treated in the manner in which we intend, and it is possible that the SEC staff could disagree with any of our determinations. If the SEC staff were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets. Any such adjustment in our strategy could have a material adverse effect on us.
Certain of our subsidiaries may also rely upon certain exclusions from the definition of investment company under Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in “mortgages and other liens on and interests in real estate,” which we refer to as “qualifying real estate interests,” and at least 80% of its assets in qualifying real estate interests plus “real estate-related assets.”
On August 31, 2011, the SEC published a concept release entitled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments” (Investment Company Act Rel. No. 29778). This release notes that the SEC is reviewing the Section 3(c)(5)(C) exclusion relied upon by companies similar to us that invest in mortgage loans. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC or its staff regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies that we have chosen.
The loss of our exemption from regulation pursuant to the Investment Company Act could require us to restructure our operations, sell certain of our assets or abstain from the purchase of certain assets, which could have an adverse effect on our financial condition and results of operations. See “Item 1A. Risk Factors — Risks Related to Our Organizational Structure — Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations.”

Commodity Pool Operator Exemption
Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator,” or CPO. We have relied on no-action relief from registration from the Commodity Futures Trading Commission, or CFTC and filed our claim with the CFTC to perfect the use of the no-action relief from registration. In order to be exempt from registration as a CPO under the no-action relief, we must, among other non-operation requirements: (1) limit our initial margin and premiums required to establish our swap or futures positions to no more than 5% of the fair market value of our total assets; and (2) limit our net income derived annually from our swaps and futures positions that are not “qualifying hedging transactions” to less than 5% of our gross income. The need to operate within these parameters could limit the use of swaps by us below the level that we would otherwise consider optimal or may lead to the registration of our company or our directors as CPOs. See “Item 1A. Risk Factors — Risks Related to Regulatory and Legislative Actions — We may be unable to operate within the parameters that allow us to be excluded from regulation as a commodity pool operator, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.”
Environmental Matters
As an owner of real estate, we are subject to various U.S. federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance with environmental laws at our properties. Environmental laws can impose liability on an owner or operator of real property for the investigation and remediation of contamination at or migrating from such real property, without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to sell, lease or renovate the real estate or to borrow using the real estate as collateral. See also “Item 1A. Risk Factors.”
Employees
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Each of our executive officers is an employee or officer or both, of our Manager or of the Servicer, and they are paid by our Manager or the Servicer, as applicable. Our Manager and the Servicer expect to share employees with other affiliates of Aspen as necessary to implement our business strategy. Aspen and its affiliates, including the Servicer, have approximately 60 employees who may provide services to us or to our Manager or the Servicer for our benefit.
Item 1A.
Risk Factors

You should carefully consider the risks described below together with the other information included in this annual report on Form 10-K. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value of our common stock could decline.
Risks Related to Our Business
We have a limited operating history and may not be able to operate our business in accordance with the REIT requirements or generate sufficient revenue to make or sustain distributions to our stockholders.
We were incorporated on January 30, 2014 and commenced operations on July 8, 2014, following the closing of the Original Private Placement. Prior to July 8, 2014, neither we nor our Manager had any operating history, and our Manager has not previously operated or managed a REIT. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders or any distributions at all. The results of our operations depend on factors over which we have no control, including the availability of acquisition opportunities, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the mortgage loan and financial markets and general economic conditions.
A significant portion of the residential mortgage loans that we acquire are, or may become non-performing loans, which could increase our risk of loss.
We expect to acquire residential mortgage loans where the borrower has failed to make timely payments of principal and/or interest currently or in the past. As part of the residential mortgage loan portfolios we purchase, we also may acquire performing loans that subsequently become non-performing. We currently do not expect to acquire newly originated residential mortgage loans on properties that are not already part of our mortgage loan or REO portfolio. Under current market conditions, many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Although we expect to purchase loans at significant discounts to UPB and underlying property value, if actual results are different from our assumptions in determining the prices for such loans, particularly if the market value of the underlying property decreases significantly, we may incur significant losses. There are no limits on the percentage of non-performing loans we may hold. Any loss we incur may be significant and could materially and adversely affect us.
Residential mortgage loan modification and refinance programs, future legislative action, and other actions and changes in the general economy may materially and adversely affect the supply of, value of, and the returns on, re-performing and non-performing loans.
Our business model depends on the acquisition of a steady supply of re-performing and non-performing loans, our ability to support continued performance by borrowers under re-performing loans, the success of our loan modification and other resolution efforts and to a certain extent, the conversion of a portion of those loans to REO that we can then sell or rent. The number of re-performing and non-performing loans available for purchase may be reduced by uncertainty in the lending industry and the governmental sector and/or as a result of general economic improvement. Lenders may choose to delay foreclosure proceedings, renegotiate interest rates or refinance loans for borrowers who face foreclosure.
In addition, in recent years, the U.S. federal government has instituted a number of programs aimed at assisting at-risk homeowners, or reducing the number of properties going into foreclosure or going into non-performing status. For example, the U.S. Government, through the Department of the Treasury, U.S. Department of Housing and Urban Development, or HUD, and the Federal Housing Finance Agency or, FHFA, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding foreclosure on residential mortgage loans, and the Home Affordable Refinance Program, or HARP, which allows Fannie Mae and Freddie Mac borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages. HAMP, HARP and other loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans or to extend the payment terms of the loans. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, our portfolio of re-performing and non-performing loans.
Other governmental actions may affect our business by hindering the pace of foreclosures. In recent periods, there has been a backlog of foreclosures in certain jurisdictions, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice, or DOJ, HUD, State Attorneys General, the office of the Comptroller of the Currency, and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Legal claims brought or threatened by the DOJ, HUD, CFPB and State Attorneys General against residential mortgage servicers have produced large settlements. A portion of the funds from these settlements are directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near-term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties and assets that meet our investment criteria.
In addition, the U.S. Congress and numerous state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Act, also created the CFPB, which supervises consumer financial services companies (including bank and non-bank mortgage lenders and mortgage servicers) and enforces U.S. federal consumer protection laws as they apply to banks, credit unions and other financial services companies, including mortgage servicers, and which has issued many regulations regarding mortgage origination and servicing. These regulations provide for special remedies in favor of consumer mortgage borrowers, particularly upon default and foreclosure. It remains uncertain whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we may experience difficulty in finding target assets at attractive prices, which will materially and adversely affect us. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand for properties that we may seek to rent in our markets.
The supply of re-performing and non-performing loans may decline over time as a result of higher credit standards for new loans and/or general economic improvement, and the prices for re-performing and non-performing loans may increase, which could materially and adversely affect us.
As a result of the continuing effects of the economic crisis in 2008, there has been an increased supply of re-performing and non-performing loans available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second-lien residential mortgage loans has dramatically declined as lenders have increased their standards of creditworthiness in originating new loans and fewer homeowners may go into non-performing status on their residential mortgage loans. In addition, the prices at which re-performing and non-performing loans can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a smaller supply of re-performing and non-performing loans in the marketplace. For these reasons, along with the continuing slow rate of general improvement in the economy, the supply of re-performing and non-performing residential mortgage loans that we may acquire may decline over time, which could materially and adversely affect us.
Difficult conditions in the mortgage, residential real estate and smaller commercial real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest and these conditions may persist for the foreseeable future.
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the smaller commercial real estate market, the financial markets and the economy in general. Concerns about the residential mortgage market and a not-yet-stable real estate market, as well as inflation, energy costs, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system, continuing relatively high unemployment and under-employment and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies continue to announce losses from exposure to the residential mortgage market. These factors have affected investor perception of the risk associated with MBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values of certain of our assets and the asset classes in which we intend to invest have experienced volatility. Further deterioration of the mortgage market and investor perception of the risks associated with MBS we may retain as part of our securitizations, as well as other assets that we acquire could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may be materially and adversely affected by risks affecting borrowers or the single-family rental properties in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.
Our assets are not subject to any geographic, diversification or concentration limitations. Accordingly, our investment portfolio may be concentrated by geography, single-family rental property characteristics and/or borrower demographics, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for single-family housing or rentals in these or other areas where we will own assets may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments. Historically, the mortgage and real estate assets acquired by affiliates of our Manager have been concentrated in Florida and the western and southwestern United States.
Recent changes in consumer mortgage loan regulations may make it more difficult for borrowers to refinance our purchased mortgage loans.
The Dodd-Frank Act authorized the CFPB to issue regulations, including the Ability-to-Pay Rule, or the ATR Rule, governing a loan originator’s determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan, or ATR. The CFPB promulgated the ATR Rule, which implements detailed requirements on how lenders must establish a borrower’s ability to repay a covered mortgage loan. The ATR Rule became effective for residential mortgage loan applications received on or after January 10, 2014. A subset of mortgages within the ATR Rule are known as “qualified mortgages,” or QMs. The Dodd-Frank Act provides a statutory presumption that a borrower will have the ability to repay a loan if the loan has the characteristics that meet the definition of QM, potentially mitigating the risk of liability of the creditor and assignee of the creditor for special ATR remedies under the U.S. federal Truth in Lending Act, or TILA. Mortgage lenders may be reluctant to make loans that do not qualify as QMs because they will not be entitled to such protection against civil liability under the Dodd-Frank Act. As a result, the ATR Rule may restrict the availability of mortgage loans in the market, including refinancing loans.
Changes in the underwriting standards by Freddie Mac, Fannie Mae or FHA could make it more difficult to refinance our purchased mortgage loans.
In 2010, Freddie Mac and Fannie Mae announced tighter underwriting guidelines, particularly for adjustable rate mortgages, or ARMs, and hybrid interest-only ARMs, or Hybrid ARMs. Specifically, Freddie Mac announced that it would no longer purchase interest-only mortgages and Fannie Mae changed its eligibility criteria for purchasing and securitizing ARMs to protect consumers from potentially dramatic payment increases. Stricter underwriting standards by Freddie Mac, Fannie Mae or the FHA could affect our ability to refinance mortgage loans and the terms on which mortgage loans may be refinanced, which may adversely affect our business and results of operations.
The whole residential mortgage loans and other residential mortgage assets in which we may invest are subject to risk of default, among other risks.
The mortgage loans and other mortgage-related assets that we may acquire from time to time may be subject to defaults (including re-default for re-performing loans), foreclosure timeline extension, fraud, residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us. Residential mortgage loans are secured by single-family residential property and, when not guaranteed by a government sponsored enterprise, or GSE, such as Fannie Mae and Freddie Mac, or securitized through Ginnie Mae, are subject to risks of delinquency and foreclosure and risks of loss. The payment of the principal and interest on the mortgage loans we expect to acquire would not typically be guaranteed by any GSE or any other governmental agency. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that can benefit senior tranches of MBS. A whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly affect the value of such mortgage. The ability of a borrower to repay a loan secured by a residential property typically depends upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of nature, terrorism, social unrest and civil disturbances, may impair a borrower’s ability to repay a mortgage loan. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on a foreclosed mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
Whole mortgage loans are also subject to “special hazard” risk such as property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property. Although we expect to acquire mortgage loans at significant discounts from their UPB and underlying property value, in the event of any default under a mortgage loan held directly by us, we bear a risk of loss of the principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and results of operations. The MBS we retain from our own securitizations evidence interests in, or are secured by, pools of residential mortgage loans. Accordingly, the MBS that we hold will be subject to all of the risks of the respective underlying mortgage loans.
For certain residential mortgage loans, the Dodd-Frank Act established, through amendment to TILA, life-of-loan liability on any holder of a residential mortgage loan that takes action on the loan following default (including foreclosure). This liability is premised upon violation of the ATR Rule, as well as violation of the loan originator compensation rule. Borrower remedies, available by way of recoupment or set-off, include statutory damages and attorneys’ fees.
Our commercial mortgage loans in respect of smaller multi-family residential properties or smaller mixed use retail/residential properties may be subject to defaults, foreclosure timeline extension, fraud and commercial price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal.
Our commercial mortgage loans secured by multi-family or commercial property may be subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically depends primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
•
tenant mix;

•
success of tenant businesses;

•
property management decisions;

•
property location and condition;

•
competition from comparable types of properties;

•
changes in laws that increase operating expenses or limit rents that may be charged;

•
any need to address environmental contamination at the property or the occurrence of any uninsured casualty at the property;

•
changes in national, regional or local economic conditions and/or specific industry segments;

•
declines in regional or local real estate values;

•
declines in regional or local rental or occupancy rates;

•
increases in interest rates;

•
real estate tax rates and other operating expenses;

•
changes in governmental rules, regulations and fiscal policies, including environmental legislation; and

•
acts of God, terrorist attacks, social unrest and civil disturbances.

If we acquire and subsequently re-sell any whole mortgage loans, we may be required to repurchase such loans or indemnify investors if we breach representations and warranties.
If we acquire and subsequently re-sell any whole mortgage loans, we would generally be required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements and terms of any securitizations into which we sell loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Further, depending on the level of repurchase and resale activities, we may determine to conduct any such activities through a TRS.
We are subject to counterparty risk and may be unable to seek indemnity or require our counterparties to repurchase mortgage loans if they breach representations and warranties, which could cause us to suffer losses.
When selling mortgage loans, sellers typically make customary representations and warranties about such loans. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to repurchase or substitution, or that our counterparty will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. Our inability to obtain indemnity or require repurchase of a significant number of loans could harm our business, financial condition, liquidity, results of operations and our ability to make distributions to our stockholders.
Certain investments in portfolios of whole mortgage loans and other mortgage assets may require us to purchase less desirable mortgage assets as part of an otherwise desirable pool of mortgage assets, which could subject us to additional risks relating to the less desirable mortgage assets.
If we acquire portfolios of whole mortgage loans and other mortgage assets, the portfolio may contain some assets that we would not otherwise seek to acquire on their own. These other assets may subject us to additional risks. Acquisition of less desirable mortgage assets may impair our performance and reduce the return on our investments.
To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
Before making an investment, we intend to conduct (either directly or using third parties) certain due diligence. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, our due diligence processes will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The failure of a seller of mortgage loans to provide all the necessary documentation to us could adversely affect our ability to leverage our assets or otherwise service the mortgage loans that we will own.
Pursuant to customary provisions in the purchase agreements governing our loan acquisitions, we also generally will have the right to cause the sellers to repurchase certain loans if they do not provide proper documentation to evidence ownership or first lien status with respect to such loans within a specified time period. Any delay or inability to obtain such documentation could adversely affect our ability to leverage such loans, could adversely affect the Servicer’s ability to service those mortgage loans and any such repurchases by the sellers would decrease the size of our portfolio.
We will primarily own higher risk loans, which are more expensive to service than conventional mortgage loans.
A significant percentage of the mortgage loans we will own are higher risk loans, meaning that the loans are to less creditworthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by state and U.S. federal regulators or may experience higher compliance costs, which could result in a further increase in servicing costs. Through the servicing agreement, the Servicer will pass along to us many of the additional third-party expenses incurred by it in servicing these higher risk loans. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, could adversely affect our business, financial condition and results of operations.
A change in delinquencies for the loans we will own could adversely affect our business, financial condition and results of operations.
Delinquency rates have a significant impact on our revenues and expenses of our mortgage loans as follows:
•
Revenue.   Increased delinquencies generate higher ancillary fees to the loan servicer, which fees are recoverable, if at all, in the event that the related loan is liquidated prior to payment of the interest on the loan or MBS that we will own.

•
Expenses.   An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers. The cost of servicing an increasingly delinquent mortgage loan portfolio may rise without a corresponding increase in revenue because of increased third-party cost reimbursements such as property taxes and insurance.

An increase in delinquency rates could therefore adversely affect our business, financial condition and results of operations.
Moreover, a significant percentage of the mortgage loans we will own are higher risk loans, which tend to have higher delinquency and default rates than GSE and government agency-insured mortgage loans. These higher risk loans, combined with decreases in property values, have caused increases in loan-to-value ratios, resulting in borrowers having little or negative equity in their property, which may provide incentive to borrowers to strategically default on their loans. Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors.
Market conditions and other factors may affect our ability to securitize assets, which could increase our financing costs and adversely affect our results of operations and ability to make distributions.
Our ability to obtain permanent non-recourse financing through securitizations will be affected by a number of factors, including:
•
conditions in the securities markets, generally;

•
conditions in the asset-backed securities markets, specifically;

•
yields on our portfolio of mortgage loans;

•
the credit quality of our portfolio of mortgage loans; and

•
our ability to obtain any necessary credit enhancement.

In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. Recent conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, a general tightening of credit and substantial regulatory uncertainty. Although we have been able to complete two securitizations, if these conditions worsen in the future, they could increase our cost of funding, and could reduce or even eliminate our access to the securitization market. As a result, these conditions could preclude us from securitizing assets acquired for such purpose.
Our ability to sell mortgage loans into securitizations could also be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to sell assets into securitizations. Provisions of the Dodd-Frank Act have required significant revisions to the legal and regulatory framework that apply to the asset-backed securities markets and securitizations. For example, Section 15G of the Securities Exchange Act of 1934, or the Exchange Act, as modified by the Dodd-Frank Act, generally requires the issuer of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities. While Section 15G includes an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages” (as defined in the accompanying regulations), re-performing loans of the type that we intend to purchase and securitize generally will not qualify for this exemption. We will therefore be required to retain five percent or more of the credit risk associated with the assets we securitize.
In addition to these laws and rules, other U.S. federal or state laws and regulations that could affect our ability to sell assets into securitization programs may be proposed, enacted, or implemented. These laws and regulations could effectively preclude us from financing our assets through securitizations or could delay our execution of these types of transactions. Other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions that traditionally purchase and hold asset-backed securities, could also result in less investor demand for securities issued through securitization transactions.
Prepayment rates can change, adversely affecting the performance of our assets and our ability to reinvest the proceeds thereof.
The frequency at which prepayments (including voluntary prepayments by borrowers, loan buyouts and liquidations due to defaults and foreclosures) occur on mortgage loans, including those underlying MBS, is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the mortgage loans and any related MBS. These faster or slower than expected payments may adversely affect our profitability, although the effects vary because upon prepayment we can receive 100% of the remaining UBP that we had purchased at a significant discount.
We may purchase loans that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the loan. In accordance with accounting principles generally accepted in the United States, or GAAP, we amortize this premium over the expected term of the security or loan based on our prepayment assumptions or its contractual terms, depending on the type of loan or security purchased. If a loan is prepaid in whole or in part at a faster than its expected rate or contractual term (as applicable), we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.

We also may purchase securities or loans that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the loan. We accrete this discount over the expected term of the loan based on our prepayment assumptions or its contractual terms, depending on the type of loan or security purchased. If a loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of investment portfolio and result in a lower than expected yield on loans purchased at a discount to par.
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. The GSE guidelines for repurchasing delinquent loans from MBS trusts and changes in such guidelines also affect prepayment rates. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, cost of capital, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could lead to an acceleration of the payment of the related principal.
The adverse effects of prepayments may affect us in various ways. Particular investments may under-perform relative to any hedges that we may have constructed for these assets, resulting in a loss to us. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates, our business, financial condition and results of operations and ability to make distributions to our stockholders could be materially adversely affected.
The real estate assets and real estate-related assets we intend to or may invest in are subject to the risks associated with real property.
We will own real estate directly as well as assets that are secured by real estate. Real estate assets are subject to various risks, including:
•
declines in the value of real estate;

•
acts of nature, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•
acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•
adverse changes in national and local economic and market conditions;

•
changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•
costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•
the potential for uninsured or under-insured property losses.

The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Investments in second-lien mortgage loans could subject us to increased risk of losses.
We may invest in second-lien mortgage loans or create securitizations with MBS backed by such loans. If a borrower defaults on a second lien mortgage loan or on its senior debt (i.e., a first-lien loan in the case of a residential mortgage loan), or in the event of a borrower bankruptcy, such loan will be satisfied only after all senior debt is paid in full. As a result, if we invest in second-lien mortgage loans and the borrower defaults, we may lose all or a significant part of our investment.

Our use of models in connection with the valuation of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.
As part of the risk management process, we use our Manager’s detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by county, region, prepayment speeds and foreclosure frequency, cost and timing. Models and data are used to value assets or potential assets and also in connection with any hedging of our acquisitions. Many of the models are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the models to also be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.
Valuations of some of our assets will be inherently uncertain, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.
While in some cases our determination of the fair value of our assets will be based on valuations provided by third-party dealers and pricing services, we will value most of our assets using unobservable inputs based upon our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. The valuation process has been particularly difficult recently because market events have made valuations of certain assets unpredictable, and the disparity of valuations provided by third-party dealers has widened.
Our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially adversely affected if our fair value measurements of these assets were materially higher than the values that would exist if a ready market existed for these assets.
The lack of liquidity of our assets may adversely affect our business, including our ability to sell our assets.
We acquire assets, securities or other instruments that are not liquid or publicly traded, and market conditions could significantly and negatively affect the liquidity of other assets.
In addition, mortgage-related assets generally experience periods of illiquidity, including the recent period of delinquencies and defaults with respect to residential and commercial mortgage loans. Further, validating third-party pricing for illiquid assets may be more subjective than for liquid assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we have or could be attributed with material non-public information. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition.
An increase in interest rates may cause a decrease in the amount of certain of our target assets that are available for acquisition, which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to generate income and pay dividends.
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the amount of target assets available to us for acquisition, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.
The principal and interest payments on our retained MBS are not guaranteed by any entity and, therefore, are subject to increased risks, including credit risk.
We create and retain MBS that will be backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines. Consequently, the principal and interest on those MBS are not guaranteed by GSEs such as Fannie Mae and Freddie Mac, or securitized through Ginnie Mae. We do not currently expect to acquire third-party non-Agency MBS.
Our MBS are and will be subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by a single-family residential property and is subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property depends upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their mortgage loans. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent.
In the event of defaults under mortgage loans backing any of our retained MBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. Additionally, in the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. If borrowers default on the mortgage loans backing our MBS and we are unable to recover any resulting loss through the foreclosure process, our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially adversely affected.
The Servicer’s operations are heavily regulated at the U.S. federal, state and local levels and its failure to comply with applicable regulations could materially adversely affect our expenses and results of operations, and there is no assurance that we could replace the Servicer with servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms.
The Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the servicing agreement, including recent CFPB mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act. These laws and regulations cover a wide range of topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information (privacy). The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in direct conflict with each other or with U.S. federal law. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. Material changes in these rules and regulations could increase our expenses under the servicing agreement. From time to time, the Servicer may be party to certain regulatory inquiries and proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely its reputation. The Servicer’s failure to comply with applicable laws and regulations could adversely affect our expenses and results of operations. If we were to determine to change servicers, there is no assurance that we could find servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms. The Servicer’s failure to comply with these laws and regulations could also indirectly result in damage to our reputation in the industry and adversely affect our ability to effect our business plan.
The failure of the Servicer to service our assets effectively would materially and adversely affect us.
We will rely on the Servicer to service and manage our assets, including managing collections on our whole mortgage loans and the mortgage loans underlying our retained MBS. If the Servicer is not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If the Servicer takes longer to liquidate non-performing assets, our losses may be higher than originally anticipated. We also will rely on the Servicer to provide all of our property management, lease management and renovation management services associated with the real properties we acquire upon conversion of residential mortgage loans that we will own or that we acquire directly. The failure of the Servicer to effectively service our mortgage loans assets, including the mortgage loans underlying any MBS we may own, REO and other real estate-related assets could negatively impact the value of our investments and our performance.
We rely on the Servicer for our loss mitigation efforts relating to mortgage loan assets, which loss mitigation efforts may be unsuccessful or not cost-effective.
We depend on a variety of services provided by the Servicer, including, among other things, to collect principal and interest payments on our whole mortgage loans as well as the mortgage loans underlying our retained MBS and to perform loss mitigation services. In addition, legislation and regulation that have been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans. Mortgage servicers may be required or incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the owners of the mortgage loans. In addition to legislation that establishes requirements or creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, federal legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, recent laws and regulations, including CFPB regulations, delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the MBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative and regulatory actions, the Servicer may not perform in our best interests or up to our expectations, which could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.
We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
There continues to be uncertainty around the timing and ability of servicers to remove delinquent borrowers from their homes, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to owners of the mortgage loans or related MBS. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse and securitization processes, mortgage servicers may have difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of servicers’ control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The Servicer’s failure to remove delinquent borrowers from their homes in a timely manner could increase our costs, adversely affect the value of the property and mortgage loans and have a material adverse effect on our results of operations and business.
Changes in applicable laws or noncompliance with applicable law could materially and adversely affect us.
As an owner of real estate, we are required to comply with numerous U.S. federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord-tenant laws and other laws generally applicable to business operations. Noncompliance with laws or regulations could expose us to liability.
Lower revenue growth or significant unanticipated expenditures may result from our need to comply with changes in (i) laws imposing remediation requirements and potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord-tenant laws or (iii) other governmental rules and regulations or enforcement policies affecting the rehabilitation, use and operation of any single-family rental properties we may own, including changes to building codes and fire and life-safety codes.
Our decision whether to rent or sell any REO we acquire upon conversion of non-performing loans will depend on conditions in the relevant geographic markets, and if our assumptions about rental rates and occupancy levels in our markets are not accurate, our operating results and cash available for distribution could be adversely affected.
We intend either to sell or rent the real property, either single-family residences or smaller commercial properties, that we may acquire upon conversion of non-performing mortgage loans. The success of our business model will substantially depend on conditions in the applicable sales or rental markets in the relevant geographic markets, including, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, our operating results and cash available for distribution could be lower than expected, potentially materially.
Rental rates and occupancy levels for single-family residential properties have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including:
•
a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit;

•
economic and employment conditions that have increased foreclosure rates;

•
reduced real estate values that challenged the traditional notion that homeownership is a stable investment; and

•
the unprecedented level of vacant housing comprising the REO owned by banks, GSEs, and other mortgage lenders or guarantors.

The single-family rental market is currently significantly larger than in historical periods. We do not expect the favorable trends in the single-family rental market to continue indefinitely. A strengthening of the U.S. economy and job growth, together with the large supply of foreclosed single-family rental properties, the current availability of low residential mortgage rates and government-sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of single-family rental properties will decrease and the competition for tenants will intensify. To the extent that a significant portion of our business becomes single-family rentals, a softening of the rental property market in our markets could adversely affect our operating results and cash available for distribution, potentially materially.

We may incur significant costs in restoring our properties, and we may underestimate the costs or amount of time necessary to complete restorations.
Before determining whether to rent or sell any of our properties, the Servicer will perform a detailed assessment, including an on-site review of such property, to identify the scope of restoration to be completed. Beyond customary repairs, we may undertake improvements designed to optimize overall property appeal and increase the value and rentability of the property when such improvements can be done cost effectively. To the extent properties are occupied, restorations may be postponed until the premises are vacated. We expect that nearly all of our properties will require some level of restoration immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to restore extensively. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and may need to perform significant restorations and repairs from time to time. Consequently, we are exposed to the risks inherent in property restoration, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy and poor workmanship. If our assumptions regarding the cost or timing of restorations across our properties prove to be materially inaccurate, we could be materially and adversely affected.
Contingent or unknown liabilities could materially and adversely affect us.
Our acquisition activities are subject to many risks. We may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or other charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our insurance coverage, we might have to pay substantial sums to settle or cure it, which could materially and adversely affect us. The properties we acquire may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including zoning laws and regulations and prohibitions on leasing or requirements to obtain the approval of home owner associations prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.
Poor tenant selection and defaults by our tenants may materially and adversely affect us.
Our success with any REO that we may seek to rent will depend, in large part, upon our Servicer’s ability to attract and retain qualified tenants for our properties, whether residential or commercial. This will depend, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We will inevitably make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease or other regulations could materially and adversely affect us and the quality and value of our properties. For example, tenants may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties that may not be fully covered by security deposits, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with applicable regulations, sub-let to less desirable individuals in violation of our leases or permit unauthorized persons to occupy the property.
In addition, defaulting tenants will often be effectively judgment-proof. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property. In addition, we will incur turnover costs associated with re-leasing the properties, such as marketing expense and brokerage commissions, and will not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability, and may damage our reputation with our other tenants and in the communities where we do business.
A significant uninsured property or liability loss could have a material adverse effect on us.
We carry commercial general liability insurance and property insurance with respect to our rental properties on terms we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a single-family rental property or group of rental properties as well as the anticipated future revenues from such single-family rental property or group of properties. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with or court ordered damages to that third party. A significant uninsured property or liability loss could materially and adversely affect us.
We may change our investment strategy, investment guidelines and asset allocation without notice or stockholder consent which may result in riskier investments. In addition, our charter provides that our board of directors may authorize us not to seek to elect to be taxed as a REIT or to revoke or otherwise terminate our REIT election without the approval of our stockholders.
Our board of directors has the authority to change our investment strategy or asset allocation at any time without notice to or consent from our stockholders. To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this annual report. A change in our investment or leverage strategy may increase our exposure to interest rate and real estate market fluctuations or require us to sell a portion of our existing investments, which could result in gains or losses and therefore increase our earnings volatility. Decisions to employ additional leverage in executing our investment strategies could increase the risk inherent in our asset acquisition strategy. Furthermore, a change in our asset allocation could result in our allocating assets in a different manner than as described in this annual report.
In addition, our charter provides that our board of directors may authorize us not to seek to elect to be taxed as a REIT or to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could adversely affect our financial condition, results of operations, the market value of our common stock, and our ability to make distributions to our stockholders.
Our inability to compete effectively in a highly competitive market could adversely affect our ability to implement our business strategy, which could materially and adversely affect us.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We face significant competition when acquiring re-performing and non-performing loans and our other targeted assets. Our competitors include other mortgage REITs, financial companies, public and private funds, hedge funds, commercial and investment banks and residential and commercial finance companies. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. We also may have different operating constraints from those of our competitors including, among others, tax-driven constraints such as those arising from our intention to qualify and maintain our qualification as a REIT and restraints imposed on us by our attempt to comply with certain exclusions from the definition of an “investment company” or other exemptions under the Investment Company Act. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, may reduce the number of attractive re-performing and non-performing loan investment opportunities available to us or increase the bargaining power of asset owners seeking to sell, which would increase the prices for these assets. If such events occur, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.
Our ability to make distributions to our stockholders will depend on our operating results, our financial condition and other factors, and we may not be able to make regular cash distributions at a fixed rate or at all under certain circumstances.
We intend to make distributions to our stockholders in amounts such that we distribute substantially all of our taxable income in each year (subject to certain adjustments). This distribution policy will enable us to avoid being subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. However, our ability to make distributions will depend on our results of operations, which may experience uneven cash flow because we will hold re-performing and non-performing loans our earnings, applicable law, our financial condition and such other factors as our board of directors may deem relevant from time to time. We will declare and make distributions to our stockholders only to the extent approved by our board of directors.
We are highly dependent on communications and information systems operated by third parties, and systems failures could significantly disrupt our business and negatively impact our operating results.
Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are operated by third parties, including our affiliates, and, as a result, we have limited ability to ensure continued operation. In the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities which could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we, through the Servicer, may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of borrowers obligated on loans and our prospective and current mortgages and tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us.
Risks Related to Leverage and Hedging
We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable.
We use leverage to finance our investment operations and to enhance our financial returns and potentially to pay dividends. Sources of leverage may include bank credit facilities, warehouse lines of credit, structured financing arrangements (including securitizations) and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. We may use repurchase agreements to acquire certain assets, including our internally developed MBS, until we can securitize the assets. Because repurchase agreements are short-term borrowing, typically with 30- to 90-day terms although some may have terms up to 364 days, they are more subject to volatility in interest rates and lenders willingness to extend such borrowings. We currently do not expect a majority of our borrowings to be repurchase agreements or other short-term borrowings. Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. We intend to use leverage for the primary purpose of financing acquisitions for our portfolio and not for the purpose of speculating on changes in interest rates. We do not have a targeted debt-to-equity ratio generally or for specific asset classes, although we currently expect that our debt-to-equity ratio will be within a range of 1:1 to 2:1. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of our financing activity. Our ability to achieve our investment and leverage objectives will depend on our ability to borrow money in sufficient amounts and on favorable terms and, as necessary, to renew or replace borrowings as they mature.
Leverage will magnify both the gains and the losses of our positions. Leverage will increase our returns as long as we earn a greater return on investments purchased with borrowed funds than our cost of borrowing such funds. However, if we use leverage to acquire an asset and the value of the asset decreases, the leverage will increase our losses. Even if the asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will decrease our returns.
We may be required to post large amounts of cash as collateral or margin to secure our repurchase commitments. In the event of a sudden, precipitous drop in value of our financed assets, we might not be able to liquidate assets quickly enough to repay our borrowings, further magnifying losses. Even a small decrease in the value of a leveraged asset may require us to post additional margin or cash collateral. This may decrease the cash available to us for distributions to stockholders, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distribution to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to sale to satisfy our debt obligations.
To the extent we are compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which could jeopardize our ability to qualify and maintain our qualification as a REIT. Failing to qualify as a REIT would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available for distributions to stockholders.
We may not be able to achieve our optimal leverage or target leverage ratios.
We use leverage as a strategy to increase the return to our investors. However, we may not be able to achieve our desired leverage for any of the following reasons:
•
we determine that the leverage would expose us to excessive risk;

•
our lenders do not make funding available to us at acceptable rates or on acceptable terms; and

•
our lenders require that we provide additional collateral to cover our borrowings.

In addition, if we exceed our target leverage ratios, the potential adverse impact on our financial condition and results of operation described above may be amplified.
Non-recourse long-term financing structures such as securitizations expose us to risks that could result in losses to us.
We have used and intend to continue to use securitization and other non-recourse long-term financing for our investments if, and to the extent, available. In such structures, lenders typically have only a claim against the assets included in the securitizations rather than a general claim against the owner-entity. Prior to each such financing, we may seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization.

We also bear the risk that we may not be able to obtain new short-term facilities or may not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we retain and expect to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Additionally, the securitization of our portfolio could magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. An inability to securitize our portfolio may adversely affect our performance and our ability to grow our business.
Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.
Our failure to comply with covenants contained in any debt agreement, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our operating results and our financial condition.
We may enter into debt facilities that will require us to comply with various operational, reporting and other covenants that limit us from engaging in certain types of transactions. If there were an event of default under our debt facilities that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those debt instruments.
Hedging against interest rate changes and other risks may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Subject to qualifying and maintaining our qualification as a REIT and exemption from registration under the Investment Company Act, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity would vary in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•
interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•
available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•
the duration of the hedge may not match the duration of the related assets or liabilities being hedged;

•
to the extent hedging transactions do not satisfy certain provisions of the Code or are not made through a TRS, the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by the Code provisions governing REITs;

•
the value of derivatives used for hedging is adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity;

•
the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•
the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

Our hedging transactions, which would be intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
Our use of certain hedging techniques may expose us to counterparty risks.
If an interest rate swap counterparty cannot perform under the terms of the interest rate swap, we may not receive payments due under that swap, and thus, we may lose any unrealized gain associated with the interest rate swap. The hedged liability could cease to be hedged by the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. If we are required to sell our derivatives under these circumstances, we may incur losses. Similarly, if an interest rate cap counterparty fails to perform under the terms of the interest rate cap agreement, in addition to not receiving payments due under that agreement that would off-set our interest expense, we could also incur a loss for all remaining unamortized premium paid for that agreement.
Hedging instruments and other derivatives may not, in some cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.
Hedging instruments and other derivatives involve risk because they may not, in some cases, be traded on regulated exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Not all of the instruments that we will use will be executed on a regulated exchange. To the extent that we enter into any over-the-counter instruments that are not required to be, or accepted for, clearing, we may be subject to counterparty risks. We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the hedging agreement. Default by a party with whom we enter into a hedging transaction may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty’s insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations.
Changes in regulations relating to swaps activities may cause us to limit our swaps activity or subject us to additional disclosure, recordkeeping, and other regulatory requirements.
The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. New regulations have been promulgated by U.S. and foreign regulators to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In particular, the Dodd-Frank Act requires most derivatives to be executed on a regulated market and cleared through a central counterparty, which may result in increased margin requirements and costs. On December 7, 2012, the CFTC issued a No-Action Letter that provides mortgage REITs relief from such registration, or No-Action Letter, as a commodity pool to the extent that they meet certain conditions and submit a claim indicating that they will rely on such relief. We believe we meet the conditions set forth in the No-Action Letter and we have relied on this no-action relief from commodity pool registration. However, if in the future we do not meet the conditions set forth in the No-Action Letter or the relief provided by the No-Action Letter becomes unavailable for any other reason, we may need to seek to obtain another exemption from registration.
Risks Related to Regulatory and Legislative Actions
We operate in a highly regulated industry and continually changing U.S. federal, state and local laws and regulation could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders.
The residential mortgage industry is highly regulated. We and our Manager are required to comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which each of us conducts our businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A material failure to comply with any of these laws or regulations could subject us and our Manager to lawsuits or governmental actions and damage our reputation, which could materially adversely affect our business, financial condition and results of operations.
U.S. federal, state and local governments have recently proposed or enacted numerous new laws, regulations and rules related to mortgage loans, including servicing and collection of mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with U.S. federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, secured transactions, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. Our service providers, including the Servicer and outside foreclosure counsel retained to process foreclosures, must also comply with many of these legal requirements.
In particular, the Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the Truth in Lending Act, or TILA, and the Real Estate Settlement Procedures Act, or RESPA, aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements.
In addition, although we do not intend to acquire MBS in which the underlying mortgage loans are guaranteed or insured by any GSE or U.S. Governmental agency, actions taken by or proposed to be taken by, among others, FHFA, the U.S. Treasury, the Federal Reserve Board or other U.S. governmental agencies that are intended to regulate the origination, underwriting guidelines, servicing guidelines, servicing compensation and other aspects of mortgage loans guaranteed by the GSEs or U.S. governmental agencies (known as “Agency RMBS”) can have indirect and sometimes direct effects on our business and business model, results of operations and liquidity. For example, loan originators and servicers, investors and other participants in the mortgage securities markets may use regulatory guidelines intended for Agency RMBS as guidelines or operating procedures in respect of non-Agency RMBS. In addition, changes in underwriting guidelines for Agency RMBS generally affect the supply of similar or complementary non-Agency RMBS.

Our or our Manager’s failure to comply or cause the Servicer to comply with these laws, regulations and rules may result in reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations.
We expect that legislative and regulatory changes will continue in the foreseeable future, which may increase our operating expenses, either to comply with applicable law, to deal with regulatory examinations or investigations, or to satisfy our lenders and investors that we are in compliance with those laws, regulations and rules that are applicable to our business. Any of these new, or changes in, laws, regulations or rules could adversely affect our business, financial condition and results of operations.
We may be unable to operate within the parameters that allow us to be excluded from regulation as a commodity pool operator, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.
Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator,” or CPO. In December 2012, the CFTC issued the No-Action Letter, giving relief to operators of mortgage REITs from the requirement to register as a CPO. In order to qualify, we must, among other non-operation requirements: (1) limit our initial margin and premiums required to establish our swap or futures positions to no more than 5% of the fair market value of our total assets; and (2) limit our net income derived annually from our swaps and futures positions that are not “qualifying hedging transactions” to less than 5% of our gross income. The need to operate within these parameters could limit the use of swaps by us below the level that we would otherwise consider optimal or may lead to the registration of our company or our directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.
Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans. In the event that any such licensing requirement is applicable and we are not able to obtain such licenses in a timely manner or at all, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us.
Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently do not hold any such licenses, and there is no assurance that we will be able to obtain them or, if obtained, that we will be able to maintain them. In connection with these licenses we would be required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to obtain or maintain such licenses or our inability to enter into another regulatory-compliant structure, such as establishing a trust with a federally chartered bank as trustee to purchase and hold the residential mortgage loans, could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. In lieu of obtaining such licenses, we may contribute our acquired re-performing and non-performing residential mortgage loans to one or more wholly owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements, or the seller of such loans may continue to hold the loans on our behalf until we obtain the applicable state license. If required, we will form one or more subsidiaries that will apply for necessary state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit our ability to invest in residential mortgage loans. Our failure to obtain and maintain required licenses may expose us to penalties or other claims and may affect our ability to acquire an adequate and desirable supply of mortgage loans to conduct our securitization program and, as a result, could harm our business.
We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Residential mortgage loan originators and servicers are required to comply with various U.S. federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on “high cost” loans. Failure of our Manager or service providers to comply with these laws could subject us, as an assignee or purchaser of the related residential mortgage loans, to monetary penalties and could result in impairment in the ability to foreclose such loans or the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Risks Related to Our Management and Our Relationship with Our Manager, the Servicer and Aspen
We have conflicts of interest with our Manager, the Servicer and Aspen, and certain members of our board of directors, as well as our management team, have, or could have in the future, conflicts of interest due to their respective relationships with these entities, and such conflicts could be resolved in a manner adverse to us.
Conflicts between us and our Manager.   Our Manager manages our business, investment activities and affairs pursuant to the management agreement. This agreement was not negotiated at arm’s-length and, accordingly, could contain terms, including the basis of calculation of the amount of the fees payable to our Manager, that are less favorable to us than similar agreements negotiated with unaffiliated third parties. Furthermore, the calculation of our Manager’s incentive fee is based on the dividends declared by our board of directors. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of dividends at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.
As an externally managed REIT, we have no management or employees and are entirely managed by our Manager, which negotiates all our agreements and deals with all our contractual counterparties on our behalf. For example, our Manager acts for us in connection with the servicing agreement, including monitoring the performance of Gregory under the agreement and exercising any available rights or remedies on our behalf. Our Manager and Gregory are affiliates. Each of our officers is an officer of our Manager or the Servicer.
Conflicts between us and the Servicer.   The servicing agreement was also not negotiated at arms’-length and could contain terms that are less favorable to us than similar agreements negotiated with unaffiliated third parties. In addition, the Servicer is generally not prohibited from providing similar services to other owners of mortgage loans and real estate assets, including other affiliates of Aspen.
Conflicts presented by our acquisition of our initial portfolio through acquisition of assets of Little Ajax II.   In July 2014, we acquired our initial portfolio of mortgage-related assets by acquiring 82% of the limited liability company interests of Little Ajax II from Flexpoint REIT Investor (as defined below) and one of the Wellington Investors (as defined below) and their respective affiliates. In September, we acquired the remaining interests in this initial mortgage-related asset portfolio from Little Ajax II and from Gregory. While we believe that the purchase price for these assets was substantially equal on a pro rata basis to the original purchase prices paid by Little Ajax II and Gregory for their portions of the assets, the transactions were not negotiated at arms’-length and could contain terms less favorable to us than terms of similar agreements negotiated with unaffiliated third parties. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition, prior to any securitization of our assets, Gregory acts as the holder of record for mortgage loans in states in which neither we nor our subsidiaries can own the assets directly because we do not have the necessary licenses. We or our subsidiaries hold 95% participation interests in those loans and when we acquire such loans to securitize them we expect to acquire the entirety of such loans at the same purchase price as Gregory initially acquired such loans.
Particular risks associated with our license for the name “Great Ajax.”   If the management agreement expires or is terminated for any reason, the trademark license agreement pursuant to which we license the mark “Great Ajax” from Aspen will also terminate within 30 days. Upon any such termination, we would be required to cease doing business using the name “Great Ajax” and would have to change our corporate name, both of which could have a material adverse effect upon our business. All goodwill associated with our use of the mark “Great Ajax” is not our asset and such goodwill cannot be transferred by us to a third party. In addition, we need to obtain the consent of Aspen before we are permitted to register the licensed mark in any jurisdiction in the world. Failure to obtain such consent could have a material adverse effect on us, including our ability to expand our business into new jurisdictions.
Our Management team may engage in other activities and may have interests that conflict with ours.   Our Manager and members of its management team may engage in any other business or render similar or different services to others including, without limitation, the direct or indirect sponsorship or management of other investment-based accounts or commingled pools of capital, so long as its services to us are not impaired thereby; provided that it may not engage in any such business or provide such services to any other entity that invests in the asset classes in which we intend to invest so long as we have on hand an average of  $25 million in capital available for investment over the previous two fiscal quarters or our independent directors determine that we have the ability to raise capital at or above our most recent book value. If this occurs, our Manager or members of its management team may devote a disproportionate amount of time and other resources to acquire or manage properties owned by others. In addition, Aspen has agreed, for itself and its subsidiaries, including Gregory, to similar restrictions on their ability to compete with us. We will seek to manage any potential conflicts through provisions of our agreements with them and through oversight by independent members of our board of directors or general dispute resolution methods. However, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with our Manager, Gregory and Aspen or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with unaffiliated third parties.
We own a 19.8% equity interest in our Manager through Thetis TRS. As of March 23, 2015, our two largest stockholders, Flexpoint Great Ajax Holdings LLC (“Flexpoint REIT Investor”) an affiliate of an investment fund managed by Flexpoint Ford LLC, and investors consisting of an investment fund for which Wellington Management Company LLP is the investment advisor and one or more other investment advisory clients of Wellington Management Company LLP (collectively, the “Wellington Investors”) own 12.1% and 18.0%, respectively, of our outstanding common stock (assuming redemption of outstanding limited partnership units of our operating partnership, or OP Units, on a 1-for-1 basis into shares of our common stock after one year of ownership). In addition, Flexpoint REIT Investor and one of the Wellington Investors each own 26.73% of our Manager, and 9.8% of Great Ajax FS LLC (“GA-FS”), the parent of the Servicer. Mr. Mendelsohn controls 50% of the manager of Aspen, which is the direct parent of our Manager and GA-FS, and has certain economic and/or management rights with respect to 7.8% of the interests in Aspen. Furthermore, each of our executive officers is an executive officer of our Manager or the Servicer and has interests in our relationship with them that may be different from the interests of our stockholders. In particular, these individuals, other than the chief financial officer, have a direct interest in the financial success of our Manager or the Servicer, which may encourage these individuals to support strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and our Manager, Gregory, Aspen or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence.”
Our board of directors has approved a very broad investment policy and guidelines for our Manager and will not review or approve each investment decision. We may change our investment policy and guidelines without stockholder consent, which may materially and adversely affect the market price of our common stock and our ability to make distributions to our stockholders.
Our Manager is authorized to follow a very broad investment policy and guidelines and, therefore, has great latitude in determining the types of assets that are proper investments for us, as well as the individual investment decisions. In the future, our Manager may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our board of directors will periodically review our investment policy and guidelines and our investment portfolio but will not review or approve each proposed investment by our Manager unless it falls outside the scope of our previously approved investment policy and guidelines or constitutes a related party transaction.

In addition, in conducting periodic reviews, our board of directors will rely primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies. Transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. In addition, we may change our investment policy and guidelines and targeted asset classes at any time without the consent of our stockholders, and this could result in our making investments that are different in type from, and possibly riskier than, our current investments or the investments currently contemplated. Changes in our investment policy and guidelines and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.
We depend on our Manager. We may not be able to retain our engagement of our Manager under certain circumstances, which could materially and adversely affect us. Termination of our Manager by us without cause is difficult and costly and our agreements with Gregory may simultaneously terminate or be terminated, as applicable.
Our success depends upon our relationships with and the performance of our Manager and its key personnel. Key personnel may leave its employment or may become distracted by financial or operational issues in connection with their business and activities unrelated to us and over which we have no control or may fail to perform for any reason. Our Manager may engage in any other business or render similar or different services to others, including, without limitation, the direct or indirect sponsorship or management of other investment-based accounts or commingled pools of capital, so long as its services to us are not impaired thereby; provided that our Manager may not engage in any such business or provide such services to any other entity that invests in the asset classes in which we intend to invest so long as we have on hand an average of  $25 million in capital available for investment over the previous two fiscal quarters or our independent directors determine that we have the ability to raise capital at or above our most recent book value. Aspen has agreed for itself and its subsidiaries to similar restrictions. In the event our Manager provides its services to a competitor, it may be difficult for us to secure a suitable replacement to our Manager on favorable terms, or at all or maintain our engagement of our Manager. In the event that the management agreement is terminated for any reason or our Manager is unable to retain its key personnel, it may also be difficult for us to secure a suitable replacement to our Manager on favorable terms, or at all. Neither we nor our Manager may terminate the management agreement during the first 24 months of its term except “for cause” as defined therein. If we terminate the management agreement without cause thereafter or our Manager terminates the management agreement due to our default in the performance of any material term of the management agreement, we will be required to pay a significant termination fee. In addition, the management agreement will automatically terminate at the same time as the servicing agreement if the servicing agreement is terminated for any reason. If the management agreement expires or is earlier terminated, we and Gregory have certain rights to terminate the servicing agreement and the trademark license agreement will automatically terminate. The occurrence of any of the above-described events could materially and adversely affect us.
The incentive fee payable to our Manager under the management agreement will be payable quarterly based on the dividends declared by our board of directors and may cause our Manager to select investments in more risky assets to increase its incentive compensation.
Our Manager will be entitled to receive incentive compensation based upon the dividends declared by our board of directors in its discretion (together with the amount of distributions paid to holders of OP Units by our operating partnership, other than OP Units held by us as a limited partner). In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of dividends at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.
The servicing agreement was not negotiated at arms’-length.
Under the servicing agreement, the Servicer provides us with critically important services, including, among many others, the servicing of our whole mortgage loans, including the mortgage loans underlying our MBS, loan modification services, assisted deed-in-lieu of foreclosure services, assisted deed-for-lease services and other loss mitigation services with respect to our mortgage loans and property management, leasing management and renovation management services with respect to our real property assets and assistance in finding third party financing for such properties. The servicing agreement has an initial term of 15 years. Neither we nor the Servicer may terminate the servicing agreement without cause during the first 24 months of its term. Following such 24-month period, we may not terminate the servicing agreement except for cause or if we terminate the management agreement for cause. Following such 24-month period, the Servicer may terminate the servicing agreement without cause by providing written notice to us no later than 180 days prior to December 31 of any year, and the servicing agreement will terminate effective on the December 31 next following the delivery of such notice. The servicing agreement also provides that the Servicer may terminate the agreement within 180 days after receiving notice that the management agreement has terminated, without any termination payment by us if the management agreement has been terminated for cause. If the management agreement has been terminated other than for cause and the Servicer terminates the servicing agreement, we will be required to pay a significant termination fee. The management agreement will automatically terminate at the same time as the servicing agreement if the servicing agreement is terminated for any reason. Upon any termination of the servicing agreement, it may be difficult for us to secure suitable replacements or we may secure alternative servicers with less effective servicing platforms or at greater expense. In addition, the Servicer has no liability to us for its negligence in performing services for us under the servicing agreement, unless that negligence rises to the level of gross negligence or willful misconduct. The material terms of the servicing agreement are further described in “Item 1. Business — Gregory Servicing Agreement.” The servicing agreement was not negotiated at arms’-length; accordingly, it may contain terms that are less favorable to us than agreements negotiated with one or more unaffiliated third parties might contain.
Failure of Gregory to effectively perform its obligations under the servicing agreement could materially and adversely affect us.
We are contractually obligated to service the residential mortgage loans that we acquire and we must operate or provide for the operation of the real estate assets we will own. We do not have any employees, a servicing platform, licenses or technical resources necessary to service our acquired loans. Consequently, we have engaged Gregory to service our mortgage loans and other real estate assets. If for any reason Gregory is unable to service these loans or real estate assets at the level and/or the cost that we anticipate, or if we fail to pay Gregory or otherwise default under the servicing agreement, and Gregory ceases to act as our servicer, alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect our Manager’s performance under the management agreement and our business and results of operations. Gregory’s failure to perform the services under the servicing agreement would have a material adverse effect on us.
Our Manager has a contractually defined duty to us rather than a fiduciary duty.
Under the management agreement, our Manager has a contractual, as opposed to a fiduciary, relationship with us that limits its obligations to us to those specifically set forth in the management agreement. The ability of our Manager and its officers and employees to engage in other business activities may reduce the time it spends managing us. In addition, unlike the relationship we have with our directors, there is no statutory standard of conduct under the Maryland General Corporation Law, or the MGCL, for officers of a Maryland corporation. Officers of a Maryland corporation, including our officers who are employees of our Manager, are subject to general agency principles including the exercise of reasonable care and skill in the performance of their responsibilities as well as the duties of loyalty, good faith and candid disclosure.
Risks Related to Our Organizational Structure
Maintenance of our exclusion from regulation as an investment company under the Investment Company Act imposes significant limitations on our operations.
We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We are organized as a holding company and we conduct our business primarily through wholly owned subsidiaries of our operating partnership. Neither we nor our operating partnership nor Great Ajax Funding is an investment company under Section 3(a)(1)(C). The securities issued by our subsidiaries that are excluded from the definition of  “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed 40% of the value of all our assets (excluding U.S. government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Our 19.8% equity interest in our Manager is held by Thetis TRS, which is a special purpose subsidiary of our operating partnership, and Thetis TRS may rely on Section 3(c)(1) or Section 3(c)(7) for its Investment Company Act exclusion and, therefore, our interest in such subsidiary would constitute an “investment security” for purposes of determining whether we pass the 40% test (see “Item 1. Business — Operating and Regulatory Structure — Investment Company Act Exclusion” for additional information regarding the 40% test).
In connection with the Section 3(a)(1)(C) analysis, the determination of whether an entity is a majority-owned subsidiary of our company is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting security as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries. We also treat the securitization trusts as majority-owned subsidiaries of Great Ajax Funding even though none of the securities issued by such trusts that are held by Great Ajax Funding meets the definition of voting securities under the Investment Company Act. We reached our conclusion in reliance on an opinion of counsel that the Trust Certificates issued by each securitization trust are the functional equivalent of voting securities and that, in any event, each securitization trust should be considered to be a majority-owned subsidiary of Great Ajax Funding. We have not asked the SEC staff for concurrence of our analysis, our treatment of such securities as voting securities, or whether the securitization trusts, or any other of our subsidiaries, may be treated in the manner in which we intend, and it is possible that the SEC staff could disagree with any of our determinations. If the SEC staff were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets. Any such adjustment in our strategy could have a material adverse effect on us.
Certain of our subsidiaries may rely on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the entity’s assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity’s assets consist of qualifying real estate assets or real estate-related assets. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets.
To classify the assets held by our subsidiaries as qualifying real estate assets or real estate-related assets, we will rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC or its staff regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. In fact, in August 2011, the SEC published a concept release in which it asked for comments on this exclusion from regulation. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exemption from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we intend to monitor the assets of our subsidiaries regularly, there can be no assurance that our subsidiaries will be able to maintain their exclusion from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common stock, the sustainability of our business model and our ability to make distributions.

Registration under the Investment Company Act would require us to comply with a variety of substantive requirements that impose, among other things:
•
limitations on capital structure;

•
restrictions on specified investments;

•
restrictions on leverage or senior securities;

•
restrictions on unsecured borrowings;

•
prohibitions on transactions with affiliates; and

•
compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

If we were required to register as an investment company but failed to do so, we could be prohibited from engaging in our business, and criminal and civil actions could be brought against us.
Registration with the SEC as an investment company would be costly, would subject us to a host of complex regulations and would divert attention from the conduct of our business, which could materially and adversely affect us. In addition, if we purchase or sell any real estate assets to avoid becoming an investment company under the Investment Company Act, our net asset value, the amount of funds available for investment and our ability to pay distributions to our stockholders could be materially adversely affected.
The ownership limit in our charter may discourage a takeover or business combination that may have benefited our stockholders.
To assist us in qualifying as a REIT, among other purposes, our charter generally limits the beneficial or constructive ownership of our (a) common stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or (b) capital stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our capital stock. We have waived these ownership limits, to a certain extent, for Flexpoint REIT Investor, the Wellington Investors and certain other investors. This and other restrictions on ownership and transfer of our shares of stock contained in our charter may discourage a change of control of us and may deter individuals or entities from making tender offers for our common stock on terms that might be financially attractive to you or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell our common stock.
Our stockholders’ ability to control our operations is limited.
Our board of directors approves our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other strategies without a vote of our stockholders. Further, Flexpoint REIT Investor and the Wellington Investors own significant portions of our common stock, will continue to have significant influence over us, and may have conflicts of interest with us or you now or in the future.

Certain provisions of Maryland law could inhibit a change in our control.
Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:
•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder, and thereafter require two supermajority stockholder votes to approve any such combination; and

•
“control share” provisions that provide that a holder of our “control shares” (defined as voting shares of stock which, when aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), entitle the acquiror to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) generally has no voting rights with respect to the control shares except to the extent approved by our stockholders by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We elected to opt-out of these provisions of the MGCL, in the case of the business combination provisions, by resolution of our board of directors exempting any business combination between us and any other person (provided that such business combination is first approved by our board of directors, including a majority of our directors who are not affiliates or associates of such person), and in the case of the control share provisions, pursuant to a provision in our bylaws. We may not opt back in to either of these provisions without the approval of the holders of a majority of our shares of common stock.
Our authorized but unissued common and preferred stock may prevent a change in control of the company.
Our charter authorizes us to issue additional authorized but unissued common stock and preferred stock without stockholder approval. In addition, our board of directors may, without stockholder approval, (i) amend our charter to increase or decrease the aggregate number of our shares of stock or the number of shares of any class or series of stock that we have authority to issue, (ii) classify or reclassify any unissued common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, among other things, our board may establish a class or series of common stock or preferred stock that could delay or prevent a transaction or a change in control of the company that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.
Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interest.
Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:
•
actual receipt of an improper benefit or profit in money, property or services; or

•
active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action.

In addition, our charter authorizes us to indemnify our present and former directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law and our bylaws require us to indemnify our present and former directors and officers, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us as a director or officer in these and other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights against our present and former directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies, which could limit your recourse in the event of actions not in your best interests.
Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.
Our charter provides that, except pursuant to a Special Election Meeting (as defined in the charter), subject to the rights of holders of one or more classes or series of preferred stock to elect or remove one or more directors, a director may be removed only for “cause” (as defined in our charter), and even then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. At a Special Election Meeting, our Manager, the Servicer, Aspen Yo LLC and our directors and officers shall not vote the shares of common stock they beneficially own in the election or removal of directors. At a Special Election Meeting, a majority of the votes entitled to be cast is required to remove a director. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum, for the full term of the directorship in which the vacancy occurred (other than vacancies among any directors elected by the holder or holders of any class or series of preferred stock, if such right exists). These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in our control that is in the best interests of our stockholders.
Our charter generally does not permit ownership in excess of 9.8% of our common stock or of our stock of all classes and series based on value or number of shares, and attempts to acquire our stock in excess of the stock ownership limit will be ineffective unless an exemption is granted by our board of directors. These provisions may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares of common stock.
We expect to qualify and will elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. In order for us to qualify as a REIT, for each taxable year beginning with the year ending December 31, 2015, no more than 50% of the value of our outstanding shares of capital stock (after taking into account options to acquire shares of stock) may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to help us qualify as a REIT, among other purposes, our charter generally limits the beneficial or constructive ownership of our (a) common stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or (b) capital stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our capital stock. Our board of directors, in its sole and absolute discretion, may grant an exemption to certain of these prohibitions, subject to certain conditions and receipt by our board of certain representations, covenants and undertakings. In connection with our Private Placements, our board of directors waived such limit in connection with the ownership by Flexpoint REIT Investor, the Wellington Investors and certain other investors. Our board of directors may also from time to time increase this ownership limit for one or more persons and may increase or decrease such limit for all other persons. Any decrease in the ownership limit generally applicable to all stockholders will not be effective for any person whose percentage ownership of our stock is in excess of such decreased ownership limit until such time as such person’s percentage ownership of our stock equals or falls below such decreased ownership limit, but any further acquisition of our stock in excess of such decreased ownership limit will be in violation of the decreased ownership limit. Our board of directors may not increase the decreased ownership limit (whether for one person or all stockholders) if such increase would allow five or fewer individuals (including certain entities) to beneficially own more than 49.9% in value of our outstanding capital stock.

Our charter’s constructive ownership rules are complex and may cause the outstanding shares of our stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding shares of any class or series of our stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding shares of our common stock or of our stock of all classes and series and thus violate the ownership limits or other restrictions on ownership and transfer of our stock. Any attempt by a stockholder to own or transfer our stock in excess of the ownership limit without the consent of our board of directors or in a manner that would cause us to be “closely held” under Section 856(h) of the Code (without regard to whether the stock is held during the last half of a taxable year) or would otherwise cause us to fail to qualify as a REIT will result in the stock being automatically transferred to a trustee for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the stock ownership limit or the restrictions on ownership and transfer of our stock, any such transfer of our shares will be void ab initio. Further, any transfer of our stock that would result in our shares being beneficially owned by fewer than 100 persons will be void ab initio.
These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our shares of common stock might receive a premium for their shares of common stock over the then-prevailing market price or which holders might believe to be otherwise in their best interests.
Conflicts of interest could arise in the future as a result of our structure.
Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their oversight of the management of our company. At the same time, we, through our wholly owned subsidiary, will have fiduciary duties, as a general partner, to our operating partnership and to any partners thereof under Delaware law in connection with the management of our operating partnership. Our duties as a general partner to our operating partnership and any of its partners may come into conflict with the duties of our directors and officers. In the event of a conflict between the interests of our stockholders and the interests of the partners of our operating partnership, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the partners; provided, that for so long as we own a controlling interest in our operating partnership, any such conflict that we, in our sole and absolute discretion, determine cannot be resolved in a manner not adverse to either our stockholders or the partners of our operating partnership will be resolved in favor of our stockholders. For so long as we own a controlling interest in our operating partnership, the limited partnership agreement of our operating partnership requires us to resolve such conflicts in favor of our stockholders.
Risks Related to Our Common Stock
The market price of our common stock may fluctuate, and you could lose all or part of your investment.
The stock market in general has been, and the market price of our common stock in particular will likely be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock. Some of the other factors that could negatively affect our share price or result in fluctuations in our share price include:
•
actual or anticipated variations in our quarterly operating results;

•
increases in market interest rates that lead purchasers of our common stock to demand a higher yield;

•
changes in our funds from operations or earnings estimates;

•
changes in market valuations of similar companies;

•
actions or announcements by our competitors;

•
actual or perceived conflicts of interest, or the discontinuance of our strategic relationships, with our Manager, the Servicer or Aspen;

•
adverse market reaction to any increased indebtedness we incur in the future;

•
additions or departures of key personnel;

•
actions by stockholders;

•
speculation in the press or investment community;

•
our intentions and ability to list our common stock on a national securities exchange and our subsequent ability to maintain such listing;

•
failure to qualify or maintain our qualification as a REIT; and

•
failure to maintain our exemption from registration under the Investment Company Act.

We cannot assure you that the past experience of our management team or our Manager’s management team will be sufficient to successfully operate our company as a publicly traded company.
We have no operating history as a publicly traded company. We cannot assure you that the past experience of our management team or our Manager’s management team will be sufficient to operate our company as a publicly traded company, including timely compliance with the disclosure requirements of the SEC. We are required to develop and implement control systems and procedures in order to satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the listing standards of the New York Stock Exchange, or the NYSE, and this transition could place a significant strain on our Manager’s management systems, infrastructure and other resources, any of which could materially adversely impact our business, results of operations and financial condition.
In addition, since 2009, the management team of our Manager, on behalf of Aspen Capital, has invested in residential assets, including the assets in our portfolio. See “Item 1. Business — The Aspen Capital Companies — Manager Experience.” Aspen Capital’s overall portfolios of loans and properties may differ significantly from the mortgage loans we may acquire in terms of interest rates, principal balances, geographic distribution, types of properties, lien priority, origination and underwriting criteria, and other possibly relevant characteristics. Furthermore, Aspen Capital’s past performance is not indicative of future results and its results were not achieved by a public company nor by an entity organized as a REIT. Aspen Capital’s results are necessarily reflective of particular market conditions and current and future market conditions and economic factors beyond management’s control, which may cause future results to vary.
The preparation of our financial statements will involve the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments and assumptions prove to be inaccurate.
Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of our assets and the timing and amount of cash flows from our assets. These estimates, judgments and assumptions are inherently uncertain and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our future plan of operations.

If we fail to establish and maintain an effective system of internal controls, we may not be able to determine accurately our financial results or to prevent fraud.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of internal control that need improvement, and we cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure that our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all.
We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.
To qualify and maintain our qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions to holders of our common stock out of legally available funds. Our current policy is to pay quarterly distributions that, on an annual basis, will equal all or substantially all of our net taxable income. We have not, however, established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, any debt covenants, qualification and maintenance of our REIT qualification, restrictions on making distributions under Maryland law and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future and our board of directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
•
the profitability of the assets we hold, purchase or originate;

•
our ability to make profitable acquisitions and originations;

•
margin calls or other expenses that reduce our cash flow;

•
defaults in our asset portfolio or decreases in the value of our portfolio; and

•
the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions or increases in cash distributions in the future. In addition, some of our distributions may include a return of capital.
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent that distributions exceed earnings or cash flow from our investment activities.
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent that distributions exceed earnings or cash flow from our investment activities. Because our assets will consist primarily of re-performing and non-performing mortgage loans that may not receive payments on a regular basis, we may experience uneven cash flow, making it more difficult to maintain the necessary cash to pay distributions. Such distributions would reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results. In addition, funding our distributions from our net proceeds may constitute a return of capital to our investors, which would have the effect of reducing each stockholder’s basis in its common stock.

We will incur increased costs as a result of being a public company.
As a public company with listed equity securities, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the NYSE, with which we are not required to comply as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses. We will need to:
•
institute a more comprehensive compliance function;

•
design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and Public Company Accounting Oversight Board, or the PCAOB;

•
comply with rules promulgated by the NYSE;

•
prepare and distribute periodic public reports in compliance with our obligations under the U.S. federal securities laws;

•
involve and retain to a greater degree outside counsel and accountants in the above activities; and

•
establish a more robust investor relations function.

In addition, being a public company subject to these rules and regulations will require us to incur substantial costs to increase coverage under our director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are subject to reporting and other obligations under the Exchange Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We expect to be an “emerging growth company” as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholders advisory votes on executive compensation. We have elected to use an extended transition period for complying with new or revised accounting standards. We cannot predict whether investors will consequently find shares of our common stock less attractive, which may adversely affect the market price of our common stock.
Future sales of our common stock or other securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of your shares.
Sales of substantial amounts of shares of our common stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of shares of our common stock, or the perception that such sales could occur, may adversely affect prevailing market values for our common stock. In connection with our IPO, we entered into a lock-up agreement that prevents us, subject to certain exceptions, from offering additional shares of our common stock for up to 180 days after the date of our IPO, or August 12, 2015. Our directors and officers have also agreed, subject to certain exceptions, not to sell any shares of common stock that they owned at the time of our IPO for up to 180 days thereafter. These lock-up provisions may be released at any time and potentially without notice. Lastly, effective 60 days after our IPO, we have an obligation to have a registration statement effective that permits certain holders of our shares of common stock prior to our IPO to sell those shares. If the restrictions under the lock-up agreements are waived and/or such registration statement becomes effective, additional shares of common stock may become available for resale, subject to applicable law, which could reduce the market price for our common stock.
Item 1B.
Unresolved Staff Comments

None.
Item 2.
Properties

Our principal executive offices are shared with our Manager and are located in 9400 SW Beaverton-Hillsdale Hwy, Suite 131, Beaverton, OR 97005. The lease for these premises expires on December 31, 2017; we are not responsible for any lease costs. Our telephone number is: 503-505-5670. Our web address is www.great-ajax.com. The information on our website does not constitute a part of this annual report.
Item 3.
Legal Proceedings

Neither we nor any of our affiliates are the subject of any material legal or regulatory proceedings. We and our affiliates may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.
Item 4.
Mine Safety Disclosures

Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock have been listed on the NYSE since February 13, 2015 under the symbol “AJX.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s shares of common stock, as reported by the NYSE.
	Price Range
	High	Low
For the period from February 13, 2015 to March 23, 2015	$14.70	$13.98
Dividends
We expect to qualify and will elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. U.S. federal income tax law requires that a REIT distribute each year an amount equal to at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain.
To satisfy the distribution requirement necessary to qualify as a REIT and to avoid paying U.S. federal tax on our income, we intend to make regular quarterly distributions of substantially all of our REIT taxable income to holders of our common stock. Any distributions we make will be at the discretion of our board of directors and will depend upon our earnings and financial condition, qualification and maintenance of REIT status, applicable provisions of the MGCL and such other factors as our board of directors deems relevant. For more information regarding risk factors that could materially adversely affect our earnings and financial condition, see “Item 1A. Risk Factors.”
To the extent that cash available for distribution is less than our REIT taxable income, we could be required to sell assets, borrow funds or raise equity capital to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We generally will not be required to make distributions with respect to activities conducted through Thetis TRS or any other TRS that we may form.
We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may be designated by us as capital gain or may constitute a return of capital. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains.
The following chart shows dividends declared by our board of directors:
Date Dividend Declared	Dividend Amount	Record Date	Dividend Payment Date
November 12, 2014	$0.08	November 21, 2014	December 4, 2014
January 16, 2015	$0.16	January 13, 2015	January 30, 2015
Unregistered Sales of Securities
On July 8, 2014, we closed the Original Private Placement under Rule 144A and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which we sold 8,213,116 shares of our common stock and 453,551 OP Units. On August 1, 2014, we closed the sale of an additional 263,570 shares of our common stock and 14,555 OP Units pursuant to the exercise of the option to purchase additional shares we granted to FBR Capital Markets & Co., the initial purchaser and placement agent in the Original Private Placement. The purchase price per share was $15.00. The net proceeds from the Original Private Placement, after deducting the initial purchaser’s discount and placement fee and offering expenses paid by us of approximately $6 million, were approximately $128.4 million. In the Original Private Placement, Flexpoint REIT Investor and one of the Wellington Investors, each directly or through one or more affiliated entities purchased 1,645,363 shares of our common stock (in the case of one of the Wellington Investors, inclusive of shares issuable upon redemption of 468,106 OP units).

On December 16, 2014, we closed the Second Private Placement pursuant to which we sold 2,725,326 shares of common stock and 156,000 OP Units to qualified institutional buyers and accredited investors. The purchase price per share was $15.00. The net proceeds from the Second Private Placement after deducting the placement fee and offering expenses paid by us of approximately $2 million, was approximately $41.2 million. The Second Private Placement was made in reliance on the exemptions from registration set forth in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Flexpoint REIT Investor purchased 192,137 shares of common stock and one of the Wellington Investors, each directly or through one or more affiliated entities purchased 650,000 shares of common stock (inclusive of shares issuable upon redemption of 156,000 OP Units) in the Second Private Placement. FBR Capital Markets & Co. acted as placement agent for the Second Private Placement.
Pursuant to our 2014 Director Equity Plan, at the closing of the Original Private Placement, each of Messrs. Handley, Hoffman and Ogren was granted 2,000 restricted shares of our common stock, and at the closing of our IPO, Mr. Condas was granted 2,000 restricted shares of our common stock. The shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
On November 20, 2014 and on December 31, 2014, we issued each of Messrs. Handley, Hoffman and Ogren 417 shares of our common stock in payment of half of his quarterly director fees. On November 20, 2014 and on March 16, 2015, we issued 14,621 and 17,214 shares of our common stock, respectively, to our Manager in payment of half of its quarterly management fee. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
On January 21, 2015, we sold 5,250 shares to affiliated persons at a price of  $15.00 per share, the last price at which shares were sold to unaffiliated purchasers in the Second Private Placement in December 2014, for an aggregate purchase price of  $78,750. The shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
Use of Proceeds from Sale of Registered Shares
On February 12, 2015, our registration statement on Form S-11 (File No. 333-201369) was declared effective for our IPO, pursuant to which we registered the sale of 5,835,000 of our common stock, plus an additional 875,250 additional shares to cover the option to purchase additional shares granted to the underwriters. On February 19, 2015, the Company completed its IPO of 5,000,000 shares of common stock priced at $14.25 per share. Great Ajax offered 3,750,000 shares of common stock and selling stockholders offered 1,250,000 shares of common stock. Certain of our existing stockholders, including certain affiliates, purchased an aggregate of 730,000 shares of our common stock in this offering at the initial public offering price. FBR Capital Markets & Co. acted as representative of the underwriters. We raised approximately $50.9 million before subtracting offering expenses.
On March 3, 2015 pursuant to the option to purchase additional shares granted to the underwriters in its initial public offering, we and the selling stockholders sold an additional 276,797 shares of common stock at the initial public offering price of  $14.25 per share. We sold 226,464 shares of common stock and the selling stockholders sold 50,333 shares of common stock pursuant to exercise of the option to purchase additional shares granted to the underwriters.
We are using substantially all of the $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) of our IPO to acquire additional mortgage loan assets as described in the prospectus dated February 13, 2015.

Item 6.
Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. The selected consolidated statements of income data for the period from January 30, 2014, our inception date, through December 31, 2014 and the selected consolidated balance sheet data as of December 31, 2014, are derived from the audited consolidated financial statements included elsewhere in this annual report. The historical results presented below are not necessarily indicative of future results of operations.
Statement of Income (Dollars in thousands except per share data)	From Inception through December 31, 2014
INCOME
Loan interest income	$6,940
Interest expense	(771)
Net interest income	6,169
Other income	75
Total income	6,244
EXPENSE
Related party expense – management fee	956
Related party expense – loan servicing fees	485
Other fees and expenses	1,053
Total expense	2,494
Income before provision for income tax	3,750
Provision for income tax	—
Consolidated net income	3,750
Less: consolidated net income attributable to the non-controlling interest	326
Consolidated net income attributable to the common stockholders	$3,424
Basic earnings per common share	$0.41
Diluted earnings per common share	$0.40

Balance sheet (Dollars in thousands)	At December 31, 2014
Total assets	$272,758
Total liabilities	$101,478
Non-controlling interest	$9,473
Total equity	$171,280

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Great Ajax Corp. is a Maryland corporation that focuses primarily on acquiring, investing in and managing a portfolio of re-performing and non-performing mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. We also invest in loans secured by multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The multi-family and commercial mixed-use properties generally will have loan values of up to approximately $5 million. We refer to these as “smaller commercial properties.” In July and August 2014, we closed the

Original Private Placement, which resulted in net proceeds to us of approximately $128.4 million. We commenced operations on July 8, 2014. In December 2014, we closed the Second Private Placement of shares of our common stock and OP Units, which resulted in net proceeds to us of approximately $41.2 million. Through December 31, 2014, we have acquired mortgage loans and other mortgage-related assets with an aggregate UPB of  $308.2 million.
The Company completed its IPO in February and March 2015 and sold an aggregate of 3,976,464 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We are using the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.
We are externally managed by Thetis Asset Management LLC, an affiliate. We own a 19.8% interest in the Manager. Our mortgage loans and other real estate assets are serviced by Gregory Funding LLC, a subsidiary of Aspen. We conduct substantially all of our business through our operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership, and its subsidiaries. We, through a wholly owned subsidiary, are the general partner of our operating partnership. Thetis TRS is a wholly owned subsidiary of the operating partnership that owns the equity interest in the Manager. We elected to treat Thetis TRS as a TRS under the Code. In January 2015, we applied for a private letter ruling from the Internal Revenue Service that would permit us to hold our interest in the Manager through the operating partnership. In September 2014, we formed Great Ajax Funding LLC, a wholly owned subsidiary of the operating partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional securitizations. In November 2014, we formed AJX Mortgage Trust I, a wholly owned subsidiary of the operating partnership, in connection with a repurchase agreement.
We expect to qualify and will elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code, and that our current intended manner of operation will enable us to meet the requirements for taxation as a REIT for U.S. federal income tax purposes.
Market Trends and Outlook
The U.S. Federal Reserve estimates that as of December 31, 2014, there was approximately $9.9 trillion of mortgage loans outstanding on U.S. one-to-four family residential properties and approximately $994.1 billion of mortgage loans outstanding on U.S. multi-family residential properties.
While housing starts increased in 2014 over 2013, the number of building permits issued in the fourth quarter of 2014 indicates that starts may be leveling off for single-family homes (an increase of 3% compared to the third quarter). Construction starts on single-family homes were up 8% from the previous quarter and up 6% from the fourth quarter of 2013, they remain significantly below historical levels. In addition to the leveling of housing starts, a persistent price gap exists between newly built homes and existing homes with sales of existing homes showing improvements while sales of new homes continued to lag in the fourth quarter of 2014. Furthermore, HUD has noted that the listed inventories of new and of existing homes at the end of the fourth quarter 2014 would support 5.4 months and 4.4 months, respectively, of sales at the current sales pace, while historical average supply of homes on the market is 6.0 months. In addition to fewer housing starts, a persistent price gap exists between newly built homes and existing homes. While new homes are almost always are more expensive, on average, than their older comparables, that gap has widened since the last recession. The Mortgage Bank Association estimates that total one-to-four family mortgage loan originations (including both purchase and refinance transactions) will increase from $1.1 trillion in 2014 to $1.2 trillion in 2015.

Cyclical trends are prompting a significant realignment within the mortgage sector. These trends and their effects include:
•
continuing sales of residential mortgage assets by banks and other mortgage lenders due to elevated operating costs resulting from new regulatory requirements, delinquencies and impairments;

•
the continuing decline in home ownership that, conversely, has increased the demand for single-family and multi-family residential rental properties and associated rents;

•
the dislocations in the residential mortgage loan origination market and the limited availability of financing for non-GSE mortgages since 2008, which have made qualifying for a mortgage loan more difficult. These factors, combined with shifting demographic trends and the need for families pushed out of their homes through foreclosure or the inability to continue to pay their mortgage loans, are driving increased demand for loan modifications, non-GSE mortgage financing and single-family rental properties;

•
the changing regulatory landscape, leading to the reduction of the government’s role in, and the return of private capital, including non-bank participants, to the housing finance market; some of the changes have begun to be implemented, as evidenced by the tightening of conforming loan limits and increases in guarantee fees; and

•
unemployment remaining relatively high, under-employment continuing to be a concern and real wages continuing to be stagnant, which means that the ability of borrowers to continue to pay their existing mortgage loans will likely remain under pressure.

The current market landscape is also generating new opportunities in residential mortgage-related whole loan strategies. The origination of subprime and alternative residential mortgage loans has dramatically declined since 2008 and the new QM and ATR Rule requirements will also put pressure on new originations. Additionally, many banks and other mortgage lenders have increased their credit standards and down payment requirements for originating new loans.
The combination of these factors has also resulted in a significant number of families that cannot qualify to obtain new residential mortgage loans. We believe new U.S. federal regulations addressing “qualified mortgages” based, among other factors on employment status, debt-to-income level, impaired credit history or lack of savings, will continue to limit mortgage loan availability from traditional mortgage lenders. In addition, we believe that many homeowners displaced by foreclosure or who either cannot afford to own or cannot be approved for a mortgage will prefer to live in single-family rental properties with similar characteristics and amenities to owned homes as well as smaller multi-family residential properties. In certain demographic areas, new households are being formed at a rate that exceeds the new homes being added to the market, which we believe favors future demand for non-federally guaranteed mortgage financing for single-family and smaller multi-family rental properties. For all these reasons, we believe that demand for single-family and smaller multi-family rental properties will increase in the near term and remain at heightened levels in the foreseeable future.
We expect the availability of pools of re-performing and non-performing loans, properties in foreclosure and REO to increase and remain elevated over the next several years. The single family mortgage delinquency rate at December 31, 2014 is 6.71%, according to the Federal Reserve Board. Overall housing values have rebounded since 2012; however, CoreLogic®, a leading global property information, analytics and data-enabled services provider, has reported that approximately 5.4 million homes, or 10.8% of all residential properties with a mortgage, were in a negative position as of the end of the fourth quarter 2014. Negative equity, often referred to as “underwater” or “upside down,” means that borrowers owe more on their mortgages than their homes are worth. Negative equity can occur because of a decline in value, an increase in mortgage debt or a combination of both. For the homes in negative equity status, the national aggregate value of negative equity was $349 billion at the end of the fourth quarter of 2014, up $7 billion from approximately $342 billion at the end of the third quarter 2014. In addition, Corelogic® reports that of the 49.9 million residential properties with equity, approximately 10 million have less than 20% equity. Borrowers with less than 20% equity, referred to as “under-equitied,” may have a more difficult time refinancing their existing home or obtaining new financing to sell and buy another home due to underwriting constraints. Under-equitied mortgages accounted for 20% of all residential properties with a mortgage nationwide in the fourth quarter of 2014, with more than 1.4 million residential properties at less than 5% equity, referred to as near-negative equity. Properties that are near-negative equity are considered at risk if home prices fall. Further, a portion of the 800,000 borrowers with low interest rates under the HAMP for the past five years will begin seeing mortgage payment increases in 2014. Generally, their interest rates will increase by one percentage point each year until their rate equals the average 30-year, fixed-rate mortgage rate at the time of modification. 11% of HAMP borrowers have already missed at least one payment, and we believe that wages and home prices have not improved enough for many of these borrowers to afford the monthly payment increase. In June, September and November 2014, the FHA held note sales under the Distressed Asset Stabilization Program of 2014, or DASP, as part of a broad effort by the FHA to decrease losses and market and sell non-performing loans in bulk. Further such sales are expected. In addition, in July 2014 and February 2015, Freddie Mac sold $659 million and $392 million, respectively, of non-performing loans, and both Fannie Mae and Freddie Mac have indicated that they will have ongoing non-performing loan sales programs going forward.
We also believe that banks and other mortgage lenders have strengthened their capital bases and are more aggressively foreclosing on delinquent borrowers or selling these loans to dispose of their inventory. Additionally, many non-performing loan buyers are now interested in reducing their investment duration and have begun selling re-performing loans.
We also believe there are significant attractive investment opportunities in the smaller commercial mortgage loan and property markets. We focus on densely populated urban areas where we expect positive economic change based on certain demographic, economic and social statistical data. The primary lenders for smaller multi-family and mixed retail/residential properties are community banks and not regional and national banks and large institutional lenders. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools that these primary banks, lenders and portfolio acquirers typically desire. Many community banks also remain under financial and regulatory pressure since the financial crisis and are now beginning to sell smaller commercial mortgage loans as property values have begun to increase.
Factors That May Affect Our Operating Results
Acquisitions.   Our operating results depend heavily on sourcing re-performing and non-performing loans. We believe that there is currently a large supply of re-performing and non-performing loans available to us for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population. We further believe that we will be able to purchase residential mortgage loans at lower prices than REO properties for the following reasons.
•
We believe that buying re-performing loans is more efficient and lower risk than acquiring REO rentals directly because the net cash flow from the re-performing loans is typically greater than rent cash flow. Re-performing loans are typically purchased at significant discounts from UPB and underlying property values, but the borrower pays interest on the full UPB, leading to a higher current yield. The borrower is also responsible for property taxes, insurance and maintenance, which are all costs that the owner of the REO would otherwise have to pay. In addition, to the extent that the UPB exceeds the home’s value, the lender will receive all appreciation until such time as the HPA exceeds the UPB. While the return to the mortgage loan owner is thus capped, conversely, there is also risk mitigation if the REO value decreases, until the value is less than the price the lender paid for the loan.

•
If a re-performing loan becomes a non-performing loan, or we purchase a non-performing loan, which is purchased at a deeper discount than re-performing loans, we, through the Servicer, have a number of ways to mitigate our loss. These loss mitigation techniques include working with the borrower to achieve performance, including through modification of the mortgage loan terms as well as short sale, assisted deed-in-lieu of foreclosure, assisted deed-for-lease, foreclosure and other loss mitigation activities. With each REO acquired, we assess the best potential return — either through rental, sale with carryback financing, which we believe will increase the potential pool of purchasers, or sale without our financing the purchase.

•
We believe that we will be able to purchase residential mortgage loans at lower prices than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with sales of real estate, whether single-family residences or smaller commercial properties, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this will motivate the sellers to accept a lower price for the re-performing and non-performing loans than they would if selling REO.

•
We believe there are fewer participants in the re-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure and expertise involved in servicing loans and managing single-family rental properties across various states. Additionally, as the acquirer of loans, we take the risk of delays in the foreclosure process for non-performing loans. We will focus on smaller pools of mortgage loan assets that we can analyze on a loan-by-loan basis, and we believe that we will be able to aggregate these smaller pools often at a greater discount than would be available for larger pools. We believe the relatively lower level of competition for re-performing and non-performing loans, combined with growing supply, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to acquire REO.

We expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of unacquired loans typically constitutes a small portion of a particular portfolio. In any case where we do not acquire the full portfolio, we make appropriate adjustments to the applicable purchase price.
Financing.   Our ability to grow our business by acquiring re-performing and non-performing loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet. In October 2014 and November 2014, we completed securitization transactions pursuant to Rule 144A under the Securities Act in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. We may also enter into repurchase financing facilities under which we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. In November 2014, we entered into a repurchase financing facility. We describe the securitizations and the repurchase financing facility below under “— Liquidity and Capital Resources.” To the extent appropriate at the relevant time, our financing sources may also include bank credit facilities, warehouse lines of credit, structured financing arrangements and additional repurchase agreements, among others. See “— Liquidity and Capital Resources.” We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions.
To qualify as a REIT under the Code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.
Resolution Methodologies.   We, through the Servicer, or our affiliates, employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a non-performing loan is resolved will affect the amount and timing of revenue we will receive. Our preferred resolution methodology is to modify non-performing loans. Once successfully modified and there is a period of continued performance, we expect that borrowers will typically refinance these loans with other lenders or facilitated by the Servicer at or near the estimated value of the underlying property. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these modified loans. Though we do not actively seek to acquire REO or rental properties, through historical experience, we expect that many of our non-performing residential mortgage loans will enter into foreclosure or similar proceedings, ultimately becoming REO that we can convert into single-family rental properties that we believe will generate long-term returns for our stockholders. REO property can be converted into single-family rental properties or they may be sold through REO liquidation and short sale processes. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 24 months or longer from the loan acquisition date. The exact nature of resolution will depend on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we intend to dispose of any asset that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS prior to marketing the asset for sale.
The state of the real estate market and home prices will determine proceeds from any sale of real estate. We will opportunistically and on an asset-by-asset basis determine whether to rent any REO we acquire, whether upon foreclosure or otherwise, we may determine to sell such assets if they do not meet our investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results. Conversely, declining real estate prices are expected to negatively affect our results.
Conversion to rental property.   The key variables that will affect our residential rental revenues over the long-term will be the extent to which we acquire REO, which, in turn, will depend on the amount of our capital invested, average occupancy and rental rates in our owned rental properties. We expect the timeline to convert acquired loans into rental properties will vary significantly by loan, which could result in variations in our revenue and our operating performance from period to period. There are a variety of factors that may inhibit our ability, through the Servicer, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and the associated deferrals (including from litigation); unauthorized occupants of the property; U.S. federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; U.S. federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and high levels of unemployment and underemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.
Expenses.   Our expenses primarily consist of the fees and expenses payable by us under the management agreement and the servicing agreement. Our Manager incurs direct, out-of-pocket costs related to managing our business, which are contractually reimbursable by us. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year at an asset level since we depreciate our properties on a straight-line basis over a fixed life. Interest expense consists of the costs to borrow money.
Changes in home prices.   As discussed above, generally, rising home prices are expected to positively affect our results, particularly as it should result in greater levels of re-performance of mortgage loans, faster refinancing of those mortgage loans, more re-capture of principal on greater than 100% LTV (loan-to-value) mortgage loans and increased recovery of the principal of the mortgage loans upon sale of any REO. Conversely, declining real estate prices are expected to negatively affect our results, particularly if the price should decline below our purchase price for the loans and especially if borrowers determine that it is better to strategically default as their equity in their homes decline. While home prices have risen to nearly pre-Great Recession levels in many parts of the United States, there are still significant regions where values have not materially increased. When we analyze loan and property acquisitions we do not take HPA into account except for rural properties for which we model negative HPA related to our expectation of worse than expected property condition. We typically concentrate our investments in specific urban geographic locations in which we expect stable or better property markets, although we do not use any appreciation expectation in the performance modeling.
Changes in market interest rates.   With respect to our business operations, increases in interest rates, in general, may over time cause: (1) the value of our mortgage loan and MBS portfolio to decline; (2) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to higher interest rates; (3) prepayments on our mortgage loans and MBS portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; (4) the interest expense associated with our borrowings to increase; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (a) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts; (b) the value of our mortgage loan and MBS portfolio to increase; (c) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (d) the interest expense associated with our borrowings to decrease; and (e) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.
Market conditions.   Due to the dramatic repricing of real estate assets during the most recent financial crisis and the continuing uncertainty in the direction and continuing strength of the real estate markets, we believe a void in the debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers face insolvency or have determined to reduce or discontinue investment in debt or equity related to real estate. We believe the dislocations in the residential real estate market have resulted or will result in an “over-correction” in the repricing of real estate assets, creating a potential opportunity for us to capitalize on these market dislocations and capital void.
We believe that in spite of the continuing uncertain market environment for mortgage-related assets, current market conditions offer potentially attractive investment opportunities for us, even in the face of a riskier and more volatile market environment, as the depressed trading prices of our target assets have caused a corresponding increase in available yields. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.
Critical Accounting Policies and Estimates
Certain of our critical accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider significant estimates to include expected cash flows from mortgage loans and fair value measurements. We believe that all of the decisions and assessments upon which our consolidated financial statements are and will be based were or will be reasonable at the time made based upon information available to us at that time. We have identified our most critical accounting policies to be the following:
Mortgage loans, net.   Purchased mortgage loans are initially recorded at the purchase price at the time of acquisition and are considered asset acquisitions. As part of the determination of the purchase price for mortgage loans, we use a discounted cash flow valuation model to model expected cash flows, and which considers alternate loan resolution probabilities, including liquidation or conversion to real estate owned. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates and loan resolution timelines.

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have some degree of credit quality deterioration since origination and have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The re-performing mortgage loans were determined to have common risk characteristics and have been accounted for as a single loan pool. Similarly, non-performing mortgage loans were determined to have common risk characteristics and have been accounted for as a single non-performing pool. Under ASC 310-30, the Company estimates cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. The Company determines the excess of the loan pool’s contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the non-accretable yield. The difference between expected cash flows and the purchase price (at acquisition) or the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the period ended December 31, 2014, the Company recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the period ended December 31, 2014, the Company accreted $6.9 million into interest income with respect to its loan portfolio. As of December 31, 2014, these loans had a UPB of  $304.5 million and a carrying value of  $211.2 million.
Generally, we acquire loans at a discount associated with some degree of credit impairment. We elect to aggregate certain pools of loans with common risk characteristics and accrue interest income thereon at a composite interest rate, based on expectations of cash flows to be collected for the pool. Expectations of pool cash flow are reviewed quarterly. Adjustments to a pool’s prospective composite interest rate or an allowance for impairment are made to the extent revised expectations differ from original estimates.
For loans that do not qualify for pool aggregation treatment, including performing loans that are not purchased at discounts resulting from credit-related issues, interest is recognized using the simple-interest method on daily balances of the principal amount outstanding, adjusted for the amortization or accretion of the loan premium or discount over the contractual life of the loan.
Accrual of interest on individual loans is discontinued when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Our policy is to stop accruing interest when a loan’s delinquency exceeds 90 days. All interest accrued but not collected for loans that are placed on non-accrual status or subsequently charged-off are reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic principal and interest payments returns and future payments are reasonably assured, in which case the loan is returned to accrual status.
An individual loan is considered to be impaired when, based on current events and conditions, it is probable we will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent.
For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans.
The allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans.
Purchased non-performing loans that are accounted for as individual loans are recorded at fair value, which is generally the purchase price. Interest income is recognized on a cash basis and loan purchase discount is accreted to income in proportion to the actual principal paid. Loans are tested quarterly for impairment and impairment reserves are recorded to the extent the fair market value of the underlying collateral falls below net book value.

Residential properties.   Property is recorded at cost if purchased, or at fair value of the asset less estimated selling costs if obtained through foreclosure by us. Properties acquired through foreclosure are generally held as long-term investments, but may eventually be held-for-sale. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of cost or fair market value. Net unrealized losses are recognized through a valuation allowance by charges to income.
No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred. Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be held-for-sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 27.5 years.
With respect to residential rental properties not held-for-sale, we perform an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.
If the carrying amount of a held-for-investment asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using broker pricing opinions, or BPOs. In some instances, appraisal information may be available and is used in addition to BPOs.
We perform property renovations to maximize the value of property for our rental strategy. Such expenditures are part of our initial investment in a property and, therefore, are capitalized as part of the basis of the property. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.
Fair value of assets and liabilities.   Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level l — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The degree of judgment utilized in measuring fair value generally correlates to the level of pricing observability. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets and liabilities rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether it is new to the market and not yet established, and the characteristics specific to the transaction.

Property held-for-sale is measured at cost at acquisition and subsequently measured at the lower of cost or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent BPO, or management’s judgment as to the selling price of similar properties.
Income Taxes.   We intend to elect REIT status upon the filing of our 2014 income tax return, and have conducted our operations in order to satisfy and maintain eligibility for REIT status. Accordingly, we do not believe we will be subject to U.S. federal income tax beginning in the year ended December 31, 2014 on the portion of our REIT taxable income that is distributed to our stockholders as long as certain asset, income and share ownership tests are met. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. We may also be subject to state or local income or franchise taxes.
Thetis TRS, and any other TRS that we form, will be subject to U.S. federal and state income taxes. On January 13, 2015 we applied for a private letter ruling from the Internal Revenue Service that would allow us to exclude our proportionate share of gross income from the Manager if we held our interest in the Manager through our operating partnership. If we receive such a ruling, we expect that we will hold our interest in the Manager through our operating partnership, instead of through Thetis TRS; however, there is no assurance that such a ruling will be issued. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.
We evaluate tax positions taken in our consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.
Our tax returns remain subject to examination and consequently, the tax positions taken by us may be subject to change.
Emerging Growth Company.   Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.
Results of Operations for the Period from Inception (January 30, 2014) through December 31, 2014
We were formed on January 30, 2014 as a Maryland corporation and were capitalized on March 28, 2014 by our then sole stockholder, Aspen. We commenced operations upon the closing of the Original Private Placement on July 8, 2014. Upon the closing of the Original Private Placement, the Company used $48.8 million of the proceeds to acquire its initial mortgage portfolio through the acquisition of 82% of the equity interests in Little Ajax II, LLC. Little Ajax II was an affiliated entity that acquired primarily re-performing mortgage loans and a number of non-performing mortgage loans in a series of transactions between December 1, 2013 and July 7, 2014. In September 2014, we completed a transaction to acquire the remaining interests in this initial mortgage-related asset portfolio. The transaction initially had Little Ajax II redeem the 82% membership interest of the operating partnership by distributing to the operating partnership 82% of all Little Ajax II loans, participation interests and real property. The operating partnership then purchased for cash the remaining 18% interest in such real estate assets for an aggregate purchase price of approximately $11.4 million. The operating partnership also purchased for cash from Gregory, its 5% interest in the 43 loans in which Little Ajax II held a 95% participation interest for approximately $0.2 million.
Our results of operations for the period ended December 31, 2014 do not reflect a full year of operating results. On average, the loans in the portfolio at December 31, 2014 were held for approximately 93 days of the year. The results of operations for the period presented below are not indicative of our expected results in future periods.
From inception through December 31, 2014, the Company aggregated a portfolio consisting primarily of 1,363 mortgage loans secured by single and one-to-four family residences with an aggregate UPB of $308.2 million. The Company acquired the loans at an aggregate purchase price of  $214.4 million. Re-performing loans represented $223.8 million UPB and a $163.9 million purchase price and non-performing loans represented $84.4 million UPB and a $50.5 million purchase price. The purchase price for re-performing loans and non-performing loans equaled 70.6% and 59.7%, respectively, of the estimated market value of the underlying collateral.
As of December 31, 2014, our portfolio of mortgage-related assets consisted of the following:
Portfolio as of December 31, 2014
No. of Loans(1)	1,340
Total UPB	$304,516,485
Interest-Bearing Balance	$283,981,030
Deferred Balance(2)	$20,535,455
Market Value of Collateral(3)	$313,669,168
Price/Total UPB(3)	69.8%
Price/Market Value of Collateral	67.9%
Weighted Average Coupon(4)	5.06%
Weighted Average LTV(5)	114%
Remaining Term (as of 12/31/2014)	299.5
No. of first liens	1,327
No. of second liens	13
No. of Rental Properties	3
Market Value of Rental Properties	$366,900
Capital Invested	289,954
Price/Market Value of Rental Properties	79.0%
Gross Rent/Month	$3,800
Other REO	12
Market Value of Other REO	$2,068,500

(1)
Information reflects 1 loan in which we hold a 40.5% beneficial interest through an equity method investee and 24 loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.

(2)
Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.

(3)
As of date of acquisition.

(4)
Our loan portfolio consists of fixed rate (53.4% of UPB), ARM (28.2% of UPB) and Hybrid ARM (18.4% of UPB) mortgage loans with original terms to maturity of not more than 40 years.

(5)
UPB as of December 31, 2014 divided by market value of collateral as of date of acquisition.

We closely monitor the status of our mortgage loans and through our Servicer, work with our borrowers to improve their payment records. We have not experienced material write downs or impairments on the mortgage loans purchased since commencement of operations in July 2014. As of December 31, 2014, of the 1,340 loans in our portfolio, 72.7% were re-performing loans and 27.3% were non-performing loans. The following chart shows the percentages of our portfolio, based on total price paid, represented by non-performing loans and re-performing loans at December 31, 2014.
Loan Portfolio as of December 31, 2014

The following table sets forth the years in which our mortgage loans were originated based upon UPB:
Mortgage Loan Origination at December 31, 2014
Years of Origination	Percentage of UPB
Prior to 1990	0.2%
1990 – 2000	1.4%
2001 – 2005	20.9%
2006 – 2008	71.1%
After 2008	6.4%

The following table identifies the mortgage loans by state, number of loans, loan value and collateral value and percentages thereof for the assets acquired through December 31, 2014 identified above:
Assets By State As of December 31, 2014
State	Loan Count	UPB ($)	% of UPB	Collateral Value(1)	% of Collateral Value
FL	319	77,185,355	25.3%	68,562,978	21.9%
CA	138	45,065,165	14.8%	45,967,117	14.7%
NY	97	30,948,524	10.2%	39,501,200	12.6%
NJ	84	28,202,761	9.3%	27,035,767	8.6%
MD	65	17,542,983	5.8%	18,748,900	6.0%
IL*	61	12,771,417	4.2%	11,281,725	3.6%
MA	36	10,467,278	3.4%	11,141,000	3.6%
AZ	41	10,150,902	3.3%	8,588,000	2.7%
TX	66	7,113,129	2.3%	10,017,600	3.2%
GA*	45	6,661,866	2.2%	6,400,493	2.0%
VA	28	5,374,937	1.8%	6,004,082	1.9%
PA	54	4,647,279	1.5%	5,829,000	1.9%
OR**	10	4,401,875	1.4%	5,875,614	1.9%
OH	39	4,345,413	1.4%	4,695,218	1.5%
NC	30	3,202,658	1.1%	3,229,004	1.0%
MI	21	2,986,830	1.0%	3,233,460	1.0%
AL	13	2,984,862	1.0%	2,690,800	0.9%
CT	10	2,698,765	0.9%	2,935,500	0.9%
WA	13	2,533,058	0.8%	2,615,500	0.8%
NV	12	2,505,495	0.8%	1,923,500	0.6%
HI	7	2,165,109	0.7%	3,521,405	1.1%
CO	10	2,103,192	0.7%	2,405,000	0.8%
SC	14	1,991,894	0.7%	1,883,000	0.6%
State	Loan Count	UPB ($)	% of UPB	Collateral Value(1)	% of Collateral Value
TN	18	1,908,929	0.6%	2,457,000	0.8%
WI	12	1,673,355	0.5%	1,790,500	0.6%
IN	16	1,612,255	0.5%	1,909,755	0.6%
UT	9	1,559,641	0.5%	1,880,000	0.6%
DC	6	1,433,495	0.5%	2,677,000	0.9%
MO*	9	1,285,120	0.4%	1,297,975	0.4%
RI	5	1,040,121	0.3%	937,375	0.3%
MS	8	832,574	0.3%	885,000	0.3%
LA	6	663,838	0.2%	718,900	0.2%
MN	5	587,585	0.2%	660,000	0.2%
KY*	5	555,458	0.2%	643,000	0.2%
DE	2	429,552	0.1%	370,000	0.1%
OK	5	370,383	0.1%	388,000	0.1%
AR	3	363,282	0.1%	466,000	0.1%
ID	3	360,686	0.1%	630,000	0.2%
WV	3	354,776	0.1%	287,000	0.1%
KS	3	320,300	0.1%	308,500	0.1%
IA	4	294,595	0.1%	279,400	0.1%
PR	1	294,298	0.1%	370,000	0.1%
SD	1	218,248	0.1%	229,900	0.1%
NE	2	171,826	0.1%	183,000	0.1%
MT	1	135,419	0.0%	215,000	0.1%
Total	1340	304,516,485	100.0%	313,669,168	100.0%

*
Information reflects 24 loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.

**
Information reflects 1 loan in which we hold a 40.5% beneficial interest through an equity method investee.

(1)
As of date of acquisition.

As of December 31, 2014, ten mortgage loans, representing 0.57% of our UPB at that time, had been repaid.
Income
Our net interest income was $6.2 million for the period ended December 31, 2014, and our consolidated net income attributable to common stockholders for the period was $3.4 million, or diluted earnings per share of  $0.40. Our primary source of income is interest earned on our loan portfolio. Other income primarily consists of the equity earnings of affiliates, including our Manager. Our operating income for the period included $4.1 million of non-cash interest income accretion.
Management Fee
The Manager’s primary business is asset management. We pay a quarterly base management fee based on our stockholders’ equity and a quarterly incentive management fee based on our cash distributions to our stockholders. We paid the Manager a base fee for the period ended December 31, 2014 of  $1.0 million of which we paid half, or $0.5 million, in 31,835 shares of our common stock issued at a price of  $15.00 per share.
Loan Servicing Fee
Pursuant to the servicing agreement, we paid Gregory $0.5 million for its servicing of our mortgage loan portfolio during the period.
Other Expenses
Other expenses incurred during the period include loan transaction expense, professional fees, directors’ fees, and other general and administrative expenses. For the period ended December 31, 2014, in aggregate, these expenses totaled approximately $1.1 million.
Liquidity and Capital Resources
As of December 31, 2014, all of our invested capital was in re-performing and non-performing loans. We also held approximately $53.1 million of cash and cash equivalents.
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash have consisted of proceeds from the Private Placements and our IPO. We anticipate that our primary sources of cash in the future will generally consist of payments of principal and interest we receive on our loan portfolio, cash generated from operations, including rental payments from our REO and other real estate assets and profits we may earn from the sale of REO, and unused borrowing capacity under our financing sources. Depending on market conditions, we expect that our primary sources of financing will include securitizations, warehouse and credit facilities (including term loans and revolving facilities), repurchase agreements and private and public equity and debt issuances in addition to transaction or asset specific funding arrangements. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
We use cash to purchase mortgage-related assets, repay principal and interest on any borrowings, make distributions to our stockholders and fund operations.
On July 8, 2014, we used a portion of the proceeds, approximately $48.8 million of the net proceeds, from the Original Private Placement to acquire our initial portfolio of mortgage-related assets by acquiring 82% of the limited liability company interests of Little Ajax II from Flexpoint REIT Investor, one of the Wellington Investors and their respective affiliates. Little Ajax II owned a portfolio of mortgage-related assets consisting of 418 mortgage loans and two single-family rental properties, which it acquired in a series of transactions from unaffiliated parties between December 1, 2013 and July 7, 2014. The approximately $48.8 million purchase price paid by us for these assets equaled 82% of  (a) the original capital contributions of all of the members of Little Ajax II, minus (b) all cash distributions paid out to the members of Little Ajax II prior to the closing date of the acquisition of the interests, plus (c) an amount equal to all interest income received by Little Ajax II on its loans from the date of acquisition of the loan through the closing date, plus (d) an amount equal to all earned discount received by Little Ajax II on its loans from the date of acquisition of the loan through the closing date, plus (e) an amount equal to all accrued but unpaid interest on loans owned directly by Little Ajax II or in which Little Ajax II owned a participation interest that were not more than 60 days delinquent on a contractual basis, up to a maximum of 59 days of interest, minus (f) an amount equal to all servicing fees paid or owed to Little Ajax II in connection with its loans from the date of acquisition of the loan through the closing date.
In September 2014, we completed a transaction to acquire the remaining interests in this initial mortgage-related asset portfolio. The transaction initially had Little Ajax II redeem the 82% membership interest of our operating partnership by distributing to the operating partnership 82% of all Little Ajax II loans, participation interests and real property. Our operating partnership then purchased for cash the remaining 18% interest in such real estate assets for an aggregate purchase price of approximately $11.4 million. Our operating partnership also purchased for cash from Gregory its 5% interest in the 43 loans in which Little Ajax II held a 95% participation interest for approximately $0.2 million.

In December 2014, we closed the Second Private Placement, which resulted in net proceeds to us of approximately $41.2 million. To date, we have used the proceeds of the Private Placements to purchase re-performing and non-performing loans, as described above. While we generally intend to hold our assets as long-term investments, we may sell certain of our investments in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of investment securities, if any, cannot be predicted with any certainty. Since we expect that our assets will generally be financed, we expect that a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization will be used to repay balances under our financing sources. On January 21, 2015, in order to satisfy the REIT requirement that we have at least 100 stockholders as of January 30, 2015, we sold 5,250 shares of common stock to affiliated persons at a price of  $15.00 per share, the last price at which shares were sold to unaffiliated purchasers in the Second Private Placement in December 2014, for an aggregate purchase price of  $0.1 million.
The Company completed its IPO in February and March 2015 and sold an aggregate of 3,976,464 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We are using the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.
We have completed two securitizations since we commenced operations. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet. We have used the proceeds from these securitizations to acquire additional re-performing and non-performing loans. On October 7, 2014, our operating partnership as seller entered into a securitization transaction pursuant to Rule 144A under the Securities Act of a pool of seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Ajax Mortgage Loan Trust 2014-A issued $61 million in securities consisting of approximately $45 million 4.00% Class A Notes due 2057, $8 million 5.19344% Class B-1 Notes due 2057, $8 million 5.19344% Class B-2 Notes due 2057 and a $20.4 million Trust Certificate. We have retained the Class B Notes. The Trust Certificate issued by the trust and the beneficial ownership of the trust are retained by Great Ajax Funding LLC as the depositor. The Class A Notes are senior, sequential pay, fixed rate notes. The Class B Notes are subordinate, sequential pay, fixed rate notes with Class B-2 Notes subordinate to the Class B-1 Notes. If the Class A Notes have not been redeemed by the payment date in September 2017 or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 Notes will be paid as principal to the Class A Notes on that date and each subsequent payment date until the Class A Notes are paid in full. After the Class A Notes are paid in full, the Class B-1 and Class B-2 Notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B Notes while the Class A Notes were outstanding. As the holder of the Trust Certificate, we are entitled to receive any remaining amounts in the trust after the Class A Notes and Class B Notes have been paid in full. The Class A Notes and Class B Notes are secured solely by mortgage loans of 2014-A and not by any of our other assets. The assets of 2014-A are the only source of repayment and interest on the Class A Notes and the Class B Notes. We do not guaranty any of the obligations of 2014-A under the terms of the agreement governing the notes or otherwise.
On November 19, 2014, our operating partnership as seller entered into a securitization transaction pursuant to Rule 144A of a pool of seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Ajax Mortgage Loan Trust 2014-B issued $68.7 million in securities, consisting of approximately $41.2 million 3.85% Class A Notes due 2054, $13.7 million 5.25% Class B-1 Notes due 2054, and $13.7 million 5.25% Class B-2 Notes due 2054 and a $22.9 million Trust Certificate. We have retained the Class B Notes. The Trust Certificate issued by the trust and the beneficial ownership of the trust are retained by Great Ajax Funding LLC as the depositor. The Class A Notes are senior, sequential pay, fixed rate notes. The Class B Notes are subordinate, sequential pay, fixed rate notes with Class B-2 Notes subordinate to Class B-1 Notes. If the Class A Notes have not been redeemed by the payment date in October 2018 or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 Notes will be paid as principal to the Class A Notes on that date until the Class A Notes are paid in full. After the Class A Notes are paid in full, the Class B-1 and Class B-2 Notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B Notes while the Class A Notes were outstanding. As the holder of the Trust Certificate, we are entitled to receive any remaining amounts in the trust after the Class A Notes and Class B Notes have been paid in full. The Class A Notes and Class B Notes are secured solely by the mortgage loans of 2014-B and not by any of our other assets. The assets of 2014-B are the only source of repayment and interest on the Class A Notes and the Class B Notes. We do not guaranty any of the obligations of 2014-B under the terms of the agreement governing the notes or otherwise.
On November 25, 2014, we entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the operating partnership, as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller as purchaser, in accordance with the terms thereof. Pursuant to the Master Repurchase Agreement, or MRA, these mortgage loans, together with certain other property of the Seller will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as Buyer, from time to time pursuant to one or more transactions, not exceeding $100 million, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity we have in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing at maturity. We have effective control over the assets associated with this agreement and therefore has concluded this is a financing arrangement. The facility termination date is November 24, 2015.
Gregory services these mortgage loans and the REO properties pursuant to the terms of a servicing agreement by and among the Servicer, the Seller, REO I and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as the Company’s servicing agreement described under “Item 1. Business — Gregory Servicing Agreement.” The operating partnership as Guarantor will provide to the Buyer a limited guaranty of certain losses incurred by the Buyer in connection with certain events and/or the Seller’s obligations under the MLPA, following the breach of certain covenants by the Seller or an REO Subsidiary related to their status as a special purpose entity, the occurrence of certain bad acts by the Seller Parties, the occurrence of certain insolvency events of the Seller or an REO Subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the Guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.
We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our board of directors. On November 12, 2014, we declared a dividend of  $0.08 per share, which was paid on December 4, 2014 to stockholders of record as of November 21, 2014. On January 16, 2015, we declared a dividend of  $0.16 per share, which was paid on January 30, 2015 to stockholders of record as of January 13, 2015.
We believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.
Contractual Obligations
A summary of our contractual obligations as of December 31, 2014 is as follows:
	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Secured borrowings	$84,679	$—	$—	$—	$84,679
Borrowings under repurchase agreement	15,249	15,249	—	—	—
Total	$99,928	$15,249	$—	$—	$84,679

Inflation
Virtually all of our assets and liabilities are interest-rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

The primary components of our market risk are related to real estate risk, interest rate risk, prepayment risk and credit risk. We seek to actively manage these and other risks and to acquire and hold assets at prices that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Real Estate Risk
Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses.
Interest Rate Risk
We expect to continue to securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect the fair value of the mortgage loans and real estate underlying our portfolios as well as our financing interest rate expense.
We believe that a rising interest rate environment could have a positive net effect on our operations to the extent we will own rental real property or seek to sell real property. Rising interest rates could be accompanied by inflation and higher household incomes which generally correlate closely to higher rent levels and property values. Even if our interest and operating expenses rise at the same rate as rents, our operating profit could still increase. Despite our beliefs, it is possible that the value of our real estate assets and our net income could decline in a rising interest rate environment to the extent that our real estate assets are financed with floating rate debt and there is no accompanying increase in rental yield or property values.

We currently do not intend to hedge the risk associated with the mortgage loans and real estate underlying our portfolios. However, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.
These derivative transactions will be entered into solely for risk management purposes, not for investment purposes. When undertaken, these derivative instruments likely will expose us to certain risks such as price and interest rate fluctuations, timing risk, volatility risk, credit risk, counterparty risk and changes in the liquidity of markets. Therefore, although we expect to transact in these derivative instruments purely for risk management, they may not adequately protect us from fluctuations in our financing interest rate obligations.
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of the mortgage loans we will own as well as the mortgage loans underlying our retained MBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Changes in prepayment rates will have varying effects on the different types of assets in our portfolio. We attempt to take these effects into account. We will generally purchase re-performing and non-performing loans at significant discounts from UPB and underlying property values. An increase in prepayments would accelerate the repayment of the discount and lead to increased yield on our assets while also causing re-investment risk that we can find additional assets with the same interest and return levels. A decrease in prepayments would likely have the opposite effects.
Credit Risk
We are subject to credit risk in connection with our assets. While we will engage in diligence on assets we will acquire, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead us to misprice acquisitions. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes.
There are many reasons borrowers will fail to pay including but not limited to, in the case of residential mortgage loans, reductions in personal income, job loss and personal events such as divorce or health problems, and in the case of commercial mortgage loans, reduction in market rents and occupancies and poor property management services by borrowers. We will rely on the Servicer to mitigate our risk. Such mitigation efforts may include loan modifications and prompt foreclosure and property liquidation following a default. If a sufficient number of re-performing borrowers default, our results of operations will suffer and we may not be able to pay our own financing costs.
Item 8.
Financial Statements and Supplementary Data

The financial statements required by this item are set forth in Item 15 of this annual report and are incorporated herein by reference.
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud, and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation will be performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary. Our intent is to maintain the disclosure controls and procedures as dynamic systems that change as conditions warrant.
Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to our company and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.
Item 9B.
Other Information

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2015 annual stockholders’ meeting.
Item 11.
Executive Compensation

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2015 annual stockholders’ meeting.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2015 annual stockholders’ meeting.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2015 annual stockholders’ meeting.
Item 14.
Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2015 annual stockholders’ meeting.

PART IV
Item 15.
Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.
See the Index to Financial Statements at page F-1 of this report.
(a)(2) Financial Statement Schedule.
Schedule IV — Mortgage Loans on Real Estate.
All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.
(a)(3) Exhibits.
Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.1	Agreement of Limited Partnership of Great Ajax Operating Partnership LP (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.2	Management Agreement, dated as of July 8, 2014, among the registrant, Great Ajax Operating Partnership LP and Thetis Asset management LLC incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.3	Servicing Agreement dated as of July 8, 2014 by and among Gregory Funding LLC and the registrant and its affiliates Great Ajax Operating Partnership L.P. and Little Ajax II LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.4	Form of Indemnification Agreement between registrant and each of its directors and officer (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.5	Assignment Agreement made as of July 8, 2014, by and between the entities identified on Exhibit A thereto and the registrant with respect to Little Ajax II LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.6	2014 Director Equity Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.8	Registration Rights Agreement made and entered into as of July 8, 2014, by and among the registrant and FBR Capital Markets & Co., as the initial purchaser/placement agent (“FBR”) for the benefit of FBR and certain purchasers of the registrant’s common stock (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.9	Trademark License Agreement dated as of July 8, 2014 between the registrant and Aspen Yo LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).

Exhibit Number	Exhibit Description
10.10	Registration Rights Agreement made and entered into as of December 16 2014, by and among the registrant and certain purchasers of the registrant’s common stock (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-11 confidentially submitted to the SEC on December 29, 2014 (File No.:333-00787)).
21.1*	List of subsidiaries.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(b) Exhibits.
See Item 15(a)(3) above.
(c) Financial Statement Schedule.
Schedule IV — Mortgage Loans on Real Estate.
All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 26, 2015.
GREAT AJAX CORP.
By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Lawrence Mendelsohn Lawrence Mendelsohn	Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2015
/s/ Glenn J. Ohl Glenn J. Ohl	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2015
/s/ Steven L. Begleiter Steven L. Begleiter	Director	March 26, 2015
/s/ John Condas John Condas	Director	March 26, 2015
/s/ Jonathan Bradford Handley, Jr. Jonathan Bradford Handley, Jr.	Director	March 26, 2015
/s/ Daniel Hoffman Daniel Hoffman	Director	March 26, 2015
/s/ J. Kirk Ogren, Jr. J. Kirk Ogren, Jr.	Director	March 26, 2015
/s/ Russell Schaub Russell Schaub	President and Director	March 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Great Ajax Corp.
We have audited the accompanying consolidated balance sheet of Great Ajax Corp. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of income, changes in equity, and cash flows for the period from January 30, 2014 (date of inception) through December 31, 2014. Our audit of the consolidated financial statements included the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Ajax Corp. and subsidiaries as of December 31, 2014, and the consolidated results of their operations and their cash flows for the period from January 30, 2014 (date of inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, when read in conjunction with the related consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Moss Adams LLP
Portland, Oregon
March 26, 2015

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2014
(Dollars in thousands)
ASSETS
Cash and cash equivalents	$53,099
Mortgage loans, net(1)	211,159
Property held-for-sale	1,316
Rental property, net	290
Receivable from servicer	1,340
Investment in affiliate	2,237
Prepaid expenses and other assets	3,317
Total Assets	$272,758
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings(1)	$84,679
Borrowings under repurchase agreement	15,249
Management fee payable	258
Accrued expenses and other liabilities	1,292
Total liabilities	101,478
Commitments and contingencies – see Note 7.
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—
Common stock $0.01 par value; 125,000,000 shares authorized, 11,223,984 shares issued and outstanding	112
Additional paid-in capital	158,951
Retained earnings	2,744
Stockholders’ equity attributable to common stockholders	161,807
Non-controlling interest	9,473
Total equity	171,280
Total Liabilities and Equity	$272,758

(1)
Mortgage loans includes $127,559 of loans transferred to variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. Secured borrowings consists of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs, the creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands except per share data)	From Inception (January 30, 2014) through December 31, 2014
INCOME
Loan interest income	$6,940
Interest expense	(771)
Net interest income	6,169
Other income	75
Total income	6,244
EXPENSE
Related party expense – management fee	956
Related party expense – loan servicing fees	485
Loan transaction expense	503
Professional fees	277
Other expense	273
Total expense	2,494
Income before provision for income taxes	3,750
Provision for income taxes	—
Consolidated net income	3,750
Less: consolidated net income attributable to the non-controlling interest	326
Consolidated net income attributable to common stockholders	$3,424
Basic earnings per common share	$0.41
Diluted earnings per common share	$0.40
Weighted average shares – basic	8,360,432
Weighted average shares – diluted	8,849,055

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)	From Inception (January 30, 2014) through December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$3,750
Adjustments to reconcile consolidated net income to net cash from operating activities
Stock-based management fee and compensation expense	560
Non-cash interest income accretion	(4,098)
Income from affiliates	(51)
Depreciation on property	4
Amortization of prepaid financing costs	109
Net change in operating assets and liabilities
Accrued interest receivable and other assets	(4,766)
Accrued expenses and other liabilities	1,550
Net cash from operating activities	$(2,942)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans	(209,881)
Principal paydowns	2,471
Purchase of property held for sale	(814)
Purchase of rental property	(435)
Investment in affiliate	(2,187)
Renovations of rental property and property held for sale	(9)
Net cash from investing activities	$(210,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase agreement	15,249
Proceeds from sale of secured notes	86,191
Repayments on secured notes	(1,512)
Sale of corporate equity securities, net of offering costs	158,501
Sale of operating partnership units of subsidiary	9,362
Distribution to non-controlling interest	(215)
Dividends paid on common stock	(680)
Net cash from financing activities	$266,896
NET CHANGE IN CASH AND CASH EQUIVALENTS	53,099
CASH AND CASH EQUIVALENTS, beginning of period	—
CASH AND CASH EQUIVALENTS, end of period	$53,099
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$587
Cash paid for income taxes	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$349
Exchange of membership interest in Little Ajax II for mortgage loans	$48,280
Issuance of common stock for management fees	$219

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Dollars in thousands)	From Inception (January 30, 2014) through December 31, 2014
	Common Stock	Additional Paid-In- Capital	Retained Earnings	Stockholders’ Equity	Non-controlling Interest	Total Equity
Initial capitalization		$2		$2		$2
Consolidation of majority-owned subsidiary					$10,598	10,598
Issuance of shares	$112	158,389		158,501		158,501
Issuance of operating partnership units					9,362	9,362
Net income			$3,424	3,424	326	3,750
Stock-based management fee and compensation expense		477		477		477
Stock-based compensation expense		83		83		83
Dissolution of majority-owned subsidiary					(10,598)	(10,598)
Distribution to non-controlling interest					(178)	(178)
Dividends ($0.08 per share)			(680)	(680)	(37)	(717)
Balance at December 31, 2014	$112	$158,951	$2,744	$161,807	$9,473	$171,280

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
Note 1 — Organization and basis of presentation
Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014 and capitalized on March 28, 2014 by its then sole stockholder, Aspen Yo LLC (“Aspen Yo”), a company affiliated with the Aspen Capital companies (“Aspen Capital”). The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust. The Company focuses primarily on acquiring, investing in and managing a portfolio of re-performing and non-performing mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. Re-performing loans are loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Non-performing loans are those loans on which the most recent three payments have not been made. The Company also invests in loans secured by smaller multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The Company’s manager is Thetis Asset Management LLC (the “Manager”), an affiliated company. The Company owns 19.8% of the Manager. The Company’s mortgage loans and real properties are serviced by Gregory Funding LLC (“Gregory” or “Servicer”), also an affiliated company. The Company expects to qualify and will elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the year ended December 31, 2014.
The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership, and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the operating partnership. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of the operating partnership that owns the equity interest in the Manager. The Company elected to treat Thetis TRS as a “taxable REIT subsidiary” (“TRS”) under the Code. In September 2014, the Company formed Great Ajax Funding LLC, a wholly owned subsidiary of the operating partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional securitizations. The Company generally securitizes its mortgage loans and retains subordinated securities from the securitizations. In November 2014, the Company formed AJX Mortgage Trust I, a wholly owned subsidiary of the operating partnership, in connection with a repurchase facility. In addition, the Company holds real estate owned (REO) acquired upon the foreclosure or other settlement of its owned non-performing loans, as well as through outright purchases.
The Company commenced its operations following the completion of its initial private offering in July 2014. On July 8, 2014, the Company closed a private offering, pursuant to which the Company sold 8,213,116 shares of common stock and 453,551 Class A Units of the operating partnership (the “OP Units”, which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership). On August 1, 2014, the Company closed the sale of an additional 263,570 shares of common stock and 14,555 OP Units pursuant to the exercise of the option to purchase additional shares granted to the initial purchaser and placement agent. The purchase price per share and per OP Unit was $15.00. In these offerings, which are referred to collectively as the “Original Private Placement,” the net proceeds, including from the additional shares purchased pursuant to the option to purchase additional shares and OP Units, after deducting the initial purchaser’s discount and placement fee and estimated offering expenses payable, was approximately $128.4 million. The Original Private Placement was made in reliance on the exemptions from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder and Rule 144A under the Securities Act.
Upon the closing of the Original Private Placement, the Company used $48.8 million of the proceeds to acquire its initial mortgage portfolio through the acquisition of 82% of the equity interests in Little Ajax II, LLC (“Little Ajax II”). Little Ajax II was an affiliated entity that acquired primarily re-performing mortgage loans and a number of non-performing mortgage loans in a series of transactions between

December 1, 2013 and July 7, 2014. In September 2014, the Company completed a transaction to acquire the remaining interests in this initial mortgage-related asset portfolio. The transaction initially had Little Ajax II redeem the 82% membership interest of the operating partnership by distributing to the operating partnership 82% of all Little Ajax II loans, participation interests and real property. The operating partnership then purchased for cash the remaining 18% interest in such real estate assets for an aggregate purchase price of approximately $11.4 million. The operating partnership also purchased from Gregory its 5% interest in the 43 loans in which Little Ajax II held a 95% participation interest for approximately $0.2 million.
On December 16, 2014, the Company closed an additional private placement (the “Second Private Placement”), pursuant to which it sold 2,725,326 shares of common stock and 156,000 OP Units. The purchase price per share was $15.00. The net proceeds from the private placement after deducting the placement fee and offering expenses paid by the Company, was approximately $41.2 million. The Company used the proceeds of the Original Private Placement and the Second Private Placement, referred to collectively as the Private Placements, to purchase re-performing and non-performing loans. While the Company generally intends to hold our assets as long-term investments, it may sell certain of our investments in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of investment securities, if any, cannot be predicted with any certainty. Since the Company expects that its assets will generally be financed, it expects that a significant portion of the proceeds from sales of its assets (if any), prepayments and scheduled amortization will be used to repay balances under its financing sources.
Basis of presentation and use of estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC.
All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The operating partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the balance sheet. As of December 31, 2014, the Company owned 94.7% of the outstanding OP Units and the remaining 5.3% of the OP Units were owned by an unaffiliated holder.
The Company’s 19.8% investment in the Manager is accounted for using the equity method because it exercises significant influence on the operations of the Manager through common officers and directors. There is no traded or quoted price for the interests in the Manager since it is privately held.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company considers significant estimates to include expected cash flows from mortgage loans and fair value measurements. Actual results could differ materially from those estimates.
Note 2 — Summary of significant accounting policies
Cash and cash equivalents
Highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. The Company maintains cash and cash equivalents at high quality banking institutions. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Organizational expenses
Organizational expenses are expensed as incurred or when they become reimbursable. Organizational expenses consisted mainly of legal fees.

Offering costs
Offering costs and underwriting fees and commissions in connection with the sale of the Company’s shares of common stock are charged against stockholders’ equity. Costs associated with the Company’s completed offering of shares of common stock have been netted against, and are reflected as a reduction in additional paid-in capital. Deferred offering costs consist principally of legal, accounting, printing and other fees associated with the offering.
Earnings per share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average common stock outstanding during the period our operations commenced. The Company treats unvested restricted stock issued under its stock-based compensation plan, which are entitled to dividends, as participating securities and applies the two-class method in calculating basic earnings per share. Diluted earnings per share is computed by dividing net income by the weighted average common stock outstanding for the period plus other potentially dilutive securities, such as stock grants, shares that would be issued in the event that OP Units are redeemed for shares of common stock of the Company, shares issued in respect of the stock-based portion of the base fee payable to the Manager and directors’ fees.
Stock-based payments
The Management Agreement (as defined below) provides for the payment to the Manager of a management fee. The Company pays half of the management fee in cash, and half of the management fee in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act. Shares issued to the Manager are determined based on the higher of the most recently reported book value or market value of our common stock. Management fees paid in common stock are expensed in the quarter incurred and recorded in equity at quarter end.
Pursuant to the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards. The Company has issued to each of the independent directors restricted stock awards of 2,000 shares of its common stock, which are subject to a one-year vesting period. In addition, each of the Company’s independent directors receives an annual retainer of  $50,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager, and half in cash. Stock-based expense for the directors’ annual retainer is expensed as earned, in equal quarterly amounts during the year, and recorded in equity at quarter end.
Directors’ fees
The expense related to directors’ fees is accrued and reflected in stockholders’ equity in the period in which it is earned.
Management fee and expense reimbursement
The Manager’s primary business is asset management for the Company. In its role as the Manager, the Manager incurs indirect costs (e.g., payroll and overhead) related to managing the Company’s business, which are contractually reimbursable by the Company. The Manager allocates indirect costs to us as incurred by either individually identifying a cost directly attributable to the Company or by estimating the portion of costs incurred for our benefit.
Under the management agreement with the Manager, the Company pays a quarterly base management fee based on its stockholders’ equity and a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter-end. See “Note 9 — Related party transactions.”

Servicing fees
Under the servicing agreement, Gregory receives servicing fees ranging from 0.65% – 1.25% annually of unpaid principal balance (“UPB”) (or the fair market value or purchase of REO that the Company owns or acquires). Gregory is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, the actual cost of any repairs and renovations. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that Gregory services, property values, previous UPB of the relevant loan, and the number of REO properties. The agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the servicing agreement if the servicing agreement is terminated for any reason. See “Note 9 — Related party transactions.”
Fair value of financial instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•
Level — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The degree of judgment utilized in measuring fair value generally correlates to the level of pricing observability. Assets and liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets and liabilities rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether it is new to the market and not yet established, and the characteristics specific to the transaction.
Property held-for-sale is measured at cost at acquisition and subsequently measured at the lower of cost or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent broker price opinion (“BPO”), or management’s judgment as to the selling price of similar properties.
Income taxes
The Company intends to elect REIT status upon the filing of its 2014 income tax return, and has conducted its operations in order to satisfy and maintain eligibility for REIT status. Accordingly, the Company does not believe it will be subject to U.S. federal income tax beginning in the year ended December 31, 2014 on the portion of our REIT taxable income that is distributed to our stockholders as long as certain asset, income and stock ownership tests are met. If after electing to be taxed as a REIT, the Company subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. The Company may also be subject to state or local income or franchise taxes.
Thetis TRS, and any other TRS that the Company forms, will be subject to U.S. federal and state income taxes. On January 13, 2015, the Company applied for a private letter ruling from the Internal Revenue Service that would allow it to exclude its proportionate share of gross income from the Manager if it held its interest in the Manager through the operating partnership. If the Company receives such a ruling, it expects that it will hold its interest in the Manager through the operating partnership, instead of through Thetis TRS; however, there is no assurance that such a ruling will be issued. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.
The Company evaluates tax positions taken in its consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, the Company may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.
The Company’s tax returns remain subject to examination and consequently, the taxability of the distributions and other tax positions taken by the Company may be subject to change.
Mortgage loans
Purchased mortgage loans are initially recorded at the purchase price at the time of acquisition and are considered asset acquisitions. As part of the determination of the purchase price for mortgage loans, the Company uses a discounted cash flow valuation model to model expected cash flows, and which considers alternate loan resolution probabilities, including liquidation or conversion to real estate owned. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines, the value of underlying properties and other economic and demographic data.
Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have some degree of credit quality deterioration since origination and have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The re-performing mortgage loans were determined to have common risk characteristics and have been accounted for as a single loan pool. Similarly, non-performing mortgage loans were determined to have common risk characteristics and have been accounted for as a single non-performing pool. Under ASC 310-30, the Company estimates cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. The Company determines the excess of the loan pool’s contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the non-accretable yield. The difference between expected cash flows and the purchase price (at acquisition) or the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the period ended December 31, 2014, the Company recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the period ended December 31, 2014, the Company accreted $6.9 million into interest income with respect to its loan portfolio. As of December 31, 2014, these loans had a UPB of  $304.5 million and a carrying value of  $211.2 million.
Generally, the Company acquires loans at a discount associated with some degree of credit impairment. The Company elects to aggregate certain pools of loans with common risk characteristics and accrue interest income thereon at a composite interest rate, based on expectations of cash flows to be collected for the pool. Expectations of pool cash flow are reviewed quarterly. Adjustments to a pool’s prospective composite interest rate or an allowance for impairment are made to the extent revised expectations differ from original estimates.

For loans that do not qualify for pool aggregation treatment, including performing loans that are not purchased at discounts resulting from credit-related issues, interest is recognized using the simple-interest method on daily balances of the principal amount outstanding, adjusted for the amortization or accretion of the loan premium or discount over the contractual life of the loan.
Accrual of interest on individual loans is discontinued when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. Our policy is to stop accruing interest when a loan’s delinquency exceeds 90 days. All interest accrued but not collected for loans that are placed on non-accrual status or subsequently charged-off are reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic principal and interest payments returns and future payments are reasonably assured, in which case the loan is returned to accrual status.
An individual loan is considered to be impaired when, based on current events and conditions, it is probable the Company will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent.
For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans.
The allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans.
Purchased non-performing loans that are accounted for as individual loans are recorded at fair value, which is generally the purchase price. Interest income is recognized on a cash basis and loan purchase discount is accreted to income in proportion to the actual principal paid. Loans are tested quarterly for impairment and impairment reserves are recorded to the extent the fair market value of the underlying collateral falls below net book value.
Residential properties
Property is recorded at cost if purchased, or at fair value of the asset less estimated selling costs if obtained through foreclosure by us. Properties acquired through foreclosure are generally held as long-term investments, but may eventually be held-for-sale. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of cost or fair market value. Net unrealized losses are recognized through a valuation allowance by charges to income.
No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred. Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be held-for-sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 27.5 years.
With respect to residential rental properties not held-for-sale, the Company performs an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

If the carrying amount of a held-for-investment asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. The Company generally estimates the fair value of assets held for use by using BPOs. In some instances, appraisal information may be available and is used in addition to BPOs.
The Company performs property renovations to maximize the value of the property for our rental strategy. Such expenditures are part of our initial investment in a property and, therefore, are capitalized as part of the basis of the property. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.
Segment information
Our primary business is acquiring, investing in and managing a portfolio of mortgage loans. The Company operates in a single segment focused on non-performing mortgages and re-performing mortgages.
Emerging growth company
Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period. Its consolidated financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.
Recently issued accounting standards
In January 2014, FASB issued Accounting Standards Update (“ASU”) 2014-04, Troubled Debt Restructurings by Creditors. It provides that if a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company does not expect this amendment to have a significant effect on our financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is evaluating the impact of this amendment on its financial position and results of operations.

Note 3 — Mortgage loans
From inception through December 31, 2014, the Company aggregated a portfolio consisting primarily of 1,363 mortgage loans secured by single and one-to-four family residences with an aggregate unpaid principal balance (“UPB”) of  $308.2 million. The Company acquired the loans at an aggregate purchase price of  $214.4 million. Re-performing loans represented $223.8 million UPB and $163.9 million purchase price and non-performing loans represented $84.4 million UPB and $50.5 million purchase price.
The following tables present information regarding the contractually required payments and the estimated cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield ($ in thousands):
	Re-performing loans	Non-performing loans
Contractually required principal and interest	$393,657	$257,790
Non-accretable yield	(173,502)	(184,096)
Expected cash flows to be collected	220,155	73,694
Accretable yield	(60,495)	(22,071)
Fair value at date of acquisition	$159,660	$51,623

Accretable yield
	Re-performing loans	Non-performing loans
December 31, 2014
Balance at beginning of period	$—	$—
Accretable yield additions	60,495	22,071
Accretion	(5,555)	(1,385)
Balance at end of period	$54,940	$20,686

During the period ended December 31, 2014, the Company recognized $0.5 million for due diligence costs related to these and other transactions in loan transaction expense.
The following table sets forth the carrying value of our mortgage loans, and related UPB by delinquency status as of December 31, 2014 ($ in thousands):
December 31, 2014	Number of loans	Carrying value	Unpaid principal balance
Current	45	$6,794	$8,792
30	519	86,904	118,099
60	138	20,291	27,817
90	425	63,528	88,481
Foreclosure	212	33,642	55,384
Mortgage loans	1,339	$211,159	$298,573

The Company’s mortgage loans are secured by real estate. As such, the Company believes that the credit quality indicators for each of its mortgage loans are the timeliness of payments and the value of the underlying real estate. The Company categorizes mortgage loans as “re-performing” and as “non-performing.” The Company monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

Note 4 — Real estate assets, net
Real estate held for use
As of December 31, 2014, the Company had three REO properties having an aggregate carrying value of  $0.3 million held for use as rentals. Two of these properties had been rented.
Real estate held-for-sale
As of December 31, 2014, the Company classified twelve REO properties having an aggregate carrying value of  $1.3 million as real estate held for sale as they do not meet our residential rental property investment criteria.
Dispositions
During the period ended December 31, 2014, the Company did not dispose of any residential properties.
Note 5 — Fair value of financial instruments
The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2014 ($ in thousands):
		Level 1	Level 2	Level 3
December 31, 2014	Carrying Value	Quoted prices in active markers	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans	$211,159	—	—	$235,623
Not recognized on consolidated balance sheet at fair value (liabilities)
Borrowings under repurchase agreement	15,249	—	$15,249	—
Secured borrowings	84,679	—	84,679	—
The Company has not transferred any assets from one level to another level during the period ended December 31, 2014.
The carrying values of our cash and cash equivalents, related party receivables, accounts payable and accrued liabilities, related party payables and investments in the Manager and affiliate are equal to or approximate fair value. Property held-for-sale is measured at cost at acquisition and subsequently measured at the lower of cost or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent BPO, or management’s judgment as to the selling price of similar properties. No properties held-for-sale were measured at fair value at December 31, 2014.
The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of transfers of mortgage loans to real estate owned is estimated using BPOs.
The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans are the same as those used to calculate acquisition price, including discount rates and loan resolution timelines. Significant changes to any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of the Company’s mortgage loans as of December 31, 2014:

Input	Range of Values
Equity discount rate – RPLs	8% – 14%
Equity discount rate – NPLs	10% – 18%
Cost of debt	4.25%
Loan resolution timelines – RPLs (in years)	4 – 7
Loan resolution timelines – NPLs (in years)	1.4 – 4
Note 6 — Unconsolidated affiliates
On December 5, 2014, the Company acquired a 40.5% interest in GA-E 2014-12, a Delaware trust, for $2.2 million. GA-E 2014-12 holds an economic interest in a single small balance commercial loan secured by a commercial property in Portland, Oregon. GA-E 2014-12 had a basis in the loan of  $5.4 million at December 31, 2014, and net income of  $0.1 million for the period ended December 31, 2014, of which 40.5% is the Company’s share. The Company accounts for this investment using the equity method.
Upon the closing of the Original Private Placement, the Company received a 19.8% equity interest in the Manager, Thetis Asset Management LLC. At December 31, 2014, Thetis had total assets of  $2.2 million, liabilities of  $0.2 million, and net income of  $0.1 million for the period ended December 31, 2014, of which 19.8% is the Company’s share. The Company accounts for its investment in Thetis using the equity method. Thetis is a privately held company and there is no public market for its securities.
Note 7 — Commitments and contingencies
The Company regularly enters into agreements to acquire additional mortgage loans and mortgage-related assets, subject to continuing diligence on such assets and other customary closing conditions. There can be no assurance that the Company will acquire any or all of the mortgage loans identified in any acquisition agreement as of the date of these consolidated financial statements, and it is possible that the terms of such acquisitions may change.
Litigation, claims and assessments
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2014, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.
Note 8 — Debt
Repurchase agreement
On November 25, 2014, the Company entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the operating partnership as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to the Master Repurchase Agreement (the “MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as Buyer, from time to time, pursuant to one or more transactions, not exceeding $100 million, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by the Company to repay the borrowing at maturity. The Company has effective control over the assets associated with this agreement and therefore has concluded this is a financing arrangement. The facility termination date is November 24, 2015.
Gregory services these mortgage loans and the REO properties pursuant to the terms of a servicing agreement by and among the Servicer, the Seller, REO I and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as the Company’s servicing agreement described under Note 9 — Related Party Transactions. The operating partnership as Guarantor will provide to the Buyer a limited guaranty of certain losses incurred by the Buyer in connection with certain events and/or the Seller’s obligations under the MLPA, following the breach of certain covenants by the Seller or an REO Subsidiary related to their status as a special purpose entity, the occurrence of certain bad acts by the Seller Parties, the occurrence of certain insolvency events of the Seller or an REO Subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the Guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller. The following table sets forth the details of the repurchase agreement ($ in thousands):
Maturity Date	Maximum borrowing capacity	Amount outstanding	Carrying value of collateral	Interest rate at December 31, 2014
November 24, 2015	$100,000	$15,249	$23,460	4.00%

Secured borrowings
The Company has completed two securitizations since it commenced operations. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are variable interest entities. On October 7, 2014, the operating partnership as seller entered into a securitization transaction pursuant to Rule 144A under the Securities Act of a pool of seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Ajax Mortgage Loan Trust 2014-A issued $61 million in securities consisting of approximately $45 million 4.00% Class A Notes due 2057, $8 million 5.19344% Class B-1 Notes due 2057, $8 million 5.19344% Class B-2 Notes due 2057 and a $20.4 million Trust Certificate. The Company has retained the Class B Notes. The Trust Certificate issued by the trust and the beneficial ownership of the trust are retained by Great Ajax Funding LLC as the depositor. The Class A Notes are senior, sequential pay, fixed rate notes. The Class B Notes are subordinate, sequential pay, fixed rate notes with Class B-2 Notes subordinate to the Class B-1 Notes. If the Class A Notes have not been redeemed by the payment date in September 2017 or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 Notes will be paid as principal to the Class A Notes on that date and each subsequent payment date until the Class A Notes are paid in full. After the Class A Notes are paid in full, the Class B-1 and Class B-2 Notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B Notes while the Class A Notes were outstanding. As the holder of the Trust Certificate, the Company is entitled to receive any remaining amounts in the trust after the Class A Notes and Class B Notes have been paid in full. The Class A Notes and Class B Notes are secured solely by mortgage loans of 2014-A and not by any of our other assets. The assets of 2014-A are the only source of repayment and interest on the Class A Notes and the Class B Notes. The Company does not guaranty any of the obligations of 2014-A under the terms of the agreement governing the notes or otherwise.
On November 19, 2014, the operating partnership as seller entered into a securitization transaction pursuant to Rule 144A of a pool of seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Ajax Mortgage Loan Trust 2014-B issued $68.7 million in securities, consisting of approximately $41.2 million 3.85% Class A Notes due 2054, $13.7 million 5.25% Class B-1 Notes due 2054, and $13.7 million 5.25% Class B-2 Notes due 2054 and a $22.9 million Trust Certificate. The Company has retained the Class B Notes. The Trust Certificate issued by the trust and the beneficial ownership of the trust are retained by Great Ajax Funding LLC as the depositor. The Class A Notes are senior, sequential pay, fixed rate notes. The Class B Notes are subordinate, sequential pay, fixed rate notes with Class B-2 Notes subordinate to Class B-1 Notes. If the Class A Notes have not been redeemed by the payment date in October 2018 or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 Notes will be paid as principal to the Class A Notes on that date until the Class A Notes are paid in full. After the Class A Notes are paid in full, the Class B-1 and Class B-2 Notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B Notes while the Class A Notes were outstanding. As the holder of the Trust Certificate, the Company is entitled to receive any remaining amounts in the trust after the Class A Notes and Class B Notes have been paid in full. The Class A Notes and Class B Notes are secured solely by the mortgage loans of 2014-B and not by any of our other assets. The assets of 2014-B are the only source of repayment and interest on the Class A Notes and the Class B Notes. The Company does not guaranty any of the obligations of 2014-B under the terms of the agreement governing the notes or otherwise.
Servicing for the mortgage loans in 2014-A and 2014-B is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for re-performing loans and 1.25% annually of UPB for non-performing loans, and is paid monthly by us. The following table sets forth the status of the 2014-A and 2014-B notes held by others at the cutoff date and at December 31, 2014 ($ in thousands):
			Balances at cutoff date		Balances at December 31, 2014
Class of Notes	Interest rate	Due date	Mortgage UPB	Bond principal balance	Carrying value of mortgages	Fair Value of mortgages	Bond principal balance
2014-A	4.00%	October 25, 2057	$81,405	$45,000	$58,905	$66,630	$44,016
2014-B	3.85%	August 25, 2054	91,535	41,191	68,654	73,964	40,663
			$172,940	$86,191	$127,559	$140,594	$84,679

Note 9 — Related party transactions
Our Consolidated Statement of Income included the following significant related party transactions ($ in thousands):
	Period ended December 31, 2014	Counterparty	Consolidated Statement of Income location
Management fee	$956	Thetis	Related party expense – management fee
Loan servicing fees	485	Gregory	Related party expense – loan servicing fees
Legal fees(1)	58	Gregory	Professional fees
Due diligence and related loan acquisition costs	12	Aspen Yo	Loan transaction expense
Expense reimbursements	5	Thetis	Professional fees
Expense reimbursements	1	Thetis	Other expense

(1)
Costs advanced by Aspen Yo on behalf of the Company prior to the Company’s commencement of operations.

Management Agreement
On July 8, 2014, the Company entered into a 15-year management agreement (the “Management Agreement”) with the Manager. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s board of directors. Among other services, the Manager, directly or through Aspen affiliates provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees and does not expect to have any employees in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Company’s Servicer.

Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the Manager.
The Base Management Fee equals 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears. For purposes of calculating the management fee, our stockholders’ equity means: (a) the sum of  (i) the net proceeds from any issuances of common stock or other equity securities issued by the Company or the operating partnership (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) the Company’s and the operating partnership’s (without double counting) retained earnings calculated in accordance with accounting principles generally accepted in the United States, or GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that the Company or the operating partnership pays to repurchase shares of common stock or OP Units since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in our financial statements prepared in accordance with GAAP, and (C) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s consolidated financial statements. 50% of the base management fee is payable in shares of our common stock so long as the ownership of such additional number of shares by the Manager would not violate the 9.8% stock ownership limit set forth in our charter, and the balance is payable in cash. The common stock will be determined using the higher of the most recently reported book value or market value when determining the number of shares. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received by it.
The Manager is also entitled to an incentive management fee that is payable quarterly in arrears in cash in an amount equal to one-fourth of 20% of the dollar amount by which (i) the sum of  (A) the aggregate cash dividends, if any, declared out of the REIT taxable income of the Company by the Company’s Board of Directors payable to the holders of the Company’s common stock and (B) the aggregate cash distributions, if any, declared out of the REIT taxable income of the operating partnership (without duplication) by the operating partnership payable to holders of OP Units (other than any OP Units held by the Company as a limited partner) annualized, or the Annualized Dividends and Distributions, in respect of such calendar quarter exceeds (ii) the product of  (1) the book value per share of the Company’s common stock as of the end of each such quarter multiplied by the number of shares of the Company’s common stock and OP Units (other than any OP Units held by the Company as a limited partner) outstanding as of the end of such calendar quarter and (2) 8%. Notwithstanding the foregoing, no incentive fee will be payable to the Manager with respect to any calendar quarter unless our cumulative core earnings, as defined in the agreement, is greater than zero for the most recently completed eight calendar quarters, or the number of completed calendar quarters since the closing date of the Original Private Placement, whichever is less.
The Company also reimburses the Manager for all third-party, out-of-pocket costs incurred by the Manager for managing our business, including third-party diligence and valuation consultants, legal expenses, auditors and other financial services. The Company will not reimburse the Manager for lease costs or salaries and expenses of employees of the Manager. The reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis.
The Company will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of  (i) a termination by us without cause, (ii) our decision not to renew the Management Agreement upon the determination of at least two thirds of the Company’s independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of our becoming regulated as an “investment company” under the Investment Company Act of 1940 (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by our board of directors), or (iv) a termination by the Manager if we default in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to twice the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.
Servicing Agreement
On July 8, 2014, the Company entered into a 15-year servicing agreement (the “Servicing Agreement”) with the Servicer. The Company’s overall servicing costs under the servicing agreement will vary based on the types of assets serviced.
Servicing fees range from 0.65% – 1.25% annually of UPB (or the fair market value or purchase of REO the Company owns or acquires), and are paid monthly. The total fees incurred by us for these services depend upon the UPB and type of mortgage loans that Gregory services pursuant to the terms of the servicing agreement. The fees are determined based on the loan’s status at acquisition and do not change if a performing loan becomes non-performing or vice versa.
The Company will also reimburse Gregory for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to REO properties. The total fees incurred by us for these services will be dependent upon the property value, previous UPB of the relevant loan, and the number of REO properties.
If the Management Agreement has been terminated other than for cause and/or the Servicer terminates the servicing agreement, the Company will be required to pay a termination fee equal to the aggregate servicing fees payable under the servicing agreement for the immediate preceding 12-month period.
Trademark Licenses
Aspen Yo has granted the Company a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use the name “Great Ajax” and the related logo. The Company also has a similar license to use the name “Thetis.” The agreement has no specified term. If the Management Agreement expires or is terminated, the trademark license agreement will terminate within 30 days. In the event that this agreement is terminated, all rights and licenses granted thereunder, including, but not limited to, the right to use “Great Ajax” in our name will terminate. Aspen Yo also granted to the Manager a substantially identical non-exclusive, non-transferable, non-sublicensable, royalty-free license to use of the name “Thetis.”
Note 10 — Stock-based payments and director fees
Pursuant to the terms of the Management Agreement, the Company pays 50% of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or market value of its common stock. The Company paid the Manager a base fee for the period ended December 31, 2014 of  $1.0 million of which the Company paid half, or $0.5 million, in 31,835 shares of its common stock issued at a price of  $15.00 per share. The stock issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions on November 20, 2014 and subsequent to year end, on March 13, 2015.
In addition, each of the Company’s independent directors receives an annual retainer of  $50,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash. The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands, except per share amounts):

Management fees and director fees
From inception (January 30, 2014) through December 31, 2014	Number of shares	Per share value	Total cost	Amount of grant expense recognized in 2014(1)
Management fees	31,835	15.00	477	477
Independent director fees	2,502	15.00	38	38
Management and director fees	34,337	$15.00	$515	$515

(1)
All management fees and independent director fees are fully expensed in the period in which they are earned.

The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s board of directors. The total number of shares of common stock or other stock-based award, including grants of long term incentive plan (“LTIP”) units from the operating partnership, available for issuance under the Director Plan is 100,000 shares. At the closing of the Original Private Placement, the Company issued to each of its three independent directors restricted stock awards of 2,000 shares of its common stock, which are subject to a one-year vesting period.
The following table sets forth the activity in our restricted stock ($ in thousands, except per share amounts):
Restricted Stock
	Number of shares	Per share value	Total cost of grant	Amount of grant expense recognized in 2014(2)
January 30, 2014, Date of inception	—	$—	$—	$—
July 8, 2014, Directors’ Grant(1)	6,000	15.00	90	45
Restricted stock totals	6,000	$15.00	$90	$45

(1)
Vesting period is one year from grant date.

(2)
Remainder of expense to be recognized over the remaining vesting period of six months.

Note 11 — Income taxes
As a REIT, the Company must meet certain organizational and operational requirements including the requirement to distribute at least 90% of our annual REIT taxable income to our stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent the Company distributes its REIT taxable income to its stockholders and provided the Company satisfies the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost our REIT qualification.
Our consolidated financial statements include the operations of Thetis TRS, our TRS, which is subject to U.S. federal, state and local income taxes on its taxable income.
For the period ended December 31, 2014, the Company’s taxable income was $0.7 million. The Company recorded no income tax expense for the period ended December 31, 2014 and the Company recognized no deferred income tax assets or liabilities on our balance sheet at December 31, 2014. The Company also recorded no interest or penalty for the period ended December 31, 2014.
The Company’s 2014 U.S. federal, state and local tax returns remain open for examination. The Company has concluded that it had no uncertain tax positions for its 2014 tax year.

Note 12 — Earnings per share
The following table sets forth the components of basic and diluted earnings per share ($ in thousands, except share and per share amounts):
	Period ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income attributable to common stockholders	$3,424	8,360,432	$0.41
Allocation of earnings to participating restricted shares	(11)
Income attributable to unrestricted common stockholders	$3,413	8,360,432
Effect of dilutive securities
Operating partnership units	147	461,964
Restricted stock grants	11	26,659	$0.40
Diluted EPS
Income attributable to common stockholders and operating partners	$3,571	8,849,055
Note 13 — Quarterly financial information (unaudited)
The following table sets forth our quarterly financial information ($ in thousands):
	Quarter ended March 31, 2014	Quarter ended June 30, 2014	Quarter ended September 30, 2014	Quarter ended December 31, 2014
Total income	$—	$—	$2,291	$3,953
Income before provision for income tax	$—	$—	$1,224	$2,526
Consolidated net income attributable to common stockholders	$—	$—	$996	$2,428
Basic earnings per common share	$—	$—	$0.13	$0.27
Diluted earnings per common share	$—	$—	$0.13	$0.27
Note 14 — Subsequent events
Dividend Declaration
On January 16, 2015, the Company declared a dividend of  $0.16 per share, paid on January 30, 2015, to stockholders of record as of January 13, 2015.
Private Placement
On January 21, 2015, in order to satisfy the REIT requirement that the Company have at least 100 stockholders as of January 30, 2015, the Company sold 5,250 shares of common stock to affiliated persons at a price of  $15.00 per share, the last price at which shares were sold to unaffiliated purchasers in the Second Private Placement in December 2014, for an aggregate purchase price of  $0.1 million. The shares were sold in a private transaction.
Initial Public Offering
On February 19, 2015, the Company closed its initial public offering of 5,000,000 shares of common stock priced at $14.25 per share. Great Ajax offered 3,750,000 shares of common stock and certain selling stockholders offered 1,250,000 shares of common stock. Certain of our existing stockholders, including certain affiliates, purchased an aggregate of 730,000 shares of common stock in the offering at the initial public offering price of  $14.25 per share. The Company’s common stock began trading on New York Stock Exchange under the symbol “AJX” on February 13, 2015. The Company received approximately $50.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses), which the Company is using to acquire additional mortgage loans and mortgage-related assets.

On March 3, 2015, pursuant to the option to purchase additional shares granted to the underwriters in the initial public offering, the Company and the selling stockholders sold an additional 276,797 shares of common stock at the initial public offering price of  $14.25 per share. The Company sold 226,464 shares of common stock and certain selling stockholders sold 50,333 shares of common stock pursuant to the option exercise. The Company is using its additional $3.0 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.
Management Fees
On March 12, 2015, the Company issued 17,214 shares of its common stock to the Manager in payment of 50% of the management fee due for the fourth quarter of 2014 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2014.
2014 Director Equity Plan Issuance
Upon the completion of the Company’s IPO on February 19, 2015, a new independent director was appointed to the Company’s board of directors. In connection with the appointment, a grant of 2,000 shares of common stock pursuant to the 2014 Director Equity Plan was made.

SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2014
($ in thousands)
Description (face value of loan)	Loan count	Interest rate	Maturity	Carrying amount of mortgages(1)	Principal amount subject to delinquent principal and interest	Amount of balloon payments at maturity
$0 – 49,999	240	2.00% – 14.78%	09/25/2005 – 11/01/2051	$7,139	$5,510	$461
$50,000 – 99,999	291	2.00% – 12.54%	09/01/2013 – 03/01/2054	21,962	17,740	2,729
$100,000 – 149,999	283	1.73% – 12.13%	03/03/2014 – 04/01/2054	34,770	28,995	3,738
$150,000 – 199,999	166	1.00% – 10.95%	02/01/2014 – 11/01/2056	28,628	23,347	3,026
$200,000 – 249,999	104	2.00% – 12.25%	05/01/2015 – 02/01/2057	23,253	19,224	2,590
$250,000+	255	1.00% – 11.75%	08/01/2013 – 02/01/2057	95,407	75,907	7,940
Total	1,339			$211,159	$170,723	$20,484

(1)
The aggregate cost for federal income tax purposes is $207.2 million as of December 31 2014.

The following table sets forth the activity in our mortgage loans ($ in thousands):
Mortgage loans	From inception (January 30, 2014) through December 31, 2014
Beginning balance	$—
Investment in mortgage loans	208,484
Real estate tax advances to borrowers	1,397
Accretion of purchase discount	4,098
Mortgage loan payments	(2,471)
Transfers of mortgage loans to REO	(349)
Ending balance	$211,159