Form 10-Q
period 2015-03-31
Great Ajax Corp.
filed 2015-05-13
CIK 1614806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

001-36844

(Commission file number)

GREAT AJAX CORP.

(Exact name of registrant as specified in its charter)

Maryland	47-1271842
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9400 SW Beaverton-Hillsdale Hwy,	97005
Suite 131	(Zip Code)
Beaverton, OR 97005
(Address of principal executive offices)

503-505-5670

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2015, 15,878,104 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)
	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and cash equivalents	$27,104	$53,099
Mortgage loans, net(1)	285,834	211,159
Property held-for-sale	5,541	1,316
Rental property, net	122	290
Receivable from servicer	1,737	1,340
Investment in affiliate	2,340	2,237
Prepaid expenses and other assets	3,661	3,317
Total Assets	$326,339	$272,758

LIABILITIES AND EQUITY
Liabilities:
Secured borrowings(1)	$82,962	$84,679
Borrowings under repurchase agreement	15,052	15,249
Management fee payable	374	258
Accrued expenses and other liabilities	2,800	1,292
Total liabilities	101,188	101,478
Commitments and contingencies – see Note 7
Equity:
Preferred stock $.01 par value; 25,000,000 shares authorized, none issued or outstanding	-	-
Common stock $.01 par value; 125,000,000 shares authorized, 15,226,163 shares at March 31, 2015 and 11,223,984 shares at December 2014 issued and outstanding	152	112
Additional paid-in capital	210,863	158,951
Retained earnings	4,589	2,744
Equity attributable to common stockholders	215,604	161,807

Noncontrolling interests	9,547	9,473
Total equity	225,151	171,280

Total Liabilities and Equity	$326,339	$272,758

_________________________

(1)	Mortgage loans includes $127,390 and $127,559 of loans at March 31, 2015 and December 31, 2014, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8—Debt.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Dollars in thousands except per share data)
Three months ended March 31, 2015
INCOME
Loan interest income	$6,884
Interest expense	(1,075)
Net interest income	5,809

Other income	214
Total income	6,023

EXPENSE
Related party expense – management fee	747
Related party expense – loan servicing fees	656
Loan transaction expense	260
Professional fees	385
Other expense	160
Total expense	2,208

Income before provision for income taxes	3,815
Provision for income taxes	—
Consolidated net income	3,815

Less: consolidated net income attributable to the non-controlling interest	175

Consolidated net income attributable to common stockholders	$3,640

Basic earnings per common share	$0.28

Diluted earnings per common share	$0.28

Weighted average shares – basic	13,008,268

Weighted average shares – diluted	13,680,687

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)
Three months ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$3,815
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	423
Non-cash interest income accretion	(4,228)
Loss (gain) on sale of property	2
Depreciation on property	1
Amortization of prepaid financing costs	66
Net change in operating assets and liabilities
Prepaid expenses and other	(410)
Receivable from servicer	(397)
Undistributed income from investment in managed entities	(123)
Accrued expenses and other liabilities	1,624
Net cash from operating activities	773
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of mortgage loans	(74,108)
Principal paydowns	2,269
Purchase of property held-for-sale	(2,662)
Proceeds from sale of property held-for-sale	36
Distribution from affiliate	20
Renovations of rental property and property held for sale	(42)
Net cash from investing activities	(74,487)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on repurchase agreement	(197)
Repayments on secured notes	(1,717)
Sale of corporate equity securities, net of offering costs	51,529
Distribution to non-controlling interest	(101)
Dividends paid on common stock	(1,795)
Net cash from financing activities	47,719
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,995)
CASH AND CASH EQUIVALENTS, beginning of period	53,099
CASH AND CASH EQUIVALENTS, end of period	$27,104
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$897
Cash paid for income taxes	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held for sale	$1,392
Issuance of common stock for management fees	$373

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands except share amount)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$112	$158,951	$2,744	$161,807	$9,473	$171,280

Issuance of shares	40	51,489	-	51,529	-	51,529
Net income	-	-	3,640	3,640	175	3,815
Stock-based management fee expense	-	373	-	373	-	373
Stock-based compensation expense	-	50	-	50	-	50
Dividends and distributions ($0.16 per share)	-	-	(1,795)	(1,795)	(101)	(1,896)
Balance at March 31, 2015	$152	$210,863	$4,589	$215,604	$9,547	$225,151

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 1 — Organization and basis of presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014 and capitalized on March 28, 2014 by its then sole stockholder, Aspen Yo LLC (“Aspen Yo”), a company affiliated with the Aspen Capital companies (“Aspen Capital”). The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust. The Company focuses primarily on acquiring, investing in and managing a portfolio of re-performing and non-performing mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. Re-performing loans are loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Non-performing loans are those loans on which the most recent three payments have not been made. The Company also invests in loans secured by smaller multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager. The Company’s mortgage loans and real properties are serviced by Gregory Funding LLC (“Gregory” or “Servicer”), also an affiliated company. The Company expects to qualify and will elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the year ended December 31, 2014.

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership, and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the operating partnership. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of the operating partnership that owns the equity interest in the Manager. The Company elected to treat Thetis TRS as a “taxable REIT subsidiary” (“TRS”) under the Code. In September 2014, the Company formed Great Ajax Funding LLC, a wholly owned subsidiary of the operating partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional securitizations. The Company generally securitizes its mortgage loans and retains subordinated securities from the securitizations. In November 2014, the Company formed AJX Mortgage Trust I, a wholly owned subsidiary of the operating partnership, in connection with a repurchase facility. In addition, the Company, through its operating partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned non-performing loans, as well as through outright purchases. On February 1, 2015, the Company formed GAJX Real Estate LLC, as a wholly owned subsidiary of the operating partnership, to own, maintain, improve and sell REO purchased by the Company. The Company intends to elect to treat GAJX Real Estate LLC as a TRS under the Code.

The Company commenced its operations following the completion of its initial private offering in July 2014. On July 8, 2014, the Company closed a private offering, pursuant to which the Company sold 8,213,116 shares of common stock and 453,551 Class A Units of the operating partnership (the “OP Units”), which are redeemable on a 1-for-1 basis into shares of its common stock after one year of ownership. On August 1, 2014, the Company closed the sale of an additional 263,570 shares of common stock and 14,555 OP Units pursuant to the exercise of the option to purchase additional shares granted to the initial purchaser and placement agent. The purchase price per share and per OP Unit was $15.00. In these offerings, which are referred to collectively as the “Original Private Placement,” the net proceeds, including from the additional shares purchased pursuant to the option to purchase additional shares and OP Units, after deducting the initial purchaser’s discount and placement fee and estimated offering expenses payable, was approximately $128.4 million. The Original Private Placement was made in reliance on the exemptions from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder and Rule 144A under the Securities Act.

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

On December 16, 2014, the Company closed an additional private placement (the “Second Private Placement”), pursuant to which it sold 2,725,326 shares of common stock and 156,000 OP Units. The purchase price per share was $15.00. The net proceeds from the private placement after deducting the placement fee and offering expenses paid by the Company, was approximately $41.2 million. The Company used the proceeds of the Original Private Placement and the Second Private Placement, referred to collectively as the Private Placements, to purchase re-performing and non-performing loans. The Company completed its initial public offering, or IPO, in February 2015 in which the Company and selling stockholders sold an aggregate of 5,276,797 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. The Company sold 3,976,464 shares of common stock and selling stockholders sold 1,300,333 shares of common stock, in each case, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters.  The Company is using the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.

Basis of presentation and use of estimates

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the period ended December 31, 2014 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015.

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements. Comparative income statement periods have been omitted as the Company had no operations prior to July 8, 2014.

All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The operating partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the balance sheet. As of March 31, 2015, the Company owned 96.1% of the outstanding OP Units and the remaining 3.9% of the OP Units were owned by an unaffiliated holder.

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

Note 2 — Summary of significant accounting policies

Cash and cash equivalents

Highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. The Company maintains cash and cash equivalents at high quality banking institutions. Certain account balances exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Organizational expenses

Organizational expenses are expensed as incurred or when they become reimbursable. Organizational expenses consisted mainly of legal fees.

Offering costs

Costs associated with the Company’s completed offering of shares of common stock have been netted against, and are reflected as a reduction in additional paid-in capital.

Earnings per share

Basic earnings per share is computed by dividing consolidated net income attributable to common stockholders by the weighted average common stock outstanding during the quarter. The Company treats unvested restricted stock issued under its stock-based compensation plan, which are entitled to non-forfeitable dividends, as participating securities and applies the two-class method in calculating basic earnings per share. Diluted earnings per share is computed by dividing consolidated net income by the weighted average common stock outstanding for the quarter plus other potentially dilutive securities, such as stock grants, shares that would be issued in the event that OP Units are redeemed for shares of common stock of the Company and shares issued in respect of the stock-based portion of the base fee payable to the Manager and directors’ fees.

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

Directors’ fees

The expense related to directors’ fees is accrued and reflected in stockholders’ equity in the period in which it is incurred.

Management fee and expense reimbursement

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

Servicing fees

Under the servicing agreement, Gregory receives servicing fees ranging from 0.65% – 1.25% annually of unpaid principal balance (“UPB”) (or the fair market value or purchase price of REO that the Company owns or acquires). Gregory is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that Gregory services, property values, previous UPB of the relevant loan, and the number of REO properties. The agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the servicing agreement if the servicing agreement is terminated for any reason. See “Note 9 — Related party transactions.”

Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The degree of judgment utilized in measuring fair value generally correlates to the level of pricing observability. Assets and liabilities with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets and liabilities rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether it is new to the market and not yet established, and the characteristics specific to the transaction.

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

Income taxes

The Company intends to elect REIT status upon the filing of its 2014 income tax return, and has conducted its operations in order to satisfy and maintain eligibility for REIT status. Accordingly, the Company does not believe it will be subject to U.S. federal income tax from the year ended December 31, 2014 forward on the portion of the Company’s REIT taxable income that is distributed to the Company’s stockholders as long as certain asset, income and stock ownership tests are met. If after electing to be taxed as a REIT, the Company subsequently fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. The Company may also be subject to state or local income or franchise taxes.

Thetis TRS, GAJX Real Estate LLC and any other TRS that the Company forms, will be subject to U.S. federal and state income taxes. On January 13, 2015, the Company applied for a private letter ruling from the Internal Revenue Service that would allow it to exclude its proportionate share of gross income from the Manager if it held its interest in the Manager through the operating partnership. If the Company receives such a ruling, it expects that it will hold its interest in the Manager through the operating partnership, instead of through Thetis TRS; however, there is no assurance that such a ruling will be issued. Income taxes are provided for using the asset and liability method. No provision for income taxes for the three months ended March 31, 2015 has been presented as the Company's provision is immaterial. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

The Company evaluates tax positions taken in its consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, the Company may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

The Company’s tax returns remain subject to examination and consequently, the taxability of the distributions and other tax positions taken by the Company may be subject to change. Distributions to stockholders generally will be taxable as ordinary income, although a portion of such distributions may be designated as long-term capital gain or qualified dividend income, or may constitute a return of capital. The Company will furnish annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Mortgage loans

Purchased mortgage loans are initially recorded at the purchase price, net of any acquisition fees or costs at the time of acquisition and are considered asset acquisitions. As part of the determination of the purchase price for mortgage loans, the Company uses a discounted cash flow valuation model to model expected cash flows, and which considers alternate loan resolution probabilities, including liquidation or conversion to real estate owned. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines, the value of underlying properties and other economic and demographic data.

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have some degree of credit quality deterioration since origination and have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The re-performing mortgage loans were determined to have common risk characteristics and have been accounted for as a single loan pool. Similarly, non-performing mortgage loans were determined to have common risk characteristics and have been accounted for as a single non-performing pool. Under ASC 310-30, the Company estimates cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. The Company determines the excess of the loan pool’s contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the non-accretable yield. The difference between expected cash flows and the purchase price (at acquisition) or the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the quarter ended March 31, 2015, the Company recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the quarter ended March 31, 2015, the Company accreted $6.9 million into interest income with respect to its loan portfolio. As of March 31, 2015, these loans had a UPB of $399.0 million and a carrying value of $285.8 million, which excludes one loan in which the Company holds a 40.5% beneficial interest through an equity method investee.

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

Accrual of interest on individual loans is discontinued when management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful. The Company’s policy is to stop accruing interest when a loan’s delinquency exceeds 90 days. All interest accrued but not collected for loans that are placed on non-accrual status or subsequently charged-off are reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic principal and interest payments returns and future payments are reasonably assured, in which case the loan is returned to accrual status.

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

While the Company generally intends to hold its assets as long-term investments, it may sell certain of its loans in order to manage its interest rate risk and liquidity needs, meet other operating objectives and adapt  to market conditions.  The timing and impact of future sales of loans, if any, cannot be predicted with any certainty.  Since the Company expects that its assets will generally be financed, it expects that a significant portion of the proceeds from sales of its assets (if any), prepayments and scheduled amortization will be used to repay balances under its financing sources.

Residential properties

Property is recorded at cost if purchased, or at fair value of the asset less estimated selling costs if obtained through foreclosure by the Company. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of cost or fair market value. Net unrealized losses are recognized through a valuation allowance by charges to income.

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

The Company performs property renovations to maximize the value of the property for its rental strategy. Such expenditures are part of its initial investment in a property and, therefore, are capitalized as part of the basis of the property. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Segment information

The Company’s primary business is acquiring, investing in and managing a portfolio of mortgage loans. The Company operates in a single segment focused on non-performing mortgages and re-performing mortgages.

Emerging growth company

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period. Its consolidated financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

Reclassifications

The December 31, 2014 amounts included in the delinquency table in Note 3 – Mortgage loans have been reclassified from delinquent to current to reflect a correction of an error in the presentation of the disclosure that is immaterial to the financial statements taken as a whole. Such reclassifications did not affect cash flows, net revenues, net income, total assets, total liabilities or total equity.

Recently issued accounting standards

In January 2014, FASB issued Accounting Standards Update ("ASU") 2014-04, Troubled Debt Restructurings by Creditors. It provides that if a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We adopted this standard in the first quarter of 2015 and it did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. On April 29, 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. The Company is evaluating the impact of this amendment on its financial position and results of operations.

In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis. These amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is evaluating the impact of this amendment on its financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03 Interest – Imputation of Interest. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is evaluating the impact of this amendment on its financial position and results of operations.

Note 3 — Mortgage loans

The carrying values and UPBs of our mortgage loans at March 31, 2015 were $285,834 and $399,041 respectively. At December 31, 2014, the carrying values and UPBs of our mortgage loans were $211,159 and $298,573, respectively. These balances do not include one loan in which we hold a 40.5% beneficial interest through an equity method investee.

The following tables present information regarding the contractually required payments and the estimated cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield ($ in thousands):

	March 31, 2015		December 31, 2014
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$547,689	$291,638	$393,657	$257,790
Non-accretable yield	(239,649)	(203,814)	(173,502)	(184,096)
Expected cash flows to be collected	308,040	87,824	220,155	73,694
Accretable yield	(84,549)	(25,924)	(60,495)	(22,071)
Fair value at date of acquisition	$223,491	$61,900	$159,660	$51,623

Accretable yield	Three months ended		Period from inception to
	March 31, 2015		December 31, 2014
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$54,940	$20,686	$—	$—
Accretable yield additions	24,054	3,853	60,495	22,071
Accretion	(4,949)	(1,935)	(5,555)	(1,385)
Balance at end of period	$74,045	$22,604	$54,940	$20,686

The following table presents the contractually required payments receivable, cash flows expected to be collected and fair value at acquisition date of loans acquired during the three months ended March 31, 2015:

	Re-performing loans	Non-performing loans
Contractually required principal and interest	$154,032	$33,848
Non-accretable yield	(66,147)	(19,719)
Expected cash flows to be collected	87,885	14,131
Accretable yield	(24,054)	(3,853)
Fair value at date of acquisition	$63,831	$10,278

During the quarter ended March 31, 2015, the Company recognized $0.3 million for due diligence costs related to these and other transactions in loan transaction expense.

The following table sets forth the carrying value of its mortgage loans, and related UPB by delinquency status as of March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015			December 31, 2014
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	852	$140,650	$190,166	439	$72,727	$94,993
30	249	32,546	44,088	237	36,954	53,739
60	67	9,653	12,774	99	13,849	17,766
90	397	59,305	83,905	352	53,987	76,691
Foreclosure	262	43,680	68,108	212	33,642	55,384
Mortgage loans	1,827	$285,834	$399,041	1,339	$211,159	$298,573

These balances do not include one loan in which we hold a 40.5% beneficial interest through an equity method investee.

As of March 31, 2015, the Company held 17 residential properties with a carrying value of $1.7 million that had been foreclosed.

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

Note 4 — Real estate assets, net

Real estate held for use

As of March 31, 2015, the Company had two REO properties having an aggregate carrying value of $0.1 million held for use as rentals. Both of these properties had been rented.

Real estate held-for-sale

As of March 31, 2015, the Company classified 36 REO properties having an aggregate carrying value of $5.5 million as real estate held for sale as they do not meet its residential rental property investment criteria.

Dispositions

During the quarter ended March 31, 2015, the Company disposed of one residential property and recognized a loss of $2,000.

Note 5 — Fair value of financial instruments

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2015	Carrying Value	Quoted prices in active markers	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans	$285,834	—	—	$318,602
Not recognized on consolidated balance sheet at fair value (liabilities)
Borrowings under repurchase agreement	15,052	—	$15,052	—
Secured borrowings	82,962	—	82,962	—

		Level 1	Level 2	Level 3
December 31, 2014	Carrying Value	Quoted prices in active markers	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans	$211,159	—	—	$235,623
Not recognized on consolidated balance sheet at fair value (liabilities)
Borrowings under repurchase agreement	15,249	—	$15,249	—
Secured borrowings	84,679	—	84,679	—

The Company has not transferred any assets from one level to another level during the quarter ended March 31, 2015.

The carrying values of its cash and cash equivalents, related party receivables, accounts payable and accrued liabilities, related party payables and investments in the Manager and affiliate are equal to or approximate fair value. Property held-for-sale is measured at cost at acquisition and subsequently measured at the lower of cost or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent BPO, or management’s judgment as to the selling price of similar properties. No properties held-for-sale were measured at fair value at March 31, 2015.

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of transfers of mortgage loans to real estate owned is estimated using BPOs.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans are the same as those used to calculate the acquisition price, including discount rates and loan resolution timelines. Significant changes to any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of the Company’s mortgage loans as of March 31, 2015:

Input	Range of Values
Equity discount rate – Re-performing loans	8% – 14%
Equity discount rate – Non-performing loans	10% – 18%
Cost of debt	4.25%
Loan resolution timelines – Re-performing loans (in years)	4 – 7
Loan resolution timelines – Non-performing loans (in years)	1.4 – 4

Note 6 — Unconsolidated affiliates

On December 5, 2014, the Company acquired a 40.5% interest in GA-E 2014-12, a Delaware trust, for $2.2 million. GA-E 2014-12 holds an economic interest in a single small-balance commercial loan secured by a commercial property in Portland, Oregon. GA-E 2014-12 had a basis in the loan of $5.5 million at March 31, 2015, and net income of $0.2 million for the quarter ended March 31, 2015, of which 40.5% is the Company’s share. The Company accounts for this investment using the equity method.

Upon the closing of the Original Private Placement, the Company received a 19.8% equity interest in Thetis. At March 31, 2015, Thetis had total assets of $2.3 million, liabilities of $0.2 million, and net income of $0.2 million for the quarter ended March 31, 2015, of which 19.8% is the Company’s share. The Company accounts for its investment in Thetis using the equity method. Thetis is a privately held company and there is no public market for its securities.

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

At March 31, 2015, we had commitments to purchase 262 mortgage loans secured by single and one-to-four family residences with aggregate UPB of $61.3 million, of which re-performing loans represent $47.9 million UPB and non-performing loans represent $13.4 million.

Litigation, claims and assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2015, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt

Repurchase agreement

On November 25, 2014, the Company entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the operating partnership as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to the Master Repurchase Agreement (the “MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as Buyer, from time to time, pursuant to one or more transactions, not exceeding $100 million, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by the Company to repay the borrowing at maturity. The Company has effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility termination date is November 24, 2015.

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

		March 31, 2015			December 31, 2014
Maturity Date	Maximum borrowing capacity	Amount outstanding	Carrying value of collateral	Interest rate	Amount outstanding	Carrying value of collateral	Interest rate
November 24, 2015	$100,000	$15,052	$23,800	4.00%	$15,249	$23,460	4.00%

Secured borrowings

The Company has completed two securitizations from the commencement of operations to March 31, 2015. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are variable interest entities. On October 7, 2014, the operating partnership as seller entered into a securitization transaction pursuant to Rule 144A under the Securities Act of a pool of seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Ajax Mortgage Loan Trust 2014-A issued $61 million in securities consisting of approximately $45 million 4.00% Class A Notes due 2057, $8 million 5.19344% Class B-1

Notes due 2057, $8 million 5.19344% Class B-2 Notes due 2057 and a $20.4 million Trust Certificate. The Company has retained the Class B Notes. The Trust Certificate issued by the trust and the beneficial ownership of the trust are retained by Great Ajax Funding LLC as the depositor. The Class A Notes are senior, sequential pay, fixed rate notes. The Class B Notes are subordinate, sequential pay, fixed rate notes with Class B-2 Notes subordinate to the Class B-1 Notes. If the Class A Notes have not been redeemed by the payment date in September 2017 or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 Notes will be paid as principal to the Class A Notes on that date and each subsequent payment date until the Class A Notes are paid in full. After the Class A Notes are paid in full, the Class B-1 and Class B-2 Notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B Notes while the Class A Notes were outstanding. As the holder of the Trust Certificate, the Company is entitled to receive any remaining amounts in the trust after the Class A Notes and Class B Notes have been paid in full. The Class A Notes and Class B Notes are secured solely by mortgage loans of 2014-A and not by any of its other assets. The assets of 2014-A are the only source of repayment and interest on the Class A Notes and the Class B Notes. The Company does not guaranty any of the obligations of 2014-A under the terms of the agreement governing the notes or otherwise.

On November 19, 2014, the operating partnership as seller entered into a securitization transaction pursuant to Rule 144A of a pool of seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Ajax Mortgage Loan Trust 2014-B issued $68.7 million in securities, consisting of approximately $41.2 million 3.85% Class A Notes due 2054, $13.7 million 5.25% Class B-1 Notes due 2054, and $13.7 million 5.25% Class B-2 Notes due 2054 and a $22.9 million Trust Certificate. The Company has retained the Class B Notes. The Trust Certificate issued by the trust and the beneficial ownership of the trust are retained by Great Ajax Funding LLC as the depositor. The Class A Notes are senior, sequential pay, fixed rate notes. The Class B Notes are subordinate, sequential pay, fixed rate notes with Class B-2 Notes subordinate to Class B-1 Notes. If the Class A Notes have not been redeemed by the payment date in October 2018 or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 Notes will be paid as principal to the Class A Notes on that date until the Class A Notes are paid in full. After the Class A Notes are paid in full, the Class B-1 and Class B-2 Notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B Notes while the Class A Notes were outstanding. As the holder of the Trust Certificate, the Company is entitled to receive any remaining amounts in the trust after the Class A Notes and Class B Notes have been paid in full. The Class A Notes and Class B Notes are secured solely by the mortgage loans of 2014-B and not by any of its other assets. The assets of 2014-B are the only source of repayment and interest on the Class A Notes and the Class B Notes. The Company does not guaranty any of the obligations of 2014-B under the terms of the agreement governing the notes or otherwise.

Servicing for the mortgage loans in 2014-A and 2014-B is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for re-performing loans and 1.25% annually of UPB for non-performing loans, and is paid monthly by us. The following table sets forth the status of the 2014-A and 2014-B notes held by others at the cutoff date and at March 31, 2015 ($ in thousands):

	Balances at March 31, 2015		Balances at December 31, 2014		Balances at cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance	Carrying value of mortgages	Bond principal balance	Mortgage UPB	Bond principal balance
2014-A	$58,802	$42,925	$58,905	$44,016	$81,405	$45,000
2014-B	68,588	40,037	68,654	40,663	91,535	41,191
	$127,390	$82,962	$127,559	$84,679	$172,940	$86,191

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.  Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Note 9 — Related party transactions

Our Consolidated Statement of Income included the following significant related party transactions ($ in thousands):

Three months ended March 31, 2015	Amount	Counterparty	Consolidated Statement of Income location
Management fee	$747	Thetis	Related party expense – management fee
Loan servicing fees	$656	Gregory	Related party expense – loan servicing fees
Due diligence and related loan acquisition costs	$18	Gregory	Loan transaction expense
Expense reimbursements	$3	Aspen Yo	Professional fees

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

The Base Management Fee equals 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means: (a) the sum of (i) the net proceeds from any issuances of common stock or other equity securities issued by the Company or the operating partnership (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) the Company’s and the operating partnership’s (without double counting) retained earnings calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that the Company or the operating partnership pays to repurchase shares of common stock or OP Units since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in the Company’s financial statements prepared in accordance with U.S. GAAP, and (C) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s consolidated financial statements. 50% of the base management fee is payable in shares of the Company’s common stock so long as the ownership of such additional number of shares by the Manager would not violate the 9.8% stock ownership limit set forth in the Company’s charter, and the balance is payable in cash. The common stock will be determined using the higher of the most recently reported book value or market value when determining the number of shares. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received by it.

The Manager is also entitled to an incentive management fee that is payable quarterly in arrears in cash in an amount equal to one-fourth of 20% of the dollar amount by which (i) the sum of (A) the aggregate cash dividends, if any, declared out of the REIT taxable income of the Company by the Company’s Board of Directors payable to the holders of the Company’s common stock and (B) the aggregate cash distributions, if any, declared out of the REIT taxable income of the operating partnership (without duplication) by the operating partnership payable to holders of OP Units (other than any OP Units held by the Company as a limited partner) annualized, or the Annualized Dividends and Distributions, in respect of such calendar quarter exceeds (ii) the product of (1) the book value per share of the Company’s common stock as of the end of each such quarter multiplied by the number of shares of the Company’s common stock and OP Units (other than any OP Units held by the Company as a limited partner) outstanding as of the end of such calendar quarter and (2) 8%. Notwithstanding the foregoing, no incentive fee will be payable to the Manager with respect to any calendar quarter unless its cumulative core earnings, as defined in the agreement, is greater than zero for the most recently completed eight calendar quarters, or the number of completed calendar quarters since the closing date of the Original Private Placement, whichever is less.

The Company also reimburses the Manager for all third-party, out-of-pocket costs incurred by the Manager for managing its business, including third-party diligence and valuation consultants, legal expenses, auditors and other financial services. The Company will not reimburse the Manager for lease costs or salaries and expenses of employees of the Manager. The reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis.

The Company will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by the Company without cause, (ii) its decision not to renew the Management Agreement upon the determination of at least two thirds of the Company’s independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of the Company becoming regulated as an “investment company” under the Investment Company Act of 1940 (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by the Company’s board of directors), or (iv) a termination by the Manager if we default in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to twice the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

Trademark Licenses

Aspen Yo has granted the Company a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use the name “Great Ajax” and the related logo. The Company also has a similar license to use the name “Thetis.” The agreement has no specified term. If the Management Agreement expires or is terminated, the trademark license agreement will terminate within 30 days. In the event that this agreement is terminated, all rights and licenses granted thereunder, including, but not limited to, the right to use “Great Ajax” in its name will terminate. Aspen Yo also granted to the Manager a substantially identical non-exclusive, non-transferable, non-sublicensable, royalty-free license to use of the name “Thetis.”

Note 10 — Stock-based payments and director fees

Pursuant to the terms of the Management Agreement, the Company pays 50% of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or market value of its common stock. The Company paid the Manager a base fee for the quarter ended March 31, 2015 of $0.7 million of which the Company paid half, or $0.4 million, in 26,087 shares of its common stock. The stock issued to the Manager are restricted securities subject to transfer restrictions, and were issued in a private placement transaction on April 28, 2015.

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

Management fees and director fees

	For the three months ended March 31, 2015
(Dollars in thousands except share amount)	Number of shares	Amount of expense recognized (1)

Management fees	26,087	$373
Independent director fees	1,748	25
	27,835	$398

______________________

(1) All management fees and independent director fees are fully expensed in the period in which they are incurred.

The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s board of directors. The total number of shares of common stock or other stock-based award, including grants of long term incentive plan (“LTIP”) units from the operating partnership, available for issuance under the Director Plan is 100,000 shares. At the closing of the Original Private Placement, the Company issued to each of its three independent directors restricted stock awards of 2,000 shares of its common stock, which are subject to a one-year vesting period. At the time of the IPO in February 2015, the Company added an additional independent director who was also granted a restricted stock award of 2,000 shares of its common stock, subject to a one-year vesting period.

The following table sets forth the activity in its restricted stock ($ in thousands except per share amounts):

Restricted Stock

(Dollars in thousands except share and per share amounts)	Number of shares	Per share value	Total cost of grant	Grant expense recognized for the three months ended March 31, 2015
July 8, 2014, Directors’ Grants(1)	6,000	$15.00	$90	$22
February 19, 2015 Director Grant(1)	2,000	14.25	29	5
	8,000		$119	$27

______________________

(1) Vesting period is one year from grant date.

Note 11 — Income taxes

As a REIT, the Company must meet certain organizational and operational requirements including the requirement to distribute at least 90% of its annual REIT taxable income to its stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent the Company distributes its REIT taxable income to its stockholders and provided the Company satisfies the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification.

The Company’s consolidated financial statements include the operations of Thetis TRS and GAJX Real Estate LLC, which are subject to U.S. federal, state and local income taxes on the Company’s taxable income.

For the quarter ended March 31, 2015, the Company’s taxable income was $1.6 million. The Company recorded no income tax expense for the quarter ended March 31, 2015 and the Company recognized no deferred income tax assets or liabilities on its balance sheet at March 31, 2015 or December 31, 2014 due to immateriality. The Company also recorded no interest or penalty for the period ended March 31, 2015.

The Company’s 2014 U.S. federal, state and local tax returns remain open for examination. The Company has concluded that it had no uncertain tax positions for its 2014 tax year.

Note 12 — Earnings per share

The following table sets forth the components of basic and diluted earnings per share ($ in thousands, except share and per share amounts):

	Three months ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income attributable to common stockholders	$3,640	13,008,268
Allocation of earnings to participating restricted shares	(13)	—

Income attributable to unrestricted common stockholders	$3,627	13,008,268	$0.28

Effect of dilutive securities
Operating partnership units	175	624,106
Restricted stock grants and Manager and director fee shares	13	48,313

Diluted EPS
Income attributable to common stockholders and operating partners	$3,815	13,680,687	$0.28

Note 13 — Subsequent events

Dividend Declaration

On May 4, 2015, the Company declared a dividend of $0.18 per share, to be paid on May 29, 2015, to stockholders of record as of May 15, 2015.

Management Fees

On April 28, 2015, the Company issued 26,087 shares of its common stock to the Manager in payment of 50% of the management fee due for the first quarter of 2015 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2015.

Directors’ Retainer

On April 28, 2015, the Company issued each of Jonathan Bradford Handley, Jr., Daniel Hoffman, J. Kirk Ogren Jr. and John Condas 437 shares of its common stock in payment of half of their quarterly director fees for the first quarter of 2015.

Securitization

Subsequent to March 31, 2015, the Company began marketing our third securitization, which closed on May 7, 2015. An aggregate of $35.6 million of senior securities was issued in private offerings to institutional investors with respect to $75.8 million UPB of mortgage loans.

Resale Registration Statement

The resale registration statement for 10,445,784 shares of the Company’s common stock was declared effective by the SEC on April 17, 2015. The purchasers of the Company’s common stock issued in private placements in 2014 were entitled to have their shares registered with the SEC for public resale at its expense pursuant to registration rights agreements with the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this report, including those set forth under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	our ability to implement our business strategy;

•	difficulties in identifying re-performing and non-performing loans and properties to acquire;

•	the impact of changes to the supply of, value of and the returns on re-performing and non-performing loans;

•	our ability to convert non-performing loans into performing loans, or to modify or otherwise resolve such loans;

•	our ability to convert non-performing loans to properties that can generate attractive returns either through sale or rental;

•	our ability to compete with our competitors;

•	our ability to control our costs;

•	the impact of changes in interest rates and the market value of the collateral underlying our re-performing and non-performing loan portfolios or of our other real estate assets;

•	our ability to obtain financing arrangements on favorable terms, or at all;

•	our ability to retain our engagement of our Manager;

•	the failure of the Servicer to perform its obligations under the servicing agreement;

•	general volatility of the capital markets;

•	the impact of adverse real estate, mortgage or housing markets and changes in the general economy;

•	changes in our business strategy;

•	our failure to qualify or maintain qualification as a real estate investment trust (“REIT”);

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•	the impact of adverse legislative or regulatory tax changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q (“report”), unless the context indicates otherwise, references to “Great Ajax,” “we,” “the company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Great Ajax Corp.; “operating partnership” refers to Great Ajax Operating Partnership L.P., a Delaware limited partnership; “our Manager” refers to Thetis Asset Management LLC, a Delaware limited liability company; “Aspen Capital” refers to the Aspen Capital group of companies; “Aspen” and “Aspen Yo” refers to Aspen Yo LLC, an Oregon limited liability company that is part of Aspen Capital; “the Servicer” and “Gregory” refer to Gregory Funding LLC, an Oregon limited liability company and our affiliate, and an indirect subsidiary of Aspen Yo.

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 1. Consolidated Financial Statements of this report and in Item 8. Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K, as well as the sections entitled “Risk Factors” in Item 1A. of our most recent Annual Report on Form 10-K and Part II, Item 1A. of this report, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K.

Overview

Great Ajax Corp. is a Maryland corporation that focuses primarily on acquiring, investing in and managing a portfolio of re-performing and non-performing mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. We also invest in loans secured by multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The multi-family and commercial mixed-use properties generally will have loan values of up to approximately $5 million. We refer to these as “smaller commercial properties.” On July 8, 2014, we closed a private offering of shares of our common stock and limited partnership units of our operating partnership, or OP Units. On August 1, 2014, we closed the sale of additional shares of our common stock and OP Units pursuant to the exercise of the additional allotment option we granted to the initial purchaser and placement agent in connection with the July placement and we refer to these closings as the Original Private Placement. The Original Private Placement resulted in net proceeds to us of approximately $128.4 million. We commenced operations on July 8, 2014. In December 2014, we closed an additional private placement, or the Second Private Placement, of shares of our common stock and OP Units, which resulted in net proceeds to us of approximately $41.2 million. We completed our IPO in February 2015, in which we and selling stockholders sold an aggregate of 5,276,797 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We sold 3,976,464 shares of common stock and selling stockholders sold 1,300,333 shares of common stock, in each case, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We are using the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.

We are externally managed by Thetis Asset Management LLC, an affiliated entity. We own a 19.8% interest in the Manager. Our mortgage loans and other real estate assets are serviced by Gregory Funding LLC, an affiliated entity. We conduct substantially all of our business through our operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership, and its subsidiaries. We, through a wholly owned subsidiary, are the general partner of our operating partnership. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of the operating partnership that owns the equity interest in the Manager. We elected to treat Thetis TRS as a TRS under the Code. In January 2015, we applied for a private letter ruling from the Internal Revenue Service that would permit us to hold our interest in the Manager through the operating partnership. In September 2014, we formed Great Ajax Funding LLC, a wholly owned subsidiary of the operating partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional securitizations. In November 2014, we formed AJX Mortgage Trust I, a wholly owned subsidiary of the operating partnership, in connection with a repurchase agreement. On February 1, 2015, we formed GAJX Real Estate LLC, as a wholly owned subsidiary of the operating partnership, to own, maintain, improve and sell REO purchased by us. We intend to elect to treat GAJX Real Estate LLC as a TRS under the Code.

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

Recent Developments

During the month of April 2015, we completed the acquisition of 262 mortgage loans secured by single and one-to-four family residences with aggregate UPB of $61.3 million. Re-performing loans represent $47.9 million UPB and non-performing loans represent $13.4 million. Re-performing loans and non-performing loans were acquired at 73.0% and 56.7% respectively, of UPB. The aggregate estimated market value of the underlying collateral is $63.5 million. The purchase price for re-performing loans and non-performing loans equaled 68.8% and 59.8%, respectively, of the estimated market value of the underlying collateral.

Through March 31, 2015, we have acquired mortgage loans and other mortgage related assets with an aggregate unpaid principal balance, or UPB, of $410.6 million, which includes one loan in which it holds a 40.5% beneficial interest through an equity method investee.

Market Trends and Outlook

The U.S. Federal Reserve estimates that as of December 31, 2014, there was approximately $9.9 trillion of mortgage loans outstanding on U.S. one-to-four family residential properties and approximately $994.1 billion of mortgage loans outstanding on U.S. multi-family residential properties.

While housing starts increased in 2014 over 2013, the number of building permits issued in the fourth quarter of 2014 indicates that starts may be leveling off for single-family homes (an increase of 3% compared to the third quarter). Construction starts on single-family homes were up 8% from the previous quarter and up 6% from the fourth quarter of 2013, they remain significantly below historical levels. In addition to the leveling of housing starts, a persistent price gap exists between newly built homes and existing homes with sales of existing homes showing improvements while sales of new homes continued to lag in the fourth quarter of 2014. Furthermore, the U.S. Department of Housing and Urban Development, or HUD, has noted that the listed inventories of new and of existing homes at the end of the fourth quarter 2014 would support 5.4 months and 4.4 months, respectively, of sales at the current sales pace, while historical average supply of homes on the market is 6.0 months. In addition to fewer housing starts, a persistent price gap exists between newly built homes and existing homes. While new homes are almost always are more expensive, on average, than their older comparables, that gap has widened since the last recession. The Mortgage Bank Association estimates that total one-to-four family mortgage loan originations (including both purchase and refinance transactions) will increase from $1.1 trillion in 2014 to $1.2 trillion in 2015.

Cyclical trends are prompting a significant realignment within the mortgage sector. These trends and their effects include:

•	continuing sales of residential mortgage assets by banks and other mortgage lenders due to elevated operating costs resulting from new regulatory requirements, delinquencies and impairments;

•	the continuing decline in home ownership that, conversely, has increased the demand for single-family and multi-family residential rental properties and associated rents;

•	the dislocations in the residential mortgage loan origination market and the limited availability of financing for non-government sponsored enterprise mortgages since 2008, which have made qualifying for a mortgage loan more difficult. These factors, combined with shifting demographic trends and the need for families pushed out of their homes through foreclosure or the inability to continue to pay their mortgage loans, are driving increased demand for loan modifications, non-GSE mortgage financing and single-family rental properties;

•	the changing regulatory landscape, leading to the reduction of the government’s role in, and the return of private capital, including non-bank participants, to the housing finance market; some of the changes have begun to be implemented, as evidenced by the tightening of conforming loan limits and increases in guarantee fees; and

•	unemployment remaining relatively high, under-employment continuing to be a concern and real wages continuing to be stagnant, which means that the ability of borrowers to continue to pay their existing mortgage loans will likely remain under pressure.

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

Factors That May Affect Our Operating Results

Acquisitions. Our operating results depend heavily on sourcing re-performing and non-performing loans. We believe that there is currently a large supply of re-performing and non-performing loans available to us for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population. We further believe that we will be able to purchase residential mortgage loans at lower prices than “real estate owned” properties, or REO, for the following reasons.

•	We believe that buying re-performing loans is more efficient and lower risk than acquiring REO rentals directly because the net cash flow from the re-performing loans is typically greater than rent cash flow. Re-performing loans are typically purchased at significant discounts from UPB and underlying property values, but the borrower pays interest on the full UPB, leading to a higher current yield. The borrower is also responsible for property taxes, insurance and maintenance, which are all costs that the owner of the REO would otherwise have to pay. In addition, to the extent that the UPB exceeds the home’s value, the lender will receive all appreciation until such time as the HPA exceeds the UPB. While the return to the mortgage loan owner is thus capped, conversely, there is also risk mitigation if the REO value decreases, until the value is less than the price the lender paid for the loan.

•	If a re-performing loan becomes a non-performing loan, or we purchase a non-performing loan, which is purchased at a deeper discount than re-performing loans, we, through the Servicer, have a number of ways to mitigate our loss. These loss mitigation techniques include working with the borrower to achieve performance, including through modification of the mortgage loan terms as well as short sale, assisted deed-in-lieu of foreclosure, assisted deed-for-lease, foreclosure and other loss mitigation activities. With each REO acquired, we assess the best potential return—either through rental, sale with carryback financing, which we believe will increase the potential pool of purchasers, or sale without our financing the purchase.

•	We believe that we will be able to purchase residential mortgage loans at lower prices than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with sales of real estate, whether single-family residences or smaller commercial properties, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this will motivate the sellers to accept a lower price for the re-performing and non-performing loans than they would if selling REO.

•	We believe there are fewer participants in the re-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure and expertise involved in servicing loans and managing single-family rental properties across various states. Additionally, as the acquirer of loans, we take the risk of delays in the foreclosure process for non-performing loans. We will focus on smaller pools of mortgage loan assets that we can analyze on a loan-by-loan basis, and we believe that we will be able to aggregate these smaller pools often at a greater discount than would be available for larger pools. We believe the relatively lower level of competition for re-performing and non-performing loans, combined with growing supply, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to acquire REO.

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

Financing. Our ability to grow our business by acquiring re-performing and non-performing loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet. In October 2014 and November 2014, we completed securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties.

We may also enter into repurchase financing facilities under which we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. In November 2014, we entered into a repurchase financing facility. We describe the securitizations and the repurchase financing facility below under “—Liquidity and Capital Resources.” To the extent appropriate at the relevant time, our financing sources may also include bank credit facilities, warehouse lines of credit, structured financing arrangements and additional repurchase agreements, among others. See “—Liquidity and Capital Resources.” We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions.

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

Mortgage loans, net. Purchased mortgage loans are initially recorded at the purchase price net of any acquisition fees or costs at the time of acquisition and are considered asset acquisitions. As part of the determination of the purchase price for mortgage loans, we use a discounted cash flow valuation model to model expected cash flows, and which considers alternate loan resolution probabilities, including liquidation or conversion to real estate owned. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines, the value of underlying properties and other economic and demographic data.

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have some degree of credit quality deterioration since origination and have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The re-performing mortgage loans were determined to have common risk characteristics and have been accounted for as a single loan pool. Similarly, non-performing mortgage loans were determined to have common risk characteristics and have been accounted for as a single non-performing pool. Under ASC 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. We determine the excess of the loan pool’s contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the non-accretable yield. The difference between expected cash flows and the purchase price (at acquisition) or the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the quarter ended March 31, 2015, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the quarter ended March 31, 2015, we accreted $6.9 million into interest income with respect to our loan portfolio. As of March 31, 2015, these loans had a UPB of $399.0 million and a carrying value of $285.8 million, and at December 31, 2014, a UPB of $211,159, and carrying value of $298,573, which excludes one loan in which we hold a 40.5% beneficial interest through an equity method investee.

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

While we generally intend to hold our assets as long-term investments, we may sell certain of our loans in order to manage our interest rate risk and liquidity needs, meet other operating  objectives and adapt  to market conditions.  The timing and impact of future sales of loans, if any, cannot be predicted with any certainty.  Since we expect that our assets will generally be financed, we expect that a significant portion  of the proceeds from sales of its assets (if any), prepayments and scheduled amortization will be used to repay balances under our financing sources.

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

We perform property renovations to maximize the value of the property for our rental strategy. Such expenditures are part of our initial investment in a property and, therefore, are capitalized as part of the basis of the property. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level l—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The degree of judgment utilized in measuring fair value generally correlates to the level of pricing observability. Assets and liabilities with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets and liabilities rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether it is new to the market and not yet established, and the characteristics specific to the transaction.

Property held-for-sale is measured at cost at acquisition and subsequently measured at the lower of cost or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent BPO, or management’s judgment as to the selling price of similar properties.

Income Taxes. We intend to elect REIT status upon the filing of our 2014 income tax return, and have conducted our operations in order to satisfy and maintain eligibility for REIT status. Accordingly, we do not believe we will be subject to U.S. federal income tax from the year ended December 31, 2014 forward on the portion of our REIT taxable income that is distributed to our stockholders as long as certain asset, income and stock ownership tests are met. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. We may also be subject to state or local income or franchise taxes.

Thetis TRS, GAJX Real Estate LLC and any other TRS that we form, will be subject to U.S. federal and state income taxes. On January 13, 2015 we applied for a private letter ruling from the Internal Revenue Service that would allow us to exclude our proportionate share of gross income from the Manager if we held our interest in the Manager through our operating partnership. If we receive such a ruling, we expect that we will hold our interest in the Manager through our operating partnership, instead of through Thetis TRS; however, there is no assurance that such a ruling will be issued. Income taxes are provided for using the asset and liability method. No provision for income taxes for the three months ended March 31, 2015 has been presented as the Company's provision is immaterial. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

We evaluate tax positions taken in our consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

Our tax returns remain subject to examination and consequently, the taxability of the distributions and other tax positions taken by us may be subject to change. Distributions to stockholders generally will be taxable as ordinary income, although a portion of such distributions may be designated as long-term capital gain or qualified dividend income, or may constitute a return of capital. The Company will furnish annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Results of Operations for the three months ended March 31, 2015

We were formed on January 30, 2014 as a Maryland corporation and were capitalized on March 28, 2014 by our then sole stockholder, Aspen Yo. We commenced operations upon the closing of the Original Private Placement on July 8, 2014. Upon the closing of the Original Private Placement, the Company used $48.8 million of the proceeds to acquire its initial mortgage portfolio through the acquisition of 82% of the equity interests in Little Ajax II, LLC. Little Ajax II was an affiliated entity that acquired primarily re-performing mortgage loans and a number of non-performing mortgage loans in a series of transactions between December 1, 2013 and July 7, 2014. In September 2014, we completed a transaction to acquire the remaining interests in this initial mortgage-related asset portfolio. The transaction initially had Little Ajax II redeem the 82% membership interest of the operating partnership by distributing to the operating partnership 82% of all Little Ajax II loans, participation interests and real property. The operating partnership then purchased for cash the remaining 18% interest in such real estate assets for an aggregate purchase price of approximately $11.4 million. The operating partnership also purchased for cash from Gregory, its 5% interest in the 43 loans in which Little Ajax II held a 95% participation interest for approximately $0.2 million.

As we commenced operations on July 8, 2014, a comparison of the results of operation for the quarter ended March 31, 2015 and the quarter ended March 31, 2014 is not available.

During the quarter ended March 31, 2015, we acquired 510 mortgage loans secured by single and one-to-four family residences with an aggregate UPB of $102.2 million.  The aggregate purchase price for the mortgage loans was $74.1 million.  Re-performing loans represented $86.0 million UPB and $63.5 million purchase price and non-performing loans represented $16.2 million UPB and $10.6 million purchase price. The purchase price for re-performing loans and non-performing loans equaled 62.1 % and 47.9%, respectively, of the estimated market value of the underlying collateral.  Mortgage loans purchased in the quarter were on our balance sheet for a weighted average of 25.1 days. We also purchased 11 REO properties during the quarter for $2.6 million, which was 64.8% of the estimated market value.

From inception through March 31, 2015, we aggregated a portfolio consisting primarily of 1,873 mortgage loans secured by single and one-to-four family residences with an aggregate UPB of $410.6 million, which includes one loan in which it holds a 40.5% beneficial interest through an equity method investee. We acquired the loans at an aggregate purchase price of $288.5 million. Re-performing loans represented $309.9 million UPB and a $227.3 million purchase price and non-performing loans represented $100.7 million UPB and a $61.2 million purchase price. The purchase price for re-performing loans and non-performing loans equaled 68.0% and 57.2%, respectively, of the estimated market value of the underlying collateral. On average, the loans in the portfolio at March 31, 2015 were held for approximately 70.9 days. The Company also purchased 11 REO properties at an average price to estimated market of 64.8%. The results of operations for the period presented below may not be indicative of our expected results in future periods.

As of March 31, 2015, our portfolio of mortgage-related assets consisted of the following:

Portfolio as of March 31, 2015(1)

No. of Loans	1,828	No. of Rental Properties	2
Total UPB	$401,696,703	Market Value of Rental Properties	$144,900
Interest-Bearing Balance	$373,337,914	Capital Invested	$122,199
Deferred Balance(2)	$28,358,789	Price/Market Value of Rental
Market Value of Collateral(3)	$432,050,365	Properties	84.3%
Price/Total UPB(3)	70.7%	Gross Rent/Month	$1,950
Price/Market Value of Collateral	66.0%	Other REO	36
Weighted Average Coupon(4)	4.96%	Market Value of Other REO	$8,336,900
Weighted Average LTV(5)	112%
Remaining Term (as of 3/31/2015)	234.1
No. of first liens	1,810
No. of second liens	18

(1)	Information reflects one loan in which we hold a 40.5% beneficial interest through an equity method investee and 24 loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.

(2)	Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.

(3)	As of date of acquisition.

(4)	Our loan portfolio consists of fixed rate (52.1% of UPB), ARM (25.0% of UPB) and Hybrid ARM (22.9% of UPB) mortgage loans with original terms to maturity of not more than 40 years.

(5)	UPB as of March 31, 2015 divided by market value of collateral as of date of acquisition.

As of March 31, 2015, 18 mortgage loans, representing 0.74% of our ending UPB, had been repaid.

We closely monitor the status of our mortgage loans and through our Servicer, work with our borrowers to improve their payment records. We have not experienced material write downs or impairments on the mortgage loans purchased since commencement of operations in July 2014. As of March 31, 2015, of the 1,828 loans in our portfolio, 76.1% were re-performing loans and 23.9% were non-performing loans based on status at the time of acquisition. The following chart shows the percentages of our portfolio, based on total price paid, represented by non-performing loans and re-performing loans at March 31, 2015.

Loan Portfolio as of March 31, 2015

The following table sets forth the years in which our mortgage loans were originated based upon UPB:

Mortgage Loan Origination at March 31, 2015

Years of Origination	Percentage of UPB
Prior to 1990	0.2%
1990 – 2000	2.4%
2001 – 2005	23.3%
2006 – 2008	68.4%
After 2008	5.7%

The following table identifies the mortgage loans by state, number of loans, loan value and collateral value and percentages thereof for the assets acquired through March 31, 2015 identified above:

Assets by State as of March 31, 2015
State	Loan Count	UPB ($)	% of UPB	Collateral Value(1)	% of Collateral Value	State	Loan Count	UPB ($)	% of UPB	Collateral Value (1)	% of Collateral Value
FL	380	86,849,277	21.6%	80,252,665	18.6%	UT	11	2,054,398	0.5%	2,365,000	0.5%
CA	181	61,912,430	15.4%	65,286,417	15.1%	WI	14	1,901,472	0.5%	1,922,200	0.4%
NY	159	51,886,291	12.9%	72,117,000	16.7%	MO*	17	1,870,274	0.5%	1,641,875	0.4%
NJ	117	34,743,327	8.6%	35,212,567	8.2%	RI	10	1,661,351	0.4%	1,884,566	0.4%
MD	86	21,963,358	5.5%	23,296,703	5.4%	LA	12	1,318,632	0.3%	1,560,800	0.4%
IL*	87	17,903,532	4.5%	15,935,625	3.7%	DC	5	1,195,469	0.3%	2,327,000	0.5%
MA	48	13,824,934	3.4%	14,372,800	3.3%	DE	5	1,052,012	0.3%	1,972,499	0.5%
AZ	50	11,236,366	2.8%	9,622,246	2.2%	MS	9	890,764	0.2%	939,500	0.2%
TX	103	10,263,670	2.6%	14,818,171	3.4%	KY*	9	838,558	0.2%	957,500	0.2%
GA*	67	9,754,502	2.4%	9,268,493	2.1%	MN	6	803,178	0.2%	1,020,000	0.2%
VA	36	7,263,508	1.8%	7,659,382	1.8%	IA	6	442,389	0.1%	489,400	0.1%
OH	50	5,961,393	1.5%	6,065,518	1.4%	ME	2	435,606	0.1%	329,000	0.1%
PA	72	5,891,863	1.5%	7,558,900	1.7%	OK	6	415,608	0.1%	458,000	0.1%
OR**	16	5,600,549	1.4%	7,393,514	1.7%	AR	4	390,604	0.1%	511,000	0.1%
NC	44	5,078,598	1.3%	5,226,004	1.2%	KS	4	371,397	0.1%	337,500	0.1%
MI	32	4,651,584	1.2%	5,036,260	1.2%	PR	2	364,165	0.1%	520,000	0.1%
WA	19	4,520,586	1.1%	4,468,500	1.0%	ID	3	355,330	0.1%	630,000	0.1%
NV	17	4,434,730	1.1%	4,190,500	1.0%	WV	3	348,671	0.1%	287,000	0.1%
CT	14	3,922,357	1.0%	4,270,500	1.0%	NE	3	266,164	0.1%	278,000	0.1%
AL	19	3,512,622	0.9%	3,250,600	0.8%	NH	1	237,590	0.1%	539,000	0.1%
SC	23	3,184,004	0.8%	3,091,000	0.7%	SD	1	217,551	0.1%	229,900	0.1%
CO	13	2,551,006	0.6%	2,825,900	0.7%	NM	2	178,552	0.0%	173,300	0.0%
TN	26	2,380,210	0.6%	2,822,000	0.7%	ME	1	141,965	0.0%	160,000	0.0%
HI	8	2,329,357	0.6%	3,746,405	0.9%	MT	1	134,954	0.0%	215,000	0.0%
IN	24	2,189,996	0.5%	2,514,655	0.6%	Total	1,828	401,696,703	100.0%	432,050,365	100.0%

*	Information reflects 24 loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.
**	Information reflects one loan in which we hold a 40.5% beneficial interest through an equity method investee.

(1)	As of date of acquisition.

Income

Our net interest income was $5.8 million for the three months ended March 31, 2015, and our consolidated net income attributable to common stockholders for the period was $3.6 million, or diluted earnings per share of $0.28. Our primary source of income is interest earned on our loan portfolio. Other income primarily consists of the equity earnings of affiliates, including our Manager. Our operating income for the period included $4.2 million of non-cash interest income accretion.

Management Fee

We pay a quarterly base management fee based on our stockholders’ equity and a quarterly incentive management fee based on our cash distributions to our stockholders. We paid the Manager a base fee for the period ended March 31, 2015 of $0.7 million of which we paid half, or $0.4 million, in 26,087 shares of our common stock issued at a price of $14.31 per share.

Net Book Value

Our net book value at March 31, 2015 and December 31, 2014 was $14.18 and $14.43, respectively, calculated by dividing equity by total adjusted shares outstanding, including OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership) and restricted stock grants.

	March 31, 2015	December 31, 2014
Outstanding shares	15,226,163	11,223,984
Adjustments for:
Operating partnership units	624,106	624,106
Manager and director shares earned but not issued as of the date indicated	27,835	18,465
Total adjusted shares outstanding	15,878,104	11,866,555

Loan Servicing Fee

Pursuant to the servicing agreement, we paid Gregory $0.7 million for its servicing of our mortgage loan portfolio during the three months ended March 31, 2015.

Other Expenses

Other expenses incurred during the period include loan transaction expense, professional fees, directors’ fees, and other general and administrative expenses. For the three months ended March 31, 2015, in aggregate, these expenses totaled approximately $0.8 million.

Liquidity and Capital Resources

As of March 31, 2015, all of our invested capital was in re-performing and non-performing loans. We also held approximately $27.1 million of cash and cash equivalents.

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

Cash flows from operating activities for the three months ended March 31, 2015 were positive $0.8 million resulting primarily from consolidated net income of $3.8 million and decreases in accrued expenses and other liabilities of $1.6 million, and partially offset by non-cash interest income accretion of $4.2 million.  Cash flows from investing activities were negative $74.5 million due to acquisitions of mortgage loans.  Cash flows from financing activities were positive $47.7 million due primarily to cash from our IPO of $51.5 million.

On July 8, 2014, we used approximately $48.8 million of the net proceeds from the Original Private Placement to acquire our initial portfolio of mortgage-related assets by acquiring 82% of the limited liability company interests of Little Ajax II held by certain affiliated holders. Little Ajax II owned a portfolio of mortgage-related assets consisting of 418 mortgage loans and two single-family rental properties, which it acquired in a series of transactions from unaffiliated parties between December 1, 2013 and July 7, 2014. The approximately $48.8 million purchase price paid by us for these assets equaled 82% of (a) the original capital contributions of all of the members of Little Ajax II, minus (b) all cash distributions paid out to the members of Little Ajax II prior to the closing date of the acquisition of the interests, plus (c) an amount equal to all interest income received by Little Ajax II on its loans from the date of acquisition of the loan through the closing date, plus (d) an amount equal to all earned discount received by Little Ajax II on its loans from the date of acquisition of the loan through the closing date, plus (e) an amount equal to all accrued but unpaid interest on loans owned directly by Little Ajax II or in which Little Ajax II owned a participation interest that were not more than 60 days delinquent on a contractual basis, up to a maximum of 59 days of interest, minus (f) an amount equal to all servicing fees paid or owed to Little Ajax II in connection with its loans from the date of acquisition of the loan through the closing date.

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

In December 2014, we closed the Second Private Placement, which resulted in net proceeds to us of approximately $41.2 million. To date, we are using the proceeds of the Private Placements to purchase re-performing and non-performing loans, as described above. While we generally intend to hold our assets as long-term investments, we may sell certain of our investments in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of investment securities, if any, cannot be predicted with any certainty. Since we expect that our assets will generally be financed, we expect that a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization will be used to repay balances under our financing sources. On January 21, 2015, in order to satisfy the REIT requirement that we have at least 100 stockholders as of January 30, 2015, we sold 5,250 shares of common stock to affiliated persons at a price of $15.00 per share, the last price at which shares were sold to unaffiliated purchasers in the Second Private Placement in December 2014, for an aggregate purchase price of $0.1 million.

The Company completed its IPO in February 2015 in which we and selling stockholders sold an aggregate of 5,276,797 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We sold 3,976,464 shares of common stock and selling stockholders sold 1,300,333 shares of common stock, in each case, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We are using the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.

We have completed two securitizations through March 31, 2015. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet. We have used the proceeds from these securitizations to acquire additional re-performing and non-performing loans. On October 7, 2014, our operating partnership as seller entered into a securitization transaction pursuant to Rule 144A under the Securities Act of a pool of seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Ajax Mortgage Loan Trust 2014-A issued $61 million in securities consisting of approximately $45 million 4.00% Class A Notes due 2057, $8 million 5.19344% Class B-1 Notes due 2057, $8 million 5.19344% Class B-2 Notes due 2057 and a $20.4 million Trust Certificate. We have retained the Class B Notes. The Trust Certificate issued by the trust and the beneficial ownership of the trust are retained by Great Ajax Funding LLC as the depositor. The Class A Notes are senior, sequential pay, fixed rate notes. The Class B Notes are subordinate, sequential pay, fixed rate notes with Class B-2 Notes subordinate to the Class B-1 Notes. If the Class A Notes have not been redeemed by the payment date in September 2017 or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 Notes will be paid as principal to the Class A Notes on that date and each subsequent payment date until the Class A Notes are paid in full. After the Class A Notes are paid in full, the Class B-1 and Class B-2 Notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B Notes while the Class A Notes were outstanding. As the holder of the Trust Certificate, we are entitled to receive any remaining amounts in the trust after the Class A Notes and Class B Notes have been paid in full. The Class A Notes and Class B Notes are secured solely by mortgage loans of 2014-A and not by any of our other assets. The assets of 2014-A are the only source of repayment and interest on the Class A Notes and the Class B Notes. We do not guaranty any of the obligations of 2014-A under the terms of the agreement governing the notes or otherwise.

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

On November 25, 2014, we entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the operating partnership, as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller as purchaser, in accordance with the terms thereof. Pursuant to the Master Repurchase Agreement, or MRA, these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller (“REO Subsidiaries”) and certain other property of the Seller will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as Buyer, from time to time pursuant to one or more transactions, not exceeding $100 million, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity we have in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing at maturity. We have effective control over the assets associated with this agreement and therefore has concluded this is a financing arrangement. The facility termination date is November 24, 2015.

On May 13, 2015, the Company and Nomura Corporate Funding Americas, LLC amended the MRA to increase the transaction limit to $200 million.

As of March 31, 2015 and December 31, 2014, we had $15.1 million and $15.2 million outstanding under our repurchase agreement, respectively. The maximum balance outstanding during the quarter was $15.2 million. The following table sets forth data with respect to our repurchase agreements as of and for the three months ended March 31, 2015 and December 31, 2014 ($ in thousands):

	Three months ended March 31, 2015	Three months ended December 31, 2014
Balance at end of period	$15,052	$15,249
Maximum month-end balance outstanding during the period	$15,052	$15,249
Weighted average quarterly balance	$15,218	$4,475

The average balance outstanding of $4.5 million during the three months ended December 31, 2014 was due to the initial borrowing on the line of $15.2 million being outstanding for only 29 days of the quarter.

Gregory services these mortgage loans and the REO properties pursuant to the terms of a servicing agreement by and among the Servicer, the Seller, REO I and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as the Company’s servicing agreement with Gregory.” The operating partnership as Guarantor will provide to the Buyer a limited guaranty of certain losses incurred by the Buyer in connection with certain events and/or the Seller’s obligations under the MLPA, following the breach of certain covenants by the Seller or an REO Subsidiary related to their status as a special purpose entity, the occurrence of certain bad acts by the Seller Parties, the occurrence of certain insolvency events of the Seller or an REO Subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the Guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.

As of March 31, 2015, we do not have any credit facilities or other outstanding debt obligations other than the repurchase facility and secured borrowings.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

From inception through March 31, 2015, the Company aggregated a portfolio consisting primarily of 1,873 mortgage loans secured by single and one-to-four family residences with an aggregate UPB of $410.6 million, which includes one loan in which it holds a 40.5% beneficial interest through an equity method investee. The Company acquired the loans at an aggregate purchase price of $288.5 million. Re-performing loans represented $309.9 million UPB and $227.3 million purchase price and non-performing loans represented $100.7 million UPB and $61.2 million purchase price. The Company’s mortgage loans are mortgage loans secured by real estate. As such, the Company believes that the credit quality indicators for each of its mortgage loans are the timeliness of payments and the value of the underlying real estate. The Company categorizes mortgage loans as “re-performing” and as “non-performing.” The Company monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors. The Company conducts a similar assessment for non-performing loans and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

The following table presents certain characteristics about our mortgage loans at March 31, 2015:

	Year of Origination
Portfolio Characteristics:	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990
Number of loans	132	1,049	507	123	17
Current unpaid principal balance	$22,949,648	$274,843,864	$93,625,308	$9,578,439	$699,444
Loan Attributes:
Weighted average loan age (months)	53.8	97.9	127.7	212.1	335.6
Weighted average loan-to-value (as of 3/31/15)	87.7%	106.2%	78.9%	40.7%	14.2%
Current Performance:
30 days delinquent	14.0%	10.0%	13.1%	12.6%	6.6%
60 days delinquent	3.1%	3.1%	3.4%	3.9%	9.5%
90+ days delinquent	9.5%	20.4%	23.5%	34.6%	38.2%
Bankruptcy/foreclosure	6.7%	17.8%	17.9%	9.5%	12.3%

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

On May 4, 2015, the Company declared a dividend of $0.18 per share, to be paid on May 29, 2015, to stockholders of record as of May 15, 2015.

We believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements.

Off-Balance Sheet Arrangements

Other than the securitization trusts and equity method investments discussed elsewhere in this report, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2015 and December 31, 2014 is as follows:

March 31, 2015	Payments Due by Period
	Total	Less than 1 Year	1 − 3 Years	3 − 5 Years	More than 5 Years
	(in thousands)
Borrowings under repurchase agreement	$15,052	$15,052	$—	$—	$—
Interest on repurchase agreement	$452	$452	$—	$—	$—
Total	$15,504	$15,504	$—	$—	$—

December 31, 2014	Payments Due by Period
	Total	Less than 1 Year	1 − 3 Years	3 − 5 Years	More than 5 Years
	(in thousands)
Borrowings under repurchase agreement	$15,249	$15,249	$—	$—	$—
Interest on repurchase agreement	$610	$610	$—	$—	$—
Total	$15,859	$15,859	$—	$—	$—

At March 31, 2015, we had securitized borrowings with a balance of $83.0 million consisting of two tranches of $42.9 million and $40.0 million with contractual interest rates of 4.00% and 3.85%, respectively.

At December 31, 2014, we had securitized borrowings with a balance of $84.7 million consisting of two tranches of $44.0 million and $40.7 million with contractual interest rates of 4.00% and 3.85%, respectively. Our securitized borrowings are not included in the table above, as such borrowings are non-recourse to us and are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to our company and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. other information

Item 1. Legal Proceedings

Neither we nor any of our affiliates are the subject of any material legal or regulatory proceedings. We and our affiliates may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from these previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 21, 2015, we sold 5,250 shares to affiliated persons at a price of $15.00 per share, the last price at which shares were sold to unaffiliated purchasers in the Second Private Placement in December 2014, for an aggregate purchase price of  $78,750. The shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Upon our IPO in February 2015, John Condas was appointed as a new independent director of our board of directors. In connection with the appointment, we granted Mr. Condas 2,000 shares of common stock pursuant to our 2014 Director Equity Plan, which shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On March 12, 2015, we issued 17,214 shares of our common stock to the Manager in payment of half of its quarterly management fee for the fourth quarter of 2014. On April 28, 2015, we issued 26,087 shares of our common stock to the Manager in payment of half of its quarterly management fee for the first quarter of 2015. For periods prior to our IPO, as our common stock was neither traded on a securities exchange nor actively traded over-the-counter, the value of the management fee shares was the fair market value per share, as reasonably determined in good faith by our board of directors, which was $15.00 per share, the last price at which our common stock sold prior to the IPO. After our IPO, the management fee shares were and will be deemed to be the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock were and is paid. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2014 and the first quarter of 2015.

Use of Proceeds from Registered Securities

The Company completed its IPO in February 2015, in which we and selling stockholders sold an aggregate of 5,276,797 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We sold 3,976,464 shares of common stock and selling stockholders sold 1,300,333 shares of common stock, in each case, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. To date, we are using the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AJAX CORP.

Date: May 13, 2015	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Glenn J. Ohl
Glenn J. Ohl
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

___________

* Filed herewith.

** Furnished herewith.

