Form 10-Q
period 2015-06-30
Great Ajax Corp.
filed 2015-08-13
CIK 1614806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, 15,909,634 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding which includes 624,106 of operating partnership units that are redeemable on a one-for-one basis into shares of the registrant’s common stock.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except shares and per share data)

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and cash equivalents	$36,240	$53,099
Mortgage loans, net(1)	444,408	211,159
Property held-for-sale	9,018	1,316
Rental property, net	121	290
Receivable from servicer	3,538	1,340
Investment in affiliate	2,445	2,237
Prepaid expenses and other assets	6,068	3,317
Total Assets	$501,838	$272,758

LIABILITIES AND EQUITY
Liabilities:
Secured borrowings(1)	$116,349	$84,679
Borrowings under repurchase agreement	153,804	15,249
Management fee payable	441	258
Accrued expenses and other liabilities	2,794	1,292
Total liabilities	273,388	101,478
Commitments and contingencies – see Note 7
Equity:
Preferred stock $.01 par value; 25,000,000 shares authorized, none issued or outstanding	-	-
Common stock $.01 par value; 125,000,000 shares authorized, 15,253,998 shares at June 30, 2015 and 11,223,984 shares at December 31, 2014 issued and outstanding	152	112
Additional paid-in capital	211,361	158,951
Retained earnings	7,279	2,744
Equity attributable to common stockholders	218,792	161,807
Noncontrolling interests	9,658	9,473
Total equity	228,450	171,280
Total Liabilities and Equity	$501,838	$272,758

(1)	Mortgage loans includes $179,808 and $127,559 of loans at June 30, 2015 and December 31, 2014, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8—Debt.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except shares and per share data)

	Three months ended June 30, 2015	Six months ended June 30, 2015
INCOME
Loan interest income	$10,793	$17,677
Interest expense	(2,269)	(3,344)
Net interest income	8,524	14,333

Other income	232	446
Total income	8,756	14,779

EXPENSE
Related party expense – management fee	856	1,602
Related party expense – loan servicing fees	851	1,507
Loan transaction expense	729	989
Professional fees	356	741
Other expense	289	450
Total expense	3,081	5,289

Income before provision for income taxes	5,675	9,490
Provision for income taxes	16	16
Consolidated net income	5,659	9,474

Less: consolidated net income attributable to the non-controlling interest	223	398

Consolidated net income attributable to common stockholders	$5,436	$9,076

Basic earnings per common share	$0.36	$0.64

Diluted earnings per common share	$0.36	$0.64

Weighted average shares - basic	15,237,739	14,129,162

Weighted average shares - diluted	15,909,634	14,801,319

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

Six months ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$9,474
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	921
Non-cash interest income accretion	(11,850)
Loss on sale of property	9
Depreciation of property	1
Amortization of prepaid financing costs	435
Net change in operating assets and liabilities
Prepaid expenses and other assets	(3,186)
Receivable from servicer	(2,198)
Undistributed income from investment in affiliate	(275)
Accrued expenses and other liabilities	1,685
Net cash from operating activities	(4,984)
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of mortgage loans and related balances	(233,626)
Principal paydowns on mortgage loans	7,260
Purchase of property held-for-sale and related balances	(2,794)
Proceeds from sale of property held-for-sale	357
Distribution from affiliate	67
Renovations of rental property and property held for sale	(139)
Net cash from investing activities	(228,875)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase agreement	153,841
Proceeds from sale or issuance of secured notes	35,213
Repayments on repurchase agreement	(15,286)
Repayments on secured notes	(3,543)
Sale of common stock, net of offering costs	51,529
Distribution to non-controlling interest	(213)
Dividends paid on common stock	(4,541)
Net cash from financing activities	217,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,859)
CASH AND CASH EQUIVALENTS, beginning of period	53,099
CASH AND CASH EQUIVALENTS, end of period	$36,240
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,544
Cash paid for income taxes	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held for sale	$4,965
Transfer of rental property to property held for sale	$168
Issuance of common stock for management fees	$814

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$112	$158,951	$2,744	$161,807	$9,473	$171,280

Issuance of shares	40	51,489	-	51,529	-	51,529
Net income	-	-	9,076	9,076	398	9,474
Stock-based management fee expense	-	814	-	814	-	814
Stock-based compensation expense	-	107	-	107	-	107
Dividends and distributions	-	-	(4,541)	(4,541)	(213)	(4,754)
Balance at June 30, 2015	$152	$211,361	$7,279	$218, 792	$9,658	$228,450

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership, and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the operating partnership. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of the operating partnership that owns the equity interest in the Manager. The Company elected to treat Thetis TRS as a “taxable REIT subsidiary” (“TRS”) under the Code. In September 2014, the Company formed Great Ajax Funding LLC, a wholly owned subsidiary of the operating partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional securitizations. The Company generally securitizes its mortgage loans and retains subordinated securities from the securitizations. In November 2014, the Company formed AJX Mortgage Trust I, a wholly owned subsidiary of the operating partnership, in connection with a repurchase facility. In addition, the Company, through its operating partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned non-performing loans, as well as through outright purchases. On February 1, 2015, the Company formed GAJX Real Estate LLC, as a wholly owned subsidiary of the operating partnership, to own, maintain, improve and sell REO properties. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code.

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

On December 16, 2014, the Company closed an additional private placement (the “Second Private Placement”), pursuant to which it sold 2,725,326 shares of common stock and 156,000 OP Units. The purchase price per share was $15.00. The net proceeds from the private placement after deducting the placement fee and offering expenses paid by the Company, was approximately $41.2 million. The Company used the proceeds of the Original Private Placement and the Second Private Placement, referred to collectively as the Private Placements, to purchase re-performing and non-performing loans. The Company completed its initial public offering, or IPO, in February 2015 in which the Company and selling stockholders sold an aggregate of 5,276,797 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. The Company sold 3,976,464 shares of common stock and selling stockholders sold 1,300,333 shares of common stock, in each case, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters.  The Company used the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.

Basis of presentation and use of estimates

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the period ended December 31, 2014 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015.

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (“ U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

The consolidated financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements. Comparative income statement periods have been omitted as the Company had no operations prior to July 8, 2014.

All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The operating partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated balance sheet. As of June 30, 2015, the Company owned 96.1% of the outstanding OP Units and the remaining 3.9% of the OP Units were owned by an unaffiliated holder.

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

Note 2 — Summary of significant accounting policies

Cash and cash equivalents

Highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. The Company maintains cash and cash equivalents at insured banking institutions. Certain account balances exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Organizational expenses

Organizational expenses are expensed as incurred or when they become reimbursable. Organizational expenses consisted mainly of legal fees.

Offering costs

Costs associated with the Company’s completed offering of shares of common stock have been netted against, and are reflected as a reduction in additional paid-in capital.

Earnings per share

Basic earnings per share is computed by dividing consolidated net income attributable to common stockholders by the weighted average common stock outstanding during the period. The Company treats unvested restricted stock issued under its stock-based compensation plan, which are entitled to non-forfeitable dividends, as participating securities and applies the two-class method in calculating basic earnings per share. Diluted earnings per share is computed by dividing consolidated net income attributable to common stockholders by the weighted average common stock outstanding for the period plus other potentially dilutive securities, such as stock grants, shares that would be issued in the event that OP Units are redeemed for shares of common stock of the Company and shares issued in respect of the stock-based portion of the base fee payable to the Manager and directors’ fees.

Stock-based payments

The Management Agreement (as defined below) provides for the payment to the Manager of a management fee. The Company pays half of the management fee in cash, and half of the management fee in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act. Shares issued to the Manager are determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. Management fees paid in common stock are expensed in the quarter incurred and recorded in equity at quarter end.

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

Thetis TRS, GAJX Real Estate LLC and any other TRS that the Company forms, will be subject to U.S. federal and state income taxes. On January 13, 2015, the Company applied for a private letter ruling from the Internal Revenue Service that would allow it to exclude its proportionate share of gross income from the Manager if it held its interest in the Manager through the operating partnership. If the Company receives such a ruling, it expects that it will hold its interest in the Manager through the operating partnership, instead of through Thetis TRS; however, there is no assurance that such a ruling will be issued. Income taxes are provided for using the asset and liability method. A provision for income taxes of $16,400 was recorded for both the three- and six-month periods ended June 30, 2015. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more–likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have some degree of credit quality deterioration since origination and have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Re-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month fiscal quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month fiscal quarter. Under ASC 310-30, the Company estimates cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. The Company determines the excess of the loan pool’s contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, referred to as the non-accretable yield. The difference between expected cash flows and the purchase price (at acquisition) or the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the three-

and six-months ended June 30, 2015, the Company recognized no provision for loan loss. For the three- and six-months ended June 30, 2015, the Company accreted $10.8 million and $17.7 million, respectively, into interest income with respect to its loan portfolio. As of June 30, 2015, the Company’s loan portfolio had a UPB of $596.3 million and a carrying value of $444.4 million and at December 31, 2014, a UPB of $298.6 million and carrying value of $211.2 million, which excludes one loan in which it holds a 40.5% beneficial interest through an equity method investee.

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

Residential properties

Property is recorded at cost if purchased, or at fair value of the asset less estimated selling costs if obtained through foreclosure by the Company. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of cost or fair market value. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

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

Reclassifications

The December 31, 2014 amounts included in the delinquency table in Note 3 – Mortgage loans have been reclassified from delinquent to current to reflect a correction of an error in the presentation of the disclosure that is immaterial to the consolidated financial statements taken as a whole. Such reclassifications did not affect cash flows, net revenues, net income, total assets, total liabilities or total equity.

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

Note 3 — Mortgage loans

The following tables present information regarding the contractually required payments and the estimated cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield ($ in thousands):

	Three months ended		Six months ended		Period from inception to
	June 30, 2015		June 30, 2015		December 31, 2014
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$332,571	$31,827	$486,603	$65,675	$393,657	$257,790
Non-accretable yield	(132,557)	(18,598)	(198,704)	(38,317)	(173,502)	(184,096)
Expected cash flows to be collected	200,014	13,229	287,899	27,358	220,155	73,694
Accretable yield	(49,626)	(4,185)	(73,680)	(8,038)	(60,495)	(22,071)
Fair value at acquisition	$150,388	$9,044	$214,219	$19,320	$159,660	$51,623

Accretable yield	Three months ended		Six months ended		Period from inception to
	June 30, 2015		June 30, 2015		December 31, 2014
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$74,045	$22,604	$54,940	$20,686	$–	$–
Accretable yield additions	49,626	4,185	73,680	8,038	60,495	22,071
Accretion	(7,739)	(3,054)	(12,688)	(4,989)	(5,555)	(1,385)
Balance at end of period	$115,932	$23,735	$115,932	$23,735	$54,940	$20,686

During the three- and six-months ended June 30, 2015, the Company recognized $0.7 million and $1.0 million, respectively, for due diligence costs related to these and other transactions in loan transaction expense.

The following table sets forth the carrying value of its mortgage loans, and related UPB by delinquency status as of June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015			December 31, 2014
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	1,123	$209,046	$267,983	439	$72,727	$94,993
30	406	66,969	87,292	237	36,954	53,739
60	194	29,611	39,647	99	13,849	17,766
90	534	77,407	107,345	352	53,987	76,691
Foreclosure	362	61,375	94,021	212	33,642	55,384
Mortgage loans	2,619	$444,408	$596,288	1,339	$211,159	$298,573

These balances do not include one loan in which we hold a 40.5% beneficial interest through an equity method investee.

As of June 30, 2015, the Company held 34 residential properties with a carrying value of $5.1 million that had been foreclosed.

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

Note 4 — Real estate assets, net

Real estate held for use

As of June 30, 2015, the Company had two REO properties having an aggregate carrying value of $0.1 million held for use as rentals. Both of these properties had been rented.

Real estate held-for-sale

As of June 30, 2015, the Company classified 54 REO properties having an aggregate carrying value of $9.0 million as real estate held for sale as they do not meet its residential rental property investment criteria.

Dispositions

During the three-months ended June 30, 2015, the Company disposed of two held-for-sale residential properties and recognized a loss of $7,000. During the six-months ended June 30, 2015, the Company disposed of three held-for-sale residential properties and recognized a loss of $9,000.

Note 5 — Fair value of financial instruments

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2015	Carrying Value	Quoted prices in active markers	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans	$444,408	—	—	$501,369
Not recognized on consolidated balance sheet at fair value (liabilities)
Borrowings under repurchase agreement	153,804	—	$153,804	—
Secured borrowings	116,349	—	116,349	—

		Level 1	Level 2	Level 3
December 31, 2014	Carrying Value	Quoted prices in active markers	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans	$211,159	—	—	$235,623
Not recognized on consolidated balance sheet at fair value (liabilities)
Borrowings under repurchase agreement	15,249	—	$15,249	—
Secured borrowings	84,679	—	84,679	—

The Company has not transferred any assets from one level to another level during the three or six months ended June 30, 2015.

The carrying values of its cash and cash equivalents, related party receivables, accounts payable and accrued liabilities, related party payables and investments in the Manager and affiliate are equal to or approximate fair value. Property held-for-sale is measured at cost at acquisition and subsequently measured at the lower of cost or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent BPO, or management’s judgment as to the selling price of similar properties. No properties held-for-sale were measured at fair value at June 30, 2015.

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to real estate owned is estimated using BPOs.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans are the same as those used to calculate the acquisition price, including discount rates and loan resolution timelines. Significant changes to any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of the Company’s mortgage loans as of June 30, 2015:

Input	Range of Values
Equity discount rate – Re-performing loans	8% - 14%
Equity discount rate – Non-performing loans	10% - 18%
Cost of debt	4.25%
Loan resolution timelines – Re-performing loans (in years)	4 - 7
Loan resolution timelines – Non-performing loans (in years)	1.4 - 4

Note 6 — Unconsolidated affiliates

On December 5, 2014, the Company acquired a 40.5% interest in GA-E 2014-12, a Delaware trust, for $2.2 million. GA-E 2014-12 holds an economic interest in a single small-balance commercial loan secured by a commercial property in Portland, Oregon. At December 31, 2014, GA-E 2014-12 had a basis in the loan of $5.4 million. At June 30, 2015, GA-E 2014-12 had a basis in the loan of $5.6 million, and net income of $0.2 million for the three months ended, and $0.4 million for the six months ended June 30, 2015, of which 40.5% is the Company’s share. The Company accounts for this investment using the equity method.

Upon the closing of the Original Private Placement, the Company received a 19.8% equity interest in Thetis. At December 31, 2014, Thetis had total assets of $2.2 million and liabilities of $0.2 million. At June 30, 2015, Thetis had total assets of $2.8 million, liabilities of $0.3 million, and net income of $0.3 million for the three months ended, and $0.5 million for the six months ended June 30, 2015, of which 19.8% is the Company’s share. The Company accounts for its investment in Thetis using the equity method. Thetis is a privately held company and there is no public market for its securities.

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

At June 30, 2015, we had commitments to purchase 158 re-performing mortgage loans secured by single and one-to-four family residences with aggregate UPB of $46.8 million and an estimated purchase price of $36.0 million.

Litigation, claims and assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2015, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt

Repurchase agreement

On November 25, 2014, the Company entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. The facility was amended on May 13, 2015 to increase the transaction limit. These mortgage loans will generally be sold from time to time by the operating partnership as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to the Master Repurchase Agreement (the “MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as Buyer, from time to time, pursuant to one or more transactions, not exceeding $200 million, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by the Company to repay the borrowing at maturity. The Company has effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility termination date is November 24, 2015.

Gregory services these mortgage loans and the REO properties pursuant to the terms of a servicing agreement by and among the Servicer, the Seller, REO I and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as the Company’s servicing agreement described under Note 9 — Related Party Transactions. The operating partnership as Guarantor will provide to the Buyer a limited guaranty of certain losses incurred by the Buyer in connection with certain events and/or the Seller’s obligations under the MLPA, following the breach of certain covenants by the Seller or an REO Subsidiary related to their status as a special purpose entity, the occurrence of certain bad acts by the Seller Parties, the occurrence of certain insolvency events of the Seller or an REO Subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the Guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller. While the Guaranty establishes a master netting arrangement, the arrangement does not meet the criteria for offsetting. The amount outstanding on the Company’s repurchase facility and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s balance sheets at June 30, 2015 and December 31, 2014. The following table sets forth the details of the repurchase agreement ($ in thousands):

		June 30, 2015			December 31, 2014
Maturity Date	Maximum borrowing capacity	Amount outstanding	Carrying value of collateral	Interest rate	Amount outstanding	Carrying value of collateral	Interest rate
November 24, 2015	$200,000	$153,804	$241,689	4.00%	$15,249	$23,460	4.00%

Secured borrowings

From the commencement of operations to June 30, 2015, the Company has completed three securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are variable interest entities (“VIEs”). The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s securitizations are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of the Company’s three securitizations, the Company has retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates as of June 30, 2015:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A/ October 2014	Class A notes due 2057(1)	$45 million	4.00%
	Class B-1 notes due 2057(2)	$8 million	5.19%
	Class B-2 notes due 2057(2)	$8 million	5.19%
	Trust certificates(3)	$20.4 million	–

Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054(1)	$41.2 million	3.85%
	Class B-1 notes due 2054(2)	$13.7 million	5.25%
	Class B-2 notes due 2054(2)	$13.7 million	5.25%
	Trust certificates(3)	$22.9 million	–

Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054(1)	$35.6 million	3.88%
	Class B-1 notes due 2054(2)	$8.7 million	5.25%
	Class B-2 notes due 2054(2)	$8.7 million	5.25%
	Trust certificates(3)	$22.8 million	–

(1)	The Class A notes are senior, sequential pay, fixed rate notes.

(2)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.

(3)	The trust certificate issued by the trust and the beneficial ownership of the trust are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificate, we are entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

Servicing for the mortgage loans in 2014-A, 2014-B and 2015-A is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for re-performing loans and 1.25% annually of UPB for non-performing loans, and is paid monthly by us. The following table sets forth the status of the 2014-A, 2014-B and 2015-A notes held by others at the securitization cutoff date, at December 31, 2014 and at June 30, 2015 ($ in thousands):

	Balances at June 30, 2015		Balances at December 31, 2014		Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance	Carrying value of mortgages	Bond principal balance	Mortgage UPB	Bond principal balance
2014-A	$58,313	$41,681	$58,905	$44,016	$81,405	$45,000
2014-B	68,379	39,344	68,654	40,663	91,535	41,191
2015-A	53,116	35,324	—	—	75,835	35,643
	$179,808	$116,349	$127,559	$84,679	$248,775	$121,834

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.  Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Note 9 — Related party transactions

Our consolidated statement of income included the following significant related party transactions ($ in thousands):

	Three months ended June 30, 2015			Six months ended June 30, 2015
	Amount	Counterparty	Consolidated Statement of Income location	Amount	Counterparty	Consolidated Statement of Income location
Management fee	$856	Thetis	Related party expense – management fee	$1,602	Thetis	Related party expense – management fee
Loan servicing fees	851	Gregory	Related party expense – loan servicing fees	1,507	Gregory	Related party expense – loan servicing fees
Due diligence and related loan acquisition costs	1	Gregory	Loan transaction expense	19	Gregory	Loan transaction expense
Expense reimbursements	-	Aspen Yo	Professional fees	3	Aspen Yo	Professional fees

Management Agreement

On July 8, 2014, the Company entered into a 15-year management agreement (the “Management Agreement”) with the Manager. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s board of directors. Among other services, the Manager, directly or through Aspen affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees and does not expect to have any employees in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Company’s Servicer.

Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the Manager.

The Base Management Fee equals 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means: (a) the sum of (i) the net proceeds from any issuances of common stock or other equity securities issued by the Company or the operating partnership (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) the Company’s and the operating partnership’s (without double counting) retained earnings calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that the Company or the operating partnership pays to repurchase shares of common stock or OP Units since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in the Company’s financial statements prepared in accordance with U.S. GAAP, and (C) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s consolidated financial statements. 50% of the base management fee is payable in shares of the Company’s common stock so long as the ownership of such additional number of shares by the Manager would not violate the 9.8% stock ownership limit set forth in the Company’s charter, and the balance is payable in cash. The common stock will be determined using the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received by it.

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

Servicing fees range from 0.65% to 1.25% annually of UPB (or the fair market value or purchase price of REO the Company owns or acquires), and are paid monthly. The total fees incurred by us for these services depend upon the UPB and type of mortgage loans that Gregory services pursuant to the terms of the servicing agreement. The fees are determined based on the loan’s status at acquisition and do not change if a performing loan becomes non-performing or vice versa.

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

Note 10 — Stock-based payments and director fees

Pursuant to the terms of the Management Agreement, the Company pays 50% of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. The Company paid the Manager a base fee for the quarter ended June 30, 2015 of $0.9 million of which the Company paid half, or $0.4 million, in 29,790 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in a private placement transaction on July 28, 2015.

In addition, each of the Company’s independent directors receives an annual retainer of $50,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash. The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts):

Management fees and director fees

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	29,790	$441	55,877	$814
Independent director fees	1,740	25	3,488	50
	31,530	$466	59,365	$864

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

The following table sets forth the activity in its restricted stock plan ($ in thousands, except share and per share amounts):

Restricted Stock

	Number of shares	Per share value	Total cost of grant	Grant expense recognized for the three months ended June 30, 2015	Grant expense recognized for the six months ended June 30, 2015
July 8, 2014, Directors’ Grants(1)	6,000	$15.00	$90	$23	$45
February 19, 2015 Director Grant(1)	2,000	14.25	29	7	12
	8,000		$119	$30	$57

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

For the three- and six-months ended June 30, 2015, the Company’s taxable income was $3.6 million and $5.2 million, respectively. The Company recorded $16,400 of income tax expense for both the three- and six-months ended June 30, 2015 and the Company recognized no deferred income tax assets or liabilities on its consolidated balance sheet at June 30, 2015 or December 31, 2014 due to immateriality. The Company also recorded no interest or penalties for the three- or six- month periods ended June 30, 2015.

The Company’s 2014 U.S. federal, state and local tax returns remain open for examination. The Company has concluded that it had no uncertain tax positions for its 2014 tax year.

Note 12 — Earnings per share

The following table sets forth the components of basic and diluted earnings per share ($ in thousands, except share and per share amounts):

	Three months ended June 30, 2015			Six months ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Income attributable to common stockholders	$5,436	15,237,739		9,076	14,129,162
Allocation of earnings to participating restricted shares	(17)			(31)
Income attributable to unrestricted common stockholders	$5,419	15,237,739	$0.36	$9,045	14,129,162	$0.64

Effect of dilutive securities
Operating partnership units	223	624,106		398	624,106
Restricted stock grants and Manager and director fee shares	17	47,789		31	48,051

Diluted EPS
Income attributable to common stockholders and dilutive securities	$5,659	15,909,634	$0.36	$9,474	14,801,319	$0.64

Note 13 — Subsequent events

Dividend Declaration

On August 3, 2015, the Company declared a dividend of $0.22 per share, to be paid on August 28, 2015, to stockholders of record as of August 14, 2015.

Management Fees

On July 28, 2015, we issued 29,790 shares of our common stock to the Manager in payment of 50% of the management fee due for the second quarter of 2015 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the second quarter of 2015.

Directors’ Retainer

On July 28, 2015, we issued each of Jonathan Bradford Handley, Jr., Daniel Hoffman, J. Kirk Ogren Jr. and John Condas 435 shares of our common stock in payment of half of their quarterly director fees for the second quarter of 2015.

Securitization

On July 2, 2015, we closed on our fourth securitization. An aggregate of $87.2 million of senior securities and $15.9 million of subordinated securities were issued in private offerings to institutional investors with respect to $158.5 million UPB of mortgage loans.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim Consolidated Financial Statements and related notes included in Item 1. Consolidated Interim Financial Statements of this report and in Item 8. Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K, as well as the sections entitled “Risk Factors” in Item 1A. of our most recent Annual Report on Form 10-K and Part II, Item 1A. of this report, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K.

Overview

Great Ajax Corp. is a Maryland corporation that focuses primarily on acquiring, investing in and managing a portfolio of re-performing and non-performing mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. We also invest in loans secured by multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The multi-family and commercial mixed-use properties generally will have loan values of up to approximately $5 million. We refer to these as “smaller commercial properties.” On July 8, 2014, we closed a private offering of shares of our common stock and limited partnership units of our operating partnership, or OP Units. On August 1, 2014, we closed the sale of additional shares of our common stock and OP Units pursuant to the exercise of the additional allotment option we granted to the initial purchaser and placement agent in connection with the July placement and we refer to these closings as the Original Private Placement. The Original Private Placement resulted in net proceeds to us of approximately $128.4 million. We commenced operations on July 8, 2014. In December 2014, we closed an additional private placement, or the Second Private Placement, of shares of our common stock and OP Units, which resulted in net proceeds to us of approximately $41.2 million. We completed our IPO in February 2015, in which we and selling stockholders sold an aggregate of 5,276,797 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We sold 3,976,464 shares of common stock and selling stockholders sold 1,300,333 shares of common stock, in each case, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We used the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.

We are externally managed by Thetis Asset Management LLC, an affiliated entity. We own a 19.8% interest in the Manager. Our mortgage loans and other real estate assets are serviced by Gregory Funding LLC, an affiliated entity. We conduct substantially all of our business through our operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership, and its subsidiaries. We, through a wholly owned subsidiary, are the general partner of our operating partnership. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of the operating partnership that owns the equity interest in the Manager. We elected to treat Thetis TRS as a TRS under the Code. In January 2015, we applied for a private letter ruling from the Internal Revenue Service that would permit us to hold our interest in the Manager through the operating partnership. In September 2014, we formed Great Ajax Funding LLC, a wholly owned subsidiary of the operating partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional securitizations. In November 2014, we formed AJX Mortgage Trust I, a wholly owned subsidiary of the operating partnership, in connection with a repurchase agreement. On February 1, 2015, we formed GAJX Real Estate LLC, as a wholly owned subsidiary of the operating partnership, to own, maintain, improve and sell REO purchased by us. We have elected to treat GAJX Real Estate LLC as a TRS under the Code.

We expect to qualify and have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code, and that our current intended manner of operation will enable us to meet the requirements for taxation as a REIT for U.S. federal income tax purposes.

Recent Developments

Through June 30, 2015, we have acquired mortgage loans and other mortgage related assets with an aggregate unpaid principal balance, or UPB, of $598.9 million, which includes one loan in which we hold a 40.5% beneficial interest through an equity method investee. During July 2015, we completed the acquisition of 158 re-performing mortgage loans secured by single and one-to-four family residences with aggregate UPB of $46.8 million. The loans were acquired at 77.0% of UPB and the estimated market value of the underlying collateral is $60.5 million. The purchase price equaled 59.6% of the estimated market value of the underlying collateral.

Market Trends and Outlook

The U.S. Federal Reserve estimates that as of March 31, 2015, there was approximately $9.9 trillion of mortgage loans outstanding on U.S. one-to-four family residential properties and approximately $1.02 trillion of mortgage loans outstanding on U.S. multi-family residential properties.

While housing starts increased in 2014 over 2013, the number of building permits issued in the first quarter of 2015 indicates that starts may be leveling off for single-family homes (a decrease of 2.5% compared to the fourth quarter of 2014). Construction starts on single-family homes were down 8% from the previous quarter and up 6% from the first quarter of 2014, they remain significantly below historical levels. In addition to the leveling of housing starts, a persistent price gap exists between newly built homes and existing homes with sales of existing homes showing improvements while sales of new homes continued to lag in the first quarter of 2015. While new homes are almost always more expensive, on average, than their older comparables, that gap has widened since the last recession. Furthermore, the U.S. Department of Housing and Urban Development, or HUD, has noted that the listed inventories of new and of existing homes at the end of the first quarter 2015 would support 5.1 months and 4.6 months, respectively, of sales at the current sales pace, while historical average supply of homes on the market is 6.0 months. The Mortgage Bankers Association estimates that total one-to-four family mortgage loan originations (including both purchase and refinance transactions) will increase from $1.4 trillion in 2015 to $1.3 trillion in 2016.

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

We expect the availability of pools of re-performing and non-performing loans, properties in foreclosure and REO to increase and remain elevated over the next several years. The single family mortgage delinquency rate at December 31, 2014 is 6.71%, according to the Federal Reserve Board. Overall housing values have rebounded since 2012; however, CoreLogic®, a leading global property information, analytics and data-enabled services provider, has reported that approximately 5.4 million homes, or 10.8% of all residential properties with a mortgage, were in a negative position as of the end of the fourth quarter 2014. Negative equity, often referred to as “underwater” or “upside down,” means that borrowers owe more on their mortgages than their homes are worth. Negative equity can occur because of a decline in value, an increase in mortgage debt or a combination of both. For the homes in negative equity status, the national aggregate value of negative equity was $349 billion at the end of the fourth quarter of 2014, up $7 billion from approximately $342 billion at the end of the third quarter 2014. In addition, Corelogic® reports that of the 49.9 million residential properties with equity, approximately 10 million have less than 20% equity. Borrowers with less than 20% equity, referred to as “under-equitied,” may have a more difficult time refinancing their existing home or obtaining new financing to sell and buy another home due to underwriting constraints. Under-equitied mortgages accounted for 20% of all residential properties with a mortgage nationwide in the fourth quarter of 2014, with more than 1.4 million residential properties at less than 5% equity, referred to as near-negative equity. Properties that are near-negative equity are considered at risk if home prices fall. Further, a portion of the 800,000 borrowers with low interest rates under the HAMP for the past five years will begin seeing mortgage payment increases in 2014. Generally, their interest rates will increase by one percentage point each year until their rate equals the average 30-year, fixed-rate mortgage rate at the time of modification. 11% of HAMP borrowers have already missed at least one payment, and we believe that wages and home prices have not improved enough for many of these borrowers to afford the monthly payment increase. In June, September and November 2014 and July 2015, the FHA held note sales under the Distressed Asset Stabilization Program of 2014, or DASP, as part of a broad effort by the FHA to decrease losses and market and sell non-performing loans in bulk. Further such sales are expected. In addition, in July 2014 and February, March, April and May of 2015, Freddie Mac sold $659 million, $392 million, $1,038 million, $267 million and $624 million respectively, of non-performing loans, and in April 2015 Fannie Mae sold $762 million of non-performing loans. Fannie Mae and Freddie Mac have indicated that they will have ongoing non-performing loan sales programs.

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

Financing. Our ability to grow our business by acquiring re-performing and non-performing loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet. In October 2014, November 2014 and May 7, 2015, we completed securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. In November 2014, we entered into a repurchase financing facility under which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. We describe the securitizations and the repurchase financing facility below under “—Liquidity and Capital Resources.” To the extent appropriate at the relevant time, our financing sources may also include bank credit facilities, warehouse lines of credit, structured financing arrangements and additional repurchase agreements, among others. See “—Liquidity and Capital Resources.” We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions.

To qualify as a REIT under the Code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Resolution Methodologies. We, through the Servicer, or our affiliates, employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a non-performing loan is resolved will affect the amount and timing of revenue we will receive. Our preferred resolution methodology is to modify non-performing loans. Once successfully modified and there is a period of continued performance, we expect that borrowers will typically refinance these loans either with other lenders or by the Servicer at or near the estimated value of the underlying property. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these modified loans. Though we do not actively seek to acquire REO or rental properties, through historical experience, we expect that many of our non-performing residential mortgage loans will enter into foreclosure or similar proceedings, ultimately becoming REO that we can convert into single-family rental properties that we believe will generate long-term returns for our stockholders. REO property can be converted into single-family rental properties or they may be sold through REO liquidation and short sale processes. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 48 months or longer from the loan acquisition date. The exact nature of resolution will depend on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we intend to dispose of any asset that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS prior to marketing the asset for sale.

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

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have some degree of credit quality deterioration since origination and have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Re-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month fiscal quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month fiscal quarter. Under ASC 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. We determine the excess of the loan pool’s contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, referred to as the non-accretable yield. The difference between expected cash flows and the purchase price (at acquisition) or the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the three- and six-months ended June 30, 2015, we recognized no provision for loan loss. For the three- and six-months ended June 30, 2015, we accreted $10.8 million and $17.7 million, respectively, into interest income with respect to our loan portfolio. As of June 30, 2015, our loan portfolio had a UPB of $596.3 million and a carrying value of $444.4 million, and at December 31, 2014, a UPB of $298.6, million and carrying value of $211.2 million, which excludes one loan in which we hold a 40.5% beneficial interest through an equity method investee.

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

Residential properties. Property is recorded at cost if purchased, or at fair value of the asset less estimated selling costs if obtained through foreclosure by us. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of cost or fair market value. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

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

Thetis TRS, GAJX Real Estate LLC and any other TRS that we form, will be subject to U.S. federal and state income taxes. On January 13, 2015 we applied for a private letter ruling from the Internal Revenue Service that would allow us to exclude our proportionate share of gross income from the Manager if we held our interest in the

Manager through our operating partnership. If we receive such a ruling, we expect that we will hold our interest in the Manager through our operating partnership, instead of through Thetis TRS; however, there is no assurance that such a ruling will be issued. Income taxes are provided for using the asset and liability method. A provision for income taxes of $16,400 was recorded for both the three- and six-month periods ended June 30, 2015. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Recent Accounting Pronouncements

Refer to the notes to our interim consolidated financial statements for a description of relevant recent accounting pronouncements.

Results of Operations for the three- and six-months ended June 30, 2015

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

As we commenced operations on July 8, 2014, a comparison of the results of operations for the three and six months ended June 30, 2015 and the corresponding periods ended June 30, 2014 is not available.

During the three- and six- months ended June 30, 2015, we acquired 827 and 1,337 mortgage loans, respectively, secured by single and one-to-four family residences with an aggregate UPB of $204.6 million and $306.7 million, respectively. The aggregate purchase price for the mortgage loans was $159.4 million and $233.5 million, respectively. During the three months ended June 30, 2015, re-performing loans represented $188.9 million UPB and $150.4 million purchase price and non-performing loans represented $15.7 million UPB and $9.0 million purchase price. During the six months ended June 30, 2015, re-performing loans represented $274.9 million UPB and $213.8 million purchase price and non-performing loans represented $31.8 million UPB and $19.6 million purchase price. For the three months ended June 30, 2015, the purchase price for re-performing loans and non-performing loans equaled 66.3% and 58.9%, respectively, of the estimated market value of the underlying collateral. For the six months ended June 30, 2015, the purchase price as a percent of the underlying collateral for re-performing loans and non-performing loans was 65.0% and 52.4%, respectively. Mortgage loans purchased in the three months ended June 30, 2015 were on our balance sheet for a weighted average of 41.7 days, and 65.6 days for the six months ended June 30, 2015. During the three months ended June 30, 2015, we also purchased one REO property for $0.1 million, which was 63.1% of the estimated market value. During the six months ended June 30, 2015, we purchased 12 REO properties for $2.7 million, which was 64.7% of the estimated market value. Our average daily carrying values for RPLs and NPLs were $283.1 million and $72.7 million, respectively, during the three months ended June 30, 2015.

From inception through June 30, 2015, we aggregated a portfolio consisting primarily of 2,700 mortgage loans secured by single and one-to-four family residences with an aggregate UPB of $615.1 million, which includes one loan in which we hold a 40.5% beneficial interest through an equity method investee. We acquired the loans at an aggregate purchase price of $447.9 million. Re-performing loans represented $498.8 million UPB and a $377.7 million purchase price and non-performing loans represented $116.3 million UPB and a $70.2 million purchase price. The purchase price for re-performing loans and non-performing loans equaled 67.3% and 57.4%, respectively, of the estimated market value of the underlying collateral. The Company also purchased 12 REO properties at an average price to estimated market of 64.7%. The results of operations for the period presented below may not be indicative of our expected results in future periods.

As of June 30, 2015, our portfolio of mortgage-related assets consisted of the following:

Portfolio as of June 30, 2015(1)

No. of Loans	2,620
Total UPB	$598,908,668
Interest-Bearing Balance	$562,294,615
Deferred Balance(2)	$36,614,053
Market Value of Collateral(3)	$663,588,960
Price/Total UPB(3)	73.4%
Price/Market Value of Collateral	66.4%
Weighted Average Coupon(4)	4.64%
Weighted Average LTV(5)	106%
Remaining Term (as of 6/30/2015)	316.2
No. of first liens	2,597
No. of second liens	23
No. of Rental Properties	2
Market Value of Rental Properties	$144,900
Capital Invested	$122,199
Price/Market Value of Rental
Properties	84.3%
Gross Rent/Month	$1,950
No. of Other REO	54
Market Value of Other REO	$11,377,800

(1)	Information reflects one loan in which we hold a 40.5% beneficial interest through an equity method investee and two loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.

(2)	Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.

(3)	As of date of acquisition.

(4)	Our loan portfolio consists of fixed rate (47.6% of UPB), ARM (20.2% of UPB) and Hybrid ARM (32.2% of UPB) mortgage loans with original terms to maturity of not more than 40 years.

(5)	UPB as of June 30, 2015 divided by market value of collateral as of date of acquisition.

As of June 30, 2015, 42 mortgage loans, representing 1.3% of our ending UPB, had been repaid.

We closely monitor the status of our mortgage loans through our Servicer, as it works with our borrowers to improve their payment records. We have not experienced material write downs or impairments on the mortgage loans purchased since commencement of operations in July 2014. As of June 30, 2015, of the 2,620 loans in our portfolio, 80.3% were re-performing loans and 19.7% were non-performing loans. The following chart shows the percentages of our portfolio, based on UPB, represented by non-performing loans and re-performing loans at June 30, 2015.

Loan Portfolio as of June 30, 2015

The following table sets forth the years in which our mortgage loans were originated based upon UPB:

Mortgage Loan Origination at June 30, 2015

Years of Origination	Percentage of UPB
Prior to 1990	0.2%
1990 – 2000	1.8%
2001 – 2005	21.7%
2006 – 2008	71.2%
After 2008	5.1%

The following table identifies the mortgage loans by state, number of loans, loan value and collateral value and percentages thereof for the assets acquired through June 30, 2015 identified above:

Loans by State as of June 30, 2015

State	Loan Count	UPB ($)	% of UPB	Collateral Value(1)	% of Collateral Value
CA	373	139,599,557	23.3%	160,126,587	24.1%
FL	427	94,598,302	15.8%	91,185,064	13.7%
NY	186	62,443,900	10.4%	83,287,700	12.5%
NJ	163	45,688,551	7.6%	45,025,184	6.8%
MD	123	33,208,960	5.5%	34,665,329	5.2%
IL	122	25,114,455	4.2%	23,474,200	3.5%
MA	75	20,986,104	3.5%	22,957,100	3.5%
TX	154	17,296,919	2.9%	24,424,974	3.7%
GA	103	14,969,394	2.5%	14,577,600	2.2%
AZ	64	13,835,986	2.3%	12,760,589	1.9%
VA	60	12,480,083	2.1%	13,763,130	2.1%
OR	33	10,221,496	1.7%	13,172,000	2.0%
PA	97	9,339,346	1.6%	11,915,300	1.8%
NC	69	8,949,493	1.5%	10,129,800	1.5%
WA	36	8,398,752	1.4%	9,128,400	1.4%
MI	47	7,266,833	1.2%	7,933,960	1.2%
OH	59	7,078,609	1.2%	7,252,918	1.1%
NV	27	6,414,234	1.1%	6,291,250	0.9%
CO	26	6,263,325	1.0%	7,553,464	1.1%
CT	28	5,932,541	1.0%	6,361,020	1.0%
UT	25	4,662,836	0.8%	5,214,700	0.8%
SC	36	4,310,518	0.7%	4,343,958	0.7%
AL	22	3,856,850	0.6%	3,632,410	0.5%
TN	35	3,485,758	0.6%	3,985,400	0.6%
State	Loan Count	UPB ($)	% of UPB	Collateral Value (1)	% of Collateral Value
MO	22	3,172,832	0.5%	3,312,000	0.5%
LA	22	3,050,883	0.5%	3,366,593	0.5%
IN	32	2,933,667	0.5%	3,393,655	0.5%
MN	17	2,856,319	0.5%	3,535,800	0.5%
RI.	12	2,582,325	0.4%	2,921,275	0.4%
WI	17	2,419,764	0.4%	2,468,550	0.4%
HI	7	1,961,420	0.3%	3,453,500	0.5%
NM	7	1,721,861	0.3%	2,475,300	0.4%
DE	8	1,514,610	0.3%	2,450,000	0.4%
MS	12	1,337,402	0.2%	1,490,550	0.2%
KY	12	1,275,565	0.2%	1,477,500	0.2%
DC	5	1,190,274	0.2%	2,327,000	0.4%
NH	4	1,067,981	0.2%	1,405,900	0.2%
ME	5	809,308	0.1%	733,900	0.1%
OK	10	781,286	0.1%	898,500	0.1%
ID	6	670,631	0.1%	1,104,500	0.2%
AR	7	598,967	0.1%	697,600	0.1%
IA	7	562,231	0.1%	614,400	0.1%
KS	5	454,043	0.1%	461,500	0.1%
WV	5	427,645	0.1%	400,000	0.1%
SD	2	359,038	0.1%	445,900	0.1%
PR	2	358,345	0.1%	520,000	0.1%
NE	3	264,716	0.0%	258,000	0.0%
MT	1	134,753	0.0%	215,000	0.0%
Total	2 2,620	598,908,668		663,588,960	100.0%

* Information reflects two loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.

** Information reflects one loan in which we hold a 40.5% beneficial interest through an equity method investee.

(1) As of date of acquisition.

Income

For the three months ended June 30, 2015, our net interest income was $8.5 million, our consolidated net income was $5.7 million, and diluted earnings per share was $0.36. For the six months ended June 30, 2015, our net interest income was $14.3 million, our consolidated net income was $9.5 million, and diluted earnings per share was $0.64. Our primary source of income is interest earned on our loan portfolio. Other income primarily consists of the equity earnings of affiliates, including our Manager. Our operating income for the three- and six-months ended June 30, 2015 included $7.6 million and $11.9 million of non-cash interest income accretion, respectively.

Management Fee

We pay a quarterly base management fee based on our stockholders’ equity and a quarterly incentive management fee based on our cash distributions to our stockholders. We paid the Manager a base fee for the quarter ended June 30, 2015 of $0.9 million of which we paid half, or $0.4 million, in 29,790 shares of our common stock. We paid the Manager a base fee for the six months ended June 30, 2014 of $1.6 million of which we paid half, or $0.8 million, in 55,877 shares of our common stock.

Net Book Value

Our net book value at June 30, 2015 and December 31, 2014 was $14.36 and $14.43, respectively, calculated by dividing equity by total adjusted shares outstanding, including OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership) and Manager and director shares not issued as of the date indicated.

	June 30, 2015	December 31, 2014
Outstanding shares	15,253,998	11,223,984
Adjustments for:
Operating partnership units	624,106	624,106
Manager and director shares earned but not issued as of the date indicated	31,530	18,465
Total adjusted shares outstanding	15,909,634	11,866,555

Loan Servicing Fee

Pursuant to the servicing agreement, we paid Gregory $0.9 million and $1.5 million for its servicing of our mortgage loan portfolio during the three- and six-months ended June 30, 2015, respectively.

Other Expenses

Other expenses incurred during the period include loan transaction expense, professional fees, directors’ fees, and other general and administrative expenses. For both the three- and six-month periods ended June 30, 2015, our loan transaction expense included approximately $0.3 million of additional due diligence expenses related to approximately 550 mortgage loans from new sellers which were excluded from our purchases since these loans did not meet our acquisition criteria or quality standards. For the three- and six-months ended June 30, 2015, other expenses, in aggregate, totaled approximately $1.4 million and $2.2 million, respectively.

Liquidity and Capital Resources

As of June 30, 2015, substantially all of our invested capital was in re-performing and non-performing loans. We also held approximately $36.2 million of cash and cash equivalents. Our average daily cash balance during the quarter was $43.6 million.

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

Cash flows from operating activities for the six months ended June 30, 2015 were negative $5.0 million resulting primarily from consolidated net income of $9.5 million offset by increases in accrued expenses and other operating activity of $2.6 million, and non-cash interest income accretion of $11.9 million.  For the six months ended June 30, 2015, cash flows from investing activities were negative $228.9 million, due to acquisitions of mortgage loans. Cash flows from financing activities for the six months ended June 30, 2015, were positive $217.0 million due to proceeds from our repurchase agreement of $153.8 million, proceeds from the sale of secured notes of $35.2 million and cash from our IPO of $51.5 million, offset by repayments on our repurchase agreement and secured notes of $18.8 million and dividends and distributions of $4.8 million.

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

The Company completed its IPO in February 2015 in which we and selling stockholders sold an aggregate of 5,276,797 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We sold 3,976,464 shares of common stock and selling stockholders sold 1,300,333 shares of common stock, in each case, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We used the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.

From the commencement of operations to June 30, 2015, the Company has completed three securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are variable interest entities (“VIEs”). The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our securitizations are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of our three securitizations the Company has retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates as of June 30, 2015:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A/ October 2014	Class A notes due 2057(1)	$45 million	4.00%
	Class B-1 notes due 2057(2)	$8 million	5.19%
	Class B-2 notes due 2057(2)	$8 million	5.19%
	Trust certificates(3)	$20.4 million	–

Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054(1)	$41.2 million	3.85%
	Class B-1 notes due 2054(2)	$13.7 million	5.25%
	Class B-2 notes due 2054(2)	$13.7 million	5.25%
	Trust certificates(3)	$22.9 million	–

Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054(1)	$35.6 million	3.88%
	Class B-1 notes due 2054(2)	$8.7 million	5.25%
	Class B-2 notes due 2054(2)	$8.7 million	5.25%
	Trust certificates(3)	$22.8 million	–

(1)	The Class A notes are senior, sequential pay, fixed rate notes.
(2)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.
(3)	The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

Servicing for the mortgage loans in 2014-A, 2014-B and 2015-A is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for re-performing loans and 1.25% annually of UPB for non-performing loans, and is paid monthly by us.

On November 25, 2014, we entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. The facility was amended on May 13, 2015 to increase the transaction limit. These mortgage loans will generally be sold from time to time by the operating partnership, as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller as purchaser, in accordance with the terms thereof. Pursuant to the Master Repurchase Agreement, or MRA, these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller (“REO Subsidiaries”) and certain other property of the Seller will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as Buyer, from time to time pursuant to one or more transactions, not exceeding $200 million, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity we have in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing at maturity. We have effective control over the assets associated with this agreement and therefore has concluded this is a financing arrangement. The facility termination date is November 24, 2015.

As of June 30, 2015 and December 31, 2014, we had $153.8 million and $15.2 million outstanding under our repurchase agreement, respectively. The maximum balance outstanding during both the three- and six-month periods ended June 30, 2015 was $153.8 million. The following table sets forth data with respect to our repurchase agreements as of and for the three- and six-months ended June 30, 2015 and the three months ended December 31, 2014 ($ in thousands):

	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended December 31, 2014
Balance at end of period	$153,804	$153,804	$15,249
Maximum month-end balance outstanding during the period	$153,804	$153,804	$15,249
Average balance	$85,464	$50,535	$4,475

The average balances of $85.5 million for the three months ended June 30, 2015 and $50.5 million for the six months ended June 30, were due to the increase in borrowing through the repurchase agreement during the second quarter, culminating in our balance at June 30, 2015 of $153.8 million. The average balance outstanding of $4.5 million during the three months ended December 31, 2014 was due to the initial borrowing on the line of $15.2 million outstanding for only 29 days of the quarter.

Gregory services these mortgage loans and the REO properties pursuant to the terms of a servicing agreement by and among the Servicer, the Seller, REO I and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as the Company’s servicing agreement with Gregory. The operating partnership as Guarantor will provide to the Buyer a limited guaranty of certain losses incurred by the Buyer in connection with certain events and/or the Seller’s obligations under the MLPA, following the breach of certain covenants by the Seller or an REO Subsidiary related to their status as a special purpose entity, the occurrence of certain bad acts by the Seller Parties, the occurrence of certain insolvency events of the Seller or an REO Subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the Guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.

As of June 30, 2015, we do not have any credit facilities or other outstanding debt obligations other than the repurchase facility and secured borrowings.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

From inception through June 30, 2015, the Company aggregated a portfolio consisting primarily of 2,700 mortgage loans secured by single and one-to-four family residences with an aggregate UPB of $615.1 million, which includes one loan in which we hold a 40.5% beneficial interest through an equity method investee. We acquired the loans at an aggregate purchase price of $447.9 million. Re-performing loans represented $498.8 million UPB and $377.7 million purchase price and non-performing loans represented $116.3 million UPB and $70.2 million purchase price. The Company’s mortgage loans are mortgage loans secured by real estate. As such, the Company believes that the credit quality indicators for each of its mortgage loans are the timeliness of payments and the value of the underlying real estate. The Company categorizes mortgage loans as “re-performing” and as “non-performing.” The Company monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors. The Company conducts a similar assessment for non-performing loans and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

The following table presents certain characteristics about our mortgage loans at June 30, 2015:

	Year of Origination
	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990
Portfolio Characteristics:
Number of loans	158	1,617	676	148	21
Current unpaid principal balance	$30,251	$426,473	$130,214	$11,036	$935
Loan Attributes:
Weighted average loan age (months)	54.3	100.5	130.1	213.5	464.3
Weighted average loan-to-value (as of 6/30/15)	94.6%	111.8%	91.6%	66.0%	35.0%
Delinquency Performance (as of 6/30/15):
30 days delinquent	8.3%	15.7%	11.9%	18.6%	10.7%
60 days delinquent	7.8%	6.4%	7.0%	5.8%	10.2%
90+ days delinquent	12.9%	17.9%	18.7%	22.8%	30.0%
Bankruptcy/foreclosure	11.5%	15.1%	18.0%	21.6%	20.7%

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

On August 3, 2015, the Company declared a dividend of $0.22 per share, to be paid on August 28, 2015, to stockholders of record as of August 14, 2015.

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

Contractual Obligations

A summary of our contractual obligations as of June 30, 2015 and December 31, 2014 is as follows:

June 30, 2015	Payments Due by Period
	Total	Less than 1 Year	1 − 3 Years	3 − 5 Years	More than 5 Years
	(in thousands)
Borrowings under repurchase agreement	$153,804	$153,804	$-	$-	$-
Interest on repurchase agreement	3,076	3,076	-	-	-
Total	$156,880	$156,880	$-	$-	$-

December 31, 2014	Payments Due by Period
	Total	Less than 1 Year	1 − 3 Years	3 − 5 Years	More than 5 Years
	(in thousands)
Borrowings under repurchase agreement	$15,249	$15,249	$-	$-	$-
Interest on repurchase agreement	610	610	-	-	-
Total	$15,859	$15,859	$-	$-	$-

At June 30, 2015, we had securitized borrowings with a balance of $116.3 million consisting of three tranches of $41.7 million, $39.3 million and $35.3 million with contractual interest rates of 4.00%, 3.85% and 3.875%, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 28, 2015, we issued 26,087 shares of our common stock to the Manager in payment of half of its quarterly management fee for the first quarter of 2015. On July 28, 2015, we issued 29,790 shares of our common stock to the Manager in payment of half of its quarterly management fee for the second quarter of 2015. After our IPO, the management fee shares were and will be deemed to be the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock were and is paid. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The management fee expense associated with these shares was recorded as an expense in the first and second quarters of 2015.

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

GREAT AJAX CORP.

Date: August 13, 2015	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Glenn J. Ohl
Glenn J. Ohl
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

