Form 10-Q
period 2015-09-30
Great Ajax Corp.
filed 2015-11-12
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015, 15,926,052 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding which includes 624,106 of operating partnership units that are redeemable on a one-for-one basis into shares of the registrant’s common stock.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except shares and per share data)

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Cash and cash equivalents	$28,507	$53,099
Mortgage loans, net(1)	510,594	211,159
Property held-for-sale	9,168	1,316
Rental property, net	121	290
Receivable from servicer	6,458	1,340
Investment in affiliate	2,532	2,237
Prepaid expenses and other assets	8,218	3,317
Total Assets	$565,598	$272,758

LIABILITIES AND EQUITY
Liabilities:
Secured borrowings(1)	$197,836	$84,679
Borrowings under repurchase agreement	130,798	15,249
Management fee payable	646	258
Accrued expenses and other liabilities	3,209	1,292
Total liabilities	332,489	101,478
Commitments and contingencies – see Note 7
Equity:
Preferred stock $.01 par value; 25,000,000 shares authorized, none issued or outstanding	-	-
Common stock $.01 par value; 125,000,000 shares authorized, 15,285,528 shares at September 30, 2015 and 11,223,984 shares at December 31, 2014 issued and outstanding	152	112
Additional paid-in capital	211,595	158,951
Retained earnings	11,530	2,744
Equity attributable to common stockholders	223,277	161,807
Noncontrolling interests	9,832	9,473
Total equity	233,109	171,280
Total Liabilities and Equity	$565,598	$272,758

(1)	Mortgage loans includes $291,314 and $127,559 of loans at September 30, 2015 and December 31, 2014, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8—Debt.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except shares and per share data)

	Three months ended September 30,	Period from commenced operations (July 8, 2014) to September 30,	Nine months ended September 30,	Period from inception (January 30, 2014) to September 30,
	2015	2014	2015	2014
INCOME

Loan interest income	$14,440	$2,266	$32,116	$2,266
Interest expense	(3,849)	-	(7,192)	-
Net interest income	10,591	2,266	24,924	2,266

Other income	217	25	663	25
Total income	10,808	2,291	25,587	2,291

EXPENSE
Related party expense – management fee	861	439	2,464	439
Related party expense – loan servicing fees	1,196	157	2,703	157
Loan transaction expense	310	129	1,299	129
Professional fees	278	200	1,019	200
Other expense	230	142	679	142
Total expense	2,875	1,067	8,164	1,067

Income before provision for income taxes	7,933	1,224	17,423	1,224
Provision for income taxes	8	-	24	-
Consolidated net income	7,925	1,224	17,399	1,224

Less: consolidated net income attributable to the non-controlling interest	311	228	709	228

Consolidated net income attributable to common stockholders	$7,614	$996	$16,690	$996

Basic earnings per common share	$0.50	$0.13	$1.15	$0.13

Diluted earnings per common share	$0.50	$0.13	$1.15	$0.13

Weighted average shares - basic	15,273,818	7,762,963	14,514,907	7,762,963

Weighted average shares - diluted	15,926,052	8,207,705	15,180,350	8,207,705

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2015	Period from inception (January 30, 2014) to September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$17,399	$1,224
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	1,155	260
Non-cash interest income accretion	(21,008)	(1,471)
Gain on sale of property	(131)	-
Depreciation of property	1	1
Amortization of prepaid financing costs	991	-
Net change in operating assets and liabilities
Prepaid expenses and other assets	(5,892)	(679)
Receivable from servicer	(5,118)	(722)
Undistributed income from investment in affiliate	(410)	(20)
Accrued expenses and other liabilities	2,305	2,822
Net cash from operating activities	(10,708)	1,415
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of mortgage loans and related balances	(300,379)	(104,394)
Principal paydowns on mortgage loans	16,440	782
Purchase of property held-for-sale and related balances	(2,888)	(124)
Purchase of rental property and related balances	-	(278)
Proceeds from sale of property held-for-sale	1,081	-
Distribution from affiliate	115	-
Renovations of rental property and property held for sale	(234)	-
Net cash from investing activities	(285,865)	(104,014)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase agreement	202,996	-
Proceeds from sale or issuance of secured notes	136,939	-
Repayments on repurchase agreement	(87,447)	-
Repayments on secured notes	(23,782)	-
Sale of common stock, net of offering costs	51,529	119,605
Sale of operating units of subsidiary	-	7,022
Distribution to non-controlling interest	(350)	(178)
Dividends paid on common stock	(7,904)	-
Net cash from financing activities	271,981	126,449
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,592)	23,850
CASH AND CASH EQUIVALENTS, beginning of period	53,099	-
CASH AND CASH EQUIVALENTS, end of period	$28,507	$23,850
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,817	$-
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held for sale	$5,813	$-
Issuance of common stock for management fee and compensation expense	$1,155	$-
Property sold to borrowers under installment method	$132	$-
Exchange of membership interest in Little Ajax II for mortgage loans	$-	$48,280
Loan acquisition payable	$-	$11,401

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands)

From inception (January 30, 2014) through September 30, 2014

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Initial capitalization	-	$2	-	$2	-	$2

Consolidation of majority-owned subsidiary	-	-	-	-	$10,598	10,598
Issuance of shares	$85	119,520	-	119,605	-	119,605
Issuance of operating partnership units	-	-	-	-	7,022	7,022
Net income	-	-	$996	996	228	1,224
Stock-based management fee expense	-	219	-	219	-	219
Stock-based compensation expense	-	41	-	41	-	41
Dissolution of majority-owned subsidiary	-	-	-	-	(10,598)	(10,598)
Distribution to non-controlling interest	-	-	-	-	(178)	(178)
Balance at September 30, 2014	$85	$119,782	$996	$120,863	$7,072	$127,935

For the nine months ended September 30, 2015

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$112	$158,951	$2,744	$161,807	$9,473	$171,280

Issuance of shares	40	51,489	-	51,529	-	51,529
Net income	-	-	16,690	16,690	709	17,399
Stock-based management fee expense	-	1,016	-	1,016	-	1,016
Stock-based compensation expense	-	139	-	139	-	139
Dividends and distributions	-	-	(7,904)	(7,904)	(350)	(8,254)
Balance at September 30, 2015	$152	$211,595	$11,530	$223,277	$9,832	$233,109

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

(Unaudited)

Note 1 — Organization and basis of presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014 and capitalized on March 28, 2014 by its then sole stockholder, Aspen Yo LLC (“Aspen Yo”), a company affiliated with the Aspen Capital companies (“Aspen Capital”). The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust. The Company focuses primarily on acquiring, investing in and managing a portfolio of re-performing (“RPL”) and non-performing (“NPL”) mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. Re-performing loans are loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Non-performing loans are those loans on which the most recent three payments have not been made. The Company also invests in loans secured by smaller multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager. The Company’s mortgage loans and real properties are serviced by Gregory Funding LLC (“Gregory” or “Servicer”), also an affiliated company. The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the year ended December 31, 2014.

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

The consolidated financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements. Since the Company commenced operations in July 2014, the Company’s results of operations for the periods from inception and commenced operations through September 30, 2014 reflect its results for partial periods only. As a result, a comparison of the results of operations between the 2014 and the 2015 periods may not be comparable and is not indicative of the expected period to period variations.

All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The operating partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated balance sheet. As of September 30, 2015, the Company owned 96.1% of the outstanding OP Units and the remaining 3.9% of the OP Units were owned by an unaffiliated holder.

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

Earnings per share

Basic earnings per share is computed by dividing consolidated net income attributable to common stockholders by the weighted average common stock outstanding during the period. The Company treats unvested restricted stock issued under its stock-based compensation plan, which are entitled to non-forfeitable dividends, as participating securities and applies the two-class method in calculating basic earnings per share. Diluted earnings per share is computed by dividing consolidated net income attributable to common stockholders and dilutive securities by the weighted average common stock outstanding for the period plus other potentially dilutive securities, such as stock grants, shares that would be issued in the event that OP Units are redeemed for shares of common stock of the Company and shares issued in respect of the stock-based portion of the base fee payable to the Manager and directors’ fees.

Stock-based payments

The Management Agreement (as defined below) provides for the payment to the Manager of a management fee. The Company pays a portion of the management fee in cash, and a portion of the management fee in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act. On October 27, 2015, the Company entered into an amended and restated management agreement with the Manager (the “Amended and Restated Agreement”), which amended the portion of the Base Management Fee and Manager’s Incentive Fee to be payable in cash and shares of the Company’s common stock retroactive to July 1, 2015. (For more information see Note 13-Subsequent events.) Shares issued to the Manager are determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. Management fees paid in common stock are expensed in the quarter incurred and recorded in equity at quarter end.

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

Management fee and expense reimbursement

Under the management agreement with the Manager, the Company pays a quarterly base management fee based on its stockholders’ equity and a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. See Note 9 — Related party transactions.

Servicing fees

Under the servicing agreement, Gregory receives servicing fees ranging from 0.65% – 1.25% annually of unpaid principal balance (“UPB”) (or the fair market value or purchase price of REO that the Company owns or acquires). Gregory is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that Gregory services, property values, previous UPB of the relevant loan, and the number of REO properties. The agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the servicing agreement if the servicing agreement is terminated for any reason. See Note 9 — Related party transactions.

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

Property held-for-sale is measured at cost at acquisition for purchased REO, or at the present value of future cash flows for foreclosed REO, and is subsequently measured at the lower of acquisition basis or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent broker price opinion (“BPO”), or management’s judgment as to the selling price of similar properties.

Income taxes

The Company has elected REIT status upon the filing of its 2014 income tax return, and has conducted its operations in order to satisfy and maintain eligibility for REIT status. Accordingly, the Company does not believe it will be subject to U.S. federal income tax from the year ended December 31, 2014 forward on the portion of the Company’s REIT taxable income that is distributed to the Company’s stockholders as long as certain asset, income and stock ownership tests are met. If the Company fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. The Company may also be subject to state or local income or franchise taxes.

Thetis TRS, GAJX Real Estate LLC and any other TRS that the Company forms, will be subject to U.S. federal and state income taxes. On January 13, 2015, the Company applied for a private letter ruling from the Internal Revenue Service that would allow it to exclude its proportionate share of gross income from the Manager if it held its interest in the Manager through the operating partnership. If the Company receives such a ruling, it expects that it will hold its interest in the Manager through the operating partnership, instead of through Thetis TRS; however, there is no assurance that such a ruling will be issued. Income taxes are provided for using the asset and liability method. Provisions for income taxes of $8,000 and $24,000, respectively, were recorded for the three- and nine-month periods ended September 30, 2015. No provision for income taxes was recorded for the period from inception (January 30, 2014) through September 30, 2014. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more–likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have some degree of credit quality deterioration since origination and have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Re-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month fiscal quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month fiscal quarter. Under ASC 310-30, the Company estimates cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. The Company determines the excess of the loan pool’s contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, referred to as the non-accretable yield. The difference between expected cash flows and the purchase price (at acquisition) or the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the three-and nine-months ended September 30, 2015, the Company recognized no provision for loan loss. For the period from inception (January 30, 2014) through September 30, 2014, the Company recognized no provision for loan loss. For the three- and nine-months ended September 30, 2015, the Company accreted $14.4 million and $32.1 million, respectively, into interest income with respect to its loan portfolio. For the periods from commenced operations (July 8, 2014) and inception (January 30, 2014) through September 30, 2014, the Company accreted $2.3 million and $2.3 million, respectively, into interest income with respect to its loan portfolio. As of September 30, 2015, the Company’s loan portfolio had a UPB of $676.6 million and a carrying value of $510.6 million and at December 31, 2014, a UPB of $298.6 million and carrying value of $211.2 million, in each case excluding one loan in which it holds a 40.5% beneficial interest through an equity method investee.

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

Residential properties

Property is recorded at cost if purchased, or at the present value of future cash flows of the asset if obtained through foreclosure by the Company. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or fair market value. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

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

Reclassifications

Certain amounts in the Company’s 2014 Consolidated Financial Statements have been reclassified to conform to the current period presentation. Specifically, on the Company’s Consolidated Statement of Cash Flows for the period from inception (January 30, 2014) to September 30, 2014, approximately $1.5 million was reclassified from Cash Flows From Operating Activities to Cash Flows from Investing Activities.

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

Recently issued accounting standards

In January 2014, FASB issued Accounting Standards Update (“ASU”) 2014-04, Troubled Debt Restructurings by Creditors. It provides that if a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company adopted this standard in the first quarter of 2015 and it did not have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14 deferring the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is evaluating the impact of this amendment on its financial position and results of operations.

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

Note 3 — Mortgage loans

The following tables present information regarding the contractually required payments and the estimated cash flows expected to be collected as of the date of the acquisition, and changes in the balance of the accretable yield, for loans acquired during the following periods ($ in thousands):

	Three months ended September 30, 2015		Period from commenced operations (July 8, 2014) to December 31, 2014		Nine months ended September 30, 2015		Period from inception (January 30, 2014) to December 31, 2014
	Re- performing loans	Non- performing loans	Re- performing loans	Non- performing loans	Re- performing loans	Non- performing loans	Re- performing loans	Non- performing loans
Contractually required principal and interest	$157,868	$-	$393,657	$257,790	$644,471	$65,675	$393,657	$257,790
Non-accretable yield	(62,289)	-	(173,502)	(184,096)	(260,993)	(38,317)	(173,502)	(184,096)
Expected cash flows to be collected	95,579	-	220,155	73,694	383,478	27,358	220,155	73,694
Accretable yield	(28,727)	-	(60,495)	(22,071)	(102,407)	(8,038)	(60,495)	(22,071)
Fair value at acquisition	$66,852	$-	$159,660	$51,623	$281,071	$19,320	$159,660	$51,623

Accretable yield	Three months ended September 30, 2015		Period from commenced operations (July 8, 2014) to December 31, 2014		Nine months ended September 30, 2015		Period from inception (January 30, 2014) to December 31, 2014
	Re- performing loans	Non- performing loans	Re- performing loans	Non- performing loans	Re- performing loans	Non- performing loans	Re- performing loans	Non- performing loans
Balance at beginning of period	$115,932	$23,735	$-	$-	$54,940	$20,686	$-	$-
Accretable yield additions	28,727	-	60,495	22,071	102,407	8,038	60,495	22,071
Accretion	(11,531)	(2,908)	(5,555)	(1,385)	(24,219)	(7,897)	(5,555)	(1,385)
Balance at end of period	$133,128	$20,827	$54,940	$20,686	$133,128	$20,827	$54,940	$20,686

During the three- and nine-months ended September 30, 2015, the Company recognized $0.3 million and $1.3 million, respectively, for due diligence costs related to these and other transactions in loan transaction expense. During the periods from commenced operations (July 8, 2014) and from inception (January 30, 2014) through September 30, 2014, the Company recognized $0.1 million and $0.1 million, respectively, for due diligence costs related to these and other transactions in loan transaction expense.

The following table sets forth the carrying value of its mortgage loans, and related UPB by delinquency status as of September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015			December 31, 2014
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	1,111	$203,383	$264,262	439	$72,727	$94,993
30	470	81,059	104,816	237	36,954	53,739
60	278	48,056	60,498	99	13,849	17,766
90	729	112,595	150,763	352	53,987	76,691
Foreclosure	377	65,501	96,293	212	33,642	55,384
Mortgage loans	2,964	$510,594	$676,632	1,339	$211,159	$298,573

These balances do not include one loan in which we hold a 40.5% beneficial interest through an equity method investee.

As of September 30, 2015, the Company held 43 residential properties with a carrying value of $5.4 million that had been foreclosed. As of December 31, 2014, the Company held two residential properties that had been foreclosed.

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

Note 4 — Real estate assets, net

Rental property, net

As of September 30, 2015, the Company had two REO properties having an aggregate carrying value of $0.1 million held for use as rentals. One of these properties had been rented. As of December 31, 2014, the Company had three REO properties having an aggregate carrying value of $0.3 million held for use as rentals. Two of these properties had been rented.

Property held-for-sale

As of September 30, 2015, the Company classified 62 REO properties having an aggregate carrying value of $9.2 million as real estate held for sale as they do not meet its residential rental property investment criteria. As of December 31, 2014, the Company classified 12 REO properties having an aggregate carrying value of $1.3 million as real estate held for sale as they do not meet its residential rental property investment criteria.

Dispositions

During the three-months ended September 30, 2015, the Company disposed of nine held-for-sale residential properties and recognized a gain of $0.1 million. During the nine-months ended September 30, 2015, the Company disposed of 12 held-for-sale residential properties and recognized a gain of $0.1 million. During the periods from commenced operations (July 8, 2014), and from inception (January 30, 2014) through September 30, 2014, the Company did not dispose of any held-for-sale properties.

Note 5 — Fair value of financial instruments

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2015	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans, net	$510,594	-	-	$568,564
Not recognized on consolidated balance sheet at fair value (liabilities)
Borrowings under repurchase agreement	130,798	-	$130,798	-
Secured borrowings	197,836	-	197,836	-

		Level 1	Level 2	Level 3
December 31, 2014	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans, net	$211,159	-	-	$235,623
Not recognized on consolidated balance sheet at fair value (liabilities)
Borrowings under repurchase agreement	15,249	-	$15,249	-
Secured borrowings	84,679	-	84,679	-

The Company has not transferred any assets from one level to another level during the three or nine months ended September 30, 2015.

The carrying values of its cash and cash equivalents, related party receivables, accounts payable and accrued liabilities, related party payables and investments in the Manager and affiliate are equal to or approximate fair value. Property held-for-sale is measured at cost at acquisition and subsequently measured at the lower of cost or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent BPO, or management’s judgment as to the selling price of similar properties. No properties held-for-sale were measured at fair value at September 30, 2015 or December 31, 2014.

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to real estate owned is estimated using BPOs.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans are the same as those used to calculate the acquisition price, including discount rates and loan resolution timelines. Significant changes to any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of the Company’s mortgage loans as of September 30, 2015 and December 31, 2014:

Range of Values
Input	September 30, 2015	December 31, 2014
Equity discount rate – Re-performing loans	7% - 14%	7% - 14%
Equity discount rate – Non-performing loans	10% - 18%	10% - 18%
Cost of debt	4.25%	4.25%
Loan resolution timelines – Re-performing loans (in years)	4 - 7	4 - 7
Loan resolution timelines – Non-performing loans (in years)	1.4 - 4	1.4 - 4

Note 6 — Unconsolidated affiliates

On December 5, 2014, the Company acquired a 40.5% interest in GA-E 2014-12, a Delaware trust, for $2.2 million. GA-E 2014-12 holds an economic interest in a single small-balance commercial loan secured by a commercial property in Portland, Oregon. At September 30, 2015, GA-E 2014-12 had a basis in the loan of $5.7 million and net income of $0.2 million and $0.7 million, respectively, for the three- and nine- months ended September 30, 2015, of which 40.5% is the Company’s share. At December 31, 2014, GA-E 2014-12 had a basis in the loan of $5.4 million. The Company accounts for this investment using the equity method.

Upon the closing of the Original Private Placement, the Company received a 19.8% equity interest in Thetis, a privately held company for which there is no public market for its securities. At September 30, 2015, Thetis had total assets of $2.9 million, liabilities of $0.6 million, and net income of $0.2 million for the three-months, and $0.7 million for the nine-months ended September 30, 2015, of which 19.8% is the Company’s share. At December 31, 2014, Thetis had total assets of $2.2 million and liabilities of $0.2 million. At September 30, 2014 Thetis had net income of $18,000 for the period from commenced operations (July 8, 2014) through September 30, 2014, of which 19.8% is the Company’s share. The Company accounts for its investment in Thetis using the equity method.

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

At September 30, 2015, the Company had commitments to purchase 28 RPLs secured by single and one-to-four family residences with aggregate UPB of $4.6 million. The loans were acquired, subsequent to quarter end, at 79.3% of UPB and the estimated market value of the underlying collateral is $6.7 million. The purchase price equaled 54.6% of the estimated market value of the underlying collateral.

Litigation, claims and assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2015, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt

Repurchase agreement

On November 25, 2014, the Company entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. The facility was amended on May 13, 2015 to increase the transaction limit. These mortgage loans will generally be sold from time to time by the operating partnership as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to a master repurchase agreement (the “2014 MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as buyer, from time to time, pursuant to one or more transactions, not exceeding $200 million, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the 2014 MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month

LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by the Company to repay the borrowing at maturity. The Company has effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility termination date is November 24, 2015.

Gregory services these mortgage loans and the REO properties pursuant to the terms of a servicing agreement by and among the Servicer, the Seller, REO I, and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as the Company’s servicing agreement described under Note 9 — Related party transactions. The operating partnership as Guarantor will provide to the Buyer a limited guaranty of certain losses incurred by the Buyer in connection with certain events and/or the Seller’s obligations under the MLPA, following the breach of certain covenants by the Seller or an REO Subsidiary related to their status as a special purpose entity, the occurrence of certain bad acts by the Seller Parties, the occurrence of certain insolvency events of the Seller or an REO Subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the Guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller. While the Guaranty establishes a master netting arrangement, the arrangement does not meet the criteria for offsetting. The amount outstanding on the Company’s repurchase facility and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s balance sheets at September 30, 2015 and December 31, 2014. The following table sets forth the details of the repurchase agreements ($ in thousands):

		September 30, 2015
Maturity Date	Maximum borrowing capacity	Amount outstanding	Carrying value of collateral	Interest rate
November 24, 2015	$200,000	$130,798	$188,132	4.00%

		December 31, 2014
Maturity Date	Maximum borrowing capacity	Amount outstanding	Carrying value of collateral	Interest rate
November 24, 2015	$100,000	$15,249	$23,460	4.00%

Secured borrowings

From the commencement of operations to September 30, 2015, the Company has completed four securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are variable interest entities (“VIEs”). The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s securitizations are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of the Company’s four securitizations, the Company has retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates as of September 30, 2015:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A/ October 2014	Class A notes due 2057(1)	$45 million	4.00%
	Class B-1 notes due 2057(2)	$8 million	5.19%
	Class B-2 notes due 2057(2)	$8 million	5.19%
	Trust certificates(3)	$20.4 million	–

Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054(1)	$41.2 million	3.85%
	Class B-1 notes due 2054(2)	$13.7 million	5.25%
	Class B-2 notes due 2054(2)	$13.7 million	5.25%
	Trust certificates(3)	$22.9 million	–

Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054(1)	$35.6 million	3.88%
	Class B-1 notes due 2054(2)	$8.7 million	5.25%
	Class B-2 notes due 2054(2)	$8.7 million	5.25%
	Trust certificates(3)	$22.8 million	–

Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060(1)	$87.2 million	3.88%
	Class B-1 notes due 2060(2) (4)	$15.9 million	5.25%
	Class B-2 notes due 2060(2)	$7.9 million	5.25%
	Trust certificates(3)	$47.5 million	–

(1)	The Class A notes are senior, sequential pay, fixed rate notes.

(2)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.

(3)	The trust certificate issued by the trust and the beneficial ownership of the trust are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificate, the Company is entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

(4)	These securities are encumbered under the Company’s repurchase agreement.

Servicing for the mortgage loans in 2014-A, 2014-B, 2015-A and 2015-B is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for re-performing loans and 1.25% annually of UPB for non-performing loans, and is paid monthly by us. The following table sets forth the status of the 2014-A, 2014-B, 2015-A and 2015-B notes held by others at the securitization cutoff date, at September 30, 2015 and at December 31, 2014 ($ in thousands):

	Balances at September 30, 2015		Balances at December 31, 2014		Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance	Carrying value of mortgages	Bond principal balance	Mortgage UPB	Bond principal balance
2014-A	$56,049	$39,819	$58,905	$44,016	$81,405	$45,000
2014-B	67,085	37,441	68,654	40,663	91,535	41,191
2015-A	53,172	34,508	-	-	75,835	35,643
2015-B	115,008	86,068	-	-	158,498	87,174
	$291,314	$197,836	$127,559	$84,679	$407,273	$209,008

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.  Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Note 9 — Related party transactions

Our consolidated statement of income included the following significant related party transactions ($ in thousands):

	Three months ended September 30, 2015			Period from commenced operations (July 8, 2014) through September 30, 2014
	Amount	Counterparty	Consolidated Statement of Income location	Amount	Counterparty	Consolidated Statement of Income location
Loan servicing fees	$1,196	Gregory	Related party expense – loan servicing fees	$157	Gregory	Related party expense – loan servicing fees
Management fee	861	Thetis	Related party expense – management fee	439	Thetis	Related party expense – management fee
Due diligence and related loan acquisition costs	2	Gregory	Loan transaction expense	12	Aspen Yo	Loan transaction expense
Expense reimbursements	-	-	Professional fees	54	Gregory	Professional fees

	Nine months ended September 30, 2015			Period from inception (January 30, 2014) through September 30, 2014
	Amount	Counterparty	Consolidated Statement of Income location	Amount	Counterparty	Consolidated Statement of Income location
Loan servicing fees	$2,703	Gregory	Related party expense – loan servicing fees	$157	Gregory	Related party expense – loan servicing fees
Management fee	2,464	Thetis	Related party expense – management fee	439	Thetis	Related party expense – management fee
Due diligence and related loan acquisition costs	21	Gregory	Loan transaction expense	12	Aspen Yo	Loan transaction expense
Expense reimbursements	3	Gregory	Professional fees	54	Gregory	Professional fees

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

The Base Management Fee equals 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means: (a) the sum of (i) the net proceeds from any issuances of common stock or other equity securities issued by the Company or the operating partnership (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) the Company’s and the operating partnership’s (without double counting) retained earnings calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that the Company or the operating partnership pays to repurchase shares of common stock or OP Units since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in the Company’s financial statements prepared in accordance with U.S. GAAP, and (C) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s consolidated financial statements. A portion of the base management fee is payable in shares of the Company’s common stock so long as the ownership of such additional number of shares by the Manager would not violate the 9.8% stock ownership limit set forth in the Company’s charter, and the balance is payable in cash. The common stock will be determined using the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received by it.

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

The Company will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by the Company without cause, (ii) its decision not to renew the Management Agreement upon the determination of at least two thirds of the Company’s independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of the Company becoming regulated as an “investment company” under the Investment Company Act of 1940 (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by the Company’s board of directors), or (iv) a termination by the Manager if the Company defaults in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to twice the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.

On October 27, 2015, the Company entered into the Amended and Restated Agreement with the Manager, which amended the allocation of the Base Management Fee and Manager’s Incentive Fee between cash and shares of the Company’s common stock retroactive to July 1, 2015. (For more information see Note 13-Subsequent events.)

Servicing Agreement

On July 8, 2014, the Company entered into a 15-year servicing agreement (the “Servicing Agreement”) with the Servicer. The Company’s overall servicing costs under the servicing agreement will vary based on the types of assets serviced.

Servicing fees range from 0.65% to 1.25% annually of UPB (or the fair market value or purchase price of REO the Company owns or acquires), and are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that Gregory services pursuant to the terms of the servicing agreement. The fees are determined based on the loan’s status at acquisition and do not change if a performing loan becomes non-performing or vice versa.

The Company will also reimburse Gregory for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to REO properties. The total fees incurred by the Company for these services will be dependent upon the property value, previous UPB of the relevant loan, and the number of REO properties.

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

Note 10 — Stock-based payments and director fees

Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. The Company paid the Manager a base fee for the quarter ended September 30, 2015 of $0.9 million of which the Company paid $0.2 million, in 14,710 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in a private placement transaction on October 27, 2015. On October 27, 2015, the Company entered into the Amended and Restated Management Agreement with the Manager, which amended the allocation of the Base Management Fee and Manager’s Incentive Fee between cash and shares of the Company’s common stock retroactive to July 1, 2015. (For more information see Note 13-Subsequent events.)

In addition, each of the Company’s independent directors receives an annual retainer of $50,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash. The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts)

Management fees and director fees

	For the three months ended September 30, 2015		For the period from commenced operations (July 8, 2014) through September 30, 2014
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	14,710	$215	14,621	$219
Independent director fees	1,708	25	1,251	19
	16,418	$240	15,872	$238

	For the nine months ended September 30, 2015		For the period from inception (January 30, 2014) through September 30, 2014
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	70,587	$1,016	14,621	$219
Independent director fees	5,196	75	1,251	19
	75,783	$1,091	15,872	$238

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

The following table sets forth the activity in its restricted stock plan ($ in thousands, except share and per share amounts):

Restricted Stock

	Number of shares	Per share value	Total cost of grant	Grant expense recognized for the three months ended September 30, 2015	Grant expense recognized for the period from commenced operations (July 8, 2014) through September 30, 2014
July 8, 2014, Directors’ Grants(1)	6,000	$15.00	$90	$-	$23
February 19, 2015 Director Grant(1)	2,000	14.25	29	7	-
	8,000		$119	$7	$23

	Number of shares	Per share value	Total cost of grant	Grant expense recognized for the nine months ended September 30, 2015	Grant expense recognized for the period from inception (January 30, 2014) through September 30, 2014
July 8, 2014, Directors’ Grants(1)	6,000	$15.00	$90	$45	$23
February 19, 2015 Director Grant(1)	2,000	14.25	29	19	-
	8,000		$119	$64	$23

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

For the three- and nine-months ended September 30, 2015, the Company’s taxable income was $1.8 million and $7.0 million, respectively. Provisions for income taxes of $8,000 and $24,000, respectively, were recorded for both the three- and nine-month periods ended September 30, 2015. No provision for income taxes was recorded for periods from commenced operations (July 8, 2014) or from inception (January 30, 2014) through September 30, 2014. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheet at September 30, 2015 or December 31, 2014 due to immateriality. The Company also recorded no interest or penalties for either the three- or nine-month periods ended September 30, 2015, or the periods from commenced operations (July 8, 2014), or from inception (January 30, 2014) through September 30, 2014.

Note 12 — Earnings per share

The following table sets forth the components of basic and diluted earnings per share ($ in thousands, except share and per share amounts):

	Three months ended September 30, 2015			Period from commenced operations (July 8, 2014) through September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Consolidated income attributable to common stockholders	$7,614	15,273,818		996	7,762,963
Allocation of earnings to participating restricted shares	(14)	-		(2)	-
Consolidated income attributable to unrestricted common stockholders	$7,600	15,273,818	$0.50	$994	7,762,963	$0.13

Effect of dilutive securities
Operating partnership units	311	624,106		50	428,692
Restricted stock grants and Manager and director fee shares	14	28,128		2	16,050

Diluted EPS
Consolidated income attributable to common stockholders and dilutive securities	$7,925	15,926,052	$0.50	$1,046	8,207,705	$0.13

	Nine months ended September 30, 2015			Period from inception (January 30, 2014) through September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated income attributable to common stockholders	$16,690	14,514,907		996	7,762,963
Allocation of earnings to participating restricted shares	(47)	-		(2)	-
Consolidated income attributable to unrestricted common stockholders	$16,643	14,514,907	$1.15	$994	7,762,963	$0.13

Effect of dilutive securities
Operating partnership units	709	624,106		50	428,692
Restricted stock grants and Manager and director fee shares	47	41,337		2	16,050

Diluted EPS
Consolidated income attributable to common stockholders and dilutive securities	$17,399	15,180,350	$1.15	$1,046	8,207,705	$0.13

Note 13 — Subsequent events

Dividend Declaration

On October 27, 2015, the Company’s board of directors declared a dividend of $0.24 per share, to be paid on November 27, 2015, to stockholders of record as of November 13, 2015.

Amended and Restated Management Agreement

On October 27, 2015, the Company entered into the Amended and Restated Management Agreement with the Manager, which amended the consideration of the Base Management Fee and Manager’s Incentive Fee to be payable in cash and shares of the Company’s common stock retroactive to July 1, 2015. The initial $1 million of the quarterly Base Management Fee will be payable 75% in cash and 25% in shares of the Company’s common stock. Any amount of the Base Management Fee in excess of $1 million will be payable in shares of the Company’s common stock until payment is 50% in cash and 50% in shares (the “50/50 split”). Any remaining amount of the quarterly Base Management Fee after the 50/50 split threshold is reached will be payable in equal amounts of cash and shares. As for the Manager’s Incentive Fee, in the event that the payment of the quarterly Base Management Fee has not reached the 50/50 split, all of the Incentive Fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly Base Management Fee and the Incentive Fee has reached the 50/50 split, 20% of the remaining Incentive Fee is payable in shares of the Company’s common stock and 80% of the remaining Incentive Fee is payable in cash.

Management Fees

On October 27, 2015, the Company issued 14,710 shares of its common stock to the Manager in payment of part of the management fee due for the third quarter of 2015 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the third quarter of 2015.

Directors’ Retainer

On October 27, 2015, the Company issued each of Jonathan Bradford Handley, Jr., Daniel Hoffman, J. Kirk Ogren Jr. and John Condas 427 shares of its common stock in payment of half of their quarterly director fees for the third quarter of 2015.

Securitization

On October 30, 2015 the Company completed its fifth securitization. An aggregate of $82.0 million of senior securities and $13.0 million of subordinated securities were issued in a private offering with respect to $130.1 million UPB of mortgage loans. Approximately 84.9% of these mortgage loans were re-performing loans and approximately 15.1% were non-performing loans based on UPB.

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

We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code, and that our current intended manner of operation enables us to meet the requirements for taxation as a REIT for U.S. federal income tax purposes.

Recent Developments

Through September 30, 2015, we have a mortgage loan portfolio with an aggregate unpaid principal balance, or UPB, of $679.2 million, which includes one loan in which we hold a 40.5% beneficial interest through an equity method investee. During October 2015, we completed the acquisition of 28 RPLs secured by single and one-to-four family residences with aggregate UPB of $4.6 million. The loans were acquired at 79.3% of UPB and the estimated market value of the underlying collateral is $6.7 million. The purchase price equaled 54.6% of the estimated market value of the underlying collateral.

Market Trends and Outlook

The U.S. Federal Reserve estimates that as of June 30, 2015, there was approximately $9.9 trillion of mortgage loans outstanding on U.S. one-to-four family residential properties and approximately $1.04 trillion of mortgage loans outstanding on U.S. multi-family residential properties.

The number of building permits issued in the second quarter of 2015 indicates that housing starts continued to increase for single-family homes (an increase of 16.7% compared to the first quarter of 2015). Construction starts on single-family homes were up 10% from the previous quarter and up 14% from the second quarter of 2014. A persistent price gap exists between newly built homes and existing homes with sales of existing homes showing improvements while sales of new homes continued to lag in the second quarter of 2015. While new homes are almost always more expensive, on average, than their older comparables, that gap has widened since the last recession. Furthermore, the U.S. Department of Housing and Urban Development, or HUD, has noted that the listed inventories of new and of existing homes at the end of the second quarter 2015 would support 5.3 months and 4.9 months, respectively, of sales at the current sales pace, while the historical average supply of homes on the market is 6.0 months. The Mortgage Bankers Association estimates that total one-to-four family mortgage loan originations (including both purchase and refinance transactions) will decrease from $1.5 trillion in 2015 to $1.3 trillion in 2016.

We believe that cyclical trends are prompting a significant realignment within the mortgage sector. These trends and their effects include:

•	continuing sales of residential mortgage assets by banks and other mortgage lenders due to elevated operating costs resulting from new regulatory requirements, delinquencies and impairments;

•	the continuing decline in home ownership that, conversely, has increased the demand for single-family and multi-family residential rental properties and associated rents;

•	the dislocations in the residential mortgage loan origination market and the limited availability of financing for non-government sponsored enterprise mortgages since 2008, which have made qualifying for a mortgage loan more difficult. These factors, combined with shifting demographic trends and the need for families pushed out of their homes through foreclosure or the inability to continue to pay their mortgage loans, are driving increased demand for loan modifications, non-GSE mortgage financing and single-family rental properties;

•	the changing regulatory landscape, leading to the reduction of the government’s role in, and the return of private capital, including non-bank participants, to the housing finance market; some of the changes have begun to be implemented, as evidenced by the tightening of conforming loan limits and increases in guarantee fees; and

•	under-employment continuing to be a concern and real wages continuing to be stagnant, which means that the ability of borrowers to continue to pay their existing mortgage loans will likely remain under pressure.

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

We expect the availability of pools of re-performing and non-performing loans, properties in foreclosure and REO to increase and remain elevated over the next several years. The single family mortgage delinquency rate at June 30, 2015 is 5.77%, according to the Federal Reserve Board. Overall housing values have rebounded since 2012; however, CoreLogic®, a leading global property information, analytics and data-enabled services provider, has reported that approximately 4.4 million homes, or 8.7% of all residential properties with a mortgage, were in a negative position as of the end of the second quarter 2015. Negative equity, often referred to as “underwater” or “upside down,” means that borrowers owe more on their mortgages than their homes are worth. Negative equity can occur because of a decline in value, an increase in mortgage debt or a combination of both. The number of homes in negative equity status has been decreasing. For the homes in negative equity status, the national aggregate value of negative equity was $310 billion at the end of the second quarter of 2015, down $28.5 billion from approximately $338 billion at the end of the first quarter 2015. In addition, Corelogic® reports that of the 45.9 million residential properties with equity, approximately 9 million have less than 20% equity. Borrowers with less than 20% equity, referred to as “under-equitied,” may have a more difficult time refinancing their existing home or obtaining new financing to sell and buy another home due to underwriting constraints. Under-equitied mortgages accounted for 18% of all residential properties with a mortgage nationwide in the second quarter of 2015, with more than 1.1 million residential properties at less than 5% equity, referred to as near-negative equity. Properties that are near-negative equity are considered at risk if home prices fall. Further, a portion of the 800,000 borrowers with low interest rates under the HAMP for five years after 2008 experienced the first interest rate increase in the third quarter of 2014 and will begin to experience a second interest rate step-up in 2015. Generally, their interest rates will increase by one percentage point each year until their rate equals the average 30-year, fixed-rate mortgage rate at the time of modification. 9% of HAMP borrowers have already missed at least one payment, and we believe that wages and home prices have not improved enough for many of these borrowers to afford the monthly payment increase. In June, September and November 2014 and July 2015, the FHA held note sales under the Distressed Asset Stabilization Program of 2014, or DASP, as part of a broad effort by the FHA to decrease losses and market and sell non-performing loans in bulk. Further such sales are expected. In addition, in July 2014 and February, March, May, June, July, September and October of 2015, Freddie Mac sold $659 million, $392 million, $985 million, $201 million, $31 million, $591 million, $1.1 billion and $305 million, respectively, of non-performing loans, and in April, July and October of 2015, Fannie Mae sold $786 million, $777 million and $1.2 billion, respectively, of non-performing loans. Fannie Mae and Freddie Mac have indicated that they will have ongoing non-performing loan sales programs.

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

•	We believe that buying re-performing loans is more efficient and lower risk than acquiring REO rentals directly because the net cash flow from the re-performing loans is typically greater than rent cash flow. Re-performing loans are typically purchased at significant discounts from UPB and underlying property values, but the borrower pays interest on the full UPB, leading to a higher current yield. The borrower is also responsible for property taxes, insurance and maintenance, which are all costs that the owner of the REO would otherwise have to pay. In addition, to the extent that the UPB exceeds the home’s value, the lender will receive all appreciation until such time as the home price appreciation (“HPA”) exceeds the UPB. While the return to the mortgage loan owner is thus capped, conversely, there is also risk mitigation if the REO value decreases, until the value is less than the price the lender paid for the loan.

•	If a re-performing loan becomes a non-performing loan, or we purchase a non-performing loan, which is purchased at a deeper discount than re-performing loans, we, through the Servicer, have a number of ways to mitigate our loss. These loss mitigation techniques include working with the borrower to achieve performance, including through modification of the mortgage loan terms as well as short sale, assisted deed-in-lieu of foreclosure, assisted deed-for-lease, foreclosure and other loss mitigation activities. With each REO acquired, we assess the best potential return—either through rental, sale with carryback financing, which we believe will increase the potential pool of purchasers, or sale without our financing the purchase.

•	We believe that we will be able to purchase residential mortgage loans at lower prices than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with sales of real estate, whether single-family residences or smaller commercial properties, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this will motivate the sellers to accept a lower price for the re-performing and non-performing loans than they would if selling REO.

•	We believe there are fewer participants in the re-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure and expertise involved in servicing loans and managing single-family rental properties across various states. Additionally, as the acquirer of loans, we take the risk of delays in the foreclosure process for non-performing loans. We will focus on smaller pools of mortgage loan assets that we can analyze on a loan-by-loan basis, and we believe that we will be able to aggregate these smaller pools often at a greater discount than would be available for larger pools. We believe the relatively lower level of competition for re-performing and non-performing loans, combined with growing supply, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to acquire REO.

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

Financing. Our ability to grow our business by acquiring re-performing and non-performing loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet. In October 2014, November 2014, May 2015 and July 2015, we completed securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Subsequent to quarter end, we completed our fifth securitization, which closed on October 30, 2015. An aggregate of $82.0 million of senior securities and $13.0 million of subordinated securities were issued in a private offering with respect to $130.1 million UPB of mortgage loans. Approximately 84.9% of these mortgage loans were re-performing loans and approximately 15.1% were non-performing loans based on UPB. Net proceeds from the sale of the senior securities provided leverage of approximately 2.8 times the related equity.

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

Expenses. Our expenses primarily consist of the fees and expenses payable by us under the management agreement and the servicing agreement. Our Manager incurs direct, out-of-pocket costs related to managing our business, which are contractually reimbursable by us. Depreciation and amortization is a non-cash expense associated with the ownership of real estate properties and generally remains relatively consistent each year at an asset level since we depreciate our properties on a straight-line basis over a fixed life. Interest expense consists of the costs to borrow money.

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

Changes in market interest rates. With respect to our business operations, increases in interest rates, in general, may over time cause: (1) the value of our mortgage loan and MBS (retained from our securitizations) portfolio to decline; (2) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to higher interest rates; (3) prepayments on our mortgage loans and MBS portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; (4) the interest expense associated with our borrowings to increase; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (a) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the accretion of our purchase discounts; (b) the value of our mortgage loan and MBS portfolio to increase; (c) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (d) the interest expense associated with our borrowings to decrease; and (e) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have some degree of credit quality deterioration since origination and have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Re-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month fiscal quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month fiscal quarter. Under ASC 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. We determine the excess of the loan pool’s contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, referred to as the non-accretable yield. The difference between expected cash flows and the purchase price (at acquisition) or the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the three- and nine-months ended September 30, 2015, we recognized no provision for loan loss. For the periods from commencement of operations (July 8, 2014), and from inception (January 30, 2014) through September 30, 2014, we recognized no provision for loan loss. For the three- and nine-months ended September 30, 2015, we accreted $14.4 million and $32.1 million, respectively, into interest income with respect to our loan portfolio. For the periods from commencement of operations (July 8, 2014), and from inception (January 8, 2014) through September 30, 2014, we accreted $2.3 million, and $2.3 million, respectively, into interest income with respect to our loan portfolio. As of September 30, 2015, our loan portfolio had a UPB of $676.6 million and a carrying value of $510.6 million, and at December 31, 2014, a UPB of $298.6 million and carrying value of $211.2 million, in each case excluding one loan in which we hold a 40.5% beneficial interest through an equity method investee.

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

Residential properties. Property is recorded at cost if purchased, or at the present value of future cash flows of the asset if obtained through foreclosure by us. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or fair market value. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

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

Property held-for-sale is measured at cost at acquisition for purchased REO, or at the present value of future cash flows for foreclosed REO, and is subsequently measured at the lower of acquisition basis or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent BPO, or management’s judgment as to the selling price of similar properties.

Income Taxes. We have elected REIT status upon the filing of our 2014 income tax return, and have conducted our operations in order to satisfy and maintain eligibility for REIT status. Accordingly, we do not believe we will be subject to U.S. federal income tax from the year ended December 31, 2014 forward on the portion of our REIT taxable income that is distributed to our stockholders as long as certain asset, income and stock ownership tests are met. If we fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. We may also be subject to state or local income or franchise taxes.

Thetis TRS, GAJX Real Estate LLC and any other TRS that we form, will be subject to U.S. federal and state income taxes. On January 13, 2015 we applied for a private letter ruling from the Internal Revenue Service that would allow us to exclude our proportionate share of gross income from the Manager if we held our interest in the Manager through our operating partnership. If we receive such a ruling, we expect that we will hold our interest in the Manager through our operating partnership, instead of through Thetis TRS; however, there is no assurance that such a ruling will be issued. Income taxes are provided for using the asset and liability method. Provisions for income taxes of $8,000 and $24,000 were recorded for the three- and nine-month periods ended September 30, 2015, respectively. No provision for income taxes was recorded for periods from commenced operations (July 8, 2014) or from inception (January 30, 2014) through September 30, 2014. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Results of Operations

We were formed on January 30, 2014 as a Maryland corporation and were capitalized on March 28, 2014 by our then sole stockholder, Aspen Yo. We commenced operations upon the closing of the Original Private Placement on July 8, 2014. Upon the closing of the Original Private Placement, we used $48.8 million of the proceeds to acquire our initial mortgage portfolio through the acquisition of 82% of the equity interests in Little Ajax II, LLC. Little Ajax II was an affiliated entity that acquired primarily re-performing mortgage loans and a number of non-performing mortgage loans in a series of transactions between December 1, 2013 and July 7, 2014. In September 2014, we completed a transaction to acquire the remaining interests in this initial mortgage-related asset portfolio. The transaction initially had Little Ajax II redeem the 82% membership interest of the operating partnership by distributing to the operating partnership 82% of all Little Ajax II loans, participation interests and real property. The operating partnership then purchased for cash the remaining 18% interest in such real estate assets for an aggregate purchase price of approximately $11.4 million. The operating partnership also purchased for cash from

Gregory, its 5% interest in the 43 loans in which Little Ajax II held a 95% participation interest for approximately $0.2 million.

As discussed above, since we commenced operations in July 2014, our results of operations for the period from commenced operations through September 30, 2014 reflect our results for a partial period only. From the commencement of our operations (July 8, 2014) through September 30, 2014, we had held our mortgage loans an average of 50 days for the period. As a result, a comparison of the results of operations between the 2014 and the 2015 periods may not be comparable and is not indicative of the period to period variations that you should expect.

During the three and nine months ended September 30, 2015, we acquired 393 and 1,730 mortgage loans, respectively, secured by single and one-to-four family residences with an aggregate UPB of $91.8 million and $398.5 million, respectively. The aggregate purchase price for the mortgage loans was $66.8 million and $300.4 million, respectively. During the three months ended September 30, 2015, we acquired residential and small balance commercial (“SBC”) re-performing mortgage loans representing $91.8 million UPB and $66.8 million purchase price. We acquired no non-performing loans during the three months ended September 30, 2015. During the three months ended September 30, 2015, we acquired 385 residential RPLs secured by single and one-to-four family residences with an aggregate UPB of $88.4 million. The aggregate purchase price for these residential RPLs was $64.1 million, representing 72.6% of UPB. The purchase price equaled 62.0% of the estimated market value of the underlying collateral of $103.3 million. We also acquired eight SBC RPLs with an aggregate UPB of $3.4 million. The aggregate purchase price for these SBC RPLs was $2.7 million, representing 80.7% of UPB. The purchase price equaled 54.1% of the estimated market value of the underlying collateral of $5.0 million. During the nine months ended September 30, 2015, re-performing loans represented $366.7 million UPB and $280.7 million purchase price and non-performing loans represented $31.8 million UPB and $19.7 million purchase price. For the three months ended September 30, 2015, the purchase price for re-performing loans equaled 61.7% of the estimated market value of the underlying collateral. For the nine months ended September 30, 2015, the purchase price as a percent of the underlying collateral for re-performing loans and non-performing loans was 64.2% and 52.4%, respectively. Mortgage loans purchased in the three months ended September 30, 2015 were on our balance sheet for a weighted average of 42.1 days of the quarter, and 132.1days for the nine months ended September 30, 2015. We purchased no REO property during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we purchased 12 REO properties for $2.7 million, which was 64.7% of the estimated market value. Our average daily carrying values for re-performing loans and non-performing loans were $397.2 million and $75.2 million, respectively, during the three months ended September 30, 2015, compared to average daily carrying values for re-performing loans and non-performing loans of $34.1 million and $1.8 million, respectively, for the period from commenced operations (July 8, 2014) through September 30, 2014. Our total assets at September 30, 2015 were $565.6 million and total equity was $233.1 million, compared to total assets of $501.8 million and total equity of $228.5 million at June 30, 2015, and total assets of $272.8 million and total equity of $171.3 million at December 31, 2014.

From inception (January 30, 2014) through September 30, 2015, we acquired a total of 3,093 mortgage loans secured by single and one-to-four family residences with an aggregate UPB of $706.9 million, which includes one loan in which we hold a 40.5% beneficial interest through an equity method investee. We acquired the loans at an aggregate purchase price of $514.8 million. Re-performing loans represented $590.6 million UPB and a $444.6 million purchase price and non-performing loans represented $116.3 million UPB and a $70.2 million purchase price. The purchase price for re-performing loans and non-performing loans equaled 66.4% and 57.4%, respectively, of the estimated market value of the underlying collateral. We also purchased 12 REO properties at an average price to estimated market of 64.7%. The results of operations for the period may not be indicative of our expected results in future periods.

As of September 30, 2015, our portfolio of mortgage-related assets consisted of the following:

Portfolio as of September 30, 2015(1)
No. of Loans	2,965	No. of first liens	2,943
Total UPB	$679,231,350	No. of second liens	22
Interest-Bearing Balance	$633,210,165	No. of Rental Properties	2
Deferred Balance(2)	$46,021,185	Market Value of Rental Properties	$144,900
Market Value of Collateral(3)	$759,436,420	Capital Invested	$122,199
Price/Total UPB(3)	73.1%	Price/Market Value of Rental Properties	84.3%
Price/Market Value of Collateral	65.6%	Gross Rent/Month	$2,100
Weighted Average Coupon(4)	4.52%	No. of Other REO	62
Weighted Average LTV(5)	104.5%	Market Value of Other REO	$12,596,070
Remaining Term (as of 9/30/2015)	317.8

(1)	Information reflects one loan in which we hold a 40.5% beneficial interest through an equity method investee and two loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.
(2)	Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)	As of date of acquisition.
(4)	Our loan portfolio consists of fixed rate (48.6% of UPB), ARM (17.3% of UPB) and Hybrid ARM (34.1% of UPB) mortgage loans with original terms to maturity of not more than 40 years.
(5)	UPB as of September 30, 2015 divided by market value of collateral as of date of acquisition and weighted by the UPB of the loan.

For the three- and nine-months ended September 30, 2015, 30 and 54 mortgage loans, respectively, representing 1.0% and 1.7%, respectively, of our ending UPB, had been repaid.

We closely monitor the status of our mortgage loans through our Servicer, as it works with our borrowers to improve their payment records. We have not experienced material write downs or impairments on the mortgage loans purchased since commencement of operations in July 2014. As of September 30, 2015, of the 2,965 loans in our portfolio, 83.4% were re-performing loans and 16.6% were non-performing loans. The following chart shows the percentages of our portfolio, based on UPB, represented by non-performing loans and re-performing loans at September 30, 2015.

Loan Portfolio as of September 30, 2015

The following table sets forth the years in which our mortgage loans were originated based upon UPB:

Mortgage Loan Origination at September 30, 2015
Years of Origination	Percentage of UPB
Prior to 1990	0.1%
1990 – 2000	1.9%
2001 – 2005	18.9%
2006 – 2008	74.6%
After 2008	4.5%

The following table identifies the mortgage loans by state, number of loans, loan value and collateral value and percentages thereof at September 30, 2015 identified above:

Loans by State as of September 30, 2015

State	Loan Count	UPB ($)	% of UPB	Collateral Value(1)	% of Collateral Value	State	Loan Count	UPB ($)	% of UPB	Collateral Value (1)	% of Collateral Value
CA	445	169,509,573	25.4%	200,032,816	26.5%	IN	40	3,972,359	0.6%	4,574,955	0.6%
FL	480	104,153,873	15.3%	103,740,638	13.7%	MO	26	3,660,108	0.5%	3,715,350	0.5%
NY	194	64,558,926	9.5%	86,782,350	11.4%	MN	21	3,640,652	0.5%	4,519,700	0.6%
NJ	182	51,647,337	7.6%	49,691,883	6.5%	LA	26	3,304,820	0.5%	3,830,550	0.5%
MD	122	32,967,021	4.9%	34,367,429	4.5%	RI	13	2,947,181	0.4%	2,854,275	0.4%
IL*	139	29,868,676	4.4%	27,961,826	3.7%	WI	19	2,674,449	0.4%	2,739,050	0.4%
MA	87	23,719,304	3.5%	26,946,700	3.5%	DE	12	2,362,846	0.3%	3,183,450	0.4%
TX	177	20,009,304	2.9%	27,635,123	3.6%	NH	8	1,714,905	0.3%	2,200,900	0.3%
GA*	118	16,811,062	2.4%	16,708,500	2.2%	HI	7	1,671,353	0.2%	2,534,900	0.3%
AZ	63	13,699,773	2.0%	12,437,489	1.6%	DC	6	1,644,779	0.2%	2,888,000	0.4%
VA	59	12,522,557	1.8%	13,426,692	1.8%	NM	6	1,565,030	0.2%	2,012,750	0.3%
PA	110	11,126,646	1.6%	13,668,150	1.8%	KY	14	1,513,074	0.2%	1,729,400	0.2%
NC	84	10,976,207	1.6%	11,969,840	1.6%	MS	12	1,281,222	0.2%	1,423,700	0.2%
OR**	36	10,974,512	1.6%	13,975,612	1.8%	ME	6	927,448	0.1%	863,450	0.1%
WA	45	10,522,530	1.5%	11,848,200	1.6%	IA	10	896,242	0.1%	953,850	0.1%
OH	71	9,353,449	1.4%	9,174,868	1.2%	OK	10	748,425	0.1%	842,000	0.1%
MI	48	7,529,215	1.1%	8,390,260	1.1%	ID	6	667,859	0.1%	1,107,450	0.1%
CT	35	7,321,010	1.1%	7,768,520	1.0%	KS	7	618,193	0.1%	653,500	0.1%
CO	31	7,148,074	1.1%	9,183,964	1.2%	AR	7	596,749	0.1%	657,000	0.1%
NV	29	6,560,807	1.0%	6,391,750	0.8%	WV	6	551,353	0.1%	608,800	0.1%
SC	46	6,201,595	0.9%	6,773,030	0.9%	SD	2	357,382	0.1%	439,350	0.1%
UT	29	5,284,001	0.8%	6,049,700	0.8%	PR	2	353,280	0.1%	520,000	0.1%
TN	39	4,364,385	0.6%	5,115,400	0.7%	NE	3	262,829	0.0%	258,000	0.0%
AL	26	4,334,833	0.6%	4,071,100	0.5%	MT	1	134,142	0.0%	215,000	0.0%
						Total	2,965	679,231,350	100.0%	759,436,420	100.0%

* Information reflects two loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.

** Information reflects one loan in which we hold a 40.5% beneficial interest through an equity method investee.

(1) As of date of acquisition.

Comparison of the three- and nine- months ended September 30, 2015 and periods from commenced operations (July 8, 2014) and inception (January 30, 2014) through September 30, 2014

Income

For the three-months ended September 30, 2015, our net interest income was $10.6 million, our consolidated net income was $7.9 million, and diluted earnings per share was $0.50, compared to net interest income of $2.3 million, consolidated net income of $1.2 million and diluted earnings per share of $0.13 for the period from commenced operations (July 8, 2014) through September 30, 2014. The increase in our interest income, consolidated income, and diluted earnings per share between the three-months ended September 30, 2015 and the period from commenced operations through September 30, 2014 is due to the increase in our loan portfolio from 747 loans with a UPB of $158.2 million at September 30, 2014 to 2,964 loans with a UPB of $676.6 million, not including one loan in which we hold a 40.5% interest through an equity method investee at September 30, 2015. For the nine months ended September 30, 2015, our net interest income was $24.9 million, our consolidated net income was $17.4 million, and diluted earnings per share was $1.15, compared to the period from inception (January 30, 2014) through September 30, 2014, our net interest income was $2.3 million, our consolidated net income was $1.2 million, and diluted earnings per share was $0.13. Our primary source of income is interest earned on our loan portfolio. Other income primarily consists of the equity earnings of affiliates, including our Manager and certain fees received on our loans. Our operating income for the three- and nine-months ended September 30, 2015 included $9.2 million and $21.0 million of non-cash interest income accretion, respectively, compared to $1.5 million of non-cash interest income accretion for both the periods from commencement of operations (July 8, 2014), and the period from inception (January 30, 2014) through September 30, 2014.

Management Fee

We pay a quarterly base management fee based on our stockholders’ equity and a quarterly incentive management fee based on our cash distributions to our stockholders. We paid the Manager a base fee for the quarter ended September 30, 2015 of $0.9 million of which we paid $0.2 million in 14,710 shares of our common stock. For the period from commenced operations (July 8, 2014) through September 30, 2014 we paid the Manager a base fee of $0.4 million of which we paid half, or $0.2 million, in 14,321 shares of our common stock. We paid the Manager a base fee for the nine months ended September 30, 2015 of $2.5 million of which we paid $1.0 million in 70,587 shares of our common stock, and for the period from inception (January 30, 2014) through September 30, 2014 we paid a base fee of $0.4 million of which we paid half, or $0.2 million, in 14,321 shares of our common stock. Our manager fee is based upon our average equity for the quarter. The increase in our management fee between the periods from commenced operations through September 30, 2014 and the inception through September 30, 2014 to the three- and nine-months ended September 30, 2015 is largely due to our increased capital base from sales of our equity securities.

Loan Servicing Fee

Pursuant to the servicing agreement, we paid Gregory $1.2 million and $0.2 million for its servicing of our mortgage loan portfolio during the three-months ended September 30, 2015 and for the period from commenced operations (July 8, 2014) through September 30, 2014, respectively. We paid $2.7 million during the nine months ended September 30, 2015, compared to $0.2 million for the period from inception (January 30, 2014) through September 30, 2014. The increase in servicing fees paid between the periods from commenced operations (July 8, 2014) and inception (January 30, 2014) through September 30, 2014 and the three- and nine- months ended September 30, 2015 is due to the increase in our loan portfolio from 747 loans with a UPB of $158.2 million at September 30, 2014 to 2,964 loans with a UPB of $676.6 million, not including one loan in which we hold a 40.5% interest through an equity method investee at September 30, 2015.

Loan Transaction Expense, Professional Fees and Other Expenses

For the three- and nine-month periods ended September 30, 2015, our loan transaction expense included approximately $0.1 million and $0.4 million of additional due diligence expenses, respectively, related to approximately 102 and 652 mortgage loans, respectively, from new sellers which were excluded from our purchases since these loans did not meet our acquisition criteria or quality standards. For the three-months ended September 30, 2015 and the period from commenced operations (July 8, 2014) through September 30, 2014, loan transaction expense, professional fees and other expenses, in aggregate, totaled approximately $0.8 million and $0.5 million, respectively, an increase of approximately $0.3 million or 60% due to increases in loan due diligence, insurance expense and investor relations expenses. For the nine months ended September 30, 2015 loan transaction expense, professional fees and other expenses, in aggregate, totaled approximately $3.0 million, compared to $0.5 million for the period from inception (January 30, 2014) through September 30, 2014, an increase of approximately $2.5 million or 60% due to increases in loan due diligence, insurance expense and investor relations expenses.

Net Book Value

Our net book value per share was $14.64, and $14.43 at September 30, 2015 and December 31, 2014, respectively, an increase of $0.21 due to the increase in equity from our earnings. The net book value per share is calculated by dividing equity by total adjusted shares outstanding, including OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership) and Manager and director shares not issued as of the date indicated.

	September 30,	December 31,
	2015	2014
Outstanding shares	15,285,528	11,223,984
Adjustments for:
Operating partnership units	624,106	624,106
Manager and director shares earned but not issued as of the date indicated	16,418	18,465
Total adjusted shares outstanding	15,926,052	11,866,555

Liquidity and Capital Resources

As of September 30, 2015, substantially all of our invested capital was in re-performing and non-performing loans. We also held approximately $28.5 million of cash and cash equivalents, an increase of $4.6 million from $23.9 million in September 30, 2014, due to borrowings on our repurchase agreement and our securitizations. Our average daily cash balance during the quarter was $53.1 million, a decrease of $11.9 million from our average daily balance of $65.0 million during the period from commenced operations (July 8, 2014) through September 30, 2014 due to our investments in mortgage loans.

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

Cash flows from operating activities for the nine-months ended September 30, 2015 were negative $10.7 million resulting primarily from consolidated net income of $17.4 million offset by increases in prepaid expenses, cash receivable from our Servicer, and other operating activity of $7.1 million, and non-cash interest income accretion of $21.0 million. Cash flows from operating activities for the nine-months ended September 30, 2014 were positive $1.4 million resulting primarily from consolidated net income of $1.2 million offset by increases in prepaid expenses, cash receivable from our Servicer, and other operating activity of $ 1.7 million, and non-cash interest income accretion of $1.5 million. For the nine-months ended September 30, 2015, cash flows from investing activities were negative $285.9 million due to acquisitions of mortgage loans. For the nine-months ended September 30, 2014, cash flows from investing activities were negative $104.0 million due to acquisitions of mortgage loans. Cash flows from financing activities for the nine-months ended September 30, 2015, were positive $272.0 million due to proceeds from our repurchase agreement of $203.0 million, proceeds from the sale of secured notes of $136.9 million and cash from our IPO of $51.5 million, offset by repayments on our repurchase agreements and secured notes of $111.2 million and dividends and distributions of $8.3 million. Cash flows from financing activities for the nine- months ended September 30, 2014, were positive $126.4 million due to cash from sales of our corporate equity securities of $126.6 million, offset by distributions of $0.2 million.

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

We completed our IPO in February 2015 in which we and selling stockholders sold an aggregate of 5,276,797 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We sold 3,976,464 shares of common stock and selling stockholders sold 1,300,333 shares of common stock, in each case, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We used the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.

From the commencement of operations to September 30, 2015, we have completed four securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are variable interest entities (“VIEs”). The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our securitizations are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of our four securitizations we have retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates as of September 30, 2015:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A / October 2014	Class A notes due 2057(1)	$45 million	4.00%
	Class B-1 notes due 2057(2)	$8 million	5.19%
	Class B-2 notes due 2057(2)	$8 million	5.19%
	Trust certificates(3)	$20.4 million	–

Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054(1)	$41.2 million	3.85%
	Class B-1 notes due 2054(2)	$13.7 million	5.25%
	Class B-2 notes due 2054(2)	$13.7 million	5.25%
	Trust certificates(3)	$22.9 million	–

Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054(1)	$35.6 million	3.88%
	Class B-1 notes due 2054(2)	$8.7 million	5.25%
	Class B-2 notes due 2054(2)	$8.7 million	5.25%
	Trust certificates(3)	$22.8 million	–

Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060(1)	$87.2 million	3.88%
	Class B-1 notes due 2060(2) (4)	$15.9 million	5.25%
	Class B-2 notes due 2060(2)	$7.9 million	5.25%
	Trust certificates(3)	$47.5 million	–

(1)	The Class A notes are senior, sequential pay, fixed rate notes.

(2)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.

(3) The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

(4)	These securities are encumbered under our repurchase agreement.

Servicing for the mortgage loans in 2014-A, 2014-B, 2015-A and 2015-B is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for re-performing loans and 1.25% annually of UPB for non-performing loans, and is paid monthly by us.

On November 25, 2014, we entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. The facility was amended on May 13, 2015 to increase the transaction limit. These mortgage loans will generally be sold from time to time by the operating partnership as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to a master repurchase agreement (the “2014 MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as buyer, from time to time, pursuant to one or more transactions, not exceeding $200 million, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the 2014 MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity we have in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing at maturity. We have effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility termination date is November 24, 2015.

As of September 30, 2015 we had $130.8 million outstanding under our repurchase agreement. The maximum balance outstanding during both the three- and nine-month periods ended September 30, 2015 was $153.8 million. The following table sets forth data with respect to our repurchase agreements as of and for the three- and nine-months ended September 30, 2015 and the periods from commenced operations (July 8, 2014) and inception (January 30, 2014) through December 31, 2014 ($ in thousands):

	Three months ended September 30, 2015	Period from commenced operations (July 8, 2014) through December 31, 2014	Nine months ended September 30, 2015	Period from inception (January 30, 2014) through December 31, 2014
Balance at end of period	$130,798	$15,249	$130,798	$15,249
Maximum month-end balance outstanding during the period	130,798	15,249	153,804	15,249
Average balance	103,418	4,475	68,357	1,229

The average balances of $103.4 million for the three-months ended September 30, 2015 and $68.4 million for the nine months ended September 30, 2015, relative to our ending balance of $130.8 million at September 30, 2015, were due to a net increase in borrowing under the repurchase agreement during the three-and nine-months ended September 30, 2015. These proceeds were used for the acquisition of additional mortgage loans. The average balance outstanding of $4.5 million during the three-months ended December 31, 2014 was due to the initial borrowing under the agreement of $15.2 million outstanding for only 29 days of the quarter. Similarly, the average balance of $1.2 million for the period from inception through December 31, 2014 is due to the initial borrowing under the agreement outstanding for only 29 days of the period.

Gregory services these mortgage loans and the REO properties pursuant to the terms of a servicing agreement by and among the Servicer, the Seller, REO I and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as our servicing agreement with Gregory. The operating partnership as Guarantor will provide to the Buyer a limited guaranty of certain losses incurred by the Buyer in connection with certain events and/or the Seller’s obligations under the MLPA, following the breach of certain covenants by the Seller or an REO Subsidiary related to their status as a special purpose entity, the occurrence of certain bad acts by the Seller Parties, the occurrence of certain insolvency events of the Seller or an REO Subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the Guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.

As of September 30, 2015 and 2014, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facility and secured borrowings.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

The following table presents certain characteristics about our mortgage loans at September 30, 2015:

	Year of Origination
Portfolio Characteristics:	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990
Number of loans	161	1,948	664	175	17
Current unpaid principal balance	$31,023	$506,810	$128,085	$12,624	$689
Loan Attributes:
Weighted average loan age (months)	57.3	104.7	133.1	212.5	342.5
Weighted average loan-to-value (as of 9/30/15)	96.5%	109.2%	91.1%	68.0%	25.7%
Delinquency Performance: (as of 9/30/15)
30 days delinquent	6.9%	16.4%	14.4%	9.7%	28.4%
60 days delinquent	5.4%	8.8%	9.9%	13.2%	5.7%
90+ days delinquent	21.5%	21.0%	21.8%	35.6%	30.1%
Foreclosure	12.3%	13.0%	18.8%	17.6%	24.2%

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our board of directors. On January 16, 2015, our board of directors declared a dividend of $0.16 per share, which was paid on January 30, 2015 to stockholders of record as of January 13, 2015.

On May 4, 2015, our board of directors declared a dividend of $0.18 per share, to be paid on May 29, 2015, to stockholders of record as of May 15, 2015.

On August 3, 2015, our board of directors declared a dividend of $0.22 per share, to be paid on August 28, 2015, to stockholders of record as of August 14, 2015.

On October 27, 2015, our board of directors declared a dividend of $0.24 per share, to be paid on November 27, 2015, to stockholders of record as of November 13, 2015.

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

Contractual Obligations

A summary of our contractual obligations as of September 30, 2015 and December 31, 2014 is as follows:

September 30, 2015	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Borrowings under repurchase agreement	$130,798	$130,798	$-	$-	$-
Interest on repurchase agreement	872	872	-	-	-
Total	$131,670	$131,670	$-	$-	$-

December 31, 2014	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Borrowings under repurchase agreement	$15,249	$15,249	$-	$-	$-
Interest on repurchase agreement	610	610	-	-	-
Total	$15,859	$15,859	$-	$-	$-

At September 30, 2015, we had securitized borrowings with a balance of $197.8 million consisting of four tranches of $39.8 million, $37.4 million, $34.5 million and $86.1 million with contractual interest rates of 4.00%, 3.85%, 3.88% and 3.88% respectively.

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

Recent Developments

Dividend Declaration

On October 27, 2015, we declared a dividend of $0.24 per share, to be paid on November 27, 2015, to stockholders of record as of November 13, 2015.

Amended and Restated Management Agreement

On October 27, 2015, we entered into the Amended and Restated Agreement with the Manager, which amended a portion of the Base Management Fee and Manager’s Incentive Fee to be payable in cash and shares of our common stock retroactive to July 1, 2015. The initial $1 million of the quarterly Base Management Fee will be payable 75% in cash and 25% in shares of our common stock. Any amount of the Base Management Fee in excess of $1 million will be payable in shares of our common stock until payment is 50% in cash and 50% in shares (the “50/50 split”). Any remaining amount of the quarterly Base Management Fee after the 50/50 split threshold is reached will be payable in equal amounts of cash and shares. As for the Manager’s Incentive Fee, in the event that the payment of the quarterly Base Management Fee has not been reached the 50/50 split, all of the Incentive Fee will be payable in shares of our common stock until the 50/50 split occurs. In the event that the total payment of the quarterly Base Management Fee and the Incentive Fee has reached the 50/50 split, 20% of the remaining Incentive Fee is payable in shares of our common stock and 80% of the remaining Incentive Fee payable in cash.

Management Fees

On October 27, 2015, we issued 14,710 shares of our common stock to the Manager in payment of part of the management fee due for the third quarter of 2015 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the third quarter of 2015.

Directors’ Retainer

On October 27, 2015, we issued each of Jonathan Bradford Handley, Jr., Daniel Hoffman, J. Kirk Ogren Jr. and John Condas 427 shares of our common stock in payment of half of their quarterly director fees for the third quarter of 2015.

Securitization

On October 30, 2015 we completed our fifth securitization. An aggregate of $82.0 million of senior securities and $13.0 million of subordinated securities were issued in a private offering with respect to $130.1 million UPB of mortgage loans. Approximately 84.9% of these mortgage loans were RPLs and approximately 15.1% were NPLs based on UPB. Net proceeds from the sale of the senior securities provided leverage of approximately 2.8 times the related equity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 28, 2015, we issued 29,790 shares of our common stock to the Manager in payment of half of its quarterly management fee for the second quarter of 2015. On October 27, 2015, we issued 14,710 shares of our common stock to the Manager in payment of part of its quarterly management fee for the third quarter of 2015. After our IPO, the management fee shares were and will be deemed to be the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock were and is paid. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The management fee expense associated with these shares was recorded as an expense in the first, second and third quarters of 2015.

On July 28, 2015, we issued each of Messrs. Condas, Handley, Hoffman and Ogren 435 shares of our common stock in payment of half of his quarterly director fees. On October 27, 2015, we issued each of Messrs. Condas, Handley, Hoffman and Ogren 427 shares of our common stock in payment of half of his quarterly director fees. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: November 12, 2015	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Glenn J. Ohl
Glenn J. Ohl
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amended and Restated Management Agreement dated October 27, 2015; incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 2, 2015.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

