Form 10-K
period 2015-12-31
Great Ajax Corp.
filed 2016-03-29
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
001-36844
(Commission file number)

GREAT AJAX CORP.
(Exact name of registrant as specified in its charter)

Maryland State or other jurisdiction of incorporation or organization	47-1271842 (I.R.S. Employer Identification No.)
9400 SW Beaverton-Hillsdale Hwy, Suite 131 Beaverton, OR 97005 (Address of principal executive offices)	97005 (Zip Code)
503-505-5670
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $207,247,958 based on the price per share of  $14.02, the average price on June 30, 2015.
As of March 18, 2016, 15,942,638 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding, which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement with respect to its 2016 Annual Meeting of Stockholders are incorporated by reference into this annual report on Form 10-K in response to Part III, Items #10, 11, 12, 13 and 14.

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

•
difficulties in identifying re-performing (“RPL”) and non-performing loans (“NPL”) and properties to acquire;

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

Item 1.   Business
Overview
Great Ajax Corp. is a Maryland corporation that focuses primarily on acquiring, investing in and managing a portfolio of re-performing and non-performing mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. Re-performing loans are loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Non-performing loans are loans on which the most recent three payments have not been made. We also invest in loans secured by multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The multi-family and commercial mixed-use properties generally have loan values of up to approximately $5 million. We refer to these as “smaller commercial properties.” We are organized and operated in a manner intended to allow us to qualify as a REIT.
Our primary strategy is to acquire, own and manage re-performing and non-performing mortgage loans, which are serviced by Gregory Funding LLC (“Gregory”), our affiliated servicer. We seek to acquire loans at significant discounts to our estimates of the value of the underlying real estate and of the unpaid principal balance, or UPB, of the loan. Unlike other loan acquirers, who often rely on pooled estimates in analyzing and pricing portfolios, our Manager uses proprietary models and data developed by its affiliates to evaluate individual assets and to help determine cities, neighborhoods and properties that it believes will experience home price appreciation, or HPA. These proprietary analytics have inputs for economic and demographic data that include changes in unemployment rates, median household incomes, housing starts, crime rates, education, electoral participation and other variables that we believe closely correlate to property values. The proprietary models predict probabilistic future cash flows for each loan we seek to acquire. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. The database for these proprietary models contains foreclosure timelines on an individual county basis and, in some instances, also on an individual judge basis. We believe that these proprietary models permit us to acquire loans at prices we and the Manager believe represent a discount to UPB and current property values in non-auction purchases.
We generally securitize our mortgage loans and retain subordinated securities from our securitizations. We also hold “real estate-owned” properties, or REO, acquired upon the foreclosure or other settlement of our owned non-performing loans, as well as through outright purchases. Our REO consists principally of single-family homes, although we also may own smaller commercial properties. Our resolution methods are tailored to each loan, based on our Servicer’s detailed analytics, and include, among others, loan modification, forbearance agreements, foreclosure, short sale and deed-in-lieu of foreclosure. In the event of foreclosure, our Manager determines, in part based on the information obtained from the Servicer regarding historical experience, whether to seek to sell any REO asset, including offering mortgage financing to the purchaser, or to hold the REO as a rental property. We conduct some of these activities through a taxable REIT subsidiary, or TRS. As part of our integrated approach, the Servicer focuses on understanding each borrower’s situation and working closely with the borrower to determine the most appropriate resolution for both parties. We believe that purchasing re-performing and non-performing mortgage loans at significant discounts to UPB and underlying property values, as well as working, through Gregory, to support continuing or new payments by borrowers, allows us to achieve our targeted returns. However, if actual results differ from our assumptions, particularly if the value of the underlying properties were to decrease significantly, we may not achieve our targeted returns.

We are externally managed by Thetis Asset Management LLC, an affiliated entity. We own a 19.8% equity interest in our Manager through a TRS. In addition, at March 18, 2016, our Manager and the Servicer own in the aggregate 443,855 shares of our common stock. We believe that these ownership interests, combined with our paying a percentage of the base management fee to our Manager in shares of our common stock, align our Manager’s interests with our interests and those of our stockholders. See “— The Management Agreement.”
We believe that we benefit from the strategies employed by Aspen Capital, Gregory and our Manager. Aspen Capital and Gregory have successfully competed in the residential loan and property markets based on their ability to evaluate, acquire, manage and service loans on an individual basis rather than on a pooled basis. Using proprietary analytics and data tracking, our Manager and Gregory have the ability to evaluate large numbers of loans efficiently, determine individual valuations and develop resolution and cash flow paths. Consistent with Aspen’s past residential asset acquisitions and our recent operations, we are able to purchase loans through privately negotiated transactions rather than in the auction market. Since January 1, 2012 through December 31, 2015, over 90% of Aspen’s acquisitions have been through privately negotiated transactions.
Manager Experience
Since 2009 through December 31, 2015, the management team of our Manager, on behalf of Aspen Capital, has invested more than $847.6 million in more than 5,868 residential assets, including the assets in our portfolio, with an aggregate UPB and REO market value at time of purchase or conversion of approximately $1.3 billion. Aspen Capital’s overall portfolios of loans and properties may differ significantly from the mortgage loans we acquire in terms of interest rates, principal balances, geographic distribution, types of properties, lien priority, origination and underwriting criteria, and other possibly relevant characteristics. In addition, Aspen Capital’s past performance is not indicative of future results and its results were not achieved by a public company (subject to legal and regulatory expenses) nor by an entity organized as a REIT. Results are necessarily reflective of particular market conditions and current and future market conditions and economic factors beyond management’s control, which may cause future results to vary.
The Servicer
Gregory was formed by the members of our Manager’s management team to service “high-touch” assets, which are loans that require substantial and active interaction with the borrower for modification or other resolution. These loans are to less creditworthy borrowers or for properties the value of which has decreased and are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Gregory, or its wholly owned subsidiary, is licensed to service loans in all states in which it does business and has unsupervised Title II Mortgagee authorization from the Federal Housing Administration, or FHA. Gregory, or its wholly owned subsidiary, is also a licensed mortgage lender in 23 states, and currently has mortgage loan origination staff who are licensed in 11 of those states. As of December 31, 2015, Gregory, for our account, its own account and for affiliated entities comprised primarily of third-party investors, services a portfolio of residential and commercial mortgage loans and REO throughout the United States with UPB and REO principal balance of approximately $1.0 billion.
Our Manager and the Servicer are located in separate premises in the same building and share IT resources, which should lead to more effective oversight by our Manager. We also believe this close collaboration leads to better communication among our Manager, the Servicer and us and greater ability by our Manager and the Servicer to enhance IT systems and upgrade analytics with desired features, which should enable our Manager and the Servicer to determine the optimal resolution strategy for each loan more quickly. Our Manager communicates an initial pool level strategy to the Servicer and hosts a training session to review priorities and optimal solutions. During the training session, our Manager can discuss any exceptions found during the due diligence process and provide guidance to the Servicer on addressing any issues effectively. In addition to training sessions and informal discussions, both parties meet weekly to review individual modification requests. Every employee of our Manager is very familiar with all functions of the Servicer, which allows them to monitor performance at a granular level to maximize individual asset returns.

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
Strategy
We are continuing the opportunistic strategy developed by our Manager’s management team at Aspen in a REIT structure that we believe provides us access to capital and allows us to compete for more significant investment opportunities in the evolving mortgage markets. This strategy enables us to generate attractive current yields and risk-adjusted total returns for our stockholders. We intend to continue to distribute substantially all of our REIT taxable income to our stockholders in accordance with applicable REIT qualification requirements. Our strategy consists of:
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

We believe that purchasing re-performing and non-performing mortgage loans at significant discounts to UPB and underlying property values, as well as working, through Gregory, to support continuing or new payments by borrowers, allows us to achieve our targeted returns. However, if actual results differ from our assumptions, particularly if the value of the underlying properties were to decrease significantly, we may not achieve our targeted returns.
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
Based on the experience of our Manager’s management team, we believe that acquiring re-performing and non-performing mortgage loans results in higher risk-adjusted returns and provides us a cost advantage over other real property acquisition channels, such as foreclosure auctions and REO acquisitions.
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

•
We believe that we are able to purchase mortgage loans at lower prices than REO properties because sellers of such loans are able to avoid paying the costs typically associated with sales of real estate, whether single-family residences or smaller commercial properties, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this motivates the sellers to accept a lower price for the re-performing and non-performing loans than they would if selling REO directly.

•
We believe there are fewer participants in the re-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure and expertise involved in servicing loans and managing single-family rental properties across various states. Additionally, as the acquirer of loans, we take the risk of delays in the foreclosure process for non-performing loans. We focus on smaller pools of mortgage loan assets that we analyze on a loan-by-loan basis. We are able to aggregate these smaller pools, often at a greater discount than would be available for larger pools. We believe the relatively lower level of competition for re-performing and non-performing loans, particularly in smaller pools, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to acquire REO.

We use proprietary models to predict probabilistic future cash flows for each loan. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. We value each portfolio on a loan-by-loan and property-by-property basis and generate cash flow projections as if each non-performing loan was foreclosed and resolved according to the expected resolution method. Some of the variables used are the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents. For loan pool acquisitions, we target a 9 – 18% return, without taking into account or giving effect to any borrowings, which we refer to as an unlevered return. We forecast the relative likelihood of each resolution method — foreclosure, deed-in-lieu, short sale and rental — for non-performing loans. For re-performing pool acquisitions, we analyze each loan for re-default probability, loan-to-value ratio, interest rate and structure of the loan and the likely resolution method in the event the loan stops performing. Each re-performing loan is analyzed through both a performing and non-performing path.
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
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that allows us to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from regulation as an investment company under the Investment Company Act. As a result, our acquisition and management decisions depend on prevailing market conditions, and our targeted investments may vary over time in response to market conditions. We may change our strategy and policies without a vote of our stockholders. Moreover, although our independent directors will periodically review our investment guidelines and our portfolio, they generally will not review particular proposed asset acquisitions or asset management decisions. See “— Investment Guidelines.”
Our Portfolio
We acquire, invest in and manage a portfolio of mortgage loan assets as well as single-family and smaller commercial properties. We focus on acquiring and owning re-performing and non-performing mortgage loans and subordinated MBS securities from our own securitizations. We also hold REO acquired upon the foreclosure or other settlement of our owned non-performing loans or that we acquire in the market, principally single-family homes although we may also own smaller commercial properties. We assess the allocation of investments across asset classes, and within asset classes, based on the risk-adjusted relative value of each asset and the overall contribution of each asset to the anticipated performance of our investment portfolio and the value to be added to our investment portfolio. Additional factors that may affect the allocation of our investments include profiles of borrowers, geographic and demographic information, security, structure, seniority, credit enhancement, and legal matters. Our investment allocations are subject to change based on market changes and our assessment of the factors described above. See also “— Financing Strategy and Use of Leverage.”
We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records. We have not experienced material write downs or impairments on the mortgage loans we have purchased since we commenced operations in July 2014. As of December 31, 2015, of the 3,250 loans in our portfolio, 85.0% were re-performing loans and 15.0% were non-performing loans.
Gregory is the holder of record for one loan each in Georgia and Illinois because neither we nor our operating partnership holds the necessary licenses to hold those assets directly in such states. Gregory sells a 95% participation interest in the assets to our subsidiaries in exchange for 95% of the purchase price for the assets to be purchased by Gregory, which pays for the balance of such assets.

Additional Investments
Set forth below is a description of the asset classes in which we make investments.
Residential Mortgage Loans
Residential mortgage loans are loans secured by single-family residential real properties. We generally focus our residential mortgage loan acquisition efforts on the purchase of loan portfolios that are first lien, single-family fixed rate mortgage loans, ARMs and Hybrid ARMs with original terms to maturity of not more than 40 years and that are either fully amortizing or are interest-only for up to ten years, and fully amortizing thereafter. While we focus on older distressed mortgage loans, we have the ability to invest in newly originated mortgage loans. In most cases, the loans we purchase are re-performing, and non-performing.
Commercial Mortgage Loans
We also acquire commercial mortgage loans secured by smaller unit multifamily residences, which are considered commercial mortgage loans, as well as smaller mixed use retail/residential/office properties, which will generally have property values of less than $5 million. As with the single-family residential mortgage loans, we will have the ability to invest in newly originated mortgage loans, but we currently expect to focus on older distressed mortgage loans.
REO and Other Real Property
We will acquire individual real properties primarily through workouts of existing loans and foreclosure on defaulted loans as well as, to a much lesser extent, purchases from original owners. These properties consist of single-family residential properties, smaller multifamily residences and commercial mixed use retail/residential properties, such as smaller commercial facilities with ground floor retail units and residences above them. We may acquire on an opportunistic basis portfolios of residential single-family and multi-family properties throughout the United States.
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

For pool acquisitions, we target a 9 – 18% unlevered return. For non-performing loans, we forecast the relative likelihood of each resolution method — foreclosure, deed in lieu, short sale and rental. For re-performing pool acquisitions, we analyze each loan for re-default probability and resolution method. Each re-performing loan is analyzed through both a performing and non-performing path.
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
The most important factors in analyzing re-performing loans are the level and duration of continued re-performance, the potential for HPA, prevailing interest rates and the potential for economic growth and the availability of financing for the borrower. For non-performing loans, the most important factors are the expected time to either re-performance or foreclosure, the condition of the real property, the potential for HPA (although we do not use an assumption of HPA in our acquisition loan models), whether the property is located in an urban or rural area and its actual geographic location and relative costs of owning versus renting the property. The analysis of all mortgage loan and REO acquisitions is also affected by the supply of existing housing and rate of housing starts as higher construction costs, particularly if replacement cost is greater than market price, can slow the rate of starts and new housing inventory and lead to rising rental rates relative to mortgage payments. We evaluate geographic location priorities based on many different factors and data including, but not limited to, employment rates and the local mismatch between employment rates and housing supply, demographic shifts, cost of new construction, social services, education, crime and voting participation rates.
The following graphic outlines the process the Manager generally uses for assessing re-performing and non-performing portfolio investment opportunities:

100% review of property valuations through BPO review, statistical analysis and/or property visits
Re-Performing Loans
Non-Performing Loans
Analyzeloan,borrower and document characteristics to determine re-default, re-modification and performance probabilities
Analyze loan and borrower characteristics for short sale modification probability
Analyze effectiveness of loss mitigation process
Determine expected cash flows for continued payment probability and yield to average life
Determine cash flows from re default path through NPL analysis
Estimate risk based expected re-performing yield to average life
Estimate risk based short sale net proceeds
Estimate future foreclosure timelines using proprietary model
Combined risk based pricing
Estimate expected gross and net rental yield
Estimate expected yield to average life on carry-back financing sale
Due Diligence
Review title to validate lien position
Identify any other existing liens including tax liens, municipal liens, HOA dues, etc.
Evaluate compliance with laws at origination including RESPA and TILA
Analyze completeness of collateral files
Analyze servicer comments for outstanding litigation, pending settlement offers, property damage, etc.

Gregory Funding — Loan Servicing and Loan Resolution; Property Management
Gregory Funding LLC, and in California, its subsidiary, Gregory Funding Inc., sister entities with our Manager and indirect subsidiaries of Aspen, service our mortgage loans, mortgage-backed securities, or MBS, REO and other real estate assets. Gregory is licensed to service loans or is exempt from licensing in all states in which it does business. Gregory is also an approved servicer for the FHA and the Veterans Administration, or VA. As of the date of this annual report, Gregory and its subsidiary have approximately 80 employees, agents and independent contractors in nine states engaged in servicing mortgage loans and property management, and is licensed in every state in which licensing is required for such activities.

The Servicer employs various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, the Servicer focuses on (1) supporting the continuing performance of our re-performing loans; (2) converting a portion of our re-performing and non-performing loans to performing status; and (3) managing the foreclosure process and timelines with respect to the remainder of those loans.
Our preferred resolution methodology is typically to cause the re-performing and non-performing loans to perform. Following a period of continued performance, we expect many borrowers will refinance these loans with us or other lenders at or near the estimated value of the underlying property, potentially generating attractive returns for us. We believe loan re-performance followed by refinancing generates near-term cash flows, provides the highest possible stable economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these newly re-performing loans. However, based on historical experience, we expect that many of our non-performing residential mortgage loans will enter into foreclosure, ultimately becoming REO that we can, based on our analysis of risk-adjusted returns, sell, often while offering purchase money mortgage financing, or convert into rental properties. If a REO property does not meet our investment criteria, we expect the Servicer to engage in REO liquidation and short sale processes to dispose of the property and generate cash for reinvestment in other acquisitions. We believe that our multifaceted resolution approach generally creates optimal stable returns, as all loans and REO may not be amenable to a single resolution strategy. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a taxable REIT subsidiary, or TRS, prior to marketing the asset for sale.
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
Under the servicing agreement, the Servicer also provides property management, lease management and renovation management services associated with the real properties we acquire upon conversion of mortgage loans that we own or that we acquire directly and assists in finding third party financing for such properties.
The compensation payable by us to the Servicer for servicing our mortgage loans and managing our REO is described in more detail under “— Gregory Servicing Agreement.”
When we determine to sell a particular REO asset through our Servicer, we have the capability in certain states to underwrite and offer mortgage financing to the purchaser. We rely on Gregory’s in-depth knowledge of the properties when we facilitate financing in connection with a sale of a property through an unaffiliated lender. Unlike more traditional lenders, which base their underwriting primarily on the FICO® credit risk score, Gregory focuses on the borrower’s cash flow and residual income after satisfaction of monthly requirements, including the expenses for any dependents, employment stability and the ability to make a cash down payment. We may choose to purchase the loan. We believe that our ability to offer financing tailored to the particular borrower provides another tool to maximize our return by converting REO to long-term significant net yield generating assets. Gregory receives no additional compensation from us for originating REO sale financing or other loans that we acquire.

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
Our Manager has established an internal investment committee, consisting of Messrs. Mendelsohn and Schaub and three other Aspen investment professionals experienced in residential and/or smaller commercial real estate investments. Any purchase of re-performing or non-performing residential mortgage loans or of properties are analyzed by the capital markets group of our Manager and presented in written form to its investment committee for approval prior to purchase. Our Manager’s investment committee’s role is to act in accordance with the investment policy and guidelines approved by our board of directors for the investment of our capital. The investment committee may, without a vote of our stockholders, consider any investment, including investments in re-performing, non-performing and, as appropriate, performing residential and smaller commercial mortgage loans, consistent with our investment policy. We may also acquire single-family homes, smaller multi-family residential properties and smaller mixed use retail/residential/office properties either upon foreclosure or other settlement of our owned non-performing loans or in the market and opportunistically either sell such REO, including offering mortgage loans to the purchasers, or rent the REO for the short or long term.
Our Manager’s investment committee is authorized to finance our investment positions through repurchase agreements, warehouse lines of credit, securitized debt and other financing arrangements provided such agreements are negotiated with counterparties approved by the investment committee. Our Manager believes it is critical to structure any financing facilities to significantly limit the risk to our business from falling collateral values and margin calls. We fund our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. We may also hedge our interest rate exposure on our financing activities through the use of interest rate swaps, forwards, futures and options, subject to prior approval from the investment committee.
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
Broad Investment Policy Risks
Our investment policy is very broad and, therefore, our Manager has great latitude in determining the types of assets that are appropriate investments for us, as well as the individual investment decisions. In the future, our Manager may make investments on our behalf with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our board of directors periodically reviews our investment policy and guidelines and our investment portfolio but does not review or approve each proposed investment by our Manager unless it falls outside our previously approved investment policy or constitutes a related party transaction. In conducting periodic reviews, our board of directors relies primarily on information provided to it by our Manager. Transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors.
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
In addition, we expect to borrow money to finance or refinance the acquisition of re-performing and non-performing residential mortgage loans and REO and for general corporate purposes and we may borrow to finance the payment of dividends. Our investment policy, the assets in our portfolio, the decision to use leverage and the appropriate level of leverage will be based on our Manager’s assessment of a variety of factors, including our historical and projected financial condition, liquidity and results of operations, financing covenants, the cash flow generation capability of assets, the availability of credit on favorable terms, our outlook for borrowing costs relative to the unlevered yields on our assets, our intention to qualify and maintain our qualification as a REIT and exemption from the Investment Company Act, applicable law and other factors, as our board of directors may deem relevant from time to time. Our decision to use leverage is at our Manager’s discretion and is not subject to the approval of our stockholders. We are not restricted by our governing documents in the amount of leverage that we may use.
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
Financing Strategy and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. Our repurchase agreements will generally not exceed 65% of our purchase price or 65% of property value, whichever is less. We generally incur more leverage on re-performing loans than on non-performing loans. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of our securitizations, our repurchase financing facility and any other outstanding indebtedness.
In a repurchase agreement, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase agreements are generally accounted for as debt secured by the underlying assets. During the term of a repurchase agreement, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repurchase agreement financings are often used to purchase additional assets subject to the same repurchase agreement, our financing arrangements are not expected to restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repurchase agreement arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin. Given daily market volatility, we and our repurchase agreement counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repurchase agreement financing counterparties generally have the right to determine the value of the underlying collateral for purposes of determining the amount of margin, subject to the terms and conditions of our agreement with the counterparty, including in certain cases our right to dispute the counterparty’s valuation determination.
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
Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. Our charter, bylaws and investment policies require no minimum or maximum leverage and our investment and risk management committees have the discretion, subject to the oversight of our full board of directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio either in the aggregate or by asset class, although we currently expect that our debt-to-equity ratio will be within a range of 1:1 to 2:1. As of December 31, 2015, we had a debt-to-equity ratio of 1.58:1.
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
The Management Agreement
On July 8, 2014, we entered into a 15-year management agreement with the Manager, which was amended and restated on October 27, 2015 (the “Management Agreement”). Under the Management Agreement, the Manager implements our business strategy and manages our business and investment activities and day-to-day operations, subject to oversight by our board of directors. Among other services, the Manager, directly or through Aspen affiliates, provides us with a management team and necessary administrative and support personnel.
Under the Management Agreement, we pay a quarterly base management fee based on our stockholders’ equity and a quarterly incentive management fee based on our cash distributions to stockholders. We pay our Manager fees as follows: the initial $1 million of the quarterly base management fee is payable 75% in cash and 25% in shares of our common stock. Any amount of the base management fee in excess of  $1 million is payable in shares of our common stock until payment is 50% in cash and 50% in shares (the “50/50 split”). Any remaining amount of the quarterly base management fee after the 50/50 split threshold is reached is payable in equal amounts of cash and shares. As for the Manager’s incentive fee, in the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee is payable in shares of our common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of our common stock and 80% of the remaining incentive fee is payable in cash.
Our Manager is entitled to an incentive fee only if our board of directors declares a dividend from REIT taxable income, which on an annualized basis exceeds 8% of our book value per share, and upon earnings exceeding certain thresholds for a given series of calendar quarters. The incentive fee is payable at the same time that the dividend is payable to our stockholders. Our Manager will not receive any incentive fee in respect of a dividend constituting a return of capital. We also reimburse our Manager for all third party, out of pocket costs incurred by our Manager, including third party diligence and valuation consultants, legal expenses, auditors and other financial services. Neither we nor our Manager may terminate the management agreement without cause during the first 24 months of its term. Following such 24-month period, we or the Manager may terminate the management agreement without cause or in connection with any renewal of the management agreement, subject in certain cases, to payment of a termination fee.
Gregory Servicing Agreement
Under the servicing agreement, Gregory receives servicing fees ranging from 0.65%  – 1.25% annually of UPB (or the fair market value or purchase of REO we own or acquire). Gregory is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, the actual cost of any repairs and renovations. The total fees incurred by us for these services is dependent upon the UPB and type of mortgage loans that Gregory services, property values, previous UPB of the relevant loan, and the number of REO properties. The agreement automatically renews for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, we may be obligated to pay a termination fee. The management agreement will automatically terminate at the same time as the servicing agreement if the servicing agreement is terminated for any reason.
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
In the face of this competition, we rely on our Manager’s professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess risks and determine appropriate pricing for certain potential assets. In addition, we believe that these relationships enable us to compete more effectively for attractive asset acquisition opportunities. However, we may not be able to achieve our business objectives due to the competitive risks that we face.
Operating and Regulatory Structure
Tax Requirements
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Provided that we continue to qualify and maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to continue to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and non-U.S. taxes on our income. For example, for any business that we conduct through a TRS, the income generated by that subsidiary will be subject to U.S. federal, state and local income tax. GAJX Real Estate LLC is a wholly owned subsidiary of the operating partnership formed to own, maintain, improve and sell certain REO purchased by us. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of our operating partnership that owns our 19.8% equity interest in our Manager. We have elected to treat both GAJX Real Estate LLC and Thetis TRS as taxable REIT subsidiaries under the Code. On February 22, 2016, we received a Private Letter Ruling from the Internal Revenue Service in connection with our income earned through the Manager. Currently, our interest in the Manager is held through a taxable REIT subsidiary and is subject to federal and state income taxes. The ruling affirmed that we can generally own the Manager indirectly through our operating partnership without the associated income impacting our applicable REIT testing requirements. Consistent with the ruling, we are currently exploring options for transferring our interest in the Manager to our operating partnership.
Investment Company Act Exclusion
We conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term ‘‘investment securities,’’ among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We are organized as a holding company and conduct our businesses primarily through wholly owned subsidiaries of our operating partnership. Our operating partnership holds certain real estate and real estate-related assets, directly and through subsidiaries. Neither we nor our operating partnership nor Great Ajax Funding is an investment company under Section 3(a)(1)(C). In addition, we conduct our operations so that neither we nor our operating partnership nor Great Ajax Funding come within the definition of an investment company by ensuring that less than 40% of the value of our total assets on an unconsolidated basis consists of  “investment securities.”

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
Employees
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Each of our executive officers is an employee or officer or both, of our Manager or of the Servicer, and they are paid by our Manager or the Servicer, as applicable. Our Manager and the Servicer share employees with other affiliates of Aspen as necessary to implement our business strategy. Aspen and its affiliates, including the Servicer, have approximately 83 employees who may provide services to us or to our Manager or the Servicer for our benefit.
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
We were incorporated on January 30, 2014 and commenced operations on July 8, 2014, following the closing of our initial private placement. Prior to July 8, 2014, neither we nor our Manager had any operating history, and our Manager had not previously operated or managed a REIT. We cannot assure you that we will be able to continue to operate our business successfully or implement our operating policies and strategies. There can be no assurance that we will be able to continue to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders or any distributions at all. The results of our operations depend on factors over which we have no control, including the availability of acquisition opportunities, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the mortgage loan and financial markets and general economic conditions.
A significant portion of the residential mortgage loans that we acquire are, or may become non-performing loans, which could increase our risk of loss.
We acquire residential mortgage loans where the borrower has failed to make timely payments of principal and/or interest currently or in the past. As part of the residential mortgage loan portfolios we purchase, we also may acquire performing loans that subsequently become non-performing. We currently do not expect to acquire newly originated residential mortgage loans on properties that are not already part of our mortgage loan or REO portfolio. Under current market conditions, many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Although we expect to purchase loans at significant discounts to UPB and underlying property value, if actual results are different from our assumptions in determining the prices for such loans, particularly if the market value of the underlying property decreases significantly, we may incur significant losses. There are no limits on the percentage of non-performing loans we may hold. Any loss we incur may be significant and could materially and adversely affect us.
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
In addition, the U.S. Congress and numerous state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Act also created the CFPB, which supervises consumer financial services companies (including bank and non-bank mortgage lenders and mortgage servicers) and enforces U.S. federal consumer protection laws as they apply to banks, credit unions and other financial services companies, including mortgage servicers, and which has issued many regulations regarding mortgage origination and servicing. These regulations provide for special remedies in favor of consumer mortgage borrowers, particularly upon default and foreclosure. It remains uncertain whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we may experience difficulty in finding target assets at attractive prices, which will materially and adversely affect us. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand for properties that we may seek to rent in our markets.
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the smaller commercial real estate market, the financial markets and the economy in general. Concerns about the residential mortgage market, as well as inflation, energy costs, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system, continuing relatively high unemployment and under-employment and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies continue to announce losses from exposure to the residential mortgage market. These factors have affected investor perception of the risk associated with MBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values of certain of our assets and the asset classes in which we intend to invest have experienced volatility. Further deterioration of the mortgage market and investor perception of the risks associated with MBS we may retain as part of our securitizations, as well as other assets that we acquire could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
We may be materially and adversely affected by risks affecting borrowers or the single-family rental properties in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.
Our assets are not subject to any geographic, diversification or concentration limitations. Accordingly, our investment portfolio may be concentrated by geography, single-family rental property characteristics and/or borrower demographics, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for single-family housing or rentals in these or other areas where we own assets may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments. Historically, the mortgage and real estate assets acquired by affiliates of our Manager have been concentrated in Florida and the western and southwestern United States.
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
The whole residential mortgage loans and other residential mortgage assets in which we invest are subject to risk of default, among other risks.
The mortgage loans and other mortgage-related assets that we acquire from time to time may be subject to defaults (including re-default for re-performing loans), foreclosure timeline extension, fraud,

residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us. Residential mortgage loans are secured by single-family residential property and, when not guaranteed by a government sponsored enterprise, or GSE, such as Fannie Mae and Freddie Mac, or securitized through Ginnie Mae, are subject to risks of delinquency and foreclosure and risks of loss. The payment of the principal and interest on the mortgage loans we acquire would not typically be guaranteed by any GSE or any other governmental agency. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that can benefit senior tranches of MBS. A whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly affect the value of such mortgage. The ability of a borrower to repay a loan secured by a residential property typically depends upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of nature, terrorism, social unrest and civil disturbances, may impair a borrower’s ability to repay a mortgage loan. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on a foreclosed mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
Whole mortgage loans are also subject to “special hazard” risk such as property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property. Although we acquire mortgage loans at significant discounts from their UPB and underlying property value, in the event of any default under a mortgage loan held directly by us, we bear a risk of loss of the principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and results of operations. The MBS we retain from our own securitizations evidence interests in, or are secured by, pools of residential mortgage loans. Accordingly, the MBS that we hold is subject to all of the risks of the respective underlying mortgage loans.
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
Before making an investment, we conduct (either directly or using third parties) certain due diligence. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, our due diligence processes will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
The failure of a seller of mortgage loans to provide all the necessary documentation to us could adversely affect our ability to leverage our assets or otherwise service the mortgage loans that we will own.
Pursuant to customary provisions in the purchase agreements governing our loan acquisitions, we also generally have the right to cause the sellers to repurchase certain loans if they do not provide proper documentation to evidence ownership or first lien status with respect to such loans within a specified time period. Any delay or inability to obtain such documentation could adversely affect our ability to leverage such loans, could adversely affect the Servicer’s ability to service those mortgage loans and any such repurchases by the sellers would decrease the size of our portfolio.
We primarily own higher risk loans, which are more expensive to service than conventional mortgage loans.
A significant percentage of the mortgage loans we own are higher risk loans, meaning that the loans are to less creditworthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by state and U.S. federal regulators or may experience higher compliance costs, which could result in a further increase in servicing costs. Through the servicing agreement, the Servicer passes along to us many of the additional third-party expenses incurred by it in servicing these higher risk loans. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, could adversely affect our business, financial condition and results of operations.
A change in delinquencies for the loans we own could adversely affect our business, financial condition and results of operations.
Delinquency rates have a significant impact on our revenues and expenses of our mortgage loans as follows:
•
Revenue.   Increased delinquencies generate higher ancillary fees to the loan servicer, which fees are recoverable, if at all, in the event that the related loan is liquidated prior to payment of the interest on the loan or MBS that we own.

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
Moreover, a significant percentage of the mortgage loans we own are higher risk loans, which tend to have higher delinquency and default rates than GSE and government agency-insured mortgage loans. These higher risk loans, combined with decreases in property values, have caused increases in loan-to-value ratios, resulting in borrowers having little or negative equity in their property, which may provide incentive to borrowers to strategically default on their loans. Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors.

Market conditions and other factors may affect our ability to securitize assets, which could increase our financing costs and adversely affect our results of operations and ability to make distributions.
Our ability to obtain permanent non-recourse financing through securitizations is affected by a number of factors, including:
•
conditions in the securities markets, generally;

•
conditions in the asset-backed securities markets, specifically;

•
yields on our portfolio of mortgage loans;

•
the credit quality of our portfolio of mortgage loans; and

•
our ability to obtain any necessary credit enhancement.

In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. Recent conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, a general tightening of credit and substantial regulatory uncertainty. Although we have been able to complete five securitizations, if these conditions worsen in the future, they could increase our cost of funding, and could reduce or even eliminate our access to the securitization market. As a result, these conditions could preclude us from securitizing assets acquired for such purpose.
Our ability to sell mortgage loans into securitizations could also be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to sell assets into securitizations. Provisions of the Dodd-Frank Act have required significant revisions to the legal and regulatory framework that apply to the asset-backed securities markets and securitizations. For example, Section 15G of the Securities Exchange Act of 1934, or the Exchange Act, as modified by the Dodd-Frank Act, generally requires the issuer of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities. While Section 15G includes an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages” (as defined in the accompanying regulations), re-performing loans of the type that we intend to purchase and securitize generally will not qualify for this exemption. We therefore are required to retain five percent or more of the credit risk associated with the assets we securitize.
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
The frequency at which prepayments (including voluntary prepayments by borrowers, loan buyouts and liquidations due to defaults and foreclosures) occur on mortgage loans, including those underlying MBS, is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the mortgage loans and any related MBS. These faster or slower than expected payments may adversely affect our profitability, although the effects vary because upon prepayment we can receive 100% of the remaining UPB that we had purchased at a significant discount.

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
The real estate assets and real estate-related assets we invest in are subject to the risks associated with real property.
We own real estate directly as well as assets that are secured by real estate. Real estate assets are subject to various risks, including:
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
We invest in second-lien mortgage loans or create securitizations with MBS backed by such loans. If a borrower defaults on a second lien mortgage loan or on its senior debt (i.e., a first-lien loan in the case of a residential mortgage loan), or in the event of a borrower bankruptcy, such loan will be satisfied only after all senior debt is paid in full. As a result, if we invest in second-lien mortgage loans and the borrower defaults, we may lose all or a significant part of our investment.
Our use of models in connection with the valuation of our assets and determination of the timing and amount of cash flows expected to be collected subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.
As part of the risk management process, we use our Manager’s detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by county, region, prepayment speeds and foreclosure frequency, cost and timing. Models and data are used to value assets or potential assets, assess the timing and amount of cash flows expected to be collected, and may also be used in connection with any hedging of our acquisitions. Many of the models are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the models to also be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation or cash flow models, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low, overestimate the timing or amount of cash flows expected to be collected, underestimate the timing or amount of cash flows expected to be collected, or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.
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
We create and retain MBS that is backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines. Consequently, the principal and interest on those MBS are not guaranteed by GSEs such as Fannie Mae and Freddie Mac, or securitized through Ginnie Mae. We do not currently expect to acquire third-party non-Agency MBS.
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
We rely on the Servicer to service and manage our assets, including managing collections on our whole mortgage loans and the mortgage loans underlying our retained MBS. If the Servicer is not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If the Servicer takes longer to liquidate non-performing assets, our losses may be higher than originally anticipated. We also rely on the Servicer to provide all of our property management, lease management and renovation management services associated with the real properties we acquire upon conversion of residential mortgage loans that we own or that we acquire directly. The failure of the Servicer to effectively service our mortgage loans assets, including the mortgage loans underlying any MBS we may own, REO and other real estate-related assets could negatively impact the value of our investments and our performance.
We rely on the Servicer for our loss mitigation efforts relating to mortgage loan assets, which loss mitigation efforts may be unsuccessful or not cost-effective.
We depend on a variety of services provided by the Servicer, including, among other things, to collect principal and interest payments on our whole mortgage loans as well as the mortgage loans underlying our retained MBS and to perform loss mitigation services. In addition, legislation and regulation that have been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans. Mortgage servicers may be required or incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the owners of the mortgage loans. In addition to legislation and regulation that establishes requirements or creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, federal legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, recent laws and regulations, including CFPB regulations, delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the MBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative and regulatory actions, the Servicer may not perform in our best interests or up to our expectations, which could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.
We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
There continues to be uncertainty regarding the timing and ability of servicers to remove delinquent borrowers from their homes, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to owners of the mortgage loans or related MBS. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse and securitization processes, mortgage servicers may have difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of servicers’ control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The Servicer’s failure to remove delinquent borrowers from their homes in a timely manner could increase our costs, adversely affect the value of the property and mortgage loans and have a material adverse effect on our results of operations and business.
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
Our decision whether to rent or sell any REO we acquire upon conversion of non-performing loans or acquire directly will depend on conditions in the relevant geographic markets, and if our assumptions about rental rates and occupancy levels in our markets are not accurate, our operating results and cash available for distribution could be adversely affected.
We either sell or rent the real property, either single-family residences or smaller commercial properties, that we acquire upon conversion of non-performing mortgage loans or directly. The success of our business model substantially depends on conditions in the applicable sales or rental markets in the relevant geographic markets, including, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, our operating results and cash available for distribution could be lower than expected, potentially materially.
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
Our ability to make distributions to our stockholders depends on our operating results, our financial condition and other factors, and we may not be able to make regular cash distributions at a fixed rate or at all under certain circumstances.
We make distributions to our stockholders in amounts such that we distribute substantially all of our taxable income in each year (subject to certain adjustments). This distribution policy enables us to avoid being subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. However, our ability to make distributions depends on our results of operations, which may experience uneven cash flow because we hold re-performing and non-performing loans our earnings, applicable law, our financial condition and such other factors as our board of directors may deem relevant from time to time. We will declare and make distributions to our stockholders only to the extent approved by our board of directors.
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
We use leverage to finance our investment operations and to enhance our financial returns and potentially to pay dividends. Sources of leverage may include bank credit facilities, warehouse lines of credit, structured financing arrangements (including securitizations) and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. We may use repurchase agreements to acquire certain assets, including our internally developed MBS, until we can securitize the assets. Because repurchase agreements are short-term borrowing, typically with 30- to 90-day terms although some may have terms up to 364 days, they are more subject to volatility in interest rates and lenders willingness to extend such borrowings. We currently do not expect a majority of our borrowings to be repurchase agreements or other short-term borrowings. Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. We intend to use leverage for the primary purpose of financing acquisitions for our portfolio and not for the purpose of speculating on changes in interest rates. We do not have a targeted debt-to-equity ratio generally or for specific asset classes, although we currently expect that our debt-to-equity ratio will be within a range of 1:1 to 2:1. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of our financing activity. Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and, as necessary, to renew or replace borrowings as they mature.
Leverage magnifies both the gains and the losses of our positions. Leverage increases our returns as long as we earn a greater return on investments purchased with borrowed funds than our cost of borrowing such funds. However, if we use leverage to acquire an asset and the value of the asset decreases, the leverage increases our losses. Even if the asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage decreases our returns.
We may be required to post large amounts of cash as collateral or margin to secure our repurchase commitments. In the event of a sudden, precipitous drop in value of our financed assets, we might not be able to liquidate assets quickly enough to repay our borrowings, further magnifying losses. Even a small decrease in the value of a leveraged asset may require us to post additional margin or cash collateral. This may decrease the cash available to us for distributions to stockholders, which could adversely affect the price of our common stock. In addition, our debt service payments reduce cash flow available for distribution to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to sale to satisfy our debt obligations.
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
Conflicts presented by our acquisition of our initial portfolio through acquisition of assets of Little Ajax II.   In July 2014, we acquired our initial portfolio of mortgage-related assets by acquiring 82% of the limited liability company interests of Little Ajax II from Flexpoint REIT Investor (as defined below) and one of the Wellington Investors (as defined below) and their respective affiliates. In September 2014, we acquired the remaining interests in this initial mortgage-related asset portfolio from Little Ajax II and from Gregory. While we believe that the purchase price for these assets was substantially equal on a pro rata basis to the original purchase prices paid by Little Ajax II and Gregory for their portions of the assets, the transactions were not negotiated at arms’-length and could contain terms less favorable to us than terms of similar agreements negotiated with unaffiliated third parties. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition, prior to any securitization of our assets, Gregory acts as the holder of record for mortgage loans in states in which neither we nor our subsidiaries can own the assets directly because we do not have the necessary licenses. We or our subsidiaries hold 95% participation interests in those loans and when we acquire such loans to securitize them we expect to acquire the entirety of such loans at the same purchase price as Gregory initially acquired such loans.
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
We own a 19.8% equity interest in our Manager through Thetis TRS. As of March 18, 2016, our two largest stockholders, Flexpoint Great Ajax Holdings LLC (“Flexpoint REIT Investor”) an affiliate of an investment fund managed by Flexpoint Ford LLC, and investors consisting of an investment fund for which Wellington Management Company LLP is the investment advisor and one or more other investment advisory clients of Wellington Management Company LLP (collectively, the “Wellington Investors”) own 12.0% and 18.6%, respectively, of our outstanding common stock (assuming redemption of outstanding limited partnership units of our operating partnership, or OP Units, on a 1-for-1 basis into shares of our common stock after one year of ownership). In addition, Flexpoint REIT Investor and one of the Wellington Investors each own 26.73% of our Manager, and 9.8% of Great Ajax FS LLC (“GA-FS”), the

parent of the Servicer. Mr. Mendelsohn controls 50% of the manager of Aspen, which is the direct parent of our Manager and GA-FS, and has certain economic and/or management rights with respect to 7.8% of the interests in Aspen. Furthermore, each of our executive officers is an executive officer of our Manager or the Servicer and has interests in our relationship with them that may be different from the interests of our stockholders. In particular, these individuals, other than the chief financial officer, have a direct interest in the financial success of our Manager or the Servicer, which may encourage these individuals to support strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and our Manager, Gregory, Aspen or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence — Agreements with Anchor Investors.”
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
In addition, in conducting periodic reviews, our board of directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies. Transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. In addition, we may change our investment policy and guidelines and targeted asset classes at any time without the consent of our stockholders, and this could result in our making investments that are different in type from, and possibly riskier than, our current investments or the investments currently contemplated. Changes in our investment policy and guidelines and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.
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
The servicing agreement was not negotiated at arm’s-length.
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
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. In order for us to continue to qualify as a REIT, no more than 50% of the value of our outstanding shares of capital stock (after taking into account options to acquire shares of stock) may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to help us qualify as a REIT, among other purposes, our charter generally limits the beneficial or constructive ownership of our (a) common stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or (b) capital stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our capital stock. Our board of directors, in its sole and absolute discretion, may grant an exemption to certain of these prohibitions, subject to certain conditions and receipt by our board of certain representations, covenants and undertakings. In connection with our Private Placements, our board of directors waived such limit in connection with the ownership by Flexpoint REIT Investor, the Wellington Investors and certain other investors. Our board of directors may also from time to time increase this ownership limit for one or more persons and may increase or decrease such limit for all other persons. Any decrease in the ownership limit generally applicable to all stockholders will not be effective for any person whose percentage ownership of our stock is in excess of such decreased ownership limit until such time as such person’s percentage ownership of our stock equals or falls below such decreased ownership limit, but any further acquisition of our stock in excess of such decreased ownership limit will be in violation of the decreased ownership limit. Our board of directors may not increase the decreased ownership limit (whether for one person or all stockholders) if such increase would allow five or fewer individuals (including certain entities) to beneficially own more than 49.9% in value of our outstanding capital stock.
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

•
our ability to maintain the listing of our common stock on a national securities exchange;

•
failure to qualify or maintain our qualification as a REIT; and

•
failure to maintain our exemption from registration under the Investment Company Act.

We cannot assure you that the past experience of our management team or our Manager’s management team, or our Servicer’s management team will be sufficient to continue to successfully operate our company as a publicly traded company.
We have a limited operating history as a publicly traded company. We cannot assure you that the past experience of our management team or our Manager’s management team will be sufficient to operate our company as a publicly traded company, including timely compliance with the disclosure and financial reporting requirements of the SEC. We are required to develop and implement control systems and procedures in order to satisfy our periodic and current reporting requirements under applicable SEC regulations, maintain adequate control over our financial reporting and financial processes and comply with the listing standards of the New York Stock Exchange, or the NYSE. This transition, and the continuing development of applicable policies and procedures could place a significant strain on our Manager’s and / or our Servicer’s management systems, infrastructure and other resources, any of which could materially adversely impact our business, results of operations and financial condition.
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
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of internal control that need further improvement, and we cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure that our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all.
We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.
To continue to qualify and maintain our qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we make regular quarterly distributions to holders of our common stock out of legally available funds. Our current policy is to pay quarterly distributions that, on an annual basis, will equal all or substantially all of our net taxable income. We have not, however, established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this annual report. All distributions are made at the discretion of our board of directors and depend on our earnings, our financial condition, any debt covenants, qualification and maintenance of our REIT qualification, restrictions on making distributions under Maryland law and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future and our board of directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
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

In addition, being a public company subject to these rules and regulations requires us to incur substantial costs to increase coverage under our director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are subject to reporting and other obligations under the Exchange Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We expect to be an “emerging growth company” as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (i) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholders advisory votes on executive compensation. We have elected to use an extended transition period for complying with new or revised accounting standards. We cannot predict whether investors will consequently find shares of our common stock less attractive, which may adversely affect the market price of our common stock.
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
	Price Range
Period	High	Low
2016
First Quarter (through March 18, 2016)	$12.52	$9.06
2015
Fourth Quarter	$13.29	$11.70
Third Quarter	$14.32	$12.30
Second Quarter	$14.98	$12.61
First Quarter (from February 13, 2015 to March 31, 2015)	$14.99	$13.98
Holders
As of March 18, 2016, there were 160 stockholders of record.
Dividends
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. U.S. federal income tax law requires that a REIT distribute each year an amount equal to at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain.
To satisfy the distribution requirement necessary to qualify as a REIT and to avoid paying U.S. federal tax on our income, we make regular quarterly distributions of substantially all of our REIT taxable income to holders of our common stock. Any distributions we make is at the discretion of our board of directors and depends upon our earnings and financial condition, qualification and maintenance of REIT status, applicable provisions of the MGCL and such other factors as our board of directors deems relevant. For more information regarding risk factors that could materially adversely affect our earnings and financial condition, see “Item 1A. Risk Factors.”
To the extent that cash available for distribution is less than our REIT taxable income, we could be required to sell assets, borrow funds or raise equity capital to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We generally are not required to make distributions with respect to activities conducted through Thetis TRS or any other TRS that we may form.
We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may be designated by us as capital gain or may constitute a return of capital. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains.

The following chart shows dividends declared by our board of directors:
Date Dividend Declared	Dividend Amount	Record Date	Dividend Payment Date
November 12, 2014	$0.08	November 21, 2014	December 4, 2014
January 16, 2015	$0.16	January 13, 2015	January 30, 2015
May 4, 2015	$0.18	May 15, 2015	May 29, 2015
August 3, 2015	$0.22	August 14, 2015	August 28, 2015
October 27, 2015	$0.24	November 13, 2015	November 27, 2015
February 23, 2016	$0.24	March 11, 2016	March 24, 2016
Unregistered Sales of Securities
In private placement transactions on March 1, 2016, pursuant to Section 4(a)(2) of the Securities Act, we issued 14,910 shares of our common stock to the Manager in payment of part of the management fee due for the fourth quarter of 2015 and we issued each of our four independent directors 419 shares of our common stock in payment of half of their quarterly director fees for the fourth quarter of 2015.

PART III
Item 6.
Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K, from which it is derived. The selected consolidated statements of income data for the period from January 30, 2014, our inception date, through December 31, 2014 and the year ended December 31, 2015 and the selected consolidated balance sheet data as of December 31, 2015 and 2014, are derived from the audited consolidated financial statements included elsewhere in this annual report. The historical results presented below are not necessarily indicative of future results of operations.
Statements of Income (Dollars in thousands except per share data)	For the year ended December 31, 2015	From Inception (January 30, 2014) through December 31, 2014
INCOME
Loan interest income	$47,700	$6,940
Interest expense	(11,499)	(771)
Net interest income	36,201	6,169
Income from investment in Manager	198	12
Other income	1,069	87
Total income	$37,468	$6,268
EXPENSE
Related party expense – management fee	$3,353	$956
Related party expense – loan servicing fees	3,993	485
Other fees and expenses	4,328	1,077
Total expense	$11,674	$2,518
Income before provision for income tax	$25,794	$3,750
Provision for income tax	2	—
Consolidated net income	$25,792	$3,750
Less: consolidated net income attributable to the non-controlling interest	1,038	326
Consolidated net income attributable to common stockholders	$24,754	$3,424
Basic earnings per common share	$1.68	$0.41
Diluted earnings per common share	$1.68	$0.40

Balance sheet (Dollars in thousands)	At December 31, 2015	At December 31, 2014
Total assets	$615,379	$272,758
Total liabilities	$377,566	$101,478
Non-controlling interest	$10,011	$9,473
Total equity	$237,813	$171,280

The table below provides our weighted average equity per quarter for the last two years. Results for the third quarter of 2014 are for a partial quarter only as we commenced our operations on July 8, 2014.
Weighted average equity by quarter	2015	2014
First Quarter ...	194,708	—
Second Quarter	226,164	—
Third Quarter	230,170	127,282
Fourth Quarter	234,562	135,983
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Great Ajax Corp. is a Maryland corporation that focuses primarily on acquiring, investing in and managing a portfolio of re-performing and non-performing mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. We also invest in loans secured by multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The multi-family and commercial mixed-use properties generally will have loan values of up to approximately $5 million. We refer to these as “smaller commercial properties.” We completed our IPO in February 2015, in which we and selling stockholders sold an aggregate of 5,276,797 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We sold 3,976,464 shares of common stock and selling stockholders sold 1,300,333 shares of common stock, in each case, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We used the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.
We are externally managed by Thetis Asset Management LLC, an affiliated entity. We own a 19.8% interest in the Manager. Our mortgage loans and other real estate assets are serviced by Gregory Funding LLC, an affiliated entity. We conduct substantially all of our business through our operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership, and its subsidiaries. We, through a wholly owned subsidiary, are the general partner of our operating partnership. Thetis TRS is a wholly owned subsidiary of the operating partnership that owns the equity interest in the Manager. We elected to treat Thetis TRS as a TRS under the Code. On February 22, 2016, we received a Private Letter Ruling from the Internal Revenue Service in connection with our income earned through the Manager. Currently, our interest in the Manager is held through a taxable REIT subsidiary and is subject to federal and state income taxes. The ruling affirmed that we can generally own the Manager indirectly through our operating partnership without the associated income impacting our applicable REIT testing requirements. Consistent with the ruling, we are currently exploring options for transferring our interest in the Manager to our operating partnership. In September 2014, we formed Great Ajax Funding LLC, a wholly owned subsidiary of the operating partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional securitizations. In November 2014, we formed AJX Mortgage Trust I, a wholly owned subsidiary of the operating partnership, in connection with a repurchase agreement. On February 1, 2015, we formed GAJX Real Estate LLC, as a wholly owned subsidiary of the operating partnership, to own, maintain, improve and sell certain REO purchased by us. We have elected to treat GAJX Real Estate LLC as a TRS under the Code.
We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code, and that our current intended manner of operation enables us to continue to meet the requirements for taxation as a REIT for U.S. federal income tax purposes.

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

Financing.   Our ability to grow our business by acquiring re-performing and non-performing loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet. In October 2014, November 2014, May 2015, July 2015 and October 2015, we completed securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. To qualify as a REIT under the Code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.
Resolution Methodologies.   We, through the Servicer, or our affiliates, employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a non-performing loan is resolved will affect the amount and timing of revenue we will receive. Our preferred resolution methodology is to modify non-performing loans. Once successfully modified and there is a period of continued performance, we expect that borrowers will typically refinance these loans either with other lenders or by the Servicer at or near the estimated value of the underlying property. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these modified loans. Though we do not actively seek to acquire REO or rental properties, through historical experience, we expect that many of our non-performing residential mortgage loans will enter into foreclosure or similar proceedings, ultimately becoming REO that we can convert into single-family rental properties that we believe will generate long-term returns for our stockholders. REO property can be converted into single-family rental properties or they may be sold through REO liquidation and short sale processes. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 48 months or longer from the loan acquisition date. The exact nature of resolution will depend on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS prior to marketing the asset for sale.
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
Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have some degree of credit quality deterioration since origination and have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Re-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month fiscal quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month fiscal quarter. Under ASC 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. We determine the excess of the loan pool’s contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, referred to as the non-accretable yield. The difference between expected cash flows and the purchase price (at acquisition) or the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For year ended December 31, 2015, we recognized no provision for loan loss. For the period from inception (January 30, 2014) through December 31, 2014, we recognized no provision for loan loss. For year ended December 31, 2015, we accreted $47.7 million into interest income with respect to our loan portfolio. For the period from inception (January 30, 2014) through December 31, 2014, we accreted $6.9 million into interest income with respect to our loan portfolio. As of December 31, 2015, our loan portfolio had a UPB of  $725.7 million and a carrying value of  $554.9 million, and at December 31, 2014, our loan portfolio had a UPB of  $298.6 million and a carrying value of  $211.2 million, in each case excluding one loan in which we hold a 40.5% beneficial interest through an equity method investee.
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
Residential properties.   Property is recorded at cost if purchased, or at the present value of future cash flows the asset if obtained through foreclosure by us. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition costs or fair market value. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.
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
Property held-for-sale is measured at cost at acquisition for purchased REO, or at the present value of future cash flows for foreclosed REO, and its subsequently measured at the lower of acquisition basis or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent BPO, or management’s judgment as to the selling price of similar properties.
Income Taxes.   We elected REIT status upon the filing of our U.S. federal income tax return for the year ended December 31, 2014, and have conducted our operations in order to satisfy and maintain eligibility for REIT status. Accordingly, we do not believe we will be subject to U.S. federal income tax on the portion of our REIT taxable income that is distributed to our stockholders as long as certain asset, income and stock ownership tests are met. If we fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. We may also be subject to state or local income or franchise taxes.
Thetis TRS, GAJX Real Estate LLC and any other TRS that we form, will be subject to U.S. federal and state income taxes. On February 22, 2016, we received a Private Letter Ruling from the Internal Revenue Service in connection with our income earned through the Manager. Currently, our interest in the Manager is held through a taxable REIT subsidiary and is subject to federal and state income taxes. The ruling affirmed that we can generally own the Manager indirectly through our operating partnership without the associated income impacting our applicable REIT testing requirements. Consistent with the ruling, we are currently exploring options for transferring our interest in the Manager to our operating partnership. Income taxes are provided for using the asset and liability method. Provision for income taxes of  $2,000 was recorded for the year ended December 31, 2015. No provision for income taxes was recorded for the period from inception (January 30, 2014) through December 31, 2014. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.
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
Results of Operations
The following discussion of our results of operations highlights our performance for the year ended December 31, 2015 and for the period from January 30, 2014 (inception) through December 31, 2014. Since we were formed on January 30, 2014 and did not commence operations until July 8, 2014, our results of operations for the period from inception through December 31, 2014 reflect our results for a partial year only. As a result, a comparison of the results of operations between the 2014 and the 2015 periods may not be comparable and is not indicative of the period to period variations that you should expect.
Financial Results Summary
(dollars in thousands except per share amounts)	Year ended December 31, 2015	Period from inception (January 30, 2014) through December 31, 2014
Revenues	$37,468	$6,268
Consolidated net income	$25,792	$3,750
Net income per diluted share	$1.68	$0.40
Average daily cash balance	$44,728	$23,818*
Average daily carrying value RPLs	$325,407	$93,187*
Average daily carrying value NPLs	$71,963	$18,449*

*
Average balances calculated from the date on which operations commenced.

Portfolio Acquisitions
(dollars in thousands)	Year ended December 31, 2015	Period from inception (January 30, 2014) through December 31, 2014
RPLs
Count	1,907	1,050
UPB	$427,682	$223,901
Purchase price	$327,127	$163,897
Purchase price % of UPB	76.5%	73.2%
NPLs
Count	160	313
UPB	$32,722	$84,492
Purchase price	$20,121	$50,556
Purchase price % of UPB	61.5%	59.8%
We also purchased 12 REO properties during the year for $2.7 million, which was 64.7% of the estimated market value. Mortgage loans purchased during the year and held as of year-end were on our balance sheet for a weighted average of 198 days of the year. At December 31, 2015 our total assets were $615.4 million and total equity was $237.8 million, compared to total assets of  $272.8 million and total equity of  $171.3 at December 31, 2014.
As of December 31, 2015, our portfolio of mortgage-related assets consisted of the following(1) ($ in thousands):
No. of Loans	3,250
Total UPB	$728,263
Interest-Bearing Balance	$678,892
Deferred Balance(2)	$49,371
Market Value of Collateral(3)	$826,731
Price/Total UPB(3)	73.3%
Price/Market Value of Collateral	64.9%
Weighted Average Coupon(4)	4.59%
Weighted Average LTV(5)	103.3%
Weighted Average Remaining Term (as of 12/31/2015)	320.0
No. of first liens	3,228
No. of second liens	22
No. of Rental Properties	1
Market Value of Rental Properties	$70
Capital Invested in Rental Properties	$58
Price/Market Value of Rental Properties(6)	82.9%
No. of Other REO	73
Market Value of Other REO	$12,581

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

(3)
As of date of acquisition.

(4)
Our loan portfolio consists of fixed rate (50.4 of UPB), ARM (16.3% of UPB) and Hybrid ARM (33.3% of UPB) mortgage loans with original terms to maturity of not more than 40 years.

(5)
UPB as of December 31, 2015 divided by market value of collateral as of date of acquisition and weighted by the UPB of the loan.

(6)
As of December 31, 2015.

We closely monitor the status of our mortgage loans through our Servicer, and work with our borrowers to improve their payment records. We have not experienced material write downs or impairments on the mortgage loans purchased since commencement of operations in July 2014. As of December 31, 2015, of the 3,250 loans in our portfolio, 85.0% were re-performing loans and 15.0% were non-performing loans. The following chart shows the percentages of our portfolio, based on UPB, represented by non-performing loans and re-performing loans at December 31, 2015.
Loan Portfolio as of December 31, 2015
The following table sets forth the years in which our mortgage loans were originated based upon UPB:
Mortgage Loan Portfolio by Year of Origination at December 31, 2015
Years of Origination	Percentage of UPB
Prior to 1990	0.1%
1990 – 2000	1.9%
2001 – 2005	19.3%
2006 – 2008	73.7%
After 2008	5.0%

The following table identifies the mortgage loans by state, number of loans, loan value and collateral value and percentages thereof for the assets acquired through December 31, 2015 identified above:
Loans By State As of December 31, 2015
($ in thousands)
State	Loan Count	UPB ($)	% of UPB	Collateral Value(1)	% of Collateral Value
CA	484	182,169	25.0%	219,568	26.6%
FL	501	106,445	14.6%	107,423	13.0%
NY	210	69,990	9.6%	94,565	11.4%
NJ	192	55,779	7.7%	54,268	6.6%
MD	123	32,802	4.5%	35,482	4.3%
IL*	154	31,666	4.3%	30,054	3.6%
MA	95	26,152	3.6%	30,718	3.7%
TX	191	21,344	2.9%	29,531	3.6%
GA*	130	17,899	2.5%	17,956	2.2%
VA	69	14,952	2.1%	16,025	1.9%
AZ	72	14,745	2.0%	13,734	1.7%
NC	95	12,064	1.7%	13,184	1.6%
WA	49	11,801	1.6%	13,443	1.6%
PA	115	11,265	1.5%	13,857	1.7%
OR**	40	11,061	1.5%	14,102	1.7%
OH	81	10,183	1.4%	10,012	1.2%
MI	58	8,335	1.1%	9,567	1.2%
SC	56	7,711	1.1%	8,624	1.0%
CO	34	7,536	1.0%	9,928	1.2%
NV	32	6,926	1.0%	7,132	0.9%
CT	32	6,525	0.9%	6,336	0.8%
AL	32	5,603	0.8%	5,507	0.7%
TN	49	5,367	0.7%	6,317	0.8%
UT	29	5,256	0.7%	6,050	0.7%
IN	54	4,876	0.7%	5,699	0.7%
State	Loan Count	UPB ($)	% of UPB	Collateral Value(1)	% of Collateral Value
MN	27	4,584	0.6%	5,694	0.7%
MO	28	3,860	0.5%	3,902	0.5%
LA	29	3,653	0.5%	4,277	0.5%
WI	22	3,249	0.4%	3,424	0.4%
DE	16	3,035	0.4%	3,929	0.5%
RI	13	2,942	0.4%	2,854	0.3%
DC	7	2,354	0.3%	3,885	0.5%
NH	9	2,019	0.3%	2,453	0.3%
KY	18	1,788	0.2%	1,986	0.2%
NM	7	1,680	0.2%	2,119	0.3%
HI	7	1,666	0.2%	2,535	0.3%
PR	10	1,285	0.2%	1,626	0.2%
MS	13	1,234	0.2%	1,330	0.2%
IA	12	1,055	0.1%	1,120	0.1%
ME	6	925	0.1%	863	0.1%
KS	8	684	0.1%	704	0.1%
OK	10	680	0.1%	811	0.1%
AR	9	665	0.1%	762	0.1%
ID	6	664	0.1%	1,107	0.1%
SD	3	630	0.1%	787	0.1%
WV	6	549	0.1%	608	0.1%
NE	4	310	0.0%	325	0.0%
MT	1	133	0.0%	215	0.0%
WY	1	92	0.0%	173	0.0%
ND	1	74	0.0%	160	0.0%
Totals	3,250	728,262	100.0%	826,731	100.0%

*
Information reflects two loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.

**
Information reflects one loan in which we hold a 40.5% beneficial interest through an equity method investee.

(1)
As of date of acquisition.

During the year ended December 31, 2015, and for the period from inception through December 31, 2014, 83 mortgage loans, representing 2.7% of our year-end UPB, and ten mortgage loans representing 0.6% of our year-end UPB, respectively, were repaid.

The following table presents certain characteristics about our mortgage loans at December 31, 2015 ($ in thousands):
	Year of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Portfolio Characteristics:
Number of loans	186	2,093	761	193	17
Current unpaid principal balance	$36,207	$537,147	$140,529	$13,754	$626
Loan Attributes:
Weighted average loan age (months)	58.9	107.6	136.4	214.9	345.5
Weighted average loan-to-value (as of 12/31/15)	94.1%	109.7%	90.5%	68.8%	23.0%
Delinquency Performance:
30 days delinquent	12.3%	17.3%	13.4%	11.9%	29.6%
60 days delinquent	4.8%	9.8%	11.8%	12.0%	11.4%
90+ days delinquent	23.3%	23.6%	23.7%	38.2%	29.4%
Foreclosure	11.6%	13.9%	18.2%	18.4%	12.2%
Income
Our net interest income was $36.2 million for the year ended December 31, 2015, and our consolidated net income attributable to common stockholders for the year ended December 31, 2015 was $24.8 million, or diluted earnings per share of  $1.68, compared to net interest income of  $6.2 million, consolidated net income of  $3.4 million and diluted earnings per share of  $0.40 for the period from inception (January 30, 2014) through December 31, 2014. Our primary source of income is interest earned on our loan portfolio. Other income primarily consists of the equity earnings of affiliates, including our Manager, certain fees received on our loans, and gains on sales of REO. Our operating income for the year ended December 31, 2015 included $30.9 million of non-cash interest income accretion, compared to $4.1 million of non-cash interest income accretion for the period from inception (January 30, 2014) through December 31, 2014. The table below shows our average loan balances and average earnings rates for the year ended December 31, 2015 and the period from inception through December 31, 2014. Results for the period from inception (January 30, 2014) through December 31, 2014 are for a partial year only, as we commenced our operations on July 8, 2014 ($ in thousands).
	Year ended December 31, 2015	Period from inception (January 30, 2014) through December 31, 2014
Average loan balance	$397,370	$111,636
Average earnings rate	12.0%	12.8%*

*
Annualized

Interest Expense
Our interest expense was $11.5 million for the year ended December 31, 2015 and $0.8 million for the period from inception (January 30, 2014) through December 31, 2014. We incur interest expense on the obligations related to our securitizated mortgage loans and our repurchase transactions. Debt issuance costs are paid in advance and amortized to interest expense over the anticipated life of the debt issue. The table below shows our average borrowing balances and average interest rates for the year ended December 31, 2015 and the period from inception through December 31, 2014. Results for the period from inception (January 30, 2014) through December 31, 2014 are for a partial year only, as we commenced our operations on July 8, 2014 ($ in thousands).

	Year ended December 31, 2015	Period from inception (January 30, 2014) through December 31, 2014
Average borrowing balance	$238,516	$64,710
Average interest expense rate	4.8%	4.8%*

*
Annualized

Management Fee
We pay a quarterly base management fee based on our stockholders’ equity and a quarterly incentive management fee based on our cash distributions to our stockholders. We paid the Manager a base fee for the year ended December 31, 2015 of  $3.4 million of which we paid $1.2 million in 85,497 shares of our common stock and $2.2 million in cash. For the period from inception (January 30, 2014) through December 31, 2014, we paid the Manager a base fee of  $1.0 million of which we paid half, or $0.5 million, in 31,835 shares of our common stock. Our manager fee is based upon our average equity for the quarter. The increase in our management fee between the period from inception through December 31, 2014 to the year ended December 31, 2015 is largely due to our increased capital base from sales of our equity securities. Results for the period from inception (January 30, 2014) through December 31, 2014 are for a partial year only, as we commenced our operations on July 8, 2014.
Loan Servicing Fee
Pursuant to the servicing agreement, we paid Gregory $4.0 million and $0.5 million for its servicing of our mortgage loan portfolio during the year ended December 31, 2015 and for the period from inception (January 30, 2014) through December 31, 2014, respectively. The increase in servicing fees paid between the period from inception (January 30, 2014) through December 31, 2014 and the year ended December 31, 2015 is due to the increase in our loan portfolio from 1,340 loans with a UPB of  $304.5 million at December 31, 2014 to 3,250 loans with a UPB of  $728.3 million. Results for the period from inception (January 30, 2014) through December 31, 2014 are for a partial year only, as we commenced our operations on July 8, 2014.
Loan Transaction Expense, Professional Fees and Other Expenses
Loan transaction expense consists of the costs of examining and vetting mortgage loans and REO properties prior to purchase, and costs of closing the purchase transaction. These include costs for obtaining and reviewing all relevant documents including diligence files from the seller, obtaining BPOs, ownership and encumbrance reports, pay history and lien position reports, assignment and endorsement chains. For the year ended December 31, 2015, loan transaction expense, professional fees and other expenses, in aggregate, totaled approximately $4.3 million. For the period from inception (January 30, 2014) through December 31, 2014, loan transaction expense, professional fees and other expenses, in aggregate, totaled approximately $1.1 million. The increase from the period from inception through December 31, 2014 and the year ended December 31, 2015 is due to the increase in our loan portfolio. Results for the period from inception (January 30, 2014) through December 31, 2014 are for a partial year only, as we commenced our operations on July 8, 2014.
Net Book Value
Our net book value per share was $14.92 and $14.43 at December 31, 2015 and December 31, 2014, respectively, an increase of  $0.49 due to the increase in equity from our earnings. The net book value per share is calculated by dividing equity by total adjusted shares outstanding, including OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership) and Manager and director shares not issued as of the date indicated.

	December 31, 2015	December 31, 2014
Outstanding shares	15,301,946	11,223,984
Adjustments for:
Operating partnership units	624,106	624,106
Manager and director shares earned but not issued as of the date indicated	16,586	18,465
Total adjusted shares outstanding	15,942,638	11,866,555

Liquidity and Capital Resources
Our primary sources of cash have consisted of proceeds from the Private Placements and our IPO, our securitizations of residential mortgages, repurchase agreements, and the collection of principal and interest on our loan portfolio. We anticipate that our primary sources of cash in the future will generally consist of payments of principal and interest we receive on our loan portfolio, profits we may earn from the sale of REO, and unused borrowing capacity under our financing sources. Depending on market conditions, we expect that our primary financing sources will include securitizations, repurchase agreements and private and public equity and debt issuances in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities). We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
We use cash to purchase mortgage-related assets, repay principal and interest on any borrowings, make distributions to our stockholders and fund operations.
As of December 31, 2015, substantially all of our invested capital was in re-performing and non-performing loans. We also held approximately $30.8 million of cash and cash equivalents, a decrease of $22.3 million from $53.1 million in December 31, 2014, due to our investments in mortgage loans. Our average daily cash balance during the year was $44.7 million, an increase of  $20.9 million from our average daily balance of  $23.8 million during the period from commenced operations (July 8, 2014) through December 31, 2014 due to the timing of our borrowings from our securitizations and our repurchase agreement.
Cash flows from operating activities for the year ended December 31, 2015 were negative $15.8 million resulting primarily from consolidated net income of  $25.8 million offset by increases in prepaid expenses, cash receivable from our Servicer, and other operating activity of  $10.6 million, and non-cash interest income accretion of  $30.9 million. Cash flows from operating activities for the year ended December 31, 2014 were negative $2.9 million resulting primarily from consolidated net income of  $3.8 million offset by increases in prepaid expenses, cash receivable from our Servicer, and other operating activity of  $2.6 million, and non-cash interest income accretion of  $4.1 million. For the year ended December 31, 2015, cash flows from investing activities were negative $321.0 million due to acquisitions of mortgage loans of $347.1 million, offset by principal paydowns of  $26.4 million and other investing activity inflows of  $0.3 million. For the year ended December 31, 2014, cash flows from investing activities were negative $210.9 million due to acquisitions of mortgage loans. Cash flows from financing activities for the year ended December 31, 2015, were positive $314.5 million due to proceeds from repurchase transactions of  $245.5 million, proceeds from the sale of secured notes of  $204.8 million, and the sale of corporate equity securities of  $51.4 million, net of offering costs, offset by repayments on our repurchase transactions and secured notes of  $175.2 million and dividends and distributions of  $12.1 million. Cash flows from financing activities for the year ended December 31, 2014, were positive $266.9 million due to proceeds from our private placements of common stock of  $158.5 million, sale of our general partnership operating units of $9.4 million, proceeds from our repurchase agreement of  $15.2 million, proceeds from the sale of secured notes of  $86.2 million, offset by repayments on our secured notes of  $1.5 million and dividends and distributions of  $0.9 million.
On July 8, 2014, we used approximately $48.8 million of the net proceeds from our initial private placement to acquire our initial portfolio of mortgage-related assets by acquiring 82% of the limited liability company interests of Little Ajax II held by certain affiliated holders. Little Ajax II owned a portfolio of mortgage-related assets consisting of 418 mortgage loans and two single-family rental properties, which it acquired in a series of transactions from unaffiliated parties between December 1, 2013 and July 7, 2014. The approximately $48.8 million purchase price paid by us for these assets equaled 82% of (a) the original capital contributions of all of the members of Little Ajax II, minus (b) all cash distributions paid out to the members of Little Ajax II prior to the closing date of the acquisition of the interests, plus (c) an amount equal to all interest income received by Little Ajax II on its loans from the date of acquisition of the loan through the closing date, plus (d) an amount equal to all earned discount received by Little Ajax II on its loans from the date of acquisition of the loan through the closing date, plus (e) an amount equal to all accrued but unpaid interest on loans owned directly by Little Ajax II or in which Little Ajax II owned a participation interest that were not more than 60 days delinquent on a contractual basis, up to a maximum of 59 days of interest, minus (f) an amount equal to all servicing fees paid or owed to Little Ajax II in connection with its loans from the date of acquisition of the loan through the closing date.
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
In December 2014, we closed our second private placement, which resulted in net proceeds to us of approximately $41.2 million. To date, we are using the proceeds of the Private Placements to purchase re-performing and non-performing loans, as described above. While we generally intend to hold our assets as long-term investments, we may sell certain of our investments in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of investment securities, if any, cannot be predicted with any certainty. Since we expect that our assets will generally be financed, we expect that a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization will be used to repay balances under our financing sources. On January 21, 2015, in order to satisfy the REIT requirement that we have at least 100 stockholders as of January 30, 2015, we sold 5,250 shares of common stock to affiliated persons at a price of  $15.00 per share, the last price at which shares were sold to unaffiliated purchasers in the second private placement in December 2014, for an aggregate purchase price of  $0.1 million.
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
From inception (January 30, 2014) to December 31, 2015, we have completed five securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are variable interest entities (“VIEs”). The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
Our securitizations are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of our five securitizations we have retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.
The following table sets forth the original terms of all securitization notes at their respective cutoff dates as of December 31, 2015:
Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A / October 2014	Class A notes due 2057(1)	$45 million	4.00%
	Class B-1 notes due 2057(2)	$8 million	5.19%
	Class B-2 notes due 2057(2)	$8 million	5.19%
	Trust certificates(3)	$20.4 million	—
Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054(1)	$41.2 million	3.85%
	Class B-1 notes due 2054(2)	$13.7 million	5.25%
	Class B-2 notes due 2054(2)	$13.7 million	5.25%
	Trust certificates(3)	$22.9 million	—
Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054(1)	$35.6 million	3.88%
	Class B-1 notes due 2054(2)	$8.7 million	5.25%
	Class B-2 notes due 2054(2)	$8.7 million	5.25%
	Trust certificates(3)	$22.8 million	—
Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060(1)	$87.2 million	3.88%
	Class B-1 notes due 2060(2)(4)	$15.9 million	5.25%
	Class B-2 notes due 2060(2)	$7.9 million	5.25%
	Trust certificates(3)	$47.5 million	—
Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057(1)	$82.0 million	3.88%
	Class B-1 notes due 2057(2)(4)	$6.5 million	5.25%
	Class B-2 notes due 2057(2)	$6.5 million	5.25%
	Trust certificates(3)	$35.1 million	—

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

(4)
These securities are encumbered under a repurchase transaction.

Servicing for the mortgage loans in 2014-A, 2014-B, 2015-A 2015-B and 2015-C is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for re-performing loans and 1.25% annually of UPB for non-performing loans, and is paid monthly by us.
On November 25, 2014, we entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. The facility was amended on May 13, 2015 to increase the transaction limit. These mortgage loans will generally be sold from time to time by the operating partnership as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to a master repurchase agreement (the “2014 MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as buyer, from time to time, pursuant to one or more transactions, not exceeding $200 million, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the 2014 MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity we have in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing at maturity. We have effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility termination date is November 22, 2016.
On September 30, 2015 we entered into a separate repurchase transaction as seller with Nomura Securities International, LLC, as buyer, in which we sold subordinated debt securities withheld from our 2015-B securitization (See Note 8 — Secured borrowings), with a simultaneous agreement by us to repurchase such subordinated debt securities on March 30, 2016 including accrued interest of 2.53%.
On December 23, 2015 we entered into a separate repurchase transaction as seller with Nomura Securities International, LLC, as buyer, in which we sold subordinated debt securities withheld from our 2014-B securitization (See Note 8 — Secured borrowings), with a simultaneous agreement by us to repurchase such subordinated debt securities on June 23, 2016 including accrued interest of 2.91%.
As of December 31, 2015 we had $104.5 million outstanding under our repurchase transactions. The maximum month-end balance outstanding during the year ended December 31, 2015 was $153.8 million. The following table sets forth data with respect to our repurchase transactions as of and for the year ended December 31, 2015 and the period from inception (January 30, 2014) through December 31, 2014 ($ in thousands):
	Year ended December 31, 2015	Period from Inception (January 30, 2014) through December 31, 2014
Balance at end of period	$104,533	$15,249
Maximum month-end balance outstanding during the period	$153,804	$15,249
Average balance	$76,995	$1,229
The average balance of  $77.0 million for the year ended December 31, 2015, relative to our ending balance of  $104.5 million at December 31, 2015, was due to a net increase in borrowing under the repurchase agreements toward the end of the year. These proceeds were used for the acquisition of additional mortgage loans. The average balance of  $1.2 million for the period from inception through December 31, 2014 is due to the initial borrowing under the agreement outstanding for only 29 days of the period.
Gregory services these mortgage loans and the REO properties pursuant to the terms of a servicing agreement by and among the Servicer, the Seller, REO I and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as our servicing agreement with Gregory. The operating partnership as Guarantor will provide to the Buyer a limited guaranty of certain losses incurred by the Buyer in connection with certain events and/or the Seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the Seller or an REO Subsidiary related to their status as a special purpose entity, the occurrence of certain bad acts by the Seller Parties, the occurrence of certain insolvency events of the Seller or an REO Subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the Guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.
As of December 31, 2015 and 2014, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facility and secured borrowings.
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
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our board of directors. The following chart shows dividends declared by our board of directors:
Date Dividend Declared	Dividend Amount	Record Date	Dividend Payment Date
November 12, 2014	$0.08	November 21, 2014	December 4, 2014
January 16, 2015	$0.16	January 13, 2015	January 30, 2015
May 4, 2015	$0.18	May 15, 2015	May 29, 2015
August 3, 2015	$0.22	August 14, 2015	August 28, 2015
October 27, 2015	$0.24	November 13, 2015	November 27, 2015
February 23, 2016	$0.24	March 11, 2016	March 24, 2016
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
Contractual Obligations
A summary of our contractual obligations as of December 31, 2015 is as follows:
	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ in thousands)
Borrowings under repurchase transactions	$104,533	$104,533	$—	$—	$—
Interest on repurchase transactions(1)	3,833	3,833	—	—	—
Total	$108,366	$108,366	$—	$—	$—

(1)
Interest calculated through contractual maturity, November, 2016.

At December 31, 2015, we had securitized borrowings with a balance of  $270.6 million consisting of five tranches of  $36.5 million, $35.6 million, $33.7 million, $85.0 million, and $79.8 million with contractual interest rates of 4.00%, 3.85%, 3.88%, 3.88%, and 3.88% respectively.
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
Subsequent events
On February 23, 2016, we declared a dividend of  $0.24 per share, to be paid on March 24, 2016, to stockholders of record as of March 11, 2016.
On March 1, 2016, we issued 14,910 shares of our common stock to the Manager in payment of the portion of the Base Management Fee which is payable in common stock for the fourth quarter of 2015 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2015.
On March 1, 2016, we issued each of each of our four independent directors 419 shares of our common stock in payment of half of their quarterly director fees for the fourth quarter of 2015.
With a partner we have jointly agreed to purchase, subject to completion of diligence, 653 RPLs with aggregate UPB of  $119.7 million in a single transaction from a single seller. The purchase price equals 55.0% of the estimated market value of the underlying collateral. Upon completion of this transaction we expect to retain less than a 5% ownership interest in these loans. We have not entered into a definitive agreement with respect to these loans, and there is no assurance that we will enter into a definitive agreement relating to these loans or, if such an agreement is executed, that we will actually close the acquisition.
On March 29, 2016, the Company announced the appointment of Mary Doyle as its Chief Financial Officer, effective April 18, 2016. Ms. Doyle succeeds Glenn Ohl, who is retiring. As part of his retirement transition, Mr. Ohl will continue to provide services to affiliated Aspen Capital entities and will be available to assist Ms. Doyle with the transition.
Prior to joining us, Ms. Doyle served as the Senior Vice President of Finance and the Senior Advisor to the Chief Financial Officer at Nationstar Mortgage LLC, one of the largest mortgage servicers in the United States, from 2012 to 2015. Prior to that, she was the Senior Advisor to the Chief Financial Officer and Acting Tax Director at Aurora Bank, FSB, a subsidiary of Lehman Brother Holdings Inc., from 2011 to 2013 and the Chief Financial Officer at Arch Bay Capital, LLC, an investment firm specializing in the real estate and mortgage industries, from 2010 to 2011. Prior to that, she worked at Fannie Mae and Sallie Mae, as well as the international public accounting firms of Arthur Andersen LLP and KPMG LLP. Ms. Doyle has a B.B.A. in Marketing from the University of Texas and a M.S. in Accounting from the University of Houston.
On March 29, 2016, we, our Manager, our Servicer, and an Aspen Capital affiliate (collectively, the “Companies”) entered into an employment agreement with Mary Doyle, who will serve as the chief financial officer of each entity. The employment agreement has a three-year term, which may be extended if agreed to by the parties. The employment agreement provides for a base salary of  $250,000 and an annual target bonus opportunity equal to 60% of Ms. Doyle’s base salary, with the amount actually earned based on the achievement of certain performance objectives. Ms. Doyle will also be eligible to participate in any equity plans that may be adopted during her employment term, and she will be entitled to participate in and receive such benefits or rights as may be provided to other employees under any group employee benefit plan provided during her employment term.
The employment agreement provides that, if Ms. Doyle’s employment is terminated:
•
for cause, by Ms. Doyle for any reason, or due to Ms. Doyle’s death or disability, Ms. Doyle will receive salary and benefits through the date of her termination and provision of any vested benefits, which will be provided in accordance with the terms and conditions of the plans or programs under which such vested benefits arise; or

•
without cause, Ms. Doyle shall receive the amounts described above and a lump sum severance payment equal to one year of her annual base salary at the time of termination.

The term “cause” is defined to include (a) Ms. Doyle or any of the Companies (as a result of the acts or omissions of Ms. Doyle) having materially breached its Operating Agreement or the Management Agreement between us and our Manager, (b) Ms. Doyle or any of the Companies (as a result of the acts or omissions of Ms. Doyle) being subject to disciplinary action or disqualification by a regulator or self-regulatory organization or an examination, investigation or other inquiry or proceeding by any governmental authority that is reasonably likely to impair our ability to engage in business, (c) commission of a felony or other serious crime or violation of federal or state laws (including any crime of dishonesty or disloyalty), (d) certain actions that caused or are reasonably likely to cause a substantial public disgrace or disrepute or substantial economic harm, or (e) Ms. Doyle’s breach of the employment agreement.
Ms. Doyle’s right to receive the severance payment is subject to her delivery and non-revocation of an effective general release of claims in favor of us and our affiliates and compliance with confidentiality, noncompetition, and nonsolicitation covenants.
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
We believe that a rising interest rate environment could have a positive effect on our operations to the extent we own rental real property or seek to sell real property. Rising interest rates could be accompanied by inflation and higher household incomes which generally correlate closely to higher rent levels and property values. It is possible that the value of our real estate assets and our net income could decline in a rising interest rate environment to the extent that our real estate assets are financed with floating rate debt and there is no accompanying increase in rental yield or property values.
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
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Management has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.
Other Information

None.

PART IV
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2016 annual stockholders’ meeting.
Item 11.
Executive Compensation

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2016 annual stockholders’ meeting.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2016 annual stockholders’ meeting.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2016 annual stockholders’ meeting.
Item 14.
Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2016 annual stockholders’ meeting.

PART V
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
(a)(3) Exhibits.
Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.1	Agreement of Limited Partnership of Great Ajax Operating Partnership LP (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.2	Amended and Restated Management Agreement dated October 27, 2015; incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 2, 2015.
10.3	Servicing Agreement dated as of July 8, 2014 by and among Gregory Funding LLC and the registrant and its affiliates Great Ajax Operating Partnership L.P. and Little Ajax II LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.4	Form of Indemnification Agreement between registrant and each of its directors and officer (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.5	Assignment Agreement made as of July 8, 2014, by and between the entities identified on Exhibit A thereto and the registrant with respect to Little Ajax II LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.6	2014 Director Equity Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.7	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.8	Registration Rights Agreement made and entered into as of July 8, 2014, by and among the registrant and FBR Capital Markets & Co., as the initial purchaser/placement agent (“FBR”) for the benefit of FBR and certain purchasers of the registrant’s common stock (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.9	Trademark License Agreement dated as of July 8, 2014 between the registrant and Aspen Yo LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).

Exhibit Number	Exhibit Description
10.10	Registration Rights Agreement made and entered into as of December 16 2014, by and among the registrant and certain purchasers of the registrant’s common stock (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-11 confidentially submitted to the SEC on December 29, 2014 (File No.:333-00787)).
10.11*	Employment agreement with Mary Doyle, Great Ajax Corp. Chief Financial Officer, dated March 29, 2016.
21.1	List of subsidiaries; incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.
23.1*	Consent of Moss Adams LLP.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Definition Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

**
Furnished herewith.

(b) Exhibits.
See Item 15(a)(3) above.
(c) Financial Statement Schedule
Schedule IV — Mortgage Loans on Real Estate.
All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 29, 2016.
GREAT AJAX CORP.
By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Lawrence Mendelsohn Lawrence Mendelsohn	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2016
/s/ Glenn J. Ohl Glenn J. Ohl	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2016
/s/ Steven L. Begleiter Steven L. Begleiter	Director	March 29, 2016
/s/ John Condas John Condas	Director	March 29, 2016
/s/ Jonathan Bradford Handley, Jr. Jonathan Bradford Handley, Jr.	Director	March 29, 2016
/s/ Daniel Hoffman Daniel Hoffman	Director	March 29, 2016
/s/ J. Kirk Ogren, Jr. J. Kirk Ogren, Jr.	Director	March 29, 2016
/s/ Russell Schaub Russell Schaub	President and Director	March 29, 2016

INDEX TO FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3
Consolidated Statements of Income for the year ended December 31, 2015 and for the period from Inception (January 30, 2014) through December 31, 2014	F-4
Consolidated Statements of Cash Flows for the year ended December 31, 2015 and for the period from Inception (January 30, 2014) through December 31, 2014	F-5
Consolidated Statements of Changes in Equity for the year ended December 31, 2015 and for the period from Inception (January 30, 2014) through December 31, 2014	F-6
Notes to Consolidated Financial Statements	F-7
Schedule IV — Mortgage Loans on Real Estate	F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Great Ajax Corp.
We have audited the accompanying consolidated balance sheets of Great Ajax Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in equity, and cash flows for the year ended Decembers 31, 2015 and for the period from January 30, 2014 (date of inception) through December 31, 2014. Our audit of the consolidated financial statements included the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Ajax Corp. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the year ended December 31, 2015 and for the period from January 30, 2014 (date of inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, when read in conjunction with the related consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Moss Adams LLP
Portland, Oregon
March 29, 2016

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except shares and per share data)	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$30,834	$53,099
Mortgage loans, net(1)	554,877	211,159
Property held-for-sale	10,333	1,316
Rental property, net	58	290
Receivable from servicer	5,444	1,340
Investment in affiliate	2,625	2,237
Prepaid expenses and other assets	11,208	3,317
Total Assets	$615,379	$272,758
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings(1)	$270,580	$84,679
Borrowings under repurchase agreement	104,533	15,249
Management fee payable	667	258
Accrued expenses and other liabilities	1,786	1,292
Total liabilities	377,566	101,478
Commitments and contingencies – see Note 7
Equity:
Preferred stock $.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $.01 par value; 125,000,000 shares authorized, 15,301,946 shares at December 31, 2015 and 11,223,984 shares at December 31, 2014 issued and outstanding	152	112
Additional paid-in capital	211,729	158,951
Retained earnings	15,921	2,744
Equity attributable to common stockholders	227,802	161,807
Non-controlling interests	10,011	9,473
Total equity	237,813	171,280
Total Liabilities and Equity	$615,379	$272,758

(1)
Mortgage loans includes $398,696 and $127,559 of loans at December 31, 2015 and December 31, 2014, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8 — Debt.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except shares and per share data)	Year ended December 31, 2015	Period from inception (January 30, 2014) to December 31, 2014
INCOME
Loan interest income	$47,700	$6,940
Interest expense	(11,499)	(771)
Net interest income	36,201	6,169
Income from investment in Manager	198	12
Other income	1,069	87
Total income	37,468	6,268
EXPENSE
Related party expense – management fee	3,353	956
Related party expense – loan servicing fees	3,993	485
Loan transaction expense	1,631	503
Professional fees	1,430	277
Real estate operating expenses	315	24
Other expense	952	273
Total expense	11,674	2,518
Income before provision for income taxes	25,794	3,750
Provision for income taxes	2	—
Consolidated net income	25,792	3,750
Less: consolidated net income attributable to the non-controlling interest	1,038	326
Consolidated net income attributable to common stockholders	$24,754	$3,424
Basic earnings per common share	$1.68	$0.41
Diluted earnings per common share	$1.68	$0.40
Weighted average shares – basic	14,711,610	8,360,432
Weighted average shares – diluted	15,372,488	8,849,055

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	Year ended December 31, 2015	Period from inception (January 30, 2014) to December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$25,792	$3,750
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	1,410	560
Non-cash interest income accretion	(30,936)	(4,098)
Gain on sale of property	(460)	—
Depreciation of property	3	4
Impairments on property	99	—
Amortization of prepaid financing costs	1,846	109
Net change in operating assets and liabilities
Prepaid expenses and other assets	(9,737)	(3,937)
Receivable from servicer	(4,104)	(829)
Undistributed income from investment in affiliate	(550)	(51)
Accrued expenses and other liabilities	903	1,550
Net cash from operating activities	(15,734)	(2,942)
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of mortgage loans and related balances	(347,104)	(209,881)
Principal paydowns on mortgage loans	26,400	2,471
Purchase of property held-for-sale and related balances	(2,940)	(814)
Purchase of rental property and related balances	—	(435)
Proceeds from sale of property held-for-sale	2,729	—
Investment in affiliate	—	(2,187)
Distribution from affiliate	162	—
Renovations of rental property and property held for sale	(294)	(9)
Net cash from investing activities	(321,047)	(210,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	245,549	15,249
Proceeds from sale or issuance of secured notes	204,799	86,191
Repayments on repurchase transactions	(156,265)	—
Repayments on secured notes	(18,898)	(1,512)
Sale of common stock, net of offering costs	51,408	158,501
Sale of operating units of subsidiary	—	9,362
Distribution to non-controlling interest	(500)	(215)
Dividends paid on common stock	(11,577)	(680)
Net cash from financing activities	314,516	266,896
NET CHANGE IN CASH AND CASH EQUIVALENTS	(22,265)	53,099
CASH AND CASH EQUIVALENTS, beginning of period	53,099	—
CASH AND CASH EQUIVALENTS, end of period	$30,834	$53,099
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,169	$587
Cash paid for income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held for sale	$7,922	$349
Issuance of common stock for management fee and compensation expense	$1,410	$560
Exchange of membership interest in Little Ajax II for mortgage loans	$—	$48,280
Loan acquisition payable	$—	$11,401

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
	From inception (January 30, 2014) through December 31, 2015
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(Dollars in thousands)	Shares	Amount
Initial capitalization	100	—	$2	—	$2	—	$2
Consolidation of majority-owned subsidiary	—	—	—	—	—	$10,598	10,598
Issuance of shares	11,202,012	$112	158,389	—	158,501	—	158,501
Issuance of operating partnership units	—	—	—	—	—	9,362	9,362
Net income	—	—	—	$3,424	3,424	326	3,750
Stock-based management fee expense	14,621	—	477	—	477	—	477
Stock-based compensation expense	7,251	—	83	—	83	—	83
Dissolution of majority-owned subsidiary	—	—	—	—	—	(10,598)	(10,598)
Dividends and distributions	—	—	—	(680)	(680)	(215)	(895)
Balance at December 31, 2014	11,223,984	$112	$158,951	$2,744	$161,807	$9,473	$171,280
Issuance of shares	3,981,714	40	51,368	—	51,408	—	51,408
Net income	—	—	—	24,754	24,754	1,038	25,792
Stock-based management fee expense	87,801	—	1,239	—	1,239	—	1,239
Stock-based compensation expense	8,447	—	171	—	171	—	171
Dividends and distributions	—	—	—	(11,577)	(11,577)	(500)	(12,077)
Balance at December 31, 2015	15,301,946	$152	$211,729	$15,921	$227,802	$10,011	$237,813

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
Note 1 — Organization and basis of presentation
Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014 and capitalized on March 28, 2014 by its then sole stockholder, Aspen Yo LLC (“Aspen Yo”), a company affiliated with the Aspen Capital companies (“Aspen Capital”). The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust. The Company focuses primarily on acquiring, investing in and managing a portfolio of re-performing (“RPL”) and non-performing (“NPL”) mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. Re-performing loans are loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Non-performing loans are those loans on which the most recent three payments have not been made. The Company also invests in loans secured by smaller multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager. The Company’s mortgage loans and real properties are serviced by Gregory Funding LLC (“Gregory” or “Servicer”), also an affiliated company. The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”).
The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership, and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the operating partnership. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of the operating partnership that owns the equity interest in the Manager. The Company elected to treat Thetis TRS as a “taxable REIT subsidiary” (“TRS”) under the Code. In September 2014, the Company formed Great Ajax Funding LLC, a wholly owned subsidiary of the operating partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional securitizations. The Company generally securitizes its mortgage loans and retains subordinated securities from the securitizations. In November 2014, the Company formed AJX Mortgage Trust I, a wholly owned subsidiary of the operating partnership, in connection with a repurchase agreement. In addition, the Company, through its operating partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned non-performing loans, as well as through outright purchases. On February 1, 2015, the Company formed GAJX Real Estate LLC, as a wholly owned subsidiary of the operating partnership, to own, maintain, improve and sell certain REO properties. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code.
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
Basis of presentation and use of estimates
The consolidated financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to financial statements. Since the Company commenced operations in July 2014, the Company’s results of operations for the period from inception through December 31, 2014 reflect its results for a partial period only. As a result, a comparison of the results of operations between the 2014 and the 2015 periods may not be comparable and is not indicative of the expected period to period variations.
All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The operating partnership is a majority owned partnership that has a non-controlling ownership interest that is included in “Noncontrolling interests” on the consolidated balance sheet. As of December 31, 2015, the Company owned 96.1% of the outstanding OP Units and the remaining 3.9% of the OP Units were owned by an unaffiliated holder.
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
Offering costs
Costs associated with the Company’s completed offering of shares of common stock have been netted against the proceeds, and are reflected as a reduction in additional paid-in capital.
Earnings per share
Basic earnings per share is computed by dividing consolidated net income attributable to common stockholders by the weighted average common stock outstanding during the period. The Company treats unvested restricted stock issued under its stock-based compensation plan, which are entitled to non-forfeitable dividends, as participating securities and applies the two-class method in calculating basic earnings per share. Diluted earnings per share is computed by dividing consolidated net income attributable to common stockholders and dilutive securities by the weighted average common stock outstanding for the period plus other potentially dilutive securities, such as stock grants, shares that would be issued in the event that OP Units are redeemed for shares of common stock of the Company, and shares issued in respect of the stock-based portion of the base fee payable to the Manager and directors’ fees.
Stock-based payments
The Management Agreement (as defined below) provides for the payment to the Manager of a management fee. The Company pays a portion of the management fee in cash, and a portion of the management fee in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act. On October 27, 2015, the Company entered into an amended and restated management agreement with the Manager (the “Amended and Restated Agreement”), which amended the portion of the Base Management Fee and Manager’s Incentive Fee to be payable in cash and shares of the Company’s common stock retroactive to July 1, 2015. (For more information see Note 9 — Related party transactions.) Shares issued to the Manager are determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. Management fees paid in common stock are expensed in the quarter incurred and recorded in equity at quarter end.
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
Directors’ fees
The expense related to directors’ fees is accrued and the portion payable in common stock is reflected in stockholders’ equity in the period in which it is incurred.
Management fee and expense reimbursement
Under the management agreement with the Manager, the Company pays a quarterly base management fee based on its stockholders’ equity and a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. On October 27, 2015, the Company entered into the Amended and Restated Agreement, which amended the consideration of the Base Management Fee and Manager’s Incentive Fee to be payable in cash and shares of the Company’s common stock retroactive to July 1, 2015. The initial $1 million of the quarterly Base Management Fee will be payable 75% in cash and 25% in shares of the Company’s common stock. Any amount of the Base Management Fee in excess of  $1 million will be payable in shares of the Company’s common stock until payment is 50% in cash and 50% in shares (the “50/50 split”). Any remaining amount of the quarterly Base Management Fee after the 50/50 split threshold is reached will be payable in equal amounts of cash and shares. As for the Manager’s Incentive Fee, in the event that the payment of the quarterly Base Management Fee has not reached the 50/50 split, all of the Incentive Fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly Base Management Fee and the Incentive Fee has reached the 50/50 split, 20% of the remaining Incentive Fee is payable in shares of the Company’s common stock and 80% of the remaining Incentive Fee is payable in cash. See Note 9 — Related party transactions.
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

Income taxes
The Company elected REIT status upon the filing of its U.S. federal income tax return for the year ended December 31, 2014, and has conducted its operations in order to satisfy and maintain eligibility for REIT status. Accordingly, the Company does not believe it will be subject to U.S. federal income tax on the portion of the Company’s REIT taxable income that is distributed to the Company’s stockholders as long as certain asset, income and stock ownership tests are met. If the Company fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. The Company may also be subject to state or local income or franchise taxes.
Thetis TRS, GAJX Real Estate LLC and any other TRS that the Company forms, will be subject to U.S. federal and state income taxes. On February 22, 2016, the Company received a private letter ruling from the Internal Revenue Service regarding the consequences of owning the interest in our Manager through its operating partnership. The Company is currently exploring options for transferring its interest in the Manager to the operating partnership. See Note — 14 Subsequent events. Income taxes are provided for using the asset and liability method. A provision for income taxes of  $2,000 was recorded for the year ended December 31, 2015. No provision for income taxes was recorded for the period from inception (January 30, 2014) through December 31, 2014. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more–likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.
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
Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have some degree of credit quality deterioration since origination and have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Re-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month fiscal quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month fiscal quarter. Under ASC 310-30, the Company estimates cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. The Company determines the excess of the loan pool’s contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, referred to as the non-accretable yield. The difference between expected cash flows and the purchase price (at acquisition) or the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the year ended December 31, 2015, and the period from inception (January 30, 2014) through December 31, 2014, the Company recognized no provision for loan loss. For the year ended December 31, 2015, the Company accreted $47.7 million into interest income with respect to its loan portfolio. For the period from inception (January 30, 2014) through December 31, 2014, the Company accreted $6.9 million into interest income with respect to its loan portfolio. As of December 31, 2015, the Company’s loan portfolio had a UPB of $725.7 million and a carrying value of  $554.9 million and at December 31, 2014, a UPB of  $298.6 million and a carrying value of  $211.2 million, in each case excluding one loan in which the Company holds a 40.5% beneficial interest through an equity method investee.
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
Emerging growth company
Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period. Its consolidated financial statements may, therefore, not be comparable to those of other public companies that adopt such new or revised accounting standards.
Reclassifications
Certain amounts in the Company’s 2014 Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or equity.
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
In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14 deferring the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption to the original effective date is permitted. The Company is evaluating the impact of this amendment on its financial position and results of operations.
In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis. These amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company has evaluated the impact of this amendment on its financial position and results of operations and determined there would have been no material impact had ASU 2015-02 been implemented at December 31, 2015.
In April 2015, the FASB issued ASU 2015-03 Interest — Imputation of Interest. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. In June 2015, the FASB issued ASU 2015-15 which acknowledges that the scope of ASU 2015-03 does not include line-of-credit arrangements but indicates that the SEC staff would not object to an entity deferring and presenting debt issuance costs for a line-of-credit borrowing arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company has evaluated the impact of this amendment on its financial position and results of operations, and has determined that had ASU 2015-03 been implemented at December 31, 2015, the result would have been a reduction of approximately $5.6 million on the balance sheet in Prepaid expenses and other assets, and an offsetting reduction of approximately $5.6 million in Secured borrowings. There would have been no affect on reported net income.
In January 2016, the FASB issued ASU 2016-01Financial Instruments – Overall to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact on its financial statements.
Note 3 — Mortgage loans
The following tables present information regarding the contractually required payments and the estimated cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield for loans acquired during the following period ($ in thousands):
	Year ended December 31, 2015		Period from inception (January 30, 2014) to December 31, 2014
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$752,457	$67,393	$393,657	$257,790
Non-accretable yield	(306,722)	(39,352)	(173,502)	(184,096)
Expected cash flows to be collected	445,735	28,041	220,155	73,694
Accretable yield	(118,673)	(8,281)	(60,495)	(22,071)
Fair value at acquisition	$327,062	$19,760	$159,660	$51,623

Accretable yield
	Year ended December 31, 2015		Period from inception (January 30, 2014) to December 31, 2014
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$54,940	$20,686	$—	$—
Accretable yield additions	118,673	8,281	60,495	22,071
Accretion	(37,158)	(10,542)	(5,555)	(1,385)
Balance at end of period	$136,455	$18,425	$54,940	$20,686

The following table sets forth the carrying value of the Company’s mortgage loans and related UPB, by delinquency status, as of December 31, 2015 and December 31, 2014 ($ in thousands):
	December 31, 2015			December 31, 2014
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	1,072	$196,873	$251,216	439	$72,727	$94,993
30	521	91,502	118,895	237	36,954	53,739
60	353	57,344	72,870	99	13,849	17,766
90	898	133,386	174,979	352	53,987	76,691
Foreclosure	405	75,772	107,749	212	33,642	55,384
Mortgage loans	3,249	$554,877	$725,709	1,339	$211,159	$298,573

These balances do not include one loan in which we hold a 40.5% beneficial interest through an equity method investee.
As of December 31, 2015, the Company held 55 residential properties with a carrying value of  $6.8 million that had been foreclosed. As of December 31, 2014, the Company held two residential properties with a carrying value of  $0.2 million that had been foreclosed.
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
Note 4 — Real estate assets, net
Rental property, net
As of December 31, 2015, the Company had one REO property having an aggregate carrying value of $0.1 million held for use as a rental; and this property was rented at that date. As of December 31, 2014, the Company had three REO properties having an aggregate carrying value of  $0.3 million held for use as rentals. Two of these properties had been rented.
Property held-for-sale
As of December 31, 2015, the Company classified 73 REO properties having an aggregate carrying value of  $10.3 million as real estate held for sale as they do not meet its residential rental property investment criteria. As of December 31, 2014, the Company classified 12 REO properties having an aggregate carrying value of  $1.3 million as real estate held for sale as they do not meet its residential rental property investment criteria.
Dispositions
During the year ended December 31, 2015, the Company disposed of 24 held-for-sale residential properties and recognized a gain of  $0.5 million. During the periods from inception (January 30, 2014) through December 31, 2014, the Company did not dispose of any held-for-sale properties.

Note 5 — Fair value of financial instruments
The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2015 and December 31, 2014 ($ in thousands):
		Level 1	Level 2	Level 3
December 31, 2015	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans, net	$554,877	—	—	$627,112
Property held for sale	$10,333		$12,581
Not recognized on consolidated balance sheet at fair value (liabilities)
Borrowings under repurchase transactions	$104,533	—	$104,533	—
Secured borrowings	$270,580	—	$265,220	—
		Level 1	Level 2	Level 3
December 31, 2014	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans, net	$211,159	—	—	$235,623
Property held for sale	$1,316		$2,069	—
Not recognized on consolidated balance sheet at fair value (liabilities)
Borrowings under repurchase transactions	$15,249	—	$15,249	—
Secured borrowings	$84,679	—	$84,679	—
The Company has not transferred any assets from one level to another level during the year ended December 31, 2015.
The carrying values of its cash and cash equivalents, related party receivables, accounts payable and accrued liabilities, related party payables and investments in the Manager and GA-E 2014-12 are equal to or approximate fair value. Property held-for-sale is measured at cost at acquisition and subsequently measured at the lower of cost or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent BPO, or management’s judgment as to the selling price of similar properties.
The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to real estate owned is estimated using BPOs.
The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans are the same as those used to calculate the acquisition price, including discount rates and loan resolution timelines. Significant changes to any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of the Company’s mortgage loans as of December 31, 2015 and December 31, 2014:
Range of Values
Input	December 31, 2015	December 31, 2014
Equity discount rate – Re-performing loans	7% – 14%	7% – 14%
Equity discount rate – Non-performing loans	10% – 18%	10% – 18%
Cost of debt	4.25%	4.25%
Loan resolution timelines – Re-performing loans (in years)	4 – 7	4 – 7
Loan resolution timelines – Non-performing loans (in years)	1.4 – 4	1.4 – 4
The Company’s borrowings under repurchase transactions are short-term in nature, and the Company’s management believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the fair value of these borrowings approximates carrying value.
Note 6 — Unconsolidated affiliates
On December 5, 2014, the Company acquired a 40.5% interest in GA-E 2014-12, a Delaware trust, for $2.2 million. GA-E 2014-12 holds an economic interest in a single small-balance commercial loan secured by a commercial property in Portland, Oregon. At December 31, 2015, and for the year ended, GA-E 2014-12 had a basis in the loan of  $5.8 million and net income of  $0.9 million, respectively, of which 40.5% is the Company’s share. At December 31, 2014, GA-E 2014-12 had a basis in the loan of  $5.4 million. No net income was recognized for the period from date of inception (January 30, 2014) through December 31, 2014. The Company accounts for this investment using the equity method.
Upon the closing of the Original Private Placement, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. At December 31, 2015, the Manager had total assets of  $3.0 million, liabilities of  $0.5 million, and net income of  $1.0 million for the year ended December 31, 2015, of which 19.8% is the Company’s share. At December 31, 2014, the Manager had total assets of  $2.2 million and liabilities of  $0.2 million. The Manager had net income of  $0.1 million for the period from date of inception (January 30, 2014) through December 31, 2014, of which 19.8% is the Company’s share. The Company accounts for its investment in the Manager using the equity method.
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
At December 31, 2015, the Company had commitments to purchase 135 RPLs secured by single and one-to-four family residences with aggregate UPB of  $30.4 million. The loans were acquired, subsequent to quarter end, at 75.4% of UPB and the estimated market value of the underlying collateral is $34.2 million. The purchase price equaled 67.0% of the estimated market value of the underlying collateral.
Litigation, claims and assessments
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2015, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt
Repurchase agreement
On November 25, 2014, the Company entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the operating partnership as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to a master repurchase agreement (the “2014 MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as buyer, from time to time, pursuant to one or more transactions, not exceeding $200 million at any point in time, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the 2014 MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by the Company to repay the borrowing at maturity. The Company has effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility was amended on May 13, 2015 to increase the transaction limit, and on November 24, 2015 to extend the termination date. The facility termination date is November 22, 2016.
On September 30, 2015 the Company entered into a separate repurchase transaction as seller with Nomura Securities International, LLC, as buyer, in which it sold subordinated debt securities withheld from its 2015-B securitization (See Note 8 — Secured borrowings), with a simultaneous agreement by the Seller to repurchase such subordinated debt securities on March 30, 2016 including accrued interest of 2.53%.
On December 23, 2015 the Company entered into a separate repurchase transaction as seller with Nomura Securities International, LLC, as buyer, in which it sold subordinated debt securities withheld from its 2014-B securitization (See Note 8 — Secured borrowings), with a simultaneous agreement by the Seller to repurchase such subordinated debt securities on June 23, 2016 including accrued interest of 2.91%.
Gregory services the mortgage loans and the REO properties sold to the Buyer pursuant to the terms of a servicing agreement by and among the Servicer, the Seller, REO I, and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as the Company’s servicing agreement described under Note 9 — Related party transactions. The operating partnership as Guarantor will provide to the Buyer a limited guaranty of certain losses incurred by the Buyer in connection with certain events and/or the Seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the Seller or an REO Subsidiary related to their status as a special purpose entity, the occurrence of certain bad acts by the Seller Parties, the occurrence of certain insolvency events of the Seller or an REO Subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the Guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller. The following table sets forth the details of the repurchase agreement, and separate securities repurchase transactions ($ in thousands):

		December 31, 2015
Maturity Date	Maximum borrowing capacity	Amount outstanding	Amount of collateral	Interest rate
November 22, 2016	$200,000	$84,321	$135,736	4.17%
March 30, 2016	10,838	10,838	15,483	2.53%
June 23, 2016	9,374	9,374	13,391	2.91%
Totals	$220,212	$104,533	$164,610	3.91%

		December 31, 2014
Maturity Date	Maximum borrowing capacity	Amount outstanding	Amount of collateral	Interest rate
November 24, 2015	$100,000	$15,249	$23,460	4.00%

While the Guaranty establishes a master netting arrangement, the arrangement does not meet the criteria for offsetting. The amount outstanding on the Company’s repurchase transactions and the carrying value of the Company’s pledged collateral are presented as gross amounts in the Company’s balance sheets at December 31, 2015 and December 31, 2014 ($ in thousands):
	Gross amounts not offset in balance sheet
Balance sheet date	Gross amount of recognized liabilities	Gross amount pledged as collateral	Net amount
December 31, 2015	$104,533	$164,610	$60,077
December 31, 2014	$15,249	$23,460	$8,211

Secured borrowings
From the commencement of operations to December 31, 2015, the Company has completed five securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are variable interest entities (“VIEs”). The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
The Company’s securitizations are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of the Company’s five securitizations, the Company has retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates as of December 31, 2015:
Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A/ October 2014	Class A notes due 2057(1)	$45 million	4.00%
	Class B-1 notes due 2057(2)	$8 million	5.19%
	Class B-2 notes due 2057(2)	$8 million	5.19%
	Trust certificates(3)	$20.4 million	—
Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054(1)	$41.2 million	3.85%
	Class B-1 notes due 2054(2)	$13.7 million	5.25%
	Class B-2 notes due 2054(2)	$13.7 million	5.25%
	Trust certificates(3)	$22.9 million	—
Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054(1)	$35.6 million	3.88%
	Class B-1 notes due 2054(2)	$8.7 million	5.25%
	Class B-2 notes due 2054(2)	$8.7 million	5.25%
	Trust certificates(3)	$22.8 million	—
Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060(1)	$87.2 million	3.88%
	Class B-1 notes due 2060(2)(4)	$15.9 million	5.25%
	Class B-2 notes due 2060(2)(4)	$7.9 million	5.25%
	Trust certificates(3)	$47.5 million	—
Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057(1)	$82.0 million	3.88%
	Class B-1 notes due 2057(2)(4)	$6.5 million	5.25%
	Class B-2 notes due 2057(2)(4)	$6.5 million	5.25%
	Trust certificates(3)	$35.1 million	—

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

Servicing for the mortgage loans in 2014-A, 2014-B, 2015-A, 2015-B and 2015-C is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for re-performing loans and 1.25% annually of UPB for non-performing loans, and is paid monthly. The following table sets forth the status of the 2014-A, 2014-B, 2015-A, 2015-B and 2015-C notes held by others at December 31, 2015, at December 31, 2014 and at the securitization cutoff date ($ in thousands):
	Balances at December 31, 2015		Balances at December 31, 2014		Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance	Carrying value of mortgages	Bond principal balance	Mortgage UPB	Bond principal balance
2014-A	$55,098	$36,463	$58,905	$44,016	$81,405	$45,000
2014-B	66,292	35,646	68,654	40,663	91,535	41,191
2015-A	53,673	33,674	—	—	75,835	35,643
2015-B	115,395	84,973	—	—	158,498	87,174
2015-C	108,238	79,824	—	—	130,130	81,982
	$398,696	$270,580	$127,559	$84,679	$537,403	$290,990

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans. Accordingly, a projection of contractual maturities over the next five years is inapplicable.
Note 9 — Related party transactions
The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):
	Year ended December 31, 2015			Period from inception (January 30, 2014) through December 31, 2014
	Amount	Counterparty	Consolidated Statement of Income location	Amount	Counterparty	Consolidated Statement of Income location
Loan servicing fees	$3,993	Gregory	Related party expense – loan servicing fees	$485	Gregory	Related party expense – loan servicing fees
Management fee	3,353	Thetis	Related party expense – management fee	956	Thetis	Related party expense – management fee
Due diligence and related loan acquisition costs	75	Gregory	Loan transaction expense	12	Aspen Yo	Loan transaction expense
Legal fees	—	—	—	58	Gregory	Professional fees
The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):
	December 31, 2015			December 31, 2014
	Amount	Counterparty	Consolidated Balance Sheet location	Amount	Counterparty	Consolidated Balance Sheet location
Receivables from Servicer	$5,444	Gregory	Receivable from Servicer	$1,340	Gregory	Receivable from Servicer
Management fee payable	677	Thetis	Management fee payable	258	Thetis	Management fee payable
Servicing fees payable	152	Gregory	Accrued expenses and other liabilities	36	Gregory	Accrued expenses and other liabilities
Insurance expense reimbursement receivable	37	Thetis	Prepaid expenses and other assets	—	—	—
Additionally, Gregory is the holder of record for one loan each in Georgia and Illinois because the Company does not hold the necessary licenses to hold those assets directly in such states. Gregory sells a 95% participation interest in the assets to the Company in exchange for 95% of the purchase price for the assets to be purchased by Gregory, which pays for the balance of such assets. During the year ended December 31, 2015, the Company purchased one loan with UPB of  $0.1 million for a purchase price of $0.1 million from Aspen Housing Opportunities, an affiliated entity.
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
Note 10 — Stock-based payments and director fees
Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. The Company paid the Manager a base fee for the year ended December 31, 2015 of  $3.4 million, of which the Company paid $1.2 million in 85,497 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in a private placement transaction. On October 27, 2015, the Company entered into the Amended and Restated Management Agreement with the Manager, which amended the consideration of the Base Management Fee and Manager’s Incentive Fee to be payable in cash and shares of the Company’s common stock retroactive to July 1, 2015. See Note 9 — Related party transactions.
In addition, each of the Company’s independent directors receives an annual retainer of  $50,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash. The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts).

Management fees and director fees
	For the year ended December 31, 2015		For the period from inception (January 30, 2014) through December 31, 2014
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	85,497	$1,239	31,835	$477
Independent director fees	6,872	100	2,502	38
	92,369	$1,339	34,337	$515

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
The following table sets forth the activity in the Company’s restricted stock plan ($ in thousands, except share and per share amounts):
Restricted Stock
	Number of shares	Per share value	Total cost of grant	Grant expense recognized for the year ended December 31, 2015	Grant expense recognized for the period from inception (January 30, 2014) through December 31, 2014
July 8, 2014, Directors’ Grants(1)	6,000	$15.00	$90	$45	$45
February 19, 2015 Director Grant(1)	2,000	14.25	29	26	—
	8,000		$119	$71	$45

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
The Company’s consolidated financial statements include the operations of Thetis TRS and GAJX Real Estate LLC, which are subject to U.S. federal, state and local income taxes on their taxable income.
For the year ended December 31, 2015, the Company’s taxable income was $10.8 million. A provision for income taxes of  $2,000 was recorded for the year ended December 31, 2015. No provision for income taxes was recorded for the period from inception (January 30, 2014) through December 31, 2014. The

Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at December 31, 2015 or December 31, 2014 due to immateriality. The Company also recorded no interest or penalties for either the year ended December 31, 2015, or the period from inception (January 30, 2014) through December 31, 2014.
Note 12 — Earnings per share
The following table sets forth the components of basic and diluted earnings per share ($ in thousands, except share and per share amounts):
	Year ended December 31, 2015			Period from inception (January 30, 2014) through December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated income attributable to common stockholders	$24,754	14,711,610		$3,424	8,360,432
Allocation of earnings to participating restricted shares	(62)	—		(11)	—
Consolidated income attributable to unrestricted common stockholders	$24,692	14,711,610	$1.68	$3,413	8,360,432	$0.41
Effect of dilutive securities
Operating partnership units	1,038	624,106		147	461,964
Restricted stock grants and Manager and director fee shares	62	36,772		11	26,659
Diluted EPS
Consolidated income attributable to common stockholders and dilutive securities	$25,792	15,372,488	$1.68	$3,571	8,849,055	$0.40

Note 13 — Quarterly financial information (unaudited):
The following table sets forth our quarterly financial information ($ in thousands):
For the year ended December 31, 2015	First quarter	Second quarter	Third quarter	Fourth quarter
Total income	$6,033	$8,810	$10,936	$11,689
Income before provision for income tax	$3,815	$5,675	$7,933	$8,369
Net income attributable to common stockholders	$3,640	$5,436	$7,614	$8,064
Basic earnings common share	$0.28	$0.36	$0.50	$0.53
Diluted earnings per common share	$0.28	$0.36	$0.50	$0.53
For the period from inception to December 31, 2014	Period from inception (January 30, 2014) to March 31, 2014	Second quarter	Third quarter(1)	Fourth quarter
Total income	$—	$—	$2,291	$3,953
Income before provision for income tax	$—	$—	$1,224	$2,526
Net income attributable to common stockholders	$—	$—	$996	$2,428
Basic earnings common share	$—	$—	$0.13	$0.27
Diluted earnings per common share	$—	$—	$0.13	$0.27

(1)
The Company’s operations commenced on July 8, 2014. A comparison of the results of operations between the third quarter of 2014 and other quarters may not be comparable.

Note 14 — Subsequent events
Dividend Declaration
On February 23, 2016, the Company’s board of directors declared a dividend of  $0.24 per share, to be paid on March 24, 2016 to stockholders of record as of March 11, 2016.
Management Fees
On March 1, 2016, the Company issued 14,910 shares of its common stock to the Manager in payment of the portion of the Base Management Fee which is payable in common stock for the fourth quarter of 2015 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2015.
Directors’ Retainer
On March 1, 2016, the Company issued each of each of its four independent directors 419 shares of its common stock in payment of half of their quarterly director fees for the fourth quarter of 2015.
Private Letter Ruling
On February 22, 2016, the Company received a Private Letter Ruling from the Internal Revenue Service in connection with its income earned through the Manager. Currently, the Company’s interest in the Manager is held through a taxable REIT subsidiary and is subject to federal and state income taxes. The ruling affirmed that the Company can generally own the Manager indirectly through its operating partnership without the associated income impacting the applicable REIT testing requirements. Consistent with the ruling, the Company is currently exploring options for transferring its interest in the Manager to the operating partnership.
Acquisition with Partner
With a partner we have jointly agreed to purchase, subject to completion of diligence, 653 RPLs with aggregate UPB of  $119.7 million in a single transaction from a single seller. The purchase price equals 55.0% of the estimated market value of the underlying collateral. Upon completion of this transaction we expect to retain less than a 5% ownership interest in these loans. We have not entered into a definitive agreement with respect to these loans, and there is no assurance that we will enter into a definitive agreement relating to these loans or, if such an agreement is executed, that we will actually close the acquisition.

Schedule IV

Mortgage loans on real estate
December 31, 2015
($ in thousands)
Description (face value of loan)	Loan count	Interest rate	Maturity	Carrying amount of mortgages(1)	Principal amount subject to delinquent principal and interest	Amount of balloon payments at maturity
$0 – 49,999	295	1.00% – 14.78%	09/25/2005 – 07/01/2055	$7,598	$6,340	$586
$50,000 – 99,999	543	1.00% – 12.54%	10/30/1996 – 03/01/2057	31,047	23,238	3,814
$100,000 – 149,999	590	2.00% – 12.99%	04/19/2009 – 07/01/2064	55,682	40,390	8,172
$150,000 – 199,999	431	1.23% – 12.13%	05/05/2015 – 11/01/2056	56,513	39,486	11,065
$200,000 – 249,999	336	2.00% – 12.25%	05/01/2015 – 10/01/2055	56,694	35,495	14,837
$250,000+	1,054	1.00% – 13.38%	08/01/2013 – 06/01/2060	347,343	201,452	148,842
Total	3,249			$554,877	$346,401	$187,316

(1)
The aggregate cost for federal income tax purposes is $542.4 million as of December 31, 2015.

The following table sets forth the activity in our mortgage loans ($ in thousands):
Mortgage loans	January 1, 2015 through December 31, 2015
Beginning balance	$211,159
Investment in mortgage loans	338,435
Real estate tax advances to borrowers	8,669
Non-cash interest income accretion	30,936
Mortgage loan payments	(26,400)
Transfers of mortgage loans to REO	(7,922)
Ending balance	$554,877