Form 10-Q
period 2016-03-31
Great Ajax Corp.
filed 2016-05-16
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, 15,942,638 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding which includes 624,106 of operating partnership units that are exchangable on a one-for-one basis into shares of the registrant’s common stock.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands except shares and per share data)
	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$23,893	$30,795
Cash held in trust	1,067	39
Mortgage loans(1)	584,298	554,877
Property held-for-sale	13,380	10,333
Rental property	1,155	58
Receivable from servicer	8,108	5,444
Investment in affiliates	3,810	2,625
Prepaid expenses and other assets	6,973	5,634
Total Assets	$642,684	$609,805

LIABILITIES AND EQUITY
Liabilities:
Secured borrowings(1)	$260,032	$265,006
Borrowings under repurchase agreement	136,496	104,533
Management fee payable	679	667
Accrued expenses and other liabilities	3,273	1,786
Total liabilities	400,480	371,992
Commitments and contingencies – see Note 7
Equity:
Preferred stock $.01 par value; 25,000,000 shares authorized, none issued or outstanding	-	-
Common stock $.01 par value; 125,000,000 shares authorized, 15,318,532 shares at March 31, 2016 and 15,301,946 shares at December 31, 2015 issued and outstanding	152	152
Additional paid-in capital	211,983	211,729
Retained earnings	19,896	15,921
Equity attributable to common stockholders	232,031	227,802
Noncontrolling interests	10,173	10,011
Total equity	242,204	237,813
Total Liabilities and Equity	$642,684	$609,805

(1)	Mortgage loans include $391,799 and $398,696 of loans at March 31, 2016 and December 31, 2015, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8—Debt.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except shares and per share data)
	Three months ended March 31,	Three months ended March 31,
	2016	2015
INCOME

Loan interest income	$15,814	$6,884
Interest expense	(4,987)	(1,075)
Net interest income	10,827	5,809

Income from investment in Manager	44	40
Other income	540	184
Total income	11,411	6,033

EXPENSE
Related party expense – loan servicing fees	1,403	656
Related party expense – management fee	906	747
Loan transaction expense	213	260
Professional fees	414	385
Real estate operating expenses	162	10
Other expense	353	160
Total expense	3,451	2,218

Income before provision for income taxes	7,960	3,815
Provision (benefit) for income taxes	(3)	-
Consolidated net income	7,963	3,815

Less: consolidated net income attributable to the non-controlling interest	312	175

Consolidated net income attributable to common stockholders	$7,651	$3,640

Basic earnings per common share	$0.50	$0.28

Diluted earnings per common share	$0.50	$0.28

Weighted average shares – basic	15,306,519	13,008,268
Weighted average shares – diluted	15,959,202	13,680,687

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)
	Three months ended March 31, 2016	Three months ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$7,963	$3,815
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	254	423
Non-cash interest income accretion	(9,004)	(4,228)
(Gain) loss on sale of property	(545)	2
Depreciation of property	5	1
Impairment of real estate owned	45	-
Amortization of prepaid financing costs	1,159	66
Net change in operating assets and liabilities
Cash held in trust	(1,028)	(20)
Prepaid expenses and other assets	(1,695)	(410)
Receivable from servicer	(2,664)	(397)
Undistributed income from investment in affiliate	(122)	(123)
Accrued expenses and other liabilities	1,499	1,624
Net cash from operating activities	(4,133)	753
CASH FLOWS FROM INVESTING ACTIVITES
Purchase of mortgage loans and related balances	(37,205)	(74,108)
Principal paydowns on mortgage loans	11,020	2,269
Purchase of property held-for-sale and related balances	-	(2,662)
Proceeds from sale of property held-for-sale	2,359	36
Investment in equity method investee	(1,111)	-
Distribution from affiliate	48	20
Renovations of rental property and property held for sale	(240)	(42)
Net cash from investing activities	(25,129)	(74,487)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	33,459	-
Repayments on repurchase transactions	(1,496)	(197)
Repayments on secured notes	(5,777)	(1,717)
Sale of common stock, net of offering costs	-	51,529
Distribution to non-controlling interest	(150)	(101)
Dividends paid on common stock	(3,676)	(1,795)
Net cash from financing activities	22,360	47,719
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,902)	(26,015)
CASH AND CASH EQUIVALENTS, beginning of period	30,795	53,099
CASH AND CASH EQUIVALENTS, end of period	$23,893	$27,084
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,241	$897
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$5,911	$1,392
Issuance of common stock for management and director fees	$254	$373
Transfer of property held-for-sale to loans	$143	$-

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

For the period from December 31, 2015 through March 31, 2016

(Dollars in thousands except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	11,223,984	$112	$158,951	$2,744	$161,807	$9,473	$171,280

Issuance of shares	3,981,714	40	51,368	-	51,408	-	51,408
Net income	-	-	-	24,754	24,754	1,038	25,792
Stock-based management fee expense	87,801	-	1,239	-	1,239	-	1,239
Stock-based compensation expense	8,447	-	171	-	171	-	171
Dividends and distributions	-	-	-	(11,577)	(11,577)	(500)	(12,077)
Balance at December 31, 2015	15,301,946	$152	$211,729	$15,921	$227,802	$10,011	$237,813

Net income	-	-	-	7,651	7,651	312	7,963
Stock-based management fee expense	14,910	-	227	-	227	-	227
Stock-based compensation expense	1,676	-	27	-	27	-	27
Dividends and distributions	-	-	-	(3,676)	(3,676)	(150)	(3,826)
Balance at March 31, 2016	15,318,532	$152	$211,983	$19,896	$232,031	$10,173	$242,204

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

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

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager. The Company elected to treat Thetis TRS as a “taxable REIT subsidiary” (“TRS”) under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the operating partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional securitizations. The Company generally securitizes its mortgage loans and retains subordinated securities from the securitizations. AJX Mortgage Trust I is a wholly owned subsidiary of the operating partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreement. In addition, the Company, through its operating partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned non-performing loans, as well as through outright purchases. GAJX Real Estate LLC is a wholly owned subsidiary of the operating partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code.

The Company commenced its operations in July 2014, and completed its initial public offering, or IPO, on February 19, 2015.

Basis of presentation and use of estimates

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the period ended December 31, 2015 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2016.

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (“ U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2016.

The consolidated financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements.

All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated balance sheet. As of March 31, 2016, the Company owned 96.1% of the outstanding operating partnership units (“OP Units”) and the remaining 3.9% of the OP Units were owned by an unaffiliated holder.

The Company’s 19.8% investment in the Manager is accounted for using the equity method because the Company exercises significant influence on the operations of the Manager through common officers and directors. There is no traded or quoted price for the interests in the Manager since it is privately held.

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

Note 2 — Summary of significant accounting policies

Mortgage loans

Purchased mortgage loans are initially recorded at the purchase price, net of any acquisition fees or costs at the time of acquisition and are considered asset acquisitions. As part of the determination of the bid price for mortgage loans, the Company uses a proprietary discounted cash flow valuation model to project expected cash flows, and consider alternate loan resolution probabilities, including liquidation or conversion to real estate owned. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines, the value of underlying properties and other economic and demographic data.

Loans acquired with deterioration in credit quality

The loans acquired by the Company have generally suffered some credit deterioration subsequent to origination. As a result, the Company is required to account for the mortgage loans pursuant to ASC 310-30, (Accounting for Loans with Deterioration in Credit Quality). The Company’s recognition of interest income for loans within the scope of ASC 310-30 is based upon its having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses expected cash flows to apply the interest method of income recognition.

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Re-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. Excluded from the aggregate pools are loans that pay in full subsequent to the closing date but prior to boarding. Any gain or loss incurred on these loans is recognized in other income in the period the loan pays in full.

The Company’s accounting for loans under ASC 310-30 gives rise to an accretable yield and a non-accretable difference. The excess of all undiscounted cash flows expected to be collected at acquisition over the initial investment in the loans is recognized as accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as interest income on a prospective level yield basis over the life of the pool. The excess of a loan’s contractually required payments receivable over the amount of cash flows expected at the acquisition is the non-accretable yield. The Company’s expectation of the amount of cash flows expected to be collected is evaluated at the end of each calendar quarter. In the event the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. In the event the Company expects to collect lower cash flows over the life of the pool, the Company records an impairment through the allowance for loan losses.

Loans acquired that have not experienced a deterioration in credit quality

While the Company generally acquires loans that have experienced deterioration in credit quality, it may, from time to time, acquire loans that have not missed a scheduled payment and have not experienced a deterioration in credit quality.

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

An individual loan is considered to be impaired when, based on current events and conditions, it is probable the Company will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans. Loans are tested quarterly for impairment and impairment reserves are recorded to the extent the net realizable value of the underlying collateral falls below net book value.

If necessary, an allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans.

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

Real estate

Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis, net realized value (fair market value less expected selling costs), appraisals or BPOs. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred.

Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be held-for-sale. Property is held for investment as rental property if the modeled present value of the future expected cash flows from use as a rental exceed the present value of expected cash flows from a sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 27.5 years. The Company performs an impairment analysis for all rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

Secured debt

The Company issues callable debt secured by its mortgage loans in the ordinary course of business. Coupon interest on the debt is recognized using the accrual method of accounting. Original issue discount and debt issuance costs are amortized on an effective yield basis based on the underlying cash flow of the mortgage loans. The Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of discount and issuance cost amortization.

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

Servicing fees

Under the Servicing Agreement, Gregory receives servicing fees of 0.65% annually of UPB for loans that are re-performing at acquisition, and 1.25% annually of UPB for loans that are non-performing at acquisition. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that Gregory services pursuant to the terms of the servicing agreement. The fees do not change if a performing loan becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. Gregory is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that Gregory services, property values, previous UPB of the relevant loan, and the number of REO properties. The agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the servicing agreement if the servicing agreement is terminated for any reason. See Note 9 — Related party transactions.

Stock-based payments

The Management Agreement (as defined above) provides for the payment to the Manager of a management fee. The Company pays a portion of the management fee in cash, and a portion of the management fee in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act. On October 27, 2015, the Company entered into an amended and restated management agreement with the Manager (the “Amended and Restated Agreement”), which amended the portion of the Base Management Fee and Manager’s Incentive Fee to be payable in cash and shares of the Company’s common stock retroactive to July 1, 2015. Shares issued to the Manager are determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. Management fees paid in common stock are expensed in the quarter incurred and recorded in equity at quarter end.

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

Directors’ fees

The expense related to directors’ fees is accrued and, the portion payable in common stock is reflected in stockholders’ equity in the period in which it is incurred.

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

Cash held in trust

Cash held in trust consists of cash balances legally due to lenders, and segregated from the Company’s other cash deposits. Cash held in trust is not available to the Company for any purposes other than the settlement of existing obligations to the lender.

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

Property held-for-sale is carried at the lower of its acquisition basis, net realizeable value (fair market value less expected selling costs), appraisals or an independent broker price opinion (“BPO”). Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, BPO, or an internal valuation based upon recent comparable selling prices.

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to real estate owned is based upon the present value of future expected cash flows of the loans being transferred.

Income taxes

The Company elected REIT status upon the filing of its 2014 income tax return, and has conducted its operations in order to satisfy and maintain eligibility for REIT status. Accordingly, the Company does not believe it will be subject to U.S. federal income tax from the year ended December 31, 2014 forward on the portion of the Company’s REIT taxable income that is distributed to the Company’s stockholders as long as certain asset, income and stock ownership tests are met. If the Company fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. The Company may also be subject to state or local income or franchise taxes.

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

Reclassifications

Certain amounts in the Company’s 2015 Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or equity. Additionally, the December 31, 2015 amounts included in the delinquency table in Note 3 – Mortgage loans have been reclassified from delinquent to current to reflect a correction of an error in the presentation of the disclosure that is immaterial to the consolidated financial statements taken as a whole. Such reclassifications did not affect cash flows, net income, total assets, total liabilities or total equity.

Recently adopted accounting standards

In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis. These amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company implemented this amendment for the three-months ended March 31, 2016. As a result of this implementation, there was no effect on the Company’s consolidation policy.

In April 2015, the FASB issued ASU 2015-03 Interest – Imputation of Interest. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. In June 2015, the FASB issued ASU 2015-15 which acknowledges that the scope of ASU 2015-03 does not include line-of-credit arrangements but indicates that the SEC staff would not object to an entity deferring and presenting debt issuance costs for a line-of-credit borrowing arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company implemented this amendment for the three-months ended March 31, 2016. The result of this implementation was a reduction of approximately $4.9 million on the balance sheet in Prepaid expenses and other assets, and an offsetting reduction of approximately $4.9 million in Secured borrowings. There was no effect on net income, or equity.

Recently issued accounting standards

In May 2014, Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14 deferring the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is evaluating the impact of this amendment on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01Financial Instruments – Overall. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 Investments – Equity Method and Joint Ventures which is intended to simplify the transition to the equity method of accounting. The guidance eliminates the retrospective application of the equity method of accounting when obtaining significant influence over a previously held investment. The guidance requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation. The guidance primarily simplifies the accounting for employee share-based payment transactions, including a new requirement to record all of the income tax effects at settlement or expiration through the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

Note 3 — Mortgage loans

The following table presents information regarding the accretable and non-accretable yield for loans acquired during the following periods ($ in thousands):

	Three months ended March 31, 2016		Twelve months ended December 31, 2015
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$82,179	$-	$752,457	$67,393
Non-accretable yield	(29,148)	-	(306,722)	(39,352)
Expected cash flows to be collected	53,031	-	445,735	28,041
Accretable yield	(15,853)	-	(118,673)	(8,281)
Fair value at acquisition	$37,178	$-	$327,062	$19,760

The following table presents the change in the accretable yield for the total loan portfolio for the following periods ($ in thousands):

Accretable yield	Three months ended		Twelve months ended
	March 31, 2016		December 31, 2015
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$136,455	$18,425	$54,940	$20,686
Accretable yield additions	15,853	-	118,673	8,281
Accretion	(13,540)	(2,274)	(37,158)	(10,542)
Balance at end of period	$138,768	$16,151	$136,455	$18,425

For the three-month periods ended March 31, 2016, and March 31, 2015, the Company recognized no provision for loan loss. For the three-month periods ended March 31, 2016, and March 31, 2015, the Company accreted $15.8 million and $6.9 million, respectively, into interest income with respect to its loan portfolio.

During the three-month periods ended March 31, 2016, and March 31, 2015, the Company recognized $0.2 million and $0.3 million, respectively, for due diligence costs for the acquisitions of mortgage loans.

The following table sets forth the carrying value of its mortgage loans, and related UPB by delinquency status as of March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016			December 31, 2015
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	1,418	$250,080	$321,072	1,161	$212,469	$272,577
30	471	84,367	106,121	479	83,936	107,873
60	280	49,147	61,772	338	55,573	70,781
90	782	120,370	155,524	867	127,435	167,177
Foreclosure	430	80,334	111,672	404	75,464	107,301
Mortgage loans	3,381	$584,298	$756,161	3,249	$554,877	$725,709

These balances do not include one loan in which we hold a 40.5% beneficial interest through an equity method investee.

As of March 31, 2016, the Company held 83 residential properties with a carrying value of $11.5 million that had been foreclosed. As of December 31, 2015, the Company held 55 residential properties with a carrying value of $6.8 million that had been foreclosed.

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

Note 4 — Real estate assets, net

Rental property, net

As of March 31, 2016, the Company owned seven REO properties with an aggregate carrying value of $1.2 million held for investment as rentals, at which time one of these properties was rented. Five of these properties were acquired during the three-months ended March 31, 2016, through foreclosures, and two were transferred in from Property held-for sale. As of December 31, 2015, the Company had one REO property having an aggregate carrying value of $0.1 million held for use as a rental, which was rented at that time.

Property held-for-sale

As of March 31, 2016, the Company classified 87 REO properties having an aggregate carrying value of $13.4 million as real estate held for sale as they do not meet its residential rental property investment criteria. As of December 31, 2015, the Company classified 73 REO properties having an aggregate carrying value of $10.3 million as real estate held for sale as they do not meet its residential rental property investment criteria.

Dispositions

During the three-months ended March 31, 2016, the Company disposed of 18 held-for-sale residential properties and recognized a gain of $0.5 million. During the three-months ended March 31, 2015, the Company disposed of one residential property and recognized a loss of $2,000.

Note 5 — Fair value

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2016	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans, net	$584,298	-	-	$775,820
Property held for sale	$13,380			$18,217
Not recognized on consolidated balance sheet at fair value (liabilities)
Secured borrowings	$260,032	-	$264,269	-
Borrowings under repurchase agreement	$136,496	-	$136,496	-

		Level 1	Level 2	Level 3
December 31, 2015	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans, net	$554,877	-	-	$627,112
Property held for sale	$10,333		-	$12,581
Not recognized on consolidated balance sheet at fair value (liabilities)
Secured borrowings	$265,006	-	$259,649	-
Borrowings under repurchase agreement	$104,533	-	$104,533	-

The Company has not transferred any assets from one level to another level during either the three-months ended March 31, 2016 or the three-months ended March 31, 2015.

The carrying values of its cash and cash equivalents, cash held in trust, receivable from servicer, investment in affiliates, prepaid expenses and other assets, management fee payable and accrued expenses and other liabilities are equal to or approximate fair value. Property held-for-sale is measured at cost at acquisition and subsequently measured at the lower of cost or fair value less cost to sell on a nonrecurring basis. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, an independent BPO, or an internal valuation based upon recent comparable selling prices.

The Company’s borrowings under repurchase transactions are short-term in nature, and the Company’s management believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the fair value of these borrowings approximates carrying value.

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to real estate owned is based upon the present value of future expected cash flows of the loans being transferred.

Significant changes to any of the unobservable inputs used in the fair value measurement of the Company’s mortgage loans including discount rates and loan resolution timelines among others, in isolation, could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of the Company’s mortgage loans as of March 31, 2016 and December 31, 2015:

Range of Values
Input	March 31, 2016	December 31, 2015
Equity discount rate – Re-performing loans	7% - 14%	7% - 14%
Equity discount rate – Non-performing loans	10% - 18%	10% - 18%
Cost of debt	4.25%	4.25%
Loan resolution timelines – Re-performing loans (in years)	4 - 7	4 - 7
Loan resolution timelines – Non-performing loans (in years)	1.4 - 4	1.4 - 4

Note 6 — Unconsolidated affiliates

The Company holds a 40.5% interest in a Delaware trust, GA-E 2014-12, which holds an economic interest in a single small-balance commercial loan secured by a commercial property in Portland, Oregon. At March 31, 2016, GA-E 2014-12 had a basis in the loan of $5.9 million and net income of $0.2 million for the three-months ended March 31, 2016, of which 40.5% is the Company’s share. At December 31, 2015, GA-E 2014-12 had a basis in the loan of $5.8 million. The trust’s net income was $0.2 million for the three-months ended March 31, 2015, of which 40.5% is the Company’s share. The Company accounts for this investment using the equity method.

Upon the closing of the Company’s original private placement in July, 2014, the Company received a 19.8% equity interest in Thetis, a privately held company for which there is no public market for its securities. At March 31, 2016, Thetis had total assets of $3.7 million, liabilities of $1.2 million, and net income of $0.2 million for the three-months ended March 31, 2016, of which 19.8% is the Company’s share. At December 31, 2015, Thetis had total assets of $3.0 million and liabilities of $0.5 million. Thetis had net income of $0.2 million for the three-months ended March 31, 2015, of which 19.8% is the Company’s share. The Company accounts for its investment in Thetis using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. DoubleLine Capital LP has ownership of 95% of the Trust. Through AS Ajax E LLC, the Company has ownership of 1.2% of the Trust, and other investors have ownership of 3.8% of the Trust. At March 31, 2016, the Trust had assets of $91.9 million and liabilities of $91.9 million, of which 1.2% is the Company’s share. The Trust had no net income for the three-months ended March 31, 2016. The Company accounts for its investment in AS Ajax E LLC using the equity method.

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

At March 31, 2016, the Company had commitments to purchase 157 RPLs secured by single and one-to-four family residences with aggregate UPB of $38.5 million. The loans were acquired, subsequent to quarter end, at 72.6% of UPB and the estimated market value of the underlying collateral is $45.5 million. The purchase price equaled 61.5% of the estimated market value of the underlying collateral.

Litigation, claims and assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2016, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt

Repurchase agreement

On November 25, 2014, the Company entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust, AJX Mortgage Trust I, (the “Seller”), that is wholly owned by the Operating Partnership will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the operating partnership as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to a master repurchase agreement (the “2014 MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as buyer, from time to time, pursuant to one or more transactions, not exceeding $200 million at any point in time, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the 2014 MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by the Company to repay the borrowing at maturity. The Company has effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility was amended on May 13, 2015 to increase the transaction limit, and on November 24, 2015 to extend the termination date. The facility termination date is November 22, 2016.

On December 23, 2015, the Company entered into a separate repurchase transaction, as seller, with Nomura Securities International, LLC, as buyer, in which it sold subordinated debt securities withheld from its 2014-B securitization (See Secured borrowings, below), with a simultaneous agreement by the seller to repurchase such subordinated debt securities on June 23, 2016 including accrued interest of 2.91%.

On March 9, 2016, the Company entered into a separate repurchase transaction, as seller, with Nomura Securities International, LLC, as buyer, in which it sold subordinated debt securities withheld from its 2014-A and 2015-A and 2015-C securitizations (See Secured borrowings, below), with a simultaneous agreement by the seller to repurchase such subordinated debt securities on September 9, 2016 including accrued interest of 3.00%.

On March 30, 2016, the Company renewed and extended an existing repurchase transaction, as seller, with Nomura Securities International, LLC, as buyer, in which it sold subordinated debt securities withheld from its 2015-B securitization (See Secured borrowings, below), with a simultaneous agreement by the seller to repurchase such subordinated debt securities on September 30, 2016 including accrued interest of 3.01%.

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

		March 31, 2016
Maturity Date	Maximum borrowing capacity	Amount outstanding	Amount of collateral	Interest rate
June 23, 2016	$9,374	$9,374	$13,391	2.91%
September 9, 2016	15,730	15,730	22,470	3.00%
September 30, 2016	10,658	10,658	15,226	3.01%
November 22, 2016	200,000	100,734	163,144	4.19%
Totals	$235,762	$136,496	$214,231	3.87%

		December 31, 2015
Maturity Date	Maximum borrowing capacity	Amount outstanding	Amount of collateral	Interest rate
March 30, 2016	$10,838	$10,838	$15,483	2.53%
June 23, 2016	9,374	9,374	13,391	2.91%
November 22, 2016	200,000	84,321	135,736	4.17%
Totals	$220,212	$104,533	$164,610	3.91%

While the Guaranty establishes a master netting arrangement, the arrangement does not meet the criteria for offsetting. The amount outstanding on the Company’s repurchase facility and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s balance sheets at March 31, 2016 and December 31, 2015.

	Gross amounts not offset in balance sheet
Balance sheet date	Gross amount of recognized liabilities	Gross amount pledged as collateral	Net amount
March 31, 2016	$136,496	$214,231	$77,735
December 31, 2015	$104,533	$164,610	$60,077

Secured borrowings

From the commencement of operations to March 31, 2016, the Company has completed five securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s securitizations are structured with Class A notes, Class B notes, and trusts which have rights to the residual interests in the mortgages once the notes are repaid. For each of the Company’s five securitizations through March 31, 2016, the Company has retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A/ October 2014	Class A notes due 2057(1)	$45 million	4.00%
	Class B-1 notes due 2057(2)(4)	$8 million	5.19%
	Class B-2 notes due 2057(2)(4)	$8 million	5.19%
	Trust certificates(3)	$20.4 million	–

Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054(1)	$41.2 million	3.85%
	Class B-1 notes due 2054(2)(4)	$13.7 million	5.25%
	Class B-2 notes due 2054(2)(4)	$13.7 million	5.25%
	Trust certificates(3)	$22.9 million	–

Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054(1)	$35.6 million	3.88%
	Class B-1 notes due 2054(2)(4)	$8.7 million	5.25%
	Class B-2 notes due 2054(2)(4)	$8.7 million	5.25%
	Trust certificates(3)	$22.8 million	–

Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060(1)	$87.2 million	3.88%
	Class B-1 notes due 2060(2) (4)	$15.9 million	5.25%
	Class B-2 notes due 2060(2) (4)	$7.9 million	5.25%
	Trust certificates(3)	$47.5 million	–

Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057(1)	$82.0 million	3.88%
	Class B-1 notes due 2057(2) (4)	$6.5 million	5.25%
	Class B-2 notes due 2057(2) (4)	$6.5 million	5.25%
	Trust certificates(3)	$35.1 million	–

(1)	The Class A notes are senior, sequential pay, fixed rate notes.
(2)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.
(3)	The trust certificate issued by the trust and the beneficial ownership of the trust are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificate, the Company is entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.
(4)	These securities are encumbered under the Company’s repurchase agreement.

Servicing for the mortgage loans in the Company’s securitizations is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for loans that are re-performing at acquisition and 1.25% annually of UPB for loans that are non-performing at acquisition, and is paid monthly. The following table sets forth the status of the notes held by others at March 31, 2016, December 31, 2015, and the securitization cutoff date ($ in thousands):

	Balances at March 31, 2016		Balances at December 31, 2015		Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance	Carrying value of mortgages	Bond principal balance	Mortgage UPB	Bond principal balance
2014-A	$54,269	$35,906	$55,098	$36,463	$81,405	$45,000
2014-B	65,775	34,422	66,292	35,646	91,535	41,191
2015-A	53,118	32,903	53,673	33,674	75,835	35,643
2015-B	112,392	83,711	115,395	84,973	158,498	87,174
2015-C	106,245	78,011	108,238	79,824	130,130	81,982
Deferred expenses	-	(4,921)	-	(5,574)	-	(6,968)
	$391,799	$260,032	$398,696	$265,006	$537,403	$284,022

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.  Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Note 9 — Related party transactions

The Company’s consolidated statement of income included the following significant related party transactions ($ in thousands):

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Amount	Counterparty	Consolidated Statement of Income location	Amount	Counterparty	Consolidated Statement of Income location
Loan servicing fees	$1,403	Gregory	Related party expense – loan servicing fees	$656	Gregory	Related party expense – loan servicing fees
Management fee	$906	Thetis	Related party expense – management fee	$747	Thetis	Related party expense – management fee
Due diligence and related loan acquisition costs	$26	Gregory	Loan transaction expense	$18	Gregory	Loan transaction expense
20

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

	March 31, 2016			December 31, 2015
	Amount		Consolidated Balance Sheet location	Amount	Counterparty	Consolidated Balance Sheet location
Receivables from Servicer	$8,108	Gregory	Receivable from Servicer	$5,444	Gregory	Receivable from Servicer
Management fee payable	$679	Thetis	Management fee payable	$667	Thetis	Management fee payable
Servicing fees payable	$200	Gregory	Accrued expenses and other liabilities	$152	Gregory	Accrued expenses and other liabilities
Expense reimbursement receivable	-	-	Prepaid expenses and other assets	$37	Thetis	Prepaid expenses and other assets

Management Agreement

On July 8, 2014, the Company entered into a 15-year management agreement (the “Management Agreement”) with the Manager. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s board of directors. Among other services, the Manager, directly or through Aspen affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees (other than its Chief Financial Officer) and does not expect to have any other employees in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Company’s Servicer.

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

Servicing fees are 0.65% annually of UPB for loans that are re-performing at acquisition and 1.25% annually of UPB for loans that are non-performing at acquisition, and are paid monthly. The total fees incurred by us for these services depend upon the UPB and type of mortgage loans that Gregory services pursuant to the terms of the servicing agreement. The fees do not change if a performing loan becomes non-performing or vice versa. Servicing fees for our real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by our Manager or 1.00% annually of the purchase price of any REO otherwise purchased by us.

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

Note 10 — Stock-based payments and director fees

Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. The Company paid the Manager a base fee for the quarter ended March 31, 2016 of $0.9 million of which the Company paid $0.2 million, in 14,916 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in a private placement transaction on April 27, 2016.

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

Management fees and director fees

	For the three months ended March 31, 2016		For the three months ended March 31, 2015
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	14,916	$227	26,087	$373
Independent director fees	1,648	25	1,748	25
	16,564	$252	27,835	$398

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

The following table sets forth the activity in its restricted stock plan ($ in thousands, except share and per share amounts):

Restricted stock

	Number of shares	Per share value	Total cost of grant	Grant expense recognized for the three months ended March 31, 2016	Grant expense recognized for the three months ended March 31, 2015
July 8, 2014, Directors’ Grants(1)	6,000	$15.00	$90	$-	$22
February 19, 2015 Director Grant(1)	2,000	14.25	29	2	5
	8,000		$119	$2	$27

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

Provisions (benefit) for income taxes of $(3,000) and $0 were recorded for the three-month periods ended March 31, 2016 and March 31, 2015, respectively. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheet at March 31, 2016 or December 31, 2015. The Company also recorded no interest or penalties for either of the three-month periods ended March 31, 2016 or March 31, 2015.

Note 12 — Earnings per share

The following table sets forth the components of basic and diluted earnings per share ($ in thousands, except share and per share amounts):

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Consolidated income attributable to common stockholders	$7,651	15,306,519		3,640	13,008,268
Allocation of earnings to participating restricted shares	(14)	-		(13)	-
Consolidated income attributable to unrestricted common stockholders	$7,637	15,306,519	$0.50	$3,627	13,008,268	$0.28

Effect of dilutive securities
Operating partnership units	312	624,106		175	624,106
Restricted stock grants and Manager and director fee shares	14	28,577		13	48,313

Diluted EPS
Consolidated income attributable to common stockholders and dilutive securities	$7,963	15,959,202	$0.50	$3,815	13,680,687	$0.28

Note 13 — Subsequent events

Dividend Declaration

On April 26, 2016, the Company’s board of directors declared a dividend of $0.25 per share, to be paid on May 20, 2016, to stockholders of record as of May 13, 2016.

Management Fees

On April 27, 2016, the Company issued 14,916 shares of its common stock to the Manager in payment of the stock-based portion of the management fee due for the first quarter of 2016 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2016.

Directors’ Retainer

On April 27, 2016, the Company issued each of its independent directors 412 shares of its common stock in payment of half of their quarterly director fees for the first quarter of 2016.

Securitization

On April 11, 2016, the Company completed its sixth securitization. An aggregate of $101.4 million of senior securities and $15.8 million of subordinated securities were issued in a private offering with respect to $158.5 million UPB of mortgage loans. Approximately 83.1% of these mortgage loans were re-performing loans and approximately 16.9% were non-performing loans based on UPB.

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

Overview

Great Ajax Corp. is a Maryland corporation that focuses primarily on acquiring, investing in and managing a portfolio of re-performing and non-performing mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. We also invest in loans secured by multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The multi-family and commercial mixed-use properties generally will have loan values of up to approximately $5 million. We refer to these as “smaller commercial properties.” On July 8, 2014, we closed a private offering of shares of our common stock and limited partnership units of our operating partnership, or OP Units. We commenced operations on July 8, 2014, and we completed our IPO on February 19, 2015.

We are externally managed by Thetis Asset Management LLC, an affiliated entity. We own a 19.8% interest in the Manager. Our mortgage loans and other real estate assets are serviced by Gregory Funding LLC, an affiliated entity. We conduct substantially all of our business through our operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership, and its subsidiaries. We, through a wholly owned subsidiary, are the general partner of our operating partnership. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of the operating partnership that owns the equity interest in the Manager. We elected to treat Thetis TRS as a TRS under the Code. On February 22, 2016, we received a Private Letter Ruling from the Internal Revenue Service in connection with our income earned through the Manager.  Currently, our interest in the Manager is held through a taxable REIT subsidiary and is subject to federal and state income taxes.  The ruling affirmed that we can generally own the Manager indirectly through our operating partnership without the associated income impacting our applicable REIT testing requirements.  Consistent with the ruling, we are currently exploring options for transferring our interest in the Manager to our operating partnership. Great Ajax Funding LLC is a wholly owned subsidiary of the operating partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional securitizations. AJX Mortgage Trust I, a wholly owned subsidiary of the operating partnership, was formed in connection with a repurchase agreement. GAJX Real Estate LLC, a wholly owned subsidiary of the operating partnership, was formed to own, maintain, improve and sell REO purchased by us. We have elected to treat GAJX Real Estate LLC as a TRS under the Code.

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

The current market landscape is also generating new opportunities in residential mortgage-related whole loan strategies. The origination of subprime and alternative residential mortgage loans has dramatically declined since 2008 and the new qualified mortgage and ability-to-repay rule requirements will also put pressure on new originations. Additionally, many banks and other mortgage lenders have increased their credit standards and down payment requirements for originating new loans.

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

Financing. Our ability to grow our business by acquiring re-performing and non-performing loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on our balance sheet. In October 2014, November 2014, May 2015, July 2015 and October 2015, we completed securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Subsequent to quarter end, we completed our sixth securitization, which closed on April 4, 2016. On April 11, 2016, we completed our sixth securitization. An aggregate of $101.4 million of senior securities and $15.8 million of subordinated securities were issued in a private offering with respect to $158.5 million UPB of mortgage loans. Approximately 83.1% of these mortgage loans were re-performing loans and approximately 16.9% were non-performing loans based on UPB. Net proceeds from the sale of the senior securities provided leverage of approximately 5.4 times the related equity.

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

Critical Accounting Policies and Estimates

Mortgage loans. Purchased mortgage loans are initially recorded at the purchase price, net of any acquisition fees or costs at the time of acquisition and are considered asset acquisitions. As part of the determination of the bid price for mortgage loans, the Company uses a proprietary discounted cash flow valuation model to project expected cash flows, and consider alternate loan resolution probabilities, including liquidation or conversion to real estate owned. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines, the value of underlying properties and other economic and demographic data.

Loans acquired with deterioration in credit quality. The loans acquired by the Company have generally suffered some credit deterioration subsequent to origination. As a result, the Company is required to account for the mortgage loans pursuant to ASC 310-30, (Accounting for Loans with Deterioration in Credit Quality). The Company’s recognition of interest income for loans within the scope of ASC 310-30 is based upon its having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses expected cash flows to apply the interest method of income recognition.

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Re-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. Excluded from the aggregate pools are loans that pay in full subsequent to the closing date but prior to boarding. Any gain or loss on incurred on these loans is recognized in other income in the period the loan pays in full.

The Company’s accounting for loans under ASC 310-30 gives rise to an accretable yield and a non-accretable difference. The excess of all undiscounted cash flows expected to be collected at acquisition over the initial investment in the loans is recognized as accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as interest income on a prospective level yield basis over the life of the pool. The excess of a loan’s contractually required payments receivable over the amount of cash flows expected at the acquisition is the non-accretable yield. The Company’s expectation of the amount of cash flows expected to be collected is evaluated at the end of each calendar quarter. In the event the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. In the event the Company expects to collect lower cash flows over the life of the pool, the Company records an impairment through the allowance for loan losses.

Loans acquired that have not experienced a deterioration in credit quality. While the Company generally acquires loans that have experienced deterioration in credit quality, it may, from time to time, acquire loans that have not missed a scheduled payment and have not experienced a deterioration in credit quality.

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

An individual loan is considered to be impaired when, based on current events and conditions, it is probable the Company will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans. Loans are tested quarterly for impairment and impairment reserves are recorded to the extent the net realizable value of the underlying collateral falls below net book value.

If necessary, an allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans.

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

Real estate. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis, net realizeable value (fair market value less expected selling costs), appraisals or BPOs. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred.

Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be held-for-sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 27.5 years. The Company performs an impairment analysis for all rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

Secured debt. The Company issues callable debt secured by its mortgage loans in the ordinary course of business. Coupon interest on the debt is recognized using the accrual method of accounting. Original issue discount and debt issuance costs are amortized on an effective yield basis based on the underlying cash flow of the mortgage loans. The Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of discount and issuance cost amortization.

Fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Property held-for-sale is carried at the lower of its acquisition basis, net realizeable value (fair market value less expected selling costs), appraisals or an independent broker price opinion (“BPO”). Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. The fair value of property held-for-sale is generally based on estimated market prices from an independently prepared appraisal, BPO, or an internal valuation based upon recent comparable selling prices.

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to real estate owned is based upon the present value of future expected cash flows of the loans being transferred.

Income Taxes. We elected REIT status upon the filing of our 2014 income tax return, and have conducted our operations in order to satisfy and maintain eligibility for REIT status. Accordingly, we do not believe we will be subject to U.S. federal income tax from the year ended December 31, 2014 forward on the portion of our REIT taxable income that is distributed to our stockholders as long as certain asset, income and stock ownership tests are met. If we fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. We may also be subject to state or local income or franchise taxes.

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

Results of Operations

For the three-months ended March 31, 2016, our net interest income was $10.8 million, our consolidated net income was $8.0 million, and diluted earnings per share was $0.50, compared to net interest income of $5.8 million, consolidated net income of $3.8 million and diluted earnings per share of $0.28 for the three months ended March 31, 2015.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except shares and per share data)
	Three months ended March 31,	Three months ended March 31,
	2016	2015
INCOME

Loan interest income	$15,814	$6,884
Interest expense	(4,987)	(1,075)
Net interest income	10,827	5,809

Income from investment in Manager	44	40
Other income	540	184
Total income	11,411	6,033

EXPENSE
Related party expense – loan servicing fees	1,403	656
Related party expense – management fee	906	747
Loan transaction expense	213	260
Professional fees	414	385
Real estate operating expenses	162	10
Other expense	353	160
Total expense	3,451	2,218

Income before provision for income taxes	7,960	3,815
Provision for income taxes	(3)	-
Consolidated net income	7,963	3,815

Our primary source of income is interest and discount accretion earned on our loan portfolio offset by the interest expense incurred to fund portfolio acquisitions.

The increase in our interest income, consolidated income, and diluted earnings per share between the three-months ended March 31, 2016 and the three-months ended March 31, 2015 is due to the increase in our loan portfolio from 1,827 loans with a UPB of $399.0 million at March 31, 2015 to 3,381 loans with a UPB of $756.2 million, not including one loan in which we hold a 40.5% interest through an equity method investee. Additionally, re-default rates on our RPL portfolio were lower than expected, extending the duration of the portfolio and reducing the current period income. Our operating income for the three-months ended March 31, 2016 included $9.0 million of non-cash interest income accretion, compared to $4.2 million of non-cash interest income accretion for the three-months ended March 31, 2015.

Interest income increased $8.9 million for the three months ended March 31, 2016 versus the comparable three-month period as a result of a net $339.2 million increase in the average carrying value of the mortgage loans offset by a 0.55% decrease in the average effective yield. The reduction in the effective yield is a result of lower delinquency rates on certain of our RPL pools that extends the duration of the pools. The extended duration results in higher expected cash flows but results in a reduction of current period income. For the quarter ended March 31, 2016, we recorded $6.8 million in interest income and $9.0 million in discount accretion versus $2.7 million and $4.2 million, respectively, for the quarter ended March 31, 2015.

	Three months ended March 31, 2016		Three months ended March 31, 2015
Average portfolio balance	$568,908		$229,751
Average earnings rate	11.7	%*	12.2	%*
* Monthly compounded annual yield

Interest expense increased $3.9 million for the quarter ended March 31, 2016 versus the comparable period primarily due to increases in our average balance secured borrowings and borrowings under repurchase agreement. Our ending balance of secured borrowings at March 31, 2016 was $260.0 million versus $81.3 million at March 31, 2015. Our ending balance of borrowing under repurchase agreement at March 31, 2016 was $136.5 million versus $15.1 million at March 31, 2015. The increase in the average interest expense rate primarily results from the original issue discount and debt issuance costs of the senior bonds in our secured borrowing.

	Three months ended March 31, 2016		Three months ended March 31, 2015
Average borrowing balance	$384,486		$99,167
Average interest expense rate	5.2	%*	4.3	%*
* Annualized

Other income increased $0.3 million for the three months ended March 31, 2016 versus the comparable quarter primarily due to increased late fees, higher gain on the sale of REO and a gain recorded on a loan that was acquired during the calendar quarter but that paid off prior to boarding . Income from our investment in manager was flat quarter over quarter.

Total expenses for the quarter ended March 31, 2016 increased $1.2 million versus the comparable quarter primarily due to increases in loan servicing fees, management fees, real estate operating expenses and other expense. Loan servicing fees increased $0.7 million versus the comparable quarter as a result of the increase in the balance of the mortgage loans subject to servicing fees. Management fee expense increased commensurate with the increase in stockholder’s equity at March 31, 2016 versus the comparable quarter. Real estate operating expenses increased $0.2 million quarter over quarter due to higher property taxes, insurance and HOA fees on the increased REO portfolios. Other expenses increased $0.2 million quarter over quarter on higher Corporate expenses associated with the overall growth of the Company.

Our net book value per share was $15.18, and $14.92 at March 31, 2016 and December 31, 2015, respectively, an increase of $0.26 due to the increase in equity from our earnings. The net book value per share is calculated by dividing equity by total adjusted shares outstanding, including OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership) and Manager and director shares not issued as of the date indicated.

	March 31,	December 31,
	2016	2015
Outstanding shares	15,318,532	15,301,946
Adjustments for:
Operating partnership units	624,106	624,106
Manager and director shares earned but not issued as of the date indicated	16,564	16,586
Total adjusted shares outstanding	15,959,202	15,942,638

Portfolio acquisitions
(dollars in thousands)
	Three months ended March 31, 2016	Three months ended December 31, 2015	Three months ended September 30, 2015	Three months ended June 30, 2015
RPLs
Count	218	333	393	758
UPB	$49,685	$60,956	$91,764	$188,935
Purchase price	$37,148	$45,861	$66,852	$150,388
Purchase price % of UPB	74.8%	75.7%	72.9%	79.6%

NPLs
Count	-	4	-	69
UPB	$-	$910	$-	$15,710
Purchase price	$-	$585	$-	$9,044
Purchase price % of UPB	-	64.8%	-	57.6%

Mortgage loans purchased during the quarter and held as of March 31, 2016 were on our balance sheet for a weighted average of 45 days of the quarter. Our average assets during the quarter were $626.0 million and our average equity was $240.3 million. At March 31, 2016, our total assets were $642.7 million and total equity was $242.2 million, compared to total assets of $609.8 million and total equity of $237.8 million at December 31, 2015.

During the quarter, we established a joint-venture with DoubleLine Capital LP, which purchased 568 RPLs for $90.2 million. The purchase price equaled 86.4% of UPB and 59.0% of the underlying property value. DoubleLine Capital LP has ownership of 95% of the joint venture, we have ownership of 1.2%, and other investors have ownership of 3.8%. Our Manager will act as administrator for the joint venture, and our servicer will perform all servicing for this pool of loans. We have the option to increase our ownership percentage in the future through increased participation in the joint venture’s future asset purchases, if any.

As of March 31, 2016, our portfolio of mortgage-related assets consisted of the following (dollars in thousands):

No. of Loans	3,382	Weighted Average Remaining Term	313.4
Total UPB	$758,734	No. of first liens	3,361
Interest-Bearing Balance	$705,441	No. of second liens	21
Deferred Balance(2)	$53,294	No. of Rental Properties	7
Market Value of Collateral(3)	$861,366	Market Value of Rental Properties	$1,570
Price/Total UPB(3)	73.6%	Capital Invested in Rental Properties	$1,155
Price/Market Value of Collateral	65.4%	Price/Market Value of Rental Properties(6)	73.6%
Weighted Average Coupon(4)	4.45%	No. of Other REO	87
Weighted Average LTV(5)	102.4%	Market Value of Other REO	$18,217

(1)	Information reflects one loan in which we hold a 40.5% beneficial interest through an equity method investee and two loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.
(2)	Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)	As of date of acquisition.
(4)	Our loan portfolio consists of fixed rate (51.0% of UPB), ARM (17.0% of UPB) and Hybrid ARM (32.0% of UPB) mortgage loans with original terms to maturity of not more than 40 years.
(5)	UPB as of March 31, 2016 divided by market value of collateral as of date of acquisition and weighted by the UPB of the loan.

Our average assets during the quarter were $626.0 million and our average equity was $240.3 million. At March 31, 2016, our total assets were $642.7 million and total equity was $242.2 million, compared to total assets of $609.8 million and total equity of $237.8 million at December 31, 2015. During each of the three-month periods ended March 31, 2016, and March 31, 2015, 37 and 18 mortgage loans, respectively, representing 0.94% and 0.74%, respectively, of our ending UPB, had been repaid.

We closely monitor the status of our mortgage loans through our Servicer, as it works with our borrowers to improve their payment records. As of the March 31, 2016, of the 3,382 loans in our portfolio, 86.9% were re-performing loans and 13.1% were non-performing loans based on UPB. The following chart shows the percentages of our portfolio, based on UPB, represented by non-performing loans and re-performing loans at March 31, 2016.

Portfolio composition by re-performing and non-performing loans

	March 31, 2016	December 31, 2015
Re-performing loans	86.9%	85.0%
Non-performing loans	13.1%	15.0%
Total loans	100.0%	100.0%

The following table sets forth the years in which our mortgage loans were originated based upon UPB:

Mortgage loan portfolio by year of origination at March 31, 2016
Years of Origination	Percentage of UPB
Prior to 1990	0.1%
1990 – 2000	1.8%
2001 – 2005	19.0%
2006 – 2008	72.9%
After 2008	6.2%

The following table identifies the mortgage loans by state, number of loans, loan value and collateral value and percentages thereof at March 31, 2016 identified above:

Loans by state as of March 31, 2016

($ in thousands)

State	Loan Count	UPB ($)	% of UPB	Collateral Value ($) (1)	% of Collateral Value	State	Loan Count	UPB ($)	% of UPB	Collateral Value ($) (1)	% of Collateral Value
CA	514	192,270	25.3%	231,182	26.8%	IN	56	5,086	0.7%	5,913	0.7%
FL	513	109,153	14.4%	110,644	12.8%	MO	30	4,046	0.5%	4,076	0.5%
NY	221	74,408	9.8%	98,159	11.4%	LA	29	3,629	0.5%	4,277	0.5%
NJ	187	54,376	7.2%	52,328	6.1%	DE	18	3,313	0.4%	4,205	0.5%
MD	126	33,203	4.4%	35,604	4.1%	RI	13	2,935	0.4%	2,854	0.3%
IL *	151	30,574	4.0%	28,529	3.3%	WI	20	2,922	0.4%	3,140	0.4%
MA	100	27,330	3.6%	32,680	3.8%	DC	8	2,514	0.3%	4,085	0.5%
TX	202	23,200	3.1%	32,145	3.7%	NM	9	2,011	0.3%	2,472	0.3%
GA *	134	18,517	2.4%	19,166	2.2%	NH	9	1,999	0.3%	2,453	0.3%
VA	72	15,793	2.1%	16,956	2.0%	HI	8	1,958	0.3%	3,020	0.4%
AZ	77	15,715	2.1%	14,767	1.7%	KY	18	1,779	0.2%	2,004	0.2%
NC	107	13,585	1.8%	14,769	1.7%	MS	16	1,572	0.2%	1,746	0.2%
WA	52	12,626	1.7%	14,351	1.7%	PR	10	1,278	0.2%	1,626	0.2%
PA	118	11,776	1.6%	14,793	1.7%	IA	12	1,052	0.1%	1,120	0.1%
OH	87	11,658	1.5%	11,739	1.4%	ID	7	826	0.1%	1,285	0.1%
OR**	40	11,495	1.5%	14,467	1.7%	ME	6	923	0.1%	863	0.1%
CO	40	8,604	1.1%	11,467	1.3%	KS	8	681	0.1%	704	0.1%
MI	56	7,803	1.0%	8,838	1.0%	OK	10	675	0.1%	811	0.1%
SC	55	7,603	1.0%	8,226	1.0%	AR	9	664	0.1%	762	0.1%
NV	34	7,428	1.0%	7,547	0.9%	SD	3	626	0.1%	787	0.1%
TN	58	6,852	0.9%	8,048	0.9%	WV	6	547	0.1%	608	0.1%
CT	33	6,689	0.9%	6,519	0.8%	NE	4	308	0.0%	325	0.0%
UT	31	5,686	0.7%	6,514	0.8%	MT	1	133	0.0%	215	0.0%
AL	31	5,402	0.7%	5,340	0.6%	WY	1	92	0.0%	173	0.0%
MN	31	5,347	0.7%	6,905	0.8%	ND	1	73	0.0%	159	0.0%
						Total	3,382	758,734	100.0%	861,367	100.0%

* Information reflects two loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.

** Information reflects one loan in which we hold a 40.5% beneficial interest through an equity method investee.

(1) As of date of acquisition.

The following table presents certain characteristics about our mortgage loans at March 31, 2016:

	Year of Origination
Portfolio Characteristics:	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990
Number of loans	236	2,149	785	196	16
Current unpaid principal balance	$46,779	$553,006	$144,325	$14,066	$558
Loan Attributes:
Weighted average loan age (months)	61.4	110.7	139.4	217.9	348.4
Weighted average loan-to-value (as of 3/31/16)	89.5%	109.0%	90.3%	67.6%	22.4%
Delinquency Performance: (as of 3/31/16)
30 days delinquent	14.4%	13.7%	14.9%	11.8%	14.2%
60 days delinquent	6.7%	8.1%	8.5%	9.6%	11.4%
90+ days delinquent	12.8%	20.7%	20.6%	30.9%	31.4%
Foreclosure	11.0%	14.0%	17.7%	18.9%	14.9%

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

As of March 31, 2016, substantially all of our invested capital was in re-performing and non-performing loans. We also held approximately $23.9 million of cash and cash equivalents, a decrease of $6.9 million from $30.8 million at December 31, 2015, due to our investments in mortgage loans. Our average daily cash balance during the quarter was $27.8 million, a decrease of $0.3 million from our average daily balance of $28.1 million during quarter ended December 31, 2015 due to acquisitions of mortgage loans, and the timing of our borrowings from our repurchase agreement.

Cash flows from operating activities for the quarter ended March 31, 2016 were negative $4.1 million resulting primarily from consolidated net income of $8.0 million offset by increases in prepaid expenses, cash receivable from our Servicer, restricted cash, and other operating activity of $3.1 million, and non-cash interest income accretion of $9.0 million. Cash flows from operating activities for the quarter ended March 31, 2015 were positive $0.8 million resulting primarily from consolidated net income of $3.8 million, and a net decrease in prepaid expenses, receivable from our Servicer, and other operating activity of $1.2 million, offset by non-cash interest income accretion of $4.2 million. Cash flows from investing activities were negative $25.1 million due to acquisitions of mortgage loans of $37.2 million, offset by principal paydowns of $11.0 million and other net investing activity inflows of $1.1 million. For the quarter ended March 31, 2015, cash flows from investing activities were negative $74.5 million due to acquisitions of mortgage loans of $74.1, and net other financing activity of $0.3 million. Cash flows from financing activities for the quarter-ended March 31, 2016, were positive $22.4 million due to proceeds from repurchase transactions of $33.5 million, offset by repayments on our repurchase transactions and secured notes of $7.3 million and dividends and distributions of $3.8 million. Cash flows from financing activities for the quarter ended March 31, 2015, were positive $47.7 million due to proceeds from our IPO of $51.5 million, offset by repayments on our repurchase transactions and secured notes of $1.9 million and dividends and distributions of $1.9 million.

We completed our IPO in February, 2015, in which we and selling stockholders sold an aggregate of 5,276,797 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We sold 3,976,464 shares of common stock and selling stockholders sold 1,300,333 shares of common stock, in each case, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We used the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets.

From inception (January 30, 2014) to March 31, 2016, we have completed five securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are variable interest entities (“VIEs”). The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our securitizations are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of our five securitizations through March 31, 2016, we have retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates as of March 31, 2016:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A/ October 2014	Class A notes due 2057(1)	$45 million	4.00%
	Class B-1 notes due 2057(2) (4)	$8 million	5.19%
	Class B-2 notes due 2057(2) (4)	$8 million	5.19%
	Trust certificates(3)	$20.4 million	–

Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054(1)	$41.2 million	3.85%
	Class B-1 notes due 2054(2) (4)	$13.7 million	5.25%
	Class B-2 notes due 2054(2) (4)	$13.7 million	5.25%
	Trust certificates(3)	$22.9 million	–

Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054(1)	$35.6 million	3.88%
	Class B-1 notes due 2054(2) (4)	$8.7 million	5.25%
	Class B-2 notes due 2054(2) (4)	$8.7 million	5.25%
	Trust certificates(3)	$22.8 million	–

Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060(1)	$87.2 million	3.88%
	Class B-1 notes due 2060(2) (4)	$15.9 million	5.25%
	Class B-2 notes due 2060(2) (4)	$7.9 million	5.25%
	Trust certificates(3)	$47.5 million	–

Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057(1)	$82.0 million	3.88%
	Class B-1 notes due 2057(2) (4)	$6.5 million	5.25%
	Class B-2 notes due 2057(2) (4)	$6.5 million	5.25%
	Trust certificates(3)	$35.1 million	–

(1)	The Class A notes are senior, sequential pay, fixed rate notes.

(2)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.

(3)	The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

(4)	These securities are encumbered under our repurchase agreement.

Servicing for the mortgage loans in our securitizations is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for re-performing loans and 1.25% annually of UPB for non-performing loans, and is paid monthly.

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

On December 23, 2015, we entered into a separate repurchase transaction, as seller, with Nomura Securities International, LLC, as buyer, in which we sold subordinated debt securities withheld from our 2014-B securitization (See Note 8—Secured borrowings), with a simultaneous agreement by the seller to repurchase such subordinated debt securities on June 23, 2016 including accrued interest of 2.91%.

On March 9, 2016, we entered into a separate repurchase transaction, as seller, with Nomura Securities International, LLC, as buyer, in which we sold subordinated debt securities withheld from our 2014-A and 2015-A and 2015-C securitizations (See Note 8—Secured borrowings), with a simultaneous agreement by the seller to repurchase such subordinated debt securities on September 9, 2016 including accrued interest of 3.00%.

On March 30, 2016, we renewed and extended an existing repurchase transaction, as seller, with Nomura Securities International, LLC, as buyer, in which we sold subordinated debt securities withheld from our 2015-B securitization (See Note 8—Secured borrowings), with a simultaneous agreement by the seller to repurchase such subordinated debt securities on September 30, 2016 including accrued interest of 3.01%.

As of March 31, 2016, we had $136.5 million outstanding under our repurchase transactions. The maximum month-end balance outstanding during the three-month period ended March 31, 2016 was $136.5 million, compared to a maximum month-end balance for the three-month period ended December 31, 2015 of $104.5 million. The following table sets forth data with respect to our repurchase transactions for the three-month periods ended March 31, 2016, and December 31, 2015 ($ in thousands):

	Three months ended March 31, 2016	Three months ended December 31, 2015
Balance at end of period	$136,496	$104,533
Maximum month-end balance outstanding during the period	$136,496	$104,533
Average balance	$115,570	$91,558

The increase in our average balance of $24.0 million from $115.6 million for the three-months ended March 31, 2016 relative to our ending balance of $91.6 million for the three months ended December 31, 2015, was due to a net increase in borrowing under the repurchase agreement during the three-months ended March 31, 2016. These proceeds were used for the acquisition of additional mortgage loans. We increased our borrowing balance by placing the subordinate bonds from our 2014-A, 2015-A and 2015-C securitizations on our repurchase facility.

Gregory services the mortgage loans and the REO properties financed through our repurchase facility pursuant to the terms of a servicing agreement by and among the Servicer, the Seller, REO I and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as our servicing agreement with Gregory. The operating partnership as Guarantor will provide to the Buyer a limited guaranty of certain losses incurred by the Buyer in connection with certain events and/or the Seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the Seller or an REO subsidiary related to their status as a special purpose entity, the occurrence of certain bad acts by the Seller Parties, the occurrence of certain insolvency events of the Seller or an REO subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the Guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.

As of March 31, 2016 and December 31, 2015, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facility and secured borrowings.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. We may pay dividends from our operating, investing or financing cash flows as circumstances require. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our board of directors. On April 26, 2016, our board of directors declared a dividend of $0.25 per share, which will be payable on May 20, 2016 to stockholders of record as of May 13, 2016.

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

Contractual Obligations

A summary of our contractual obligations as of March 31, 2016 and December 31, 2015 is as follows:

March 31, 2016	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Borrowings under repurchase agreement	$136,496	$136,496	$-	$-	$-
Interest on repurchase agreement	3,716	3,716	-	-	-
Total	$140,212	$140,212	$-	$-	$-

December 31, 2015	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Borrowings under repurchase agreement	$104,533	$104,533	$-	$-	$-
Interest on repurchase agreement	3,833	3,833	-	-	-
Total	$108,366	$108,366	$-	$-	$-

At March 31, 2016, we had securitized borrowings with a balance of $260.0 million consisting of five tranches of $35.9 million, $34.4 million, $32.9 million, $83.7 million and $78.0 million with contractual interest rates of 4.00%, 3.85%, 3.88%, 3.88% and 3.88% respectively.

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

Subsequent events

On April 26, 2016, our board of directors declared a dividend of $0.25 per share, which will be payable on May 20, 2016 to stockholders of record as of May 13, 2016.

On April 27, 2016, we issued 14,916 shares of our common stock to the Manager in payment of stock-based component of the management fee due for the first quarter of 2016 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2016.

On April 27, 2016, we issued each of our independent Directors 412 shares of our common stock in payment of half of their quarterly director fees for the first quarter of 2016.

Subsequent to quarter end we completed our sixth securitization, which closed on April 11, 2016. An aggregate of $101.4 million of senior securities and $15.8 million of subordinated securities were issued in a private offering with respect to $158.5 million UPB of mortgage loans. Approximately 83.1% of these mortgage loans were RPLs and approximately 16.9% were NPLs based on UPB.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from these previously disclosed risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 27, 2016, the Company issued 14,916 shares of its common stock to the Manager in payment of the sock-based portion of the management fee due for the first quarter of 2016 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2016. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2016.

On April 27, 2016, the Company issued each of its independent directors 412 shares of its common stock in payment of half of their quarterly director fees for the first quarter of 2016. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: May 16, 2016	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

