Form 10-Q
period 2016-06-30
Great Ajax Corp.
filed 2016-08-04
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of August 4, 2016, 18,567,985 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.

 -i-

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except shares and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$68,359	$30,795
Cash held in trust	382	39
Mortgage loans(1)	630,534	554,877
Property held-for-sale	16,551	10,333
Rental property	760	58
Receivable from servicer	6,949	5,444
Investment in affiliates	3,900	2,625
Prepaid expenses and other assets	2,320	5,634
Total Assets	$729,755	$609,805

LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1)	$346,070	$265,006
Borrowings under repurchase agreement	102,240	104,533
Management fee payable	703	667
Accrued expenses and other liabilities	3,443	1,786
Total liabilities	452,456	371,992
Commitments and contingencies- see Note 7
Equity:
Preferred stock $.01 par value; 25,000,000 shares authorized, none issued or outstanding	-	-
Common stock $.01 par value; 125,000,000 shares authorized, 17,924,523 shares at June 30, 2016 and 15,301,946 shares at December 31, 2015 issued and outstanding	179	152
Additional paid-in capital	244,180	211,729
Retained earnings	22,666	15,921
Equity attributable to common stockholders	267,025	227,802
Non-controlling interests	10,274	10,011
Total equity	277,299	237,813
Total Liabilities and Equity	$729,755	$609,805

(1)	Mortgage loans include $504,885 and $398,696 of loans at June 30, 2016 and December 31, 2015, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8—Debt. Secured borrowings are presented net of deferred issuance costs.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except shares and per share data)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
INCOME

Loan interest income	$16,378	$10,793	$32,192	$17,677
Interest expense	(6,063)	(2,269)	(11,050)	(3,344)
Net interest income	10,315	8,524	21,142	14,333

Income from investment in Manager	46	64	90	104
Other income	327	222	867	406
Total income	10,688	8,810	22,099	14,843

EXPENSE
Related party expense – loan servicing fees	1,453	851	2,856	1,507
Related party expense – management fees	937	856	1,843	1,603
Loan transaction expense	574	729	787	989
Professional fees	407	356	821	741
Real estate operating expenses	113	54	275	64
Other expense	317	289	670	449
Total expense	3,801	3,135	7,252	5,353

Income before provision for income taxes	6,887	5,675	14,847	9,490
Provision for income taxes	26	16	23	16
Consolidated net income	6,861	5,659	14,824	9,474
Less: consolidated net income attributable to the non-controlling interest	256	223	568	398
Consolidated net income attributable to common stockholders	$6,605	$5,436	$14,256	$9,076
Basic earnings per common share	$0.42	$0.36	$0.92	$0.64
Diluted earnings per common share	$0.42	$0.36	$0.92	$0.64

Weighted average shares – basic	15,742,932	15,237,739	15,524,725	14,129,162
Weighted average shares – diluted	16,389,126	15,909,634	16,174,164	14,801,319

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six months ended June 30, 2016	Six months ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$14,824	$9,474
Adjustments to reconcile consolidated net income to net cash from operating activities
Stock-based management fee and compensation expense	514	921
Non-cash interest income accretion	(20,711)	(11,850)
(Gain) loss on sale of property	(1,086)	9
Depreciation of property	11	1
Impairment of real estate owned	200	-
Amortization of deferred financing costs	2,889	435
Net change in operating assets and liabilities
Cash held in trust	(343)	(41)
Prepaid expenses and other assets	(521)	(3,186)
Receivable from servicer	(1,505)	(2,198)
Undistributed income from investment in affiliate	(259)	(275)
Accrued expenses, Management fee payable, and other liabilities	1,693	1,685
Net cash from operating activities	(4,294)	(5,025)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(89,328)	(233,626)
Principal paydowns on mortgage loans	23,595	7,260
Purchase of property held-for-sale and related balances	-	(2,794)
Proceeds from sale of property held-for-sale	5,220	357
Investment in equity method investee	(1,111)	-
Distribution from affiliate	95	67
Renovations of rental property and property held for sale	(478)	(139)
Net cash from investing activities	(62,007)	(228,875)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	71,086	153,841
Proceeds from sale of secured notes	101,431	35,213
Repayments on repurchase transactions	(73,379)	(15,286)
Repayments on secured notes	(19,421)	(3,543)
Sale of common stock, net of offering costs	31,964	51,529
Distribution to non-controlling interest	(305)	(213)
Dividends paid on common stock	(7,511)	(4,541)
Net cash from financing activities	103,865	217,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	37,564	(16,900)
CASH AND CASH EQUIVALENTS, beginning of period	30,795	53,099
CASH AND CASH EQUIVALENTS, end of period	$68,359	$36,199
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,952	$2,544
Cash paid for income taxes	-	-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$10,930	$4,965
Issuance of common stock for management and director fees	$514	$921
Transfer of property held-for-sale to loans	$143	$-

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2014	11,223,984	$112	$158,951	$2,744	$161,807	$9,473	$171,280
Issuance of shares	3,981,714	40	51,489	-	51,529	-	51,529
Net income	-	-	-	9,076	9,076	398	9,474
Stock-based management fee expense	43,301	-	814	-	814	-	814
Stock-based compensation expense	4,999	-	107	-	107	-	107
Dividends and distributions	-	-	-	(4,541)	(4,541)	(213)	(4,754)
Balance at June 30, 2015	15,253,998	$152	$211,361	$7,279	$218,792	$9,658	$228,450

Balance at December 31, 2015	15,301,946	$152	$211,729	$15,921	$227,802	$10,011	$237,813
Net income	-	-	-	14,256	14,256	568	14,824
Issuance of shares	2,589,427	27	31,937	-	31,964	-	31,964
Stock-based management fee expense	29,826	-	462	-	462	-	462
Stock-based compensation expense	3,324	-	52	-	52	-	52
Dividends and distributions	-	-	-	(7,511)	(7,511)	(305)	(7,816)
Balance at June 30, 2016	17,924,523	$179	$244,180	$22,666	$267,025	$10,274	$277,299

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2016

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

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager. The Company elected to treat Thetis TRS as a “taxable REIT subsidiary” (“TRS”) under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional securitizations. The Company generally securitizes its mortgage loans and retains subordinated securities from the securitizations. AJX Mortgage Trust I is a wholly owned subsidiary of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreement. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned non-performing loans, as well as through outright purchases. GAJX Real Estate LLC is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code. During the three-months ended June 30, 2016, the Company formed FLAIAS LLC, a wholly owned subsidiary of the operating partnership, to acquire property tax liens in the state of Florida.

The Company commenced its operations in July 2014, and completed its initial public offering, or IPO, on February 19, 2015.

The Company completed an additional public offering of its common stock in June 2016, in which it sold an aggregate of 2,589,427 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. The Company intends to use the approximately $32.0 million of proceeds net of expenses to acquire additional mortgage loans and mortgage-related assets.

Basis of presentation and use of estimates

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the period ended December 31, 2015 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2016.

Interim financial statements are unaudited and prepared in accordance with accounting principles generally accepted in the United States (“ U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2016.

The consolidated interim financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements.

All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated balance sheet. As of June 30, 2016, the Company owned 96.6% of the outstanding operating partnership units (“OP Units”) and the remaining 3.4% of the OP Units were owned by an unaffiliated holder.

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

Note 2 — Summary of significant accounting policies

Mortgage loans

Purchased mortgage loans are initially recorded at the purchase price, net of any acquisition fees or costs at the time of acquisition and are considered asset acquisitions. As part of the determination of the bid price for mortgage loans, the Company uses a proprietary discounted cash flow valuation model to project expected cash flows, and consider alternate loan resolution probabilities, including liquidation or conversion to real estate owned. Observable inputs to the model include interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines, the value of underlying properties and other economic and demographic data.

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

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Re-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. Excluded from the aggregate pools are loans that pay in full subsequent to the closing date but prior to pooling. Any gain or loss incurred on these loans is recognized in other income in the period the loan pays in full.

The Company’s accounting for loans under ASC 310-30 gives rise to an accretable yield and a non-accretable amount. The excess of all undiscounted cash flows expected to be collected at acquisition over the initial investment in the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as interest income on a prospective level yield basis over the life of the pool. The excess of a loan’s contractually required payments receivable over the amount of cash flows expected at the acquisition is the non-accretable amount. The Company’s expectation of the amount of cash flows expected to be collected is evaluated at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. If the Company expects to collect lower cash flows over the life of the pool, the Company records an impairment through the allowance for loan losses.

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

Real estate

The Company acquires real estate properties when it forecloses on the borrower and takes title to the underlying property (real estate owned or REO). Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis, net realizable value (fair market value less expected selling costs), appraisals or independent broker price opinion (BPOs). Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred.

Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be held-for-sale. Property is held for investment as rental property if the modeled present value of the future expected cash flows from use as a rental exceed the present value of expected cash flows from a sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 27.5 years. The Company performs an impairment analysis for all rental property not held-for-sale using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

Secured borrowings

The Company, through securitization trusts, issues callable debt secured by its mortgage loans in the ordinary course of business.  The secured borrowings are structured as debt financings, and the loans remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are variable interest entities (VIEs). These secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest on the debt is recognized using the accrual method of accounting.  Deferred issuance costs, including original issue discount and debt issuance costs, are amortized on an effective yield basis based on the underlying cash flow of the mortgage loans.  The Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date.  Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.

Repurchase facilities

The Company enters into repurchase financing facilities under which it nominally sells assets to a counterparty and simultaneously enters into an agreement to repurchase the sold assets at a price equal to the sold amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. At the maturity of a repurchase financing, unless the repurchase financing is renewed, the Company is required to repay the borrowing including any accrued interest and concurrently receives back its pledged collateral from the lender. The repurchase financings are treated as collateralized financing transactions; pledged assets are recorded as assets in the Company’s consolidated balance sheets, and debt is recognized at the contractual amount. Interest is recorded at the contractual amount on an accrual basis. Costs associated with the set-up of a repurchasing contract are recorded as prepaid expense at inception and amortized over the contractual life of the agreement. Any draw fees associated with individual transactions and any facility fees assessed on the amounts outstanding are recorded as prepaid expense when incurred and amortized over the contractual life of the related borrowing.

Management fee and expense reimbursement

Under the management agreement with the Manager (the “Management Agreement”), the Company pays a quarterly base management fee based on its stockholders’ equity and a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. See Note 9 — Related party transactions.

Servicing fees

Under the Company’s Servicing Agreement, Gregory receives servicing fees of 0.65% annually of the Unpaid Principal Balance (UPB) for loans that are re-performing at acquisition and 1.25% annually of UPB for loans that are non-performing at acquisition. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that Gregory services pursuant to the terms of the servicing agreement. The fees do not change if a re-performing loan becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. Gregory is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that Gregory services, property values, previous UPB of the relevant loan, and the number of REO properties. The agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the servicing agreement if the servicing agreement is terminated for any reason. See Note 9 — Related party transactions.

Stock-based payments

The Management Agreement provides for the payment to the Manager of a management fee. The Company pays a portion of the management fee in cash, and a portion of the management fee in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act. On October 27, 2015, the Company entered into an amended and restated management agreement with the Manager (the “Amended and Restated Agreement”), which amended the portion of the base management fee and manager’s incentive fee to be payable in cash and shares of the Company’s common stock retroactive to July 1, 2015. Shares issued to the Manager are determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. Management fees paid in common stock are expensed in the quarter incurred and recorded in equity at quarter end.

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

On June 7, 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”), to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the adoption of up to 5% of outstanding shares on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP Units and LTIP units, into shares of common stock). At the time of the adoption of the 2016 Plan, there were 793,905 shares available under for distribution.

Directors’ fees

The expense related to directors’ fees is accrued and, the portion payable in common stock is reflected in stockholders’ equity in the period in which it is incurred.

Variable interest entities

In the normal course of business, the Company enters into various types transactions with special purpose entities (SPEs), which have primarily consisted of trusts established for the Company’s secured borrowings (See “Secured Borrowings” above and Note 8 to the financial statements).  Additionally, from time to time, the Company may enter into joint ventures with unrelated entities.  The Company evaluates each transaction and its resulting beneficial interest to determine if the entity formed pursuant to the transaction should be classified as a Variable Interest Entity (VIE). If an entity created in a transaction meets the definition of a VIE and the Company determines that Great Ajax is the primary beneficiary, the Company will include the entity in its consolidated financial statements.

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

Cash held in trust

Cash held in trust consists of cash balances legally due to lenders, and is segregated from the Company’s other cash deposits. Cash held in trust is not available to the Company for any purposes other than the settlement of existing obligations to the lender.

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

Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company calculates the fair value for the senior debt consolidated on its balance sheet from securitization trusts by using the Company’s proprietary pricing model to estimate the cash flows expected to be generated from the underlying collateral with the discount rate used in the present value calculation representing an estimate of the average rate for debt instruments with similar durations and risk factors.

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

Thetis TRS, GAJX Real Estate LLC, and any other TRS that the Company forms will be subject to U.S. federal and state income taxes. On February 22, 2016, the Company received a private letter ruling from the Internal Revenue Service regarding the consequences of owning the interest in our Manager through its operating partnership. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more–likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

The Company evaluates tax positions taken in its consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, the Company may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

The Company’s tax returns remain subject to examination and consequently, the taxability of the distributions and other tax positions taken by the Company may be subject to change. Distributions to stockholders generally will be taxable as ordinary income, although a portion of such distributions may be designated as long-term capital gain or qualified dividend income, or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Offering costs

Costs associated with the Company’s completed offerings of shares of common stock have been netted against, and are reflected as a reduction in, additional paid-in capital.

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

Recently adopted accounting standards

In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis. These amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company implemented this amendment for the six months ended June 30, 2016. As a result of this implementation, there was no effect on the application of the Company’s consolidation policy.

In April 2015, the FASB issued ASU 2015-03 Interest – Imputation of Interest. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. In June 2015, the FASB issued ASU 2015-15, which acknowledges that the scope of ASU 2015-03 does not include line-of-credit arrangements but indicates that the SEC staff would not object to an entity deferring and presenting debt issuance costs for a line-of-credit borrowing arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company implemented this amendment during the three months ended March 31, 2016. The result of this implementation was a reduction of approximately $4.9 million on the balance sheet in Prepaid expenses and other assets, and an offsetting reduction of approximately $4.9 million in Secured borrowings, based on the Company’s balance sheet at March 31, 2016. There was no effect on the presentation of the Company’s Borrowings under repurchase agreement in its consolidated balance sheets as these borrowings are short-term in nature and as such are unaffected by the ASU. Additionally, there was no effect on consolidated net income, or equity.

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

In January 2016, the FASB issued ASU 2016-01Financial Instruments – Overall. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses. The main objective of this guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. To achieve this, the amendments in this guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Specifically, the amendments in this guidance requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, beginning with fiscal years after December 15, 2018. The Company is currently evaluating the impact on its consolidated financial statements.

Note 3 — Mortgage loans

Included on the Company’s consolidated balance sheet as of June 30, 2016 and December 31, 2015, are approximately $630.5 million and $554.9 million, respectively, of residential and small business commercial whole loans at carrying value. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is decreased by the allowance for losses, if any. To date, the Company has not recorded an allowance for losses against its purchased mortgage loans.

The Company’s mortgage loans are secured by real estate. The Company categorizes mortgage loans as “re-performing” and as “non-performing” at acquisition and monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

The following table presents information regarding the accretable yield and non-accretable amount for loans acquired during the following periods. The Company’s loan acquisitions for the three and six months ended June 30, 2016 consisted entirely of re-performing loans; no non-performing loans were acquired in either of the 2016 periods ($ in thousands):

	Three months ended June 30, 2016		Three months ended June 30, 2015
Acquisitions	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$120,524	$-	$332,571	$31,827
Non-accretable amount	(48,244)	-	(132,557)	(18,598)
Expected cash flows to be collected	72,280	-	200,014	13,229
Accretable yield	(20,152)	-	(49,626)	(4,185)
Fair value at acquisition	$52,128	$-	$150,388	$9,044

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$202,703	$-	$486,603	$65,675
Non-accretable amount	(77,392)	-	(198,704)	(38,317)
Expected cash flows to be collected	125,311	-	287,899	27,358
Accretable yield	(36,005)	-	(73,680)	(8,038)
Fair value at acquisition	$89,306	$-	$214,219	$19,320

The following table presents the change in the accretable yield for the total loan portfolio for the following periods ($ in thousands):

Accretable yield	Three months ended June 30, 2016		Three months ended June 30, 2015
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$138,768	$16,151	$74,045	$22,604
Accretable yield additions	20,152		49,626	4,185
Accretion	(14,317)	(2,057)	(7,739)	(3,054)
Reclassification from (to) non-accretable amount, net	39,570	2,204	-	-
Balance at end of period	$184,173	$16,298	$115,932	$23,735

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$136,455	$18,425	$54,940	$20,686
Accretable yield additions	36,005		73,680	8,038
Accretion	(27,857)	(4,331)	(12,688)	(4,989)
Reclassification from (to) non-accretable amount, net	39,570	2,204	-	-
Balance at end of period	$184,173	$16,298	$115,932	$23,735

For the three and six month periods ended June 30, 2016, and June 30, 2015, the Company recognized no provision for loan loss. For the three and six month periods ended June 30, 2016, the Company accreted $16.4 million and $32.2 million, respectively, into interest income with respect to its loan portfolio. For the three and six month periods ended and June 30, 2015, the Company accreted $10.8 million and $17.7 million, respectively, into interest income with respect to its loan portfolio.

During the three months ended June 30, 2016, the Company reclassified $39.6 million and $2.2 million from non-accretable amount to accretable yield for its re-performing and non-performing loans, respectively. The reclassification is based on an updated assessment of projected loan cash flows as compared to the projection at the acquisition date.  Substantially fewer loans are defaulting than originally projected at acquisition, resulting in greater total cash flows being collected over a longer period of time.  Performing loans  have a longer duration than non-performing loans and generate higher cash flows over the expected life of the loan.

The following table sets forth the carrying value of the Company’s mortgage loans, and related UPB by delinquency status as of June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016			December 31, 2015
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	1,539	$274,302	$349,329	1,161	$212,469	$272,577
30	578	107,919	135,930	479	83,936	107,873
60	298	55,254	67,888	338	55,573	70,781
90	733	119,174	152,253	867	127,435	167,177
Foreclosure	388	73,885	100,171	404	75,464	107,301
Mortgage loans	3,536	$630,534	$805,571	3,249	$554,877	$725,709

Note 4 — Real estate assets

The Company primarily acquires REO when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date. Additionally, from time to time, the Company will acquire real estate assets in purchase transactions.

At June 30, 2016, the Company held 103 residential properties with a carrying value of $14.4 million that were acquired through foreclosure and have been reclassified out of its Mortgage Loan Portfolio. As of December 31, 2015, the Company held 55 residential properties with a carrying value of $6.8 million that were acquired through foreclosure and reclassified out of its Mortgage Loan Portfolio.

Rental property

As of June 30, 2016, the Company owned 3 REO properties with an aggregate carrying value of $0.8 million held for investment as rentals, at which time all of the properties were rented. None of these properties were acquired during the three-months ended June 30, 2016, through foreclosures, and none were transferred from Property held-for sale. As of December 31, 2015, the Company had one REO property having an aggregate carrying value of $0.1 million held for use as a rental, which was rented at that time.

Property held-for-sale

The Company classifies REO as property held-for sale if the property does not meet its residential rental property investment criteria. For the three-month periods ended June 30, 2016 and June 30, 2015, the Company moved 41 and 20 REO properties having aggregate carrying values of $4.8 million and $2.8 million, respectively, to real estate held-for-sale from its mortgage loan portfolio. For the six-month periods ended June 30, 2016 and June 30, 2015, the Company moved 80 and 45 REO properties having aggregate carrying values of $9.4 million and $7.7 million, respectively, to real estate held-for-sale from its mortgage loan portfolio. As of the periods ended June 30, 2016 and December 31, 2015, the Company’s net investments in REO held-for-sale were $16.6 million and $10.3 million, respectively.

Dispositions

During the three months ended June 30, 2016 and June 30, 2015, the Company sold 21 and 3 REO properties, realizing net gains of approximately $0.5 million and $27,000, respectively, which are included in Other income on the Company’s consolidated statements of income. During the six months ended June 30, 2016 and 2015, the Company sold 39 and 4 REO properties realizing gains, net of selling expenses, commissions and other costs, of approximately $1.1 million and $22,000 respectively. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of the quarter, a downward adjustment of approximately $0.2 million was recorded to reflect certain REO properties at the lower of cost or estimated fair value for the three and six months ended June 30, 2016, respectively. The Company did not record any lower of cost or estimated fair market value adjustment in 2015.

The following table presents the activity in the Company’s carrying value of REO held-for-sale for the three months and six months ended June 30, 2016 and June 30, 2015 (in thousands):

Property Held-for-sale	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Balance at beginning of period	$13,380	$5,541	$10,333	$1,316
Transfers from mortgage loans	5,019	3,574	9,851	7,669
Adjustments to record at lower of cost or fair value	(154)	-	(200)	-
Disposals	(2,324)	(326)	(4,137)	(363)
Other	630	229	704	396
Balance at end of period	$16,551	$9,018	$16,551	$9,018

Note 5 — Fair value

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2016	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans	$630,534	-	-	$689,075
Not recognized on consolidated balance sheet at fair value (liabilities)
Secured borrowings, net	$346,070	-	-	$341,245
Borrowings under repurchase agreement	$102,240	-	$102,240	-

		Level 1	Level 2	Level 3
December 31, 2015	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans	$554,877	-	-	$627,112
Not recognized on consolidated balance sheet at fair value (liabilities)
Secured borrowings, net	$265,006	-	-	$259,649
Borrowings under repurchase agreement	$104,533	-	$104,533	-

The Company has not transferred any assets from one level to another level during either the three or six months ended June 30, 2016 or the three or six months ended June 30, 2015.

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

Significant changes to any of the unobservable inputs used in the fair value measurement of the Company’s mortgage loans including discount rates and loan resolution timelines among others, in isolation, could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of the Company’s mortgage loans as of June 30, 2016 and December 31, 2015:

Range of Values
Input	June 30, 2016	December 31, 2015
Equity discount rate – Re-performing loans	7% - 14%	7% - 14%
Equity discount rate – Non-performing loans	10% - 18%	10% - 18%
Cost of debt	4.25%	4.25%
Loan resolution timelines – Re-performing loans (in years)	4 - 7	4 - 7
Loan resolution timelines – Non-performing loans (in years)	1.4 - 4	1.4 - 4

Note 6 — Unconsolidated affiliates

The Company holds a 40.5% interest in a Delaware trust, GA-E 2014-12, which holds an economic interest in a single small-balance commercial loan secured by a commercial property in Portland, Oregon.

Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in Thetis, a privately held company for which there is no public market for its securities. The Company accounts for its investment in Thetis using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. DoubleLine Capital LP, an independent third party, owns 95% of the Trust. Through AS Ajax E LLC, in which the Company holds a 24% interest, the Company owns 1.2% of the Trust, and other investors own 3.8% of the Trust. The Company accounts for its investment in AS Ajax E LLC using the equity method.

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share (dollars in thousands):

Net income, assets and liabilities at 100%

Net income at 100%

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
GA-E 2014-12	$191	$221	$384	$423
Thetis Asset Management	$231	$295	$453	$500
AS Ajax E LLC	$57	-	$57	-

Assets and liabilities at 100%
	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$6,120	$3	$5,763	$10
Thetis Asset Management	$3,897	$685	$3,028	$520
AS Ajax E LLC	$4,642	$3	-	-

Net income, assets and liabilities at Company share

Net income at Company share
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
GA-E 2014-12	$77	$90	$156	$171
Thetis Asset Management	$46	$58	$90	$99
AS Ajax E LLC	$14	-	$1	-

Assets and liabilities at Company share
	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$2,479	$1	$2,334	$4
Thetis Asset Management	$772	$136	$600	$103
AS Ajax E LLC	$1,125	$(1)	-	-

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

At June 30, 2016, the Company had commitments to purchase 1,063 RPLs secured by single and one-to-four family residences with aggregate UPB of $189.3 million.

Litigation, claims and assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2016, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt

Repurchase agreements

On November 25, 2014, the Company entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust, AJX Mortgage Trust I (the “Seller”), which is wholly owned by the Operating Partnership, will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the Operating Partnership as the “guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to a master repurchase agreement (the “2014 MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as buyer, from time to time, pursuant to one or more transactions, not exceeding $200 million at any point in time, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the 2014 MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by the Company to repay the borrowing at maturity. The Company has effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility was amended on May 13, 2015 to increase the transaction limit, and on November 24, 2015 to extend the termination date. The facility termination date is November 22, 2016.

On July 15, 2016, the Company entered into a repurchase financing arrangement, as Seller, with JPMorgan Chase Bank, N.A., as Buyer, under which it will sell to Buyer the beneficial interests in mortgage loans and will pledge to Buyer the beneficial interests in such assets, with a simultaneous agreement by Buyer to transfer to the Company and the Company to repurchase such assets on a future date. The arrangement terminates on July 12, 2019, is capped at $150 million, and carries interest at LIBOR plus 2.5% and an annual percentage facility fee of 25 basis points on the committed amount.

Gregory services these mortgage loans and the REO properties pursuant to the terms of a servicing agreement by and among the Servicer, the Seller, REO I, and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as the Company’s servicing agreement described under Note 9 — Related party transactions. The operating partnership as guarantor will provide to the buyer a limited guaranty of certain losses incurred by the buyer in connection with certain events and/or the seller’s obligations under the MLPA, following the breach of certain covenants by the seller or an REO subsidiary related to its status as a special purpose entity, the occurrence of certain bad acts by the Seller Parties, the occurrence of certain insolvency events of the seller or an REO subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.

Additionally, we have sold subordinate securities from our mortgage securitizations in repurchase transactions. The following table sets forth the details of the repurchase transactions ($ in thousands):

			June 30, 2016
Maturity Date	Origination date	Maximum Borrowing capacity	Amount outstanding	Amount of collateral	Interest rate
September 9, 2016	March 9, 2016	$15,730	$15,730	$22,470	3.00%
September 30, 2016	March 30, 2016	10,658	10,658	15,226	3.01%
November 22, 2016	November 24, 2015	200,000	66,433	109,252	4.19%
December 23, 2016	June 23, 2016	9,419	9,419	13,391	2.91%
Totals		$235,807	$102,240	$160,339	3.77%

			December 31, 2015
Maturity Date	Origination date	Maximum Borrowing capacity	Amount outstanding	Amount of collateral	Interest rate
March 30, 2016	September 30, 2015	$10,838	$10,838	$15,483	2.53%
June 23, 2016	December 23, 2015	9,374	9,374	13,391	2.91%
November 22, 2016	November 24, 2015	200,000	84,321	135,736	4.17%
Totals		$220,212	$104,533	$164,610	3.91%

While the guaranty establishes a master netting arrangement, the arrangement does not meet the criteria for offsetting. The amount outstanding on the Company’s repurchase facility and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s balance sheets at June 30, 2016 and December 31, 2015.

	Gross amounts not offset in balance sheet
Balance sheet date	Gross amount of recognized liabilities	Gross amount pledged as collateral	Net amount
June 30, 2016	$102,240	$160,339	$58,099
December 31, 2015	$104,533	$164,610	$60,077

Secured borrowings

From the commencement of operations to June 30, 2016, the Company has completed six securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s securitizations are structured with Class A notes, Class B notes, and trust certificates which have rights to the residual interests in the mortgages once the notes are repaid. For each of the Company’s six securitizations through June 30, 2016, the Company has retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A/ October 2014	Class A notes due 2057	$45 million	4.00%
	Class B-1 notes due 2057(1) (3)	$8 million	5.19%
	Class B-2 notes due 2057(1) (3)	$8 million	5.19%
	Trust certificates(2)	$20.4 million	–
	Deferred issuance costs	$(0.9) million	–

Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054	$41.2 million	3.85%
	Class B-1 notes due 2054(1) (3)	$13.7 million	5.25%
	Class B-2 notes due 2054(1) (3)	$13.7 million	5.25%
	Trust certificates(2)	$22.9 million	–
	Deferred issuance costs	$(0.8) million	–

Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054	$35.6 million	3.88%
	Class B-1 notes due 2054(1) (3)	$8.7 million	5.25%
	Class B-2 notes due 2054(1) (3)	$8.7 million	5.25%
	Trust certificates(2)	$22.8 million	–
	Deferred issuance costs	$(0.8) million	–

Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060	$87.2 million	3.88%
	Class B-1 notes due 2060(1) (3)	$15.9 million	5.25%
	Class B-2 notes due 2060(1) (3)	$7.9 million	5.25%
	Trust certificates(2)	$47.5 million	–
	Deferred issuance costs	$(1.5) million	–

Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057	$82.0 million	3.88%
	Class B-1 notes due 2057(1) (3)	$6.5 million	5.25%
	Class B-2 notes due 2057(1) (3)	$6.5 million	5.25%
	Trust certificates(2)	$35.1 million	–
	Deferred issuance costs	$(2.7) million	–

Ajax Mortgage Loan Trust 2016-A/ April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1)	$7.9 million	5.25%
	Class B-2 notes due 2064(1)	$7.9 million	5.25%
	Trust certificates (2)	$41.3 million	–
	Deferred issuance costs	$(2.7) million	–

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.
(2)	The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.
(3)	These securities are encumbered under a repurchase agreement.

Servicing for the mortgage loans in the Company’s securitizations is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for loans that are re-performing at acquisition and 1.25% annually of UPB for loans that are non-performing at acquisition, and is paid monthly. The following table sets forth the status of the notes held by others at June 30, 2016, December 31, 2015, and the securitization cutoff date ($ in thousands):

	Balances at June 30, 2016		Balances at December 31, 2015		Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance	Carrying value of mortgages	Bond principal balance	Mortgage UPB	Bond Principal Balance
2014-A	$53,606	$34,659	$55,098	$36,463	$81,405	$45,000
2014-B	64,696	32,919	66,292	35,646	91,535	41,191
2015-A	52,991	31,615	53,673	33,674	75,835	35,643
2015-B	110,799	81,305	115,395	84,973	158,498	87,174
2015-C	104,015	72,783	108,238	79,824	130,130	81,982
2016-A	118,778	99,309	-	-	158,485	101,431
	$504,885	$352,590	$398,696	$270,580	$695,888	$392,421

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.  Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Note 9 — Related party transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Amount	Counterparty	Consolidated Statement of Income location	Amount	Counterparty	Consolidated Statement of Income location
Loan servicing fees	$1,453	Gregory	Related party expense-loan servicing fees	$851	Gregory	Related party expense-loan servicing fees
Management fee	937	Thetis	Related party expense-management fee	856	Thetis	Related party expense-management fee
Due diligence and related loan acquisition costs	24	Gregory	Loan transaction expense	1	Gregory	Loan transaction expense

Expense reimbursements	-	-	-	-	Aspen Yo	Professional fees

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Amount	Counterparty	Consolidated Statement of Income location	Amount	Counterparty	Consolidated Statement of Income location
Loan servicing fees	$2,856	Gregory	Related party expense-loan servicing fees	$1,507	Gregory	Related party expense-loan servicing fees
Management fee	1,843	Thetis	Related party expense-management fee	1,603	Thetis	Related party expense-management fee
Due diligence and related loan acquisition costs	50	Gregory	Loan transaction expense	19	Gregory	Loan transaction expense

Expense reimbursements	-	-	-	3	Aspen Yo	Professional fees

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

	June 30, 2016			December 31, 2015
	Amount	Counterparty	Consolidated Balance sheet location	Amount	Counterparty	Consolidated Balance Sheet Location
Receivables from Servicer	$6,949	Gregory	Receivable from servicer	$5,444	Gregory	Receivable from servicer
Management fee payable	703	Thetis	Management fee payable	667	Thetis	Management fee payable
Servicing fees payable	123	Gregory	Accrued expenses and other liabilities	152	Gregory	Accrued expenses and other liabilities
Expense reimbursement receivable	-	-	-	37	Thetis	Prepaid expenses and other assets

Management Agreement

On July 8, 2014, the Company entered into the Management Agreementwith the Manager, which has a 15-year term. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through Aspen affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees (other than its Chief Financial Officer) and does not expect to have any other employees in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

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

Trademark Licenses

Aspen Yo has granted the Company a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use the name “Great Ajax” and the related logo. The Company also has a similar license to use the name “Thetis.” The agreement has no specified term. If the Management Agreement expires or is terminated, the trademark license agreement will terminate within 30 days. In the event that this agreement is terminated, all rights and licenses granted thereunder, including, but not limited to, the right to use “Great Ajax” in its name will terminate. Aspen Yo also granted to the Manager a substantially identical non-exclusive, non-transferable, non-sublicensable, royalty-free license use of the name “Thetis.”

Note 10 — Stock-based payments and director fees

Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of its common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company paid the Manager a base management fee for the three and six months ended June 30, 2016 of $0.9 million and $1.8 million, respectively, of which the Company paid $0.2 million and $0.5 million, respectively, in 15,684 and 30,600 shares, respectively, of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions.

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

Management fees and director fees

	For the three-months ended June 30, 2016		For the three-months ended June 30, 2015
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management Fees	15,684	$234	29,790	$411
Independent Director Fees	1,672	25	1,740	25
	17,356	$259	31,530	$436

	For the six-months ended June 30, 2016		For the six-months ended June 30, 2015
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management Fees	30,600	$462	55,877	$814
Independent Director Fees	3,320	52	3,488	50
	33,920	$514	59,365	$864

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

The following table sets forth the activity in its restricted stock plan ($ in thousands, except share and per share amounts):

Restricted stock	Number of shares	Per share value	Total cost of grant	Grant expense recognized for the three months ended June 30, 2016	Grant expense recognized for the six months ended June 30, 2016
July 8, 2014, Directors’ Grants(1)	6,000	$15.00	$90	$-	$-
February 19, 2015 Director Grant(1)	2,000	14.25	29	-	2
	8,000		$119	$-	$2

	Number of shares	Per share value	Total cost of grant	Grant expense recognized for the three months ended June 30, 2015	Grant expense recognized for the six months ended June 30, 2015
July 8, 2014, Directors’ Grants(1)	6,000	$15.00	$90	$23	$45
February 19, 2015 Director Grant(1)	2,000	14.25	29	7	12
	8,000		$119	$30	$57

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

Provisions for income taxes of $26,000 and $23,000 were recorded for the three- and six-month periods ended June 30, 2016. Provisions for income taxes of $16,000 were recorded for both the three- and six-month periods ended June 30, 2015, respectively. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheet at June 30, 2016 or December 31, 2015. The Company also recorded no interest or penalties for either of the three- or six-month periods ended June 30, 2016 or the three- or six-month periods ended June 30, 2015.

Note 12 — Earnings per share

The following table sets forth the components of basic and diluted earnings per share ($ in thousands, except share and per share amounts):

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Consolidated income attributable to common stockholders	$6,605	15,742,932		$5,436	15,237,739
Allocation of earning to participating restricted shares	(9)	-		(17)	-
Consolidated income attributable to unrestricted common stockholders	$6,596	15,742,932	$0.42	$5,419	15,237,739	$0.36

Effect of dilutive securities
Operating partnership units	257	624,106		223	624,106
Restricted stock grants and Manager and director fee shares	9	22,088		17	47,789

Diluted EPS
Consolidated income attributable to common stockholders and dilutive securities	$6,862	16,389,126	$0.42	$5,659	15,909,634	$0.36

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Consolidated income attributable to common stockholders	$14,256	15,524,725		$9,076	14,129,162
Allocation of earning to participating restricted shares	(23)	-		(31)	-
Consolidated income attributable to unrestricted common stockholders	$14,233	15,524,725	$0.92	$9,045	14,129,162	$0.64

Effect of dilutive securities
Operating partnership units	569	624,106		398	624,106
Restricted stock grants and Manager and director fee shares	23	25,333		31	48,051

Diluted EPS
Consolidated income attributable to common stockholders and dilutive securities	$14,825	16,174,164	$0.92	$9,474	14,801,319	$0.64

Note 13 — Subsequent events

Director appointment

On July 7, 2016, the Company’s Board of Directors appointed Paul Friedman to fill a vacancy on the Board. Mr. Friedman will serve as a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Friedman is an independent director, as defined by the NYSE. In connection with his appointment, Mr. Friedman received a stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period pursuant to the 2014 Director Equity Plan. As a director, Mr. Friedman will be entitled to an annual retainer of $50,000, payable quarterly, half in shares of the Company’s common stock and half in cash.

Repurchase facility

On July 15, 2016, the Company entered into a repurchase financing arrangement, as Seller, with JPMorgan Chase Bank, N.A., as Buyer, under which it will sell to Buyer the beneficial interests in mortgage loans and will pledge to Buyer the beneficial interests in such assets, with a simultaneous agreement by Buyer to transfer to the Company and the Company to repurchase such assets on a future date. The arrangement terminates on July 12, 2019, is capped at $150 million, and carries interest at LIBOR plus 2.5%, and an annual percentage facility fee of 25 basis points on the committed amount.

Dividend declaration

On July 28, 2016 the Company’s Board of Directors declared a dividend of $0.25 per share, to be paid on August 31, 2016, to stockholders of record as of August 16, 2016.

Mortgage loan pool acquisitions

During July 2016, we completed the acquisitions of 882 RPLs with aggregate UPB of $149.2 million in five transactions from five different sellers. The loans were acquired at 83.6% of UPB and the estimated market value of the underlying collateral is $211.2 million. The purchase price equaled 59.1% of the estimated market value of the underlying collateral. All of these acquisitions had closed as of July 31, 2016.

Additionally, we have agreed to acquire, subject to due diligence, 626 RPLs with aggregate UPB of $124.0 million in eight transactions from eight different sellers. The purchase price equals 82.6% of UPB and 59.9% of the estimated market value of the underlying collateral of $171.0 million. We have not entered into a definitive agreement with respect to these loans, and there is no assurance that we will enter into a definitive agreement relating to these loans or, if such an agreement is executed, that we will actually close the acquisitions or that the terms will not change.

Management fees

On August 1, 2016 the Company issued 15,684 shares of its common stock to the Manager in payment of the stock-based portion of the management fee due for the second quarter of 2016 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the second quarter of 2016.

Directors’ retainer

On August 1, 2016 the Company issued each of its independent directors 418 shares of its common stock in payment of half of their quarterly director fees for the second quarter of 2016.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this report, including those set forth under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	our ability to implement our business strategy;

•	difficulties in identifying re-performing and non-performing loans and properties to acquire;

•	the impact of changes to the supply of, value of and the returns on re-performing and non-performing loans;

•	our ability to convert non-performing loans into performing loans, or to modify or otherwise resolve such loans;

•	our ability to convert non-performing loans to properties that can generate attractive returns either through sale or rental;

•	our ability to compete with our competitors;

•	our ability to control our costs;

•	the impact of changes in interest rates and the market value of the collateral underlying our re-performing and non-performing loan portfolios or of our other real estate assets;

•	our ability to obtain financing arrangements on favorable terms, or at all;

•	our ability to retain our Manager;

•	the failure of the Servicer to perform its obligations under the servicing agreement;

•	general volatility of the capital markets;

•	the impact of adverse real estate, mortgage or housing markets and changes in the general economy;

•	changes in our business strategy;

•	our failure to maintain qualification as a real estate investment trust (“REIT”);

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•	the impact of adverse legislative or regulatory tax changes.

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

Market Trends and Outlook

We believe that cyclical trends continue to drive a significant realignment within the mortgage sector. These trends and their effects include:

•	sustained low interest rates and elevated operating costs resulting from new regulatory requirements that continue to drive sales of residential mortgage assets by banks and other mortgage lenders;

•	declining home ownership due to rising prices, low inventory and increased down payment requirements that have increased the demand for single-family and multi-family residential rental properties;

•	rising home prices are increasing homeowner equity and reducing the incidence of strategic default;

•	low interest rates combined with rising prices has resulted in millions of homeowners being in the money to refinance and;

•	the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets.

The current market landscape is also generating new opportunities in residential mortgage-related whole loan strategies. The origination of subprime and alternative residential mortgage loans remain substantially below 2008 levels and the new qualified mortgage and ability-to-repay rule requirements has put pressure on new originations. Additionally, many banks and other mortgage lenders have increased their credit standards and down payment requirements for originating new loans.

The combination of these factors has also resulted in a significant number of families that cannot qualify to obtain new residential mortgage loans. We believe new U.S. federal regulations addressing “qualified mortgages” based, among other factors on employment status, debt-to-income level, impaired credit history or lack of savings, will continue to limit mortgage loan availability from traditional mortgage lenders. In addition, we believe that many homeowners displaced by foreclosure or who either cannot afford to own or cannot be approved for a mortgage will prefer to live in single-family rental properties with similar characteristics and amenities to owned homes as well as smaller multi-family residential properties. In certain demographic areas, new households are being formed at a rate that exceeds the new homes being added to the market, which we believe favors future demand for non-federally guaranteed mortgage financing for single-family and smaller multi-family rental properties. For all these reasons, we believe that demand for single-family and smaller multi-family rental properties will increase in the near term and remain at heightened levels for the foreseeable future.

We also believe that banks and other mortgage lenders have strengthened their capital bases and are more aggressively foreclosing on delinquent borrowers or selling these loans to dispose of their inventory. Additionally, many non-performing loan buyers are now interested in reducing their investment duration and have begun selling re-performing loans.

We believe that investments in re-performing single family residential loans provide the optimal investment value. As a result, we focus our investments in pools of re-performing loans and are no longer actively acquiring pools of non-performing loans.

We also believe there are significant attractive investment opportunities in the smaller commercial mortgage loan and property markets. We focus on densely populated urban areas where we expect positive economic change based on certain demographic, economic and social statistical data. The primary lenders for smaller multi-family and mixed retail/residential properties are community banks and not regional and national banks and large institutional lenders. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools that these primary banks, lenders and portfolio acquirers typically desire. Many community banks also remain under financial and regulatory pressure since the financial crisis and are now beginning to sell smaller commercial mortgage loans as property values have begun to increase. We continually monitor opportunities to increase our holdings of these smaller commercial mortgage loans and properties.

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

•	We believe that buying re-performing loans is more efficient and lower risk than acquiring REO rentals directly because the net cash flow from the re-performing loans is typically greater than rent cash flow. Re-performing loans are typically purchased at significant discounts from UPB and underlying property values, but the borrower pays interest on the full UPB, leading to a higher current yield. The borrower is also responsible for property taxes, insurance and maintenance, which are all costs that the owner of the REO would otherwise have to pay. In addition, to the extent that the UPB exceeds the home’s value, the lender will receive all appreciation until such time as the home price appreciation (“HPA”) exceeds the UPB. While the return to the mortgage loan owner is thus capped, conversely, there is also risk mitigation if the REO value decreases, until the value is less than the price the lender paid for the loan.

•	If a re-performing loan becomes a non-performing loan, or we purchase a non-performing loan, which is generally purchased at a deeper discount than re-performing loans, we, through the Servicer, have a number of ways to mitigate our loss. These loss mitigation techniques include working with the borrower to achieve performance, including through modification of the mortgage loan terms as well as short sale, assisted deed-in-lieu of foreclosure, assisted deed-for-lease, foreclosure and other loss mitigation activities. With each REO acquired, we assess the best potential return—either through rental, sale with carryback financing, which we believe will increase the potential pool of purchasers, or sale without our financing the purchase.

•	We believe that we will be able to purchase residential mortgage loans at lower prices than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with sales of real estate, whether single-family residences or smaller commercial properties, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this will motivate the sellers to accept a lower price for the re-performing and non-performing loans than they would if selling REO.

•	We believe there are fewer participants in the re-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure and expertise involved in servicing loans and managing single-family rental properties across various states. Additionally, as the acquirer of loans, we take the risk of delays in the foreclosure process for non-performing loans. We focus on smaller pools of mortgage loan assets that we can analyze on a loan-by-loan basis, and we believe that we will be able to aggregate these smaller pools often at a greater discount than would be available for larger pools. We believe the relatively lower level of competition for re-performing and non-performing loans, combined with growing supply, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to acquire REO.

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

Financing. Our ability to grow our business by acquiring re-performing and non-performing loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on our balance sheet. In October 2014, November 2014, May 2015, July 2015, October 2015 and April 2016, we completed securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties.

To qualify as a REIT under the Code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Resolution Methodologies. We, through the Servicer, or our affiliates, employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a non-performing loan is resolved will affect the amount and timing of revenue we will receive. Our preferred resolution methodology is to modify non-performing loans. Once successfully modified and there is a period of continued performance, we expect that borrowers will typically refinance these loans either with other lenders or by the Servicer at or near the estimated value of the underlying property. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these modified loans. Though we do not actively seek to acquire REO or rental properties, through historical experience, we expect that many of our non-performing residential mortgage loans will enter into foreclosure or similar proceedings, ultimately becoming REO that we can convert into single-family rental properties. REO property can be converted into single-family rental properties or they may be sold through REO liquidation and short sale processes. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 48 months or longer from the loan acquisition date. The exact nature of resolution will depend on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we intend to dispose of any asset that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS prior to marketing the asset for sale.

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

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, and other subjective assessments. In particular, we have identified three policies that, due to the judgment and estimates inherent in those policies, are critical to understanding of our consolidated financial statements. These policies relate to (i) accounting for interest income on our mortgage loan portfolio; (ii) accounting for interest expense on our secured borrowings; and, (iii) accounting for interest expense on our borrowings under repurchase agreements. We believe that the judgment and estimates used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments or estimates could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to Note 2, Summary of significant accounting policies in the notes to our interim consolidated financial statements.

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

Results of Operations

For the three months and six months ended June 30, 2016, we had net income attributable to common stockholders of $6.6 million and $14.3 million, or $0.42 and $0.92, respectively, for both basic and diluted common shares. For the three and six months ended June 30, 2015, we had net income attributable to common stockholders of $5.4 million and $9.1 million, or $0.36 and $0.64, respectively, for both basic and diluted common shares.

(Dollars in thousands except shares and per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2016	2015	2016	2015
INCOME

Loan interest income	$16,378	$10,793	$32,192	$17,677
Interest expense	(6,063)	(2,269)	(11,050)	(3,344)
Net interest income	10,315	8,524	21,142	14,333

Income from investment in manager	46	64	90	104
Other income	327	222	867	406
Total income	10,688	8,810	22,099	14,843

EXPENSE
Related party expense – loan servicing fees	1,453	851	2,856	1,507
Related party expense – management fees	937	856	1,843	1,603
Loan transaction expense	574	729	787	989
Professional fees	407	356	821	741
Real estate operating expenses	113	54	275	64
Other expense	317	289	670	449
Total expense	3,801	3,135	7,252	5,353

Income before provision for income taxes	6,887	5,675	14,847	9,490
Provision (benefit) for income taxes	26	16	23	16
Consolidated net income	$6,861	$5,659	$14,824	$9,474
Less: consolidated net income attributable to the non-controlling interest	256	223	568	398
Consolidated net income attributable to common stockholders	$6,605	$5,436	$14,256	$9,076

Net Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Net interest income on our mortgage loan portfolio increased to $10.3 million for the three months ended June 30, 2016 versus $8.5 million for the three months ended June 30, 2015. Year to date net interest income increased to $21.1 million versus $14.3 million for the comparable period in 2015. The key driver of increased net interest income was an increase in the average balance of our mortgage loan portfolio offset by an increase in our secured borrowings as we continue to take advantage of favorable market conditions for issuing senior bonds secured by our mortgage loans. The average balance of our mortgage loan portfolio increased to $607.9 million for the three months ending June 30, 2016 versus $355.8 million for the three months ending June 30, 2015.

The average yield on our mortgage loan portfolio declined versus the comparable periods in 2015 primarily due to an increase in the percentage of re-performing loans.  Re-performing loans generally have a longer duration than non-performing loans resulting in increased expected principal and interest collections over the life of the loan but lower current period income as cash collections occur over a longer period.  Our average yield on our secured borrowings and repurchase agreements increased versus the comparable periods in 2015 primarily due to the impact of the amortization of deferred issuance costs on our secured borrowings and our repurchase agreements.

The average balance of our mortgage loan portfolio and debt outstanding for the three month periods ended June 30, 2016 and 2015 are included in the table below ($ in thousands):

Average Balance

	Three months ended June 30,
	2016	2015
Mortgage loan portfolio	$607,906	$355,815
Total debt	$433,595	$190,834

Other Income

Other income for the three and six months ended June 30, 2016 versus the comparable periods in 2015 increased primarily due to higher gains on the sales of property held-for-sale and increased late fee income, offset by impairments of our REO. We routinely assess the net realizable value on our REO and record an impairment if the carrying value of the REO exceeds the net realizable value. The following table sets forth the components of other income for the periods disclosed.

Other Income

($ in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net gain (loss) on sale of Property held-for-sale	$236	$(7)	$494	$(11)
Impairment of Property held-for-sale	(155)	-	(200)	-
Late fee income	81	21	163	39
HAMP fees *	56	89	149	170
Other income	109	119	261	208
Total Other Income	$327	$222	$867	$406

* Fees received pursuant to the government’s Home Affordable Modification Program.

Operating Expenses

Total expenses for the three- and six-months ended June 30, 2016 increased versus the comparable period primarily due to increases in loan servicing fees as a result of the increase in the mortgage loan portfolio and management fees due to the increase in stockholders’ equity at June 30, 2016 versus the comparable quarters. Real estate operating expenses similarly increased due to higher property taxes, insurance and HOA fees on the increased REO portfolios. Loan transaction expense increased during the three months ended June 30, 2016, as a result of due diligence expenses on portfolio acquisitions that closed in the third quarter of 2016 (see Note 13, Subsequent Events).

Equity and Net Book Value Per Share

Our net book value per share was $14.94 and $14.92 at June 30, 2016 and December 31, 2015, respectively, an increase of $0.02 due to the increase in equity from our earnings, partially offset by an increase in the number of shares outstanding from our offering of common stock completed during the second quarter of 2016. The net book value per share is calculated by dividing equity by total adjusted shares outstanding, including OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership) and Manager and director shares not issued as of the date indicated ($ in thousands except per share amounts):

	June 30, 2016	December 31, 2015
Outstanding shares	17,924,523	15,301,946
Adjustments for:
Operating partnership units	624,106	624,106
Manager and director shares earned but not issued as of the date indicated	17,356	16,586
Total adjusted shares outstanding	18,565,985	15,942,638
Total equity	$277,299	$237,813
Book value per share	$14.94	$14.92

Mortgage loan portfolio

For the three and six months ended June 30, 2016, we acquired 251 and 469 RPLs, respectively, for acquisition prices of $52.1 million and $89.3 million, respectively. The loans were acquired at 74.2% and 74.5% of UPB, respectively. For the three and six months ended June 30, 2015, we acquired 421 and 1,179 RPLs, respectively, for acquisition prices of $63.5 million and $213.8 million, respectively. The loans were acquired at 73.8% and 77.8% of UPB, respectively. Mortgage loans purchased during the quarter and held as of June 30, 2016 were on our balance sheet for a weighted average of 42 days of the quarter. During the three- and six-month periods ended June 30, 2016, 56 and 93 mortgage loans, representing 1.2% and 2.1%, respectively, of our ending UPB, were repaid. During each of the three- and six-month periods ended June 30, 2015, 15 and 33 mortgage loans, representing 1.0% and 0.6%, respectively, of our ending UPB, were repaid. The following table shows loan portfolio acquisitions for the three- and six-months ended June 30, 2016, and June 30, 2015.

Portfolio acquisitions

($ in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
RPLs
Count	251	758	469	1,179
UPB	$70,262	$188,935	$119,947	$274,883
Purchase price	$52,128	$150,390	$89,335	$213,922
Purchase price % of UPB	74.2%	79.6%	74.5%	77.8%

NPLs
Count	-	69	-	158
UPB	$-	$15,710	$-	$31,822
Purchase price	$-	$9,044	$-	$19,617
Purchase price % of UPB	-	57.6%	-	61.6%

Loan portfolio activity

($ in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning carrying value	$584,298	$285,834	$554,877	$211,159
Mortgage loan portfolio acquisitions	52,128	159,434	89,328	233,539
Payments received	(20,083)	(8,382)	(38,630)	(13,449)
Accretion recognized	16,375	10,793	32,188	17,677
Reclassifications to REO	(5,019)	(3,574)	(10,787)	(7,669)
Other non-cash adjustments to principal	2,835	303	3,558	3,151
Ending carrying value	$630,534	$444,408	$630,534	$444,408

As of June 30, 2016, our portfolio of mortgage-related assets consisted of the following ($ in thousands):

No. of Loans	3,536	Weighted Average Remaining Term (months)	324.2
Total UPB	$805,571	No. of first liens	3,515
Interest-Bearing Balance	$744,387	No. of second liens	21
Deferred Balance(1)	$61,184	No. of Rental Properties	3
Market Value of Collateral(2)	$915,415	Market Value of Rental Properties	$923
Price/Total UPB(3)	73.8%	Capital Invested in Rental Properties	$760
Price/Market Value of Collateral	65.6%	Price/Market Value of Rental Properties	82.4%
Weighted Average Coupon(4)	4.44%	No. of Other REO	111
Weighted Average LTV(4)	101.9%	Market Value of Other REO	$21,427

(1)	Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(2)	As of date of acquisition.
(3)	Our loan portfolio consists of fixed rate (51.0% of UPB), ARM (16.1% of UPB) and Hybrid ARM (32.9% of UPB) mortgage loans with original terms to maturity of not more than 40 years.
(4)	UPB as of June 30, 2016 divided by market value of collateral as of date of acquisition and weighted by the UPB of the loan.

We closely monitor the status of our mortgage loans through our Servicer as it works with our borrowers to improve their payment records. Re-performing loans are loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Non-performing loans are those loans on which the most recent three payments have not been made. The following table shows the percentages of our portfolio, based on UPB, represented by non-performing loans and re-performing loans at June 30, 2016, and December 31, 2015, based on loan status as of the balance sheet date.

Portfolio composition by re-performing and non-performing loans

	June 30, 2016	December 31, 2015
Re-performing loans	88.7%	85.0%
Non-performing loans	11.3%	15.0%
Total loans	100.0%	100.0%

The following table presents certain characteristics about our mortgage loans by years of origination as of June 30, 2016 (dollars in thousands):

	Years of Origination

Portfolio Characteristics:	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990

Number of loans	269	2,247	810	196	14
Current unpaid principal balance	$56,133	$582,580	$152,196	$14,145	$517
Mortgage loan portfolio by year of origination	6.9%	72.4%	18.8%	1.8%	0.1%
Loan Attributes:
Weighted average loan age (months)	63.2	113.6	142.6	220.6	351.0
Weighted Average loan-to-value (as of 6/30/16)	89.3%	106.4%	88.9%	65.1%	23.3%
Delinquency Performance: (as of 6/30/16)
30 days delinquent	19.3%	16.6%	17.2%	15.6%	40.1%
60 days delinquent	7.9%	8.4%	9.0%	7.6%	0.0%
90+ days delinquent	18.2%	18.7%	18.8%	30.1%	12.0%
Foreclosure	6.4%	12.4%	14.5%	15.5%	26.2%

Loans by state

The following table identifies our mortgage loans by state, number of loans, loan value and collateral value and percentages thereof at June 30, 2016 identified above ($ in thousands):

State	Loan Count	UPB ($)	% of UPB	Collateral Value ($) (1)	% of Collateral Value	State	Loan Count	UPB ($)	% of UPB	Collateral Value ($) (1)	% of Collateral Value
CA	546	205,686	25.8%	249,794	27.1%	MN	30	5,234	0.6%	6,795	0.7%
FL	531	112,680	14.0%	114,318	12.5%	MO	33	4,547	0.6%	4,706	0.5%
NY	242	83,532	10.4%	106,608	11.6%	LA	29	3,602	0.4%	4,277	0.5%
NJ	200	58,937	7.3%	57,300	6.3%	DE	17	3,171	0.4%	4,105	0.4%
MD	132	34,970	4.3%	37,255	4.1%	RI	14	3,094	0.4%	3,049	0.3%
IL *	148	30,595	3.8%	29,119	3.2%	WI	21	3,007	0.4%	3,212	0.4%
MA	101	28,051	3.5%	33,092	3.6%	DC	9	2,685	0.3%	4,292	0.5%
TX	211	24,927	3.1%	34,253	3.7%	KY	20	2,237	0.3%	2,547	0.3%
GA*	141	19,541	2.4%	20,327	2.2%	HI	9	2,195	0.3%	3,302	0.4%
VA	78	17,200	2.1%	18,584	2.0%	NM	9	2,004	0.2%	2,472	0.3%
AZ	77	15,483	1.9%	14,982	1.6%	NH	9	1,994	0.2%	2,453	0.3%
WA	61	15,220	1.9%	17,430	1.9%	MS	16	1,562	0.2%	1,746	0.2%
NC	107	13,905	1.7%	15,245	1.7%	OK	12	1,381	0.2%	1,294	0.1%
PA	116	11,916	1.5%	14,833	1.6%	PR	10	1,271	0.2%	1,626	0.2%
OH	84	11,408	1.4%	11,479	1.3%	IA	11	964	0.1%	1,035	0.1%
OR	42	10,485	1.3%	12,612	1.4%	ME	6	920	0.1%	863	0.1%
NV	41	9,604	1.2%	9,564	1.0%	KS	9	804	0.1%	915	0.1%
CO	42	9,205	1.1%	12,299	1.3%	ID	7	761	0.1%	1,282	0.1%
SC	60	8,433	1.0%	9,130	1.0%	AR	9	661	0.1%	762	0.1%
MI	60	8,207	1.0%	9,299	1.0%	SD	3	623	0.1%	787	0.1%
TN	60	7,369	0.9%	8,793	1.0%	WV	6	544	0.1%	608	0.1%
CT	33	6,670	0.8%	6,519	0.7%	NE	4	306	0.0%	325	0.0%
UT	35	6,356	0.8%	7,362	0.8%	MT	1	132	0.0%	215	0.0%
AL	33	5,741	0.7%	5,715	0.6%	ND	1	72	0.0%	159	0.0%
IN	60	5,679	0.7%	6,676	0.7%	Total	3,536	805,571	100.0%	915,415	100.0%

*	Information reflects two loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.

(1)	As of date of acquisition.

Liquidity and Capital Resources

Source and Uses of Cash

Our primary sources of cash have consisted of proceeds from securities offerings, our securitizations of residential mortgages, repurchase agreements, the collection of principal and interest on our loan portfolio, and sales of properties held-for-sale. We anticipate that our primary sources of cash in the future will generally consist of payments of principal and interest we receive on our loan portfolio and proceeds on the sale of REO property held for sale. Additionally, depending on market conditions, we expect that our primary financing sources will include securitizations, repurchase agreements and private and public equity and debt issuances in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities). We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs. From time to time, we may invest with third parties and acquire interests in loans through investments in joint ventures.

We use cash to purchase mortgage-related assets, repay principal and interest on any borrowings, make distributions to our stockholders and holders of our operating partnership units and fund operations.

As of June 30, 2016, substantially all of our invested capital was in re-performing and non-performing mortgage loans. We also held approximately $68.4 million of cash and cash equivalents, an increase of $37.6 million from our balance of $30.8 million at December 31, 2015. The increase is primarily due to our securitization of mortgage loans in April 2016, under our 2016-A secured borrowings, and our offering of common stock in June 2016. Our average daily cash balance during the quarter was $39.0 million, an increase of $11.1 million from our average daily balance of $27.9 million during quarter ended March 31, 2016, an increase of $10.9 million from our average daily balance of $28.1 million during quarter ended December 31, 2015.

Our operating cash flows for the six months ended June 30, 2016 and 2015 were $(4.3) million and $(5.0) million, respectively. The key driver of negative operating cash flow for both periods is non-cash interest income accretion of $(20.7) million for the six months ended June 30, 2016 and $(11.9) million for the six months ended June 30, 2015. Operating cash flows do not include principal repayments on our mortgage loans or proceeds on the sale of our REO property held for sale. For the six months ended June 30, 2016 and 2015, we collected $23.6 million and $7.3 million, respectively, in principal payments and payoffs on our mortgage loans. For the six months ended June 30, 2016 and 2015, we collected $5.2 million and $0.3 million, respectively, in proceeds on the sale of our REO property held for sale.

Our investing cash flow are driven primarily by mortgage loan acquisitions offset by principal payments on and repayments of our mortgage loan portfolio and proceeds on the sale of our REO property held for sale. Changes in our investing cash flows for the six month period ended June 30, 2016 and 2015 were $(62.0) million and $(228.9) million, respectively, driven primarily by mortgage loan acquisitions for the period ended June 30, 2016 and 2015 of $89.3 million and $233.6 million, respectively.

Our financing cash flow are driven primarily by funding used to acquire mortgage loan pools and dividends paid on our common stock. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our equity offerings. For the six months ended June 30, 2016 and 2015, we issued $101.4 million and $35.2 million in secured borrowings offset by repayments of $19.4 million and $3.5 million, respectively. For the six months ended June 30, 2016 and 2015, we borrowed $71.1 million and $153.8 million on our repurchase agreements, offset by repayments of $73.4 million and $15.3 million, respectively. Additionally, for the six months ended June 30, 2016 and 2015, we raised $32.0 million and $51.5 million, respectively, from the sale of our common stock. For the six months ended June 30, 2016 and 2015, we paid dividends and distributions in the amount of $7.5 million and $4.5 million, respectively.

Financing activities – equity offerings

We completed our IPO in February 2015, in which we and selling stockholders sold an aggregate of 5,276,797 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We sold 3,976,464 shares of common stock and selling stockholders sold 1,300,333 shares of common stock, in each case, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. We used the approximately $53.9 million of proceeds (after deducting the underwriting discount but before deducting estimated offering expenses) to acquire additional mortgage loans and mortgage-related assets. In June 2016, we sold 2,589,427 shares of common stock, including shares sold pursuant to the underwriters’ exercising the option to purchase additional shares granted, in a public offering. We have and will continue to use the approximately $32.0 million in net proceeds to acquire mortgage loan pools.

Financing activities – secured borrowings and repurchase arrangements

From inception (January 30, 2014) to June 30, 2016, we have completed six securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on our balance sheet as we are the primary beneficiary of the securitization trusts, which are variable interest entities (“VIEs”). The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our securitizations are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of our six securitizations through June 30, 2016, we have retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates as of June 30, 2016:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A/ October 2014	Class A notes due 2057	$45 million	4.00%
	Class B-1 notes due 2057(1) (3)	$8 million	5.19%
	Class B-2 notes due 2057(1) (3)	$8 million	5.19%
	Trust certificates(2)	$20.4 million	–
	Deferred issuance costs	$(0.9) million	–

Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054	$41.2 million	3.85%
	Class B-1 notes due 2054(1) (3)	$13.7 million	5.25%
	Class B-2 notes due 2054(1) (3)	$13.7 million	5.25%
	Trust certificates(2)	$22.9 million	–
	Deferred issuance costs	$(0.8) million	–

Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054	$35.6 million	3.88%
	Class B-1 notes due 2054(1) (3)	$8.7 million	5.25%
	Class B-2 notes due 2054(1) (3)	$8.7 million	5.25%
	Trust certificates(2)	$22.8 million	–
	Deferred issuance costs	$(0.8) million	–

Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060	$87.2 million	3.88%
	Class B-1 notes due 2060(1) (3)	$15.9 million	5.25%
	Class B-2 notes due 2060(1) (3)	$7.9 million	5.25%
	Trust certificates(2)	$47.5 million	–
	Deferred issuance costs	$(1.5) million	–

Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057	$82.0 million	3.88%
	Class B-1 notes due 2057(1) (3)	$6.5 million	5.25%
	Class B-2 notes due 2057(1) (3)	$6.5 million	5.25%
	Trust certificates(2)	$35.1 million	–
	Deferred issuance costs	$(2.7) million	–

Ajax Mortgage Loan Trust 2016-A/ April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1)	$7.9 million	5.25%
	Class B-2 notes due 2064(1)	$7.9 million	5.25%
	Trust certificates (2)	$41.3 million	-
	Deferred issuance costs	$(2.7) million	–

(1)	We have retained the Class B notes.

(2)	The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

(3)	These securities are encumbered under a repurchase agreement.

Servicing for the mortgage loans in our securitizations is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for re-performing loans and 1.25% annually of UPB for non-performing loans, and is paid monthly.

Repurchase transactions

On November 25, 2014, we entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the operating partnership as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to a master repurchase agreement (the “2014 MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as buyer, from time to time, pursuant to one or more transactions, not exceeding $200 million at any point in time, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the 2014 MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or our failure to repay the borrowing at maturity. We have effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility was amended on May 13, 2015 to increase the transaction limit, and on November 24, 2015 to extend the termination date. The facility termination date is November 22, 2016. Additionally, we have sold subordinate securities from our mortgage securitizations in repurchase transactions. A summary of our outstanding repurchase transactions at June 30, 2016 and December 31, 2015 follows:

			June 30, 2016
Maturity Date	Origination date	Maximum Borrowing capacity	Amount outstanding	Amount of collateral	Interest rate
September 9, 2016	March 9, 2016	$15,730	$15,730	$22,470	3.00%
September 30, 2016	March 30, 2016	10,658	10,658	15,226	3.01%
November 22, 2016	November 24, 2015	200,000	66,433	109,252	4.19%
December 23, 2016	June 23, 2016	9,419	9,419	13,391	2.91%
Totals		$235,807	$102,240	$160,339	3.77%

			December 31, 2015
Maturity Date	Origination date	Maximum Borrowing capacity	Amount outstanding	Amount of collateral	Interest rate
March 30, 2016	September 30, 2015	$10,838	$10,838	$15,483	2.53%
June 23, 2016	December 23, 2015	9,374	9,374	13,391	2.91%
November 22, 2016	November 24, 2015	200,000	84,321	135,736	4.17%
Totals		$220,212	$104,533	$164,610	3.91%

As of June 30, 2016, we had $102.2 million outstanding under our repurchase transactions. The maximum month-end balance outstanding during the three-month period ended June 30, 2016 was $102.2 million, compared to a maximum month-end balance for the three-month period ended December 31, 2015 of $104.5 million. The following table sets summarizes our repurchase transactions for the three-month periods ended June 30, 2016, and December 31, 2015 ($ in thousands):

	Three months ended June 30, 2016	Three months ended December 31, 2015
Balance at the end of period	$102,240	$104,533
Maximum month-end balance outstanding during the period	$102,240	$104,533
Average balance	$83,107	$91,558

The decrease in our average balance of $8.5 million from $91.6 million for the three-months ended December 31, 2015 to our average balance of $83.1 million for the three-months ended June 30, 2016 was due to a net decrease in borrowing under the repurchase agreement during the three-months ended June 30, 2016 due to the securitization of mortgage loans under our 2016-A securitization which closed in April of this year.

On July 15, 2016, we entered into a repurchase financing arrangement, as seller, with JPMorgan Chase Bank, N.A., as buyer, under which we will sell to buyer the beneficial interests in mortgage loans and will pledge to buyer the beneficial interests in such assets, with a simultaneous agreement by buyer to transfer to us and for us to repurchase such assets on a future date. The arrangement terminates on July 12, 2019, is capped at $150 million, and carries interest at LIBOR plus 2.5%.

As of June 30, 2016 and December 31, 2015, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities and secured borrowings.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On July 28, 2016, our Board of Directors declared a dividend of $0.25 per share, to be paid on August 31, 2016 to stockholders of record as of August 16, 2016.

We believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements.

Off-Balance Sheet Arrangements

Other than the trusts holding assets pledged as security against our borrowings and equity method investments discussed elsewhere in this report, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2016 and December 31, 2015 is as follows:

June 30, 2016	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In Thousands)
Borrowings under repurchase agreement	$102,240	$102,240	$-	$-	$-
Interest on repurchase agreement	1,740	1,740	-	-	-
Total	$103,980	$103,980	$-	$-	$-

December 31, 2015	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In Thousands)
Borrowings under repurchase agreement	$104,533	$104,533	$-	$-	$-
Interest on repurchase agreement	3,833	3,833	-	-	-
Total	$108,366	$108,366	$-	$-	$-

At June 30, 2016, we had securitized borrowings with a balance of $352.6 million consisting of six tranches of $34.7 million, $32.9 million, $31.6 million, $81.3 million, $72.8 million and $99.3 million with contractual interest rates of 4.00%, 3.85%, 3.88%, 3.88%, 3.88% and 4.25% respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 1, 2016 we issued 15,684 shares of its common stock to the Manager in payment of the stock-based portion of the management fee due for the second quarter of 2016 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the second quarter of 2016. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On August 1, 2016 we issued each of its independent directors 418 shares of its common stock in payment of half of their quarterly director fees for the first quarter of 2016. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: August 4, 2016	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2016	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

