Form 10-Q
period 2016-09-30
Great Ajax Corp.
filed 2016-11-03
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 2, 2016, 18,744,090 of the Registrant’s common stock, par value $0.01 per share, were outstanding which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except shares and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,318	$30,795
Cash held in trust	35	39
Mortgage loans(1)	755,627	554,877
Property held-for-sale, net	19,505	10,333
Rental property, net	915	58
Receivable from servicer	9,147	5,444
Investment in affiliates	3,923	2,625
Prepaid expenses and other assets	6,762	5,634
Total Assets	$819,232	$609,805

LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1)	$416,079	$265,006
Borrowings under repurchase agreement	119,232	104,533
Management fee payable	750	667
Accrued expenses and other liabilities	2,164	1,786
Total liabilities	538,225	371,992
Commitments and contingencies- see Note 7
Equity:
Preferred stock $.01 par value; 25,000,000 shares authorized, none issued or outstanding	-	-
Common stock $.01 par value; 125,000,000 shares authorized, 18,098,311 shares at September 30, 2016 and 15,301,946 shares at December 31, 2015 issued and outstanding	181	152
Additional paid-in capital	244,641	211,729
Retained earnings	25,803	15,921
Equity attributable to common stockholders	270,625	227,802
Non-controlling interests	10,382	10,011
Total equity	281,007	237,813
Total Liabilities and Equity	$819,232	$609,805

(1)	Mortgage loans include $595,279 and $398,696 of loans at September 30, 2016 and December 31, 2015, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8—Debt. Secured borrowings are presented net of deferred issuance costs.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except shares and per share data)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
INCOME

Interest income	$18,707	$14,440	$50,898	$32,116
Interest expense	(6,941)	(3,849)	(17,990)	(7,192)
Net interest income	11,766	10,591	32,908	24,924

Income from investment in Manager	68	44	158	148
Other income	(215)	301	652	707
Total income	11,619	10,936	33,718	25,779

EXPENSE
Related party expense – loan servicing fees	1,556	1,196	4,412	2,703
Related party expense – management fees	1,049	861	2,892	2,464
Loan transaction expense	100	310	887	1,299
Professional fees	315	278	1,137	1,019
Real estate operating expense	157	128	431	192
Other expense	537	230	1,208	679
Total expense	3,714	3,003	10,967	8,356

Income before provision for income tax	7,905	7,933	22,751	17,423
Provision for income tax	18	8	41	24
Consolidated net income	7,887	7,925	22,710	17,399
Less: consolidated net income attributable to the non-controlling interests	264	311	832	709
Consolidated net income attributable to common stockholders	$7,623	$7,614	$21,878	$16,690
Basic earnings per common share	$0.42	$0.50	$1.34	$1.15
Diluted earnings per common share	$0.42	$0.50	$1.34	$1.15

Weighted average shares – basic	17,937,079	15,273,818	16,334,713	14,514,907
Weighted average shares – diluted	18,664,586	15,926,052	17,010,364	15,180,350

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$22,710	$17,399
Adjustments to reconcile consolidated net income to net cash from operating activities
Stock-based management fee and compensation expense	960	1,155
Non-cash interest income accretion	(39,415)	(21,008)
Gain on sale of property	(318)	(131)
Gain from payoffs of loans in transit	(128)	-
Depreciation of property	17	1
Impairment of real estate owned	687	-
Amortization of prepaid financing costs	4,623	991
Net change in operating assets and liabilities
Cash held in trust	4	-
Prepaid expenses and other assets	(3,346)	(5,892)
Receivable from servicer	(3,703)	(5,118)
Undistributed income from investment in affiliates	(416)	(410)
Accrued expenses, Management fee payable, and other liabilities	461	2,305
Net cash from operating activities	(17,864)	(10,708)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(304,852)	(300,379)
Principal paydowns on mortgage loans	49,099	16,440
Sale of mortgage loans	78,162	-
Purchase of property held-for-sale and related balances	-	(2,888)
Proceeds from sale of property held-for-sale	6,674	1,081
Investment in equity method investee	(1,111)	-
Distribution from affiliates	229	115
Loan to affiliate entity	(3,960)	-
Renovations of rental property and property held-for-sale	(705)	(234)
Net cash from investing activities	(176,464)	(285,865)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	222,331	202,996
Proceeds from sale of secured notes	185,861	136,939
Repayments on repurchase transactions	(207,632)	(87,447)
Repayments on secured notes	(33,233)	(23,782)
Sale of common stock, net of offering costs	31,981	51,529
Distribution to non-controlling interest	(461)	(350)
Dividends paid on common stock	(11,996)	(7,904)
Net cash from financing activities	186,851	271,981
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,477)	(24,592)
CASH AND CASH EQUIVALENTS, beginning of period	$30,795	$53,099
CASH AND CASH EQUIVALENTS, end of period	$23,318	$28,507
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,809	$5,817
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$16,781	$5,813
Issuance of common stock for management and director fees	$960	$1,155
Property sold to borrowers under installment method	$143	$132

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2014	11,223,984	$112	$158,951	$2,744	$161,807	$9,473	$171,280
Issuance of shares	3,981,714	40	51,489	-	51,529	-	51,529
Net income	-	-	-	16,690	16,690	709	17,399
Stock-based management fee expense	73,091	-	1,016	-	1,016	-	1,016
Stock-based compensation expense	6,739	-	139	-	139	-	139
Dividends and distributions	-	-	-	(7,904)	(7,904)	(350)	(8,254)
Balance at September 30, 2015	15,285,528	$152	$211,595	$11,530	$223,277	$9,832	$233,109

Balance at December 31, 2015	15,301,946	$152	$211,729	$15,921	$227,802	$10,011	$237,813
Net income	-	-	-	21,878	21,878	832	22,710
Issuance of shares	2,590,859	26	31,955	-	31,981	-	31,981
Stock-based management fee expense	45,510	1	762	-	763	-	763
Stock-based compensation expense	159,996	2	195	-	197	-	197
Dividends and distributions	-	-	-	(11,996)	(11,996)	(461)	(12,457)
Balance at September 30, 2016	18,098,311	$181	$244,641	$25,803	$270,625	$10,382	$281,007

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2016

(Unaudited)

Note 1 — Organization and basis of presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo LLC (“Aspen Yo”), a company affiliated with the Aspen Capital companies (“Aspen Capital”). The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company focuses primarily on acquiring, investing in and managing a portfolio of re-performing (“RPL”) and non-performing (“NPL”) mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. Re-performing loans are loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Non-performing loans are those loans on which the most recent three payments have not been made. The Company also invests in loans secured by smaller multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager. The Company’s mortgage loans and real properties are serviced by Gregory Funding LLC (“Gregory” or “Servicer”), also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS LLC, (“Thetis TRS”) is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager. The Company elected to treat Thetis TRS as a “taxable REIT subsidiary” (“TRS”) under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional securitizations. The Company generally securitizes its mortgage loans and retains subordinated securities from the securitizations. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned non-performing loans, as well as through outright purchases. GAJX Real Estate LLC is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code. During the first quarter of 2016, the Company formed FLAIAS LLC, a wholly owned subsidiary of the operating partnership, to acquire property tax liens in the state of Florida.

The Company commenced its operations in July 2014, and completed its initial public offering, or IPO, on February 19, 2015.

The Company completed an additional public offering of its common stock in June 2016, in which it sold an aggregate of 2,589,427 shares of common stock, including shares sold pursuant to exercise of the option to purchase additional shares granted to the underwriters. The Company is using the approximately $32.0 million of proceeds, net of expenses, to acquire additional mortgage loans and mortgage-related assets.

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

All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated balance sheet. As of September 30, 2016, the Company owned 96.7% of the outstanding operating partnership units (“OP Units”) and the remaining 3.3% of the OP Units were owned by an unaffiliated holder.

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

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Re-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss incurred on these loans is recognized in the period the loan pays in full.

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

The Company performs property renovations to maximize the value of the property for its rental strategy. Such expenditures are part of its investment in a property and, therefore, are capitalized as part of the basis of the property. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Secured borrowings

The Company, through securitization trusts, issues callable debt secured by its mortgage loans in the ordinary course of business. The secured borrowings are structured as debt financings, and the loans remain on the Company’s balance sheet as the Company is the primary beneficiary of the securitization trusts which are VIEs. These secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are amortized on an effective yield basis based on the underlying cash flow of the mortgage loans. The Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.

Repurchase facilities

The Company enters into repurchase financing facilities under which it nominally sells assets to a counterparty and simultaneously enters into an agreement to repurchase the sold assets at a price equal to the sold amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. At the maturity of a repurchase financing, unless the repurchase financing is renewed, the Company is required to repay the borrowing including any accrued interest and concurrently receives back its pledged collateral from the lender. The repurchase financings are treated as collateralized financing transactions; pledged assets are recorded as assets in the Company’s consolidated balance sheets, and debt is recognized at the contractual amount. Interest is recorded at the contractual amount on an accrual basis. Costs associated with the set-up of a repurchasing contract are recorded as deferred expense at inception and amortized over the contractual life of the agreement. Any draw fees associated with individual transactions and any facility fees assessed on the amounts outstanding are recorded as deferred expense when incurred and amortized over the contractual life of the related borrowing.

Management fee and expense reimbursement

The Company entered into the Management Agreement with the Manager, which has a 15-year term. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through Aspen affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees (other than its Chief Financial Officer) and does not expect to have any other employees in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

Under the Management Agreement by and between the Company and the Manager, as amended and restated on October 27, 2015, the Company pays a quarterly base management fee based on its stockholders’ equity and a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. See Note 9 — Related party transactions.

Servicing fees

On July 8, 2014, the Company entered into a 15-year Servicing Agreement (the “Servicing Agreement”) with Gregory (the “Servicer”). Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives servicing fees of 0.65% annually of the Unpaid Principal Balance (UPB) for loans that are re-performing at acquisition and 1.25% annually of UPB for loans that are non-performing at acquisition. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the servicing agreement. The fees do not change if a re-performing loan becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 9 — Related party transactions.

Stock-based payments

The Management Agreement provides for the payment to the Manager of a management fee. The Company pays a portion of the management fee in cash, and a portion of the management fee in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act. The base management fee and manager’s incentive fee to be payable in cash and shares of the Company’s common stock are retroactive to July 1, 2015. Shares issued to the Manager are determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. Management fees paid in common stock are expensed in the quarter incurred and recorded in equity at quarter end.

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 90,000 shares. The Company has issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board, which are subject to a one-year vesting period. In addition, each of the Company’s independent directors receives an annual retainer of $50,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager, and half in cash. Stock-based expense for the directors’ annual retainer is expensed as earned, in equal quarterly amounts during the year, and recorded in equity at quarter end.

On June 7, 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP Units and LTIP Units, into shares of common stock). Grants of restricted stock to officers of the Company use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates is determined using the stock price as of the date at which the counterparty's performance is complete. Forfeitures are accounted for in the period in which they occur. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date.

Directors’ fees

The expense related to directors’ fees is accrued, and the portion payable in common stock is reflected in stockholders’ equity in the period in which it is incurred.

Variable interest entities

In the normal course of business, the Company enters into various types of transactions with special purpose entities, which have primarily consisted of trusts established for the Company’s secured borrowings (See “Secured Borrowings” above and Note 8 to the consolidated financial statements). Additionally, from time to time, the Company may enter into joint ventures with unrelated entities. The Company evaluates each transaction and its resulting beneficial interest to determine if the entity formed pursuant to the transaction should be classified as a VIE. If an entity created in a transaction meets the definition of a VIE and the Company determines that it or a consolidated subsidiary is the primary beneficiary, the Company will include the entity in its consolidated financial statements.

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

Income taxes

The Company elected REIT status upon the filing of its 2014 income tax return, and has conducted its operations in order to satisfy and maintain eligibility for REIT status. Accordingly, the Company does not believe it will be subject to U.S. federal income tax from the year ended December 31, 2014 forward on the portion of the Company’s REIT taxable income that is distributed to the Company’s stockholders as long as certain asset, income and stock ownership tests are met. If the Company fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. In addition, notwithstanding the Company’s qualification as a REIT, it may also have to pay certain state and local income taxes, because not all states and localities treat REITs in the same manner that they are treated for U.S. federal income tax purposes.

Thetis TRS, GAJX Real Estate LLC, and any other TRS that the Company forms will be subject to U.S. federal and state income taxes. On February 22, 2016, the Company received a private letter ruling from the Internal Revenue Service regarding the consequences of owning the interest in the Manager through the Operating Partnership. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more–likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Recently adopted accounting standards

In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis. These amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are VIEs, as amended or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940, as amended, for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company implemented this amendment for the three months ended March 31, 2016. As a result of this implementation, there was no effect on the application of the Company’s consolidation policy.

In April 2015, the FASB issued ASU 2015-03 Interest – Imputation of Interest. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. In June 2015, the FASB issued ASU 2015-15, which acknowledges that the scope of ASU 2015-03 does not include line-of-credit arrangements but indicates that the SEC staff would not object to an entity deferring and presenting debt issuance costs for a line-of-credit borrowing arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company implemented this amendment during the three months ended March 31, 2016. The result of this implementation was a reduction of approximately $4.9 million on the balance sheet in Prepaid expenses and other assets, and an offsetting reduction of approximately $4.9 million in Secured borrowings, based on the Company’s consolidated balance sheet at March 31, 2016. There was no effect on the presentation of the Company’s Borrowings under repurchase agreement in its consolidated balance sheets as these borrowings are short-term in nature and as such are unaffected by the ASU. Additionally, there was no effect on consolidated net income, or equity.

In March 2016, the FASB issued ASU 2016-09 Compensation – Stock Compensation. The guidance primarily simplifies the accounting for employee share-based payment transactions, including a new requirement to record all of the income tax effects at settlement or expiration through the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early-adopt ASU 2016-09 during the nine months ended September 30, 2016. Accordingly, the Company has made an entity-wide accounting policy election to account for forfeitures under its equity incentive plan as they occur. There was no effect on consolidated net income or equity.

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

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses. The main objective of this guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. To achieve this, the amendments in this guidance replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Specifically, the amendments in this guidance require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, beginning with fiscal years after December 15, 2018. The Company is currently evaluating the impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures.

Note 3 — Mortgage loans

Included on the Company’s consolidated balance sheet as of September 30, 2016 and December 31, 2015 are approximately $755.6 million and $554.9 million, respectively, of residential and small balance commercial whole loans at carrying value. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is decreased by an allowance for losses, if any. To date, the Company has not recorded an allowance for losses against its purchased mortgage loans.

The Company’s mortgage loans are secured by real estate. The Company categorizes mortgage loans as “re-performing” and “non-performing” at acquisition and monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

The following table presents information regarding the accretable yield and non-accretable amount for loans acquired during the following periods. The Company’s loan acquisitions for the three and nine months ended September 30, 2016 consisted entirely of re-performing loans; no non-performing loans were acquired in any of the 2016 periods ($ in thousands):

	Three months ended September 30, 2016		Three months ended September 30, 2015
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$291,260	$-	$157,868	$-
Non-accretable amount	(109,032)	-	(62,289)	-
Expected cash flows to be collected	182,228	-	95,579	-
Accretable yield	(44,158)	-	(28,727)	-
Fair value at acquisition	$138,070	$-	$66,852	$-

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Re-performing loans	Non- performing loans	Re-performing loans	Non- performing loans
Contractually required principal and interest	$493,963	$-	$644,471	$65,675
Non-accretable amount	(186,424)	-	(260,993)	(38,317)
Expected cash flows to be collected	307,539	-	383,478	27,358
Accretable yield	(80,163)	-	(102,407)	(8,038)
Fair value at acquisition	$227,376	$-	$281,071	$19,320

The following table presents the change in the accretable yield for the total loan portfolio for the following periods ($ in thousands):

	Three months ended September 30, 2016		Three months ended September 30, 2015
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$184,173	$16,298	$115,932	$23,735
Accretable yield additions	44,158	-	28,727	-
Accretion	(16,860)	(1,844)	(11,531)	(2,908)
Reclassification from (to) non-accretable amount, net	6,241	(1,850)	-	-
Balance at end of period	$217,712	$12,604	$133,128	$20,827

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$136,455	$18,425	$54,940	$20,686
Accretable yield additions	80,163	-	102,407	8,038
Accretion	(44,717)	(6,175)	(24,219)	(7,897)
Reclassification from (to) non-accretable amount, net	45,811	354	-	-
Balance at end of period	$217,712	$12,604	$133,128	$20,827

For the three and nine-month periods ended September 30, 2016 and September 30, 2015, the Company recognized no provision for loan loss. For the three and nine-month periods ended September 30, 2016, the Company accreted $18.7 million and $50.9 million, respectively, into interest income with respect to its loan portfolio. For the three and nine-month periods ended September 30, 2015, the Company accreted $14.4 million and $32.1 million, respectively, into interest income with respect to its loan portfolio.

During the three months ended September 30, 2016, the Company reclassified a net $4.4 million from non-accretable amount to accretable yield, consisting of a $6.2 million transfer from non-accretable amount to accretable yield for re-performing loans, partially offset by a $1.8 million transfer from accretable yield to non-accretable amount for non-performing loans. Comparatively, during the nine months ended September 30, 2016, the Company reclassified $45.8 million and $0.4 million from non-accretable amount to accretable yield for its re-performing and non-performing loans, respectively. The reclassification is based on an updated assessment of projected loan cash flows as compared to the projection at the acquisition date. Substantially fewer loans are defaulting than originally projected at acquisition, resulting in greater total cash flows being collected over a longer period of time. Performing loans have a longer duration than non-performing loans and generate higher cash flows over the expected life of the loan.

The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016			December 31, 2015
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	2,086	$377,494	$472,272	1,161	$212,469	$272,577
30	605	103,685	128,996	479	83,936	107,873
60	387	69,627	84,824	338	55,573	70,781
90	785	124,075	155,922	867	127,435	167,177
Foreclosure	408	80,746	106,824	404	75,464	107,301
Mortgage loans	4,271	$755,627	$948,838	3,249	$554,877	$725,709

Note 4 — Real estate assets

The Company primarily acquires REO when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date. Additionally, from time to time, the Company will acquire real estate assets in purchase transactions.

Rental property

As of September 30, 2016, the Company owned four REO properties with an aggregate carrying value of $0.9 million held for investment as rentals, at which time all of the properties were rented. Three of these properties were acquired through foreclosures, and none were transferred from Property held-for sale. As of December 31, 2015, the Company had one REO property having an aggregate carrying value of $0.1 million held for use as a rental, which was rented at that time.

Property held-for-sale

The Company classifies REO as property held-for sale if the property is currently unoccupied and being actively marketed for sale. As of the periods ended September 30, 2016 and December 31, 2015, the Company’s net investments in REO held-for-sale were $19.5 million and $10.3 million, respectively. At September 30, 2016, 120 of the Company’s 130 properties held-for-sale with a carrying value of $17.1 million had been acquired through foreclosure and reclassified out of its Mortgage Loan Portfolio. As of December 31, 2015, 55 of the Company’s property held-for sale with a carrying value of $6.8 million had been acquired through foreclosure and reclassified out of its Mortgage Loan Portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three months and nine months ended September 30, 2016 and September 30, 2015 ($ in thousands):

Property Held-for-sale	Three months ended				Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	111	$16,551	54	$9,018	73	$10,333	12	$1,316
Transfers from mortgage loans	42	5,692	18	1,873	120	15,685	51	6,158
Adjustments to record at lower of cost or fair value	-	(487)	-	-	-	(687)	-	-
Disposals	(21)	(2,222)	(9)	(754)	(61)	(6,362)	(12)	(1,119)
Other	(2)	(29)	(1)	(969)	(2)	536	(11)	2,813
Balance at end of period	130	$19,505	62	$9,168	130	$19,505	62	$9,168

Dispositions

During the three months ended September 30, 2016 and September 30, 2015, the Company sold 21 and nine REO properties, realizing a net loss of approximately ($0.2) million and a net gain of approximately $47,000, respectively, which are included in Other Income on the Company’s consolidated statements of income. During the nine months ended September 30, 2016 and 2015, the Company sold 61 and 12 REO properties realizing gains, net of selling expenses, commissions and other costs, of approximately $0.3 million and $0.1 million, respectively. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of the quarter, a downward adjustment of approximately $0.5 million was recorded to reflect certain REO properties at the lower of cost or estimated fair value. The Company did not record any lower of cost or estimated fair market value adjustment in 2015.

Note 5 — Fair value

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2016	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans	$755,627	$-	$-	$812,980
Not recognized on consolidated balance sheet at fair value (liabilities)
Secured borrowings, net	$416,079	-	-	$417,671
Borrowings under repurchase agreement	$119,232	-	$119,232	-

		Level 1	Level 2	Level 3
December 31, 2015	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans	$554,877	$-	$-	$627,112
Not recognized on consolidated balance sheet at fair value (liabilities)
Secured borrowings, net	$265,006	-	-	$259,649
Borrowings under repurchase agreement	$104,533	-	$104,533	-

The Company has not transferred any assets from one level to another level during either the three or nine months ended September 30, 2016 or the three or nine months ended September 30, 2015.

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

The fair value of secured debt is estimated using the Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans which collateralize the debt, and which drive the cash flows used to make interest payments. The discount rate used in the present value calculation represents the estimated effective yield of the mortgages.

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

Significant changes to any of the unobservable inputs used in the fair value measurement of the Company’s mortgage loans including discount rates and loan resolution timelines among others, in isolation, could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of the Company’s mortgage loans as of September 30, 2016 and December 31, 2015:

Range of Values
Input	September 30, 2016	December 31, 2015
Equity discount rate – Re-performing loans	7% - 14%	7% - 14%
Equity discount rate – Non-performing loans	10% - 18%	10% - 18%
Cost of debt	4.25%	4.25%
Loan resolution timelines – Re-performing loans (in years)	4 - 7	4 - 7
Loan resolution timelines – Non-performing loans (in years)	1.4 - 4	1.4 - 4

Note 6 — Unconsolidated affiliates

The Company holds a 40.5% interest in a Delaware trust, GA-E 2014-12, which holds an economic interest in a single small-balance commercial loan secured by a commercial property in Portland, Oregon. The Company accounts for its investment in GA-E 2014-12 using the equity method.

Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. The Company accounts for its investment in the Manager using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. The Company holds a 24.2% interest in AS Ajax E LLC and accounts for its investment using the equity method. AS Ajax E LLC owns a 5% interest in Ajax E Master Trust which holds a portfolio of re-performing mortgage loans.

During the three months ended September 30, 2016, the Company sold $78.2 million of re-performing mortgage loans for total proceeds of $78.1 million to Ajax E Master Trust. Additionally, the Company made a loan to AS Ajax E LLC in the amount of $4.0 million at Libor plus 5.22% to fund its interest in the purchase.

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income, assets and liabilities at 100%

Net income at 100%

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
GA-E 2014-12	$189	$222	$573	$645
The Manager	$343	$249	$796	$749
AS Ajax E LLC	$54	$-	$111	$-

Assets and liabilities at 100%

	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$6,188	$-	$5,966	$-
The Manager	$5,162	$1,671	$3,028	$520
AS Ajax E LLC	$8,295	$3,962	$-	$-

Net income, assets and liabilities at Company share

Net income at Company share

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
GA-E 2014-12	$77	$90	$232	$261
The Manager	$68	$49	$158	$148
AS Ajax E LLC	$13	$-	$27	$-

Assets and liabilities at Company share

	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$2,506	$-	$2,416	$-
The Manager	$1,022	$331	$600	$103
AS Ajax E LLC	$2,011	$961	$-	$-

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

At September 30, 2016, the Company had commitments to purchase 229 RPLs secured by single and one-to-four family residences with aggregate UPB of $46.4 million.

Litigation, claims and assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2016, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt

Repurchase agreements

On November 25, 2014, the Company entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust, AJX Mortgage Trust I (the “Seller”), which is wholly owned by the Operating Partnership, will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the Operating Partnership as the “guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to a master repurchase agreement (the “2014 MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“REO I”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as buyer, from time to time, pursuant to one or more transactions, not exceeding $200.0 million at any point in time, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the 2014 MRA. The obligations of the Seller are guaranteed by the Operating Partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by the Company to repay the borrowing at maturity. The Company has effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility was amended on May 13, 2015 to increase the transaction limit, and on November 24, 2015 to extend the termination date. The facility termination date is November 22, 2016.

On July 15, 2016, the Company entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust, AJX Mortgage Trust II (the “Seller”), which is wholly owned by the Operating Partnership, will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the Operating Partnership as the “guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to a master repurchase agreement (the “2016 MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“AJX Realty II LLC”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to JPMorgan Chase Bank, N.A., as buyer, from time to time, pursuant to one or more transactions, not exceeding $150.0 million at any point in time, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the 2016 MRA. The obligations of the Seller are guaranteed by the Operating Partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is based upon a sliding scale from 85% to 75% as determined by the quality of the collateral, applied to the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by the Company to repay the borrowing at maturity. The Company has effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility termination date is July 19, 2017.

The Servicer services these mortgage loans and the REO properties pursuant to the terms of a servicing agreement by and among the Servicer, each Seller, REO I, AJX Realty II LLC and any other REO Subsidiary, which servicing agreement has the same fees and expenses terms as the Company’s servicing agreement described under Note 9 — Related party transactions. The Operating Partnership as guarantor will provide to the buyers a limited guaranty of certain losses incurred by the buyers in connection with certain events and/or the seller’s obligations under the MLPA, following the breach of certain covenants by the seller or an REO subsidiary related to its status as a special purpose entity, the occurrence of certain bad acts by the Seller, the occurrence of certain insolvency events of the seller or an REO subsidiary or other events specified in the Guaranty. As security for its obligations under the Guaranty, the guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.

Additionally, we have sold subordinate securities from our mortgage securitizations in repurchase transactions. The following table sets forth the details of the Company’s repurchase transactions and facilities. ($ in thousands):

			September 30, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Interest Rate
November 22, 2016	November 24, 2015	$200,000	$10,731	$22,537	4.26%
December 23, 2016	June 23, 2016	9,419	9,419	13,391	2.91%
March 9, 2017	September 9, 2016	15,889	15,889	22,698	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	3.34%
July 12, 2019	July 15, 2016	150,000	72,396	114,576	3.05%
Totals		$386,105	$119,232	$188,626	3.21%

			December 31, 2015
Maturity Date	Origination date	Maximum Borrowing capacity	Amount outstanding	Amount of collateral	Interest rate
March 30, 2016	September 30, 2015	$10,838	$10,838	$15,483	2.53%
June 23, 2016	December 23, 2015	9,374	9,374	13,391	2.91%
November 22, 2016	November 24, 2015	200,000	84,321	135,736	4.17%
Totals		$220,212	$104,533	$164,610	3.91%

The guaranty establishes a master netting arrangement; the arrangement does not meet the criteria for offsetting. The amount outstanding on the Company’s repurchase facility and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at September 30, 2016 and December 31, 2015.

	Gross amounts not offset in balance sheet
Balance sheet date	Gross amount of recognized liabilities	Gross amount pledged as collateral	Net amount
September 30, 2016	$119,232	$188,626	$69,394
December 31, 2015	$104,533	$164,610	$60,077

Secured borrowings

From the commencement of operations to September 30, 2016, the Company has completed seven securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the securitizations remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s securitizations are structured with Class A notes, Class B notes, and trust certificates which have rights to the residual interests in the mortgages once the notes are repaid. For each of the Company’s seven securitizations through September 30, 2016, the Company has retained the Class B note and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A / October 2014	Class A notes due 2057	$45 million	4.00%
	Class B-1 notes due 2057(1) (3)	$8 million	5.19%
	Class B-2 notes due 2057(1) (3)	$8 million	5.19%
	Trust certificates(2)	$20.4 million	–
	Deferred issuance costs	$(0.9) million	–

Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054	$41.2 million	3.85%
	Class B-1 notes due 2054(1) (3)	$13.7 million	5.25%
	Class B-2 notes due 2054(1) (3)	$13.7 million	5.25%
	Trust certificates(2)	$22.9 million	–
	Deferred issuance costs	$(0.8) million	–

Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054	$35.6 million	3.88%
	Class B-1 notes due 2054(1) (3)	$8.7 million	5.25%
	Class B-2 notes due 2054(1) (3)	$8.7 million	5.25%
	Trust certificates(2)	$22.8 million	–
	Deferred issuance costs	$(0.8) million	–

Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060	$87.2 million	3.88%
	Class B-1 notes due 2060(1) (3)	$15.9 million	5.25%
	Class B-2 notes due 2060(1) (3)	$7.9 million	5.25%
	Trust certificates(2)	$47.5 million	–
	Deferred issuance costs	$(1.5) million	–

Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057	$82.0 million	3.88%
	Class B-1 notes due 2057(1) (3)	$6.5 million	5.25%
	Class B-2 notes due 2057(1) (3)	$6.5 million	5.25%
	Trust certificates(2)	$35.1 million	–
	Deferred issuance costs	$(2.7) million	–

Ajax Mortgage Loan Trust 2016-A / April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1)	$7.9 million	5.25%
	Class B-2 notes due 2064(1)	$7.9 million	5.25%
	Trust certificates (2)	$41.3 million	–
	Deferred issuance costs	$(2.7) million	–

Ajax Mortgage Loan Trust 2016-B / August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1)	$6.6 million	5.25%
	Class B-2 notes due 2065(1)	$6.6 million	5.25%
	Trust certificates (2)	$34.1 million	–
	Deferred issuance costs	$(1.6) million	–

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.

(2)	The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

(3)	These securities are encumbered under a repurchase agreement.

Servicing for the mortgage loans in the Company’s securitizations is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for loans that are re-performing at acquisition and 1.25% annually of UPB for loans that are non-performing at acquisition, and is paid monthly. The following table sets forth the status of the notes held by others at September 30, 2016, December 31, 2015, and the securitization cutoff date ($ in thousands):

	Balances at September 30, 2016		Balances at December 31, 2015		Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance	Carrying value of mortgages	Bond principal balance	Mortgage UPB	Bond Principal Balance
2014-A	$52,997	$32,932	$55,098	$36,463	$81,405	$45,000
2014-B	64,558	31,554	66,292	35,646	91,535	41,191
2015-A	52,043	30,152	53,673	33,674	75,835	35,643
2015-B	107,249	79,234	115,395	84,973	158,498	87,174
2015-C	101,289	69,641	108,238	79,824	130,130	81,982
2016-A	118,563	97,379	-	-	158,485	101,431
2016-B	98,580	82,316	-	-	131,746	84,430
	$595,279	$423,208	$398,696	$270,580	$827,634	$476,851

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.

Note 9 — Related party transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Amount	Counterparty	Consolidated Statement of Income location	Amount	Counterparty	Consolidated Statement of Income location
Loan servicing fees	$1,556	Servicer	Related party expense – loan servicing fees	$1,196	Servicer	Related party expense – loan servicing fees
Management fee	1,049	Manager	Related party expense – management fee	861	Manager	Related party expense – management fee
Expense reimbursements	25	Manager	Other expense	-	Manager	Other expense
Due diligence and related loan acquisition costs	22	Servicer	Loan transaction expense	2	Servicer	Loan transaction expense
Expense reimbursements	-	Servicer	Professional fees	-	Servicer	Professional fees

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Amount	Counterparty	Consolidated Statement of Income location	Amount	Counterparty	Consolidated Statement of Income location
Loan servicing fees	$4,412	Servicer	Related party expense – loan servicing fees	$2,703	Servicer	Related party expense – loan servicing fees
Management fee	2,892	Manager	Related party expense – management fee	2,464	Manager	Related party expense – management fee
Due diligence and related loan acquisition costs	72	Servicer	Loan transaction expense	21	Servicer	Loan transaction expense
Expense reimbursements	50	Manager	Other expense	-	Manager	Other expense
Expense reimbursements	-	Servicer	Professional fees	3	Servicer	Professional fees

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

	September 30, 2016			December 31, 2015
	Amount	Counterparty	Consolidated Balance sheet location	Amount	Counterparty	Consolidated Balance Sheet Location

Receivables from Servicer	$9,147	Servicer	Receivable from servicer	$5,444	Servicer	Receivable from servicer
Receivable from AS Ajax E LLC	3,960	AS Ajax E LLC	Prepaid expenses and other assets	-	AS Ajax E LLC	Prepaid expenses and other assets
Management fee payable	750	Manager	Management fee payable	667	Manager	Management fee payable
Expense reimbursement receivable	472	Ajax E Master Trust I	Prepaid expenses and other assets	-	Ajax E Master Trust I	Prepaid expenses and other assets
Servicing fees payable	97	Servicer	Accrued expenses and other liabilities	152	Servicer	Accrued expenses and other liabilities
Expense reimbursement payable	4	Manager	Accrued expenses and other liabilities	-	Manager	Accrued expenses and other liabilities
Expense reimbursement receivable	-	Manager	Prepaid expenses and other assets	37	Manager	Prepaid expenses and other assets

Management Agreement

In July 2014, the Company entered into the Management Agreement with the Manager, which has a 15-year term. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through Aspen affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees (other than its Chief Financial Officer) and does not expect to have any other employees in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

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

The initial $1.0 million of the quarterly base management fee will be payable 75% in cash and 25% in shares of the Company’s common stock. Any amount of the base management fee in excess of $1.0 million will be payable in shares of the Company’s common stock until payment is 50% in cash and 50% in shares (the “50/50 split”). Any remaining amount of the quarterly base management fee after the 50/50 split threshold is reached will be payable in equal amounts of cash and shares. The quantity of common stock will be determined using the higher of the most recently reported book value or the average of the closing prices of the Company’s common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of the Company’s common stock is paid. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received.

For the quarter ended September 30, 2016, the Company’s management fee payable to the Manager exceeded the $1.0 million threshold resulting in an additional 3,327 shares of the Company’s common stock being issued to the Manager in lieu of cash.

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, of 20% of the amount by which total dividends on common stock and distributions on OP units exceeds 8% of book value. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company’s common stock and 80% of the remaining incentive fee is payable in cash. To date, no incentive fees have been paid to the Manager.

The Company also reimburses the Manager for all third-party, out-of-pocket costs incurred by the Manager for managing its business, including third-party diligence and valuation consultants, legal expenses, auditors and other financial services. Additionally, the Company may reimburse the Manager for salaries and expenses of employees of the Manager. The reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis.

The Company will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by the Company without cause, (ii) its decision not to renew the Management Agreement upon the determination of at least two thirds of the Company’s independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of the Company becoming regulated as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”) (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by the Company’s Board of Directors), or (iv) a termination by the Manager if the Company defaults in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to twice the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.

Servicing Agreement

On July 8, 2014, the Company entered into the Servicing Agreement with the Servicer. The Company’s overall servicing costs under the Servicing Agreement will vary based on the types of assets serviced.

Servicing fees are 0.65% annually of UPB for loans that are re-performing at acquisition and 1.25% annually of UPB for loans that are non-performing at acquisition, and are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the servicing agreement. The fees do not change if a performing loan becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company.

The Company will also reimburse the Servicer for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to REO properties. The total fees incurred by the Company for these services will be dependent upon the property value, previous UPB of the relevant loan, and the number of REO properties.

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

Note 10 — Stock-based payments and director fees

Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of its common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company paid the Manager a base management fee for the three and nine months ended September 30, 2016 of $1.0 million and $2.9 million, respectively, of which the Company paid $0.3 million and $0.8 million, respectively, in 20,005 and 50,605 shares, respectively, of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions.

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

Management fees and director fees

	For the three-months ended		For the three-months ended
	September 30, 2016		September 30, 2015
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)

Management fees	20,005	$300	14,710	$215
Independent director fees	1,672	25	1,708	25
	21,677	$325	16,418	$240

	For the nine-months ended		For the nine-months ended
	September 30, 2016		September 30, 2015
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)

Management fees	50,605	$761	70,587	$1,016
Independent director fees	4,996	75	5,196	75
	55,601	$836	75,783	$1,091

(1) All management fees and independent director fees are fully expensed in the period in which they are incurred.

Restricted stock grants

Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period. On August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the vesting date. Grants of restricted stock to officers of the Company use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates is determined using the stock price as of the date at which the counterparty's performance is complete.

The following table sets forth the activity in its restricted stock plan ($ in thousands, except share and per share amounts):

Restricted stock	Number of shares	Expected cost of grant	Grant expense recognized for the three months ended September 30, 2016	Grant expense recognized for the nine months ended September 30, 2016
Directors’ grants(1)	4,000	$57	$7	$9
Employee and service provider grants(2)	153,000	2,066	111	111
	157,000	$2,123	$118	$120

Restricted stock	Number of shares	Expected cost of grant	Grant expense recognized for the three months ended September 30, 2015	Grant expense recognized for the nine months ended September 30, 2015
Directors’ grants(1)	8,000	$119	$7	$64
Employee and service provider grants (2)	-	-	-	-
	8,000	$119	$7	$64

(1)Vesting period is one year from grant date.

(2)Vesting ratable over three years from grant date.

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

The Company’s consolidated financial statements include the operations of two TRS entities, Thetis TRS and GAJX Real Estate LLC, which are subject to U.S. federal, state and local income taxes on the Company’s taxable income.

Provisions for income taxes of $18,000 and $41,000 were recorded for the three- and nine-month periods ended September 30, 2016. Provisions for income taxes of $8,000 and $24,000, were recorded for both the three- and nine-month periods ended September 30, 2015, respectively. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheet at September 30, 2016 or September 30, 2015. The Company also recorded no interest or penalties for either of the three- or nine-month periods ended September 30, 2016 or the three- or nine-month periods ended September 30, 2015.

Note 12 — Earnings per share

The following table sets forth the components of basic and diluted earnings per share ($ in thousands, except share and per share amounts):

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Consolidated net income attributable to common stockholders	$7,623	17,937,079		$7,614	15,273,818
Allocation of earnings to participating restricted shares	(44)	-		(14)	-
Consolidated net income attributable to unrestricted common stockholders	$7,579	17,937,079	$0.42	$7,600	15,273,818	$0.50

Effect of dilutive securities
Operating partnership units	264	624,106		311	624,106
Restricted stock grants and Manager and director fee shares	44	103,401		14	28,128

Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$7,887	18,664,586	$0.42	$7,925	15,926,052	$0.50

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Consolidated net income attributable to common stockholders	$21,878	16,334,713		$16,690	14,514,907
Allocation of earnings to participating restricted shares	(69)	-		(47)	-
Consolidated net income attributable to unrestricted common stockholders	$21,809	16,334,713	$1.34	$16,643	14,514,907	$1.15

Effect of dilutive securities
Operating partnership units	832	624,106		709	624,106
Restricted stock grants and Manager and director fee shares	69	51,545		47	41,337

Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$22,710	17,010,364	$1.34	$17,399	15,180,350	$1.15

Note 13 — Subsequent events

Acquisitions

During October 2016, the Company acquired 46 RPLs with aggregate UPB of $5.9 million in three transactions from three different sellers. The loans were acquired at 59% of UPB and the estimated market value of the underlying collateral is $7.0 million. The purchase price equaled 50% of the estimated market value of the underlying collateral. The Company also acquired 14 NPLs with aggregate UPB of $1.8 million in one transaction from one seller. The loans were acquired at 56% of UPB and the estimated market value of the underlying collateral is $2.1 million. The purchase price equaled 47% of the estimated market value of the underlying collateral.

Additionally, during October 2016, the Company acquired 370 RPLs with aggregate UPB of $69.9 million in three transactions from three related party trusts.  These loans, which have been serviced by Gregory Funding, have made at least 24 payments of scheduled principal and interest in the last 24 months and have a weighted average coupon of 5.25%.  The loans were acquired at 93% of UPB and the estimated market value of the underlying collateral is $91.0 million. The purchase price equaled 71% of the estimated market value of the underlying collateral. All of these acquisitions had closed as of October 31, 2016.

Additionally, the Company has agreed to acquire, subject to due diligence, 430 RPLs with aggregate UPB of $92.8 million in seven transactions from seven different sellers. The purchase price equals 82% of UPB and 56% of the estimated market value of the underlying collateral of $135.6 million. The Company has not entered into a definitive agreement with respect to these loans, and there is no assurance that the Company will enter into a definitive agreement relating to these loans or, if such an agreement is executed, that the Company will actually close the acquisitions or that the terms will not change.

At-the-Market offering program

On October 3, the Company entered into separate At-the-Market Issuance Sales Agreements to sell, through its agents, shares of common stock with an aggregate offering price of up to $50.0 million. To date, the Company has not issued any shares pursuant to the agreements. Additional information about the At-the-Market Issuance Sales Agreements is available in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016.

Securitization

On October 24, 2016, the Company called notes issued as part of secured borrowings issued by Ajax Mortgage Loan Trust 2014-A and Ajax Mortgage Loan Trust 2014-B. The mortgage loan assets remaining in the trust were sold to Ajax Mortgage Loan Trust 2016-C and used as collateral for a new secured borrowing. The proceeds from the sale of the loans to Ajax Mortgage Loan Trust 2016-C were first applied to reduce outstanding obligations of Ajax Mortgage Loan Trust 2014-A and Ajax Mortgage Loan Trust 2014-B. Proceeds in excess of the amounts required to satisfy the outstanding obligations of Ajax Mortgage Loan Trust 2014-A and Ajax Mortgage Loan Trust 2014-B were retained by the Company and the Company intends to use the proceeds to fund investments in re-performing mortgage loans. In connection with the extinguishment of the notes issued by Ajax Mortgage Loan Trust 2014-A and Ajax Mortgage Loan Trust 2014-B , the Company expects to amortize the remaining approximately $0.6 million in deferred issuance costs in the fourth quarter of 2016.

On October 25, 2016, the Company completed its eighth securitization, Ajax Mortgage Loan Trust 2016-C. An aggregate of $102.6 million of senior securities and $15.8 million of subordinated securities were issued in a private offering with respect to $157.8 million UPB of mortgage loans, of which $12.9 million were small balance commercial mortgage loans. Approximately 82% of these mortgage loans were RPLs and approximately 18% were NPLs based on UPB. Net proceeds from the sale of the senior securities provided leverage of approximately 3.9 times the related equity.

Dividend declaration

On October 27, 2016 the Company’s Board of Directors declared a dividend of $0.25 per share, to be paid on November 30, 2016, to stockholders of record as of November 16, 2016.

Management fees

On October 27, 2016 the Company issued 20,005 shares of its common stock to the Manager in payment of the stock-based portion of the management fee due for the third quarter of 2016 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the third quarter of 2016.

Directors’ retainer

On October 27, 2016 the Company issued each of its independent directors 417 shares of its common stock in payment of half of their quarterly director fees for the third quarter of 2016.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this report, including those set forth under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	our ability to implement our business strategy;

•	difficulties in identifying re-performing and non-performing loans and properties to acquire;

•	the impact of changes to the supply of, value of and the returns on re-performing and non-performing loans;

•	our ability to convert non-performing loans into performing loans, or to modify or otherwise resolve such loans;

•	our ability to convert non-performing loans to properties that can generate attractive returns either through sale or rental;

•	our ability to compete with our competitors;

•	our ability to control our costs;

•	the impact of changes in interest rates and the market value of the collateral underlying our re-performing and non-performing loan portfolios or of our other real estate assets;

•	our ability to obtain financing arrangements on favorable terms, or at all;

•	our ability to retain our Manager;

•	the failure of the Servicer to perform its obligations under the Servicing Agreement;

•	general volatility of the capital markets;

•	the impact of adverse real estate, mortgage or housing markets and changes in the general economy;

•	changes in our business strategy;

•	our failure to maintain qualification as a REIT;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our failure to maintain our exemption from registration under the Investment Company Act; and

•	the impact of adverse legislative or regulatory tax changes.

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

Overview

Great Ajax Corp. is a Maryland corporation that focuses primarily on acquiring, investing in re-performing loans and managing portfolios of re-performing and non-performing mortgage loans secured by single-family residences and, to a lesser extent, single-family properties. We also invest in loans secured by multi-family residential and commercial mixed use retail/residential properties, as well as in the properties directly. The multi-family and commercial mixed-use properties generally will have loan values of up to approximately $5 million. We refer to these as “smaller commercial properties.” On July 8, 2014, we closed a private offering of shares of our common stock and limited partnership units of our operating partnership, or OP Units. We commenced operations on July 8, 2014, and we completed our IPO on February 19, 2015.

We are externally managed by Thetis Asset Management LLC, an affiliated entity. We own a 19.8% interest in the Manager. Our mortgage loans and other real estate assets are serviced by Gregory Funding LLC, an affiliated entity. We conduct substantially all of our business through our operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership, and its subsidiaries. We, through a wholly owned subsidiary, are the general partner of our operating partnership. GA-TRS LLC, or Thetis TRS, is a wholly owned subsidiary of the operating partnership that owns the equity interest in the Manager. We elected to treat Thetis TRS as a TRS under the Code. On February 22, 2016, we received a Private Letter Ruling from the Internal Revenue Service in connection with our income earned through the Manager.  Currently, our interest in the Manager is held through a taxable REIT subsidiary and is subject to federal and state income taxes.  The ruling affirmed that we can generally own the Manager indirectly through our operating partnership without the associated income impacting our applicable REIT testing requirements.  Consistent with the ruling, we are currently exploring options for transferring our interest in the Manager to our operating partnership. Great Ajax Funding LLC is a wholly owned subsidiary of the operating partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional securitizations. AJX Mortgage Trust I and AJX Mortgage Trust II, both wholly owned subsidiaries of the operating partnership, were formed in connection with our repurchase agreements. GAJX Real Estate LLC, a wholly owned subsidiary of the operating partnership, was formed to own, maintain, improve and sell REO purchased by us. We have elected to treat GAJX Real Estate LLC as a TRS under the Code.

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

We believe that investments in re-performing single family residential loans with positive equity provide the optimal investment value. As a result, we focus our investments in pools of re-performing loans and are no longer actively acquiring pools of non-performing loans. We do, however, from time to time, acquire non-performing loans in connection with our acquisition of re-performing loans.

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

Factors That May Affect Our Operating Results

Acquisitions. Our operating results depend heavily on sourcing re-performing and non-performing loans. We believe that there is currently a large supply of re-performing and non-performing loans available to us for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population. We further believe that we will be able to purchase residential mortgage loans at lower prices than REO for the following reasons.

•	We believe that buying re-performing loans is more efficient and lower risk than acquiring REO rentals directly because the net cash flow from the re-performing loans is typically greater than rent cash flow. Re-performing loans are typically purchased at significant discounts from UPB and underlying property values, but the borrower pays interest on the full UPB, leading to a higher current yield. The borrower is also responsible for property taxes, insurance and maintenance, which are all costs that the owner of the REO would otherwise have to pay. In addition, to the extent that the UPB exceeds the home’s value, the lender will receive all appreciation until such time as the home price appreciation (“HPA”) exceeds the UPB. While the return to the mortgage loan owner is thus capped, conversely, there is also risk mitigation if the REO value decreases, until the value is less than the price the lender paid for the loan.

•	If a re-performing loan becomes a non-performing loan, or we purchase a non-performing loan, which is generally purchased at a deeper discount than re-performing loans, we, through the Servicer, have a number of ways to mitigate our loss. These loss mitigation techniques include working with the borrower to achieve performance, including through modification of the mortgage loan terms as well as short sale, assisted deed-in-lieu of foreclosure, assisted deed-for-lease, foreclosure and other loss mitigation activities. With each REO acquired, we assess the best potential return—either through rental, sale with carryback financing, which we believe will increase the potential pool of purchasers, or sale without our financing the purchase.

•	We believe that we will be able to purchase residential mortgage loans at lower prices than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with sales of real estate, whether single-family residences or smaller commercial properties, such as broker commissions and closing costs. We believe this will motivate the sellers to accept a lower price for the re-performing and non-performing loans than they would if selling REO.

•	We believe there are fewer participants in the re-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure and expertise involved in servicing loans and managing single-family rental properties across various states. Additionally, as the acquirer of loans, we take the risk of delays in the foreclosure process for non-performing loans. We focus on smaller pools of mortgage loan assets that we can analyze on a loan-by-loan basis, and we believe that we will be able to aggregate these smaller pools often at a greater discount than would be available for larger pools. We believe the relatively lower level of competition for re-performing and non-performing loans, combined with growing supply, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to acquire REO.

We expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire re-performing residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of unacquired loans typically constitutes a small portion of a particular portfolio. In any case where we do not acquire the full portfolio, we make appropriate adjustments to the applicable purchase price.

Financing. Our ability to grow our business by acquiring re-performing loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on our balance sheet. We have completed seven securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties.

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

Changes in home prices. As discussed above, generally, rising home prices are expected to positively affect our results, particularly as it should result in greater levels of re-performance of mortgage loans, faster refinancing of those mortgage loans, more re-capture of principal on greater than 100% LTV (loan-to-value) mortgage loans and increased recovery of the principal of the mortgage loans upon sale of any REO. Conversely, declining real estate prices are expected to negatively affect our results, particularly if the price should decline below our purchase price for the loans and especially if borrowers determine that it is better to strategically default as their equity in their homes decline. While home prices have risen to nearly pre-Great Recession levels in many parts of the United States, there are still significant regions where values have not materially increased. When we analyze loan and property acquisitions we do not take HPA into account except for rural properties for which we model negative HPA related to our expectation of worse than expected property condition. We typically concentrate our investments in specific urban geographic locations in which we expect stable or better property markets, although we do not use any appreciation expectation in the performance modeling for our acquisitions.

Changes in market interest rates. With respect to our business operations, increases in interest rates, in general, may over time cause: (1) the value of our mortgage loan and mortgage backed securities (“MBS”) retained from our securitizations portfolio to decline; (2) coupons on our adjustable rate mortgages (“ARM”) and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to higher interest rates; (3) prepayments on our mortgage loans and MBS portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; (4) the interest expense associated with our borrowings to increase; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (a) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the accretion of our purchase discounts; (b) the value of our mortgage loan and MBS portfolio to increase; (c) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (d) the interest expense associated with our borrowings to decrease; and (e) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Results of operations

For the three months and nine months ended September 30, 2016, we had net income attributable to common stockholders of $7.6 million and $21.9 million, or $0.42 and $1.34, respectively, for both basic and diluted common shares. For the three and nine months ended September 30, 2015, we had net income attributable to common stockholders of $7.6 million and $16.7 million, or $0.50 and $1.15, respectively, for both basic and diluted common shares. Additionally, other key items for the three months ended September 30, 2016 include:

•	Invested $216.2 million in re-performing loans with an aggregate unpaid principal balance of $259.4 million to end the quarter with a $755.6 million investment in mortgage loans with an aggregate UPB of $948.8 million.
•	Portfolio interest income of $18.7 million; net interest income of $11.8 million.
•	Net income attributable to common stockholders of $7.6 million.
•	Earnings per share (“EPS”) of $0.42 per diluted share.
•	Book value per share of $14.99.
•	Raised $81.0 million, net, in secured borrowings.
•	Sold $78.1 million in re-performing loans with an aggregate unpaid principal balance of $100.3 million to Ajax E Master Trust, the joint venture we established in the first quarter of 2016, and used the proceeds to pay down a repurchase line of credit.
•	$23.3 million of cash and cash equivalents at September 30, 2016.

Table 1: Results of operations

($ in thousands except shares and per share data)

	Three months ended September 30,		Nine months ended September 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
INCOME

Loan interest income	$18,707	$14,440	$50,898	$32,116
Interest expense	(6,941)	(3,849)	(17,990)	(7,192)
Net interest income	11,766	10,591	32,908	24,924

Income from investment in manager	68	44	158	148
Other income	(215)	301	652	707
Total income	11,619	10,936	33,718	25,779

EXPENSE
Related party expense – loan servicing fees	1,556	1,196	4,412	2,703
Related party expense – management fees	1,049	861	2,892	2,464
Loan transaction expense	100	310	887	1,299
Professional fees	315	278	1,137	1,019
Real estate operating expenses	157	128	431	192
Other expense	537	230	1,208	679
Total expense	3,714	3,003	10,967	8,356

Income before provision for income taxes	7,905	7,933	22,751	17,423
Provision for income taxes	18	8	41	24
Consolidated net income	$7,887	$7,925	$22,710	$17,399
Less: consolidated net income attributable to the non-controlling interest	264	311	832	709
Consolidated net income attributable to common stockholders	$7,623	$7,614	$21,878	$16,690

Net interest income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Net interest income on our mortgage loan portfolio increased to $11.8 million for the three months ended September 30, 2016 versus $10.6 million for the three months ended September 30, 2015. Year–to-date net interest income increased to $32.9 million versus $24.9 million for the comparable period in 2015. The key driver of increased net interest income was an increase in the average balance of our mortgage loan portfolio offset by an increase in our secured borrowings as we continue to take advantage of favorable market conditions for issuing senior bonds secured by our mortgage loans. The average balance of our mortgage loan portfolio increased to $717.5 million for the three months ending September 30, 2016 versus $472.4 million for the three months ending September 30, 2015. Additionally, we collected $27.7 million in cash payments and proceeds on our mortgage loans and REO held-for-sale during the quarter.

The average yield on our mortgage loan portfolio declined versus the comparable periods in 2015 primarily due to an increase in the percentage of re-performing loans that have remained performing.  Re-performing loans generally have a longer duration than non-performing loans resulting in increased expected principal and interest collections over the life of the loan but lower current period income as cash collections occur over a longer period.  Our average yield on our secured borrowings and repurchase agreements increased versus the comparable periods in 2015 primarily due to the impact of the amortization of deferred issuance costs on our secured borrowings and our repurchase agreements.

The average balance of our mortgage loan portfolio and debt outstanding for the three month periods ended September 30, 2016 and 2015 are included in the table below ($ in thousands):

Table 2: Average balances

	Three months ended September 30,
	2016	2015
Mortgage loan portfolio	$717,476	$472,400
Total debt	$537,793	$318,774

Other income

Other income for the three and nine months ended September 30, 2016 versus the comparable periods in 2015 decreased primarily due to impairments and realized losses on our REO property held-for-sale offset by increased late fee income. We routinely assess the net realizable value on our REO property held-for-sale and record impairment if the carrying value of the REO property held-for-sale exceeds its net realizable value. Impairment charges and realized losses on REO property held-for-sale are primarily arising from loans acquired in non-performing loan pools in the second half of 2014.

Table 3: Other income

Other Income
($ in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net gain (loss) on sale of Property held-for-sale	$(177)	$47	$318	$36
Impairment of Property held-for-sale	(487)	-	(688)	-
Late fee income	109	28	272	67
Other investment income	90	90	259	261
HAMP fees *	47	135	196	305
Other income	203	1	295	38
Total Other Income	$(215)	$301	$652	$707

* Fees received pursuant to the government’s Home Affordable Modification Program.

Operating Expenses

Total expenses for the three and nine months ended September 30, 2016 increased versus the comparable period primarily due to (1) increases in loan servicing fees as a result of the increase in the mortgage loan portfolio; and (2) an increase in the management fees due to the increase in stockholders’ equity at September 30, 2016. This increase was offset by a decrease in loan transaction expense due to a reimbursement of loan transaction expenses incurred on loans that were sold in September 2016 to Ajax E Master Trust, the joint venture we established in March 2016. These expenses were accrued in the three months ended June 30, 2016 for loans acquired in July 2016. The sale to Ajax E Master Trust is discussed further in the Mortgage Loan Portfolio section below.

Our real estate operating expense increased for the three and nine month periods ending September 30, 2016, primarily as a result of the increase in number of properties held-for-sale. As of September 30, 2016, we owned 130 properties held-for-sale versus 62 at September 30, 2015. The key components of real estate operating expense include property taxes, HOA fees and general property maintenance.

Other expense increased for the three and nine months ended September 30, 2016, primarily due to our overall growth. A breakdown of other expense is provided in Table 4.

Table 4: Other Expense

Other Expense
($ in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Insurance	$169	$111	$398	$253
Employee and service provider grants	111	-	111	-
Communications	88	40	106	49
Directors' fees and grants	64	64	182	236
Taxes and regulatory expense	26	16	64	43
Other expense	79	(1)	347	98
Total other expense	$537	$230	$1,208	$679

Equity and Net Book Value Per Share

Our net book value per share was $14.99 and $14.92 at September 30, 2016 and December 31, 2015, respectively, an increase of $0.07 due to the increase in equity from our earnings, partially offset by an increase in the number of shares outstanding from our offering of common stock completed during the second quarter of 2016. The net book value per share is calculated by dividing equity by total adjusted shares outstanding, including OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership) and Manager and director shares not issued as of the date indicated ($ in thousands except per share amounts):

Table 5: Book value per share

	September 30, 2016	December 31, 2015
Outstanding shares	17,943,311	15,301,946
Adjustments for:
Operating partnership units	624,106	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	176,673	16,586
Total adjusted shares outstanding	18,744,090	15,942,638
Total equity	$281,007	$237,813
Book value per share	$14.99	$14.92

Mortgage loan portfolio

For the three and nine months ended September 30, 2016, we acquired 1,416 and 1,885 RPLs for acquisition prices of $216.2 million and $305.6 million, respectively. No NPLs were acquired during these periods. For the three and nine months ended September 30, 2015, we acquired 393 and 1,573 RPLs for acquisition prices of $66.9 million and $280.8 million, respectively. 158 NPLs were acquired during the nine-month period ended September 30, 2015 for an acquisition price of $19.6 million. The following table shows loan portfolio acquisitions for the three and nine months ended September 30, 2016, and September 30, 2015.

Table 6: Portfolio acquisitions

Portfolio acquisitions
($ in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
RPLs
Count	1,416	393	1,885	1,573
UPB	$259,446	$91,764	$379,393	$366,647
Purchase price	$216,225	$66,852	$305,560	$280,774
Purchase price % of UPB	83.3%	72.9%	80.5%	76.6%

NPLs
Count	-	-	-	158
UPB	$-	$-	$-	$31,822
Purchase price	$-	$-	$-	$19,617
Purchase price % of UPB	0.0%	0.0%	0.0%	61.6%

During the three months ended September 30, 2016, we sold $78.2 million of re-performing mortgage loans to Ajax E Master Trust, the joint venture we established in March 2016, for total proceeds of $78.1 million. Additionally, we made a loan to AS Ajax E LLC in the amount of $4.0 million at Libor plus 5.22%. It is anticipated that the loan will be repaid as additional investors buy equity interests in AS Ajax E LLC

Additionally, during the three and nine-month periods ended September 30, 2016, 66 and 159 mortgage loans, representing 1.4% and 3.2%, respectively, of our ending UPB, were liquidated. During each of the three and nine-month periods ended September 30, 2015, 30 and 54 mortgage loans, representing 0.9% and 1.6% respectively, of our ending UPB, were liquidated.

Table 7: Loan portfolio activity

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning carrying value	$630,534	$444,408	$554,877	$211,159
Mortgage loan portfolio acquisitions	216,499	66,852	306,223	300,391
Payments received(1)	(25,504)	(9,181)	(57,390)	(22,630)
Accretion recognized	18,704	9,158	44,083	26,835
Reclassifications to REO	(5,851)	(2,337)	(16,801)	(10,007)
Dispositions	(78,162)	-	(78,162)	-
Other	(593)	1,694	2,797	4,846
Ending carrying value	$755,627	$510,594	$755,627	$510,594

(1)  *Excludes proceeds on sale of REO.

Table 8: Portfolio composition

As of September 30, 2016, our portfolio of mortgage-related assets consisted of the following ($ in thousands):

No. of Loans	4,271	Weighted Average Remaining Term (months)	326.0
Total UPB	$948,838	No. of first liens	4,247
Interest-Bearing Balance	$878,629	No. of second liens	24
Deferred Balance(1)	$70,209	No. of Rental Properties	4
Market Value of Collateral(2)	$1,118,769	Market Value of Rental Properties	$1,348
Price/Total UPB(3)	75.4%	Capital Invested in Rental Properties	$915
Price/Market Value of Collateral	64.6%	Price/Market Value of Rental Properties	67.8%
Weighted Average Coupon(4)	4.37%	No. of Other REO	130
Weighted Average LTV(4)	98.9%	Market Value of Other REO	$27,818

(1)  Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.

(2)  As of date of acquisition.

(3)	Our loan portfolio consists of fixed rate (50.9% of UPB), ARM (15.7% of UPB) and Hybrid ARM (33.4% of UPB) mortgage loans with original terms to maturity of not more than 40 years.
(4)	UPB as of September 30, 2016 divided by market value of collateral as of date of acquisition and weighted by the UPB of the loan.

We closely monitor the status of our mortgage loans through our Servicer as it works with our borrowers to improve their payment records. Re-performing loans are loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Non-performing loans are those loans on which the most recent three payments have not been made. The following table shows the percentages of our portfolio, based on UPB, represented by non-performing loans and re-performing loans at September 30, 2016, and December 31, 2015, based on loan status as of the consolidated balance sheet date.

Table 9: Loan portfolio by re-performing and non-performing loans

	September 30, 2016	December 31, 2015
Re-performing loans	91.3%	85.0%
Non-performing loans	8.7%	15.0%
Total loans	100.0%	100.0%

Table 10: Portfolio characteristics

The following table presents certain characteristics about our mortgage loans by years of origination as of September 30, 2016 ($ in thousands):

	Years of Origination
	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990

Number of loans	380	2,488	1,120	231	52
Unpaid principal balance at 9/30/16	$76,718	$641,396	$203,703	$17,009	$10,012
Mortgage loan portfolio by year of origination	8.1%	67.6%	21.5%	1.8%	1.1%
Loan Attributes:
Weighted average loan age (months)	70.6	115.3	145.6	226.0	356.4
Weighted Average loan-to-value (as of 9/30/16)	92.5%	104.1%	87.7%	64.6%	23.5%
Delinquency Performance: (as of 9/30/16)
Current	54.2%	50.5%	48.3%	38.7%	19.2%
30 days delinquent	14.1%	12.6%	15.0%	16.0%	38.4%
60 days delinquent	6.3%	9.3%	8.4%	6.9%	21.5%
90+ days delinquent	16.4%	16.2%	16.5%	24.1%	16.5%
Foreclosure	9.0%	11.4%	11.7%	14.3%	4.5%

Table 11: Loans by state

The following table identifies our mortgage loans by state, number of loans, loan value and collateral value and percentages thereof at September 30, 2016 identified above ($ in thousands):

State	Loan Count	UPB ($)	% of UPB	Collateral Value ($) (1)	% of Collateral Value	State	Loan Count	UPB ($)	% of UPB	Collateral Value ($) (1)	% of Collateral Value
CA	679	248,494	26.2%	315,397	28.1%	MN	32	5,709	0.6%	7,533	0.7%
FL	637	129,188	13.6%	138,485	12.4%	MO	38	4,888	0.5%	5,169	0.5%
NY	263	89,528	9.4%	113,360	10.1%	WI	28	4,600	0.5%	4,967	0.4%
NJ	221	62,953	6.6%	66,644	6.0%	DE	18	3,737	0.4%	4,645	0.4%
MD	172	46,944	4.9%	51,279	4.6%	LA	31	3,732	0.4%	4,432	0.4%
IL*	156	32,378	3.4%	32,004	2.9%	RI	15	3,283	0.3%	3,259	0.3%
MA	109	30,155	3.2%	36,170	3.2%	KY	23	2,744	0.3%	3,015	0.3%
TX	256	29,176	3.1%	40,824	3.6%	DC	9	2,672	0.3%	4,292	0.4%
GA*	199	26,626	2.8%	29,798	2.7%	HI	10	2,579	0.3%	3,873	0.3%
VA	123	25,937	2.7%	30,564	2.7%	NH	12	2,526	0.3%	3,066	0.3%
NC	172	24,914	2.6%	29,361	2.6%	NM	11	2,473	0.3%	2,917	0.3%
AZ	102	19,600	2.1%	19,971	1.8%	MS	17	1,591	0.2%	1,782	0.2%
WA	76	19,074	2.0%	21,943	2.0%	OK	13	1,441	0.2%	1,384	0.1%
PA	126	13,032	1.4%	15,721	1.4%	ID	9	1,302	0.1%	2,095	0.2%
SC	88	12,099	1.3%	14,574	1.3%	PR	10	1,265	0.1%	1,626	0.1%
OH	88	11,703	1.2%	11,668	1.0%	IA	11	961	0.1%	1,035	0.1%
NV	52	11,426	1.2%	12,044	1.1%	ME	6	924	0.1%	863	0.1%
OR	52	10,984	1.2%	14,516	1.3%	KS	10	912	0.1%	1,065	0.1%
CO	49	10,237	1.1%	14,352	1.3%	AR	10	857	0.1%	932	0.1%
TN	80	9,514	1.0%	11,369	1.0%	SD	3	621	0.1%	787	0.1%
MI	64	8,693	0.9%	9,919	0.9%	WV	7	605	0.1%	631	0.1%
CT	35	6,992	0.7%	7,451	0.7%	MT	2	365	0.0%	485	0.0%
UT	38	6,982	0.7%	8,209	0.7%	NE	4	304	0.0%	325	0.0%
IN	69	6,296	0.7%	7,152	0.6%	ND	1	72	0.0%	159	0.0%
AL	35	5,750	0.6%	5,657	0.5%	Total	4,271	948,838	100.0%	1,118,769	100.0%

*	Information reflects two loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.
(1)	As of date of acquisition.

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

As of September 30, 2016, substantially all of our invested capital was in re-performing and non-performing mortgage loans. We also held approximately $23.3 million of cash and cash equivalents, a decrease of $7.5 million from our balance of $30.8 million at December 31, 2015. The decrease is primarily due to our investment in re-performing mortgage loans of $304.9 million during the nine months ended September 30, 2016, offset by $78.2 million in proceeds on the sale of re-performing loans to Ajax E Master Trust. Our average daily cash balance during the quarter was $50.6 million, an increase of $11.6 million from our average daily balance of $39.0 million during the quarter ended June 30, 2016, and an increase of $22.5 million from our average daily balance of $28.1 million during quarter ended December 31, 2015.

Our operating cash outflows for the nine months ended September 30, 2016 and 2015 were ($17.9) million and ($10.7) million, respectively. The key driver of negative operating cash flow for both periods is non-cash interest income accretion of $39.4 million for the nine months ended September 30, 2016 and $21.0 million for the nine months ended September 30, 2015. Operating cash flows do not include principal repayments on our mortgage loans or proceeds on the sale of our property held-for-sale. For the nine months ended September 30, 2016 and 2015, we collected $55.8 million and $17.5 million, respectively, in principal payments and payoffs on our mortgage loans and sales of our held-for-sale properties. These amounts exclude the $78.2 million of proceeds on the sale of mortgage loans to Ajax E Master Trust in September 2016.

Our investing cash outflows are driven primarily by mortgage loan acquisitions offset by principal payments on and repayments of our mortgage loan portfolio and proceeds on the sale of our property held for sale. Changes in our investing cash flows for the nine month periods ended September 30, 2016 and 2015 were ($176.5)

million and ($285.9) million, respectively, driven primarily by mortgage loan acquisitions for the periods ended September 30, 2016 and 2015 of $304.9 million and $300.4 million, respectively.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and pay dividends on our common stock and distributions on our OP units. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our equity offerings. For the nine months ended September 30, 2016 and 2015, we issued $185.9 million and $136.9 million in secured borrowings offset by repayments of $33.2 million and $23.8 million, respectively. For the nine months ended September 30, 2016 and 2015, we borrowed $222.3 million and $203.0 million on our repurchase agreements, offset by repayments of $207.6 million and $87.4 million, respectively. Additionally, for the nine months ended September 30, 2016 and 2015, we raised $32.0 million and $51.5 million, respectively, from the sale of our common stock. For the nine months ended September 30, 2016 and 2015, we paid dividends and distributions in the amounts of $12.5 million and $8.3 million, respectively.

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

Financing activities – secured borrowings and repurchase arrangements

From inception (January 30, 2014) to September 30, 2016, we have completed seven securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not REMIC sales, and the loans included in the securitizations remain on our balance sheet as we are the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our securitizations are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of our seven securitizations through September 30, 2016, we have retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates as of September 30, 2016:

Table 12: Securitizations

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2014-A / October 2014	Class A notes due 2057	$45 million	4.00%
	Class B-1 notes due 2057(1) (3)	$8 million	5.19%
	Class B-2 notes due 2057(1) (3)	$8 million	5.19%
	Trust certificates(2)	$20.4 million	–
	Deferred issuance costs	$(0.9) million	–

Ajax Mortgage Loan Trust 2014-B / November 2014	Class A notes due 2054	$41.2 million	3.85%
	Class B-1 notes due 2054(1) (3)	$13.7 million	5.25%
	Class B-2 notes due 2054(1) (3)	$13.7 million	5.25%
	Trust certificates(2)	$22.9 million	–
	Deferred issuance costs	$(0.8) million	–

Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054	$35.6 million	3.88%
	Class B-1 notes due 2054(1) (3)	$8.7 million	5.25%
	Class B-2 notes due 2054(1) (3)	$8.7 million	5.25%
	Trust certificates(2)	$22.8 million	–
	Deferred issuance costs	$(0.8) million	–

Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060	$87.2 million	3.88%
	Class B-1 notes due 2060(1) (3)	$15.9 million	5.25%
	Class B-2 notes due 2060(1) (3)	$7.9 million	5.25%
	Trust certificates(2)	$47.5 million	–
	Deferred issuance costs	$(1.5) million	–

Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057	$82.0 million	3.88%
	Class B-1 notes due 2057(1) (3)	$6.5 million	5.25%
	Class B-2 notes due 2057(1) (3)	$6.5 million	5.25%
	Trust certificates(2)	$35.1 million	–
	Deferred issuance costs	$(2.7) million	–

Ajax Mortgage Loan Trust 2016-A / April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1)	$7.9 million	5.25%
	Class B-2 notes due 2064(1)	$7.9 million	5.25%
	Trust certificates (2)	$41.3 million	–
	Deferred issuance costs	$(2.7) million	–

Ajax Mortgage Loan Trust 2016-B / August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1)	$6.6 million	5.25%
	Class B-2 notes due 2065(1)	$6.6 million	5.25%
	Trust certificates (2)	$34.1 million	–
	Deferred issuance costs	$(1.6) million	–

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.

(2)	The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

(3)	These securities are encumbered under a repurchase agreement.

Servicing for the mortgage loans in our securitizations is provided by the Servicer at a servicing fee rate of 0.65% annually of UPB for re-performing loans and 1.25% annually of UPB for non-performing loans, and is paid monthly.

Repurchase transactions

On November 25, 2014, we entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust wholly owned by the operating partnership, AJX Mortgage Trust I, the “Seller,” will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the operating partnership as the “Guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the Guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to a master repurchase agreement (the “2014 MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in REO I, and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to Nomura Corporate Funding Americas, LLC, as buyer, from time to time, pursuant to one or more transactions, not exceeding $200.0 million at any point in time, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the 2014 MRA. The obligations of the Seller are guaranteed by the operating partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is generally equal to 65% of the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or our failure to repay the borrowing at maturity. We have effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility was amended on May 13, 2015 to increase the transaction limit, and on November 24, 2015 to extend the termination date. The facility termination date is November 22, 2016. Additionally, we have sold subordinate securities from our mortgage securitizations in repurchase transactions.

On July 15, 2016, the Company entered into a repurchase facility pursuant to which a newly formed Delaware statutory trust, AJX Mortgage Trust II (the “Seller”), which is wholly owned by the Operating Partnership, will acquire, from time to time, pools of mortgage loans that are primarily secured by first liens on one-to-four family residential properties from its affiliates and/or third party sellers. These mortgage loans will generally be sold from time to time by the Operating Partnership as the “guarantor” to the Seller pursuant to the terms of a mortgage loan purchase agreement by and between the guarantor, as seller, and the Seller, as purchaser, in accordance with the terms thereof. Pursuant to a master repurchase agreement (the “2016 MRA”), these mortgage loans, together with the Seller’s 100% ownership interests in its wholly owned subsidiary, a newly formed Delaware limited liability company (“AJX Realty II LLC”), and any future REO subsidiaries wholly owned by the Seller and certain other property of the Seller, will be sold by the Seller to JPMorgan Chase Bank, N.A., as buyer, from time to time, pursuant to one or more transactions, not exceeding $150.0 million at any point in time, with a simultaneous agreement by the Seller to repurchase such mortgage loans and other property, as provided in the 2016 MRA. The obligations of the Seller are guaranteed by the Operating Partnership. Repurchases under this facility carry interest calculated based on a spread to one-month LIBOR and are fixed for the term of the borrowing. The purchase price for each mortgage loan or REO is based upon a sliding scale from 85% to 75% as determined by the quality of the collateral, applied to the acquisition price for such asset or the then current BPO for the asset. The difference between the market value of the asset and the amount of the repurchase agreement is the amount of equity the Company has in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by the Company to repay the borrowing at maturity. The Company has effective control over the assets associated with this agreement and therefore it is accounted for as a financing arrangement. The facility termination date is July 19, 2017.

A summary of our outstanding repurchase transactions at September 30, 2016 and December 31, 2015 follows ($ in thousands):

Table 13: Repurchase transactions by maturity date

			September 30, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Interest Rate
November 22, 2016	November 24,2015	$200,000	$10,731	$22,537	4.26%
December 23, 2016	June 23, 2016	9,419	9,419	13,391	2.91%
March 9, 2017	September 9, 2016	15,889	15,889	22,698	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	3.34%
July 12, 2019	July 15, 2016	150,000	72,396	114,576	3.05%
Totals		$386,105	$119,232	$188,626	3.21%

			December 31, 2015
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Interest Rate
March 30, 2016	September 30, 2015	$10,838	$10,838	$15,483	2.53%
June 23, 2016	December 23, 2015	9,374	9,374	13,391	2.91%
November 22, 2016	November 24, 2015	200,000	84,321	135,736	4.17%
Totals		$220,212	$104,533	$164,610	3.91%

As of September 30, 2016, we had $119.2 million outstanding under our repurchase transactions. The maximum month-end balance outstanding during the three-month period ended September 30, 2016 was $196.2 million, compared to a maximum month-end balance for the three-month period ended December 31, 2015, of $104.5 million. The following table presents certain details of our repurchase transactions for the three-month periods ended September 30 2016 and December 31, 2015 ($ in thousands):

Table 14: Repurchase balances

	Three months ended September 30, 2016	Three months ended December 31, 2015
Balance at the end of period	$119,232	$104,533
Maximum month-end balance outstanding during the period	$196,195	$104,533
Average balance	$144,623	$91,558

The increase in our average balance from $91.6 million for the three months ended December 31, 2015 to our average balance of $144.6 million for the three months ended September 30, 2016 was due to a net increase in repurchase financing during the three months ended September 30, 2016, from a result of additional investments in mortgage loans.

As of September 30, 2016 and December 31, 2015, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities and secured borrowings.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On October 27, 2016, our Board of Directors declared a dividend of $0.25 per share, to be paid on November 30, 2016 to stockholders of record as of November 16, 2016.

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

Contractual obligations

A summary of our contractual obligations as of September 30, 2016 and December 31, 2015 is as follows:

Table 15: Contractual obligations

September 30, 2016	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In Thousands)
Borrowings under repurchase agreement	$119,232	$119,232	$-	$-	$-
Interest on repurchase agreement	647	647	-	-	-
Total	$119,879	$119,879	$-	$-	$-

December 31, 2015	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In Thousands)
Borrowings under repurchase agreement	$104,533	$104,533	$-	$-	$-
Interest on repurchase agreement	3,833	3,833	-	-	-
Total	$108,366	$108,366	$-	$-	$-

Our secured borrowings are not included in the table above as such borrowings are non-recourse to us and are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable. Our secured borrowings are summarized below ($ in thousands):

Table 16: Secured debt

	September 30, 2016		December 31, 2015
Class of Notes	Bond principal balance	Contractual interest rate	Bond principal balance	Contractual interest rate
2014-A	$32,932	4.00%	$36,463	4.00%
2014-B	31,554	3.85%	35,646	3.85%
2015-A	30,152	3.88%	33,674	3.88%
2015-B	79,234	3.88%	84,973	3.88%
2015-C	69,641	3.88%	79,824	3.88%
2016-A	97,379	4.25%	-	-
2016-B	82,316	4.00%	-	-
Total bond principal	$423,208		$270,580

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 1, 2016 we issued 15,684 shares of our common stock to the Manager in payment of the stock-based portion of the management fee due for the third quarter of 2016 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the second quarter of 2016. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On August 1, 2016 we issued each of our independent directors 418 shares of common stock in payment of half of their quarterly director fees for the third quarter of 2016. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On August 16, 2016 we issued 1,432 shares of our common stock in partial payment of dividends under our dividend reinvestment plan.

On August 17, 2016, we granted 153,000 shares of restricted stock to employees of our Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date.

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

GREAT AJAX CORP.

Date: November 3, 2016	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Mary Doyle
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

