Form 10-K
period 2016-12-31
Great Ajax Corp.
filed 2017-03-02
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $166,682,683 based on the price per share of  $13.87, the closing price on June 30, 2016.
As of February 28, 2017, 18,768,505 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding, which includes 624,106 Operating Partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders are incorporated by reference into this annual report on Form 10-K in response to Part III, Items #10, 11, 12, 13 and 14.

i

In this annual report on Form 10-K (“annual report”), unless the context indicates otherwise, references to “Great Ajax,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Great Ajax Corp.; “Operating Partnership” refers to Great Ajax Operating Partnership L.P., a Delaware limited partnership; “Manager” refers to Thetis Asset Management LLC, a Delaware limited liability company; “Aspen Capital” refers to the Aspen Capital group of companies; “Aspen” and “Aspen Yo” refers to Aspen Yo LLC, an Oregon limited liability company that is part of Aspen Capital; and “the Servicer” and “Gregory” refer to Gregory Funding LLC, an Oregon limited liability company and our affiliate, and an indirect subsidiary of Aspen Yo.
PART I
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

•
difficulties in identifying re-performing loans (“RPLs”), small balance commercial mortgage loans (“SBC loans”) and properties to acquire; the impact of changes to the supply of, value of and the returns on RPLs and SBC loans;

•
our ability to compete with our competitors;

•
our ability to control our costs;

•
the impact of changes in interest rates and the market value of the collateral underlying our RPL and non-performing loan (“NPL”) portfolios or of our other real estate assets;

•
our ability to convert NPLs into performing loans, or to modify or otherwise resolve such loans;

•
our ability to convert NPLs to properties that can generate attractive returns either through sale or rental;

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

Item 1.   Business
Overview
Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of RPLs, including residential mortgage loans and SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that we intend to opportunistically purchase have a principal balance of up to $5 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, we may invest in single-family and smaller commercial properties directly either through the occurrence of a foreclosure on a loan in our mortgage portfolio or, less frequently, through a direct acquisition. Historically, we have made targeted investments in NPLs. NPLs are loans on which the most recent three payments have not been made. While we may acquire NPLs from time to time and continue to manage the NPLs on our balance sheet, this asset class is no longer a strategic acquisition target.
Our RPLs and NPLs are serviced by our Servicer, an affiliated entity. We seek to acquire loans at significant discounts to our estimates of the value of the underlying real estate and of the unpaid principal balance (“UPB”) of the loan. Unlike other loan acquirers, who often rely on pooled estimates in analyzing and pricing portfolios, our Manager uses proprietary models and data developed by its affiliates to evaluate individual assets and to help determine cities, neighborhoods and properties that it believes will experience home price appreciation (“HPA”). These proprietary analytics have inputs for economic and demographic data that include changes in unemployment rates, median household incomes, housing starts, crime rates, education, electoral participation and other variables that we believe closely correlate to property values. The proprietary models predict probabilistic future cash flows for each loan we seek to acquire. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. The database for these proprietary models contains foreclosure timelines on an individual county basis and, in some instances, also on an individual judge basis. We believe that these proprietary models permit us to acquire loans at prices we and the Manager believe represent a discount to UPB and current property values in non-auction purchases.
We generally securitize our mortgage loans and retain subordinated securities from our securitizations. We also hold “real estate-owned” properties (“REO”) acquired upon the foreclosure or other settlement of our owned NPLs, as well as through outright purchases. Our REO consists principally of single-family homes, although we also may own smaller commercial properties. Our resolution methods are tailored to each loan, based on our Servicer’s detailed analytics, and include, among others, loan modification, forbearance agreements, foreclosure, short sale and deed-in-lieu of foreclosure. In the event of foreclosure, our Manager determines, in part based on the information obtained from the Servicer regarding historical experience, whether to seek to sell any REO asset, including offering mortgage financing to the purchaser, or to hold the multi-family and to a lesser extent, single family, REO as rental property. We conduct some of these activities through a taxable REIT subsidiary (“TRS”). As part of our integrated approach, the Servicer focuses on understanding each borrower’s situation and working closely with the borrower to determine the most appropriate resolution for both parties. We believe that purchasing RPLs at significant discounts to UPB and underlying property values, as well as working, through our Servicer, to support continuing or new payments by borrowers, allows us to achieve our targeted returns. However, if actual results differ from our assumptions, particularly if the value of the underlying properties were to decrease significantly, we may not achieve our targeted returns.
We are externally managed by our Manager, an affiliated entity. We own a 19.8% equity interest in our Manager through a TRS. As of February 28, 2017, our Manager and our Servicer owned 254,955 and 274,667 shares of our common stock, respectively. We believe that our Manager’s ownership interest, combined with our paying a percentage of the base management fee to our Manager in shares of our common stock, align our Manager’s interests with our interests and those of our stockholders. See “— The Management Agreement.”
We believe that we benefit from the strategies employed by Aspen Capital, the trade name for the Aspen group of companies, our Manager and our Servicer. The Aspen Capital group was founded in 1995 and focuses primarily on residential and commercial mortgage loans and real properties, as well as distressed corporate securities, and hospitality investments and management. Aspen Capital and our Servicer have successfully competed in the residential loan and property markets based on their ability to evaluate, acquire, manage and service loans on an individual basis rather than on a pooled basis. Using proprietary analytics and data tracking, our Manager and our Servicer have the ability to evaluate large numbers of loans efficiently, determine individual valuations and develop resolution and cash flow paths. Consistent with Aspen Capital’s past residential asset acquisitions and our recent operations, we are able to purchase loans through privately negotiated transactions rather than in the auction market. Since January 1, 2012 through December 31, 2016, over 90% of Aspen Capital’s acquisitions have been through privately negotiated transactions.
Strategy
We are continuing the opportunistic strategy developed by our Manager’s management team at Aspen in a REIT structure that we believe provides us access to capital and allows us to compete for more significant investment opportunities in the evolving mortgage markets. This strategy enables us to generate attractive current yields and risk-adjusted total returns for our stockholders. We intend to continue to distribute substantially all of our REIT taxable income to our stockholders in accordance with applicable REIT qualification requirements. Our strategy consists of:
•
constructing and owning a portfolio of RPLs secured by single-family residences at significant discounts to UPB and underlying property values;

•
expanding our acquisition of RPL SBC loans and direct acquisitions of smaller mixed-use commercial facilities with ground floor retail units and residences above them;

•
concentrating our investments in geographic areas, cities and neighborhoods with certain demographic and economic trends and attributes;

•
working, through our Servicer, to (1) support the continued performance of RPLs; (2) convert a portion of our NPLs to performing status; (3) determine the optimal loss mitigation strategy on an asset-by-asset basis; and (4) manage the process and timelines for converting NPLs to sale or rental REO;

•
when economically efficient, securitizing our performing and re-performing whole loan portfolios to create long-term, fixed rate, non-recourse financing, while retaining one or more tranches of any subordinated securities we may create; and

•
opportunistically mitigating our interest rate and prepayment risk, including potentially, through the use of a variety of hedging instruments.

We believe that purchasing RPLs at significant discounts to UPB and underlying property values, as well as working, through Gregory, to support continuing or new payments by borrowers, allows us to achieve our targeted returns. However, if actual results differ from our assumptions, particularly if the value of the underlying properties were to decrease significantly, we may not achieve our targeted returns.

We price each loan portfolio on a loan-by-loan basis and focus on acquiring loans with the underlying property located in or in close proximity to urban centers where we believe that HPA will outpace the national market. We use proprietary models to predict probabilistic future cash flows for each loan and generate cash flow projections. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Some of the variables used are the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents. For loan pool acquisitions, we target an 8 – 18% return, without taking into account or giving effect to any borrowings, which we refer to as an unlevered return. We analyze each RPL for re-default probability, loan-to-value ratio, interest rate and structure of the loan and the likely resolution method in the event the loan stops performing. Each RPL is analyzed through both a performing and non-performing path.
While we expect to purchase loans nationwide, we target urban centers (including densely populated suburbs) because we believe that an increasing number of families and young professionals prefer to live in areas that are in close proximity to employment centers, public transportation and retail and other amenities that are typically more common in such areas, which provides greater potential for HPA. By focusing on urban centers and targeted densely populated suburbs we are able to more efficiently manage our portfolio and scale our high-touch loan servicing platform. Our Manager has compiled data that suggests that HPA can vary significantly from neighborhood to neighborhood even within the same city. Our Manager’s proprietary analytics include inputs for economic and demographic data that includes unemployment rates, housing starts, crime rates, education, electoral participation and other variables that we believe closely correlate to property values. These analytics help us determine cities, neighborhoods and properties that we believe will experience HPA.
We seek to build clusters of loans backed by collateral in certain markets. These markets include, but are not limited to, Phoenix, Arizona; Los Angeles and San Diego, California; Miami, Ft. Lauderdale, West Palm Beach, Orlando and Tampa, Florida; Atlanta, Georgia; New York and New Jersey metropolitan area; Dallas, Texas; and Maryland and Virginia near Washington, DC. In addition to its experienced servicing staff, Gregory has contracted with local experts in areas where it services a significant number of loans that provide local area market intelligence, monitor properties and can manage rehabilitation projects for REO or repairs for rental properties. We believe having affiliated local experts and a centralized management team provides us a competitive advantage and leads to more informed decision-making and better execution.
The following provides further detail as to our RPL and SBC loan acquisition strategy.
•
We believe that buying RPLs is more efficient and lower risk than acquiring REO. We purchase RPLs at a significant discount from UPB and underlying property value, but the borrower pays interest on the full UPB, leading to a higher current yield. The borrower is also responsible for property taxes, insurance and maintenance, which are all costs that the owner of the REO would otherwise have to pay. In addition, to the extent that the UPB exceeds the home’s or commercial property’s value, the lender will benefit from all price appreciation until such time as the price exceeds the UPB plus any arrearages and expenses. While the return to the mortgage loan owner is thus capped, there is also risk mitigation if the REO value decreases, until the value is less than the price the lender paid for the loan.

•
The histories of distressed mortgage loans often provide more insight into the likelihood of default than acquiring newly originated mortgage loans, which should allow our Manager to model default risk and price acquisitions more accurately.

•
If an RPL becomes an NPL, we, through the Servicer, have a number of ways to mitigate our loss. These loss mitigation techniques include working with the borrower to achieve performance, including through modification of the mortgage loan terms as well as short sale, assisted deed-in-lieu of foreclosure, assisted deed-for-lease, foreclosure and other loss mitigation activities. With each REO acquired, we assess the best potential return, typically either through rental, sale with carryback financing, which we believe will increase the potential pool of purchasers, or sale without our financing the purchase.

•
We believe that we are able to purchase mortgage loans at lower prices than REO properties because sellers of such loans are able to avoid paying the costs typically associated with sales of real estate, whether single-family residences or smaller commercial properties, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this motivates the sellers to accept a lower price for the RPLs and SBC loans than they would if selling REO directly.

•
We focus on smaller pools of mortgage loan assets that we analyze on a loan-by-loan basis. We are able to aggregate these smaller pools, often at a greater discount than would be available for larger pools. We believe the relatively lower level of competition for RPLs, particularly in smaller pools, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to acquire REO.

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
Our Portfolio
The following graphic outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of year end 2016, 2015 and 2014:
Our portfolio at year-end:	December 31, 2016	December 31, 2015	December 31, 2014
RPL Residential Mortgage Loans	$804.5 million	$473.2 million	$152.0 million
Re-Performing SBC Loans	$10.2 million	$6.0 million	$0.6 million
NPLs	$55.9 million	$75.7 million	$58.6 million
REO	$25.2 million	$10.4 million	$1.6 million
Total Real Estate Assets	$895.8 million	$565.3 million	$212.8 million
We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.
Our Servicer is the holder of record for one loan each in Georgia and Illinois because neither we nor our Operating Partnership holds the necessary licenses to hold those assets directly in such states. Our Servicer sells a 95% participation interest in the assets to our subsidiaries in exchange for 95% of the purchase price for the assets to be purchased by our Servicer, which pays for the balance of such assets.
Investment Process
We value every portfolio on a loan-by-loan and property-by-property basis. Purchase prices generally are at a significant discount to UPB and current property value, based in part on at least two unaffiliated broker price opinions (“BPOs”) for every property. Employees and agents of our Manager frequently visit the exteriors of properties prior to completion of due diligence and the information from such visits is incorporated into final loan pricing negotiations with the seller.

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
The most important factors in analyzing RPLs are the level and duration of continued re-performance, the potential for HPA, prevailing interest rates and the potential for economic growth and the availability of financing for the borrower. The analysis of all mortgage loan and REO acquisitions is also affected by the supply of existing housing and rate of housing starts as higher construction costs, particularly if replacement cost is greater than market price, can slow the rate of starts and new housing inventory and lead to rising rental rates relative to mortgage payments. We evaluate geographic location priorities based on many different factors and data including, but not limited to, employment rates and the local mismatch between employment rates and housing supply, demographic shifts, cost of new construction, social services, education, crime and voting participation rates.
The following graphic outlines the process the Manager generally uses for assessing RPL and NPL portfolio purchase opportunities:

100% review of property valuations through BPO review, statistical analysis and/or property visits
Re-Performing Loans
Non-Performing Loans
Analyze loan, borrower and document characteristics to determine re default, re modification and performance probabilities
Analyze loan and borrower characteristics for short sale re modification probability
Analyze effectiveness of loss mitigation process
Determine expected cash flows for continued payment probability and yield to average life
Determine cash flows from re default path through NPL analysis
Estimate risk based on expected re-performing yield to average life
Estimate risk based short sale net proceeds
Estimate future foreclosure timelines using proprietary model
Combined risk based pricing
Estimate expected gross and net rental yield
Estimate expected yield to average life on carry-back financing sale

Due Diligence

- Review title to validate lien position
- Identify any other existing liens including tax liens, municipal liens, HOA dues, etc.
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
Any purchase of RPLs, SBC loans or of properties are analyzed by the capital markets group. Our Manager may, without a vote of our stockholders, consider any investment consistent with our investment policy. We may also acquire single-family homes, smaller multi-family residential properties, smaller mixed use retail/residential/office properties either upon foreclosure or other settlement of our owned NPLs or in the market and opportunistically either sell such REO, including offering mortgage loans to the purchasers, or rent the REO for the short or long term.
Our Manager is authorized to finance our investment positions through repurchase agreements, secured debt and other financing arrangements provided such agreements are negotiated with counterparties approved by the investment committee. Our Manager believes it is critical to structure any financing facilities to significantly limit the risk to our business from falling collateral values and margin calls. We fund many of our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. We may also hedge our interest rate exposure on our financing activities through the use of interest rate swaps, forwards, futures and options, subject to prior approval from the investment committee.
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
Policies with Respect to Certain Transactions
Other than (i) transactions in which Gregory is the holder of record because we or our subsidiaries may not hold the necessary license to hold those assets directly, but where we are the beneficial owner of at least 95% of the participation rights in those assets, or (ii) as approved by a majority of the independent members of our Board of Directors, we will not purchase portfolio assets from, or sell them to, our directors or officers or to our Manager, Aspen or any of their affiliates, or engage in any transaction in which they have a direct or indirect pecuniary interest, including in connection with the securitization of any of our mortgage loan assets (other than our agreements with our Manager, the Servicer and Aspen described in more detail herein).
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
In addition, we expect to borrow money to finance or refinance the acquisition of RPLs, SBC loans and REO and for general corporate purposes and we may borrow to finance the payment of dividends. Our investment policy, the assets in our portfolio, the decision to use leverage and the appropriate level of leverage will be based on our Manager’s assessment of a variety of factors, including our historical and projected financial condition, liquidity and results of operations, financing covenants, the cash flow generation capability of assets, the availability of credit on favorable terms, our outlook for borrowing costs relative to the unlevered yields on our assets, our intention to qualify and maintain our qualification as a REIT and exemption from the Investment Company Act, applicable law and other factors, as our Board of Directors may deem relevant from time to time. Our decision to use leverage is at our Manager’s discretion and is not subject to the approval of our stockholders. We are not restricted by our governing documents in the amount of leverage that we may use.
As of the date of this annual report, we do not intend to invest in the securities of other REITs, other entities engaged in real estate activities or securities of other issuers for the purpose of exercising control over such entities. We do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we would intend to divest such securities before any such registration would be required. We do not intend to underwrite securities of other issuers. We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. Our repurchase agreements will generally not exceed 70% of our purchase price or 70% of property value, whichever is less. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of our securitizations, our repurchase financing facility and any other outstanding indebtedness.
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
Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. Our charter, bylaws and investment policies require no minimum or maximum leverage and our investment and risk management committees have the discretion, subject to the oversight of our full Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio either in the aggregate or by asset class, although we currently expect that our debt-to-equity ratio will be within a range of 1:1 to 2.6:1. As of December 31, 2016, we had a debt-to-equity ratio of 2.37:1.
We currently do not hedge the risk associated with the mortgage loans and real estate underlying our portfolios. However, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt, subject to our maintaining compliance with the terms of the no-action letter so that we are not treated as a commodity pool operator for purposes of the Dodd-Frank Act. See “— Operating and Regulatory Structure — Commodity Pool Operator Exemption.”
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
The Management Agreement
We are a party to the Management Agreement with the Manager, which expires on July 8, 2029. Under the Management Agreement, the Manager implements our business strategy and manages our business and investment activities and day-to-day operations, subject to oversight by our Board of Directors. Among other services, the Manager, directly or through Aspen affiliates, provides us with a management team and necessary administrative and support personnel. Additionally, we pay directly for services related to internal audit, a function which reports to the Audit Committee of the Board of Directors. We do not currently have any employees paid directly by us and do not expect to have any other employees that are paid directly by us in the foreseeable future. Each of our executive officers is an employee or officer, or both, of the Manager or the Servicer.
Under the Management Agreement, we pay both a base management fee and an incentive fee to the Manager.
The base management fee equals 1.5% of our stockholders’ equity per annum and is calculated and payable quarterly in arrears. For purposes of calculating the management fee, our stockholders’ equity means: the sum of  (i) the net proceeds from any issuances of common stock or other equity securities we or the Operating Partnership have issued (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) our and our Operating Partnership’s (without double counting) retained earnings calculated in accordance with accounting principles generally accepted in the United States, U.S. GAAP, at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that we or our Operating Partnership pays to repurchase shares of common stock or OP Units since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in our consolidated financial statements prepared in accordance with U.S. GAAP, and (C) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our consolidated financial statements.
The initial $1.0 million of the quarterly base management fee will be payable 75% in cash and 25% in shares of our common stock. Any amount of the base management fee in excess of  $1.0 million will be payable in shares of our common stock until payment is 50% in cash and 50% in shares (the “50/50 split”). Any remaining amount of the quarterly base management fee after the 50/50 split threshold is reached will be payable in equal amounts of cash and shares. The quantity of common stock will be determined using the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. The Manager has agreed to hold any shares of common stock it receives as payment of the base management fee for at least three years from the date such shares of common stock are received.
The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, of 20% of the amount by which total dividends on our common stock and distributions on OP units exceeds 8% of book value. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless our cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee will be payable in shares of our common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of our common stock and 80% of the remaining incentive fee is payable in cash. To date, no incentive fees have been paid to the Manager.
We also reimburse the Manager for all third-party, out-of-pocket costs it incurs for managing our business, including third-party diligence and valuation consultants, legal expenses, auditors and other financial services. Additionally, we may reimburse the Manager for salaries and expenses of employees of the Manager. The reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis.
We will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of  (i) a termination by us without cause, (ii) our decision not to renew the Management Agreement upon the determination of at least two thirds of our independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of us becoming regulated as an “investment company” under the Investment Company Act, (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by our Board of Directors), or (iv) a termination by the Manager if we default in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to twice the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.
The Servicer
Gregory was formed by the members of our Manager’s management team to service “high-touch” assets, which are loans that require substantial and active interaction with the borrower for modification or other resolution. These loans are to less creditworthy borrowers or for properties the value of which has decreased and are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Gregory, or its wholly owned subsidiary, is licensed to service loans in all states in which it does business and has unsupervised Title II Mortgagee authorization from the Federal Housing Administration (“FHA”). Gregory, or its wholly owned subsidiary, is also a licensed mortgage lender in 23 states, and currently has mortgage loan origination staff who are licensed in 11 of those states.
The Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreement, including recent Consumer Financial Protection Bureau (“CFPB”), mortgage servicing regulations promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These laws and regulations cover a wide range of topics. The laws and regulations are complex and vary greatly among the states and localities. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. From time to time, the Servicer may become party to certain regulatory inquiries or proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely the Servicer’s reputation.
Servicing fees are 0.65% annually of UPB for RPLs and 1.25% annually of UPB for NPLs, and are paid monthly. The status of a loan is determined at acquisition and is not updated for subsequent performance or non-performance. The total fees we incur for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. Servicing fees for our real property assets are the greater of  (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO we otherwise purchase.
We also reimburse the Servicer for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to REO properties. The total fees we incur for these services will be dependent upon the property value, previous UPB of the relevant loan, and the number of REO properties.
If the Servicing Agreement has been terminated other than for cause and/or the Servicer terminates the Servicing Agreement, we will be required to pay a termination fee equal to the aggregate servicing fees payable under the Servicing Agreement for the immediate preceding 12-month period.
Gregory services our mortgage loans, mortgage-backed securities (“MBS”), REO and other real estate assets. Gregory is licensed to service loans or is exempt from licensing in all states in which it does business. Gregory is also an approved servicer for the FHA and the Veterans Administration (“VA”). As of the date of this annual report, Gregory and its subsidiary is licensed in every state in which licensing is required for such activities.
The Servicer employs various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, the Servicer focuses on (1) supporting the continuing performance of our RPLs; (2) converting a portion of our RPLs and NPLs to performing status; and (3) managing the foreclosure process and timelines with respect to the remainder of those loans.
Our preferred resolution methodology is typically to cause the RPLs and NPLs to perform. Following a period of continued performance, we expect many borrowers will refinance these loans with us or other lenders at or near the estimated value of the underlying property, potentially generating attractive returns for us. We believe loan re-performance followed by refinancing generates near-term cash flows, provides the highest possible stable economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these new RPLs. However, based on historical experience, we expect that many of our non-performing residential mortgage loans will enter into foreclosure, ultimately becoming REO that we can, based on our analysis of risk-adjusted returns, sell, or convert into rental properties. If a REO property does not meet our investment criteria, we expect the Servicer to engage in REO liquidation and short sale processes to dispose of the property and generate cash for reinvestment in other acquisitions. We believe that our multifaceted resolution approach generally creates optimal stable returns, as all loans and REO may not be amenable to a single resolution strategy. To avoid the 100% prohibited transaction tax on the sale of dealer property by a

REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS, prior to marketing the asset for sale. For more information regarding our resolution methodologies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Operating Results — Resolution Methodologies.”
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
When we determine to sell a particular REO asset through our Servicer, we have the capability in certain states to underwrite and offer mortgage financing to the purchaser. We rely on Gregory’s in-depth knowledge of the properties when we facilitate financing in connection with a sale of a property through an unaffiliated lender. Unlike more traditional lenders, which base their underwriting primarily on the Fair Isaac Corporation (FICO®) credit risk score, Gregory focuses on the borrower’s cash flow and residual income after satisfaction of monthly requirements, including the expenses for any dependents, employment stability and the ability to make a cash down payment. We may choose to purchase the loan. We believe that our ability to offer financing tailored to the particular borrower provides another tool to maximize our return by converting REO to long-term significant net yield generating assets. Gregory receives no additional compensation from us for originating REO sale financing or other loans that we acquire.
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
Operating and Regulatory Structure
Tax Requirements
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Provided that we continue to qualify and maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to continue to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and non-U.S. taxes on our income. For example, for any business that we conduct through a TRS, the income generated by that subsidiary will be subject to U.S. federal, state and local income tax. GAJX Real Estate LLC is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell certain REO purchased by us. GA-TRS LLC (“Thetis TRS”) is a wholly owned subsidiary of our Operating Partnership that owns our 19.8% equity interest in our Manager. We have elected to treat both GAJX Real Estate LLC and Thetis TRS as taxable REIT subsidiaries under the Code. On February 22, 2016, we received a private letter ruling from the Internal Revenue Service in connection with our income earned through the Manager. Currently, our interest in the Manager is held through a taxable REIT subsidiary and is subject to federal and state income taxes. The ruling affirmed that we can generally own the Manager indirectly through our Operating Partnership without the associated income impacting our applicable REIT testing requirements. Consistent with the ruling, we are currently exploring options for transferring our interest in the Manager to our Operating Partnership.
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
The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries. We also treat the securitization trusts as majority-owned subsidiaries of Great Ajax Funding even though none of the securities issued by such trusts that are held by Great Ajax Funding meets the definition of voting securities under the Investment Company Act. We reached our conclusion in reliance on an opinion of counsel that the Trust Certificates issued by each securitization trust are the functional equivalent of voting securities and that, in any event, each securitization trust should be considered to be a majority-owned subsidiary of Great Ajax Funding. We have not asked the staff of the Securities and Exchange Commission (the “SEC”) for concurrence of our analysis, our treatment of such securities as voting securities, or whether the securitization trusts, or any other of our subsidiaries, may be treated in the manner in which we intend, and it is possible that the SEC staff could disagree with any of our determinations. If the SEC staff were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets. Any such adjustment in our strategy could have a material adverse effect on us.
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
Commodity Pool Operator Exemption
Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator,” or CPO. We have relied on no-action relief from registration from the Commodity Futures Trading Commission (“CFTC”) and filed our claim with the CFTC to perfect the use of the no-action relief from registration. In order to be exempt from registration as a CPO under the no-action relief, we must, among other non-operation requirements: (1) limit our initial margin and premiums required to establish our swap or futures positions to no more than 5% of the fair market value of our total assets; and (2) limit our net income derived annually from our swaps and futures positions that are not “qualifying hedging transactions” to less than 5% of our gross income. The need to operate within these parameters could limit the use of swaps by us below the level that we would otherwise consider optimal or may lead to the registration of our company or our directors as CPOs. See “Item 1A. Risk Factors — Risks Related to Regulatory and Legislative Actions — We may be unable to operate within the parameters that allow us to be excluded from regulation as a commodity pool operator, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.”
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
Employees
We do not currently have any employees that are paid directly by us, and do not expect to have any employees paid directly by us in the foreseeable future. Each of our executive officers is an employee or officer or both, of our Manager or of the Servicer, and they are paid by our Manager or the Servicer, as applicable. Our Manager and the Servicer share employees with other affiliates of Aspen as necessary to implement our business strategy.
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
We were incorporated on January 30, 2014 and commenced operations on July 8, 2014. Prior to July 8, 2014, neither we nor our Manager had any operating history, and our Manager had not previously operated or managed a REIT. We cannot assure you that we will be able to continue to operate our business successfully or implement our operating policies and strategies. There can be no assurance that we will be able to continue to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders or any distributions at all. The results of our operations depend on factors over which we have no control, including the availability of acquisition opportunities, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the mortgage loan and financial markets and general economic conditions.
A significant portion of our mortgage loans may become NPLs, which could increase our risk of loss.
We may acquire mortgage loans where the borrower has failed to make timely payments of principal and/or interest currently or in the past. As part of the mortgage loan portfolios we purchase, we also may acquire performing loans that subsequently become non-performing. Under current market conditions, many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Although we expect to purchase loans at significant discounts to UPB and underlying property value, if actual results are different from our assumptions in determining the prices for such loans, particularly if the market value of the underlying property decreases significantly, we may incur significant losses. There are no limits on the percentage of NPLs we may hold. Any loss we incur may be significant and could materially and adversely affect us.
Residential mortgage loan modification and refinance programs, future legislative action, and other actions and changes in the general economy may materially and adversely affect the supply of, value of, and the returns on, RPLs and NPLs.
Our business model depends on the acquisition of a steady supply of RPLs, our ability to support continued performance by borrowers under RPLs, the success of our loan modification and other resolution efforts and to a certain extent, the conversion of a portion of those loans to REO that we can then sell or rent. The number of RPLs available for purchase may be reduced by uncertainty in the lending industry and the governmental sector and/or as a result of general economic improvement. Lenders may choose to delay foreclosure proceedings, renegotiate interest rates or refinance loans for borrowers who face foreclosure.
In addition, in recent years, the U.S. federal government has instituted a number of programs aimed at assisting at-risk homeowners, or reducing the number of properties going into foreclosure or going into non-performing status. For example, the U.S. Government, through the Department of the Treasury, U.S. Department of Housing and Urban Development (“HUD”), and the Federal Housing Finance Agency (“FHFA”), has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding foreclosure on residential mortgage loans, and the Home Affordable Refinance Program (“HARP”), which allows Fannie Mae and Freddie Mac borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages. HAMP, HARP and other loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans or to extend the payment terms of the loans. These loan modification programs, any other programs that may replace these programs as they expire, future legislative or regulatory actions, including possible amendments to the bankruptcy laws that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, our portfolio of RPLs and NPLs.
Other governmental actions may affect our business by hindering the pace of foreclosures. In recent periods, there has been a backlog of foreclosures in certain jurisdictions, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice (“DOJ”), HUD, State Attorneys General, the office of the Comptroller of the Currency, and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Legal claims brought or threatened by the DOJ, HUD, CFPB and State Attorneys General against residential mortgage servicers have produced large settlements. A portion of the funds from these settlements are directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near-term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties and assets that meet our investment criteria.
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
The supply of RPLs and SBC loans may decline over time as a result of higher credit standards for new loans and/or general economic improvement, and the prices for RPLs and SBC loans may increase, which could materially and adversely affect us.
As a result of the continuing effects of the economic crisis in 2008, there has been an increased supply of RPLs available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second-lien residential mortgage loans has dramatically declined as lenders have increased their standards of creditworthiness in originating new loans and fewer homeowners may go into non-performing status on their residential mortgage loans. In addition, the prices at which RPLs and SBC loans can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a smaller supply of RPLs and SBC loans in the marketplace. For these reasons, along with the continuing slow rate of general improvement in the economy, the supply of RPLs and SBC loans that we may acquire may decline over time, which could materially and adversely affect us.
The SBC loans we expect to acquire will be subject to the ability of the commercial property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.
The ability of a commercial mortgage borrower to repay a SBC loan secured by an income-producing property, such as a multi-family residential and commercial mixed use retail/residential property, typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the SBC loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances. In the event of the bankruptcy of a commercial mortgage loan borrower, the SBC loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the SBC loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a SBC loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed SBC loan.
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
The Dodd-Frank Act authorized the CFPB to issue regulations, including the Ability-to-Pay Rule (the “ATR Rule”) governing a loan originator’s determination that, at the time a loan is originated, the consumer has a reasonable ability to repay the loan (“ATR”). The CFPB promulgated the ATR Rule, which implements detailed requirements on how lenders must establish a borrower’s ability to repay a covered mortgage loan. The ATR Rule became effective for residential mortgage loan applications received on or after January 10, 2014. A subset of mortgages within the ATR Rule are known as “qualified mortgages,” (“QMs”). The Dodd-Frank Act provides a statutory presumption that a borrower will have the ability to repay a loan if the loan has the characteristics that meet the definition of QM, potentially mitigating the risk of liability of the creditor and assignee of the creditor for special ATR remedies under the U.S. federal Truth in Lending Act (“TILA”). Mortgage lenders may be reluctant to make loans that do not qualify as QMs because they will not be entitled to such protection against civil liability under the Dodd-Frank Act. As a result, the ATR Rule may restrict the availability of mortgage loans in the market, including refinancing loans.
Changes in the underwriting standards by Freddie Mac, Fannie Mae or FHA could make it more difficult to refinance our purchased mortgage loans.
In 2010, Freddie Mac and Fannie Mae announced tighter underwriting guidelines, particularly for adjustable rate mortgages, (“ARMS”), and hybrid interest-only ARMs (“Hybrid ARMs”). Specifically, Freddie Mac announced that it would no longer purchase interest-only mortgages and Fannie Mae changed its eligibility criteria for purchasing and securitizing ARMs to protect consumers from potentially dramatic payment increases. Stricter underwriting standards by Freddie Mac, Fannie Mae or the FHA could affect our ability to refinance mortgage loans and the terms on which mortgage loans may be refinanced, which may adversely affect our business and results of operations.
The whole residential mortgage loans and other residential mortgage assets in which we invest are subject to risk of default, among other risks.
The mortgage loans and other mortgage-related assets that we acquire from time to time may be subject to defaults (including re-default for RPLs), foreclosure timeline extension, fraud, residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, which could result in losses to us. Residential mortgage loans are secured by single-family residential property and, are subject to risks of delinquency and foreclosure and risks of loss. The payment of the principal and interest on the mortgage loans we acquire would not typically be guaranteed by any sponsored enterprise (“GSE”), such as Fannie Mae and Freddie Mac, or securitized through Ginnie Mae or any other governmental agency. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that can benefit senior tranches of MBS. A whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly affect the value of such mortgage. The ability of a borrower to repay a loan secured by a residential property typically depends upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of nature, terrorism, social unrest and civil disturbances, may impair a borrower’s ability to repay a mortgage loan. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on a foreclosed mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
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
Our SBC loans in respect of smaller multi-family residential properties or smaller mixed use retail/residential properties may be subject to defaults, foreclosure timeline extension, fraud and commercial price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal.
Our SBC loans secured by multi-family or commercial property may be subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically depends primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
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

If we fail to develop, enhance and implement strategies to adapt to changing conditions in the commercial real estate industry and capital markets, our financial condition and results of operations may be materially and adversely affected by our acquisition of SBC loans.
The manner in which we compete and the types of SBC loans we are able to acquire will be affected by changing conditions resulting from sudden changes in the commercial real estate industry, regulatory environment, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be adversely affected. In addition, we can provide no assurances that we will be successful in executing our business strategy in successfully acquiring SBC loans.
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

In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. Recent conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, a general tightening of credit and substantial regulatory uncertainty. Although we have been able to complete eight securitizations, if these conditions worsen in the future, they could increase our cost of funding, and could reduce or even eliminate our access to the securitization market. As a result, these conditions could preclude us from securitizing assets acquired for such purpose.
Our ability to sell mortgage loans into securitizations could also be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to sell assets into securitizations. Provisions of the Dodd-Frank Act have required significant revisions to the legal and regulatory framework that apply to the asset-backed securities markets and securitizations. For example, Section 15G of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as modified by the Dodd-Frank Act, generally requires the issuer of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities. While Section 15G includes an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages” (as defined in the accompanying regulations), RPLs of the type that we intend to purchase and securitize generally will not qualify for this exemption. We therefore are required to retain five percent or more of the credit risk associated with the assets we securitize.
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
We may purchase loans that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the loan. In accordance with U.S. GAAP, we amortize this premium over the expected term of the security or loan based on our prepayment assumptions or its contractual terms, depending on the type of loan or security purchased. If a loan is prepaid in whole or in part at a faster than its expected rate or contractual term (as applicable), we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.
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
Slower prepayments may result in lower yields, current period income and cash collections as payments of interest and principal may be collected over a longer time period. While total cash collection may be higher than anticipated over the life of the loan, current period operating results could be adversely impacted.
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
The allocation of capital among our mortgage loans may vary, which may adversely affect our financial performance.
In executing our business plan, we regularly consider the allocation of capital between residential mortgage loans, SBC loans and REO. The allocation of capital may vary due to market conditions, the expected relative return on equity of each, the judgment of our Manager, the demand in the marketplace for certain mortgage loans and REO and the availability of specific investment opportunities. We also consider the availability and cost of our likely sources of capital. If we fail to appropriately allocate capital and resources across mortgage loans or fail to optimize our acquisition and capital raising opportunities, our financial performance may be adversely affected.
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
An increase in interest rates may cause a decrease in the ability of our borrowers to refinance their existing mortgages, and may cause additional economic distress for borrowers with mortgages subject to changes in interest rates, causing our cash collections to decrease, and our anticipated resolution timelines to increase.
Rising interest rates may reduce the desirability of refinancing existing mortgages by increasing a borrower’s monthly payments. Rising interest rates may also cause economic distress to borrowers with mortgage terms that subject them to market-based increases in interest rates. Consequently borrowers who might otherwise have refinanced their mortgages may not be able to do so on favorable terms. And borrowers with interest-rate sensitive mortgages may experience payment increases that preclude their ability to makes such payments in a timely manner, if at all. As a result, the duration of our resolution timelines may be extended, with an associated negative impact in our cash collections.
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
The Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreement, including recent CFPB mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act. These laws and regulations cover a wide range of topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information (privacy). The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in direct conflict with each other or with U.S. federal law. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. Material changes in these rules and regulations could increase our expenses under the Servicing Agreement. From time to time, the Servicer may be party to certain regulatory inquiries and proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely its reputation. The Servicer’s failure to comply with applicable laws and regulations could adversely affect our expenses and results of operations. If we were to determine to change servicers, there is no assurance that we could find servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms. The Servicer’s failure to comply with these laws and regulations could also indirectly result in damage to our reputation in the industry and adversely effect our ability to affect our business plan.
The failure of the Servicer to service our assets effectively would materially and adversely affect us.
We rely on the Servicer to service and manage our assets, including managing collections on our whole mortgage loans and the mortgage loans underlying our retained MBS. If the Servicer is not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If the Servicer takes longer than we expect to liquidate non-performing assets, our losses may be higher than originally anticipated. We also rely on the Servicer to provide all of our property management, lease management and renovation management services associated with the real properties we acquire upon conversion of residential mortgage loans that we own or that we acquire directly. The failure of the Servicer to effectively service our mortgage loans assets, including the mortgage loans underlying any MBS we may own, REO and other real estate-related assets could negatively impact the value of our investments and our performance.
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
Our decision whether to rent or sell any REO we acquire upon conversion of NPLs or acquire directly will depend on conditions in the relevant geographic markets, and if our assumptions about rental rates and occupancy levels in our markets are not accurate, our operating results and cash available for distribution could be adversely affected.
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
We may be required to make determinations of a borrower’s creditworthiness based on incomplete information or information that we cannot verify, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or reputation.
The commercial real estate lending business depends on the creditworthiness of borrowers, which we must judge. In making such judgment, we may depend on information obtained from non-public sources and the borrowers in making acquisition decisions and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide-range of information including, without limitation, information relating to the form of entity of the prospective borrower, which may indicate whether the borrower can limit the impact that its other activities have on its ability to pay obligations related to the SBC loan.
We may change our investment strategy, investment guidelines and asset allocation without notice or stockholder consent which may result in riskier investments. In addition, our charter provides that our Board of Directors may authorize us to revoke or otherwise terminate our REIT election without the approval of our stockholders.
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
In addition, our charter provides that our Board of Directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could adversely affect our financial condition, results of operations, the market value of our common stock, and our ability to make distributions to our stockholders.
Our inability to compete effectively in a highly competitive market could adversely affect our ability to implement our business strategy, which could materially and adversely affect us.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We face significant competition when acquiring RPLs and SBC loans and our other targeted assets. Our competitors include other mortgage REITs, financial companies, public and private funds, hedge funds, commercial and investment banks and residential and commercial finance companies. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. We also may have different operating constraints from those of our competitors including, among others, tax-driven constraints such as those arising from our intention to qualify and maintain our qualification as a REIT and restraints imposed on us by our attempt to comply with certain exclusions from the definition of an “investment company” or other exemptions under the Investment Company Act. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, may reduce the number of attractive RPL and SBC loan investment opportunities available to us or increase the bargaining power of asset owners seeking to sell, which would increase the prices for these assets. If such events occur, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.
Our ability to make distributions to our stockholders depends on our operating results, our financial condition and other factors, and we may not be able to make regular cash distributions at a fixed rate or at all under certain circumstances.
We make distributions to our stockholders in amounts such that we distribute substantially all of our taxable income in each year (subject to certain adjustments). This distribution policy enables us to avoid being subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. However, our ability to make distributions depends on our results of operations, which may experience uneven cash flow because we hold RPLs and NPLs, our earnings, applicable law, our financial condition and such other factors as our Board of Directors may deem relevant from time to time. We will declare and make distributions to our stockholders only to the extent approved by our Board of Directors.
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
We use leverage to finance our investment operations and to enhance our financial returns and potentially to pay dividends. Sources of leverage may include bank credit facilities, warehouse lines of credit, structured financing arrangements (including securitizations) and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. We may use repurchase agreements to acquire certain assets, including our internally developed MBS, until we can securitize the assets. Because repurchase agreements are short-term borrowing, typically with 30- to 90-day terms although some may have terms up to 364 days, they are more subject to volatility in interest rates and lenders willingness to extend such borrowings. We currently do not expect a majority of our borrowings to be repurchase agreements or other short-term borrowings. Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. We intend to use leverage for the primary purpose of financing acquisitions for our portfolio and not for the purpose of speculating on changes in interest rates. We do not have a targeted debt-to-equity ratio generally or for specific asset classes, although we currently expect that our debt-to-equity ratio will be within a range of 1:1 to 2.6:1. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of our financing activity. Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and, as necessary, to renew or replace borrowings as they mature.
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
Additionally, our secured debt is structured with multiple interest rate step-ups generally beginning after an initial three-year borrowing term. While we fully intend to refinance these borrowings at lower interest rates before the step-up date is reached, we cannot guarantee that we will be able to refinance these borrowings on favorable terms, or at all, potentially exposing us to higher amounts of interest expense.
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
In particular, the Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the Truth in Lending Act (“TILA”), and the Real Estate Settlement Procedures Act (“RESPA”), aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements.
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
Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently do not hold any such licenses, and there is no assurance that we will be able to obtain them or, if obtained, that we will be able to maintain them. In connection with these licenses we would be required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to obtain or maintain such licenses or our inability to enter into another regulatory-compliant structure, such as establishing a trust with a federally chartered bank as trustee to purchase and hold the residential mortgage loans, could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. In lieu of obtaining such licenses, we may contribute our acquired RPLs to one or more wholly owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements, or the seller of such loans may continue to hold the loans on our behalf until we obtain the applicable state license. If required, we will form one or more subsidiaries that will apply for necessary state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit our ability to invest in residential mortgage loans. Our failure to obtain and maintain required licenses may expose us to penalties or other claims and may affect our ability to acquire an adequate and desirable supply of mortgage loans to conduct our securitization program and, as a result, could harm our business.
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
We own a 19.8% equity interest in our Manager through Thetis TRS. As of February 28, 2017, our two largest stockholders, Flexpoint Great Ajax Holdings LLC (“Flexpoint REIT Investor”) an affiliate of an investment fund managed by Flexpoint Ford LLC, and investors consisting of an investment fund for which

Wellington Management Company LLP is the investment advisor and one or more other investment advisory clients of Wellington Management Company LLP (collectively, the “Wellington Investors”) own 10.2% and 21.5%, respectively, of our outstanding common stock (assuming redemption of outstanding limited partnership units of our Operating Partnership (“OP Units”), on a 1-for-1 basis into shares of our common stock after one year of ownership). In addition, Flexpoint REIT Investor and one of the Wellington Investors each own 26.73% of our Manager, and 9.8% of Great Ajax FS LLC (“GA-FS”), the parent of the Servicer. Mr. Mendelsohn controls 50% of the manager of Aspen, which is the direct parent of our Manager and GA-FS, and has certain economic and/or management rights with respect to 7.8% of the interests in Aspen. Furthermore, each of our executive officers is an executive officer of our Manager or the Servicer and has interests in our relationship with them that may be different from the interests of our stockholders. In particular, these individuals, other than the chief financial officer, have a direct interest in the financial success of our Manager or the Servicer, which may encourage these individuals to support strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and our Manager, Gregory, Aspen or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence — Agreements with Anchor Investors.”
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
Our success depends upon our relationships with and the performance of our Manager and its key personnel. Key personnel may leave its employment or may become distracted by financial or operational issues in connection with their business and activities unrelated to us and over which we have no control or may fail to perform for any reason. Our Manager may engage in any other business or render similar or different services to others, including, without limitation, the direct or indirect sponsorship or management of other investment-based accounts or commingled pools of capital, so long as its services to us are not impaired thereby; provided that our Manager may not engage in any such business or provide such services to any other entity that invests in the asset classes in which we intend to invest so long as we have on hand an average of  $25 million in capital available for investment over the previous two fiscal quarters or our independent directors determine that we have the ability to raise capital at or above our most recent book value. Aspen Capital has agreed for itself and its subsidiaries to similar restrictions. In the event our Manager provides its services to a competitor, it may be difficult for us to secure a suitable replacement to our Manager on favorable terms, or at all or maintain our engagement of our Manager. In the event that the Management Agreement is terminated for any reason or our Manager is unable to retain its key personnel, it may also be difficult for us to secure a suitable replacement to our Manager on favorable terms, or at all. If we terminate the Management Agreement without cause thereafter or our Manager terminates the Management Agreement due to our default in the performance of any material term of the Management Agreement, we will be required to pay a significant termination fee. In addition, the Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. If the Management Agreement expires or is earlier terminated, we and Gregory have certain rights to terminate the Servicing Agreement and the trademark license agreement will automatically terminate. The occurrence of any of the above-described events could materially and adversely affect us.
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
Under the Servicing Agreement, the Servicer provides us with critically important services, including, among many others, the servicing of our whole mortgage loans, including the mortgage loans underlying our MBS, loan modification services, assisted deed-in-lieu of foreclosure services, assisted deed-for-lease services and other loss mitigation services with respect to our mortgage loans and property management, leasing management and renovation management services with respect to our real property assets and assistance in finding third party financing for such properties. The Servicing Agreement has an initial term of 15 years. Neither we nor the Servicer may terminate the Servicing Agreement without cause during the first 24 months of its term. Following such 24-month period, we may not terminate the Servicing Agreement except for cause or if we terminate the Management Agreement for cause. Following such 24-month period, the Servicer may terminate the Servicing Agreement without cause by providing written notice to us no later than 180 days prior to December 31 of any year, and the Servicing Agreement will terminate effective on the December 31 next following the delivery of such notice. The Servicing Agreement also provides that the Servicer may terminate the agreement within 180 days after receiving notice that the Management Agreement has terminated, without any termination payment by us if the Management Agreement has been terminated for cause. If the Management Agreement has been terminated other than for cause and the Servicer terminates the Servicing Agreement, we will be required to pay a significant termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. Upon any termination of the Servicing Agreement, it may be difficult for us to secure suitable replacements or we may secure alternative servicers with less effective servicing platforms or at greater expense. In addition, the Servicer has no liability to us for its negligence in performing services for us under the Servicing Agreement, unless that negligence rises to the level of gross negligence or willful misconduct. The material terms of the Servicing Agreement are further described in “Item 1. Business — The Servicer.” The Servicing Agreement was not negotiated at arms’-length; accordingly, it may contain terms that are less favorable to us than agreements negotiated with one or more unaffiliated third parties might contain.

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
Pursuant to the terms of the servicing agreement, Gregory is required to pay taxes, insurance and other charges when the borrower does not have sufficient funds in to pay the amounts themselves or when the loan has converted to REO. Gregory generally recovers these amounts from the liquidation proceeds from the underlying loans or REO. In the event Gregory is unable to fund these borrower or REO charges, we might have to advance the funds to protect our interest in the loan or REO. This advancing in advance of receiving liquidation proceeds could place a strain on our operating capital, our Servicer’s operating capital, and our ability to invest in additional assets.
Our Manager has a contractually defined duty to us rather than a fiduciary duty.
Under the Management Agreement, our Manager has a contractual, as opposed to a fiduciary, relationship with us that limits its obligations to us to those specifically set forth in the Management Agreement. The ability of our Manager and its officers and employees to engage in other business activities may reduce the time it spends managing us. In addition, unlike the relationship we have with our directors, there is no statutory standard of conduct under the Maryland General Corporation Law (the “MGCL”) for officers of a Maryland corporation. Officers of a Maryland corporation, including our officers who are employees of our Manager, are subject to general agency principles including the exercise of reasonable care and skill in the performance of their responsibilities as well as the duties of loyalty, good faith and candid disclosure.
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
To assist us in qualifying as a REIT, among other purposes, our charter generally limits the beneficial or constructive ownership of our (a) common stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock and (b) capital stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our capital stock. We have waived these ownership limits, to a certain extent, for Flexpoint REIT Investor, the Wellington Investors and certain other investors. This and other restrictions on ownership and transfer of our shares of stock contained in our charter may discourage a change of control of us and may deter individuals or entities from making tender offers for our common stock on terms that might be financially attractive to you or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell our common stock.
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
Our charter authorizes us to issue additional authorized but unissued common stock and preferred stock without stockholder approval. In addition, our Board of Directors may, without stockholder approval, (i) amend our charter to increase or decrease the aggregate number of our shares of stock or the number of shares of any class or series of stock that we have authority to issue and (ii) classify or reclassify any unissued common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, among other things, our board may establish a class or series of common stock or preferred stock that could delay or prevent a transaction or a change in control of the company that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.
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
Our charter provides that, except pursuant to a Special Election Meeting (as defined in the charter), subject to the rights of holders of one or more classes or series of preferred stock to elect or remove one or more directors, a director may be removed only for “cause” (as defined in our charter), and even then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. At a Special Election Meeting, our Manager, the Servicer, Aspen Yo and our directors and officers shall not vote the shares of common stock they beneficially own in the election or removal of directors. At a Special Election Meeting, a majority of the votes entitled to be cast is required to remove a director. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum, for the full term of the directorship in which the vacancy occurred (other than vacancies among any directors elected by the holder or holders of any class or series of preferred stock, if such right exists). These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in our control that is in the best interests of our stockholders.

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
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. In order for us to continue to qualify as a REIT, no more than 50% of the value of our outstanding shares of capital stock (after taking into account options to acquire shares of stock) may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to help us qualify as a REIT, among other purposes, our charter generally limits the beneficial or constructive ownership of our (a) common stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock or (b) capital stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our capital stock. Our Board of Directors, in its sole and absolute discretion, may grant an exemption to certain of these prohibitions, subject to certain conditions and receipt by our Board of Directors of certain representations, covenants and undertakings. Our Board of Directors waived such limit in connection with the ownership by Flexpoint REIT Investor, the Wellington Investors and certain other investors. Our Board of Directors may also from time to time increase this ownership limit for one or more persons and may decrease such limit for all other persons. Any decrease in the ownership limit generally applicable to all stockholders will not be effective for any person whose percentage ownership of our stock is in excess of such decreased ownership limit until such time as such person’s percentage ownership of our stock equals or falls below such decreased ownership limit, but any further acquisition of our stock in excess of such decreased ownership limit will be in violation of the decreased ownership limit. Our Board of Directors may not increase the decreased ownership limit (whether for one person or all stockholders) if such increase would allow five or fewer individuals (including certain entities) to beneficially own more than 49.9% in value of our outstanding capital stock.
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

The preparation of our consolidated financial statements will involve the use of estimates, judgments and assumptions, and our consolidated financial statements may be materially affected if such estimates, judgments and assumptions prove to be inaccurate.
Consolidated financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the consolidated financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of our assets and the timing and amount of cash flows from our assets. These estimates, judgments and assumptions are inherently uncertain and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our future plan of operations.
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
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent that distributions exceed earnings or cash flow from our investment activities. Because our assets will consist primarily of RPLs that may not receive payments on a regular basis, we may experience uneven cash flow, making it more difficult to maintain the necessary cash to pay distributions. Such distributions would reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results. In addition, funding our distributions from our net proceeds may constitute a return of capital to our investors, which would have the effect of reducing each stockholder’s basis in its common stock.

We will incur increased costs as a result of being a public company.
As a public company with listed equity securities, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) related regulations of the SEC and the requirements of the NYSE, with which we are not required to comply as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our Board of Directors and management and will significantly increase our costs and expenses. In addition, being a public company subject to these rules and regulations requires us to incur substantial costs to increase coverage under our director and officer liability insurance.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are subject to reporting and other obligations under the Exchange Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We expect to be an “emerging growth company” as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (i) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the consolidated financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholders advisory votes on executive compensation. We have elected to use an extended transition period for complying with new or revised accounting standards. We cannot predict whether investors will consequently find shares of our common stock less attractive, which may adversely affect the market price of our common stock.
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
	Price Range
Period	High	Low
2017
First Quarter (through February 28, 2017)	$13.61	$12.90
2016
Fourth Quarter	$14.19	$12.61
Third Quarter	$14.48	$13.03
Second Quarter	$14.15	$11.14
First Quarter	$12.52	$9.06
2015
Fourth Quarter	$13.29	$11.70
Third Quarter	$14.32	$12.30
Second Quarter	$14.98	$12.61
First Quarter	$14.99	$13.98
Holders
As of February 28, 2017, there were 171 stockholders of record.
Dividends
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. U.S. federal income tax law requires that a REIT distribute each year an amount equal to at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain.
To satisfy the distribution requirement necessary to qualify as a REIT and to avoid paying U.S. federal tax on our income, we make regular quarterly distributions of substantially all of our REIT taxable income to holders of our common stock. Any distribution we make is at the discretion of our Board of Directors and depends upon our earnings and financial condition, qualification and maintenance of REIT status, applicable provisions of the MGCL and such other factors as our Board of Directors deems relevant. For more information regarding risk factors that could materially adversely affect our earnings and financial condition, see “Item 1A. Risk Factors.”
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

The following chart shows dividends declared by our Board of Directors:
Date Dividend Declared	Dividend Amount	Record Date	Dividend Payment Date
January 16, 2015	$0.16	January 13, 2015	January 30, 2015
May 4, 2015	$0.18	May 15, 2015	May 29, 2015
August 3, 2015	$0.22	August 14, 2015	August 28, 2015
October 27, 2015	$0.24	November 13, 2015	November 27, 2015
February 23, 2016	$0.24	March 11, 2016	March 24, 2016
April 26, 2016	$0.25	May 13, 2016	May 20, 2016
July 28, 2016	$0.25	August 16, 2016	August 31, 2016
October 27, 2016	$0.25	November 16, 2016	November 30, 2016
February 16, 2017	$0.25	March 15, 2017	March 31, 2017
Unregistered Sales of Securities
In private placement transactions in 2016 pursuant to Section 4(a)(2) of the Securities Act, we issued an aggregate of 65,515 shares, respectively, of our common stock to the Manager in payment of part of the quarterly management fee expense due for 2016 and the fourth quarter of 2015, and we issued our four independent directors an aggregate of 6,664 shares of our common stock in payment of half of their quarterly director fees for 2016.

PART III
Item 6.
Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K, from which it is derived. The selected consolidated statements of income data for the years ended December 31, 2016 and December 31, 2015 and from the Company’s date of inception (January 30, 2014) through December 31, 2014, as well as the selected consolidated balance sheet data as of December 31, 2016 and December 31, 2015 are derived from the audited consolidated financial statements included elsewhere in this annual report. The historical results presented below are not necessarily indicative of future results of operations.
Statements of Income ($ in thousands except per share data)	For the year ended December 31, 2016	For the year ended December 31, 2015	From Inception (January 30, 2014) through December 31, 2014
INCOME
Loan interest income	$70,688	$47,700	$6,940
Interest expense	(25,573)	(11,499)	(771)
Net interest income	45,115	36,201	6,169
Income from investment in Manager	218	198	12
Other income (expense)	(646)	1,069	87
Total income	44,687	37,468	6,268
EXPENSE
Related party expense – loan servicing fees	6,262	3,993	485
Related party expense – management fee	3,949	3,353	956
Other fees and expenses	5,002	4,328	1,077
Total expense	15,213	11,674	2,518
Loss on debt extinguishment	565	—	—
Provision for income tax	35	2	—
Consolidated net income	28,874	25,792	3,750
Less: consolidated net income attributable to the non-controlling interest	1,038	1,038	326
Consolidated net income attributable to common stockholders	$27,836	$24,754	$3,424
Basic earnings per common share	$1.65	$1.68	$0.41
Diluted earnings per common share	$1.65	$1.68	$0.40

Balance sheet ($ in thousands)	At December 31, 2016	At December 31, 2015	At December 31, 2014
Total assets	$957,402	$609,805	$272,758
Total liabilities	$674,679	$371,992	$101,478
Non-controlling interest	$10,431	$10,011	$9,473
Total equity	$282,723	$237,813	$171,280

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target RPLs including residential mortgage loans and SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that we intend to opportunistically target have a principal balance of up to $20 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, we may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, less frequently, through a direct acquisition. Historically, we have made targeted investments in NPLs. NPLs are loans on which the most recent three payments have not been made. While we may acquire NPLs from time to time and continue to manage the NPLs on our balance sheet, this asset class is no longer a strategic acquisition target.
In September 2014, we formed Great Ajax Funding LLC, a wholly owned subsidiary of the Operating Partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional securitizations. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the our repurchase agreements. On February 1, 2015, we formed GAJX Real Estate LLC, as a wholly owned subsidiary of the Operating Partnership, to own, maintain, improve and sell certain REO purchased by us. We have elected to treat GAJX Real Estate LLC as a TRS under the Code. During the first quarter of 2016, we formed FLAIAS LLC, a wholly owned subsidiary of the Operating Partnership, to acquire property tax liens in the state of Florida, though this subsidiary’s activities have been minimal to date.
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

•
low interest rates combined with rising prices has resulted in millions of homeowners being in the money to refinance;

•
the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets; and

•
the lack of a robust market for non-conforming mortgage loans in the aftermath of the financial crisis

The current market landscape is also generating new opportunities in residential mortgage-related whole loan strategies. The origination of subprime and alternative residential mortgage loans remain substantially below 2008 levels and the qualified mortgage and ability-to-repay rule requirements have put pressure on new originations. Additionally, many banks and other mortgage lenders have increased their credit standards and down payment requirements for originating new loans.
The combination of these factors has also resulted in a significant number of families that cannot qualify to obtain new residential mortgage loans. We believe the U.S. federal regulations addressing “qualified mortgages” based, among other factors on employment status, debt-to-income level, impaired credit history or lack of savings, limit mortgage loan availability from traditional mortgage lenders. In addition, we believe that many homeowners displaced by foreclosure or who either cannot afford to own or cannot be approved for a mortgage will prefer to live in single-family rental properties with similar characteristics and amenities to owned homes as well as smaller multi-family residential properties. In certain demographic areas, new households are being formed at a rate that exceeds the new homes being added to the market, which we believe favors future demand for non-federally guaranteed mortgage financing for single-family and smaller multi-family rental properties. For all these reasons, we believe that demand for single-family and smaller multi-family rental properties will increase in the near term and remain at heightened levels for the foreseeable future.
We also believe that banks and other mortgage lenders have strengthened their capital bases and are more aggressively foreclosing on delinquent borrowers or selling these loans to dispose of their inventory. Additionally, many non-performing loan buyers are now interested in reducing their investment duration and have begun selling RPLs.
We believe that investments in residential RPLs with positive equity provide the optimal investment value. As a result, we focus on acquiring pools of RPLs and are no longer actively acquiring pools of NPLs. We do, however, from time to time, acquire NPLs in connection with our acquisition of RPLs.
We also believe there are significant attractive investment opportunities in the SBC loan and property markets. We focus on densely populated urban areas where we expect positive economic change based on certain demographic, economic and social statistical data. The primary lenders for smaller multi-family and mixed retail/residential properties are community banks and not regional and national banks and large institutional lenders. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools that these primary banks, lenders and portfolio acquirers typically desire. Many community banks also remain under financial and regulatory pressure since the financial crisis and are now beginning to sell smaller commercial mortgage loans as property values have begun to increase. We continually monitor opportunities to increase our holdings of these SBC loans and properties.
Factors That May Affect Our Operating Results
Acquisitions.   Our operating results depend heavily on sourcing residential and SBC RPLs and, to a lesser extent, NPLs. We believe that there is currently a large supply of RPLs available to us for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan to target just a small percentage of the population. We expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of unacquired loans typically constitutes a small portion of a particular portfolio. In any case where we do not acquire the full portfolio, we make appropriate adjustments to the applicable purchase price.
Financing.   Our ability to grow our business by acquiring residential and SBC RPLs, and to a lesser extent, NPLs depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The securitizations are structured as debt financings and not real estate investment conduit (“REMIC”) sales, and the loans included in the securitizations remain on the Company’s balance sheet. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties.
To qualify as a REIT under the Code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.
Resolution Methodologies.   We, through the Servicer, or our affiliates, employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a non-performing loan is resolved will affect the amount and timing of revenue we will receive. Our preferred resolution methodology is to modify NPLs. Once successfully modified and there is a period of continued performance, we expect that borrowers will typically refinance these loans either with other lenders or by the Servicer at or near the estimated value of the underlying property. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these modified loans. Though we do not actively seek to acquire REO or rental properties, through historical experience, we expect that many of our non-performing residential mortgage loans will enter into foreclosure or similar proceedings, ultimately becoming REO that we can convert into single-family rental properties that we believe will generate long-term returns for our stockholders. REO property can be converted into single-family rental properties or they may be sold through REO liquidation and short sale processes. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 48 months or longer from the loan acquisition date. The exact nature of resolution will depend on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS prior to marketing the asset for sale.
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
Conversion to Rental Property.   The key variables that will affect our residential rental revenues over the long-term will be the extent to which we acquire REO, which, in turn, will depend on the amount of our capital invested, average occupancy and rental rates in our owned rental properties. We expect the timeline to convert multi-family and multi-unit single family loans, into rental properties will vary significantly by loan, which could result in variations in our revenue and our operating performance from period to period. There are a variety of factors that may inhibit our ability, through the Servicer, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and the associated deferrals (including from litigation); unauthorized occupants of the property; U.S. federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; U.S. federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and high levels of unemployment and underemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.
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

Critical Accounting Policies and Estimates
Certain of our critical accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider significant estimates to include expected cash flows from mortgage loans and fair value measurements. We believe that all of the decisions and assessments upon which our consolidated financial statements are and will be based were or will be reasonable at the time made based upon information available to us at that time. We have identified our most critical accounting policies to be the accounting policies associated with our mortgage-related assets and our borrowings:
Mortgage Loans
Mortgage loans, Net — Purchased mortgage loans are initially recorded at the purchase price, net of any commission fees at the time of acquisition and are considered asset acquisitions. As part of the determination of the bid price for mortgage loans, we use a proprietary discounted cash flow valuation model to project expected cash flows, and consider alternate loan resolution probabilities, including liquidation or conversion to REO. Observable inputs to the model include interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines, the value of underlying properties and other economic and demographic data.
Loans Acquired with Deterioration in Credit Quality — The loans we acquired have generally suffered some credit deterioration subsequent to origination. As a result, we are required to account for the mortgage loans pursuant to ASC 310-30, (Accounting for Loans with Deterioration in Credit Quality). Our recognition of interest income for loans within the scope of ASC 310-30 is based upon our having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, we use expected cash flows to apply the interest method of income recognition.
Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. RPLs have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss incurred on these loans is recognized in interest income in the period the loan pays in full.
Our accounting for loans under ASC 310-30 gives rise to an accretable yield and a non-accretable amount. The excess of all undiscounted cash flows expected to be collected at acquisition over the initial investment in the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. We recognize the accretable yield as interest income on a prospective level yield basis over the life of the pool. The excess of a loan’s contractually required payments receivable over the amount of cash flows expected at the acquisition is the non-accretable amount. Our expectation of the amount of cash flows expected to be collected is evaluated at the end of each calendar quarter. If we expect to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. If we expect to collect lower cash flows over the life of the pool, we record an impairment through the allowance for loan losses.
Loans Acquired that have not Experienced a Deterioration in Credit Quality — While we generally acquire loans that have experienced deterioration in credit quality, we may, from time to time, acquire or originate loans that have not missed a scheduled payment and have not experienced a deterioration in credit quality.
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
Real Estate
REO Property — we acquire real estate properties directly from sellers and when we foreclose on a borrower and take title to the underlying property (REO). REO is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure. REO that is currently unoccupied and actively marketed for sale is classified as held-for-sale. REO held-for-sale is carried at the lower of its acquisition basis, or its net realizable value (estimated fair market value less expected selling costs). We estimate fair market value using a combination of BPOs, comparable sales, and competitive market analyses provided by local realtors subject to our judgment. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred. Foreclosed property that is sold to a third party at the foreclosure sale (“Third Party Sales”) is not considered REO and proceeds on these third party sales is treated as payment in satisfaction of the underlying loan. See Mortgage Loans.
Rental REO is REO not held-for-sale. Rental REO is intended to be held as long-term investments but may eventually be held-for-sale. REO is held for investment as rental property if the modeled present value of the future expected cash flows from use as a rental exceed the present value of expected cash flows from a sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 27.5 years. We perform an impairment analysis for all rental REO not held-for-sale using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.
If the carrying amount of a held-for-investment asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using BPOs, comparable sales or realtor competitive market analysis. In some instances, appraisal information may be available and is used in addition to other measures of fair value.
From time to time, we perform property renovations to maximize the value of REO held for sale and held for investment. Such expenditures are generally advanced by our Servicer and recovered by our Servicer when the property is liquidated (for REO property held for sale) or upon completion of the renovations (for REO property held for investment). For residential property that is rented, the carrying value, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. We generally intend to limit rental activity to multifamily or multi-unit single family properties.
Debt
Secured Borrowings — We issue, through securitization trusts, callable debt secured by our mortgage loans in the ordinary course of business. The secured borrowings are structured as debt financings, and the loans remain on our balance sheet as we are the primary beneficiary of the securitization trusts, which are variable interest entities (“VIEs”). These secured borrowing VIEs are structured as pass-through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to its investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are amortized on an effective yield basis based on the underlying cash flow of the mortgage loans. We assume the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because we believe we will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.
Repurchase Facilities — We enter into repurchase financing facilities under which we nominally sell assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets at a price equal to the sold amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. At the maturity of a repurchase financing, unless the repurchase financing is renewed, we are required to repay the borrowing including any accrued interest and concurrently receive back our pledged collateral from the lender. The repurchase financings are treated as collateralized financing transactions; pledged assets are recorded as assets in our consolidated balance sheets, and debt is recognized at the contractual amount. Interest is recorded at the contractual amount on an accrual basis. Costs associated with the set-up of a repurchasing contract are recorded as deferred expense at inception and amortized over the contractual life of the agreement. Any draw fees associated with individual transactions and any facility fees assessed on the amounts outstanding are recorded as deferred expense when incurred and amortized over the contractual life of the related borrowing.
Fair Value
Fair Value of Financial Instruments — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. For valuation purposes, we disclose the fair value of REO at the lower of its acquisition basis, or its net realizable value (estimated fair market value less expected selling costs). We estimate fair market value using BPOs, comparable sales and competitive market analyses provided by local realtors. We use net realizable value as a proxy for fair value as it represent the liquidation proceeds to us and is most comparable to the fair value disclosure for loans.
We calculate the fair value for the senior debt consolidated on our balance sheet from securitization trusts by using our Manager’s proprietary pricing model to estimate the cash flows expected to be generated from the underlying collateral with the discount rate used in the present value calculation representing an estimate of the average rate for debt instruments with similar durations and risk factors.
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
Results of Operations
For the year ended December 31, 2016, we had net income attributable to common stockholders of $27.8 million, or $1.65 per share, for both basic and diluted common shares. For the year ended December 31, 2015, we had net income attributable to common stockholders of  $24.8 million, or $1.68 per share, for both basic and diluted common shares. From the period from inception (January 30, 2014) to December 31, 2014, we had net income attributable to common stockholders of  $3.4 million, or $0.41 and $0.40, respectively, for basic and diluted common shares.
Table 1:   Results of Operations
($ in thousands)	For the year ended December 31, 2016	For the year ended December 31, 2015	From Inception (January 30, 2014) through December 31, 2014
INCOME
Loan interest income	$70,688	$47,700	$6,940
Interest expense	(25,573)	(11,499)	(771)
Net interest income	45,115	36,201	6,169
Income from investment in Manager	218	198	12
Other income (expense)	(646)	1,069	87
Total income	44,687	37,468	6,268

($ in thousands)	For the year ended December 31, 2016	For the year ended December 31, 2015	From Inception (January 30, 2014) through December 31, 2014
EXPENSE
Related party expense – loan servicing fees	6,262	3,993	485
Related party expense – management fees	3,949	3,353	956
Loan transaction expenses	1,135	1,631	503
Professional fees	1,484	1,430	277
Real estate operating expenses	542	315	24
Other fees and expenses	1,841	952	273
Total expense	15,213	11,674	2,518
Loss on debt extinguishment	565	—	—
Income before provision for income taxes	$28,909	$25,794	$3,750
Provision for income taxes	35	2	—
Consolidated net income	$28,874	$25,792	$3,750
Less: consolidated net income attributable to the non-controlling interest	1,038	1,038	326
Consolidated net income attributable to common stockholders	$27,836	$24,754	$3,424

Net Interest Income
Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Loan interest income increased to $70.7 million for the year ended December 31, 2016 from $47.7 million for the year ended December 31, 2015 and $6.9 million for the year ended December 31, 2014. The key driver of increased net interest income was an increase in the average balance of our mortgage loan portfolio offset by an increase in our secured borrowings as we continue to take advantage of favorable market conditions for issuing senior bonds secured by our mortgage loans. The average carrying value of our mortgage loan portfolio increased to $676.4 million for the year ended December 31, 2016 from $397.4 million for the year ended December 31, 2015. Additionally, we collected $98.9 million in cash payments and proceeds on our mortgage loans and REO held-for-sale.
The average yield on our mortgage loan portfolio declined from the years ended December 31, 2015 and 2014 primarily due to an increase in the percentage of RPLs that have remained performing. RPLs generally have a longer duration than NPLs resulting in increased expected principal and interest collections over the life of the loan but lower current period income as cash collections occur over a longer period. Our average cost of funds increased from comparable periods in 2015 and 2014 primarily due to the impact of the amortization of deferred issuance costs and facility fees on our repurchase agreements.
The average balance of our mortgage loan portfolio and debt outstanding for the years ended December 31, 2016 and 2015 are included in the table below:
Table 2:   Average Balances
($ in thousands)	For the year ended December 31,
	2016	2015
Mortgage loan portfolio	$676,364	$397,370
Total debt	$493,072	$238,516

We also acquired 159 REO held for sale and one REO held for investment during the year ended December 31, 2016 through foreclosures in our mortgage loan portfolio at a carrying value of  $25.0 million. Mortgage loans purchased during the year ended December 31, 2016 and held as of year-end were on our balance sheet for a weighted average of 115 days of the year. At December 31, 2016 our total assets were $957.4 million and total equity was $282.7 million, compared to total assets of  $609.8 million and total equity of  $237.8 million at December 31, 2015.
Other Income
Other income declined for the year ended December 31, 2106 versus December 31, 2015 as we recorded higher unrealized losses on our REO held for sale. The impairments and losses were generated primarily from non-performing loans acquired in the second half of 2014. Additionally, during the fourth quarter of 2016, we decided we would generally no longer rent single family single unit REO property because it is not in line with our long term strategy of focusing on residential and SBC RPLs and managing our existing NPLs. Accordingly, these properties were reclassified to held-for-sale and we recorded impairment to the extent the expected liquidation proceeds was lower than the carrying value. Liquidation proceeds are the estimated fair value less the costs of liquidation, including repayment of advances made by our servicer that will be repaid out of the sales proceeds.
Table 3:   Other Income
Other Income ($ in thousands)	For the year ended December 31, 2016	For the year ended December 31, 2015	From Inception (January 30, 2014) through December 31, 2014
Late fee income	$370	$106	$14
HAMP fees *	366	406	21
Other investment income	340	352	39
Other income	183	45	13
Net gain (loss) on sale of Property held-for-sale	106	259	—
Impairment of Property held-for-sale	(2,011)	(99)	—
Total Other Income	$(646)	$1,069	$87

*
Fees received pursuant to the government’s Home Affordable Modification Program.

Operating Expenses
Total expenses for the year ended December 31, 2016 increased from the prior year primarily due to (1) increases in loan servicing fees as a result of the increase in our mortgage loan portfolio; and (2) an increase in the management fees due to the increase in stockholders’ equity at December 31, 2016. This increase was partially offset by a decrease in loan transaction expense due to a reimbursement of loan transaction expenses incurred on loans that were sold in September 2016 to Ajax E Master Trust, the joint venture we established in March 2016. These expenses were accrued in the three months ended June 30, 2016 for loans acquired in July 2016. The sale to Ajax E Master Trust is discussed further in the Mortgage Loan Portfolio section below.
Our real estate operating expense increased for the year ended December 31, 2016 from the prior year, primarily as a result of the increase in number of REO held-for-sale and REO held for investment. As of December 31, 2016, we owned 149 REO held-for-sale and three REO held for investment as compared to 73 REO held-for-sale and one REO held for investment at December 31, 2015. The key components of real estate operating expense include property taxes, HOA fees and general property maintenance.
Other expense increased for the year ended December 31, 2016 from the prior year, primarily due to our overall growth. A breakdown of other expense is provided in Table 4.

Table 4:   Other Expense
Other Expense ($ in thousands)	For the year ended December 31, 2016	For the year ended December 31, 2015	From Inception (January 30, 2014) through December 31, 2014
Insurance	$531	$379	$88
Employee and service provider grants	285	—	—
Directors’ fees and grants	246	301	135
Other expense	200	38	12
Travel, meals, entertainment	179	90	14
Communications	132	59	—
Contract help	93	—	—
Borrowing related expense	88	34	1
Taxes and regulatory expense	87	51	23
Total other expense	$1,841	$952	$273

Equity and Net Book Value per Share
Our net book value per share was $15.06 and $14.92 at December 31, 2016 and December 31, 2015, respectively, an increase of  $0.14 due to the increase in equity from our earnings, partially offset by an increase in the number of shares outstanding from our offering of common stock completed during the second quarter of 2016. The net book value per share is calculated by dividing equity by total adjusted shares outstanding, including OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership) and Manager and director shares not issued as of the date indicated:
Table 5:   Book Value per Share
($ in thousands except per share amounts)	December 31, 2016	December 31, 2015
Outstanding shares	17,967,387	15,301,946
Adjustments for:
Operating Partnership units	624,106	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	177,012	16,586
Total adjusted shares outstanding	18,768,505	15,942,638
Total equity	$282,723	$237,813
Book value per share	$15.06	$14.92

Mortgage Loan Portfolio
For the year ended December 31, 2016, we acquired 2,614 RPLs and 23 NPLs for acquisition prices of $432.7 million and $2.0 million, respectively. For the year ended December 31, 2015, we acquired 1,907 RPLs and 160 NPLs for acquisition prices of  $327.1 million and $20.1 million, respectively. We also acquired 12 real estate properties during the year ended December 31, 2015 for an acquisition price of  $2.7 million. The following table shows loan portfolio acquisitions for the years ended December 31, 2016, and December 31, 2015:

Table 6:   Loan Portfolio Acquisitions
Portfolio Acquisitions ($ in thousands)	For the year ended December 31, 2016	For the year ended December 31, 2015
RPLs
Count	2,614	1,907
UPB	$525,114	$427,682
Purchase price	$432,760	$327,127
Purchase price % of UPB	82.4%	76.5%
NPLs
Count	23	160
UPB	$3,590	$32,722
Purchase price	$2,022	$20,121
Purchase price % of UPB	56.3%	61.5%
During the year ended December 31, 2016, we sold $78.1 million of RPLs to Ajax E Master Trust, an affiliate of the joint venture we established in March 2016, for total proceeds of  $78.2 million. Additionally, we made a loan to AS Ajax E LLC in the amount of  $4.0 million at Libor plus 5.22%. We formed AS Ajax E LLC in March 2016 to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. This loan was repaid in December 2016 as additional investors bought equity interests in AS Ajax E LLC.
Additionally, during the year ended December 31, 2016, excluding the effect of the loan sale, 243 mortgage loans, representing 4.2% of our ending UPB, were liquidated. During the year ended December 31, 2015, 84 mortgage loans, representing 2.5% of our ending UPB, were liquidated.
Table 7:   Loan Portfolio Activity
Loan portfolio activity ($ in thousands)	For the year ended December 31, 2016	For the year ended December 31, 2015
Beginning carrying value	$554,877	$211,159
Mortgage loan portfolio acquisitions	434,782	347,104
Sale of loans to affiliate	(78,162)	—
Accretion recognized	70,558	47,700
Payments received(1)	(89,769)	(43,164)
Reclassifications to REO	(25,037)	(7,922)
Other adjustments to carrying value	3,338	—
Ending carrying value	$870,587	$554,877

(1)
*Excludes proceeds on sale of REO.

Table 8:   Portfolio Composition
As of December 31, 2016 and December 31, 2015, our portfolios consisted of the following:
($ in thousands)
December 31, 2016		December 31, 2015
No. of Loans	4,910	No. of Loans	3,249
Total UPB	$1,070,193	Total UPB	$725,709
Interest-Bearing Balance	$989,818	Interest-Bearing Balance	$676,338
Deferred Balance(1)	$80,381	Deferred Balance(1)	$49,371
Market Value of Collateral(2)	$1,293,611	Market Value of Collateral(2)	$823,656
Price/Total UPB(3)	77.0%	Price/Total UPB(3)	73.3%
Price/Market Value of Collateral	64.4%	Price/Market Value of Collateral	64.9%
Weighted Average Coupon(4)	4.41%	Weighted Average Coupon(4)	4.6%
Weighted Average LTV(4)	97.1%	Weighted Average LTV(4)	103.3%
Weighted Average Remaining Term (months)	323	Weighted Average Remaining Term (months)	321
No. of first liens	4,886	No. of first liens	3,227
No. of second liens	24	No. of second liens	22
No. of Rental Properties	3	No. of Rental Properties	1
Market Value of Rental Properties	$1,263	Market Value of Rental Properties	$70
Capital Invested in Rental Properties	$1,289	Capital Invested in Rental Properties	$58
Price/Market Value of Rental Properties	102.1%	Price/Market Value of Rental Properties	82.9%
No. of Other REO	149	No. of Other REO	73
Market Value of Other REO	$28,286	Market Value of Other REO	$12,581

(1)
Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.

(2)
Market value of collateral as of most recent Broker Price Opinion; the dates of our Broker Price Opinions vary by loan status.

(3)
At December 31, 2016 and December 31, 2015, our loan portfolio consists of fixed rate (60.1% of UPB), ARM (11.1% of UPB) and Hybrid ARM (28.8% of UPB); and fixed rate (50.3% of UPB), ARM (16.3% of UPB) and Hybrid ARM (33.4% of UPB), respectively, of mortgage loans with original terms to maturity of not more than 40 years.

(4)
UPB as of December 31, 2016 and December 31, 2015, divided by market value of collateral as of date of acquisition and weighted by the UPB of the loan.

We closely monitor the status of our mortgage loans through our Servicer as it works with our borrowers to improve their payment records. The following table shows the percentages of our portfolio, based on UPB, represented by NPLs and RPLs at December 31, 2016, and December 31, 2015, based on loan status as of the consolidated balance sheet date.
Table 9:   Loan Portfolio by Re-performing and Non-performing Loans
	December 31, 2016	December 31, 2015
Re-performing loans	93.1%	85.0%
Non-performing loans	6.9%	15.0%
Total loans	100.0%	100.0%

Table 10:   Portfolio Characteristics
The following tables present certain characteristics about our mortgage loans by year of origination as of December 31, 2016, and December 31, 2015, respectively:
Portfolio at December 31, 2016
	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	461	2,863	1,303	262	21
Unpaid principal balance at 12/31/16	$94,733	$723,685	$231,093	$19,328	$1,354
Mortgage loan portfolio by year of origination	8.9%	67.6%	21.6%	1.8%	0.1%
Loan Attributes:
Weighted average loan age (months)	74.7	118.3	148.8	229.8	365.6
Weighted Average loan-to-value (as of 12/31/16)	92.9%	105.2%	88.3%	65.8%	25.6%
Delinquency Performance: (as of 12/31/16)
Current	49.8%	47.9%	46.8%	40.0%	19.2%
30 days delinquent	14.8%	16.0%	17.1%	18.8%	62.2%
60 days delinquent	8.3%	9.7%	9.7%	6.0%	0.0%
90+ days delinquent	21.3%	16.3%	15.8%	25.5%	8.9%
Foreclosure	5.8%	10.1%	10.6%	9.7%	9.7%
Portfolio at December 31, 2015
	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	186	2,092	761	193	17
Unpaid principal balance at 12/31/15	36,207	534,594	140,528	13,754	626
Mortgage loan portfolio by year of origination	5.0%	73.6%	19.4%	1.9%	0.1%
Loan Attributes:
Weighted average loan age (months)	58.9	107.7	136.4	214.9	345.5
Weighted Average loan-to-value (as of 12/31/15)	94.1%	108.5%	90.5%	68.8%	23.0%
Delinquency Performance: (as of 12/31/15)
Current	48.0%	34.6%	32.8%	19.6%	17.4%
30 days delinquent	12.3%	17.5%	13.5%	11.9%	29.6%
60 days delinquent	4.8%	9.9%	11.8%	12.0%	11.4%
90+ days delinquent	23.3%	23.9%	23.7%	38.1%	29.4%
Foreclosure	11.6%	14.1%	18.2%	18.4%	12.2%

Table 11:   Loans by State
The following table identifies our mortgage loans by state, number of loans, loan value and collateral value and percentages thereof at December 31, 2016 and December 31, 2015:
($ in thousands)
December 31, 2016						December 31, 2015
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	809	292,319	27.3%	384,018	29.7%	CA	484	182,169	25.1%	219,568	26.7%
FL	685	135,608	12.7%	148,413	11.5%	FL	501	106,445	14.7%	107,423	13.0%
NY	276	94,944	8.9%	122,790	9.5%	NY	210	69,990	9.6%	94,565	11.5%
NJ	235	66,023	6.2%	71,898	5.6%	NJ	192	55,779	7.7%	54,268	6.6%
MD	188	50,332	4.7%	54,263	4.2%	MD	123	32,802	4.5%	35,482	4.3%
MA	176	38,762	3.6%	45,939	3.6%	IL*	154	31,666	4.4%	30,054	3.6%
IL*	171	34,433	3.2%	35,136	2.7%	MA	95	26,152	3.6%	30,718	3.7%
TX	296	34,054	3.2%	49,466	3.8%	TX	191	21,344	2.9%	29,531	3.6%
VA	141	30,269	2.8%	35,769	2.8%	GA*	130	17,899	2.5%	17,956	2.2%
GA*	222	29,649	2.8%	33,687	2.6%	VA	69	14,952	2.1%	16,025	1.9%
NC	183	25,995	2.4%	30,553	2.4%	AZ	72	14,745	2.0%	13,734	1.7%
WA	92	22,196	2.1%	26,001	2.0%	NC	95	12,064	1.7%	13,184	1.6%
AZ	117	22,180	2.1%	23,522	1.8%	WA	49	11,801	1.6%	13,443	1.6%
NV	101	20,593	1.9%	23,445	1.8%	PA	115	11,265	1.6%	13,857	1.7%
PA	141	15,577	1.5%	18,836	1.5%	OR	39	8,505	1.2%	11,027	1.3%
SC	102	13,029	1.2%	15,870	1.2%	OH	81	10,183	1.4%	10,012	1.2%
OH	102	12,885	1.2%	12,907	1.0%	MI	58	8,335	1.1%	9,567	1.2%
CO	59	12,729	1.2%	18,643	1.4%	SC	56	7,711	1.1%	8,624	1.0%
OR.	60	12,124	1.1%	16,495	1.3%	CO	34	7,536	1.0%	9,928	1.2%
TN	89	10,150	0.9%	12,250	0.9%	NV	32	6,926	1.0%	7,132	0.9%
MI	74	9,879	0.9%	11,117	0.9%	CT	32	6,525	0.9%	6,336	0.8%
CT	46	8,789	0.8%	10,396	0.8%	AL	32	5,603	0.8%	5,507	0.7%
UT	44	7,903	0.7%	9,841	0.8%	TN	49	5,367	0.7%	6,317	0.8%
IN	77	7,234	0.7%	8,108	0.6%	UT	29	5,256	0.7%	6,050	0.7%
MN	37	6,646	0.6%	8,432	0.7%	IN	54	4,876	0.7%	5,699	0.7%
AL	40	6,428	0.6%	6,338	0.5%	MN	27	4,584	0.6%	5,694	0.7%
MO	43	5,400	0.5%	5,789	0.4%	MO	28	3,860	0.5%	3,902	0.5%
WI	31	4,688	0.4%	5,141	0.4%	LA	29	3,653	0.5%	4,277	0.5%
LA	36	4,203	0.4%	4,889	0.4%	WI	22	3,249	0.4%	3,424	0.4%
DE	20	3,988	0.4%	5,343	0.4%	DE	16	3,035	0.4%	3,929	0.5%
KY	30	3,688	0.3%	3,942	0.3%	RI	13	2,942	0.4%	2,854	0.3%
RI	15	3,274	0.3%	3,259	0.3%	DC	7	2,354	0.3%	3,885	0.5%
HI	11	2,690	0.3%	3,989	0.3%	NH	9	2,019	0.3%	2,453	0.3%
DC	9	2,661	0.2%	4,292	0.3%	KY	18	1,788	0.2%	1,986	0.2%
NH	13	2,636	0.2%	3,131	0.2%	NM	7	1,680	0.2%	2,119	0.3%
NM	12	2,511	0.2%	3,121	0.2%	HI	7	1,666	0.2%	2,535	0.3%
MS	22	2,026	0.2%	2,432	0.2%	PR	10	1,285	0.2%	1,626	0.2%
OK	18	1,844	0.2%	2,080	0.2%	MS	13	1,234	0.2%	1,330	0.2%
KS	14	1,358	0.1%	1,615	0.1%	IA	12	1,055	0.1%	1,120	0.1%
ID	9	1,296	0.1%	2,095	0.2%	ME	6	925	0.1%	863	0.1%
PR	10	1,258	0.1%	1,626	0.1%	KS	8	684	0.1%	704	0.1%
ME	8	1,210	0.1%	1,119	0.1%	OK	10	680	0.1%	811	0.1%
WV	12	1,167	0.1%	1,342	0.1%	AR	9	665	0.1%	762	0.1%
IA	11	938	0.1%	1,052	0.1%	ID	6	664	0.1%	1,107	0.1%
AR	11	905	0.1%	1,032	0.1%	SD	3	630	0.1%	787	0.1%
SD	3	618	0.1%	787	0.1%	WV	6	549	0.1%	608	0.1%

December 31, 2016						December 31, 2015
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
MT	2	364	0.0%	485	0.0%	NE	4	310	0.0%	325	0.0%
NE	3	255	0.0%	258	0.0%	MT	1	133	0.0%	215	0.0%
VT	1	254	0.0%	208	0.0%	WY	1	92	0.0%	173	0.0%
ND	2	157	0.0%	284	0.0%	ND	1	74	0.0%	160	0.0%
WY	1	79	0.0%	167	0.0%
	4,910	1,070,193	100%	1,293,611	100%		3,249	725,709	100%	823,655	100%

*
Information reflects two loans in which we have a 95% participation interest and are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in certain states.

(1)
As of date of acquisition.

Liquidity and Capital Resources
Source and Uses of Cash
Our primary sources of cash have consisted of proceeds from securities offerings, our securitizations, repurchase agreements, principal and interest payments on our loan portfolio, and sales of properties held-for-sale. We anticipate that our primary sources of cash in the future will generally consist of payments of principal and interest we receive on our loan portfolio, proceeds on the sale of REO property held for sale and additional secured borrowings. Additionally, depending on market conditions, we expect that our primary financing sources will include securitizations, repurchase agreements and private and public equity and debt issuances in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities). We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs. From time to time, we may invest with third parties and acquire interests in loans through investments in joint ventures.
We use cash to purchase mortgage-related assets, repay principal and interest on any borrowings, make distributions to our stockholders and holders of our Operating Partnership units and fund operations.
As of December 31, 2016, substantially all of our invested capital was in RPLs and NPLs. We also held approximately $35.7 million of cash, and cash equivalents, an increase of  $4.9 million from our balance of $30.8 million at December 31, 2015. Our average daily cash balance during the year was $37.6 million, a decrease of  $7.1 million from our average daily cash balance of  $44.7 million during year ended December 31, 2015. The decrease was driven primarily by our ongoing investments in RPLs.
Our operating cash outflows, including the effect of restricted cash, for the years ended December 31, 2016 and 2015 were $3.9 million and $10.7 million, respectively. The key driver of negative operating cash flow for both periods is non-cash interest income accretion of  $39.2 million for the year ended December 31, 2016 and $30.9 million for the year ended December 31, 2015. Operating cash flows do not include the cash portion of accretion that we receive through principal payments on our mortgage loans or the proceeds on the sales of our property held-for-sale. For the years ended December 31, 2016 and 2015, we collected $89.9 million and $43.2 million, respectively, in principal and interest payments and payoffs on our mortgage loans and $9.1 million and $2.7 million respectively, on sales of our REO held-for-sale. Proceeds from third party sales are included as payoffs on our mortgage loans.
Our investing cash outflows are driven primarily by mortgage loan acquisitions offset by principal payments on and repayments of our mortgage loan portfolio and proceeds on the sale of our property held for sale. Changes in our investing cash flows for the years ended December 31, 2016 and 2015 were decreases of  $300.6 million and $321.0 million, respectively, driven primarily by net mortgage loan acquisitions for the periods ended December 31, 2016 and 2015 of  $356.6 million and $347.1 million, respectively.
Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and pay dividends on our common stock and distributions on our OP units. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our equity offerings. For the years ended December 31, 2016 and 2015, we issued $288.4 million and $204.8 million in secured borrowings offset by repayments of  $109.3 million and $19.0 million, respectively. For the years ended December 31, 2016 and 2015, we borrowed $348.6 million and $245.5 million on our repurchase agreements, offset by repayments of  $225.7 million and $156.3 million, respectively. Additionally, for the years ended December 31, 2016 and 2015, we raised $31.7 million and $51.4 million, respectively, from the sale of our common stock. For the years ended December 31, 2016 and 2015, we paid dividends and distributions in the amounts of  $17.1 million and $12.1 million, respectively.
Financing Activities — Equity Offerings
In June 2016, we sold 2,589,427 shares of common stock, including shares sold pursuant to the underwriters’ exercising their option to purchase additional shares granted, in a public offering. In October 2016, we entered into separate At-the-Market Issuance Sales Agreements to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.
Financing Activities — Secured Borrowings and Repurchase Arrangements
From inception (January 30, 2014) to December 31, 2016, we have completed eight secured borrowings pursuant to Rule 144A under the Securities Act, two of which were called in the fourth quarter of 2016. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
Our secured borrowings are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of our eight secured borrowings through December 31, 2016, we have retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.
On October 25, 2016, we called our senior bonds issued by Ajax Mortgage Loan Trust 2014-A and 2014-B (the “2014 Trusts”). The remaining assets of the 2014 Trusts were re-securitized in Ajax Mortgage Loan Trust 2016-C. A portion of the proceeds from the senior bond issued by Ajax Mortgage Loan Trust 2016-C were used to redeem the senior bonds from the 2014 Trusts.

The following table sets forth the original terms of all outstanding securitization notes at their respective cutoff dates as of December 31, 2016:
Table 12:   Securitizations
Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054	$35.6 million	3.88%
	Class B-1 notes due 2054(1)(3)	$8.7 million	5.25%
	Class B-2 notes due 2054(1)(3)	$8.7 million	5.25%
	Trust certificates(2)	$22.8 million	—
	Deferred issuance costs	$(0.8) million	—
Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060	$87.2 million	3.88%
	Class B-1 notes due 2060(1)(3)	$15.9 million	5.25%
	Class B-2 notes due 2060(1)(3)	$7.9 million	5.25%
	Trust certificates(2)	$47.5 million	—
	Deferred issuance costs	$(1.5) million	—
Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057	$82.0 million	3.88%
	Class B-1 notes due 2057(1)(3)	$6.5 million	5.25%
	Class B-2 notes due 2057(1)(3)	$6.5 million	5.25%
	Trust certificates(2)	$35.1 million	—
	Deferred issuance costs	$(2.7) million	—
Ajax Mortgage Loan Trust 2016-A/ April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1)(3)	$7.9 million	5.25%
	Class B-2 notes due 2064(1)(3)	$7.9 million	5.25%
	Trust certificates(2)	$41.3 million	—
	Deferred issuance costs	$(2.7) million	—
Ajax Mortgage Loan Trust 2016-B/ August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1)(3)	$6.6 million	5.25%
	Class B-2 notes due 2065(1)(3)	$6.6 million	5.25%
	Trust certificates(2)	$34.1 million	—
	Deferred issuance costs	$(1.6) million	—
Ajax Mortgage Loan Trust 2016-C/ October 2016	Class A notes due 2057	$102.6 million	4.00%
	Class B-1 notes due 2057(1)(3)	$7.9 million	5.25%
	Class B-2 notes due 2057(1)(3)	$7.9 million	5.25%
	Trust certificates(2)	$39.4 million	—
	Deferred issuance costs	$(1.6) million	—

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

Repurchase Transactions
We entered into two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” Each facility has a ceiling of  $200.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We have effective control over the assets subject to these transactions; therefore our repurchase transactions are accounted for as financing arrangements
A summary of our outstanding repurchase transactions at December 31, 2016 and December 31, 2015 follows:
Table 13:   Repurchase Transactions by Maturity Date
($ in thousands)			December 31, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Interest Rate
March 9, 2017	September 9, 2016	$10,310	$10,309	$14,728	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	3.34%
May 8, 2017	November 9, 2016	14,986	14,986	21,409	3.35%
November 21, 2017	November 22, 2016	200,000	21,302	36,044	4.20%
July 12, 2019	July 15, 2016	200,000	170,046	226,192	3.25%
Totals		$436,093	$227,440	$313,797	3.35%

($ in thousands)			December 31, 2015
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Interest Rate
March 30, 2016	September 30, 2015	$10,838	$10,838	$15,483	2.53%
June 23, 2016	December 23, 2015	9,374	9,374	13,391	2.91%
November 22, 2016	November 24, 2015	200,000	84,321	135,736	4.17%
Totals		$220,212	$104,533	$164,610	3.91%

As of December 31, 2016, we had $227.4 million outstanding under our repurchase transactions. The maximum month-end balance outstanding during the period ended December 31, 2016 was $227.4 million, compared to a maximum month-end balance for the period ended December 31, 2015, of  $153.8 million. The following table presents certain details of our repurchase transactions for the periods ended December 31, 2016 and December 31, 2015:
Table 14:   Repurchase Balances
($ in thousands)	For the year ended December 31, 2016	For the year ended December 31, 2015
Balance at the end of period	$227,440	$104,533
Maximum month-end balance outstanding during the period	$227,440	$153,804
Average balance	$127,890	$76,995
The increase in our average balance from $77.0 million for the year ended December 31, 2015 to our average balance of  $127.9 million for the year ended December 31, 2016 was due to a net increase in repurchase financing during the year ended December 31, 2016, from additional investments in mortgage loans.
As of December 31, 2016 and December 31, 2015, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities and secured borrowings.
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
Table 15:   Contractual Obligations
A summary of our contractual obligations as of December 31, 2016 is as follows:
	Payments Due by Period
December 31, 2016 ($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Borrowings under repurchase agreement	$227,440	$57,394	$170,046	$—	$—
Interest on repurchase agreement	27,270	11,676	15,594	—	—
Total	$254,710	$69,070	$185,640	$—	$—

(1)
The stated lives of our repurchase agreements expire within a three year time frame.

	Payments Due by Period
December 31, 2015 ($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Borrowings under repurchase agreement	$104,533	$104,533	$—	$—	$—
Interest on repurchase agreement	3,833	3,833	—	—	—
Total	$108,366	$108,366	$—	$—	$—

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
Subsequent Events
On February 16, 2017, we declared a dividend of  $0.25 per share, to be paid on March 31, 2017, to stockholders of record as of March 15, 2017.
On February 22, 2017, we issued 20,352 shares of our common stock to the Manager in payment of the portion of the Base Management Fee which is payable in common stock for the fourth quarter of 2016 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2016.

On February 22, 2017, we issued each of each of our four independent directors 415 shares of our common stock in payment of half of their quarterly director fees for the fourth quarter of 2016.
On February 16, 2017, our Board of Directors authorized an increase in the annual compensation of our independent directors from $50,000 to $75,000, payable half in shares of common stock of the Company and half in cash.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of the mortgage loans we will own as well as the mortgage loans underlying our retained MBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Changes in prepayment rates will have varying effects on the different types of assets in our portfolio. We attempt to take these effects into account. We will generally purchase RPLs and NPLs at discounts from UPB and underlying property values. An increase in prepayments would accelerate the repayment of the discount and lead to increased yield on our assets while also causing re-investment risk that we can find additional assets with the same interest and return levels. A decrease in prepayments would likely have the opposite effects.
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
Item 8.
Consolidated Financial Statements and Supplementary Data

The consolidated financial statements required by this item are set forth in Item 15. of this annual report and are incorporated herein by reference.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules

13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, the Company’s management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Item 9B.   Other Information
None.

PART IV
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2017 annual stockholders’ meeting.
Item 11.   Executive Compensation
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2017 annual stockholders’ meeting.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2017 annual stockholders’ meeting.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2017 annual stockholders’ meeting.
Item 14.   Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2017 annual stockholders’ meeting.

PART V
Item 15.   Exhibits and Consolidated Financial Statement Schedules
(a)(1) Financial Statements.
See the Index to Financial Statements at page F-1 of this report.
(a)(2) Financial Statement Schedule.
Schedule IV — Mortgage Loans on Real Estate.
All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.
(a)(3) Exhibits.
Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.1	Agreement of Limited Partnership of Great Ajax Operating Partnership LP (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.2	Amended and Restated Management Agreement dated October 27, 2015; incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 2, 2015.
10.3	Servicing Agreement dated as of July 8, 2014 by and among the Servicer and the registrant and its affiliates Great Ajax Operating Partnership L.P. and Little Ajax II LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.4	Form of Indemnification Agreement between registrant and each of its directors and officer (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.5	Assignment Agreement made as of July 8, 2014, by and between the entities identified on Exhibit A thereto and the registrant with respect to Little Ajax II LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.6	2014 Director Equity Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.7	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 7, 2016. (File No.:333-00787)).
10.8	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.9	Registration Rights Agreement made and entered into as of July 8, 2014, by and among the registrant and FBR Capital Markets & Co., as the initial purchaser/placement agent (“FBR”) for the benefit of FBR and certain purchasers of the registrant’s common stock (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).

Exhibit Number	Exhibit Description
10.10	Trademark License Agreement dated as of July 8, 2014 between the registrant and Aspen Yo (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.11	Registration Rights Agreement made and entered into as of December 16 2014, by and among the registrant and certain purchasers of the registrant’s common stock (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-11 confidentially submitted to the SEC on December 29, 2014 (File No.:333-00787)).
21.1	List of subsidiaries; incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.
23.1*	Consent of Moss Adams LLP.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Definition Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

**
Furnished herewith.

(b) Exhibits.
See Item 15(a)(3) above.
(c) Financial Statement Schedule
Schedule IV — Mortgage Loans on Real Estate.
All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 2, 2017.
GREAT AJAX CORP.
By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Lawrence Mendelsohn Lawrence Mendelsohn	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2017
/s/ Mary Doyle Mary Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2017
/s/ Steven L. Begleiter Steven L. Begleiter	Director	March 2, 2017
/s/ John Condas John Condas	Director	March 2, 2017
/s/ Paul Friedman Paul Friedman	Director	March 2, 2017
/s/ Jonathan Bradford Handley, Jr. Jonathan Bradford Handley, Jr.	Director	March 2, 2017
/s/ J. Kirk Ogren, Jr. J. Kirk Ogren, Jr.	Director	March 2, 2017
/s/ Russell Schaub Russell Schaub	President and Director	March 2, 2017

INDEX TO FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and period from date of inception (January 30, 2014) through December 31, 2014	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and period from date of inception (January 30, 2014) through December 31, 2014	F-5
Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and period from date of inception (January 30, 2014) through December 31, 2014	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Great Ajax Corp. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Great Ajax Corp. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in equity, and cash flows for the years ended Decembers 31, 2016 and 2015 and for the period from January 30, 2014 (date of inception) through December 31, 2014. Our audit of the consolidated financial statements included the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Ajax Corp. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years ended December 31, 2016 and 2015 and for the period from January 30, 2014 (date of inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, when read in conjunction with the related consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Moss Adams LLP
Portland, Oregon
March 2, 2017

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
($ in thousands except shares and per share data)	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$35,723	$30,795
Cash held in trust	1,185	39
Mortgage loans, net(1)	870,587	554,877
Property held-for-sale	23,882	10,333
Rental property, net	1,289	58
Investment in debt securities	6,323	—
Receivable from Servicer	12,481	5,444
Investment in affiliates	4,253	2,625
Prepaid expenses and other assets	1,679	5,634
Total Assets	$957,402	$609,805
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings(1)	$442,670	$265,006
Borrowings under repurchase transactions	227,440	104,533
Management fee payable	750	667
Accrued expenses and other liabilities	3,819	1,786
Total liabilities	674,679	371,992
Commitments and contingencies – see Note 7
Equity:
Preferred stock $.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $.01 par value; 125,000,000 shares authorized, 18,122,387 shares at December 31, 2016 and 15,301,946 shares at December 31, 2015 issued and outstanding	181	152
Additional paid-in capital	244,880	211,729
Retained earnings	27,231	15,921
Equity attributable to common stockholders	272,292	227,802
Non-controlling interests	10,431	10,011
Total equity	282,723	237,813
Total Liabilities and Equity	$957,402	$609,805

(1)
Mortgage loans includes $598,643 and $398,696 of loans at December 31, 2016 and December 31, 2015, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8 — Debt. Secured borrowings are presented net of deferred issuance costs, with deferred issuance costs of  $7,082 and $5,574 at December 31, 2016 and December 31, 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
($ in thousands except shares and per share data )	Year ended December 31, 2016	Year ended December 31, 2015	Period from inception (January 30, 2014) to December 31, 2014
INCOME
Loan interest income	$70,688	$47,700	$6,940
Interest expense	(25,573)	(11,499)	(771)
Net interest income	45,115	36,201	6,169
Income from investment in Manager	218	198	12
Other income (expense	(646)	1,069	87
Total income	44,687	37,468	6,268
EXPENSE
Related party expense – loan servicing fees	6,262	3,993	485
Related party expense – management fee	3,949	3,353	956
Loan transaction expense	1,135	1,631	503
Professional fees	1,484	1,430	277
Real estate operating expenses	542	315	24
Other expense	1,841	952	273
Total expense	15,213	11,674	2,518
Loss on debt extinguishment	565	—	—
Income before provision for income taxes	28,909	25,794	3,750
Provision for income taxes	35	2	—
Consolidated net income	28,874	25,792	3,750
Less: consolidated net income attributable to the non-controlling interest	1,038	1,038	326
Consolidated net income attributable to common stockholders	$27,836	$24,754	$3,424
Basic earnings per common share	$1.65	$1.68	$0.41
Diluted earnings per common share	$1.65	$1.68	$0.40
Weighted average shares – basic	16,742,882	14,711,610	8,360,432
Weighted average shares – diluted	17,451,907	15,372,488	8,849,055

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)	Year ended December 31, 2016	Year ended December 31, 2015	Period from inception (January 30, 2014) to December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$28,874	$25,792	$3,750
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	1,468	1,410	560
Non-cash interest income accretion	(39,178)	(30,936)	(4,098)
Gain on sale of property	(106)	(460)	—
Depreciation of property	20	3	4
Impairments of property	2,011	99	—
Amortization of prepaid financing costs	6,833	1,846	109
Net change in operating assets and liabilities
Prepaid expenses and other assets	1,693	(4,678)	(2,178)
Receivable from Servicer	(7,037)	(4,104)	(829)
Undistributed income from investment in affiliate	(558)	(550)	(51)
Accrued expenses and other liabilities	2,116	903	1,550
Net cash from operating activities	(3,864)	(10,675)	(1,183)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(436,804)	(347,104)	(209,881)
Purchase of other mortgage related assets	(1,315)	—	—
Proceeds from sale of mortgage loans	78,162	—	—
Principal paydowns on mortgage loans	58,388	26,400	2,471
Purchase of securities	(6,323)	—	—
Purchase of property held-for-sale and related balances	—	(2,940)	(814)
Purchase of rental property and related balances	—	—	(435)
Proceeds from sale of property held-for-sale	9,117	2,729	—
Renovations of rental property and property held-for-sale	(785)	(294)	(9)
Investment in affiliates	(1,111)	—	(2,187)
Distribution from affiliate	365	162	—
Loan to affiliate	(3,960)	—	—
Repayment of loan to affiliate	3,636	—	—
Net cash from investing activities	(300,630)	(321,047)	(210,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	348,602	245,549	15,249
Proceeds from sale or issuance of secured notes	288,436	204,799	86,191
Repayments on repurchase transactions	(225,695)	(156,265)	—
Repayments on secured notes	(109,263)	(18,898)	(1,512)
Deferred financing costs on secured notes	(6,080)	(5,059)	(1,759)
Sale of common stock, net of offering costs	31,712	51,408	158,501
Sale of operating partnership units of subsidiary	—	—	9,362
Distribution to non-controlling interest	(618)	(500)	(215)
Dividends paid on common stock	(16,526)	(11,577)	(680)
Net cash from financing activities	310,568	309,457	265,137
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,074	(22,265)	53,099
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	30,834	53,099	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$36,908	$30,834	$53,099
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$18,687	$9,169	$587
Cash paid for income taxes	—	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held for sale	$25,037	$7,922	$349
Issuance of common stock for management fee and compensation expense	$1,468	$1,410	$560
Conversion of short-term loan to AS Ajax E to equity investment in AS Ajax E	$324	—	—
Exchange of membership interest in Little Ajax II for mortgage loans	—	—	$48,280
Loan acquisition payable	—	—	$11,401

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
	From inception (January 30, 2014) through December 31, 2016
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
($ in thousands)	Shares	Amount
Initial capitalization	100	—	$2	—	$2	—	$2
Consolidation of majority-owned subsidiary	—	—	—	—	—	$10,598	10,598
Issuance of shares	11,202,012	$112	158,389	—	158,501	—	158,501
Issuance of Operating Partnership units	—	—	—	—	—	9,362	9,362
Net income	—	—	—	$3,424	3,424	326	3,750
Stock-based management fee expense	14,621	—	477	—	477	—	477
Stock-based compensation expense	7,251	—	83	—	83	—	83
Dissolution of majority-owned subsidiary	—	—	—	—	—	(10,598)	(10,598)
Dividends and distributions	—	—	—	(680)	(680)	(215)	(895)
Balance at December 31, 2014	11,223,984	$112	$158,951	$2,744	$161,807	$9,473	$171,280
Issuance of shares	3,981,714	$40	$51,368	—	$51,408	—	$51,408
Net income	—	—	—	$24,754	24,754	$1,038	25,792
Stock-based management fee expense	87,801	—	1,239	—	1,239	—	1,239
Stock-based compensation expense	8,447	—	171	—	171	—	171
Dividends and distributions	—	—	—	(11,577)	(11,577)	(500)	(12,077)
Balance at December 31, 2015	15,301,946	$152	$211,729	$15,921	$227,802	$10,011	$237,813
Issuance of shares	2,593,262	$27	$31,685	—	$31,712	—	$31,712
Net income	—	—	—	$27,836	27,836	$1,038	28,874
Stock-based management fee expense	65,515	2	1,066	—	1,068	—	1,068
Stock-based compensation expense	161,664	—	400	—	400	—	400
Dividends and distributions	—	—	—	(16,526)	(16,526)	(618)	(17,144)
Balance at December 31, 2016	18,122,387	$181	$244,880	$27,231	$272,292	$10,431	$282,723

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
Note 1 — Organization and Basis of Presentation
Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo, a company affiliated with Aspen Capital. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”) including residential mortgage loans and small balance commercial mortgage loans (“SBC loans”). RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that the Company intends to opportunistically purchase generally have a principal balance of up to $5 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has made targeted investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. While the Company may acquire NPLs from time to time and continue to manage the NPLs on its balance sheet, this asset class is no longer a strategic acquisition target. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager. The Company’s mortgage loans and real properties are serviced by Gregory Funding LLC (“Gregory” or the “Servicer”), also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).
The Company conducts substantially all of its business through its Operating Partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the Operating Partnership. Thetis TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager. The Company elected to treat Thetis TRS as a TRS under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional securitizations. The Company generally securitizes its mortgage loans and retains subordinated securities from the securitizations. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds REO properties acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate LLC is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code. During the first quarter of 2016, the Company formed FLAIAS LLC, a wholly owned subsidiary of the Operating Partnership, to acquire property tax liens in the state of Florida, though this subsidiary’s activities have been minimal to date.
Basis of Presentation and Use of Estimates
The consolidated financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to financial statements. Since the Company commenced operations in July 2014, the Company’s results of operations for the period from inception (January 30, 2014) through December 31, 2014 reflect its results for a partial period only. As a result, a comparison of the results of operations between the 2014, 2015 and 2016 periods may not be comparable and is not indicative of the expected period to period variations.

All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in “Noncontrolling interests” on the consolidated balance sheet. As of December 31, 2016, the Company owned 96.7% of the outstanding OP Units and the remaining 3.3% of the OP Units were owned by an unaffiliated holder.
The Company’s 19.8% investment in the Manager is accounted for using the equity method because it exercises significant influence on the operations of the Manager through common officers and directors. There is no traded or quoted price for the interests in the Manager since it is privately held.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company considers significant estimates to include expected cash flows from mortgage loans and fair value measurements, and the net realizable value of REO properties held for sale.
Note 2 — Summary of Significant Accounting Policies
Mortgage Loans
Purchased mortgage loans are initially recorded at the purchase price, net of any acquisition fees or costs at the time of acquisition and are considered asset acquisitions. As part of the determination of the bid price for mortgage loans, the Company uses a proprietary discounted cash flow valuation model to project expected cash flows, and consider alternate loan resolution probabilities, including liquidation or conversion to REO. Observable inputs to the model include interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines, the value of underlying properties and other economic and demographic data.
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
Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. RPLs have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, non-performing mortgage loans have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss incurred on these loans is recognized in interest income in the period the loan pays in full.
The Company’s accounting for loans under ASC 310-30 gives rise to an accretable yield and a non-accretable amount. The excess of all undiscounted cash flows expected to be collected at acquisition over the initial investment in the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as interest income on a prospective level yield basis over the life of the pool. The excess of a loan’s contractually required payments receivable over the amount of cash flows expected at the acquisition is the non-accretable amount. The Company’s expectation of the amount of cash flows expected to be collected is evaluated at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. If the Company expects to collect lower cash flows over the life of the pool, the Company records an impairment through the allowance for loan losses. Borrower payments on the Company’s mortgage loans are classified as principal, interest, payments of fees or escrow deposits. Amounts applied as interest on the borrower account are similarly classified as interest for accounting purposes and are classified as operating cash flows in the Company’s consolidated Statement of Cash Flows. Amounts applied as principal on the borrower account are classified as investing cash flows in the consolidated Statement of Cash Flows. Amounts received as payments of fees are recorded in other income and classified as operating cash flows in the consolidated Statement of Cash Flows. Escrow deposits are recorded on our Servicer’s balance sheet and do not impact the Company’s cash flow.
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
Real Estate
The Company acquires real estate properties directly from sellers and when it forecloses on a borrower and takes title to the underlying property (REO). REO is recorded at cost if purchased, or at the present value of estimated future cash flows if obtained through foreclosure by the Company. REO that is currently being actively marketed for sale is classified as held-for-sale. REO held-for-sale is carried at the lower of its acquisition basis or net realizable value (estimated fair market value less expected selling costs), appraisals or independent Broker Price Opinions (“BPOs”). Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred.
Rental REO is REO not held-for-sale. Rental REOs are intended to be held as long-term investments but may eventually be held-for-sale. REO is held for investment as rental REO if the modeled present value of the future expected cash flows from use as a rental exceed the present value of expected cash flows from a sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 27.5 years. The Company performs an impairment analysis for all rental REO not held-for-sale using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each REO and expected ownership periods.
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
The Company performs property renovations to maximize the value of the REO for its rental strategy. Such expenditures are part of its investment in a property and, therefore, are capitalized as part of the basis of the property. Subsequently, the residential REO, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.
Secured Borrowings
The Company, through securitization trusts, issues callable debt secured by its mortgage loans in the ordinary course of business. The secured borrowings are structured as debt financings, and the loans remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. These secured borrowing VIEs are structured as pass-through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are amortized on an effective yield basis based on the underlying cash flow of the mortgage loans. The Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.
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

Management Fee and Expense Reimbursement
The Company is a party to the Management Agreement with the Manager, which has a 15-year term, expiring on July 8, 2029. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through Aspen affiliates, provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function which reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.
Under the Management Agreement by and between the Company and the Manager as amended and restated on October 27, 2015, the Company pays a quarterly base management fee based on its stockholders’ equity and a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. See Note 9 — Related party transactions.
Servicing Fees
The Company is also a party to a 15-year Servicing Agreement (the “Servicing Agreement”) with the Servicer, expiring July 8, 2029. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives servicing fees of 0.65% annually of the outstanding Unpaid Principal Balance (UPB) for RPLs and 1.25% annually of the outstanding UPB of NPLs. The determination of RPL or NPL status is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. Servicing fees for the Company’s real property assets are the greater of  (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 9 — Related party transactions.
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
Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of LTIP Units from the Operating Partnership, available for issuance under the Director Plan is 90,000 shares. The Company has issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board, which are subject to a one-year vesting period. In addition, each of the Company’s independent directors receives an annual retainer of  $50,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager, and half in cash. Stock-based expense for the directors’ annual retainer is expensed as earned, in equal quarterly amounts during the year, and recorded in equity at quarter end.
On June 7, 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP Units and LTIP Units, into shares of common stock). Grants of restricted stock to officers of the Company use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates is determined using the stock price as of the date at which the counterparty’s performance is complete. Forfeitures are accounted for in the period in which they occur. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date.
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
Investment in debt securities
The Company’s investment in debt securities is presented on the Company’s consolidated balance sheet at the investment’s amortized cost basis. The Company has the intent and ability to hold its debt securities to maturity and classifies its investments in debt securities as held to maturity. The Company monitors its investments to ensure it does not hold more than 10% of the vote or value of any one issuer.
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
Earnings per Share
Basic EPS is computed by dividing consolidated net income attributable to common stockholders by the weighted average common stock outstanding during the period. The Company treats unvested restricted stock issued under its stock-based compensation plan, which are entitled to non-forfeitable dividends, as participating securities and applies the two-class method in calculating basic EPS. Diluted EPS is computed by dividing consolidated net income attributable to common stockholders and dilutive securities by the weighted average common stock outstanding for the period plus other potentially dilutive securities, such as stock grants, shares that would be issued in the event that OP Units are redeemed for shares of common stock of the Company and shares issued in respect of the stock-based portion of the base fee payable to the Manager and directors’ fees.
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
For valuation purposes, we disclose the fair value of any impaired REO at the lower of its acquisition basis, or its net realizable value (estimated fair market value less expected selling costs). We estimate fair market value using BPOs, comparable sales and competitive market analyses provided by local realtors. We use net realizable value as a proxy for fair value as it represents the liquidation proceeds to us and is most comparable to the fair value disclosure for loans.
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
Thetis TRS, GAJX Real Estate LLC, and any other TRS that the Company forms will be subject to U.S. federal and state income taxes. On February 22, 2016, the Company received a private letter ruling from the Internal Revenue Service regarding the consequences of owning the interest in the Manager through the Operating Partnership. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.
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
Emerging Growth Company
Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period. Its consolidated financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.
Reclassifications
Certain amounts in the Company’s 2015 Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or equity.

Recently Adopted Accounting Standards
In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis. These amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are VIEs, as amended or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company implemented this amendment during its 2016 calendar year. As a result of this implementation, there was no effect on the application of the Company’s consolidation policy.
In April 2015, the FASB issued ASU 2015-03 Interest — Imputation of Interest. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. In June 2015, the FASB issued ASU 2015-15, which acknowledges that the scope of ASU 2015-03 does not include line-of-credit arrangements but indicates that the Securities and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting debt issuance costs for a line-of-credit borrowing arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company implemented this amendment during its 2016 calendar year. The result of this implementation was a reduction of approximately $5.6 million in Prepaid expenses and other assets, and an offsetting reduction of approximately $5.6 million in Secured borrowings in the Company’s opening consolidated balance sheet (December 31, 2015). There was no effect on the presentation of the Company’s Borrowings under repurchase agreement in its consolidated balance sheets as these borrowings are short-term in nature and as such are unaffected by the ASU. Additionally, there was no effect on consolidated net income, or equity.
In March 2016, the FASB issued ASU 2016-09 Compensation — Stock Compensation. The guidance primarily simplifies the accounting for employee share-based payment transactions, including a new requirement to record all of the income tax effects at settlement or expiration through the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early-adopt ASU 2016-09 during the year ended December 31, 2016. Accordingly, the Company has made an entity-wide accounting policy election to account for forfeitures under its equity incentive plan as they occur. There was no effect on consolidated net income or equity.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows — Restricted Cash. ASU 2016-18 provides guidance on the presentation and classification of restricted cash within the statement of cash flows. Specifically, this guidance provides that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has elected to early-adopt ASU 2016-18 during the year ended December 31, 2016. The result of this early adoption is an increase to the ending cash balances in the statements of cash flows for the year ended December 31, 2016 of  $1.2 million, for the year ended December 31, 2015 of  $40,000, and for the period from date of inception (January 30, 2014 through December 31, 2014) of  $0.
Recently Issued Accounting Standards
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
In January 2016, the FASB issued ASU 2016-01 Financial Instruments — Overall. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07 Investments — Equity Method and Joint Ventures which is intended to simplify the transition to the equity method of accounting. The guidance eliminates the retrospective application of the equity method of accounting when obtaining significant influence over a previously held investment. The guidance requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments — Credit Losses. The main objective of this guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. To achieve this, the amendments in this guidance replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Specifically, the amendments in this guidance require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, beginning with fiscal years after December 15, 2018. The Company is currently evaluating the impact on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation — Interests Held through Related Parties That Are under Common Control. ASU 2016-17 is intended to revise guidance from ASU 2015-02 which, in practice, was leading to reporting of financial information that was not useful to financial statement users. Accordingly, ASU 2016-17 provides guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining if the reporting entity is the primary beneficiary of the VIE. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-17 will have on its consolidated financial statements and related disclosures.
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements — Revenue from Contracts with Customers. ASU 2016-20 clarifies and corrects the unintended application of narrow aspects of the guidance in ASU 2014-09, issued in May 2014. ASU 2016-20 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is evaluating the impact of this amendment on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations — Clarifying the Definition of a Business. ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or a business. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2017-01 will have on its consolidated financial statements and related disclosures.
Note 3 — Mortgage Loans
Included on the Company’s consolidated balance sheets as of December 31, 2016 and December 31, 2015 are approximately million $870.6 million and $554.9 million, respectively, of residential and SBC loans at carrying value. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is decreased by an allowance for losses, if any. To date, the Company has not recorded an allowance for losses against its purchased mortgage loans.
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
The following table presents information regarding the accretable yield and non-accretable amount for loans acquired during the following periods. The Company’s loan acquisitions for the year ended December 31, 2016 consisted of 93.1% RPLs, and 6.9% NPLs, and for the year ended December 31, 2015, 85.0% RPLs, and 15.0 % NPLs:
	Year ended December 31, 2016		Year ended December 31, 2015
($ in thousands)	Re-performing loans(1)	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$748,008	$6,387	$752,457	$67,393
Non-accretable amount	(284,901)	(4,143)	(306,722)	(39,352)
Expected cash flows to be collected	463,107	2,244	445,735	28,041
Accretable yield	(106,492)	(222)	(118,673)	(8,281)
Fair value at acquisition	$356,615	$2,022	$327,062	$19,760

(1)
Excludes $78.2 million of RPLs acquired and sold in the third quarter of 2016.

	Year ended December 31, 2016		Year ended December 31, 2015
Accretable yield ($ in thousands)	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$136,455	$18,425	$54,940	$20,686
Accretable yield additions	106,492	222	118,673	8,281
Reclassification from (to) non-accretable amount, net	59,887	1,001	—	—
Accretion	(62,976)	(7,583)	(37,158)	(10,542)
Balance at end of period	$239,858	$12,065	$136,455	$18,425

For the years (or period) ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company recognized no provision for loan loss. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company accreted $70.7 million, $47.7 million, and $6.9 million, respectively, into interest income with respect to its loan portfolio.
During the year ended December 31, 2016, the Company reclassified a net $60.9 million from non-accretable amount to accretable yield, consisting of a $59.9 million transfer from non-accretable amount to accretable yield for RPLs, and a $1.0 million for NPLs. Comparatively, during the year ended December 31, 2015, the Company reclassified $0 from non-accretable amount to accretable yield. The reclassification is based on an updated assessment of projected loan cash flows as compared to the projection at the acquisition date. Substantially fewer loans are defaulting than originally projected at acquisition, resulting in greater total cash flows being collected over a longer period of time. Performing loans have a longer duration than NPLs and generate higher cash flows over the expected life of the loan. This is offset by the removal of the accretable yield on loans converted to REO, which are removed from the mortgage loan pool.
The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of December 31, 2016 and December 31, 2015:
	December 31, 2016			December 31, 2015
($ in thousands)	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	2,306	$419,643	$510,058	1,072	$196,873	$251,216
30	797	141,228	173,482	521	91,502	118,895
60	482	84,498	101,727	353	57,344	72,870
90	911	143,061	179,718	898	133,386	174,979
Foreclosure	414	82,157	105,208	405	75,772	107,749
Mortgage loans	4,910	$870,587	$1,070,193	3,249	$554,877	$725,709

Note 4 — Real Estate Assets, Net
The Company primarily acquires REO when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date. Additionally, from time to time, the Company will acquire real estate assets in purchase transactions.
Rental Property
As of December 31, 2016, the Company owned three REO properties with an aggregate carrying value of  $1.3 million held for investment as rentals, at which time two properties were rented. Two of these properties were acquired, and one was acquired through foreclosure. As of December 31, 2015, the Company had one REO property having a carrying value of  $0.1 million held for use as a rental, which was rented at that time.

Property Held-for-Sale
The Company classifies REO as held-for-sale if the REO is being actively marketed for sale. As of December 31, 2016 and December 31, 2015, the Company’s net investments in REO held-for-sale were $23.9 million and $10.3 million, respectively. At December 31, 2016, all of the Company’s 149 properties held-for-sale with a carrying value of  $23.9 million had been acquired through foreclosure and reclassified out of its mortgage loan portfolio. As of December 31, 2015, 55 of the Company’s property held-for sale with an aggregate carrying value of  $6.8 million had been acquired through foreclosure and reclassified out of its mortgage loan portfolio.
The following table presents the activity in the Company’s carrying value of REO held-for-sale for the years ended December 31, 2016 and December 31, 2015:
	For the year ended
Property Held-for-sale ($ in thousands)	December 31, 2016		December 31, 2015
	Count	Amount	Count	Amount
Balance at beginning of period	73	$10,333	12	$1,316
Transfers from mortgage loans	158	24,095	72	7,922
Adjustments to record at lower of cost or fair value	—	(2,011)	—	(99)
Disposals	(82)	(8,991)	(23)	(2,269)
Purchase of REO	—	—	12	2,942
Other	—	456	—	521
Balance at end of period	149	$23,882	73	$10,333

Dispositions
During the years ended December 31, 2016 and December 31, 2015, the Company sold 82 and 23 REO properties, realizing a net gain of approximately $0.1 million and approximately $0.3 million, respectively, which are included in Other Income on the Company’s consolidated statements of income. Following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held-for-sale at the end of the year, an impairment of approximately $2.0 million was recorded to reflect certain REO properties at the lower of cost or estimated net realizable value. The Company recorded a lower of cost or estimated fair market value adjustment in 2015 of  $0.1 million, and no adjustment for the period from inception (January 30, 2014) through December 31, 2014.
Note 5 — Fair Value
The following tables set forth the fair value of certain assets and liabilities by level within the fair value hierarchy as of December 31, 2016 and December 31, 2015:
		Level 1	Level 2	Level 3
December 31, 2016 ($ in thousands)	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans, net	$870,587	—	—	$930,226
Impaired REO held for sale net at NRV	$8,797	—	$8,797	—
Investment in securities	$6,323	—	$6,323	—
Not recognized on consolidated balance sheet at fair value (liabilities)
Secured borrowings	$442,670	—	—	$436,623
Borrowings under repurchase transactions	$227,440	—	$227,440	—

		Level 1	Level 2	Level 3
December 31, 2015 ($ in thousands)	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated balance sheet at fair value (assets)
Mortgage loans, net	$554,877	—	—	$627,112
Property held for sale	$10,333	—	$12,581	—
Investment in securities	—	—	—	—
Not recognized on consolidated balance sheet at fair value (liabilities)
Secured borrowings	$265,006	—	—	$259,646
Borrowings under repurchase transactions	$104,533	—	$104,533	—
The Company has not transferred any assets from one level to another level during either the year ended December 31, 2016 or the year ended December 31, 2015.
The carrying values of its cash and cash equivalents, cash held in trust, receivable from Servicer, investment in affiliates, prepaid expenses and other assets, management fee payable and accrued expenses and other liabilities are equal to or approximate fair value.
For valuation purposes, the Company discloses the fair value of impaired REO held for sale at the lower of its acquisition basis, or its net realizable value (estimated fair market value less expected selling costs). Fair market value is estimated using BPOs, comparable sales and competitive market analyses provided by local realtors. Net realizable value is used as a proxy for fair value as it represent the liquidation proceeds to the Company and is most comparable to the fair value disclosure for loans,
The Company’s investment in securities was acquired in October 2016. Due to the short duration of the holding through the December 31, 2016 balance sheet date, the fair value had not materially diverged from the Company’s cost basis.
The Company’s borrowings under repurchase transactions are short-term in nature, and the Company’s management believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the fair value of these borrowings approximates carrying value.
The fair value of secured debt is estimated using the Manager’s proprietary pricing model, which estimates expected cash flows of the underlying mortgage loans which collateralize the debt, and which drive the cash flows used to make interest payments. The discount rate used in the present value calculation represents the estimated effective yield of the mortgages.
The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model, which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to REO is based upon the present value of future expected cash flows of the loans being transferred.
Significant changes to any of the unobservable inputs used in the fair value measurement of the Company’s mortgage loans including discount rates and loan resolution timelines among others, in isolation, could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of the Company’s mortgage loans as of December 31, 2016 and December 31, 2015:
Range of Values
Input	December 31, 2016	December 31, 2015
Equity discount rate – Re-performing loans	5% – 10%	7% – 14%
Equity discount rate – Non-performing loans	10%	10% – 18%
Loan resolution timelines – Re-performing loans (in years)	0.6 – 7	4 – 7
Loan resolution timelines – Non-performing loans (in years)	0.1 – 7	1.4 – 4
Note 6 — Unconsolidated Affiliates
The Company holds a 40.5% interest in a Delaware trust, GA-E 2014-12, which holds an economic interest in a single SBC loan secured by a commercial property in Portland, Oregon. The Company accounts for its investment in GA-E 2014-12 using the equity method.
Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. The Company accounts for its investment in the Manager using the equity method.
On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made, and the Company’s ownership interest in AS Ajax E, was reduced to a lower percentage of the total. At December 31, 2016, the Company’s interest in AS Ajax E was approximately 16.5%. The Company accounts for its investment using the equity method.
During the year ended December 31, 2016, the Company sold $78.2 million of RPLs for total proceeds of  $78.1 million to Ajax E Master Trust. Additionally, the Company made a loan to AS Ajax E LLC in the amount of  $4.0 million at Libor plus 5.22% to fund its interest in the purchase, which was subsequently repaid during the year, less $0.3 million which was converted to equity.
The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share:
Net income, assets and liabilities at 100%
($ in thousands)
Net income at 100%	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
GA-E 2014-12	$762	$871	$97
Thetis Asset Management	$1,100	$998	$56
AS Ajax E LLC	$138	$—	$—
	December 31, 2016		December 31, 2015
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$6,259	$—	$5,966	$—
Thetis Asset Management	$4,846	$1,167	$3,028	$520
AS Ajax E LLC	$7,964	$12	$—	$—

Net income, assets and liabilities at Company share
($ in thousands)
Net income at Company share	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
GA-E 2014-12	$308	$353	$39
Thetis Asset Management	$218	$198	$11
AS Ajax E LLC	$32	$—	$—
	December 31, 2016		December 31, 2015
Assets and Liabilities at Company share	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$2,535	$—	$2,416	$—
Thetis Asset Management	$960	$231	$600	$103
AS Ajax E LLC	$1,314	$2	$—	$—
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
At December 31, 2016, the Company had commitments to purchase 49 RPLs secured by single and one-to-four family residences with aggregate UPB of  $9.3 million. The purchase price equals 78.5% of UPB and the estimated market value of the underlying collateral is $15.1 million. In three transactions from three different sellers the purchase price equaled 48.2% of the estimated market value of the underlying collateral. As of year end, we have not entered into a definitive agreement with respect to these loans, and there is no assurance that we will enter into a definitive agreement relating to these loans or, if such an agreement is executed, that we will actually close these acquisitions.
Litigation, Claims and Assessments
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2016, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.
Note 8 — Debt
Repurchase Agreement
The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” Each facility has a ceiling of $200.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Company’s Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity the Company has in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has effective control over the assets subject to these transactions; therefore the Company’s repurchase transactions are accounted for as financing arrangements.

The Servicer services these mortgage loans pursuant to the terms of a Servicing Agreement by and among the Servicer and each Buyer which Servicing Agreement has the same fees and expenses terms as the Company’s Servicing Agreement described under Note 9 — Related party transactions. The Operating Partnership as guarantor will provide to the buyers a limited guaranty of certain losses incurred by the buyers in connection with certain events and/or the seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the seller, the occurrence of certain bad acts by the Seller, the occurrence of certain insolvency events of the seller or other events specified in the Guaranty. As security for its obligations under the Guaranty, the guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.
Additionally, the Company has sold subordinate securities from its mortgage securitizations in repurchase transactions. The following table sets forth the details of the Company’s repurchase transactions and facilities:
($ in thousands)			December 31, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Interest Rate
March 9, 2017	September 9, 2016	$10,310	$10,309	$14,728	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	3.34%
May 8, 2017	November 9, 2016	14,986	14,986	21,409	3.35%
November 21, 2017	November 22, 2016	200,000	21,302	36,044	4.20%
July 12, 2019	July 15, 2016	200,000	170,046	226,192	3.25%
Totals		$436,093	$227,440	$313,797	3.35%

($ in thousands)			December 31, 2015
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Interest Rate
March 30, 2016	September 30, 2015	$10,838	$10,838	$15,483	2.53%
June 23, 2016	December 23, 2015	9,374	9,374	13,391	2.91%
November 22, 2016	November 24, 2015	200,000	84,321	135,736	4.17%
Totals		$220,212	$104,533	$164,610	3.91%

The guaranty establishes a master netting arrangement; the arrangement does not meet the criteria for offsetting. The amount outstanding on the Company’s repurchase facility and the carrying value of the Company’s collateral are presented as gross amounts in the Company’s consolidated balance sheets at December 31, 2016 and December 31, 2015.
($ in thousands)	Gross amounts not offset in balance sheet
Balance sheet date	Gross amount of recognized liabilities	Gross amount pledged as collateral	Net amount
December 31, 2016	$227,440	$313,797	$86,357
December 31, 2015	$104,533	$164,610	$60,077

Secured Borrowings
From the commencement of operations to December 31, 2016, the Company has completed eight securitizations pursuant to Rule 144A under the Securities Act of 1933, two of which were called in October 2016. The securitizations are structured as debt financings and not sales through a REMIC, and the loans included in the securitizations remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The VIEs are structured as pass-through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
The Company’s securitizations are structured with Class A notes, Class B notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. For each of the Company’s eight securitizations through December 31, 2016, the Company has retained the Class B note and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.
The following table sets forth the original terms of all securitization notes outstanding at December 31, 2016 at their respective cutoff dates:
Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2015-A/May 2015	Class A notes due 2054	$35.6 million	3.88%
	Class B-1 notes due 2054(1)(3)	$8.7 million	5.25%
	Class B-2 notes due 2054(1)(3)	$8.7 million	5.25%
	Trust certificates(2)	$22.8 million	—
	Deferred issuance costs	$(0.8) million	—
Ajax Mortgage Loan Trust 2015-B/July 2015	Class A notes due 2060	$87.2 million	3.88%
	Class B-1 notes due 2060(1)(3)	$15.9 million	5.25%
	Class B-2 notes due 2060(1)(3)	$7.9 million	5.25%
	Trust certificates(2)	$47.5 million	—
	Deferred issuance costs	$(1.5) million	—
Ajax Mortgage Loan Trust 2015-C/November 2015	Class A notes due 2057	$82.0 million	3.88%
	Class B-1 notes due 2057(1)(3)	$6.5 million	5.25%
	Class B-2 notes due 2057(1)(3)	$6.5 million	5.25%
	Trust certificates(2)	$35.1 million	—
	Deferred issuance costs	$(2.7) million	—
Ajax Mortgage Loan Trust 2016-A/April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1)(3)	$7.9 million	5.25%
	Class B-2 notes due 2064(1)(3)	$7.9 million	5.25%
	Trust certificates(2)	$41.3 million	—
	Deferred issuance costs	$(2.7) million	—
Ajax Mortgage Loan Trust 2016-B/August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1)(3)	$6.6 million	5.25%
	Class B-2 notes due 2065(1)(3)	$6.6 million	5.25%
	Trust certificates(2)	$34.1 million	—
	Deferred issuance costs	$(1.6) million	—
Ajax Mortgage Loan Trust 2016-C/October 2016	Class A notes due 2057	$102.6 million	4.00%
	Class B-1 notes due 2057(1)(3)	$7.9 million	5.25%
	Class B-2 notes due 2057(1)(3)	$7.9 million	5.25%
	Trust certificates(2)	$39.4 million	—
	Deferred issuance costs	$(1.6) million	—

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

Servicing for the mortgage loans in the Company’s securitizations is provided by the Servicer at a servicing fee rate of 0.65% annually of outstanding UPB for RPLs at acquisition and 1.25% annually of outstanding UPB for loans that are non-performing at acquisition, and is paid monthly. The determination of RPL or NPL status is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at December 31, 2016 and December 31, 2015, and the securitization cutoff date:
	Balances at December 31, 2016		Balances at December 31, 2015		Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance	Carrying value of mortgages	Bond principal balance	Mortgage UPB	Bond principal balance
2014-A(1)	$—	$—	$55,098	$36,463	$81,405	$45,000
2014-B(1)	—	—	66,292	35,646	91,535	41,191
2015-A	51,388	29,476	53,673	33,674	75,835	35,643
2015-B	104,111	75,258	115,395	84,973	158,498	87,174
2015-C	100,614	66,979	108,238	79,824	130,130	81,982
2016-A	118,189	96,158	—	—	158,485	101,431
2016-B	97,660	80,672	—	—	131,746	84,430
2016-C	126,681	101,209	—	—	157,808	102,575
	$598,643	$449,752	$398,696	$270,580	$985,442	$579,426

(1)
Bonds issued under 2014-A and 2014-B were called in October 2016.

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.
Note 9 — Related Party Transactions
The Company’s consolidated statements of income included the following significant related party transactions:
	Year ended December 31, 2016
($ in thousands)	Amount	Counterparty	Consolidated Statement of Income location
Loan servicing fees	$6,262	Gregory	Related party expense – loan servicing fees
Management fee	$3,949	Thetis	Related party expense – management fee
Due diligence and related loan acquisition costs	$100	Gregory	Loan transaction expense
Expense reimbursements	$67	Gregory	Other fees and expenses
Expense reimbursements	$28	Thetis	Other fees and expenses
	Year ended December 31, 2015
	Amount	Counterparty	Consolidated Statement of Income location
Loan servicing fees	$3,993	Gregory	Related party expense – loan servicing fees
Management fee	$3,353	Thetis	Related party expense – management fee
Due diligence and related loan acquisition costs	$75	Gregory	Loan transaction expense
Expense reimbursements	$—	Gregory	Other fees and expenses
Expense reimbursements	$—	Thetis	Other fees and expenses

	Period from date of inception (January 30, 2014) through December 31, 2014
	Amount	Counterparty	Consolidated Statement of Income location
Loan servicing fees	$485	Gregory	Related party expense – loan servicing fees
Management fee	$956	Thetis	Related party expense – management fee
Due diligence and related loan acquisition costs	$12	Aspen Yo	Loan transaction expense
Expense reimbursements	$58	Thetis	Professional fees
Expense reimbursements	$—	Thetis	Other fees
The Company’s consolidated balance sheets included the following significant related party balances:
	December 31, 2016
($ in thousands)	Amount	Counterparty	Consolidated Balance Sheet location
Receivables from Servicer	$12,481	Gregory	Receivable from Servicer
Investment in subordinated debt securities	$6,323	Oileus Residential Loan Trust	Investment in securities
Management fee payable	$750	Thetis	Management fee payable
Servicing fees payable	$195	Gregory	Accrued expenses and other liabilities
Insurance expense reimbursement receivable	$—	Thetis	Prepaid expenses and other assets
	December 31, 2015
	Amount	Counterparty	Consolidated Balance Sheet location
Receivables from Servicer	$5,444	Gregory	Receivable from Servicer
Investment in subordinated debt securities	$—	Oileus Residential Loan Trust	Investment in debt securities
Management fee payable	$677	Thetis	Management fee payable
Servicing fees payable	$152	Gregory	Accrued expenses and other liabilities
Insurance expense reimbursement receivable	$37	Thetis	Prepaid expenses and other assets
Additionally, Gregory is the holder of record for one loan each in Georgia and Illinois because the Company does not hold the necessary licenses to hold those assets directly in such states. Gregory sells a 95% participation interest in the assets to the Company in exchange for 95% of the purchase price for the assets to be purchased by Gregory, which pays for the balance of such assets.
During October 2016, the Company acquired 370 RPLs with aggregate UPB of  $69.9 million in three transactions from three related party trusts. These loans, which have been serviced by Gregory, have made at least 24 payments of scheduled principal and interest in the last 24 months and have a weighted average coupon of 5.84%. The loans were acquired at 93% of UPB and the estimated market value of the underlying collateral is $92.2 million.
In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party. At December 31, 2016, these securities were carried on the Company’s consolidated balance sheet at an amortized cost basis of  $6.3 million, which approximates fair value. The notes have a stated final maturity of October 25, 2056.
Management Agreement
The Company is a party to the Management Agreement with the Manager, which expires on July 8, 2029. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through Aspen affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees paid directly by them and does not expect to have any employees paid directly by them in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the Manager.
The base management fee equals 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means: the sum of  (i) the net proceeds from any issuances of common stock or other equity securities issued by the Company or the Operating Partnership (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) the Company’s and the Operating Partnership’s (without double counting) retained earnings calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that the Company or the Operating Partnership pays to repurchase shares of common stock or OP Units since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in the Company’s consolidated financial statements prepared in accordance with U.S. GAAP, and (C) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s consolidated financial statements.
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
The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, of 20% of the amount by which total dividends on common stock and distributions on OP units exceeds 8% of book value. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company’s common stock and 80% of the remaining incentive fee is payable in cash. To date, no incentive fees have been paid to the Manager.
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
The Company will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of  (i) a termination by the Company without cause, (ii) its decision not to renew the Management Agreement upon the determination of at least two thirds of the Company’s independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of the Company becoming regulated as an “investment company” under the Investment Company Act (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by the Company’s Board of Directors), or (iv) a termination by the Manager if the Company defaults in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to twice the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.
Servicing Agreement
The Company is also a party to the “Servicing Agreement, expiring July 8, 2029, with the Servicer. The Company’s overall servicing costs under the Servicing Agreement will vary based on the types of assets serviced.
Servicing fees range from 0.65% to 1.25% annually of current UPB (or the fair market value or purchase price of REO the Company owns or acquires), and are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that Gregory services pursuant to the terms of the Servicing Agreement. The fees are determined based on the loan’s status at acquisition and do not change if a performing loan becomes non-performing or vice versa.
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
If the Servicing Agreement has been terminated other than for cause and/or the Servicer terminates the Servicing Agreement, the Company will be required to pay a termination fee equal to the aggregate servicing fees payable under the Servicing Agreement for the immediate preceding 12-month period.
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
Note 10 — Stock-based Payments and Director Fees
Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. The Company paid the Manager a base fee for the year ended December 31, 2016 of  $3.9 million, of which the stock-based portion consists of $1.1 million in 70,957 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions, with 20,352 shares still issuable at December 31, 2016. See Note 9 — Related party transactions.

In addition, each of the Company’s independent directors receives an annual retainer of  $50,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash. The following table sets forth the Company’s stock-based management fees and independent director fees:
Management Fees and Director Fees
	For the year ended December 31, 2016		For the year ended December 31, 2015		For the year ended December 31, 2014
($ in thousands except share amounts)	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	70,957	$1,067	85,497	$1,239	31,835	$477
Independent director fees	6,648	100	6,872	100	2,502	38
	77,605	$1,167	92,369	$1,339	34,337	$515

(1)
All management fees and independent director fees are fully expensed in the period in which they are incurred.

(2)
Vesting occurs ratably over a three year period with restrictions on sale restricted until the third anniversary of the grant date.

Restricted Stock
Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period upon initial appointment to the Company’s Board. On August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the vesting date. Grants of restricted stock to officers of the Company use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates is determined using the stock price as of the date at which the counterparty’s performance is complete.
The following table sets forth the activity in the Company’s restricted stock plans:
($ in thousands, except share and per share amounts)
					Non-vested shares at December 31, 2016		Fully-vested shares at December 31, 2016
Year ended December 31, 2016	Total shares granted	Shares granted during the year	Total expected cost of grant	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Weighted average grant date fair value
Directors’ Grants(1)	10,000	2,000	$28	$16	2,000	$13.79	8,000	$13.79
Employee and Service Provider Grant(2)	153,000	153,000	2,053	284	153,000	13.50	—	—
Totals	163,000	155,000	$2,081	$300	155,000	$13.50	8,000	$13.79

(1)
Vesting period is one year from grant date. Weighted average remaining life of grant at December 31, 2016 is 0.5 years.

(2)
Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2016 is 2.6 years.

					Non-vested shares at December 31, 2015		Fully-vested shares at December 31, 2015
Year ended December 31, 2015	Total shares granted	Shares granted during the year	Total expected cost of grant	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Weighted average grant date fair value
Directors’ Grants(1)	8,000	2,000	$29	$71	2,000	$14.25	6,000	$14.25
Employee and Service Provider Grant(2)	—	—	—	—	—	—	—
Totals	8,000	2,000	$29	$71	2,000	$14.25	6,000	$14.25

(1)
Vesting period is one year from grant date.

(2)
Vesting is ratable over three-year period from grant date.

					Non-vested shares at December 31, 2014		Fully-vested shares at December 31, 2014
Period from date of inception (January 30, 2014) through December 31, 2014	Total shares granted	Shares granted during the period	Total expected cost of grant	Grant expense recognized for the period	Shares	Per share grant fair value	Shares	Weighted average grant date fair value
Directors’ Grants(1)	6,000	6,000	$90	$45	6,000	$15.00	—	$—
Employee and Service Provider Grant(2)	—	—	—	—	—	—	—	—
Totals	6,000	6,000	$90	$45	6,000	$15.00	—	$—

(1)
Vesting period is one year from grant date.

(2)
Vesting is ratable over three-year period from grant date.

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
For the year ended December 31, 2016, the Company’s taxable income was $15.9 million, with a provision for income taxes of  $35,000. For the year ended December 31, 2015, the Company’s taxable income was $10.8 million, with a provision for income taxes of  $2,000. Since inception (January 30, 2014) to December 31, 2014, the Company’s taxable income was $0.7 million with a provision for income taxes of $0. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at December 31, 2016 or December 31, 2015. The Company also recorded no interest or penalties during 2016, or for either the year ended December 31, 2015 or the period from inception (January 30, 2014) through December 31, 2015.

Note 12 — Earnings per Share
The following table sets forth the components of basic and diluted EPS:
	Year ended December 31, 2016
($ in thousands, except share and per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated income attributable to common stockholders	$27,836	16,742,882
Allocation of earnings to participating restricted shares	(140)	—
Consolidated income attributable to unrestricted common stockholders	$27,696	16,742,882	$1.65
Effect of dilutive securities
Operating Partnership units	1,038	624,106
Restricted stock grants and Manager and director fee shares	140	84,919
Diluted EPS
Consolidated income attributable to common stockholders and dilutive securities	$28,874	17,451,907	$1.65

	Year ended December 31, 2015
($ in thousands, except share and per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated income attributable to common stockholders	$24,754	14,711,610
Allocation of earnings to participating restricted shares	(62)	—
Consolidated income attributable to unrestricted common stockholders	$24,692	14,711,610	$1.68
Effect of dilutive securities
Operating Partnership units	1,038	624,106
Restricted stock grants and Manager and director fee shares	62	36,772
Diluted EPS
Consolidated income attributable to common stockholders and dilutive securities	$25,792	15,372,488	$1.68

	Period from Inception (January 30, 2014) through December 31, 2014
($ in thousands, except share and per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated income attributable to common stockholders	$3,424	8,360,432
Allocation of earnings to participating restricted shares	(11)	—
Consolidated income attributable to unrestricted common stockholders	$3,413	8,360,432	$0.41
Effect of dilutive securities
Operating Partnership units	147	461,964
Restricted stock grants and Manager and director fee shares	11	26,659
Diluted EPS
Consolidated income attributable to common stockholders and dilutive securities	$3,571	8,849,055	$0.40

Note 13 — Quarterly Financial Information (unaudited):
The following table sets forth our quarterly financial information:
($ in thousands)
For the year ended December 31, 2016	First quarter	Second quarter	Third quarter	Fourth quarter
Total income	$11,411	$10,688	$11,619	$10,969
Income before provision for income tax	$7,960	$6,887	$7,905	$6,157
Net income attributable to common stockholders	$7,651	$6,605	$7,623	$5,957
Basic earnings common share	$0.50	$0.42	$0.42	$0.33
Diluted earnings per common share	$0.50	$0.42	$0.42	$0.33
For the year ended December 31, 2015	First quarter	Second quarter	Third quarter	Fourth quarter
Total income	$6,033	$8,810	$10,936	$11,689
Income before provision for income tax	$3,815	$5,675	$7,933	$8,371
Net income attributable to common stockholders	$3,640	$5,436	$7,614	$8,064
Basic earnings common share	$0.28	$0.36	$0.50	$0.53
Diluted earnings per common share	$0.28	$0.36	$0.50	$0.53
Note 14 — Subsequent Events
Loan Acquisitions
During January and February 2017, we acquired 21 RPLs with an aggregate UPB of  $2.9 million in three transactions. The loans were acquired at 93.6% of UPB and the estimated market value of the underlying collateral is $5.5 million. The purchase price equaled 48.8% of the estimated market value of the underlying collateral.
Additionally, we have agreed to acquire, subject to due diligence, 18 RPLs with aggregate UPB of  $3.0 million in three transactions from three different sellers. The purchase price equals 85.0% of UPB and 57.9% of the estimated market value of the underlying collateral of  $4.4 million. We have not entered into a definitive agreement with respect to these loans, and there is no assurance that we will enter into a definitive agreement relating to these loans or, if such an agreement is executed, that we will actually close the acquisitions or that the terms will not change.

Dividend Declaration
On February 16, 2017, the Company’s Board of Directors declared a dividend of  $0.25 per share, to be paid on March 31, 2017 to stockholders of record as of March 15, 2017.
Management Fees
On February 22, 2017, the Company issued 20,352 shares of its common stock to the Manager in payment of the portion of the Base Management Fee which is payable in common stock for the fourth quarter of 2016 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2016.
Directors’ Retainer
On February 22, 2017, the Company issued each of each of its four independent directors 415 shares of its common stock in payment of half of their quarterly director fees for the fourth quarter of 2016.
On February 16, 2017, our Board of Directors authorized an increase in the annual compensation of our independent directors from $50,000 to $75,000, payable half in shares of common stock of the Company and half in cash.

Schedule IV

Mortgage loans on real estate
December 31, 2016
($ in thousands)
Description (face value of loan)	Loan Count	Interest rate	Maturity	Carrying amount of mortgages(1)	Principal amount subject to delinquent principal and interest	Amount of balloon payments at maturity
$0 – 49,999	418	0.00% – 14.78%	08/13/2008 – 10/01/2056	$11,300	$6,084	$1,361
$50,000 – 99,999	822	1.88% – 12.75%	09/01/2009 – 08/01/2065	50,820	27,171	5,081
$100,000 – 149,999	945	1.00% – 13.34%	04/19/2009 – 07/01/2064	96,684	57,161	9,184
$150,000 – 199,999	691	2.00% – 12.13%	10/26/2005 – 11/01/2056	98,137	57,646	10,728
$200,000 – 249,999	523	1.99% – 10.95%	08/01/2019 – 10/01/2056	93,993	51,357	14,628
$250,000+	1,511	1.00% – 11.39%	01/01/2014 – 05/01/2066	519,652	255,508	120,483
Total	4,910			$870,587	$454,927	$161,465

(1)
The aggregate cost for federal income tax purposes is ($825.9 million) as of December 31, 2016.

The following table sets forth the activity in our mortgage loans:
($ in thousands)
Mortgage loans	January 1, 2016 through December 31, 2016
Beginning balance	$554,877
Mortgage loan portfolio acquisitions	434,782
Sale of mortgage loans	(78,162)
Accretion recognized	70,558
Mortgage loan payments	(89,769)
Transfers of mortgage loans to REO	(25,037)
Other	3,338
Ending balance	$870,587