Form 10-Q
period 2017-03-31
Great Ajax Corp.
filed 2017-05-03
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2017, 18,794,635 of the Registrant’s common stock, par value $0.01 per share, were outstanding which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.

 -i-

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except shares and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$29,840	$35,723
Cash held in trust	714	1,185
Mortgage loans(1)	856,756	870,587
Property held-for-sale, net	27,339	23,882
Rental property, net	1,552	1,289
Investment in debt securities	6,255	6,323
Receivable from servicer	13,695	12,481
Investment in affiliates	4,324	4,253
Prepaid expenses and other assets	1,637	1,679
Total assets	$942,112	$957,402

LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(2)	$428,168	$442,670
Borrowings under repurchase agreement	222,797	227,440
Management fee payable	750	750
Accrued expenses and other liabilities	3,253	3,819
Total liabilities	654,968	674,679
Commitments and contingencies- see Note 7
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.01 par value; 125,000,000 shares authorized, 18,146,998 shares at March 31, 2017 and 18,122,387 shares at December 31, 2016 issued and outstanding	181	181
Additional paid-in capital	245,436	244,880
Retained earnings	31,104	27,231
Accumulated other comprehensive loss	(140)	-
Equity attributable to common stockholders	276,581	272,292
Non-controlling interests	10,563	10,431
Total equity	287,144	282,723
Total liabilities and equity	$942,112	$957,402

(1)	Mortgage loans include $586,076 and $598,643 of loans at March 31, 2017 and December 31, 2016, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8—Debt.

(2)	Secured borrowings are presented net of deferred issuance costs.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except shares and per share data)

	Three months ended
	March 31, 2017	March 31, 2016
INCOME

Interest income	$20,807	$15,880
Interest expense	(7,651)	(4,987)
Net interest income	13,156	10,893

Income from investment in Manager	49	44
Other income	462	519
Total income	13,667	11,456

EXPENSE
Related party expense – loan servicing fees	1,904	1,403
Related party expense – management fees	1,072	906
Loan transaction expense	525	213
Professional fees	480	414
Real estate operating expense	324	207
Other expense	663	353
Total expense	4,968	3,496

Income before provision for income tax	8,699	7,960
Provision (benefit) for income tax	1	(3)
Consolidated net income	8,698	7,963
Less: consolidated net income attributable to the non-controlling interests	289	312
Consolidated net income attributable to common stockholders	$8,409	$7,651
Basic earnings per common share	$0.46	$0.50
Diluted earnings per common share	$0.46	$0.50

Weighted average shares – basic	17,976,710	15,306,519
Weighted average shares – diluted	18,791,231	15,959,202

The accompanying notes are an integral part of the consolidated interim financial statements.

2

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPRHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2017	2016

Consolidated net income attributable to common stockholders	$8,409	$7,651
Other comprehensive loss:
Net unrealized loss on investment, net of non-controlling interest	(140)	-
Comprehensive income	$8,269	$7,651

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$8,698	$7,963
Adjustments to reconcile consolidated net income to net cash from operating activities
Stock-based management fee and compensation expense	523	254
Non-cash interest income accretion	(9,840)	(9,004)
Discount amortization on investment in debt securities	(72)	-
Gain on sale of property	(109)	(545)
Depreciation of property	9	5
Impairment of real estate owned	309	45
Amortization of prepaid financing costs	1,200	1,159
Net change in operating assets and liabilities
Prepaid expenses and other assets	(205)	(1,695)
Receivable from servicer	(1,377)	(2,664)
Undistributed income from investment in affiliates	(139)	(122)
Accrued expenses, management fee payable, and other liabilities	(566)	1,499
Net cash (used in) operating activities	(1,569)	(3,105)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(5,572)	(37,205)
Principal paydowns on mortgage loans	21,306	11,020
Proceeds from sale of property held-for-sale	4,171	2,359
Investment in equity method investee	-	(1,111)
Distribution from affiliates	68	48
Renovations of rental property and property held-for-sale	-	(240)
Net cash provided by (used in) investing activities	19,973	(25,129)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	34	33,459
Repayments on repurchase transactions	(4,677)	(1,496)
Repayments on secured notes	(15,455)	(5,777)
Sale of common stock pursuant to dividend reinvestment plan	33	-
Distribution to non-controlling interest	(157)	(150)
Dividends paid on common stock	(4,536)	(3,676)
Net cash (used in) provided by financing activities	(24,758)	22,360
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,354)	(5,874)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	$36,908	$30,834
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$30,554	$24,960
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,245	$3,241
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$8,100	$5,911
Issuance of common stock for management and director fees	$523	$254
Transfer of property held-for-sale to loans	$-	$143
Non-cash adjustments to basis in mortgage loans	$163	$-

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2015	15,301,946	$152	$211,729	$15,921	$-	$227,802	$10,011	$237,813
Net income	-	-	-	7,651	-	7,651	312	7,963
Stock-based management fee expense	14,910	-	227	-	-	227	-	227
Stock-based compensation expense	1,676	-	27	-	-	27	-	27
Dividends and distributions	-	-	-	(3,676)	-	(3,676)	(150)	(3,826)
Balance at March 31, 2016	15,318,532	$152	$211,983	$19,896	$-	$232,031	$10,173	$242,204

Balance at December 31, 2016	18,122,387	$181	$244,880	$27,231	$-	$272,292	$10,431	$282,723
Net income	-	-	-	8,409	-	8,409	289	8,698
Issuance of shares	2,599	-	33	-	-	33	-	33
Stock-based management fee expense	20,352	-	322	-	-	322	-	322
Stock-based compensation expense	1,660	-	201	-	-	201	-	201
Dividends and distributions	-	-	-	(4,536)	-	(4,536)	(157)	(4,693)
Other comprehensive loss	-	-	-	-	(140)	(140)	-	(140)
Balance at March 31, 2017	18,146,998	$181	$245,436	$31,104	$(140)	$276,581	$10,563	$287,144

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2017

(Unaudited)

Note 1 — Organization and basis of presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo, a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”) including residential mortgage loans and small balance commercial mortgage loans (“SBC loans”) and originations of SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that the Company intends to opportunistically target, through acquisitions, or originations, generally have a principal balance of up to $5 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has also targeted investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. While the Company may acquire NPLs from time to time and continues to manage the NPLs on its consolidated Balance Sheet, this asset class is no longer a strategic acquisition target. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager. The Company’s mortgage loans and real properties are serviced by Gregory Funding LLC (“Gregory” or the “Servicer”), also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional securitizations. The Company generally securitizes its mortgage loans and retains subordinated securities from the securitizations. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate LLC is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code.

Basis of presentation and use of estimates

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the period ended December 31, 2016, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2017.

Interim financial statements are unaudited and prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017. The consolidated interim financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements.

All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated Balance Sheet. As of March 31, 2017, the Company owned 96.7% of the outstanding operating partnership units (“OP Units”) and the remaining 3.3% of the OP Units are owned by an unaffiliated holder.

The Company’s 19.8% investment in the Manager is accounted for using the equity method because the Company exercises significant influence on the operations of the Manager through common officers and directors. There is no traded or quoted price for the interests in the Manager since it is privately held.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company considers significant estimates to include expected cash flows from mortgage loans and fair value measurements, and the net realizable value of REO properties held-for-sale.

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

Loans acquired with deterioration in credit quality

The loans acquired by the Company have generally suffered some credit deterioration subsequent to origination. As a result, the Company is required to account for the mortgage loans pursuant to ASC 310-30, Accounting for Loans with Deterioration in Credit Quality. The Company’s recognition of interest income for loans within the scope of ASC 310-30 is based upon its having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses expected cash flows to apply the interest method of income recognition.

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. RPLs have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, NPLs have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain on these loans is recognized as Interest income in the period the loan pays in full.

The Company’s accounting for loans under ASC 310-30 gives rise to an accretable yield and a non-accretable amount. The excess of all undiscounted cash flows expected to be collected at acquisition over the initial investment in the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as Interest income on a prospective level yield basis over the life of the pool. The excess of a loan’s contractually required payments over the amount of cash flows expected at the acquisition is the non-accretable amount. The Company’s expectation of the amount of undiscounted cash flows expected to be collected is evaluated at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. A provision for loan losses may be established when it is probable the Company will not collect all amounts previously estimated to be collectible. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the loan pools as well as other factors, such as the fair value of the underlying collateral. When a loan pool is determined to be impaired, the amount of loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan pool’s effective interest rate or the fair value of the underlying collateral. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

Borrower payments on the Company’s mortgage loans are classified as principal, interest, payments of fees or escrow deposits. Amounts applied as interest on the borrower account are similarly classified as interest for accounting purposes and are classified as operating cash flows in the Company’s consolidated Statement of Cash Flows. Amounts applied as principal on the borrower account are similarly classified as principal for accounting purposes and are classified as investing cash flows in the consolidated Statement of Cash Flows. Amounts received as payments of fees are recorded in Other income and classified as operating cash flows in the consolidated Statement of Cash Flows. Escrow deposits are recorded on our Servicer’s Balance Sheet and do not impact the Company’s cash flow.

Loans acquired or originated that have not experienced a deterioration in credit quality

While the Company generally acquires loans that have experienced deterioration in credit quality, it does, from time to time, acquire or originate loans that have not missed a scheduled payment and have not experienced a deterioration in credit quality. The Company recognizes any related loan discount and deferred expenses pursuant to ASC 310-20 by amortizing these amounts over the life of the loan.

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

Real estate

The Company acquires REO properties when it forecloses on the borrower and takes title to the underlying property or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that is currently unoccupied and actively marketed for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or, net realizable value (fair market value less expected selling costs). Fair market value is determined based on appraisals, broker price opinions (“BPOs”), or other market indicators of fair value. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred.

Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be held-for-sale. Property is held for investment as rental property if the cash flows from use as a rental exceed the present value of expected cash flows from a sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 27.5 years. The Company performs an impairment analysis for all rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

If the carrying amount of a held-for-investment asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. The Company generally estimates the fair value of assets held for use by using BPOs. In some instances, appraisal information and other market indicators may be available and used in addition to BPOs.

The Company may perform property renovations to maximize the value of the property for its rental strategy. Such expenditures are part of its investment in a property and, therefore, are capitalized as part of the basis of the property. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Secured borrowings

The Company, through securitization trusts, issues callable debt secured by its mortgage loans in the ordinary course of business. The secured borrowings are structured as debt financings, and the loans remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts which are variable interest entities (“VIEs”). These secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are carried on the Company’s consolidated Balance Sheets as a deduction from Secured borrowings, and are amortized on an effective yield basis based on the underlying cash flow of the mortgage loans. The Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.

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

Management fee and expense reimbursement

The Company entered into an amended and restated management agreement with the Manager on October 27, 2015, which had an initial 15-year term (the “Management Agreement”). Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through Aspen Yo LLC (“Aspen”) affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

Under the Management agreement, the Company pays a quarterly base management fee based on its stockholders’ equity and a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in consolidated Stockholders’ equity at quarter end. See Note 9 — Related party transactions.

Servicing fees

On July 8, 2014, the Company entered into a 15-year Servicing Agreement (the “Servicing Agreement”) with Gregory (the “Servicer”). Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives servicing fees of 0.65% annually of the Unpaid Principal Balance (UPB) for loans that are re-performing at acquisition and 1.25% annually of UPB for loans that are non-performing at acquisition. Additionally, the Company pays servicing fee of 0.65% annually on UPB for any originated SBC loans. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the servicing agreement. The fees do not change if a re-performing loan becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 9 — Related party transactions.

Stock-based payments

A portion of the management fee is payable in cash, and a portion of the management fee in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). The base management fee and Manager’s incentive fee to be payable in cash and shares of the Company’s common stock are retroactive to July 1, 2015. Shares issued to the Manager are determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the New York Stock Exchange (“NYSE”) on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. Management fees paid in common stock are recognized as an expense in the quarter incurred and recorded in equity at quarter end.

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 90,000 shares. The Company has issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors, which are subject to a one-year vesting period. In addition, each of the Company’s independent directors receives an annual retainer of $75,000, an increase of $25,000 over the annual retainer paid to the Company’s independent directors through December 31, 2016. The retainer is payable quarterly, half in shares of the Company’s common stock and half in cash. Stock-based expense for the directors’ annual retainer is expensed as earned, in equal quarterly amounts during the year, and recorded in equity at quarter end.

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

Directors’ fees

The expense related to directors’ fees is accrued, and the portion payable in common stock is reflected in consolidated Stockholders’ equity in the period in which it is incurred.

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

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The Company reviews its discount rates periodically to ensure the assumptions used to calculate fair value are in line with market conditions.

The Company calculates the fair value for the senior debt on its consolidated Balance Sheets from securitization trusts by using the Company’s proprietary pricing model to estimate the cash flows expected to be generated from the underlying collateral with the discount rate used in the present value calculation representing an estimate of the average rate for debt instruments with similar durations and risk factors.

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

GA-TRS, GAJX Real Estate LLC, and any other TRS that the Company forms will be subject to U.S. federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences or benefits attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Investment in debt securities

The Company’s investment in debt securities consists of a $6.3 million investment in subordinated debt securities issued by a related party trust. The notes have a stated final maturity of October 25, 2056. During the three months ended March 31, 2017, the Company made a decision to transfer these notes to available-for-sale status in anticipation of reinvesting the proceeds from any sale into additional mortgage loans. Accordingly, the carrying amount of $6.3 million was transferred from held-to-maturity to available-for-sale during the current quarter. The notes are marked to current market value with an offset reflected in the Company’s consolidated Statements of Comprehensive Income.

Segment information

The Company’s primary business is acquiring, investing in and managing a portfolio of mortgage loans. The Company operates in a single segment focused on non-performing mortgages and re-performing mortgages.

Emerging growth company

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Although the Company has elected to take advantage of the benefits of this extended transition period, which expires on December 31, 2018, the Company has elected to implement all new accounting standards on the dates such standards would normally apply to all publicly traded entities.

Reclassifications

Certain amounts in the Company’s 2016 consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or equity.

Recently adopted accounting standards

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures, which is intended to simplify the transition to the equity method of accounting. The guidance eliminates the retrospective application of the equity method of accounting when obtaining significant influence over a previously held investment. The guidance requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-07 during the quarter ended March 31, 2017, with no effect on its consolidated assets or liabilities, or its consolidated net income or equity.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation. The guidance primarily simplifies the accounting for employee share-based payment transactions, including a new requirement to record all of the income tax effects at settlement or expiration through the income statement, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company elected to early-adopt ASU 2016-09 during year ended December 31, 2016. Accordingly, the Company made an entity-wide accounting policy election to account for forfeitures under its equity incentive plan as they occur. There was no effect on its consolidated assets or liabilities, or its consolidated net income or equity.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation – Interests Held through Related Parties That Are Under Common Control. ASU 2016-17 is intended to revise guidance from ASU 2015-02 which, in practice, was leading to reporting of financial information that was not useful to financial statement users. Accordingly, ASU 2016-17 provides guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining if the reporting entity is the primary beneficiary of the VIE. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-17 during the quarter ended March 31, 2017, with no effect on its consolidated assets or liabilities, or its consolidated net income or equity.

Recently issued accounting standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14 deferring the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company recognizes revenue on its investments in mortgage loans pursuant to ASC Topic 310 which addresses the accounting treatment for various receivables. ASU 2014-09 provides a specific exemption for revenue recognized pursuant to ASC Topic 310. Accordingly, the Company does not expect the implementation of ASU 2014-09 to have a material effect on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the consolidated balance sheets or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

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

Note 3 — Mortgage loans

Included on the Company’s consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 are approximately $856.8 million and $870.6 million, respectively, of RPLs, NPLs, and originated SBCs at carrying value. RPLs and NPLs are categorized at acquisition. The carrying value of RPLs and NPLs reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. Additionally originated SBC loans are carried at amortized cost. The carrying value for all loans is decreased by an allowance for loan losses, if any. To date, the Company has not recorded an allowance for losses against its purchased mortgage loan portfolio.

The Company’s mortgage loans are secured by real estate. The Company monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

The following table presents information regarding the accretable yield and non-accretable amount for RPLs and NPLs purchased during the following periods. The Company’s loan acquisitions for the three months ended March 31, 2017 consisted of 24 purchased re-performing loans with $3.4 million UPB and two originated SBC loans with $2.5 million UPB; no non-performing loans were acquired in the first quarters of 2017 or 2016.

The following table presents the change in the accretable yield for the RPLs and NPLs at March 31, 2017 and March 31, 2016. Accretable yield and accretion amounts at do not include three originated SBC loans at March 31, 2017 and one originated SBC loan at March 31, 2016 ($ in thousands):

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$4,856	$-	$82,179	$-
Non-accretable amount	(888)	-	(29,148)	-
Expected cash flows to be collected	3,968	-	53,031	-
Accretable yield	(824)	-	(15,853)	-
Fair value at acquisition	$3,144	$-	$37,178	$-

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$239,858	$12,065	$136,455	$18,425
Accretable yield additions	824	-	15,853	-
Reclassification from (to) non-accretable amount, net	22,323	(662)	-	-
Accretion	(19,153)	(1,335)	(13,540)	(2,274)
Balance at end of period	$243,852	$10,068	$138,768	$16,151

For the three-month periods ended March 31, 2017 and March 31, 2016 the Company accreted $20.6 million and $15.8 million, respectively, into interest income with respect to its loan portfolio.

During the three months ended March 31, 2017, the Company reclassified a net $21.7 million from non-accretable amount to accretable yield, consisting of a $22.3 million transfer from non-accretable amount to accretable yield for RPLs, partially offset by a $0.6 million transfer from accretable yield to non-accretable amount for NPLs. Comparatively, during the three months ended March 31, 2016, the Company made no reclassifications between non-accretable amount and accretable yield for either its RPLs or NPLs. The reclassification in the first quarter of 2017 is based on an updated assessment of projected loan cash flows as compared to the projection at December 31, 2016. The primary driver of the increase in accretable yield is higher than expected sustained performance rates on RPLs and lower re-default rates on modified NPLs. Performing loans have a longer duration than NPLs and generate higher cash flows over the expected life of the loan thus increasing the amount of accretable yield. This is offset by the removal of the accretable yield for loans that are removed from the pool at foreclosure and for loans that prepay sooner than expected.

The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017			December 31, 2016
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	2,549	$463,967	$561,219	2,306	$419,643	$510,058
30	635	109,692	131,245	797	141,228	173,482
60	401	70,307	85,610	482	84,498	101,727
90	821	134,498	166,430	911	143,061	179,718
Foreclosure	391	78,292	98,842	414	82,157	105,208
Mortgage loans	4,797	$856,756	$1,043,346	4,910	$870,587	$1,070,193

Note 4 — Real estate assets

The Company primarily acquires REO when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure. Additionally, from time to time, the Company may acquire real estate assets in purchase transactions.

Rental property

As of March 31, 2017, the Company owned five REO properties with an aggregate carrying value of $1.6 million held for investment as rentals, at which time four of the properties were rented. Four of these properties were acquired through foreclosures, and one was transferred from Property held-for-sale. As of December 31, 2016, the Company had three REO properties having an aggregate carrying value of $1.3 million held for use as rentals, which were all rented at that time.

Property held-for-sale

The Company classifies REO as held-for-sale if the REO is being actively marketed for sale. As of March 31, 2017 and December 31, 2016, the Company’s net investments in REO held-for-sale were $27.3 million and $23.9 million, respectively. For the quarters ended March 31, 2017 and 2016, all of the additions to REO Property held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of its mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three months ended March 31, 2017 and March 31, 2016 ($ in thousands):

Property Held-for-sale	Three months ended
	March 31, 2017		March 31, 2016
	Count	Amount	Count	Amount
Balance at beginning of period	149	$23,882	73	$10,333
Transfers from mortgage loans	49	8,007	35	4,832
Adjustments to record at lower of cost or fair value	-	(309)	-	(45)
Disposals	(32)	(4,062)	(19)	(1,814)
Improvements	-	-	-	232
Transferred from held-for-sale to rental	(1)	(179)	(2)	(158)
Balance at end of period	165	$27,339	87	$13,380

Dispositions

During the three months ended March 31, 2017 and March 31, 2016, the Company sold 32 and 19 REO properties, realizing a net gain of approximately $0.1 million and $0.5 million respectively, which are included in Other income on the Company’s consolidated Statements of Income. The Company recorded a lower of cost or estimated fair market value adjustment for the three months ended March 31, 2017 and 2016 of $309,000 and $45,000, respectively.

Note 5 — Fair value

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2017	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated Balance Sheet at fair value (assets)
Mortgage loans	$856,756	$-	$-	$929,279
Not recognized on consolidated Balance Sheet at fair value (liabilities)
Secured borrowings, net	$428,168	$-	$-	$422,899
Borrowings under repurchase agreement	$222,797	$-	$222,797	$-

		Level 1	Level 2	Level 3
December 31, 2016	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Not recognized on consolidated Balance Sheet at fair value (assets)
Mortgage loans	$870,587	$-	$-	$930,226
Not recognized on consolidated Balance Sheet at fair value (liabilities)
Secured borrowings, net	$442,670	$-	$-	$436,623
Borrowings under repurchase agreement	$227,440	$-	$227,440	$-

The Company has not transferred any assets between levels during either of the three month periods ended March 31, 2017 or March 31, 2016.

The carrying values of its Cash and cash equivalents, Cash held in trust, Receivable from Servicer, Investment in affiliates, Prepaid expenses and other assets, Management fee payable and Accrued expenses and Other liabilities are equal to or approximate fair value.

The Company’s borrowings under repurchase transactions are short-term in nature, and the Company’s management believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income, assets and liabilities at 100%

Net income at 100%

	Three months ended March 31,
	2017	2016
GA-E 2014-12	$184	$193
The Manager	$241	$222
AS Ajax E LLC	$95	$-

Assets and liabilities at 100%

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$6,326	$-	$6,259	$-
The Manager	$5,126	$1,297	$4,846	$1,167
AS Ajax E LLC	$7,951	$28	$7,964	$12

Net income, assets and liabilities at Company share

Net income at Company share

	Three months ended March 31,
	2017	2016
GA-E 2014-12	$75	$78
The Manager	$48	$44
AS Ajax E LLC	$16	$-

Assets and liabilities at Company share

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$2,562	$-	$2,535	$-
The Manager	$1,015	$257	$960	$231
AS Ajax E LLC	$1,312	$5	$1,314	$2

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

At March 31, 2017, the Company had commitments to purchase, subject to due diligence, 1,085 RPLs secured by single-family residences with aggregate UPB of $209.2 million. The Company will only acquire loans that meet its acquisition criteria. See Note 13 – Subsequent events, for remaining open acquisitions as of the filing date.

Litigation, claims and assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2017, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt

Repurchase agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” Each facility has a ceiling of $200.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and /or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity the Company has in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and / or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has effective control over the assets subject to these transactions; therefore the Company’s repurchase transactions are accounted for as financing arrangements.

The Servicer services these mortgage loans pursuant to the terms of a Servicing Agreement by and among the Servicer and each Buyer which Servicing Agreement has the same fees and expenses terms as the Company’s Servicing Agreement described under Note 9 — Related party transactions. The Operating Partnership, as guarantor, will provide to the buyers a limited guaranty of certain losses incurred by the buyers in connection with certain events and/or the Seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the Seller, the occurrence of certain bad acts by the Seller, the occurrence of certain insolvency events of the Seller or other events specified in the Guaranty. As security for its obligations under the Guaranty, the guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.

Additionally, the Company has sold subordinate securities from its mortgage securitizations in repurchase transactions. The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			March 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Interest Rate
May 8, 2017	November 9, 2016	$14,986	$14,986	$21,409	3.35%
September 8, 2017	March 9, 2017	10,320	10,320	14,742	3.52%
September 29, 2017	March 30, 2017	10,762	10,762	15,375	3.53%
November 21, 2017	November 22, 2016	200,000	19,521	35,077	4.41%
July 12, 2019	July 15, 2016	200,000	167,208	220,708	3.48%
Totals		$436,068	$222,797	$307,311	3.56%

			December 31, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Interest Rate
March 9, 2017	September 9, 2016	$10,310	$10,309	$14,728	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	3.34%
May 8, 2017	November 9, 2016	14,986	14,986	21,409	3.35%
November 21, 2017	November 22, 2016	200,000	21,302	36,044	4.20%
July 12, 2019	July 15, 2016	200,000	170,046	226,192	3.25%
Totals		$436,093	$227,440	$313,797	3.35%

The guaranty establishes a master netting arrangement; the arrangement does not meet the criteria for offsetting. The amount outstanding on the Company’s repurchase facility and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated Balance Sheets at March 31, 2017 and December 31, 2016 ($ in thousands).

	Gross amounts not offset in consolidated Balance Sheet
Balance Sheet date	Gross amount of recognized liabilities	Gross amount pledged as collateral	Net amount
March 31, 2017	$222,797	$307,311	$84,514
December 31, 2016	$227,440	$313,797	$86,357

Secured borrowings

From inception (January 30, 2014) to March 31, 2017, the Company has completed eight securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the securitizations remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s securitizations are structured with Class A notes, Class B notes, and trust certificates which have rights to the residual interests in the mortgages once the notes are repaid. For each of the Company’s six securitizations outstanding at March 31, 2017, the Company has retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes outstanding at March 31, 2017 at their respective cutoff dates:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054	$35.6 million	3.88%
	Class B-1 notes due 2054(1) (3)	$8.7 million	5.25%
	Class B-2 notes due 2054(1) (3)	$8.7 million	5.25%
	Trust certificates(2)	$22.8 million	–
	Deferred issuance costs	$(0.8) million	–

Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060	$87.2 million	3.88%
	Class B-1 notes due 2060(1) (3)	$15.9 million	5.25%
	Class B-2 notes due 2060(1) (3)	$7.9 million	5.25%
	Trust certificates(2)	$47.5 million	–
	Deferred issuance costs	$(1.5) million	–

Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057	$82.0 million	3.88%
	Class B-1 notes due 2057(1) (3)	$6.5 million	5.25%
	Class B-2 notes due 2057(1) (3)	$6.5 million	5.25%
	Trust certificates(2)	$35.1 million	–
	Deferred issuance costs	$(2.7) million	–

Ajax Mortgage Loan Trust 2016-A / April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1) (3)	$7.9 million	5.25%
	Class B-2 notes due 2064(1) (3)	$7.9 million	5.25%
	Trust certificates (2)	$41.3 million	–
	Deferred issuance costs	$(2.7) million	–

Ajax Mortgage Loan Trust 2016-B / August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1) (3)	$6.6 million	5.25%
	Class B-2 notes due 2065(1) (3)	$6.6 million	5.25%
	Trust certificates (2)	$34.1 million	–
	Deferred issuance costs	$(1.6) million	–

Ajax Mortgage Loan Trust 2016-C/October 2016	Class A notes due 2057	$102.6 million	4.00%
	Class B-1 notes due 2057(1) (3)	$7.9 million	5.25%
	Class B-2 notes due 2057(1) (3)	$7.9 million	5.25%
	Trust certificate (2)	$39.4 million	–
	Deferred issuance costs	$(1.6) million	–

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.

(2)	The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

(3)	These securities are encumbered under a repurchase agreement.

Servicing for the mortgage loans in the Company’s securitizations is provided by the Servicer at a servicing fee rate of 0.65% annually of outstanding UPB for RPLs at acquisition and 1.25% annually of outstanding UPB for loans that are non-performing at acquisition, and is paid monthly. The determination of RPL or NPL status is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at March 31, 2017, December 31, 2016, and the securitization cutoff date ($ in thousands):

	Balances at March 31, 2017		Balances at December 31, 2016		Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance	Carrying value of mortgages	Bond principal balance	Mortgage UPB		Bond principal balance
2015-A	50,776	27,717	51,388	29,476	75,835		35,643
2015-B	101,818	72,325	104,111	75,258	158,498		87,174
2015-C	97,709	63,649	100,614	66,979	130,130		81,982
2016-A	116,298	94,368	118,189	96,158	158,485		101,431
2016-B	96,595	78,750	97,660	80,672	131,746	(1)	84,430
2016-C	122,880	97,488	126,681	101,209	157,808		102,575
	$586,076	$434,297	$598,643	$449,752	$812,502		$493,235

(1)	Includes $1.9 million of cash collateral.

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.

Note 9 — Related party transactions

The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Amount	Counterparty	Consolidated Statement of Income location	Amount	Counterparty	Consolidated Statement of Income location

Loan servicing fees	$1,904	Gregory	Related party expense – loan servicing fees	$1,403	Gregory	Related party expense – loan servicing fees
Management fee	1,072	Thetis	Related party expense – management fee	906	Thetis	Related party expense – management fee
Due diligence and related loan acquisition costs	37	Gregory	Loan transaction expense	26	Gregory	Loan transaction expense
Expense reimbursements	16	Great Ajax FS	Other expense	-	Great Ajax FS	Other expense
Expense reimbursements	3	Gregory	Other expense	-	Gregory	Other expense

The Company’s consolidated Balance Sheets included the following significant related party balances ($ in thousands):

	March 31, 2017			December 31, 2016
	Amount	Counterparty	Consolidated Balance Sheet location	Amount	Counterparty	Consolidated Balance Sheet location
Receivable from Servicer	$13,695	Gregory	Receivable from servicer	$12,481	Gregory	Receivable from servicer
Investment in subordinated debt securities	6,255	Oileus Residential Loan Trust	Investment in securities	6,323	Oileus Residential Loan Trust	Investment in securities
Management fee payable	750	Thetis	Management fee payable	750	Thetis	Management fee payable
Servicing fees payable	232	Gregory	Accrued expenses and other liabilities	195	Gregory	Accrued expenses and other liabilities

Additionally, Gregory is the holder of record for one loan each in Georgia and Illinois because the Company does not hold the necessary licenses to hold those assets directly in such states. Gregory sells a 95% participation interest in the assets to the Company in exchange for 95% of the purchase price for the assets to be purchased by Gregory, which pays for the balance of such assets.

During October 2016, the Company acquired 370 RPLs with aggregate UPB of $69.9 million in three transactions from three related party trusts.  These loans, which have been serviced by Gregory, have made at least 24 payments of scheduled principal and interest in the last 24 months and have a weighted average coupon of 5.84%.  The loans were acquired at 93% of UPB and the estimated market value of the underlying collateral was $92.2 million.

In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party. The notes have a stated final maturity of October 25, 2056. During the three months ended March 31, 2017, the Company made a decision to transfer these notes to available-for-sale status in anticipation of reinvesting the proceeds from any sale into additional mortgage loans. Accordingly, the carrying amount of $6.3 million was transferred from held-to-maturity to available-for-sale during the quarter. At March 31, 2017, these securities had an amortized cost basis of $6.4 million. For the three months ended March 31, 2017, the Company recorded an unrealized loss of $0.1 million which is offset reflected in the Company’s consolidated Statements of Comprehensive Income.

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

The base management fee equals 1.5% of our stockholders’ equity per annum and calculated and payable quarterly in arrears. For purposes of calculating the management fee, the Company’s stockholders’ equity means: the sum of (i) the net proceeds from any issuances of common stock or other equity securities, including debt that is convertible into equity of the company, issued by the Company or the Operating Partnership (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) the Company’s and the operating partnership’s (without double counting) retained earnings calculated in accordance with U.S. GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that the Company or the Operating Partnership pays to repurchase shares of common stock or OP Units since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in the Company’s financial statements prepared in accordance with U.S. GAAP, and (C) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s consolidated stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s consolidated financial statements.

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

Servicing Agreement

The Company is also a party to the Servicing Agreement, expiring July 8, 2029, with the Servicer. The Company’s overall servicing costs under the Servicing Agreement will vary based on the types of assets serviced.

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

Trademark Licenses

Aspen has granted the Company a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use the name “Great Ajax” and the related logo. The Company also has a similar license to use the name “Thetis.” The agreement has no specified term. If the Management Agreement expires or is terminated, the trademark license agreement will terminate within 30 days. In the event that this agreement is terminated, all rights and licenses granted thereunder, including, but not limited to, the right to use “Great Ajax” in its name will terminate. Aspen also granted to the Manager a substantially identical non-exclusive, non-transferable, non-sublicensable, royalty-free license use of the name “Thetis.”

Note 10 — Stock-based payments and director fees

Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of its common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company paid the Manager a base management fee for the three months ended March 31, 2017 of $1.1 million, of which the Company paid $0.3 million, in 21,075 shares, of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions and were issued in private placement transactions, with 21,075 shares still issuable at March 31, 2017. See Note 9 — Related party transactions.

In addition, for the three months ended March 31, 2017, each of the Company’s independent directors receives an annual retainer of $75,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash. Previously, directors received an annual retainer of $50,000 payable quarterly, half of which was paid in shares of the Company’s common stock and half in cash. The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts).

Management fees and director fees

	For the three months ended		For the three months ended
	March 31, 2017		March 31, 2016
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	21,075	$322	14,916	$227
Independent director fees	2,456	38	1,648	25
	23,531	$360	16,564	$252

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

The following table sets forth the activity in the Company’s restricted stock plan ($ in thousands, except share and per share amounts):

	Total grants		Current period activity			Non-vested shares at March 31, 2017		Fully-vested shares at March 31, 2017
Three months ended March 31, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Total expected cost of current year grant	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Weighted average grant date fair value
Directors’ Grants(1)	10,000	$146	-	$-	$7	2,000	$13.79	8,000	$13.79
Employee and Service Provider Grant(2)	153,000	2,042	-	-	169	153,000	13.50	-	-
Totals	163,000	$2,188	-	$-	$176	155,000	$13.50	8,000	$13.79

(1) Vesting period is one year from grant date. Weighted average remaining life of grant at March 31, 2017 is 0.3 years.

(2) Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2017 is 2.4 years.

	Total grants		Current period activity			Non-vested shares at March 31, 2016		Fully-vested shares at March 31, 2016
Three months ended March 31, 2016	Total shares granted	Total expected cost of grant	Shares granted during the year	Total expected cost of current year grant	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Weighted average grant date fair value
Directors’ Grants(1)	8,000	$119	2,000	$29	$2	2,000	$14.25	6,000	$15.00
Employee and Service Provider Grant	-	-	-	-	-	-	-	-	-
Totals	8,000	$119	2,000	$29	$2	2,000	$14.25	6,000	$15.00

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

The Company’s consolidated financial statements include the operations of two TRS entities, GA-TRS and GAJX Real Estate LLC, which are subject to U.S. federal, state and local income taxes on their taxable income.

For the three months ended March 31, 2017, the Company’s consolidated taxable income was $7.1 million; and a provision for income taxes of $1,000 was recorded for the three-month period. For the three months ended March 31, 2016, the Company’s consolidated taxable income was $3.6 million; and a benefit for income taxes of $3,000 was recorded for the three-month period. The Company recognized no deferred income tax assets or liabilities on its consolidated Balance Sheet at March 31, 2017 or December 31, 2016. The Company also recorded no interest or penalties for either of the three-month periods ended March 31, 2017 or 2016.

Note 12 — Earnings per share

The following table sets forth the components of basic and diluted earnings per share ($ in thousands, except share and per share amounts):

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Consolidated net income attributable to common stockholders	$8,409	17,976,710		$7,651	15,306,519
Allocation of earnings to participating restricted shares	(88)	-		(14)	-
Consolidated net income attributable to unrestricted common stockholders	$8,321	17,976,710	$0.46	$7,637	15,306,519	$0.50

Effect of dilutive securities
Operating partnership units	289	624,106		312	624,106
Restricted stock grants and Manager and director fee shares	88	190,415		14	28,577

Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$8,698	18,791,231	$0.46	$7,963	15,959,202	$0.50

Note 13 — Subsequent events

Loan Acquisitions

During April 2017, the Company acquired 513 RPLs with an aggregate UPB of $98.8 million in five transactions from five different sellers. The loans were acquired at 84.4% of UPB and the estimated market value of the underlying collateral is $148.6 million. The purchase price equaled 56.1% of the estimated market value of the underlying collateral. The Company also originated one SBC loan with UPB of $0.6 million at 97.2% of UPB. Its investment equaled 72.8% of the underlying collateral value of $0.8 million.

Additionally, the Company has agreed to acquire, subject to due diligence, 808 RPLs with aggregate UPB of $164.4 million in twelve transactions from eight different sellers. The purchase price equals 87.7% of UPB and 60.0% of the estimated market value of the underlying collateral of $240.2 million. Any loans the Company purchases must meet its acquisition criteria, therefore the Company has not entered into a definitive agreement with respect to these loans, and there is no assurance that it will enter into a definitive agreement relating to these loans or, if such an agreement is executed, that it will actually close the acquisitions or that the terms will not change.

Dividend declaration

On April 19, 2017 the Company’s Board of Directors declared a dividend of $0.28 per share, to be paid on May 30, 2017 to stockholders of record as of May 16, 2017.

Convertible debt offering

On April 25, 2017, the Company completed the public offer and sale of $87.5 million aggregate principal amount of its 7.25% Convertible Senior Notes due 2024. The notes bear interest at a rate of 7.25% per annum, payable quarterly. The notes will mature on April 30, 2024, unless earlier converted, redeemed or repurchased. The conversion rate will equal 1.6267 shares of common stock per $25.00 principal amount of notes (equivalent to a conversion price of approximately $15.37 per share of common stock), a 17.5% premium over the Company’s stock price on the issue date. The Company intends to use the net proceeds to acquire additional mortgage loans and mortgage-related assets consistent with its investment strategy and for general corporate purposes.

Management fees

On May 2, 2017 the Company issued 21,075 shares of its common stock to the Manager in payment of the stock-based portion of the management fee due for the first quarter of 2017 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2017.

Directors’ retainer

On May 2, 2017 the Company issued each of its independent directors 614 shares of its common stock in payment of half of their quarterly director fees for the first quarter of 2017.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this report, including those set forth under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	our ability to implement our business strategy;

•	difficulties in identifying re-performing loans (“RPLs”) to acquire or small balance commercial mortgage loans (“SBC loans”) and properties to originate and/or acquire; the impact of changes to the supply of, value of and the returns on RPLs and SBC loans;

•	our ability to compete with our competitors;

•	our ability to control our costs;

•	the impact of changes in interest rates and the market value of the collateral underlying our RPL and non-performing loan (“NPL”) portfolios or of our other real estate assets;our ability to convert NPLs into performing loans, or to modify or otherwise resolve such loans;

•	our ability to convert NPLs to properties that can generate attractive returns either through sale or rental;

•	our ability to obtain financing arrangements on favorable terms, or at all;

•	our ability to retain our engagement of our Manager;

•	the failure of the Servicer to perform its obligations under the Servicing Agreement;

•	general volatility of the capital markets;

•	the impact of adverse real estate, mortgage or housing markets and changes in the general economy;

•	changes in our business strategy;

•	our failure to qualify or maintain qualification as a real estate investment trust (“REIT”);

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”);

•	our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•	the impact of adverse legislative or regulatory tax changes.

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

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target RPLs, including residential mortgage loans and SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that we opportunistically purchase or originate have a principal balance of up to $5 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, we may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, less frequently, through a direct acquisition. Historically, we have also targeted investments in NPLs. NPLs are loans on which the most recent three payments have not been made. While we may acquire NPLs from time to time and continue to manage the NPLs on our consolidated Balance Sheet, this asset class is no longer a strategic acquisition target.

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

Market trends and outlook

We believe that cyclical trends continue to drive a significant realignment within the mortgage sector. These trends and their effects include:

•	low interest rates and elevated operating costs resulting from new regulatory requirements that continue to drive sales of residential mortgage assets by banks and other mortgage lenders;

•	declining home ownership due to rising prices, low inventory and increased down payment requirements that have increased the demand for single-family and multi-family residential rental properties;

•	rising home prices are increasing homeowner equity and reducing the incidence of strategic default;

•	low interest rates combined with rising prices has resulted in millions of homeowners being in the money to refinance;

•	the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets; and

•	the lack of a robust market for non-conforming mortgage loans in the aftermath of the financial crisis.

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

We also believe that banks and other mortgage lenders have strengthened their capital bases and are more aggressively foreclosing on delinquent borrowers or selling these loans to dispose of their inventory. Additionally, many NPL buyers are now interested in reducing their investment duration and have begun selling RPLs.

We believe that investments in residential RPLs with positive equity provide the optimal investment value. As a result, we focus on acquiring pools of RPLs and are no longer actively acquiring pools of NPLs. We do, however, from time to time, acquire NPLs in connection with our acquisition of RPLs.

We also believe there are significant attractive investment opportunities in the SBC loan and property markets and may opportunistically originate as well as purchase these loans. We focus on densely populated urban areas where we expect positive economic change based on certain demographic, economic and social statistical data. The primary lenders for smaller multi-family and mixed retail/residential properties are community banks and not regional and national banks and large institutional lenders. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools that these primary banks, lenders and portfolio acquirers typically desire. Many community banks also remain under financial and regulatory pressure since the financial crisis and are now beginning to sell smaller commercial mortgage loans as property values have begun to increase. We continually monitor opportunities to increase our holdings of these SBC loans and properties.

Factors that may affect our operating results

Acquisitions. Our operating results depend heavily on sourcing residential RPLs and SBC loans and, to a lesser extent, NPLs. We believe that there is currently a large supply of RPLs available to us for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan to target just a small percentage of the population. We expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of loans not acquired typically constitutes a small portion of a particular portfolio. In any case where we do not acquire the full portfolio, we make appropriate adjustments to the applicable purchase price.

Financing. Our ability to grow our business by acquiring residential RPLs and SBC loans, and to a lesser extent, NPLs depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark-to-market the underlying collateral to the extent available. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate mortgage-backed securities (“MBS”) so created. The securitizations are structured as debt financings and not real estate investment conduit (“REMIC”) sales, and the loans included in the securitizations remain on the Company’s consolidated Balance Sheet. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties.

To qualify as a REIT under the Code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Resolution Methodologies. We, through the Servicer, or our affiliates, employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a non-performing loan is resolved will affect the amount and timing of revenue we will receive. Our preferred resolution methodology is to modify NPLs. Once successfully modified and there is a period of continued performance, we expect that borrowers will typically refinance these loans at or near the estimated value of the underlying property. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these modified loans. Though we do not actively seek to acquire REO or rental properties, through historical experience, we expect that many of our non-performing residential mortgage loans will enter into foreclosure or similar proceedings, ultimately becoming REO that we can convert into single-family rental properties that we believe will generate long-term returns for our stockholders. REO property can be converted into single-family rental properties or they may be sold through REO liquidation and short sale processes. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 48 months or longer from the loan acquisition date. The exact nature of resolution will depend on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS prior to marketing the asset for sale.

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

Conversion to Rental Property. While rental real estate is not currently a material component of our operations, from time to time we will retain an REO property as a rental property. The key variables that will affect our residential rental revenues over the long-term will be the extent to which we acquire REO, which, in turn, will depend on the amount of our capital invested, average occupancy and rental rates in our owned rental properties. We expect the timeline to convert multi-family and single-family loans, into rental properties will vary significantly by loan, which could result in variations in our revenue and our operating performance from period to period. There are a variety of factors that may inhibit our ability, through the Servicer, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and the associated deferrals (including from litigation); unauthorized occupants of the property; U.S. federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; U.S. federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and high levels of unemployment and underemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

Expenses. Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the Servicing Agreement. Our Manager incurs direct, out-of-pocket costs related to managing our business, which are contractually reimbursable by us. Depreciation and amortization is a non-cash expense associated with the ownership of rental real estate properties and generally remains relatively consistent each year at an asset level since we depreciate our properties on a straight-line basis over a fixed life. Interest expense consists of the costs to borrow money.

Changes in Home Prices. As discussed above, generally, rising home prices are expected to positively affect our results, particularly as it should result in greater levels of re-performance of mortgage loans, faster refinancing of those mortgage loans, more re-capture of principal on greater than 100% LTV (loan-to-value) mortgage loans and increased recovery of the principal of the mortgage loans upon sale of any REO. Conversely, declining real estate prices are expected to negatively affect our results, particularly if the price should decline below our purchase price for the loans and especially if borrowers determine that it is better to strategically default as their equity in their homes decline. While home prices have risen to nearly pre-Great Recession levels in many parts of the United States, there are still significant regions where values have not materially increased. When we analyze loan and property acquisitions we do not take home price appreciation (“HPA”) into account except for rural properties for which we model negative HPA related to our expectation of worse than expected property condition. We typically concentrate our investments in specific urban geographic locations in which we expect stable or better property markets, although we do not use any appreciation expectation in the performance modeling.

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

Critical accounting policies and estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, and other subjective assessments. In particular, we have identified three policies that, due to the judgment and estimates inherent in those policies, are critical to understanding of our consolidated financial statements. These policies relate to (i) accounting for Interest income on our mortgage loan portfolio; (ii) accounting for Interest expense on our secured borrowings; and, (iii) accounting for Interest expense on our borrowings under repurchase agreements. We believe that the judgment and estimates used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments or estimates could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to the Critical accounting policies in our Form 10-K for our calendar year ended December 31, 2016, as there have been no changes to these policies.

Recent accounting pronouncements

Refer to the notes to our interim consolidated financial statements for a description of relevant recent accounting pronouncements.

Emerging growth company

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Although we have elected to take advantage of the benefits of this extended transition period, which expires on December 31, 2018, we have elected to implement all new accounting standards on the dates such standards would normally apply to all publicly traded entities.

Results of operations

For the three months ended March 31, 2017, we had Net income attributable to common stockholders of $8.4 million, or $0.46 per share and $0.46 per share, respectively, for both basic and diluted earnings per common share. For the three months ended March 31, 2016, we had Net consolidated income attributable to common stockholders of $7.7 million, or $0.50 per share and $0.50 per share, respectively, for both basic and diluted common earnings per common share. Additionally, other key items for the three months ended March 31, 2017 include:

•	Purchased $3.1 million of RPLs with an aggregate UPB of $3.4 million, and originated $2.5 million of SBC loans to end the quarter with $856.8 million of mortgage loans with an aggregate UPB of $1,043.3 million.
•	Portfolio interest income of $20.8 million; net interest income of $13.2 million.
•	Net income attributable to common stockholders of $8.4 million.

•	Earnings per share of $0.46 per diluted share.
•	Taxable income of $0.38 per diluted share.
•	Book value per share of $15.28 at March 31, 2017.
•	Collected $36.2 million on our mortgage loan and REO portfolios through payments, payoffs and sales of REO.
•	$29.8 million of cash and cash equivalents at March 31, 2017.

Table 1: Results of operations

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except shares and per share data)

	Three months ended
	March 31, 2017	March 31, 2016
INCOME

Interest income	$20,807	$15,880
Interest expense	(7,651)	(4,987)
Net interest income	13,156	10,893

Income from investment in Manager	49	44
Other income	462	519
Total income	13,667	11,456

EXPENSE
Related party expense – loan servicing fees	1,904	1,403
Related party expense – management fees	1,072	906
Loan transaction expense	525	213
Professional fees	480	414
Real estate operating expense	324	207
Other expense	663	353
Total expense	4,968	3,496

Income before provision for income tax	8,699	7,960
Provision (benefit) for income tax	1	(3)
Consolidated net income	$8,698	$7,963

Net interest income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Net interest income increased to $13.2 million for the three months ended March 31, 2017 versus $10.9 million for the three months ended March 31, 2016. The key driver of increased net interest income was an increase in the average balance of our mortgage loan portfolio and lower funding costs partially offset by lower yields on our mortgage loan pools. Our funding costs have declined as we have continued to take advantage of favorable market conditions for issuing senior bonds secured by our mortgage loans and entering into repurchase transactions with our mortgage loans. The average balance of our mortgage loan portfolio increased to $861.0 million for the three months ending March 31, 2017 versus $568.9 million for the three months ending March 31, 2016. Additionally, we collected $36.2 million in cash payments and proceeds on our mortgage loans and REO held-for-sale for the three months ended March 31, 2017 compared to collections of $20.2 million for the three months ended March 31, 2016.

The average yield on our mortgage loan portfolio declined versus the comparable periods in 2016 primarily due to a continued increase in the percentage of RPLs that have remained performing and an increase in the number of NPLs that have become performing.  Performing loans generally have a longer duration than NPLs resulting in increased expected principal and interest collections over the life of the loan but lower current period income as recovery of our purchase discount occurs over a longer period.  Our average cost of funds declined compared to the comparable period in 2016 primarily due to lower funding costs on our secured borrowings and repurchase lines of credit.

The average balance of our mortgage loan portfolio and debt outstanding for the three month periods ended March 31, 2017 and 2016 are included in the table below ($ in thousands):

Table 2: Average balances

	For the three months ended March 31,
	2017	2016
Mortgage loan portfolio	$860,957	$568,909
Total debt	$669,938	$384,486

Other income

Other income for the three months ended March 31, 2017 versus the comparable period in 2016 decreased primarily due to lower gains on sale of REO, partially offset by higher late fees ($ in thousands):

Table 3: Other income

	Three months ended March 31,
	2017	2016
Late fee income	$150	$82
Net gain on sale of Property held-for-sale	109	257
HAMP fees (1)	101	97
Other investment income	91	78
Other income	11	5
Total Other Income(2)	$462	$519

(1) Fees received pursuant to the government’s Home Affordable Modification Program.

(2) In the first quarter of 2017, we reclassified impairments of REO property held-for-sale from Other income to Other expense in our consolidated Statements of Income and recast the comparative period in 2016.

Operating Expenses

Total expenses for the three months ended March 31, 2017 increased versus the comparable period in 2016 consistent with the overall growth in the portfolio. The primary drivers of the overall increase were loan servicing fees, management fees and loan transactions costs. We accrued $0.5 million in loan transaction costs for the three months ended March 31, 2017 primarily related to loan purchases we expect to close in the second quarter of 2017.

Our real estate operating expense increased for the three month period ending March 31, 2017, primarily as a result of impairments on REO held-for-sale. As of March 31, 2017, we owned 165 properties held-for-sale versus 87 at March 31, 2016. We routinely assess the net realizable value on our REO property held-for-sale and record impairment if the carrying value of the REO property held-for-sale exceeds its net realizable value. Impairment charges and realized losses on REO property held-for-sale are primarily arising from loans acquired in NPL pools in the second half of 2014 and the first half of 2015.

Other expense increased for the three months ended March 31, 2017, primarily due to restricted stock granted to our officers and service providers and expenses related to our repurchase lines of credit. Under the terms of our repurchase agreements, we obtain updated broker price opinions every six months for the collateral underlying our mortgage loans that are pledged to our repurchase lines of credit. A breakdown of other expense is provided in Table 4 ($ in thousands).

Table 4: Other Expense

	Three months ended March 31,
	2017	2016
Employee and service provider grants	$169	$-
Borrowing related expenses	147	49
Insurance	135	125
Directors' fees and grants	64	60
Other expense	64	29
Travel, meals, entertainment	55	71
Communications	16	1
Taxes and regulatory expense	13	18
Total other expense	$663	$353

Equity and Net Book Value Per Share

Our net book value per share was $15.28 and $15.06 at March 31, 2017 and December 31, 2016, respectively, an increase of $0.22 due to the increase in equity from our earnings. The net book value per share is calculated by dividing equity by total adjusted shares outstanding, including OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership) and Manager and director shares not issued as of the date indicated ($ in thousands except per share amounts):

Table 5: Book value per share

	March 31, 2017	December 31, 2016
Outstanding shares	17,991,998	17,967,387
Adjustments for:
Operating partnership units	624,106	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	177,697	177,012
Total adjusted shares outstanding	18,793,801	18,768,505
Total equity	$287,144	$282,723
Book value per share	$15.28	$15.06

Mortgage loan portfolio

For the three months ended March 31, 2017, we acquired 24 RPLs and originated two SBC loans for a total investment of $5.5 million. No NPLs were acquired during the periods ending March 31, 2017 or 2016. For the three months ended March 31, 2016, we acquired 218 RPLs for an acquisition price of $37.1 million. The following table shows loan portfolio RPL acquisitions for the three months ended March 31, 2017 and March 31, 2016 ($ in thousands):

Table 6: Portfolio acquisitions (excludes loan originations)

	Three months ended March 31,
	2017	2016
RPLs
Count	24	218
UPB	$3,445	$49,685
Purchase price	$3,143	$37,148
Purchase price % of UPB	91.2%	74.8%

Additionally, during the three month periods ended March 31, 2017, and March 31, 2016, 89 and 44 mortgage loans, representing 1.6% and 1.1%, respectively, of our ending UPB, were liquidated. Our loan portfolio activity for the three months ended March 31, 2017 and 2016 is presented below ($ in thousands):

Table 7: Loan portfolio activity

	Three months ended March 31,
	2017	2016
Beginning carrying value	$870,587	$554,877
Mortgage loan portfolio acquisitions and originations	5,572	37,205
Payments received	(32,020)	(18,233)
Accretion recognized	20,554	15,822
Reclassifications to REO	(8,100)	(5,911)
Other adjustments to carrying value	163	538
Ending carrying value	$856,756	$584,298

Table 8: Portfolio composition

As of March 31, 2017 and December 31, 2016, our portfolio of mortgage-related assets consisted of the following ($ in thousands):

March 31, 2017		December 31, 2016
No. of Loans	4,797	No. of Loans	4,910
Total UPB	$1,043,346	Total UPB	$1,070,193
Interest-Bearing Balance	$963,332	Interest-Bearing Balance	$989,818
Deferred Balance(1)	$80,014	Deferred Balance(1)	$80,381
Market Value of Collateral(2)	$1,273,084	Market Value of Collateral(2)	$1,293,611
Price/Total UPB(3)	77.2%	Price/Total UPB(3)	77.0%
Price/Market Value of Collateral	64.2%	Price/Market Value of Collateral	64.4%
Weighted Average Coupon(4)	4.38%	Weighted Average Coupon(4)	4.41%
Weighted Average LTV(4)	95.7%	Weighted Average LTV(4)	97.1%
Weighted Average Remaining Term (months)	293.9	Weighted Average Remaining Term (months)	323
No. of first liens	4,773	No. of first liens	4,886
No. of second liens	24	No. of second liens	24
No. of Rental Properties	5	No. of Rental Properties	3
Market Value of Rental Properties	$1,713	Market Value of Rental Properties	$1,263
Capital Invested in Rental Properties	$1,552	Capital Invested in Rental Properties	$1,289
Price/Market Value of Rental Properties	90.6%	Price/Market Value of Rental Properties	102.1%
No. of Other REO	165	No. of Other REO	149
Market Value of Other REO	$38,715	Market Value of Other REO	$28,286

(1)	Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(2)	As of date of acquisition.
(3)	At March 31, 2017 and December 31, 2016 our loan portfolio consists of fixed rate (60.2% of UPB), ARM (10.8% of UPB) and Hybrid ARM (29.0% of UPB) mortgage loans and fixed rate (60.1% of UPB), ARM (11.1% of UPB) and Hybrid ARM (28.8% of UPB) respectively, of mortgage loans with original terms to maturity of not more than 40 years.
(4)	UPB as of March 31, 2017 and December 31, 2016 divided by market value of collateral and weighted by the UPB of the loan.

We closely monitor the status of our mortgage loans through our Servicer as it works with our borrowers to improve their payment records. The following table shows the percentages of our portfolio, based on UPB, represented by non-performing loans and re-performing loans at March 31, 2017, and December 31, 2016, based on loan status as of the consolidated Balance Sheet date.

Table 9: Loan portfolio by re-performing and non-performing loans

	March 31, 2017	December 31, 2016
Re-performing loans	93.6%	93.1%
Non-performing loans	6.4%	6.9%
Total loans	100.0%	100.0%

Table 10: Portfolio characteristics

The following table presents certain characteristics about our mortgage loans by years of origination as of March 31, 2017 and December 31, 2016, respectively ($ in thousands):

Portfolio at March 31, 2017	Years of Origination
	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990

Number of loans	453	2,798	1,270	259	17
Unpaid principal balance	$94,830	$704,604	$224,475	$18,837	$600
Mortgage loan portfolio by year of origination	9.1%	67.5%	21.5%	1.8%	0.1%
Loan Attributes:
Weighted average loan age (months)	74.5	121.1	151.9	231.7	368.3
Weighted average loan-to-value	89.7%	100.6%	85.3%	63.7%	24.4%
Delinquency Performance:
Current	53.6%	54.1%	54.5%	49.5%	58.7%
30 days delinquent	13.4%	12.5%	12.1%	13.1%	19.0%
60 days delinquent	6.9%	8.2%	8.7%	6.2%	8.6%
90+ days delinquent	20.1%	15.9%	13.8%	17.0%	8.9%
Foreclosure	6.0%	9.3%	10.9%	14.2%	4.8%

Portfolio at December 31, 2016	Years of Origination
	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990

Number of loans	461	2,863	1,303	262	21
Unpaid principal balance	$94,733	$723,685	$231,093	$19,328	$1,354
Mortgage loan portfolio by year of origination	8.9%	67.6%	21.6%	1.8%	0.1%
Loan Attributes:
Weighted average loan age (months)	74.7	118.3	148.8	229.8	365.6
Weighted average loan-to-value	92.9%	105.2%	88.3%	65.8%	25.6%
Delinquency Performance:
Current	49.8%	47.9%	46.8%	40.0%	19.2%
30 days delinquent	14.8%	16.0%	17.1%	18.8%	62.2%
60 days delinquent	8.3%	9.7%	9.7%	6.0%	0.0%
90+ days delinquent	21.3%	16.3%	15.8%	25.5%	8.9%
Foreclosure	5.8%	10.1%	10.6%	9.7%	9.7%

Table 11: Loans by state

The following table identifies our mortgage loans by state, number of loans, loan value and collateral value and percentages thereof at March 31, 2017 and December 31, 2016 ($ in thousands):

March 31, 2017						December 31, 2016
State	Count	UPB	%UPB	Collateral Value¹	% of Collateral Value	State	Count	UPB	%UPB	Collateral Value¹	% of Collateral Value
CA	789	284,283	27.2%	374,901	29.5%	CA	809	292,319	27.6%	384,018	29.7%
FL	665	133,048	12.7%	148,273	11.6%	FL	685	135,608	12.7%	148,413	11.5%
NY	276	95,021	9.1%	125,742	9.9%	NY	276	94,939	8.9%	122,790	9.4%
NJ	228	62,814	6.0%	69,583	5.5%	NJ	235	66,023	6.2%	71,898	5.6%
MD	181	48,032	4.6%	52,123	4.1%	MD	188	50,332	4.7%	54,263	4.2%
MA	170	37,515	3.6%	45,190	3.5%	MA	176	38,762	3.6%	45,939	3.6%
IL*	169	34,051	3.3%	34,990	2.7%	IL*	171	34,433	3.2%	35,136	2.7%

TX	288	33,033	3.2%	48,327	3.8%	TX	296	34,054	3.2%	49,466	3.8%
VA	138	29,671	2.8%	35,129	2.8%	VA	141	30,269	2.8%	35,769	2.8%
GA*	218	28,894	2.8%	32,958	2.6%	GA*	222	29,649	2.8%	33,687	2.6%
NC	175	24,730	2.4%	29,524	2.3%	NC	183	25,995	2.4%	30,553	2.4%
WA	91	21,727	2.1%	25,827	2.0%	WA	92	22,196	2.1%	26,001	2.0%
AZ	118	21,727	2.1%	23,553	1.9%	AZ	117	22,180	2.1%	23,522	1.8%
NV	100	20,435	2.0%	23,306	1.8%	NV	101	20,593	1.9%	23,445	1.8%
PA	139	15,227	1.5%	18,625	1.5%	PA	141	15,577	1.5%	18,836	1.5%
CO	58	12,613	1.2%	18,772	1.5%	SC	102	13,029	1.2%	15,870	1.2%
SC	99	12,523	1.2%	15,462	1.2%	OH	102	12,885	1.2%	12,907	1.0%
OH	98	12,254	1.2%	12,197	1.0%	CO	59	12,729	1.2%	18,643	1.4%
OR	55	11,402	1.1%	15,410	1.2%	OR.	60	12,124	1.1%	16,495	1.3%
TN	89	10,096	1.0%	12,301	1.0%	TN	89	10,150	0.9%	12,250	0.9%
MI	72	9,829	0.9%	11,345	0.9%	MI	74	9,879	0.9%	11,117	0.9%
CT	45	8,795	0.8%	10,046	0.8%	CT	46	8,789	0.8%	10,396	0.8%
UT	43	7,744	0.7%	9,781	0.8%	UT	44	7,903	0.7%	9,841	0.8%
IN	77	7,198	0.7%	8,109	0.6%	IN	77	7,234	0.7%	8,108	0.6%
MN	40	6,899	0.7%	8,973	0.7%	MN	37	6,646	0.6%	8,432	0.7%
AL	39	5,797	0.6%	5,589	0.4%	AL	40	6,428	0.6%	6,338	0.5%
MO	41	5,188	0.5%	5,650	0.4%	MO	43	5,400	0.5%	5,789	0.4%
WI	31	4,661	0.4%	5,186	0.4%	WI	31	4,688	0.4%	5,141	0.4%
LA	35	3,878	0.4%	4,939	0.4%	LA	36	4,203	0.4%	4,889	0.4%
DE	19	3,584	0.3%	3,630	0.3%	DE	20	3,988	0.4%	5,343	0.4%
KY	28	3,508	0.3%	3,803	0.3%	KY	30	3,688	0.3%	3,942	0.3%
RI	15	3,264	0.3%	3,289	0.3%	RI	15	3,274	0.3%	3,259	0.3%
HI	11	2,686	0.3%	3,989	0.3%	HI	11	2,690	0.3%	3,989	0.3%
DC	9	2,649	0.3%	4,292	0.3%	DC	9	2,661	0.2%	4,292	0.3%
NH	13	2,622	0.3%	3,176	0.2%	NH	13	2,636	0.2%	3,131	0.2%
NM	12	2,505	0.2%	3,124	0.2%	NM	12	2,511	0.2%	3,121	0.2%
MS	20	1,884	0.2%	2,162	0.2%	MS	22	2,026	0.2%	2,432	0.2%
OK	18	1,834	0.2%	2,032	0.2%	OK	18	1,844	0.2%	2,080	0.2%
ID	9	1,290	0.1%	2,095	0.2%	KS	14	1,358	0.1%	1,615	0.1%
PR	10	1,253	0.1%	1,641	0.1%	ID	9	1,296	0.1%	2,095	0.2%
KS	13	1,217	0.1%	1,465	0.1%	PR	10	1,258	0.1%	1,626	0.1%
ME	8	1,207	0.1%	1,119	0.1%	ME	8	1,210	0.1%	1,119	0.1%
WV	11	1,159	0.1%	1,078	0.1%	WV	12	1,167	0.1%	1,342	0.1%
AR	11	899	0.1%	1,022	0.1%	IA	11	938	0.1%	1,052	0.1%
IA	11	899	0.1%	1,084	0.1%	AR	11	905	0.1%	1,032	0.1%
SD	3	614	0.1%	787	0.1%	SD	3	618	0.1%	787	0.1%
MT	2	362	0.0%	485	0.0%	MT	2	364	0.0%	485	0.0%
VT	1	253	0.0%	207	0.0%	NE	3	255	0.0%	258	0.0%
NE	3	253	0.0%	258	0.0%	VT	1	254	0.0%	208	0.0%
AK	1	155	0.0%	243	0.0%	ND	2	157	0.0%	284	0.0%

ND	1	86	0.0%	125	0.0%	WY	1	79	0.0%	167	0.0%
WY	1	78	0.0%	167	0.0%	-	-	-	-	-	-
Totals	4,797	1,043,346	100.0%	1,273,084	100.0%		4,910	1,070,193	100.0%	1,293,611	100.0%

* Information reflects one loan each in Illinois and Georgia in which we have a 95% participation interest, but which are owned by the Servicer because neither we nor our subsidiaries have the necessary licenses in those states.

(1) As of date of acquisition.

Liquidity and capital resources

Source and uses of cash

For the quarters ended March 31, 2017 and 2016, we collected $36.2 million and $20.2 million, respectively, in payments on and payoffs of our mortgage loans and on sales of our REO held-for-sale.

Our primary sources of cash have consisted of proceeds from our securities offerings, our securitizations, repurchase agreements, principal and interest payments on our loan portfolio, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include securitizations, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities). We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs. From time to time, we may invest with third parties and acquire interests in loans through investments in joint ventures.

We use cash to purchase mortgage-related assets, repay principal and interest on any borrowings, make distributions to our stockholders and holders of our OP units and fund operations.

As of March 31, 2017, substantially all of our invested capital was in RPLs, NPLs, and REO property held-for-sale. We also held approximately $29.8 million of cash, and cash equivalents, a decrease of $5.9 million from our balance of $35.7 million at December 31, 2016. Our average daily cash balance during the quarter was $35.5 million, an increase of $2.7 million from our average daily cash balance of $32.8 million for the quarter ended December 31, 2016.

Our operating cash outflows, including the effect of restricted cash, for the three months ended March 31, 2017 and 2016 were $1.6 million and $3.1 million, respectively. The primary operating cash inflow is cash interest payments on our mortgage loan pools of $11.0 million and $6.8 million for the three months ended March 31, 2017 and 2016, respectively. Operating cash flows are negative for both periods, however, as a result of non-cash interest income accretion of $9.8 million for the three months ended March 31, 2017 and $9.0 million for the three months ended March 31, 2016. Operating cash flows do not include the cash portion of accretion that we receive through principal payments on our mortgage loans or the proceeds on the sales of our property held-for-sale.

For the three months ended March 31, 2017, our investing cash inflows of $19.9 million were driven primarily by principal payments on and payoffs of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale offset by mortgage loan acquisitions. For the three months ended March 31, 2016, our investing cash outflows of $25.1 million were driven primarily by net mortgage loan acquisitions offset by principal payments on and repayments of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale. Principal payments and payoffs and proceeds on the sale of our property held-for-sale were $25.4 million and $13.4 million for the three months ended March 31, 2017 and 2016, respectively.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and pay dividends on our common stock and distributions on our OP units. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our equity offerings. For the quarter ended March 31, 2017, we had net financing cash outflows of $24.8 million as we reduced the balances of our secured borrowings and repurchase lines of credit. For the quarter ended March 31, 2016, we had net cash inflows from financing activities of $22.4 million as we borrowed against our repurchase lines of credit to fund mortgage loan acquisitions. For the quarters ended March 31, 2017 and 2016 we paid $4.7 million and $3.8 million, respectively, in combined dividends and distributions.

Financing activities – secured borrowings and repurchase arrangements

From inception (January 30, 2014) to March 31, 2017, we have completed eight secured borrowings pursuant to Rule 144A under the Securities Act. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated Balance Sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our secured borrowings are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of our eight secured borrowings through March 31, 2017, we have retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full. On October 25, 2016, we called our senior bonds issued by Ajax Mortgage Loan Trust 2014-A and 2014-B (the “2014 Trusts”). The remaining assets of the 2014 Trusts were re-securitized in Ajax Mortgage Loan Trust 2016-C. A portion of the proceeds from the senior bond issued by Ajax Mortgage Loan Trust 2016-C were used to redeem the senior bonds from the 2014 Trusts.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates as of March 31, 2017:

Table 12: Securitizations

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2015-A / May 2015	Class A notes due 2054	$35.6 million	3.88%
	Class B-1 notes due 2054(1) (3)	$8.7 million	5.25%
	Class B-2 notes due 2054(1) (3)	$8.7 million	5.25%
	Trust certificates(2)	$22.8 million	–
	Deferred issuance costs	$(0.8) million	–

Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060	$87.2 million	3.88%
	Class B-1 notes due 2060(1) (3)	$15.9 million	5.25%
	Class B-2 notes due 2060(1) (3)	$7.9 million	5.25%
	Trust certificates(2)	$47.5 million	–
	Deferred issuance costs	$(1.5) million	–

Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057	$82.0 million	3.88%
	Class B-1 notes due 2057(1) (3)	$6.5 million	5.25%
	Class B-2 notes due 2057(1) (3)	$6.5 million	5.25%
	Trust certificates(2)	$35.1 million	–
	Deferred issuance costs	$(2.7) million	–

Ajax Mortgage Loan Trust 2016-A / April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1) (3)	$7.9 million	5.25%
	Class B-2 notes due 2064(1) (3)	$7.9 million	5.25%
	Trust certificates (2)	$41.3 million	–
	Deferred issuance costs	$(2.7) million	–

Ajax Mortgage Loan Trust 2016-B / August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1) (3)	$6.6 million	5.25%
	Class B-2 notes due 2065(1) (3)	$6.6 million	5.25%

	Trust certificates (2)	$34.1 million	–
	Deferred issuance costs	$(1.6) million	–

Ajax Mortgage Loan Trust 2016-C/October 2016	Class A notes due 2057	$102.6 million	4.00%
	Class B-1 notes due 2057(1) (3)	$7.9 million	5.25%
	Class B-2 notes due 2057(1) (3)	$7.9 million	5.25%
	Trust certificate (2)	$39.4 million	–
	Deferred issuance costs	$(1.6) million	–

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.

(2)	The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

(3)	These securities are encumbered under a repurchase agreement.

Repurchase transactions

We entered into two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” Each facility has a ceiling of $200.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and /or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and / or a failure by us to repurchase the asset and repay the borrowing at maturity. We also entered into three repurchase facilities substantially similar to the mortgage loan repurchase facilities. However, the pledged assets are the class B bonds from our securitization transactions. We have effective control over the assets subject to these transactions; therefore our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at March 31, 2017 and December 31, 2016 follows ($ in thousands):

Table 13: Repurchase transactions by maturity date

			March 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Interest Rate
May 8, 2017	November 9,2016	$14,986	$14,986	$21,409	3.35%
September 8, 2017	March 9, 2017	10,320	10,320	14,742	3.52%
September 29, 2017	March 30, 2017	10,762	10,762	15,375	3.53%
November 21, 2017	November 22, 2016	200,000	19,521	35,077	4.41%
July 12, 2019	July 15, 2016	200,000	167,208	220,708	3.48%
Totals		$436,068	$222,797	$307,311	3.56%

			December 31, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Interest Rate
March 19, 2017	September 9, 2016	$10,310	$10,309	$14,728	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	3.34%
May 8, 2017	November 9, 2016	14,986	14,986	21,409	3.35%
November 21, 2017	November 22, 2016	200,000	21,302	36,044	4.20%
July 12, 2019	July 15, 2016	200,000	170,046	226,192	3.25%
Totals		$436,093	$227,440	$313,797	3.35%

As of March 31, 2017, we had $222.8 million outstanding under our repurchase transactions. The maximum month-end balance outstanding during the three-month period ended March 31, 2017 was $225.2 million, compared to a maximum month-end balance for the three-month period ended December 31, 2016 of $227.4 million. The following table presents certain details of our repurchase transactions for the three-month periods ended March 31, 2017 and December 31, 2016 ($ in thousands):

Table 14: Repurchase balances

	Three months ended March 31, 2017		Three months ended December 31, 2016
Balance at the end of period	$222,797		$227,440
Maximum month-end balance outstanding during the period	$225,221		$227,440
Average balance	$225,436	(1)	$127,890

(1)	Mid-month balances were higher than month-end balances, driving our average balance higher than the month-end maximum.

The increase in our average balance from $127.9 million for the three months ended December 31, 2016 to our average balance of $225.4 million for the three months ended March 31, 2017 was due to a net increase in repurchase financing during the three months ended March 31, 2017, as a result of additional investments in mortgage loans.

As of March 31, 2017 and December 31, 2016, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities and secured borrowings. However, on April 25, 2017, we completed the public offer and sale of $87.5 million aggregate principal amount of our 7.25% Convertible Senior Notes due 2024. The notes bear interest at a rate of 7.25% per annum, payable quarterly. The notes will mature on April 30, 2024, unless earlier converted, redeemed or repurchased. The conversion rate will equal 1.6267 shares of common stock per $25.00 principal amount of notes (equivalent to a conversion price of approximately $15.37 per share of common stock), a 17.5% premium over our stock price on the issue date. We intend to use the net proceeds to acquire additional mortgage loans and mortgage-related assets consistent with our investment strategy and for general corporate purposes.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On April 19, 2017, our Board of Directors declared a dividend of $0.28 per share, to be paid on May 30, 2017 to stockholders of record as of May 16, 2017.

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

Contractual obligations

A summary of our contractual obligations as of March 31, 2017 and December 31, 2016 is as follows ($ in thousands):

Table 15: Contractual obligations

March 31, 2017	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Borrowings under repurchase agreement	$222,797	$55,588	$167,209	$-	$-
Interest on repurchase agreement	14,236	5,340	8,896	-	-
Total	$237,034	$60,929	$176,105	$-	$-

December 31, 2016	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Borrowings under repurchase agreement	$227,440	$57,394	$170,046	$-	$-
Interest on repurchase agreement	27,270	11,676	15,594	-	-
Total	$254,710	$69,070	$185,640	$-	$-

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from these previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 2, 2017 we issued 21,075 shares of our common stock to the Manager in payment of the stock-based portion of the management fee due for the first quarter of 2017 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2017. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On May 2, 2017 we issued each of our independent directors 614 shares of common stock in partial payment of their quarterly director fees for the first quarter of 2017. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

GREAT AJAX CORP.

Date: May 3, 2017	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2017	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

