Form 10-Q
period 2017-06-30
Great Ajax Corp.
filed 2017-08-03
CIK 1614806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 1, 2017, 18,248,304 of the Registrant’s common stock, par value $0.01 per share, were outstanding which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$42,040	$35,723
Cash held in trust	29	1,185
Mortgage loans(1)	1,044,745	869,091
Property held-for-sale, net	28,278	23,882
Rental property, net	1,969	1,289
Investment in debt securities	6,303	6,323
Receivable from servicer	16,067	12,481
Investment in affiliates	1,862	4,253
Prepaid expenses and other assets	4,829	3,175
Total assets	$1,146,122	$957,402

LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2)	$522,706	$442,670
Borrowings under repurchase agreement	245,526	227,440
Convertible senior notes, net(2)	82,083	-
Management fee payable	750	750
Accrued expenses and other liabilities	2,697	3,819
Total liabilities	853,762	674,679
Commitments and contingencies- see Note 7
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.01 par value; 125,000,000 shares authorized, 18,169,424 shares at June 30, 2017 and 18,122,387 shares at December 31, 2016 issued and outstanding	182	181
Additional paid-in capital	248,803	244,880
Retained earnings	32,880	27,231
Accumulated other comprehensive loss	(131)	-
Equity attributable to common stockholders	281,734	272,292
Non-controlling interests	10,626	10,431
Total equity	292,360	282,723
Total liabilities and equity	$1,146,122	$957,402

(1)	Mortgage loans include $699,566 and $598,643 of loans at June 30, 2017 and December 31, 2016, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8—Debt.

(2)	Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except per share data)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
INCOME

Loan interest income	$21,721	$16,378	$42,528	$32,258
Interest expense	(9,293)	(6,063)	(16,944)	(11,050)
Net interest income	12,428	10,315	25,584	21,208

Income from investment in Manager	142	46	191	90
Other income	535	482	997	1,001
Total income	13,105	10,843	26,772	22,299

EXPENSE
Related party expense – loan servicing fees	1,935	1,410	3,817	2,786
Related party expense – management fees	1,330	937	2,403	1,843
Loan transaction expense	442	574	967	787
Professional fees	507	407	987	821
Real estate operating expenses	637	268	961	475
Other expense	886	360	1,570	740
Total expense	5,737	3,956	10,705	7,452

Loss on debt extinguishment	218	-	218	-

Income before provision for income taxes	7,150	6,887	15,849	14,847
Provision for income taxes	48	26	49	23
Consolidated net income	7,102	6,861	15,800	14,824
Less: consolidated net income attributable to the non-controlling interest	238	256	527	568
Consolidated net income attributable to common stockholders	$6,864	$6,605	$15,273	$14,256
Basic earnings per common share	$0.38	$0.42	$0.84	$0.92
Diluted earnings per common share	$0.36	$0.42	$0.82	$0.92

Weighted average shares – basic	18,008,499	15,742,932	17,992,692	15,524,725
Weighted average shares – diluted	23,026,679	16,389,126	20,921,070	16,174,164

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Consolidated net income attributable to common stockholders	$6,864	$6,605	$15,273	$14,256
Other comprehensive income:
Net unrealized gain/(loss) on investment, net of non-controlling interest	9	-	(131)	-
Comprehensive income	$6,873	$6,605	$15,142	$14,256

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six months ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$15,800	$14,824
Adjustments to reconcile consolidated net income to net cash from operating activities
Stock-based management fee and compensation expense	1,331	514
Non-cash interest income accretion	(20,893)	(20,711)
Discount accretion on investment in debt securities	(111)	-
Gain on sale of property	(222)	(1,086)
Non-cash loan charges	26	-
Depreciation of property	32	11
Impairment of real estate owned	909	200
Amortization of prepaid financing costs	2,706	2,889
Net change in operating assets and liabilities
Prepaid expenses and other assets	(1,981)	(521)
Receivable from servicer	(3,749)	(1,505)
Undistributed income from investment in affiliates	(385)	(259)
Accrued expenses, management fee payable, and other liabilities	(981)	1,693
Net cash used in operating activities	(7,518)	(3,951)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(217,444)	(89,328)
Principal paydowns on mortgage loans	48,401	23,595
Proceeds from sale of property held-for-sale	8,449	5,220
Investment in equity method investee	-	(1,111)
Distribution from affiliates	2,776	95
Renovations of rental property and property held-for-sale	-	(478)
Net cash used in investing activities	(157,818)	(62,007)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	66,806	71,086
Repayments on repurchase transactions	(48,861)	(73,379)
Proceeds from sale of secured notes	140,669	101,431
Repayments on secured notes	(60,748)	(19,421)
Proceeds from sale of convertible senior notes	84,866	-
Deferred financing costs	(2,352)	-
Sale of common stock, net of offering costs	-	31,964
Sale of common stock pursuant to dividend reinvestment plan	73	-
Distribution to non-controlling interest	(332)	(305)
Dividends paid on common stock	(9,624)	(7,511)
Net cash provided by financing activities	170,497	103,865
NET CHANGE IN CASH AND CASH EQUIVALENTS AND CASH HELD IN TRUST	5,161	37,907
CASH AND CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	36,908	30,834
CASH AND CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$42,069	$68,741
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,548	$7,952
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$14,300	$10,930
Issuance of common stock for management and director fees	$1,331	$514
Transfer of property held-for-sale to loans	$56	$143
Convertible senior notes conversion premium transferred to Equity	$2,520	$-
Transfer of accrued interest to Borrowings under repurchase agreement	$141	$-

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands except share data)

	Common stock shares	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders' equity	Non- controlling interest	Total equity
Balance at December 31, 2015	15,301,946	$152	$211,729	$15,921	-	$227,802	$10,011	$237,813
Net income	-	-	-	14,256	-	14,256	568	14,824
Issuance of shares	2,589,427	27	31,937	-	-	31,964	-	31,964
Stock-based management fee expense	29,826	-	462	-	-	462	-	462
Stock-based compensation expense	3,324	-	52	-	-	52	-	52
Dividends and distributions	-	-	-	(7,511)	-	(7,511)	(305)	(7,816)
Balance at June 30, 2016	17,924,523	$179	$244,180	$22,666	-	$267,025	$10,274	$277,299

Balance at December 31, 2016	18,122,387	$181	$244,880	$27,231	-	$272,292	$10,431	$282,723
Net income	-	-	-	15,273	-	15,273	527	15,800
Issuance of shares	5,494	-	73	-	-	73	-	73
Stock-based management fee expense	41,427	1	902	-	-	903	-	903
Stock-based compensation expense	116	-	428	-	-	428	-	428
Dividends and distributions	-	-	-	(9,624)	-	(9,624)	(332)	(9,956)
Conversion premium – Convertible senior notes	-	-	2,520	-	-	2,520	-	2,520
Accumulated other comprehensive loss	-	-		-	(131)	(131)	-	(131)
Balance at June 30, 2017	18,169,424	$182	$248,803	$32,880	$(131)	$281,734	$10,626	$292,360

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIESNOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2017

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

Basis of presentation and use of estimates

These consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the period ended December 31, 2016, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2017.

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

All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated Balance Sheet. As of June 30, 2017, the Company owned 96.7% of the outstanding operating partnership units (“OP Units”) and the remaining 3.3% of the OP Units are owned by an unaffiliated holder.

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

Borrower payments on the Company’s mortgage loans are classified as principal, interest, payments of fees, or escrow deposits. Amounts applied as interest on the borrower account are similarly classified as interest for accounting purposes and are classified as operating cash flows in the Company’s consolidated Statement of Cash Flows. Amounts applied as principal on the borrower account are similarly classified as principal for accounting purposes and are classified as investing cash flows in the consolidated Statement of Cash Flows. Amounts received as payments of fees are recorded in Other income and classified as operating cash flows in the consolidated Statement of Cash Flows. Escrow deposits are recorded on the Servicer’s Balance Sheet and do not impact the Company’s cash flow.

Loans acquired or originated that have not experienced a deterioration in credit quality

While the Company generally acquires loans that have experienced deterioration in credit quality, it does acquire or originate loans that have not experienced a deterioration in credit quality. The Company recognizes any related loan discount and deferred expenses pursuant to ASC 310-20 by amortizing these amounts over the life of the loan.

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

Real estate

The Company acquires REO properties when it forecloses on the borrower and takes title to the underlying property or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that the Company expects to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or, net realizable value (fair market value less expected selling costs). Fair market value is determined based on appraisals, broker price opinions (“BPOs”), or other market indicators of fair value including list price or contract price. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred.

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

Renovations are performed by the Servicer, and those costs are then reimbursed to the Servicer. Any renovations on properties which the Company elects to hold as rental properties are capitalized as part of the property’s basis and depreciated over the remaining estimated useful life of the property. The Company may perform property renovations to maximize the value of a property for either its rental strategy or for resale.

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

Repurchase facilities

The Company enters into repurchase financing facilities under which it nominally sells assets to a counterparty and simultaneously enters into an agreement to repurchase the sold assets at a price equal to the sold amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. At the maturity of a repurchase financing, unless the repurchase financing is renewed, the Company is required to repay the borrowing including any accrued interest and concurrently receives back its pledged collateral from the lender. The repurchase financings are treated as collateralized financing transactions; pledged assets are recorded as assets in the Company’s consolidated Balance Sheets, and debt is recognized at the contractual amount. Interest is recorded at the contractual amount on an accrual basis. Costs associated with the set-up of a repurchasing contract are recorded as deferred issuance cost at inception and amortized over the contractual life of the agreement. Any draw fees associated with individual transactions and any facility fees assessed on the amounts outstanding are recorded as deferred costs when incurred and amortized over the contractual life of the related borrowing.

Convertible senior notes

On April 25, 2017, the Company completed the public offer and sale of $87.5 million aggregate principal amount of its Convertible senior notes (the “notes”) due 2024. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2017. The notes will mature on April 30, 2024, unless earlier converted, redeemed or repurchased. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at an initial conversion rate of 1.6267 shares of common stock per $25.00 principal amount of the notes, which represents an initial conversion price of approximately $15.37 per share of common stock.

Coupon interest on the notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated Balance Sheets as a deduction from the notes, and are amortized to interest expense on an effective yield basis through April 30, 2023, the date at which the notes can be converted. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. Discount of $2.5 million, representing the value of the embedded conversion feature, was recorded to stockholders’ equity. No sinking fund has been established for redemption of the principal.

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

Under the Management agreement, the Company pays a quarterly base management fee based on its stockholders’ equity and equity equivalents, including the balance due on its Convertible senior notes, and a quarterly incentive management fee based on its cash distributions, if paid out of taxable income in excess of certain thresholds, to its stockholders. Management fees are expensed in the quarter incurred and the portion payable in common stock is included in consolidated Stockholders’ equity at quarter end. See Note 9 — Related party transactions.

Servicing fees

On July 8, 2014, the Company entered into a 15-year Servicing Agreement (the “Servicing Agreement”) with the Servicer. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives servicing fees of 0.65% annually of the Unpaid Principal Balance (“UPB”) for loans that are re-performing at acquisition and 1.25% annually of UPB for loans that are non-performing at acquisition. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the servicing agreement. The fees do not change if a re-performing loan becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The Servicing Agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 9 — Related party transactions.

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

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 90,000 shares. The Company has issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors, which are subject to a one-year vesting period. In addition, each of the Company’s independent directors receives an annual fee of $75,000, an increase of $25,000 over the annual fee paid to the Company’s independent directors through December 31, 2016. The fee is payable quarterly, half in shares of the Company’s common stock and half in cash. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and recorded in equity at quarter end.

On June 7, 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and Convertible senior notes, including OP Units and LTIP Units, into shares of common stock). Grants of restricted stock to officers of the Company use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates is determined using the stock price as of the date at which the counterparty's performance is complete. Forfeitures are accounted for in the period in which they occur. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date.

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

Cash and cash equivalents

Highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. The Company generally maintains cash and cash equivalents at insured banking institutions with minimum assets of $1 billion. Certain account balances exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Cash held in trust

Cash held in trust consists of restricted cash balances legally due to lenders, and is segregated from the Company’s other cash deposits. Cash held in trust is not available to the Company for any purposes other than the settlement of existing obligations to the lender.

Earnings per share

The Company grants restricted shares which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. Unvested share-based compensation awards containing non-forfeitable rights to receive dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method.

Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined by dividing net income available to common shareholders, reduced by income attributable to the participating securities, by the weighted-average common shares outstanding during the period.

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s Convertible senior notes, by the weighted-average common shares outstanding, assuming all dilutive securities, including stock grants, shares that would be issued in the event that OP Units are redeemed for shares of common stock of the Company, shares issued in respect of the stock-based portion of the base fee payable to the Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s outstanding Convertible senior notes, were issued. In the event the Company were to record a loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-dilutive.

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

The Commpany’s Investment in debt securities is considered to be available for sale, and is carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income.

The Company calculates the fair value for the secured borrowings on its consolidated Balance Sheets from securitization trusts by using the Company’s proprietary pricing model to estimate the cash flows expected to be generated from the underlying collateral with the discount rate used in the present value calculation representing an estimate of the average rate for debt instruments with similar durations and risk factors.

The Company’s Convertible senior notes are traded on the New York Stock Exchange; the debt’s fair value is determined from the closing price on the Balance Sheet date.

Property held-for-sale is carried at the lower of its acquisition basis or, net realizable value (fair market value less expected selling costs). Fair market value is determined based on appraisals, broker price opinions, or other market indicators of fair value. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

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

Investment in debt securities

The Company’s investment in debt securities consists of a $6.3 million investment in subordinated debt securities issued by a related party trust. The notes have a stated final maturity of October 25, 2056. The notes are considered to be available for sale, and are carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income.

Segment information

The Company’s primary business is acquiring, investing in and managing a portfolio of mortgage loans. The Company operates in a single segment focused on re-performing mortgages, and to a lesser extent non-performing mortgages.

Emerging growth company

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Nonetheless, the Company has elected not to use this extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended.

Reclassifications

Certain amounts in the Company’s 2016 consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or equity.

Recently adopted accounting standards

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures, which is intended to simplify the transition to the equity method of accounting. The guidance eliminates the retrospective application of the equity method of accounting when obtaining significant influence over a previously held investment. The guidance requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-07 in 2017 with no effect on its consolidated assets or liabilities, or its consolidated net income or equity.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation – Interests Held through Related Parties That Are Under Common Control. ASU 2016-17 is intended to revise guidance from ASU 2015-02 which, in practice, was leading to reporting of financial information that was not useful to financial statement users. Accordingly, ASU 2016-17 provides guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining if the reporting entity is the primary beneficiary of the VIE. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-17 in 2017 with no effect on its consolidated assets or liabilities, or its consolidated net income or equity.

In March 2017, the FASB issued ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. Adoption of ASU 2017-08 is required for fiscal years and interim periods within those fiscal years, beginning after December, 15, 2018, early adoption is permitted. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements. The Company adopted ASU 2016-17 in 2017 with no effect on its consolidated assets or liabilities, or its consolidated net income or equity.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses. The main objective of this guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. To achieve this, the amendments in this guidance replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Specifically, the amendments in this guidance require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, beginning with fiscal years after December 15, 2018. The Company is currently evaluating the impact on its consolidated financial statements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the consolidated balance sheets or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2017-09 will have on its consolidated financial statements and related disclosures.

Note 3 — Mortgage loans

Included on the Company’s consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 are approximately $1,044.7 million and $869.1 million, respectively, of RPLs, NPLs, and originated SBCs at carrying value. RPLs and NPLs are categorized at acquisition. The carrying value of RPLs and NPLs reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. Additionally originated SBC loans are carried at originated cost. The carrying value for all loans is decreased by an allowance for loan losses, if any. To date, the Company has not recorded an allowance for losses against its purchased mortgage loan portfolio.

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

The following table presents information regarding the accretable yield and non-accretable amount for loans acquired during the following periods. The Company’s loan acquisitions for the three and six months ended June 30, 2017 consisted of 1,218 and 1,242, respectively, purchased re-performing loans with $249.0 million and $252.4 million, respectively, UPB and two and four, respectively, originated SBC loans with $1.7 million and $4.2 million, respectively. Comparatively during the three and six months ended June 30, 2016 the Company acquired 251and 469 RPLs, respectively, for $70.3 million and $119.9 million, respectively, representing 74.2% and 74.5% of UPB, respectively.

No NPLs were acquired in any of the three or six month periods in either 2017 or 2016.

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$397,912	$-	$120,524	$-
Non-accretable amount	(127,528)	-	(48,244)	-
Expected cash flows to be collected	270,384	-	72,280	-
Accretable yield	(60,180)	-	(20,152)	-
Fair value at acquisition	$210,204	$-	$52,128	$-

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$404,433	$-	$202,703	$-
Non-accretable amount	(130,105)	-	(77,392)	-
Expected cash flows to be collected	274,328	-	125,311	-
Accretable yield	(60,981)	-	(36,005)	-
Fair value at acquisition	$213,347	$-	$89,306	$-

The following table presents the change in the accretable yield for the RPLs and NPLs at June 30, 2017 and June 30, 2016. Accretable yield and accretion amounts do not include five originated SBC loans at June 30, 2017 and one originated SBC loan at June 30, 2016 ($ in thousands):

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$243,852	$10,068	$138,768	$16,151
Accretable yield additions	60,180	-	20,152	-
Accretion	(20,498)	(1,094)	(14,317)	(2,057)
Reclassification from (to) non-accretable amount, net	16,278	501	39,570	2,204
Balance at end of period	$299,812	$9,475	$184,173	$16,298

	Six months ended June 30, 2017		Six months ended June 30, 2016
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$239,858	$12,065	$136,455	$18,425
Accretable yield additions	60,981	-	36,005	-
Accretion	(39,651)	(2,429)	(27,857)	(4,331)
Reclassification from (to) non-accretable amount, net	38,624	(161)	39,570	2,204
Balance at end of period	$299,812	$9,475	$184,173	$16,298

For the three and six month periods ended June 30, 2017 , the Company accreted $21.6 million and $42.1 million, respectively, into interest income with respect to its loan portfolio. For the three and six month periods ended June 30, 2016 , the Company accreted $16.4 million and $32.2 million, respectively, into interest income with respect to its loan portfolio.

During the three months ended June 30, 2017, the Company reclassified a net $16.8 million from non-accretable amount to accretable yield, consisting of a $16.3 million transfer from non-accretable amount to accretable yield for RPLs, and a $0.5 million transfer from non-accretable amount to accretable yield for NPLs. Comparatively, during the three months ended June 30, 2016, the Company reclassified $39.6 million and $2.2 million from non-accretable amount to accretable yield for its re-performing and non-performing loans, respectively. The reclassification in the second quarter of 2017 is based on an updated assessment of projected loan cash flows as compared to the projection at December 31, 2016. The primary driver of the increase in accretable yield is higher than expected sustained performance rates on RPLs and lower re-default rates on modified NPLs. Performing loans have a longer duration than NPLs and generate higher cash flows over the expected life of the loan thus increasing the amount of accretable yield. This is offset by the removal of the accretable yield for loans that are removed from the pool at foreclosure and for loans that prepay sooner than expected.

The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017			December 31, 2016
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	2,939	$536,146	$644,219	2,306	$419,500	$510,058
30	944	162,839	192,952	797	141,169	173,482
60	675	116,097	135,004	482	84,468	101,727
90	963	158,736	195,128	911	142,701	179,718
Foreclosure	345	70,927	89,752	414	81,253	105,208
Mortgage loans	5,866	$1,044,745	$1,257,055	4,910	$869,091	$1,070,193

Note 4 — Real estate assets

The Company primarily acquires REO when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure. Additionally, from time to time, the Company may acquire real estate assets in purchase transactions.

Rental property

As of June 30, 2017, the Company owned nine REO properties with an aggregate carrying value of $2.0 million held for investment as rentals, at which time three of the properties were rented. Four of these properties were acquired through foreclosures, and five were transferred from Property held-for-sale. As of December 31, 2016, the Company had three REO properties having an aggregate carrying value of $1.3 million held for use as rentals, which were all rented at that time. Two of these properties were purchased, and one was acquired through foreclosure.

Property held-for-sale

The Company classifies REO as held-for-sale if the REO is being actively marketed for sale. As of June 30, 2017 and December 31, 2016, the Company’s net investments in REO held-for-sale were $28.3 million and $23.9 million, respectively. For the six month periods ended June 30, 2017 and 2016, all of the additions to REO Property held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of its mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and six months ended June 30, 2017 and June 30, 2016 ($ in thousands):

Property Held-for-sale	Three months ended				Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	165	$27,339	87	$13,380	149	$23,882	73	$10,333
Transfers from mortgage loans	38	5,704	39	5,019	90	13,712	73	9,851
Adjustments to record at lower of cost or fair value	-	(599)	-	(154)	-	(909)	-	(200)
Disposals	(35)	(4,123)	(21)	(2,324)	(67)	(8,227)	(41)	(4,137)
Transfer from held-for-sale to rental	(1)	(42)	6	630	(5)	(179)	6	704
Other	-	(1)	-	-	-	(1)	-	-
Balance at end of period	167	$28,278	111	$16,551	167	$28,278	111	$16,551

Dispositions

During the three months ended June 30, 2017 and June 30, 2016, the Company sold 35 and 21 REO properties, realizing net gains of approximately $0.1 million and $0.2 million, respectively. Comparatively, for the six months ended June 30, 2017 and June 30, 2016, the Company sold 67 and 41 REO properties, realizing net gains of approximately $0.2 million and $1.1 million, respectively. These amounts are included in Other income on the Company’s consolidated Statements of Income. The Company recorded lower of cost or estimated fair market value adjustments for the three months ended June 30, 2017 and 2016 of $0.6 million and $0.2 million, respectively. Comparatively, for the six months end June 30, 2017 and June 30, 2016, the Company recorded lower of cost or estimated fair value adjustments of $0.9 million and $0.2 million, repectively.

Note 5 — Fair value

Financial assets and liabilities

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2017	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans	$1,044,745	$-	$-	$1,151,225
Investment in debt securities	$6,303	$-	$6,303	$-
Financial liabilities
Secured borrowings, net	$522,706	$-	$-	$515,059
Borrowings under repurchase agreement	$245,526	$-	$245,526	$-
Convertible senior notes, net	$82,083	$89,305	$-	$-

		Level 1	Level 2	Level 3
December 31, 2016	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial Assets
Mortgage loans	$869,091	$-	$-	$930,226
Investment in debt securities	$6,323	$-	$6,323	$-
Financial liabilities
Secured borrowings, net	$442,670	$-	$-	$436,623
Borrowings under repurchase agreement	$227,440	$-	$227,440	$-
Convertible senior notes, net	$-	$-	$-	$-

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to REO is based upon the present value of future expected cash flows of the loans being transferred.

The fair value of secured borrowings is estimated using the Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans which collateralize the debt, and which drive the cash flows used to make interest payments. The discount rate used in the present value calculation represents the estimated effective yield of the underlying mortgages.

The Company’s borrowings under repurchase agreement are short-term in nature, and the Company’s management believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

The Company’s Convertible senior notes are traded on the New York Stock Exchange (“NYSE”); the debt’s fair value is determined from the NYSE closing price on the Balance Sheet date.

The carrying values of its Cash and cash equivalents, Cash held in trust, Receivable from servicer, Investment in affiliates, Management fee payable and Other liabilities are equal to or approximate fair value.

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition basis or net realizable value (fair market value less expected selling costs). Fair market value is determined based on appraisals, broker price opinions, or other market indicators of fair value. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

		Level 1	Level 2	Level 3
June 30, 2017	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$28,278	$-	$-	$28,278

		Level 1	Level 2	Level 3
December 31, 2016	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial Assets
Property held-for-sale	$23,882	$-	$-	$23,882

The Company has not transferred any assets between levels for any of its financial assets or liabilities, or its non-financial assets during either of the three or six month periods ended June 30, 2017 or June 30, 2016.

Note 6 — Unconsolidated affiliates

During the three months ended June 30, 2017, a small-balance commercial loan secured by a commercial property in Portland, Oregon, in which the Company held a 40.5% interest through a Delaware trust, GA-E 2014-12, was paid off in full. The Company received a distribution during the quarter of $2.6 million related to this investment. At June 30 2017, GA-E 2014-12 held cash of $7,000 and had accrued expenses of $5,000. Upon final settlement of all obligations, any remaining cash is expected to be distributed between the investors in proportion to their ownership interests. The Company accounts for its investment in GA-E 2014-12 using the equity method.

Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. The Company accounts for its investment in the Manager using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made, and the Company’s ownership interest in AS Ajax E, was reduced to a lower percentage of the total. At both June 30, 2017 and December 31, 2016, the Company’s interest in AS Ajax E was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income, assets and liabilities at 100%

Net income at 100%

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
GA-E 2014-12	$242	$191	$426	$384
The Manager	$723	$231	$964	$453
AS Ajax E LLC	$42	$57	$137	$57

Assets and liabilities at 100%

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$7	$5	$6,259	$-
The Manager	$5,765	$1,016	$4,864	$1,167
AS Ajax E LLC	$7,673	$3	$7,964	$12

Net income, assets and liabilities at Company share

Net income at Company share

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
GA-E 2014-12	$98	$77	$173	$156
The Manager	$143	$46	$191	$90
AS Ajax E LLC	$7	$14	$23	$1

Assets and liabilities at Company share

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$3	$2	$2,535	$-
The Manager	$1,141	$201	$960	$231
AS Ajax E LLC	$1,266	$-	$1,314	$2

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

At June 30, 2017, the Company had commitments to purchase, subject to due diligence, 127 RPLs secured by single-family residences with aggregate UPB of $42.9 million. The Company will only acquire loans that meet its acquisition criteria. See Note 13 – Subsequent events, for remaining open acquisitions as of the filing date.

Litigation, claims and assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2017, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt

Repurchase agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $200.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and /or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity the Company has in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has effective control over the assets subject to these transactions; therefore the Company’s repurchase transactions are accounted for as financing arrangements.

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

Additionally, the Company has sold subordinate securities from its mortgage securitizations in repurchase transactions. The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			June 30, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
September 8, 2017	March 9, 2017	$4,383	$4,383	$6,261	143%	3.52%
September 29, 2017	March 30, 2017	10,762	10,762	15,375	143%	3.53%
November 8, 2017	May 8, 2017	15,127	15,127	21,610	143%	3.54%
November 21, 2017	November 22, 2016	200,000	5,934	10,980	185%	4.66%
July 12, 2019	July 15, 2016	250,000	209,320	273,456	131%	3.72%
Totals		$480,272	$245,526	$327,682	133%	3.72%

			December 31, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
March 9, 2017	September 9, 2016	$10,310	$10,309	$14,728	143%	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	143%	3.34%
May 8, 2017	November 9, 2016	14,986	14,986	21,409	143%	3.35%
November 21, 2017	November 22, 2016	200,000	21,302	36,044	169%	4.20%
July 12, 2019	July 15, 2016	200,000	170,046	226,192	133%	3.25%
Totals		$436,093	$227,440	$313,797	138%	3.35%

The guaranty establishes a master netting arrangement; the arrangement does not meet the criteria for offsetting. The amount outstanding on the Company’s repurchase facility and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated Balance Sheets at June 30, 2017 and December 31, 2016 ($ in thousands).

	Gross amounts not offset in balance sheet
	June 30, 2017	December 31, 2016
Gross amount of recognized liabilities	$245,526	$227,440
Gross amount pledged as collateral	327,682	313,797
Net Amount	$82,156	$86,357

Secured borrowings

From inception (January 30, 2014) to June 30, 2017, the Company has completed six securitizations pursuant to Rule 144A under the Securities Act. The securitizations are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the securitizations remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s securitizations are structured with Class A notes, Class B notes, and trust certificates which have rights to the residual interests in the mortgages once the notes are repaid. For each of the Company’s six securitizations outstanding at June 30, 2017, the Company has retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes outstanding at June 30, 2017 at their respective cutoff dates:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060	$87.2 million	3.88%
	Class B-1 notes due 2060(2) (3)	$15.9 million	5.25%
	Class B-2 notes due 2060(2) (3)	$7.9 million	5.25%
	Trust certificates(2)	$47.5 million	-
	Deferred issuance costs	$(1.5) million	-

Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057	$82.0 million	3.88%
	Class B-1 notes due 2057(2) (3)	$6.5 million	5.25%
	Class B-2 notes due 2057(2) (3)	$6.5 million	5.25%
	Trust certificates(2)	$35.1 million	-
	Deferred issuance costs	$(2.7) million	-

Ajax Mortgage Loan Trust 2016-A/ April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1)(3)	$7.9 million	5.25%
	Class B-2 notes due 2064(1)(3)	$7.9 million	5.25%
	Trust certificates(2)	$41.3 million	-
	Deferred issuance costs	$(2.7) million	-

Ajax Mortgage Loan Trust 2016-B/ August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1)(3)	$6.6 million	5.25%
	Class B-2 notes due 2065(1)(3)	$6.6 million	5.25%
	Trust certificates(2)	$34.1 million	-
	Deferred issuance costs	$(1.6) million	-

Ajax Mortgage Loan Trust 2016-C/ October 2016	Class A notes due 2057	$102.6 million	4.00%
	Class B-1 notes due 2057(1)(3)	$7.9 million	5.25%
	Class B-2 notes due 2057(1)(3)	$7.9 million	5.25%
	Trust certificates(2)	$39.4 million	-
	Deferred issuance costs	$(1.6) million	-

Ajax Mortgage Loan Trust 2017-A/ May 2017	Class A notes due 2057	$140.7 million	3.47%
	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	Class B-2 notes due 2057(1)	$10.8 million	5.25%
	Trust certificates(2)	$49.8 million	-
	Deferred issuance costs	$(2.0) million	-

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

Servicing for the mortgage loans in the Company’s securitizations is provided by the Servicer at a servicing fee rate of 0.65% annually of outstanding UPB for RPLs at acquisition and 1.25% annually of outstanding UPB for loans that are non-performing at acquisition, and is paid monthly. The determination of RPL or NPL status is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at June 30, 2017, December 31, 2016, and the securitization cutoff date ($ in thousands):

	Balances at June 30, 2017			Balances at December 31, 2016			Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance	Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance	Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2015-A	-	-	-	$51,388	$29,476	174%	$75,835		$35,643
2015-B	$97,457	$68,344	143%	104,111	75,258	138%	158,498		87,174
2015-C	94,649	60,503	156%	100,614	66,979	150%	130,130		81,982
2016-A	113,246	89,731	126%	118,189	96,158	123%	158,485		101,431
2016-B	95,627	76,364	125%	97,660	80,672	121%	131,746	(1)	84,430
2016-C	117,988	94,089	125%	126,681	101,209	125%	157,808		102,575
2017-A	180,599	140,642	128%	-	-	-	216,413		140,669
	$699,566	$529,673	132%	$598,643	$449,752	133%	$1,028,915		$633,904

(1)	Includes $1.9 million of cash collateral.

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.

Convertible senior notes

On April 25, 2017, the Company completed the issuance and sale of $87.5 million aggregate principal amount of its 7.25% Convertible senior notes due 2024, in an underwritten public offering. The net proceeds to the Company from the sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $84.9 million. The carrying amount of the equity component of the transaction was $2.5 million representing the fair value to the notes’ owners of the right to convert the notes into shares of the Company’s common stock.

The notes were issued at a 17.5% conversion premium and bear interest at a rate equal to 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2017. The notes will mature on April 30, 2024, unless earlier repurchased, redeemed or converted.

Holders may convert their notes at their option prior to April 30, 2023 only under certain circumstances. In addition, the notes will be convertible irrespective of those circumstances from, and including, April 30, 2023 to, and including, the business day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

The conversion rate will initially equal 1.6267 shares of the Company’s common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $15.37 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of June 30, 2017, the amount by which the if-converted value exceeds the principal amount is $8,000.

The Company may not redeem the notes prior to April 30, 2022, and may redeem for cash all or any portion of the notes, at its option, on or after April 30, 2022 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No “sinking fund” will be provided for the notes.

At June 30, 2017, the notes’ UPB was $87.5 million, and discount and deferred expenses were $5.4 million. Interest expense of $1.3 million was recognized during the quarter which includes $0.1 million of amortization of discount and deferred expenses. The discount will be amortized through April 30, 2023, the date at which the notes can be converted. The effective interest rate of the notes at June 30, 2017 was 8.9%.

Note 9 — Related party transactions

The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

Transaction	Consolidated Statement of Income location	Counterparty	Three months ended June 30, 2017	Three months ended June 30, 2016
Loan servicing fees (1)	Related party expense – loan servicing fees	Gregory	$1,935	$1,410
Management fee	Related party expense – management fee	Thetis	1,330	937
Expense reimbursements	Other expense	Gregory	31	-
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	15	24

Transaction	Consolidated Statement of Income location	Counterparty	Six months ended June 30, 2017	Six months ended June 30, 2016
Loan servicing fees (1)	Related party expense – loan servicing fees	Gregory	$3,817	$2,786
Management fee	Related party expense – management fee	Thetis	2,403	1,843
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	52	50
Expense reimbursements	Other expense	Gregory	34	-
Expense reimbursements	Other expense	Great Ajax FS	16	-

1)	Loan servicing fees for the three and six months ended June 30, 2016 are presented net of reclassifications of $43,000 and $70,000, respectively, of servicing fees paid to prior servicers.

The Company’s consolidated Balance Sheets included the following significant related party balances ($ in thousands):

($ in thousands)			June 30, 2017	December 31, 2016
Transactions	Consolidated Balance Sheet location	Counterparty	Amount	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$16,067	$12,481
Investment in subordinated debt securities	Investment in securities	Oileus Residential Loan Trust	6,303	6,323
Management fee payable	Management fee payable	Thetis	750	750
Servicing fees payable	Accrued expenses and other liabilities	Gregory	208	195

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

In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party. The notes have a stated final maturity of October 25, 2056. At June 30, 2017, these securities had an amortized cost basis of $6.4 million. For the three months and six months ended June 30, 2017, respectively, the Company recorded an unrealized gain of $9,000, and an unrealized loss of $0.1 million, respectively, which are reflected in the Company’s consolidated Statements of Comprehensive Income.

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

The base management fee equals 1.5% of our stockholders’ equity, including equity equivalents such as the Company’s recent issuance of Convertible senior notes, per annum and calculated and payable quarterly in arrears.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, of 20% of the amount by which total dividends on common stock and distributions on OP units exceeds 8% of book value on a per share basis. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company’s common stock and 80% of the remaining incentive fee is payable in cash. To date, no incentive fees have been paid to the Manager.

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

Note 10 — Stock-based payments and director fees

Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of its common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company paid the Manager a base management fee for the three and six months ended June 30, 2017 of $1.3 million and $2.4 million, respectively, of which the Company paid $0.6 million and $0.9 million, respectively, in 37,460 and 58,535 shares, respectively, of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions and were issued in private placement transactions, with 37,460 shares still issuable at June 30, 2017. See Note 9 — Related party transactions.

In addition, each of the Company’s independent directors receives an annual fee of $75,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash. Until December 31, 2016, directors received an annual fee of $50,000 payable quarterly, half of which was paid in shares of the Company’s common stock and half in cash. The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts).

Management fees and director fees

	Three months ended		Three months ended
	June 30, 2017		June 30, 2016
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	37,460	$581	15,684	$234
Independent director fees	2,420	38	1,672	25
	39,880	$619	17,356	$259

	Six months ended		Six months ended
	June 30, 2017		June 30, 2016
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	58,535	$903	30,600	$462
Independent director fees	4,876	76	3,320	52
	63,411	$979	33,920	$514

(1) All management fees and independent director fees are fully expensed in the period in which they are incurred.

Restricted stock grants

Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period. Additionally, on August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer; and on July 24, 2017, the Company granted 39,000 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. The 2017 grant also includes a provision whereby the shares vest automatically upon the death of the grantee. Grants of restricted stock to officers of the Company use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates is determined using the stock price as of the date at which the counterparty's performance is complete.

The following table sets forth the activity in the Company’s restricted stock plan ($ in thousands, except share and per share amounts):

	Total grants		Current period activity			Non-vested shares at June 30, 2017		Fully-vested shares at June 30, 2017
Three months ended June 30, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Expected cost of current year grant	Grant expense recognized for the three months ended June 30, 2017	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	-	$-	$7	2,000	$13.79	8,000	$14.81
Employee and Service Provider Grant(2)	149,000	2,040	-	-	170	149,000	13.78	-	-
	159,000	$2,186	-	$-	$177	151,000	$13.78	8,000	$14.81

(1) Vesting period is one year from grant date. Weighted average remaining life of grant at June 30, 2017 is 0.02 years.

(2) Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2017 is 2.1 years.

	Total grants		Current period activity			Non-vested shares at June 30, 2016		Fully-vested shares at June 30, 2016
Three months ended June 30, 2016	Total shares granted	Total expected cost of grant	Shares granted during the year	Expected cost of current year grant	Grant expense recognized for the three months ended June 30, 2016	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	8,000	$119	2,000	$29	$2	2,000	$14.25	6,000	$15.00
Employee and Service Provider Grant	-	-	-	-	-	-	-	-	-
	8,000	$119	2,000	$29	$2	2,000	$14.25	6,000	$15.00

(1) Vesting period is one year from grant date.

	Total grants		Current period activity			Non-vested shares at June 30, 2017		Fully-vested shares at June 30, 2017
Six months ended June 30, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Expected cost of current year grant	Grant expense recognized for the six months ended June 30, 2017	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	-	$-	$14	2,000	$13.79	8,000	$14.81
Employee and Service Provider Grant(2)	149,000	2,040	-	-	339	149,000	13.78	-	-
	159,000	$2,186	-	$-	$353	151,000	$13.78	8,000	$14.81

(1) Vesting period is one year from grant date. Weighted average remaining life of grant at June 30, 2017 is 0.02 years.

(2) Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2017 is 2.1 years.

	Total grants		Current period activity			Non-vested shares at June 30, 2016		Fully-vested shares at June 30, 2016
Six months ended June 30, 2016	Total shares granted	Total expected cost of grant	Shares granted during the year	Expected cost of current year grant	Grant expense recognized for the six months ended June 30, 2016	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	8,000	$119	2,000	$29	$4	2,000	$14.25	6,000	$15.00
Employee and Service Provider Grant(2)	-	-	-	-	-	-	-	-	-
	8,000	$119	2,000	$29	$4	2,000	$14.25	6,000	$15.00

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

For the three and six months ended June 30, 2017, the Company’s consolidated taxable income was $7.3 million and $14.8 million, respectively; and provisions for income taxes of $48,000, and $49,000 were recorded for the three and six month periods, respectively. For the three and six months ended June 30, 2016, the Company’s consolidated taxable income was $6.9 million and $14.8 million; and provisions for income taxes of $26,000 and $23,000, respectively, were recorded for the three and six months, respectively. The Company recognized no deferred income tax assets or liabilities on its consolidated Balance Sheet at June 30, 2017 or December 31, 2016. The Company also recorded no interest or penalties for either of the six-month periods ended June 30, 2017 or 2016.

Note 12 — Earnings per share

The following table sets forth the components of basic and diluted earnings per share ($ in thousands, except share and per share amounts):

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Consolidated net income attributable to common stockholders	$6,864	18,008,499		$6,605	15,742,932
Allocation of earnings to participating restricted shares	(76)	-		(9)	-
Consolidated net income attributable to unrestricted common stockholders	$6,788	18,008,499	$0.38	$6,596	15,742,932	$0.42

Effect of dilutive securities
Operating partnership units	238	624,106		257	624,106
Restricted stock grants and Manager and director fee shares	76	202,193		9	22,088
Interest expense (add back) and assumed conversion of shares from convertible senior notes	1,268	4,191,881		-	-
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$8,370	23,026,679	$0.36	$6,862	16,389,126	$0.42

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Consolidated net income attributable to common stockholders	$15,273	17,992,692		$14,256	15,524,725
Allocation of earnings to participating restricted shares	(165)	-		(23)	-
Consolidated net income attributable to unrestricted common stockholders	$15,108	17,992,692	$0.84	$14,233	15,524,725	$0.92

Effect of dilutive securities
Operating partnership units	527	624,106		569	624,106
Restricted stock grants and Manager and director fee shares	165	196,751		23	25,333
Interest expense (add back) and assumed conversion of shares from convertible senior notes	1,270	2,107,520		-	-

Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$17,070	20,921,070	$0.82	$14,825	16,174,164	$0.92

Note 13 — Subsequent events

Loan Acquisitions

During July 2017, the Company acquired 89 RPLs with an aggregate UPB of $30.5 million in three transactions from three different sellers. The loans were acquired at 81.5% of UPB and the estimated market value of the underlying collateral is $39.7 million. The purchase price equaled 62.6% of the estimated market value of the underlying collateral.

Additionally, the Company has agreed to acquire, subject to due diligence, 16 RPLs with aggregate UPB of $2.8 million in three transactions from three different sellers. The purchase price equals 86.8% of UPB and 65.0% of the estimated market value of the underlying collateral of $3.8 million. Any loans the Company purchases must meet its acquisition criteria, therefore the Company has not entered into a definitive agreement with respect to these loans, and there is no assurance that it will enter into a definitive agreement relating to these loans or, if such an agreement is executed, that it will actually close the acquisitions or that the terms will not change.

Dividend declaration

On July 24, 2017 the Company’s Board of Directors declared a dividend of $0.30 per share, to be paid on August 30, 2017 to stockholders of record as of August 15, 2017.

Restricted stock grant

On July 24, 2017, the Company granted 39,000 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date, or upon the death of the grantee if earlier. The shares may not be sold until the third anniversary of the grant date.

Management fees

On August 1, 2017 the Company issued 37,460 shares of its common stock to the Manager in payment of the stock-based portion of the management fee due for the second quarter of 2017 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the second quarter of 2017.

Directors’ fees

On August 1, 2017 the Company issued each of its independent directors 605 shares of its common stock in payment of half of their quarterly director fees for the second quarter of 2017.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of June 30, 2017 and December 31, 2016:

Our portfolio:	June 30, 2017	December 31, 2016
RPL Residential Mortgage Loans	$983.1 million	$803.7 million
Re-Performing SBC Loans	8.6 million	7.7 million
Originated SBC Loans	6.6 million	2.5 million
NPLs	46.4 million	55.2 million
REO	30.2 million	25.2 million
Total Real Estate Assets	$1,074.9 million	$894.3 million

Loan classification is based on status at acquisition. REO consists primarily of loans that transition from loan pools to REO, but also includes nine and one purchased REO at June 30, 2017 and December 31, 2016, respectively.

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

We also believe there are significant attractive investment opportunities in the SBC loan and property markets and originate as well as purchase these loans. We focus on densely populated urban areas where we expect positive economic change based on certain demographic, economic and social statistical data. The primary lenders for smaller multi-family and mixed retail/residential properties are community banks and not regional and national banks and large institutional lenders. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools that these primary banks, lenders and portfolio acquirers typically desire. Many community banks also remain under financial and regulatory pressure since the financial crisis and are now beginning to sell smaller commercial mortgage loans as property values have begun to increase. We continually monitor opportunities to increase our holdings of these SBC loans and properties.

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

Conversion to Rental Property. While rental real estate is not currently a material component of our operations, from time to time we will retain an REO property as a rental property. The key variables that will affect our residential rental revenues over the long-term will be the extent to which we acquire REO, which, in turn, will depend on the amount of our capital invested, average occupancy and rental rates in our owned rental properties. We expect the timeline to convert multi-family and single-family loans, into rental properties will vary significantly by loan, which could result in variations in our revenue and our operating performance from period to period. There are a variety of factors that may inhibit our ability, through the Servicer, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and the associated deferrals (including from litigation); unauthorized occupants of the property; U.S. federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; U.S. federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and high levels of unemployment and underemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems. We do not expect to retain a material number of single family residencial properties for use as rentals. We do, however, intend to focus, on retaining multi-unit residences as rentals.

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

Emerging growth company

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Nonetheless, the Company has elected not to use this extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended.

Results of operations

For the three months ended June 30, 2017, we had consolidated net income attributable to common stockholders of $6.9 million, or $0.38 per share and $0.36 per share, respectively, for both basic and diluted earnings per common share. For the six months ended June 30, 2017, we had consolidated net income attributable to common stockholders of $15.3 million, or $0.84 per share, and $0.82 per share for basic and diluted earnings per common share, respectively. This compares to the three months ended June 30, 2016, when we had consolidated net income attributable to common stockholders of $6.6 million, or $0.42 per share for both basic and diluted earnings per common share. For the six months ended June 30, 2016, we had consolidated net income attributable to common stockholders of $14.3 million, or $0.92 per share for both basic and diluted earnings per common share. Key items for the three months ended June 30, 2017 include:

•	Purchased $210.2 million of RPLs with an aggregate UPB of $249.0 million and underlying collateral value of $357.7 million; and originated $1.7 million of SBC loans to end the quarter with $1,044.7 million of mortgage loans with an aggregate UPB of $1,257.1 million.
•	Issued $87.5 million of Convertible senior notes and a net increase in secured borrowings of $98.1 million.
•	Portfolio interest income of $21.7 million; net interest income of $12.4 million.
•	Net income attributable to common stockholders of $6.9 million.
•	Basic earnings per share of $0.38 per share.
•	Taxable income of $0.39 per share.
•	Book value per share of $15.49 at June 30, 2017.
•	Collected $44.5 million on our mortgage loan and REO portfolios through payments, payoffs and sales of REO (including our equity method investments).
•	$42.0 million of cash and cash equivalents at June 30, 2017.

Table 1: Results of operations

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except shares and per share data)

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2017	2016	2017	2016
INCOME

Loan interest income	$21,721	$16,378	$42,528	$32,258
Interest expense	(9,293)	(6,063)	(16,944)	(11,050)
Net interest income	12,428	10,315	25,584	21,208

Income from investment in manager	142	46	191	90
Other income	535	482	997	1,001
Total income	13,105	10,843	26,772	22,299

EXPENSE
Related party expense – loan servicing fees	1,935	1,410	3,817	2,786
Related party expense – management fees	1,330	937	2,403	1,843
Loan transaction expense	442	574	967	787
Professional fees	507	407	987	821
Real estate operating expenses	637	268	961	475
Other expense	886	360	1,570	740
Total expense	5,737	3,956	10,705	7,452
Loss on debt extiguishment	218	-	218	-
Income before provision for income taxes	7,150	6,887	15,849	14,847
Provision for income taxes	48	26	49	23
Consolidated net income	7,102	6,861	15,800	14,824
Less: consolidated net income attributable to the non-controlling interest	238	256	527	568
Consolidated net income attributable to common stockholders	$6,864	$6,605	$15,273	$14,256

Net interest income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Net interest income increased to $12.4 million for the three months ended June 30, 2017 compared to $10.3 million for the three months ended June 30, 2016. The key driver of increased net interest income was an increase in the average balance of our mortgage loan portfolio net of related funding costs partially offset by lower yields on our mortgage loan pools and the issuance of our Convertible senior notes (the “notes”). Our funding costs have declined as we have continued to take advantage of favorable market conditions for issuing senior bonds secured by our mortgage loans and entering into repurchase transactions with our mortgage loans. The average balance of our mortgage loan portfolio increased to $972.8 million for the three months ending June 30, 2017 versus $607.9 million for the three months ending June 30, 2016. Additionally, we collected $44.5 million in cash payments and proceeds on our mortgage loans and REO held-for-sale (including our equity method investments) for the three months ended June 30, 2017 compared to collections of $15.4 million for the three months ended June 30, 2016.

The average yield on our mortgage loan portfolio declined compared to the comparable periods in 2016 primarily due to a continued increase in the percentage of RPLs that have remained performing and an increase in the number of NPLs that have become performing.  Performing loans generally have a longer duration than NPLs resulting in increased expected principal and interest collections over the life of the loan but lower current period income as recovery of our purchase discount occurs over a longer period.  Our average cost of funds declined compared to the comparable period in 2016 primarily due to lower funding costs on our secured borrowings and repurchase lines of credit.

The average balance of our mortgage loan portfolio and debt outstanding for the three month periods ended June 30, 2017 and 2016 are included in the table below ($ in thousands):

Table 2: Quarterly average balances

	For the three months ended June 30,
	2017	2016
Mortgage loan portfolio	$972,773	$607,906
Total debt	$775,717	$433,595

Other income

Other income for the three and six months ended June 30, 2017 versus the comparable period in 2016 decreased primarily due to lower gains on sale of REO, partially offset by higher late fees collected from borrowers ($ in thousands):

Table 3: Other income

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
HAMP fees	$162	$59	$262	$156
Late fee income	149	81	299	163
Net gain (loss) on sale of Property held-for-sale	113	573	222	1,086
Income from equity investments	105	91	195	169
Other income	6	(322)	19	(573)
Total Other Income	$535	$482	$997	$1,001

Operating Expenses

Table 4: Operating expenses

Total expenses for the three and six months ended June 30, 2017 increased versus the comparable period in 2016 consistent with the overall growth in the portfolio. The primary drivers of the overall increase were loan servicing fees, management fees and loan transactions costs.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Related party expense – loan servicing fees	$1,935	$1,410	$3,817	$2,786
Related party expense – management fee	1,330	937	2,403	1,843
Other expense	886	360	1,570	740
Real estate operating expense	637	268	961	475
Professional fees	507	407	987	821
Loan transaction expense	442	574	967	787
Total operating expenses	$5,737	$3,956	$10,705	$7,452

Our real estate operating expense increased for the three and six months period ending June 30, 2017, primarily as a result of impairments on REO held-for-sale. We routinely assess the net realizable value on our REO property held-for-sale and record impairment if the carrying value of the REO property held-for-sale exceeds its net realizable value. Impairment charges and realized losses on REO property held-for-sale are primarily arising from loans acquired in NPL pools in the second half of 2014 and the first half of 2015.

Other expense increased for the three and six months ended June 30, 2017, primarily due to restricted stock granted to our employees and service providers and expenses related to our repurchase lines of credit. Under the terms of our repurchase agreements, we obtain updated broker price opinions every six months for the collateral underlying our mortgage loans that are pledged to our repurchase lines of credit. A breakdown of other expense is provided in Table 5 ($ in thousands).

Table 5: Other Expense

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Employee and service provider share grants	$170	$-	$338	$-
Insurance	138	103	273	229
Travel, meals, entertainment	123	45	178	116
Directors' fees and grants	114	57	179	117
Other expense	106	100	191	155
Communications	101	17	117	18
Borrowing related expenses	80	19	227	68
Taxes and regulatory expense	54	19	67	37
Total other expense	$886	$360	$1,570	$740

Equity and Net Book Value Per Share

Our net book value per share was $15.49 and $15.06 at June 30, 2017 and December 31, 2016, respectively, an increase of $0.43 due primarily from the $5.7 million net increase in equity from our six-month earnings after subtracting the effect of dividends paid, and partially from the $2.5 million conversion premium from the sale of our Convertible senior notes. The net book value per share is calculated by dividing adjusted equity by total adjusted shares outstanding, including OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership) and Manager and director shares not issued as of the date indicated, and the common shares from assumed conversion of our Convertible senior notes. ($ in thousands except per share amounts):

Table 6: Book value per share

	June 30, 2017	December 31, 2016
Outstanding shares	18,169,424	18,122,387
Adjustments for:
Operating partnership units	624,106	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	39,880	22,012
Conversion of convertible senior notes into shares of common stock	5,693,450	-
Total adjusted shares outstanding	24,526,860	18,768,505

Equity at period end	$292,360	$282,723
Increase in equity from conversion of convertible senior notes	87,500	-
Adjusted equity	$379,860	$282,723
Book value per share	$15.49	$15.06

Mortgage loan portfolio

For the three and six months ended June 30, 2017, we acquired 1,218 and 1,344 RPLs respectively for acquisition prices of $210.2 million and $213.3 million respectively, representing 84.4% and 84.5% of UPB, respectively, for the three and six month periods, and ended the period with $1,044.7 million of mortgage loans with an aggregate UPB of $1,257.1 million. Comparatively during the three and six months ended June 30, 2016 we acquired 251 and 469 RPLs, respectively, for $70.3 million and $119.9 million, respectively, representing 74.2% and 74.5% of UPB, respectively, and ended the period with $869.1 million of mortgage loans with an aggregate UPB of $1,070.2 million. No NPLS were acquired in any of the three or six month periods in either 2017 or 2016. The following table shows loan portfolio RPL acquisitions for the three and six months ended June 30, 2017 and June 30, 2016 ($ in thousands):

Table 7: Portfolio acquisitions (excludes loan originations)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
RPLs
Count	1,218	251	1,242	469
UPB	$249,000	$70,262	$252,445	$119,947
Purchase price	$210,204	$52,128	$213,347	$89,335
Purchase price % of UPB	84.4%	74.2%	84.5%	74.5%

NPLs
Count	-	-	-	-
UPB	$-	$-	$-	$-
Purchase price	$-	$-	$-	$-
Purchase price % of UPB	-	-	-	-

During the three and six month periods ended June 30, 2017, 149 and 238 mortgage loans, representing 2.3% and 3.6%, respectively, of our ending UPB were liquidated. Comparatively, during the three and six month periods ended June 30, 2016, 56 and 100 mortgage loans representing 1.2% and 2.2%, respectively, of our ending UPB were liquidated. Our loan portfolio activity for the three and six months ended June 30, 2017 and 2016 is presented below ($ in thousands):

Table 8: Loan portfolio activity

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning carrying value (1)	$855,447	$584,913	$869,091	$555,171
Mortgage loan portfolio acquisitions and originations (2)	211,872	52,128	217,444	89,328
Payments received	(36,667)	(20,083)	(68,687)	(38,630)
Income recognized	21,682	16,375	42,236	32,188
Reclassifications to REO	(6,144)	(5,019)	(14,244)	(10,787)

Interim payoffs	(968)	-	(968)	-
Other non-cash adjustments to principal	(477)	3,376	(127)	4,420
Ending carrying value (1)	$1,044,745	$631,690	$1,044,745	$631,690

(1)	Ending carrying value for June 30, 2016, March 31, 2016 and December 31, 2016 has been presented net of $1.2 million, $0.6 million and $(0.3) million of borrower advances reclassified to Prepaid expenses and other assets.
(2)	Acquisitions for the three and six months ended June 30, 2017 include two originated SBC loans, and four originated SBC loans, respectively, that we originated.

Table 9: Portfolio composition

As of June 30, 2017 and December 31, 2016, our portfolio of mortgage-related assets consisted of the following ($ in thousands):

June 30, 2017		December 31, 2016
No. of Loans	5,866	No. of Loans	4,910
Total UPB	$1,257,055	Total UPB	$1,070,193
Interest-Bearing Balance	$1,166,406	Interest-Bearing Balance	$989,818
Deferred Balance(1)	$90,649	Deferred Balance(1)	$80,381
Market Value of Collateral(2)	$1,606,068	Market Value of Collateral(2)	$1,293,611
Price/Total UPB(3)	79.0%	Price/Total UPB(3)	77.0%
Price/Market Value of Collateral	62.5%	Price/Market Value of Collateral	64.4%
Weighted Average Coupon(4)	4.3%	Weighted Average Coupon(4)	4.41%
Weighted Average LTV(4)	91.9%	Weighted Average LTV(4)	97.1%
Weighted Average Remaining Term (months)	292.8	Weighted Average Remaining Term (months)	323
No. of first liens	5,843	No. of first liens	4,886
No. of second liens	23	No. of second liens	24
No. of Rental Properties	9	No. of Rental Properties	3
Market Value of Rental Properties	$2,336	Market Value of Rental Properties	$1,263
Capital Invested in Rental Properties	$1,969	Capital Invested in Rental Properties	$1,289
Price/Market Value of Rental Properties	84.3%	Price/Market Value of Rental Properties	102.1%
No. of Other REO	167	No. of Other REO	149
Market Value of Other REO	$39,876	Market Value of Other REO	$28,286

(1)	Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(2)	As of date of acquisition.
(3)	At June 30, 2017 and December 31, 2016 our loan portfolio consists of fixed rate (59.4% of UPB), ARM (11.1% of UPB) and Hybrid ARM (29.5% of UPB) mortgage loans and fixed rate (60.1% of UPB), ARM (11.1% of UPB) and Hybrid ARM (28.8% of UPB) respectively, of mortgage loans with original terms to maturity of not more than 40 years.
(4)	UPB as of June 30, 2017 and December 31, 2016 divided by market value of collateral and weighted by the UPB of the loan.

We closely monitor the status of our mortgage loans through our Servicer as it works with our borrowers to improve their payment records. The following table shows the percentages of our portfolio, based on UPB, represented by non-performing loans and re-performing loans at June 30, 2017, and December 31, 2016, based on loan status as of the consolidated Balance Sheet date.

Table 10: Loan portfolio by purchased re-performing and non-performing loans, and originated loans

	June 30, 2017	December 31, 2016
Re-performing loans	94.9%	93.4%
Non-performing loans	4.4%	6.3%
Originated SBC loans	0.7%	0.3%
Total loans	100.0%	100.0%

Table 11: Portfolio characteristics

The following table presents certain characteristics about our mortgage loans by years of origination as of June 30, 2017 and December 31, 2016, respectively ($ in thousands):

Portfolio at June 30, 2017	Years of Origination
	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990

Number of loans	542	3,400	1,593	310	21
Unpaid principal balance	$117,241	$837,964	$279,272	$21,835	$743
Mortgage loan portfolio by year of origination	9.3%	66.7%	22.2%	1.7%	0.1%
Loan Attributes:
Weighted average loan age (months)	76.9	124.0	155.3	233.9	378.5
Weighted average loan-to-value	86.1%	96.0%	80.5%	62.7%	28.5%

Delinquency Performance:
Current	50.7%	51.1%	52.8%	39.2%	35.0%
30 days delinquent	15.9%	15.8%	13.1%	24.6%	11.1%
60 days delinquent	9.1%	10.6%	11.9%	9.2%	34.5%
90+ days delinquent	19.3%	15.4%	14.1%	19.6%	15.5%
Foreclosure	5.0%	7.1%	8.1%	7.4%	3.9%

Portfolio at December 31, 2016	Years of Origination
	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990

Number of loans	461	2,863	1,303	262	21
Unpaid principal balance	$94,733	$723,685	$231,093	$19,328	$1,354
Mortgage loan portfolio by year of origination	8.9%	67.6%	21.6%	1.8%	0.1%
Loan Attributes:
Weighted average loan age (months)	74.7	118.3	148.8	229.8	365.6
Weighted average loan-to-value	92.9%	105.2%	88.3%	65.8%	25.6%
Delinquency Performance:
Current	49.8%	47.9%	46.8%	40.0%	19.2%
30 days delinquent	14.8%	16.0%	17.1%	18.8%	62.2%
60 days delinquent	8.3%	9.7%	9.7%	6.0%	0.0%
90+ days delinquent	21.3%	16.3%	15.8%	25.5%	8.9%
Foreclosure	5.8%	10.1%	10.6%	9.7%	9.7%

Table 12: Loans by state

The following table identifies our mortgage loans by state, number of loans, loan value and collateral value and percentages thereof at June 30, 2017 and December 31, 2016 ($ in thousands):

June 30, 2017						December 31, 2016
State	Count	UPB	%UPB	Collateral Value¹	% of Collateral Value	State	Count	UPB	%UPB	Collateral Value¹	% of Collateral Value
CA	965	347,901	27.7%	470,473	29.2%	CA	809	292,319	27.6%	384,018	29.7%
FL	764	146,227	11.6%	175,931	11.0%	FL	685	135,608	12.7%	148,413	11.5%
NY	319	108,064	8.6%	153,577	9.6%	NY	276	94,939	8.9%	122,790	9.4%
NJ	285	77,069	6.1%	86,917	5.4%	NJ	235	66,023	6.2%	71,898	5.6%
MD	233	59,586	4.7%	66,151	4.1%	MD	188	50,332	4.7%	54,263	4.2%
MA	195	43,462	3.5%	55,201	3.4%	MA	176	38,762	3.6%	45,939	3.6%
TX	368	40,331	3.2%	62,160	3.9%	IL	171	34,433	3.2%	35,136	2.7%
IL	200	40,269	3.2%	42,545	2.7%	TX	296	34,054	3.2%	49,466	3.8%
VA	164	37,934	3.0%	46,432	2.9%	VA	141	30,269	2.8%	35,769	2.8%
GA	283	36,993	2.9%	43,666	2.7%	GA	222	29,649	2.8%	33,687	2.6%
NC	220	31,272	2.5%	38,440	2.4%	NC	183	25,995	2.4%	30,553	2.4%
WA	118	29,324	2.3%	37,941	2.4%	WA	92	22,196	2.1%	26,001	2.0%
AZ	145	24,666	2.0%	28,590	1.8%	AZ	117	22,180	2.1%	23,522	1.8%
NV	113	22,771	1.8%	26,376	1.6%	NV	101	20,593	1.9%	23,445	1.8%
PA	163	17,832	1.4%	22,107	1.4%	PA	141	15,577	1.5%	18,836	1.5%
SC	121	15,353	1.2%	19,618	1.2%	SC	102	13,029	1.2%	15,870	1.2%
CO	70	14,742	1.2%	22,201	1.4%	OH	102	12,885	1.2%	12,907	1.0%
MI	94	13,976	1.1%	20,603	1.3%	CO	59	12,729	1.2%	18,643	1.4%

June 30, 2017						December 31, 2016
State	Count	UPB	%UPB	Collateral Value¹	% of Collateral Value	State	Count	UPB	%UPB	Collateral Value¹	% of Collateral Value
TN	114	13,773	1.1%	18,764	1.2%	OR	60	12,124	1.1%	16,495	1.3%
OH	106	13,298	1.1%	14,169	0.9%	TN	89	10,150	0.9%	12,250	0.9%
OR	63	12,390	1.0%	17,126	1.1%	MI	74	9,879	0.9%	11,117	0.9%
CT	58	10,922	0.9%	13,274	0.8%	CT	46	8,789	0.8%	10,396	0.8%
MN	53	10,162	0.8%	12,870	0.8%	UT	44	7,903	0.7%	9,841	0.8%
UT	55	9,541	0.8%	12,896	0.8%	IN	77	7,234	0.7%	8,108	0.6%
IN	97	9,348	0.7%	11,166	0.7%	MN	37	6,646	0.6%	8,432	0.7%
MO	58	7,370	0.6%	8,420	0.5%	AL	40	6,428	0.6%	6,338	0.5%
AL	47	6,777	0.5%	7,125	0.4%	MO	43	5,400	0.5%	5,789	0.4%
WI	37	5,510	0.4%	6,283	0.4%	WI	31	4,688	0.4%	5,141	0.4%
LA	50	5,465	0.4%	7,660	0.5%	LA	36	4,203	0.4%	4,889	0.4%
DE	26	4,971	0.4%	5,490	0.3%	DE	20	3,988	0.4%	5,343	0.4%
DC	17	4,748	0.4%	7,368	0.5%	KY	30	3,688	0.3%	3,942	0.3%
KY	33	4,437	0.4%	4,868	0.3%	RI	15	3,274	0.3%	3,259	0.3%
NM	21	3,819	0.3%	4,550	0.3%	HI	11	2,690	0.3%	3,989	0.3%
RI	16	3,258	0.3%	3,898	0.2%	DC	9	2,661	0.2%	4,292	0.3%
NH	17	3,239	0.3%	4,217	0.3%	NH	13	2,636	0.2%	3,131	0.2%
HI	13	3,234	0.3%	5,131	0.3%	NM	12	2,511	0.2%	3,121	0.2%
OK	34	3,121	0.3%	4,257	0.3%	MS	22	2,026	0.2%	2,432	0.2%
MS	22	2,296	0.2%	2,554	0.2%	OK	18	1,844	0.2%	2,080	0.2%
KS	20	1,593	0.1%	2,262	0.1%	KS	14	1,358	0.1%	1,615	0.1%
ME	10	1,579	0.1%	1,704	0.1%	ID	9	1,296	0.1%	2,095	0.2%
ID	10	1,396	0.1%	2,290	0.1%	PR	10	1,258	0.1%	1,626	0.1%
WV	13	1,328	0.1%	1,444	0.1%	ME	8	1,210	0.1%	1,119	0.1%
PR	10	1,242	0.1%	1,641	0.1%	WV	12	1,167	0.1%	1,342	0.1%
AR	16	1198	0.1%	1,509	0.1%	IA	11	938	0.1%	1,052	0.1%
IA	13	1014	0.1%	1,215	0.1%	AR	11	905	0.1%	1,032	0.1%
SD	3	608	0.1%	807	0.1%	SD	3	618	0.1%	787	0.1%
MT	2	361	0.0%	485	0.0%	MT	2	364	0.0%	485	0.0%
WY	3	345	0.0%	440	0.0%	NE	3	255	0.0%	258	0.0%
AK	3	316	0.0%	538	0.0%	VT	1	254	0.0%	208	0.0%
VT	1	253	0.0%	225	0.0%	ND	2	157	0.0%	284	0.0%
NE	3	251	0.0%	258	0.0%	WY	1	79	0.0%	167	0.0%
ND	2	120	0.0%	235	0.0%	-	-	-	-	-	-
Totals	5,866	1,257,055	100%	1,606,068	100%		4,910	1,070,193	100%	1,293,611	100%

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

As of June 30, 2017, substantially all of our invested capital was in RPLs, NPLs, and REO property held-for-sale. We also held approximately $42.0 million of cash, and cash equivalents, an increase of $6.3 million from our balance of $35.7 million at December 31, 2016. Our average daily cash balance during the quarter was $47.7 million, an increase of $12.2 million from our average daily cash balance of $35.5 million for the quarter ended March 31, 2017.

Our operating cash outflows, including the effect of restricted cash, for the six months ended June 30, 2017 and 2016 were $(7.5) million and $(4.0) million, respectively. The primary operating cash inflow is cash interest payments on our mortgage loan pools of $21.2 million and $11.5 million for the six months ended June 30, 2017 and 2016, respectively. Operating cash flows are negative for both periods, however, as a result of non-cash interest income accretion of $20.9 million for the six months ended June 30, 2017 and $20.7 million for the six months ended June 30, 2016. Operating cash flows do not include the cash portion of accretion that we receive through principal payments on our mortgage loans or the proceeds on the sales of our property held-for-sale.

For the six months ended June 30, 2017, our investing cash outflows of $(157.8) million were driven primarily by acquisitions of mortgage loans offset by principal payments on and payoffs of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale offset by mortgage loan acquisitions. For the six months ended June 30, 2016, our investing cash outflows of $(62.0) million were driven primarily by net mortgage loan acquisitions offset by principal payments on and repayments of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale. Principal payments, payoffs and proceeds on the sale of our property held-for-sale were $56.9 million and $28.8 million for the six months ended June 30, 2017 and 2016, respectively.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and pay dividends on our common stock and distributions on our OP units. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our equity offerings. For the six months ended June 30, 2017, we had net financing cash inflows of $170.5 million as we issued notes, convertible into shares of the common stock for net proceeds of $84.9 million, and issued secured notes, secured by mortgage loans, for proceeds of $140.7 million. For the six months ended June 30, 2016, we had net cash inflows from financing activities of $103.9 million driven primarily by the issuance of secured notes for proceeds of $101.4 million to fund mortgage loan acquisitions. For the six months ended June 30, 2017 and 2016 we paid $10.0 million and $7.8 million, respectively, in combined dividends and distributions.

Financing activities – secured borrowings and repurchase arrangements

From inception (January 30, 2014) to June 30, 2017, we have completed nine secured borrowings pursuant to Rule 144A under the Securities Act. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated Balance Sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our secured borrowings are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of our nine secured borrowings through June 30, 2017, we have retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

On May 25, 2017, we completed our ninth securitization, Ajax Mortgage Loan Trust 2017-A.  An aggregate of $140.7 million of senior securities were issued in a private offering with respect to $216.4 million UPB of mortgage loans. During the three months ended June 30, 2017, we called the $27.3 million of outstanding debt associated with our 2015-A securitization, and re-securitized $33.6 million of mortgage loans from the underlying collateral in 2017-A at a lower cost of funds and higher advance rate. Based on UPB, approximately 91.8% of these mortgage loans were RPLs and approximately 8.2% were NPLs. Net proceeds from the sale of the senior securities provided leverage of approximately 3.9 times the related equity.

On October 25, 2016, we called our senior bonds issued by Ajax Mortgage Loan Trust 2014-A and 2014-B (the “2014 Trusts”). The remaining assets of the 2014 Trusts were re-securitized in Ajax Mortgage Loan Trust 2016-C. A portion of the proceeds from the senior bond issued by Ajax Mortgage Loan Trust 2016-C were used to redeem the senior bonds from the 2014 Trusts.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates on our consolidated Balance sheet at June 30, 2017:

Table 13: Securitizations

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2015-B / July 2015	Class A notes due 2060	$87.2 million	3.88%
	Class B-1 notes due 2060(2) (3)	$15.9 million	5.25%
	Class B-2 notes due 2060(2) (3)	$7.9 million	5.25%
	Trust certificates(2)	$47.5 million	-
	Deferred issuance costs	$(1.5) million	-

Ajax Mortgage Loan Trust 2015-C / November 2015	Class A notes due 2057	$82.0 million	3.88%
	Class B-1 notes due 2057(2) (3)	$6.5 million	5.25%
	Class B-2 notes due 2057(2) (3)	$6.5 million	5.25%
	Trust certificates(2)	$35.1 million	-
	Deferred issuance costs	$(2.7) million	-

Ajax Mortgage Loan Trust 2016-A/ April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1)(3)	$7.9 million	5.25%

	Class B-2 notes due 2064(1)(3)	$7.9 million	5.25%
	Trust certificates(2)	$41.3 million	-
	Deferred issuance costs	$(2.7) million	-

Ajax Mortgage Loan Trust 2016-B/ August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1)(3)	$6.6 million	5.25%
	Class B-2 notes due 2065(1)(3)	$6.6 million	5.25%
	Trust certificates(2)	$34.1 million	-
	Deferred issuance costs	$(1.6) million	-

Ajax Mortgage Loan Trust 2016-C/ October 2016	Class A notes due 2057	$102.6 million	4.00%
	Class B-1 notes due 2057(1)(3)	$7.9 million	5.25%
	Class B-2 notes due 2057(1)(3)	$7.9 million	5.25%
	Trust certificates(2)	$39.4 million	-
	Deferred issuance costs	$(1.6) million	-

Ajax Mortgage Loan Trust 2017-A/ May 2017	Class A notes due 2057	$140.7 million	3.47%
	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	Class B-2 notes due 2057(1)	$10.8 million	5.25%
	Trust certificates(2)	$49.8 million	-
	Deferred issuance costs	$(2.0) million	-

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

Repurchase transactions

We entered into two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $200.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also entered into three repurchase facilities substantially similar to the mortgage loan repurchase facilities. However, the pledged assets are the class B bonds from our securitization transactions. We have effective control over the assets subject to these transactions; therefore our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at June 30, 2017 and December 31, 2016 follows ($ in thousands):

Table 14: Repurchase transactions by maturity date

			June 30, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
September 8, 2017	March 9, 2017	$4,383	$4,383	$6,261	143%	3.52%
September 29, 2017	March 30, 2017	10,762	10,762	15,375	143%	3.53%
November 8, 2017	May 8, 2017	15,127	15,127	21,610	143%	3.54%
November 21, 2017	November 22, 2016	200,000	5,934	10,980	185%	4.66%
July 12, 2019	July 15, 2016	250,000	209,320	273,456	131%	3.72%
Totals		$480,272	$245,526	$327,682	133%	3.72%

			December 31, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
March 9, 2017	September 9, 2016	$10,310	$10,309	$14,728	143%	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	143%	3.34%
May 8, 2017	November 9, 2016	14,986	14,986	21,409	143%	3.35%
November 21, 2017	November 22, 2016	200,000	21,302	36,044	169%	4.20%
July 12, 2019	July 15, 2016	200,000	170,046	226,192	133%	3.25%
Totals		$436,093	$227,440	$313,797	138%	3.35%

As of June 30, 2017, we had $245.5 million outstanding under our repurchase transactions. The maximum month-end balance outstanding during the three-month period ended June 30, 2017 was $284.5 million, compared to a maximum month-end balance for the three-month period ended December 31, 2016 of $227.4 million. The following table presents certain details of our repurchase transactions for the three-month periods ended June 30, 2017 and December 31, 2016 ($ in thousands):

Table 15: Repurchase balances

	Three months ended June 30, 2017	Three months ended December 31, 2016
Balance at the end of period	$245,526	$227,440
Maximum month-end balance outstanding during the period	$284,488	$227,440
Average balance	$245,491	$127,890

The increase in our average balance from $127.9 million for the three months ended December 31, 2016 to our average balance of $245.5 million for the three months ended June 30, 2017 was due to a net increase in repurchase financing during the three months ended June 30, 2017, as a result of additional investments in mortgage loans.

On April 25, 2017, we completed the public offer and sale of $87.5 million aggregate principal amount of our 7.25% Convertible senior notes due 2024. The notes bear interest at a rate of 7.25% per annum, payable quarterly. The notes mature on April 30, 2024, unless earlier converted, redeemed or repurchased. The conversion rate equals 1.6267 shares of common stock per $25.00 principal amount of notes (equivalent to a conversion price of approximately $15.37 per share of common stock), a 17.5% premium over our stock price on the issue date. We are using the net proceeds to acquire additional mortgage loans and mortgage-related assets consistent with our investment strategy and for general corporate purposes.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On July 24, 2017, our Board of Directors declared a dividend of $0.30 per share, to be paid on August 30, 2017 to stockholders of record as of August 15, 2017. Our Management agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if we distribute a quarterly dividend out of our taxable income on shares of our common stock in excess of 8% (on an annualized basis) of our stock’s book value. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 7.75% of our book value of $15.49 at June 30, 2016. If future increases in our taxable income continue to drive our dividend rate higher, we could exceed the threshold for paying an incentive fee to our Manager. See Note 9 — Related party transactions.

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

Contractual obligations

A summary of our contractual obligations as of June 30, 2017 and December 31, 2016 is as follows ($ in thousands):

Table 16: Contractual obligations

June 30, 2017	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Convertible senior notes	$87,500	$-	$-	$-	$87,500
Borrowings under repurchase agreements	215,254	5,934	209,320	-	-
Interest on convertible senior notes	48,765	7,091	14,390	14,706	12,578
Interest on repurchase agreements	16,234	4,343	11,891	-	-
Total	$367,753	$17,368	$235,601	$14,706	$100,078

December 31, 2016	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Borrowings under repurchase agreements	$227,440	$57,394	$170,046	$-	$-
Interest on repurchase agreements	27,270	11,676	15,594	-	-
Total	$254,710	$69,070	$185,640	$-	$-

Our secured borrowings are not included in the table above as such borrowings are non-recourse to us and are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Inflation

Virtually all of our assets and liabilities are interest-rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our activities and consolidated Balance Sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 1, 2017 we issued 37,460 shares of our common stock to the Manager in payment of the stock-based portion of the management fee due for the second quarter of 2017 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the secondt quarter of 2017. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On August 1, 2017 we issued each of our independent directors 605 shares of common stock in partial payment of their quarterly director fees for the second quarter of 2017. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: August 3, 2017	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

