Form 10-Q
period 2017-09-30
Great Ajax Corp.
filed 2017-11-08
CIK 1614806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

001-36844

(Commission file number)

GREAT AJAX CORP.

(Exact name of registrant as specified in its charter)

Maryland	47-1271842
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9400 SW Beaverton-Hillsdale Hwy,
Suite 131
Beaverton, OR 97005	97005
(Address of principal executive offices)	(Zip Code)

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

As of November 6, 2017, 18,251,975 of the Registrant’s common stock, par value $0.01 per share, were outstanding which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$43,086	$35,723
Cash held in trust	1,075	1,185
Mortgage loans(1)	1,053,285	869,091
Property held-for-sale, net(2)	27,342	23,882
Rental property, net	1,921	1,289
Investment in debt securities	6,306	6,323
Receivable from servicer	12,930	12,481
Investment in affiliates	7,079	4,253
Prepaid expenses and other assets	4,389	3,175
Total assets	$1,157,413	$957,402

LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,3)	$496,342	$442,670
Borrowings under repurchase agreement	258,402	227,440
Convertible senior notes, net(3)	102,383	-
Management fee payable	750	750
Accrued expenses and other liabilities	4,027	3,819
Total liabilities	861,904	674,679
Commitments and contingencies- see Note 7
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	-	-
Common stock $0.01 par value; 125,000,000 shares authorized, 18,251,975 shares at September 30, 2017 and 18,122,387 shares at December 31, 2016 issued and outstanding	183	181
Additional paid-in capital	249,936	244,880
Retained earnings	34,875	27,231
Accumulated other comprehensive loss	(170)	-
Equity attributable to common stockholders	284,824	272,292
Non-controlling interests	10,685	10,431
Total equity	295,509	282,723
Total liabilities and equity	$1,157,413	$957,402

(1)	Mortgage loans include $685,900 and $598,643 of loans at September 30, 2017 and December 31, 2016, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8—Debt.
(2)	Property held for sale, net, includes valuation allowances of $2,026 and $1,620 at September 30, 2017, and December 30, 2016, respectively.
(3)	Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except per share data)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
INCOME

Interest income	$24,529	$18,707	$67,057	$50,965
Interest expense	(10,775)	(6,941)	(27,719)	(17,990)
Net interest income	13,754	11,766	39,338	32,975

Income from investment in Manager	143	68	334	158
Other income	329	272	1,326	1,272
Total income	14,226	12,106	40,998	34,405

EXPENSE
Related party expense – loan servicing fees	2,187	1,545	6,003	4,331
Related party expense – management fees	1,428	1,049	3,830	2,892
Loan transaction expense	290	100	1,257	887
Professional fees	497	315	1,484	1,137
Real estate operating expenses	1,151	643	2,112	1,118
Other expense	910	549	2,482	1,289
Total expense	6,463	4,201	17,168	11,654

Loss on debt extinguishment	-	-	218	-

Income before provision for income taxes	7,763	7,905	23,612	22,751
Provision for income taxes	47	18	96	41
Consolidated net income	7,716	7,887	23,516	22,710
Less: consolidated net income attributable to the non-controlling interest	246	264	773	832
Consolidated net income attributable to common stockholders	$7,470	$7,623	$22,743	$21,878
Basic earnings per common share	$0.41	$0.42	$1.25	$1.34
Diluted earnings per common share	$0.38	$0.42	$1.19	$1.34

Weighted average shares – basic	18,072,045	17,937,079	18,019,434	16,334,713
Weighted average shares – diluted	25,246,764	18,664,586	22,380,788	17,010,364

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Consolidated net income attributable to common stockholders	$7,470	$7,623	$22,743	$21,878
Other comprehensive income:
Net unrealized gain/(loss) on investment, net of non-controlling interest	(39)	-	(170)	-
Comprehensive income	$7,431	$7,623	$22,573	$21,878

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$23,516	$22,710
Adjustments to reconcile consolidated net income to net cash from operating activities
Stock-based management fee and compensation expense	2,248	960
Non-cash interest income accretion	(32,019)	(39,415)
Discount accretion on investment in debt securities	(153)	-
Gain on sale of property	(170)	(318)
(Gain) loss from payoffs of loans in transit	26	(128)
Depreciation of property	56	17
Impairment of real estate owned	2,027	687
Amortization of debt discount, and prepaid financing costs	4,221	4,623
Net change in operating assets and liabilities
Prepaid expenses and other assets	(1,767)	(3,346)
Receivable from servicer	(895)	(3,703)
Undistributed income from investment in affiliates	(543)	(416)
Accrued expenses, management fee payable, and other liabilities	604	461
Net cash used in operating activities	(2,849)	(17,868)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(247,034)	(304,852)
Principal paydowns on mortgage loans	77,177	49,099
Sale of mortgage loans	-	78,162
Proceeds from sale of property held-for-sale	11,922	6,674
Loan to affiliate	-	(3,960)
Investment in equity method investee	(5,115)	(1,111)
Distribution from affiliates	2,831	229
Other	-	(705)
Net cash used in investing activities	(160,219)	(176,464)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	84,592	222,331
Repayments on repurchase transactions	(54,027)	(207,632)
Proceeds from sale of secured notes	140,669	185,861
Repayments on secured notes	(88,217)	(33,233)
Proceeds from sale of convertible senior notes	105,325	-
Deferred financing costs	(2,526)	-
Sale of common stock, net of offering costs	-	31,981
Sale of common stock pursuant to dividend reinvestment plan	123	19
Distribution to non-controlling interest	(519)	(461)
Dividends paid on common stock	(15,099)	(12,015)
Net cash provided by financing activities	170,321	186,851
NET CHANGE IN CASH AND CASH EQUIVALENTS AND CASH HELD IN TRUST	7,253	(7,481)
CASH AND CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	36,908	30,834
CASH AND CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$44,161	$23,353
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$24,792	$12,809
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$17,927	$16,781
Issuance of common stock for management and director fees	$2,248	$960
Property sold to borrowers under the installment method	$56	$143
Convertible senior notes conversion premium transferred to Equity	$2,687	$-
Transfer of accrued interest to Borrowings under repurchase agreement	$397	$-
Unrealized loss on available for sale debt securities	$170	$-

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands)

	Common stock shares	Common stock amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders' equity	Non- controlling interest	Total equity
Balance at December 31, 2015	15,301,946	$152	$211,729	$15,921	-	$227,802	$10,011	$237,813
Net income	-	-	-	21,878	-	21,878	832	22,710
Sale of shares	2,589,427	26	31,936	-	-	31,962	-	31,962
Issuance of shares under dividend reinvestment plan	1,432	-	19	-	-	19	-	19
Stock-based management fee expense	45,510	1	762	-	-	763	-	763
Stock-based compensation expense	159,996	2	195	-	-	197	-	197
Dividends and distributions	-	-	-	(11,996)	-	(11,996)	(461)	(12,457)
Balance at September 30, 2016	18,098,311	$181	$244,641	$25,803	-	$270,625	$10,382	$281,007

Balance at December 31, 2016	18,122,387	$181	$244,880	$27,231	$-	$272,292	$10,431	$282,723
Net income	-	-	-	22,743	-	22,743	773	23,516
Issuance of shares under dividend reinvestment plan	9,165	-	123	-	-	123	-	123
Stock-based management fee expense	78,887	2	1,580	-	-	1,582	-	1,582
Stock-based compensation expense	41,536	-	666	-	-	666	-	666
Dividends and distributions	-	-	-	(15,099)	-	(15,099)	(519)	(15,618)
Conversion premium – Convertible senior notes	-	-	2,687	-	-	2,687	-	2,687
Other comprehensive loss	-	-	-	-	(170)	(170)	-	(170)
Balance at September 30, 2017	18,251,975	$183	$249,936	$34,875	$(170)	$284,824	$10,685	$295,509

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 1 — Organization and basis of presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”) including residential mortgage loans and small balance commercial mortgage loans (“SBC loans”) and originations of SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that the Company intends to opportunistically target, through acquisitions, or originations, generally have a principal balance of up to $5 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has also targeted investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. While the Company may acquire NPLs from time to time and continues to manage the NPLs on its consolidated Balance Sheet, this asset class is no longer a strategic acquisition target. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager. The Company’s mortgage loans and real properties are serviced by Gregory Funding LLC (“Gregory” or the “Servicer”), also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans and retains subordinated securities from the secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate LLC is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code.

During the quarter ended September 30, 2017, the Company created AS Ajax E II LLC (“AS Ajax E II”) to purchase and hold an investment in a Delaware master trust, which will own single family residential real estate loans, SBC loans and real estate assets that may be purchased in connection with the real estate loans. At September 30, 2017, AS Ajax E II held approximately 5.01% of the trust, with the remainder held by an institutional investor. At September 30, 2017, 100% of the interest in AS Ajax E II was held by the Company through the Operating Partnership.

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

All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated Balance Sheet. As of September 30, 2017, the Company owned 96.7% of the outstanding operating partnership units (“OP Units”) and the remaining 3.3% of the OP Units are owned by an unaffiliated holder.

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

Real estate

The Company acquires REO properties directly through purchases, or when it forecloses on the borrower and takes title to the underlying property or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that the Company expects to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or, net realizable value (fair market value less expected selling costs, and any additional costs necessary to prepare the property for sale). Fair market value is determined based on appraisals, broker price opinions (“BPOs”), or other market indicators of fair value including list price or contract price. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income through real estate operating expenses. No depreciation or amortization expense is recognized on properties held-for-sale, and all holding costs are expensed as incurred.

Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be held-for-sale. Property is generally held for investment as rental property if the cash flows from use as a rental exceed the present value of expected cash flows from a sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 27.5 years. The Company performs an impairment analysis for all rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

Convertible senior notes

On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its Convertible senior notes (the “notes”) due 2024, with a follow-on offering of an additional $20.5 million in aggregate principal amount completed on August 18, 2017, which, combined with the notes from the April offering, form a single series of securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.629 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $15.35 per share of common stock.

Coupon interest on the notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated Balance Sheets as a deduction from the notes, and are amortized to interest expense on an effective yield basis through April 30, 2023, the date at which the notes can be converted. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. Discount of $2.7 million, representing the fair value of the embedded conversion feature, was recorded to stockholders’ equity. No sinking fund has been established for redemption of the principal.

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

Servicing fees

On July 8, 2014, the Company entered into a 15-year Servicing Agreement (the “Servicing Agreement”) with the Servicer. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives an annual servicing fee rate of 0.65% annually of the Unpaid Principal Balance (“UPB”) for loans that are re-performing at acquisition and 1.25% of UPB for loans that are non-performing at acquisition. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the servicing agreement. The fees do not change if a re-performing loan becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The Servicing Agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 9 — Related party transactions.

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

The Company’s Investment in debt securities is considered to be available for sale, and is carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income.

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

The Company’s Convertible senior notes are traded on the NYSE; the debt’s fair value is determined from the closing price on the Balance Sheet date.

Property held-for-sale is carried at the lower of its acquisition basis or, net realizable value. Fair market value is determined based on appraisals, broker price opinions, or other market indicators of fair value. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

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

In March 2017, the FASB issued ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. Adoption of ASU 2017-08 is required for fiscal years and interim periods within those fiscal years, beginning after December, 15, 2018, early adoption is permitted. The Company adopted ASU 2017-08 in 2017 with no effect on its consolidated assets or liabilities, or its consolidated net income or equity.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The main objective of this guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. To achieve this, the amendments in this guidance replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Specifically, the amendments in this guidance require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, beginning with fiscal years after December 15, 2018. The Company is currently evaluating the impact on its consolidated financial statements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the consolidated balance sheets or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

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

Note 3 — Mortgage loans

Included on the Company’s consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 are approximately $1,053.3 million and $869.1 million, respectively, of RPLs, NPLs, and originated SBCs at carrying value. RPLs and NPLs are categorized at acquisition. The carrying value of RPLs and NPLs reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. Additionally, originated SBC loans are carried at originated cost. The carrying value for all loans is decreased by an allowance for loan losses, if any. To date, the Company has not recorded an allowance for losses against its purchased mortgage loan portfolio.

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

The following table presents information regarding the accretable yield and non-accretable amount for loans acquired during the following periods. The Company’s loan acquisitions for the three and nine months ended September 30, 2017 consisted of 109 and 1,351, respectively, purchased RPLs with $32.7 million and $285.2 million, respectively, UPB and two and six, respectively, originated SBC loans with $3.0 million and $7.1 million UPB, respectively. Comparatively during the three and nine months ended September 30, 2016 the Company acquired 1,416 and 1,885 RPLs, respectively, for $216.2 million and $305.6 million, respectively ($ in thousands):

No NPLs were acquired in any of the three or nine month periods in either 2017 or 2016.

	Three months ended September 30, 2017		Three months ended September 30, 2016
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$51,920	$-	$291,260	$-
Non-accretable amount	(15,675)	-	(109,032)	-
Expected cash flows to be collected	36,245	-	182,228	-
Accretable yield	(9,599)	-	(44,158)	-
Fair value at acquisition	$26,646	$-	$138,070	$-

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$456,353	$-	$493,963	$-
Non-accretable amount	(145,780)	-	(186,424)	-
Expected cash flows to be collected	310,573	-	307,539	-
Accretable yield	(70,581)	-	(80,163)	-
Fair value at acquisition	$239,992	$-	$227,376	$-

The following table presents the change in the accretable yield for the RPLs and NPLs at September 30, 2017 and September 30, 2016. Accretable yield and accretion amounts do not include two originated SBC loans at September 30, 2017 ($ in thousands):

	Three months ended September 30, 2017		Three months ended September 30, 2016
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$299,812	$9,475	$184,173	$16,298
Accretable yield additions	9,599	-	44,158	-
Accretion	(23,134)	(828)	(16,860)	(1,844)
Reclassification from (to) non-accretable amount, net	4,536	266	6,241	(1,850)
Balance at end of period	$290,813	$8,913	$217,712	$12,604

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$239,858	$12,065	$136,455	$18,425
Accretable yield additions	70,580	-	80,163	-
Accretion	(62,786)	(3,258)	(44,717)	(6,175)
Reclassification from (to) non-accretable amount, net	43,161	106	45,811	354
Balance at end of period	$290,813	$8,913	$217,712	$12,604

For the three and nine month periods ended September 30, 2017, the Company accreted $24.0 million and $66.0 million, respectively, into interest income with respect to its portfolio of RPLs and NPLs. For the three and nine month periods ended September 30, 2016, the Company accreted $18.7 million and $50.9 million, respectively, into interest income with respect to its RPL and NPL portfolio.

During the three months ended September 30, 2017, the Company reclassified a net $4.6 million from non-accretable amount to accretable yield, consisting of a $4.3 million transfer from non-accretable amount to accretable yield for RPLs, and a $0.3 million transfer from non-accretable amount to accretable yield for NPLs. Comparatively, during the three months ended September 30, 2016, the Company reclassified $6.2 million from non-accretable amount to accretable yield for its RPLs and $1.8 million from accretable yield to non-accretable amount on NPLs. The reclassification in the third quarter of 2017 is based on an updated assessment of projected loan cash flows as compared to the projection at December 31, 2016. The primary driver of the increase in accretable yield is higher than expected sustained performance rates on RPLs and lower re-default rates on modified NPLs. Performing loans have a longer duration than NPLs and generate higher cash flows over the expected life of the loan thus increasing the amount of accretable yield. This is offset by the removal of the accretable yield for loans that are removed from the pool at foreclosure and for loans that prepay sooner than expected.

The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017			December 31, 2016
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	3,045	$566,999	$672,651	2,306	$419,500	$510,058
30	889	154,169	183,502	797	141,169	173,482
60	581	97,664	114,948	482	84,468	101,727
90	993	167,565	202,643	911	142,701	179,718
Foreclosure	328	66,888	83,421	414	81,253	105,208
Mortgage loans	5,836	$1,053,285	$1,257,165	4,910	$869,091	$1,070,193

Note 4 — Real estate assets

The Company primarily acquires REO when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure. Additionally, from time to time, the Company may acquire real estate assets in purchase transactions.

Rental property

As of September 30, 2017, the Company owned nine REO properties with an aggregate carrying value of $1.9 million held for investment as rentals, at which time four of the properties were rented. Two were directly acquired, three of these properties were acquired through foreclosures, and four were transferred from Property held-for-sale. As of December 31, 2016, the Company had three REO properties having an aggregate carrying value of $1.3 million held for use as rentals, which were all rented at that time. Two of these properties were purchased, and one was acquired through foreclosure.

Property held-for-sale

The Company classifies REO as held-for-sale if the REO is being actively marketed for sale. As of September 30, 2017 and December 31, 2016, the Company’s net investments in REO held-for-sale were $27.3 million and $23.9 million, respectively. For the nine month periods ended September 30, 2017 and 2016, all of the additions to REO Property held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of its mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and nine months ended September 30, 2017 and September 30, 2016 ($ in thousands):

Property Held-for-sale	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	167	$28,278	111	$16,551	149	$23,882	73	$10,333
Transfers from mortgage loans	20	3,683	42	5,692	110	17,395	120	15,685
Adjustments to record at lower of cost or fair value	-	(1,118)	-	(487)	-	(2,027)	-	(687)
Disposals	(28)	(3,526)	(21)	(2,222)	(92)	(11,753)	(61)	(6,362)
Transfer from held-for-sale to rental, net	-	26	-	-	(5)	(153)	-	-
Other	1	(1)	(2)	(29)	(2)	(2)	(2)	536
Balance at end of period	160	$27,342	130	$19,505	160	$27,342	130	$19,505

Dispositions

During the three months ended September 30, 2017 and September 30, 2016, the Company sold 28 and 21 REO properties, realizing net losses of approximately $(0.1) million and $(0.2) million, respectively. Comparatively, for the nine months ended September 30, 2017 and September 30, 2016, the Company sold 92 and 61 REO properties, realizing net gains of approximately $0.1 million and $0.3 million, respectively. These amounts are included in Other income on the Company’s consolidated Statements of Income. The Company recorded lower of cost or estimated fair market value adjustments for the three months ended September 30, 2017 and 2016 of $1.1 million and $0.5 million, respectively. Comparatively, for the nine months end September 30, 2017 and September 30, 2016, the Company recorded lower of cost or estimated fair value adjustments of $2.0 million and $0.7 million, respectively.

Note 5 — Fair value

Financial assets and liabilities

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2017	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans	$1,053,285	$-	$-	$1,156,724
Investment in debt securities	$6,306	$-	$6,306	$-
Financial liabilities
Secured borrowings, net	$496,342	$-	$-	$489,768
Borrowings under repurchase agreement	$258,402	$-	$258,402	$-
Convertible senior notes, net	$102,383	$110,246	$-	$-

		Level 1	Level 2	Level 3
December 31, 2016	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans	$869,091	$-	$-	$930,226
Investment in debt securities	$6,323	$-	$6,323	$-
Financial liabilities
Secured borrowings, net	$442,670	$-	$-	$436,623
Borrowings under repurchase agreement	$227,440	$-	$227,440	$-
Convertible senior notes, net	$-	$-	$-	$-

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

The Company’s Convertible senior notes are traded on the NYSE; the debt’s fair value is determined from the NYSE closing price on the Balance Sheet date.

The carrying values of its Cash and cash equivalents, Cash held in trust, Receivable from servicer, Investment in affiliates, Management fee payable and Other liabilities are equal to or approximate fair value.

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Fair market value is determined based on appraisals, broker price opinions, or other market indicators of fair value. Since net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income, aggregate fair value for the Company’s REO Property is conservatively stated as its carrying value.

($ in thousands)		Level 1	Level 2	Level 3
September 30, 2017	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$27,342	$-	$-	$27,342

		Level 1	Level 2	Level 3
December 31, 2016	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial Assets
Property held-for-sale	$23,882	$-	$-	$23,882

The Company has not transferred any assets between levels for any of its financial assets or liabilities, or its non-financial assets during either of the three or nine month periods ended September 30, 2017 or September 30, 2016.

Note 6 — Unconsolidated affiliates

During the nine months ended September 30, 2017, a small-balance commercial loan secured by a commercial property in Portland, Oregon, in which the Company held a 40.5% interest through a Delaware trust, GA-E 2014-12, was paid off in full. The Company received a distribution of $2.6 million related to this investment. At September 30 2017, GA-E 2014-12 held cash of $7,000 and had accrued expenses of $5,000. Upon final settlement of all obligations, any remaining cash is expected to be distributed between the investors in proportion to their ownership interests. The Company accounts for its investment in GA-E 2014-12 using the equity method.

Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. The Company accounts for its investment in the Manager using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made, and the Company’s ownership interest in AS Ajax E LLC, was reduced to a lower percentage of the total. At both September 30, 2017 and December 31, 2016, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income, assets and liabilities at 100%

Net income at 100%

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
GA-E 2014-12	$-	$189	$426	$573
The Manager	$721	$343	$1,685	$796
AS Ajax E LLC	$88	$54	$224	$111

Assets and liabilities at 100%

	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$7	$5	$6,259	$-
The Manager	$7,252	$1,804	$4,846	$1,671
AS Ajax E LLC	$7,425	$2	$7,964	$12

Net income, assets and liabilities at Company share

Net income at Company share

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
GA-E 2014-12	$-	$77	$173	$232
The Manager	$143	$68	$334	$158
AS Ajax E LLC	$14	$13	$37	$27

Assets and liabilities at Company share

	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$3	$2	$2,535	$-
The Manager	$1,436	$357	$960	$231
AS Ajax E LLC	$1,225	$-	$1,314	$2

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

At September 30, 2017, the Company had commitments to purchase, subject to due diligence, 227 RPLs secured by single-family residences with aggregate UPB of $51.0 million. The Company will only acquire loans that meet its acquisition criteria. See Note 13 – Subsequent events, for remaining open acquisitions as of the filing date.

Litigation, claims and assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2017, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

Additionally, the Company has sold subordinate securities from its mortgage securitizations in repurchase transactions. The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			September 30, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
November 8, 2017	May 8, 2017	$15,127	$15,127	$21,610	143%	3.54%
November 21, 2017	November 22, 2016	200,000	3,915	8,771	224%	4.73%
July 12, 2019	July 15, 2016	250,000	223,959	292,417	131%	3.74%
March 8, 2018	September 8, 2017	4,417	4,417	6,310	143%	3.55%
March 29, 2018	September 29, 2017	10,984	10,984	15,692	143%	3.60%
Totals		$480,528	$258,402	$344,800	133%	3.73%

			December 31, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
March 9, 2017	September 9, 2016	$10,310	$10,309	$14,728	143%	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	143%	3.34%
May 8, 2017	November 9, 2016	14,986	14,986	21,409	143%	3.35%
November 21, 2017	November 22, 2016	200,000	21,302	36,044	169%	4.20%
July 12, 2019	July 15, 2016	200,000	170,046	226,192	133%	3.25%
Totals		$436,093	$227,440	$313,797	138%	3.35%

The Guaranty establishes a master netting arrangement; the arrangement does not meet the criteria for offsetting. The amount outstanding on the Company’s repurchase facility and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated Balance Sheets at September 30, 2017 and December 31, 2016 ($ in thousands).

	Gross amounts not offset in balance sheet
	September 30, 2017	December 31, 2016
Gross amount of recognized liabilities	$258,402	$227,440
Gross amount pledged as collateral	344,800	313,797
Net Amount	$86,398	$86,357

Secured borrowings

From inception (January 30, 2014) to September 30, 2017, the Company has completed nine secured borrowings pursuant to Rule 144A under the Securities Act, six of which were outstanding at September 30, 2017. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s secured borrowings are structured with Class A notes, Class B notes, and trust certificates which have rights to the residual interests in the mortgages once the notes are repaid. For each of the Company’s six secured borrowings outstanding at September 30, 2017, the Company has retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes outstanding at September 30, 2017 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at an annual servicing fee rate of 0.65% of outstanding UPB for RPLs at acquisition and 1.25% of outstanding UPB for loans that are non-performing at acquisition, and is paid monthly. The determination of RPL or NPL status is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at September 30, 2017, December 31, 2016, and the securitization cutoff date ($ in thousands):

	Balances at September 30, 2017			Balances at December 31, 2016			Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance	Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance	Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2015-A	$-	$-	-	$51,388	$29,476	174%	$75,835		$35,643
2015-B	95,058	63,301	150%	104,111	75,258	138%	158,498		87,174
2015-C	92,300	55,132	167%	100,614	66,979	150%	130,130		81,982
2016-A	112,048	86,172	130%	118,189	96,158	123%	158,485		101,431
2016-B	95,161	74,155	128%	97,660	80,672	121%	131,746	(1)	84,430
2016-C	117,169	90,869	129%	126,681	101,209	125%	157,808		102,575
2017-A	174,164	132,576	131%	-	-	-	216,413		140,669
	$685,900	$502,205	137%	$598,643	$449,752	133%	$1,028,915		$633,904

(1)	Includes $1.9 million of cash collateral.

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

On August 18, 2017, the Company completed the public offer and sale of an additional $20.5 million in aggregate principal amount of its 7.25% Convertible senior notes due 2024, which combined with the $87.5 million aggregate principal amount from its April offering, form a single series of securities. The net proceeds to the Company from the August 18, 2017 sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $20.5 million. The carrying amount of the equity component of the August transaction was $0.2 million representing the fair value to the notes’ owners of the right to convert the notes into shares of the Company’s common stock.

The notes in the August transaction were issued at a 6.0% conversion premium and bear interest at a rate equal to 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2017. The notes will mature on April 30, 2024, unless earlier repurchased, redeemed or converted.

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

The conversion rate currently equals 1.629 shares of the Company’s common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $15.35 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of September 30, 2017, the amount by which the if-converted value exceeds the principal amount for the entire series is $22,000.

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

At September 30, 2017, the notes’ UPB was $108.0 million, and discount and deferred expenses were $5.6 million. Interest expense of $1.9 million was recognized during the quarter which includes $0.2 million of amortization of discount and deferred expenses. The discount will be amortized through April 30, 2023, the date at which the notes can be converted. The effective interest rate of the notes at September 30, 2017 was 8.27%.

Note 9 — Related party transactions

The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

Transaction	Consolidated Statement of Income location	Counterparty	Three months ended September 30, 2017	Three months ended September 30, 2016
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$2,187	$1,545
Management fee	Related party expense – management fee	Thetis	1,428	1,049
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	41	22
Expense reimbursements	Other expense	Gregory	6	25
Expense reimbursements	Other expense	Thetis	4	-

Transaction	Consolidated Statement of Income location	Counterparty	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$6,003	$4,331
Management fee	Related party expense – management fee	Thetis	3,830	2,892
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	93	72
Expense reimbursements	Other expense	Gregory	40	50
Expense reimbursements	Other expense	Great Ajax FS	16	-
Expense reimbursements	Other expense	Thetis	4	-

The Company’s consolidated Balance Sheets included the following significant related party balances ($ in thousands):

($ in thousands)			September 30, 2017	December 31, 2016
Transactions	Consolidated Balance Sheet location	Counterparty	Amount	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$12,930	$12,481
Investment in subordinated debt securities	Investment in securities	Oileus Residential Loan Trust	6,306	6,323
Management fee payable	Management fee payable	Thetis	750	750
Servicing fees payable	Accrued expenses and other liabilities	Gregory	262	195
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	100	-

During October 2016, the Company acquired 370 RPLs with aggregate UPB of $69.9 million in three transactions from three related party trusts. These loans, which had been serviced by the Servicer, had made at least 24 payments of scheduled principal and interest in the last 24 months and had a weighted average coupon of 5.84%. The loans were acquired at 93% of UPB and the estimated market value of the underlying collateral was $92.2 million.

In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party. The notes have a stated final maturity of October 25, 2056. At September 30, 2017, these securities had an amortized cost basis of $6.3 million. For the three and nine months ended September 30, 2017, respectively, the Company recorded unrealized losses of $39,000 and $0.2 million, which are reflected in the Company’s consolidated Statements of Comprehensive Income.

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

Note 10 — Stock-based payments and director fees

Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of its common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company paid the Manager a base management fee for the three and nine months ended September 30, 2017 of $1.4 million and $3.8 million, respectively, of which the Company paid $0.7 million and $1.6 million, respectively, in 43,463 and 101,998 shares, respectively, of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions and were issued in private placement transactions, with 43,463 shares still issuable at September 30, 2017. See Note 9 — Related party transactions.

In addition, each of the Company’s independent directors receives an annual fee of $75,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash. Until December 31, 2016, directors received an annual fee of $50,000 payable quarterly, half of which was paid in shares of the Company’s common stock and half in cash. The following table sets forth the Company’s stock-based management fees and independent director fees issued during the three and nine month periods ended September 30, 2017 ($ in thousands except share amounts).

Management fees and director fees

	Three months ended		Three months ended
	September 30, 2017		September 30, 2016
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	43,463	$678	20,005	$300
Independent director fees	2,404	38	1,672	25
	45,867	$716	21,677	$325

	Nine months ended		Nine months ended
	September 30, 2017		September 30, 2016
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	101,998	$1,580	50,605	$761
Independent director fees	7,280	113	4,996	75
	109,278	$1,693	55,601	$836

(1) All management fees and independent director fees are fully expensed in the period in which the underlying expense is incurred.

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

The following table sets forth the activity in the Company’s restricted stock plan ($ in thousands, except share and per share amounts):

	Total grants		Current period activity			Non-vested shares at September 30, 2017		Fully-vested shares at September 30, 2017
Three months ended September 30, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Expected cost of current year grant	Grant expense recognized for the three months ended September 30, 2017	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	-	$-	$-	-	$-	10,000	$14.61
Employee and Service Provider Grant(2)	149,000	2,040	-	-	170	99,333	13.78	49,667	13.78
Employee and Service Provider Grant(3)	39,000	546	39,000	30	30	39,000	13.95	-	-
	198,000	$2,732	39,000	$30	$200	138,333	$13.83	59,667	$13.92

(1) Vesting period is one year from grant date. Grant is fully vested at September 30, 2017.

(2) Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2017 is 1.9 years.

(3) Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2017 is 2.8 years.

	Total grants		Current period activity			Non-vested shares at September 30, 2016		Fully-vested shares at September 30, 2016
Three months ended September 30, 2016	Total shares granted	Total expected cost of grant	Shares granted during the year	Expected cost of current year grant	Grant expense recognized for the three months ended September 30, 2016	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants	8,000	$119	2,000	$7	$7	2,000	$13.79	8,000	$14.81
Employee and Service Provider Grant	153,000	2,066	153,000	115	111	153,000	13.78	-	-
	161,000	$2,185	155,000	$122	$118	155,000	$13.78	8,000	$14.81

	Total grants		Current period activity			Non-vested shares at September 30, 2017		Fully-vested shares at September 30, 2017
Nine months ended September 30, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Expected cost of current year grant	Grant expense recognized for the nine months ended September 30, 2017	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	-	$-	$14	-	$-	10,000	$14.61
Employee and Service Provider Grant(2)	149,000	2,040	-	-	511	99,333	13.78	49,667	13.78
Employee and Service Provider Grant(3)	39,000	546	39,000	76	30	39,000	13.95	-	-
	198,000	$2,732	39,000	$76	$555	138,333	$13.83	59,667	$13.92

(1) Vesting period is one year from grant date. Grant is fully vested at September 30, 2017.

(2) Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2017 is 1.9 years.

(3) Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2017 is 2.8 years.

	Total grants		Current period activity			Non-vested shares at September 30, 2016		Fully-vested shares at September 30, 2016
Nine months ended September 30, 2016	Total shares granted	Total expected cost of grant	Shares granted during the year	Expected cost of current year grant	Grant expense recognized for the nine months ended September 30, 2016	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants	8,000	$119	2,000	$7	$9	2,000	$13.79	8,000	$14.81
Employee and Service Provider Grant	153,000	2,066	153,000	115	111	153,000	13.78	-	-
	161,000	$2,185	155,000	$122	$120	155,000	$13.78	8,000	$14.81

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

For the three and nine months ended September 30, 2017, the Company’s consolidated Taxable Income was $2.1 million and $16.1 million, respectively; and provisions for income taxes of $47,000, and $0.1 million were recorded for the three and nine month periods, respectively. For the three and nine months ended September 30, 2016, the Company’s consolidated Taxable Income was $3.3 million and $9.9 million; and provisions for income taxes of $18,000 and $41,000, respectively, were recorded for the three and nine months, respectively. The Company recognized no deferred income tax assets or liabilities on its consolidated Balance Sheet at September 30, 2017 or December 31, 2016. The Company also recorded no interest or penalties for either of the nine-month periods ended September 30, 2017 or 2016.

Note 12 — Earnings per share

The following table sets forth the components of basic and diluted earnings per share ($ in thousands, except per share amounts):

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Consolidated net income attributable to common stockholders	$7,470	18,072,045		$7,623	17,937,079
Allocation of earnings to participating restricted shares	(86)	-		(44)	-
Consolidated net income attributable to unrestricted common stockholders	$7,384	18,072,045	$0.41	$7,579	17,937,079	$0.42

Effect of dilutive securities
Operating partnership units	246	624,106		264	624,106
Restricted stock grants and Manager and director fee shares	86	210,261		44	103,401
Interest expense (add back) and assumed conversion of shares from convertible senior notes	1,905	6,340,352		-	-
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$9,621	25,246,764	$0.38	$7,887	18,664,586	$0.42

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Consolidated net income attributable to common stockholders	$22,743	18,019,434		$21,878	16,334,713
Allocation of earnings to participating restricted shares	(251)	-		(69)	-
Consolidated net income attributable to unrestricted common stockholders	$22,492	18,019,434	$1.25	$21,809	16,334,713	$1.34

Effect of dilutive securities
Operating partnership units	773	624,106		832	624,106
Restricted stock grants and Manager and director fee shares	251	201,304		69	51,545
Interest expense (add back) and assumed conversion of shares from convertible senior notes	3,160	3,535,944		-	-

Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$26,675	22,380,788	$1.19	$22,710	17,010,364	$1.34

Note 13 — Subsequent events

Loan Acquisitions

Since September 30, 2017, we purchased 194 RPLs with aggregate UPB of $41.4 million in three transactions from three different sellers. The loans were acquired at 89.8% of UPB and the estimated market value of the underlying collateral is $58.4 million. The purchase price equaled 63.6% of the estimated market value of the underlying collateral. We also acquired two SBC loans with UPB of $2.0 million. Our investment equaled 60.2% of the underlying collateral value of $2.9 million. The majority of the costs associated with these acquisitions were accrued as of September 30, 2017.

Additionally, we have agreed to acquire, subject to due diligence, 35 RPLs with aggregate UPB of $8.9 million in five transactions from four different sellers. The purchase price equals 82.1% of UPB and 52.3% of the estimated market value of the underlying collateral of $14.0 million. We also agreed to acquire three SBC loans with UPB of $1.1 million. Our investment equaled 49.3% of the underlying collateral value of $2.2 million. Any loans we purchase must meet our acquisition criteria, therefore there is no assurance that we will enter into a definitive agreement relating to these loans or, if such an agreement is executed, that we will actually close the acquisitions or that the terms will not change.

With an institutional partner, we have jointly agreed to purchase, subject to completion of diligence, two RPL pools from two different sellers. The combined acquisitions include 855 RPLs with aggregate UPB of $160.2 million and a preliminary purchase price of $145.9 million. The preliminary purchase price equals 91.1% of UBP and 59.0% of the estimated market value of the underlying collateral of $247.4 million. Upon completion of this transaction we expect to retain a 50% ownership interest in these loans. We have not entered into a definitive agreement with respect to these loans, and there is no assurance that we will enter into a definitive agreement relating to these loans or, if such an agreement is executed, that we will actually close the acquisition.

Dividend declaration

On November 6, 2017 the Company’s Board of Directors declared a dividend of $0.30 per share, to be paid on December 1, 2017 to stockholders of record as of November 17, 2017.

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

In September 2014, we formed Great Ajax Funding LLC, a wholly owned subsidiary of the Operating Partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the our repurchase agreements. On February 1, 2015, we formed GAJX Real Estate LLC, as a wholly owned subsidiary of the Operating Partnership, to own, maintain, improve and sell certain REO purchased by us. We have elected to treat GAJX Real Estate LLC as a TRS under the Internal Revenue Code of 1986 as amended (the “Code”).

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of September 30, 2017 and December 31, 2016:

Our portfolio:	September 30, 2017	December 31, 2016
RPL Residential Mortgage Loans	$992.6 million	$803.7 million
RPL SBC Loans	8.6 million	7.7 million
Originated SBC Loans	9.6 million	2.5 million
NPLs	42.6 million	55.2 million
REO	29.3 million	25.2 million
Total Real Estate Assets	$1,082.7 million	$894.3 million

Loan classification is based on status at acquisition. REO consists primarily of loans that transition from loan pools to REO, but also includes nine and one purchased REO at September 30, 2017 and December 31, 2016, respectively.

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

Financing. Our ability to grow our business by acquiring residential RPLs and SBC loans, and to a lesser extent, NPLs depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse secured borrowings in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark-to-market the underlying collateral to the extent available. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate mortgage-backed securities (“MBS”) so created. The secured borrowings are structured as debt financings and not real estate investment conduit (“REMIC”) sales, and the loans included in the secured borrowings remain on our consolidated Balance Sheet. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties.

To qualify as a REIT under the Code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Resolution Methodologies. We, through the Servicer, or our affiliates, employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a NPL is resolved will affect the amount and timing of revenue we will receive. Our preferred resolution methodology is to modify NPLs. Once successfully modified and there is a period of continued performance, we expect that borrowers will typically refinance these loans at or near the estimated value of the underlying property. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these modified loans. Though we do not actively seek to acquire REO or rental properties, through historical experience, we expect that many of our non-performing residential mortgage loans will enter into foreclosure or similar proceedings, ultimately becoming REO that we can convert into single-family rental properties that we believe will generate long-term returns for our stockholders. REO property can be converted into single-family rental properties or they may be sold through REO liquidation and short sale processes. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 48 months or longer from the loan acquisition date. The exact nature of resolution will depend on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS prior to marketing the asset for sale.

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

Conversion to Rental Property. While rental real estate is not currently a material component of our operations, from time to time we will retain an REO property as a rental property and may acquire rental properties through direct purchases at attractive prices. The key variables that will affect our residential rental revenues over the long-term will be the extent to which we acquire REO, which, in turn, will depend on the amount of our capital invested, average occupancy and rental rates in our owned rental properties. We expect the timeline to convert multi-family and single-family loans, into rental properties will vary significantly by loan, which could result in variations in our revenue and our operating performance from period to period. There are a variety of factors that may inhibit our ability, through the Servicer, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and the associated deferrals (including from litigation); unauthorized occupants of the property; U.S. federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; U.S. federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and high levels of unemployment and underemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems. We do not expect to retain a material number of single family residential properties for use as rentals. We do, however, intend to focus, on retaining multi-unit residences as rentals.

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

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may over time cause: (1) the value of our mortgage loan and MBS (retained from our secured borrowings) portfolio to decline; (2) coupons on our adjustable rate mortgages (“ARM”) and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to higher interest rates; (3) prepayments on our mortgage loans and MBS portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; (4) the interest expense associated with our borrowings to increase; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (a) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the accretion of our purchase discounts; (b) the value of our mortgage loan and MBS portfolio to increase; (c) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (d) the interest expense associated with our borrowings to decrease; and (e) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Critical accounting policies and estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, and other subjective assessments. In particular, we have identified three policies that, due to the judgment and estimates inherent in those policies, are critical to understanding our consolidated financial statements. These policies relate to (i) accounting for Interest income on our mortgage loan portfolio; (ii) accounting for Interest expense on our secured borrowings; and (iii) accounting for Interest expense on our borrowings under repurchase agreements. We believe that the judgment and estimates used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments or estimates could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to the Critical accounting policies in our Form 10-K for our calendar year ended December 31, 2016, as there have been no changes to these policies.

Recent accounting pronouncements

Refer to the notes to our interim consolidated financial statements for a description of relevant recent accounting pronouncements.

Emerging growth company

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Nonetheless, we have elected not to use this extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended.

Results of operations

For the three months ended September 30, 2017, we had consolidated net income attributable to common stockholders of $7.5 million, or $0.41 per share and $0.38 per share, respectively, for both basic and diluted earnings per common share. For the nine months ended September 30, 2017, we had consolidated net income attributable to common stockholders of $22.7 million, or $1.25 per share, and $1.19 per share for basic and diluted earnings per common share, respectively. This compares to the three months ended September 30, 2016, when we had consolidated net income attributable to common stockholders of $7.6 million, or $0.42 per share for both basic and diluted earnings per common share. For the nine months ended September 30, 2016, we had consolidated net income attributable to common stockholders of $21.9 million, or $1.34 per share for both basic and diluted earnings per common share. Key items for the three months ended September 30, 2017 include:

•	Purchased $26.6 million of RPLs with an aggregate UPB of $32.7 million and underlying collateral value of $40.7 million; and originated $3.0 million of SBC loans to end the quarter with $1,053.3 million of mortgage loans with an aggregate UPB of $1,257.2 million.

•	Issued $20.5 million of convertible senior notes when we reopened the series of convertible senior notes from our April 2017 offering.

•	Portfolio interest income of $24.5 million; net interest income of $13.8 million.

•	Net income attributable to common stockholders of $7.5 million.

•	Basic earnings per share of $0.41 per share.

•	Taxable income of $0.12 per share.

•	Book value per share of $15.60 at September 30, 2017.

•	Collected $44.3 million on our mortgage loan and REO portfolios through payments, payoffs and sales of REO.

•	$43.1 million of cash and cash equivalents at September 30, 2017.

Table 1: Results of operations

GREAT AJAX CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2017	2016	2017	2016
INCOME

Interest income	$24,529	$18,707	$67,057	$50,965
Interest expense	(10,775)	(6,941)	(27,719)	(17,990)
Net interest income	13,754	11,766	39,338	32,975

Income from investment in manager	143	68	334	158
Other income	329	272	1,326	1,272
Total income	14,226	12,106	40,998	34,405

EXPENSE
Related party expense – loan servicing fees	2,187	1,545	6,003	4,331
Related party expense – management fees	1,428	1,049	3,830	2,892
Loan transaction expense	290	100	1,257	887
Professional fees	497	315	1,484	1,137
Real estate operating expenses	1,151	643	2,112	1,118
Other expense	910	549	2,482	1,289
Total expense	6,463	4,201	17,168	11,654
Loss on debt extinguishment	-	-	218	-
Income before provision for income taxes	7,763	7,905	23,612	22,751
Provision for income taxes	47	18	96	41
Consolidated net income	7,716	7,887	23,516	22,710
Less: consolidated net income attributable to the non-controlling interest	246	264	773	832
Consolidated net income attributable to common stockholders	$7,470	$7,623	$22,743	$21,878

Net interest income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Net interest income increased to $13.8 million for the three months ended September 30, 2017 compared to $11.8 million for the three months ended September 30, 2016. The key driver of increased net interest income was an increase in the average balance of our mortgage loan portfolio net of related funding costs partially offset by lower yields on our mortgage loan pools and the issuance of our Convertible senior notes (the “notes”). Our overall funding costs have increased recently due to the issuance of the notes, however, we have continued to take advantage of favorable market conditions for entering into repurchase transactions with our mortgage loans which has provided us with some offset to the overall increase in our funding costs. The average balance of our mortgage loan portfolio increased to $1,064.8 million for the three months ended September 30, 2017 compared to $717.5 million for the three months ended September 30, 2016. Additionally, we collected $44.3 million in cash payments and proceeds on our mortgage loans and REO held-for-sale for the three months ended September 30, 2017 compared to collections of $27.7 million for the three months ended September 30, 2016.

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

The average balance of our mortgage loan portfolio and debt outstanding for the three month periods ended September 30, 2017 and 2016 are included in the table below ($ in thousands):

Table 2: Quarterly average balances

	For the three months ended September 30,
	2017	2016
Mortgage loan portfolio	$1,064,826	$717,476
Total debt	$883,770	$537,279

Other income

Other income for the three and nine months ended September 30, 2017 compared to the comparable period in 2016 decreased primarily due to lower gains on sale of REO, partially offset by higher late fees collected from borrowers. A breakdown of Other Income is provided in the table below ($ in thousands):

Table 3: Other income

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
HAMP fees	$195	$101	$458	$256
Late fee income	157	109	456	272
Income from equity investments	15	90	210	259
Other income	14	149	32	167
Net gain (loss) on sale of Property held-for-sale	(52)	(177)	170	318
Total Other Income	$329	$272	$1,326	$1,272

Expenses

Table 4: Expenses

Total expenses for the three and nine months ended September 30, 2017 increased compared to the comparable period in 2016 consistent with the overall growth in the portfolio. The primary drivers of the overall increase were loan servicing fees, management fees and loan transactions costs. A breakdown of Expenses is provided in the table below ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Related party expense – loan servicing fees	$2,187	$1,545	$6,003	$4,331
Related party expense – management fee	1,428	1,049	3,830	2,892
Real estate operating expense	1,151	643	2,112	1,118
Other expense	910	549	2,482	1,289
Professional fees	497	315	1,484	1,137
Loan transaction expense	290	100	1,257	887
Total expenses	$6,463	$4,201	$17,168	$11,654

Our real estate operating expense increased for the three and nine month periods ended September 30, 2017, primarily as a result of impairments on REO held-for-sale. We routinely assess the net realizable value on our REO property held-for-sale and record impairment if the carrying value of the REO property held-for-sale exceeds its net realizable value. Impairment charges and realized losses on REO property held-for-sale are primarily arising from loans acquired in NPL pools in the second half of 2014 and the first half of 2015.

Other expense increased for the three and nine months ended September 30, 2017, primarily due to restricted stock granted to our employees and service providers and expenses related to our repurchase lines of credit. Under the terms of our repurchase agreements, we obtain updated broker price opinions every six months for the collateral underlying our mortgage loans that are pledged to our repurchase lines of credit. A breakdown of other expense is provided in Table 5 ($ in thousands):

Table 5: Other Expenses

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Employee and service provider share grants	$201	$112	$539	$111
Other expense	161	62	354	217
Borrowing related expenses	159	9	387	77
Insurance	130	169	403	398
Travel, meals, entertainment	90	19	268	134
Directors' fees and grants	83	64	261	182
Taxes and regulatory expense	48	26	115	64
Communications	38	88	155	106
Total other expenses	$910	$549	$2,482	$1,289

Equity and Net Book Value Per Share

Our net book value per share was $15.60 and $15.06 at September 30, 2017 and December 31, 2016, respectively, an increase of $0.54 due primarily to the $7.6 million net increase in equity from our nine-month earnings after subtracting the effect of dividends paid, and partially from the $2.7 million conversion premium from the sale of our Convertible senior notes. The net book value per share is calculated by dividing adjusted equity by total adjusted shares outstanding, including OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock after one year of ownership) and Manager and director shares not issued as of the date indicated, and the common shares from assumed conversion of our Convertible senior notes. A breakdown of our Book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 6: Book value per share

	September 30, 2017	December 31, 2016
Outstanding shares	18,251,975	18,122,387
Adjustments for:
Operating partnership units	624,106	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	45,867	22,012
Conversion of convertible senior notes into shares of common stock	7,037,280	-
Total adjusted shares outstanding	25,959,228	18,768,505

Equity at period end	$295,509	$282,723
Increase in equity from conversion of Convertible senior notes	108,000	-
Net adjustment for interest on Convertible senior notes and dividends on if-converted common stock	1,473	-
Adjusted equity	$404,982	$282,723
Book value per share	$15.60	$15.06

Mortgage loan portfolio

For the three and nine months ended September 30, 2017, we acquired 109 and 1,351 RPLs respectively for acquisition prices of $26.6 million and $240.0 million respectively, representing 81.4% and 84.2% of UPB, respectively, for the three and nine month periods, and ended the period with $1,053.3 million of mortgage loans with an aggregate UPB of $1,257.2 million. Comparatively during the three and nine months ended September 30, 2016 we acquired 1,416 and 1,885 RPLs, respectively, for $216.2 million and $305.6 million, respectively, representing 83.3% and 80.5% of UPB, respectively, and ended the period with $755.6 million of mortgage loans with an aggregate UPB of $948.8 million. No NPLS were acquired in any of the three or nine month periods in either 2017 or 2016.

Additionally during the quarter, we, through a joint venture with an institutional investor, acquired a pool of 436 mortgage loans for $101.2 million. The purchase price equaled 92.7% of UPB and 59.4% of the underlying property value of $170.4 million. The loans were acquired into a Delaware trust, of which the Company has retained a 5.01% interest.

The following table shows loan portfolio RPL acquisitions for the three and nine months ended September 30, 2017 and September 30, 2016 ($ in thousands):

Table 7: Portfolio acquisitions (excludes loan originations)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
RPLs
Count	109	1,416	1,351	1,885
UPB	$32,718	$259,446	$285,163	$379,393
Purchase price	$26,645	$216,225	$239,992	$305,560
Purchase price % of UPB	81.4%	83.3%	84.2%	80.5%

NPLs
Count	-	-	-	-
UPB	$-	$-	$-	$-
Purchase price	$-	$-	$-	$-
Purchase price % of UPB	0.0%	0.0%	0.0%	0.0%

During the three and nine month periods ended September 30, 2017, 120 and 269 mortgage loans, representing 1.9% and 3.6%, respectively, of our ending UPB were liquidated. Comparatively, during the three and nine month periods ended September 30, 2016, 66 and 159 mortgage loans representing 1.4% and 3.2%, respectively, of our ending UPB were liquidated. Our loan portfolio activity for the three and nine months ended September 30, 2017 and 2016 is presented below ($ in thousands):

Table 8: Loan portfolio activity

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning carrying value (1)	$1,044,745	$631,690	$869,091	$555,171
Mortgage loan portfolio acquisitions and originations (2)	29,590	216,499	247,034	306,223
Payments received	(41,702)	(25,504)	(111,357)	(57,390)
Accretion recognized	23,963	18,704	66,199	44,083
Reclassifications to REO	(3,683)	(5,851)	(17,927)	(16,801)
Dispositions	-	(78,162)	-	(78,162)
Other	372	(1,749)	245	2,503
Ending carrying value (1)	$1,053,285	$755,627	$1,053,285	$755,627

(1)	Beginning and ending carrying value for June 30, 2016 and December 31, 2016 has been presented net of $(1.2) million and $1.5 million of borrower advances reclassified to Prepaid expenses and other assets.

(2)	Acquisitions for the three and nine months ended September 30, 2017 include two originated SBC loans, and six originated SBC loans, respectively, that we originated.

Table 9: Portfolio composition

As of September 30, 2017 and December 31, 2016, our portfolio of mortgage-related assets consisted of the following ($ in thousands):

September 30, 2017		December 31, 2016
No. of Loans	5,836	No. of Loans	4,910
Total UPB	$1,257,165	Total UPB	$1,070,193
Interest-Bearing Balance	$1,165,852	Interest-Bearing Balance	$989,818
Deferred Balance(1)	$91,313	Deferred Balance(1)	$80,381
Market Value of Collateral(2)	$1,630,470	Market Value of Collateral(2)	$1,293,611
Price/Total UPB(3)	79.1%	Price/Total UPB(3)	77.0%
Price/Market Value of Collateral	62.0%	Price/Market Value of Collateral	64.4%
Weighted Average Coupon	4.28%	Weighted Average Coupon	4.41%
Weighted Average LTV(4)	90.3%	Weighted Average LTV(4)	97.1%
Weighted Average Remaining Term (months)	300	Weighted Average Remaining Term (months)	323
No. of first liens	5,813	No. of first liens	4,886
No. of second liens	23	No. of second liens	24
No. of Rental Properties	9	No. of Rental Properties	3
Market Value of Rental Properties	$2,353	Market Value of Rental Properties	$1,263
Capital Invested in Rental Properties	$1,982	Capital Invested in Rental Properties	$1,289
Price/Market Value of Rental Properties	84.2%	Price/Market Value of Rental Properties	102.1%
No. of Other REO	160	No. of Other REO	149
Market Value of Other REO(5)	$30,487	Market Value of Other REO(5)	$28,286

(1)	Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.

(2)	As of date of acquisition.

(3)	At September 30, 2017 and December 31, 2016 our loan portfolio consists of fixed rate (58.7% of UPB), ARM (10.6% of UPB) and Hybrid ARM (30.7% of UPB) mortgage loans and fixed rate (60.1% of UPB), ARM (11.1% of UPB) and Hybrid ARM (28.8% of UPB) respectively, of mortgage loans with original terms to maturity of not more than 40 years.

(4)	UPB as of September 30, 2017 and December 31, 2016 divided by market value of collateral and weighted by the UPB of the loan.

(5)	Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, broker price opinions (“BPOs”), or other market indicators of fair value including list price or contract price.

We closely monitor the status of our mortgage loans through our Servicer as it works with our borrowers to improve their payment records. The following table shows the percentages of our portfolio, based on UPB, represented by NPL and RPL at September 30, 2017, and December 31, 2016, based on loan status as of the consolidated Balance Sheet date.

Table 10: Loan portfolio by purchased RPL and NPLs, and originated loans

	September 30, 2017	December 31, 2016
RPL	94.9%	93.4%
NPL	4.3%	6.3%
Originated SBC loans	0.8%	0.3%
Total loans	100.0%	100.0%

Table 11: Portfolio characteristics

The following table presents certain characteristics about our mortgage loans by years of origination as of September 30, 2017 and December 31, 2016, respectively ($ in thousands):

Portfolio at September 30, 2017	Years of Origination
	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990

Number of loans	477	3,426	1,477	311	145
Unpaid principal balance	$109,816	$834,086	$263,491	$23,538	$26,234
Mortgage loan portfolio by year of origination	8.7%	66.3%	21.0%	1.9%	2.1%
Loan Attributes:
Weighted average loan age (months)	70.8	128.0	158.9	235.3	1,411.0
Weighted average loan-to-value	84.7%	93.8%	79.8%	66.0%	85.8%
Delinquency Performance:
Current	59.6%	52.1%	54.3%	42.0%	74.1%
30 days delinquent	9.9%	15.5%	14.4%	14.8%	8.1%
60 days delinquent	5.6%	9.3%	10.1%	10.9%	9.3%
90+ days delinquent	18.7%	16.5%	14.1%	24.9%	5.0%
Foreclosure	6.2%	6.6%	7.1%	7.4%	3.5%

Portfolio at December 31, 2016	Years of Origination
	After 2008	2006-2008	2001-2005	1990-2000	Prior to 1990

Number of loans	461	2,863	1,303	262	21
Unpaid principal balance	$94,733	$723,685	$231,093	$19,328	$1,354
Mortgage loan portfolio by year of origination	8.9%	67.6%	21.6%	1.8%	0.1%
Loan Attributes:
Weighted average loan age (months)	74.7	118.3	148.8	229.8	365.6
Weighted average loan-to-value	92.9%	105.2%	88.3%	65.8%	25.6%
Delinquency Performance:
Current	49.8%	47.9%	46.8%	40.0%	19.2%
30 days delinquent	14.8%	16.0%	17.1%	18.8%	62.2%
60 days delinquent	8.3%	9.7%	9.7%	6.0%	0.0%
90+ days delinquent	21.3%	16.3%	15.8%	25.5%	8.9%
Foreclosure	5.8%	10.1%	10.6%	9.7%	9.7%

Table 12: Loans by state

The following table identifies our mortgage loans by state, number of loans, loan value and collateral value and percentages thereof at September 30, 2017 and December 31, 2016 ($ in thousands):

September 30, 2017						December 31, 2016
State	Count	UPB	%UPB	Collateral Value¹	% of Collateral Value	State	Count	UPB	%UPB	Collateral Value¹	% of Collateral Value
CA	978	354,410	28.2%	488,516	30.0%	CA	809	292,319	27.6%	384,018	29.7%
FL	755	145,019	11.5%	176,673	10.8%	FL	685	135,608	12.7%	148,413	11.5%
NY	314	108,456	8.6%	155,581	9.5%	NY	276	94,939	8.9%	122,790	9.4%
NJ	279	73,941	5.9%	84,993	5.2%	NJ	235	66,023	6.2%	71,898	5.6%
MD	232	59,435	4.7%	66,264	4.1%	MD	188	50,332	4.7%	54,263	4.2%
MA	194	43,947	3.5%	56,033	3.4%	MA	176	38,762	3.6%	45,939	3.6%
TX	365	39,734	3.2%	62,894	3.9%	IL	171	34,433	3.2%	35,136	2.7%
IL	196	39,340	3.1%	41,639	2.6%	TX	296	34,054	3.2%	49,466	3.8%
VA	164	38,124	3.0%	47,064	2.9%	VA	141	30,269	2.8%	35,769	2.8%
GA	283	37,520	3.0%	45,846	2.8%	GA	222	29,649	2.8%	33,687	2.6%
NC	219	30,913	2.5%	38,719	2.4%	NC	183	25,995	2.4%	30,553	2.4%
WA	117	29,201	2.3%	38,303	2.3%	WA	92	22,196	2.1%	26,001	2.0%
AZ	147	24,885	2.0%	29,641	1.8%	AZ	117	22,180	2.1%	23,522	1.8%
NV	115	23,847	1.9%	28,578	1.8%	NV	101	20,593	1.9%	23,445	1.8%
PA	162	17,747	1.4%	22,015	1.4%	PA	141	15,577	1.5%	18,836	1.5%
SC	121	15,345	1.2%	19,501	1.2%	SC	102	13,029	1.2%	15,870	1.2%
CO	68	14,381	1.1%	22,226	1.4%	OH	102	12,885	1.2%	12,907	1.0%
MI	93	13,683	1.1%	20,216	1.2%	CO	59	12,729	1.2%	18,643	1.4%
TN	112	13,433	1.1%	18,658	1.1%	OR	60	12,124	1.1%	16,495	1.3%
OH	106	13,225	1.1%	14,148	0.9%	TN	89	10,150	0.9%	12,250	0.9%
OR	61	11,967	1.0%	16,929	1.0%	MI	74	9,879	0.9%	11,117	0.9%
CT	56	10,535	0.8%	12,948	0.8%	CT	46	8,789	0.8%	10,396	0.8%
IN	98	9,338	0.7%	11,219	0.7%	UT	44	7,903	0.7%	9,841	0.8%
UT	53	9,025	0.7%	12,574	0.8%	IN	77	7,234	0.7%	8,108	0.6%
MN	50	8,926	0.7%	11,410	0.7%	MN	37	6,646	0.6%	8,432	0.7%
MO	60	7,696	0.6%	8,958	0.5%	AL	40	6,428	0.6%	6,338	0.5%
AL	44	6,093	0.5%	6,516	0.4%	MO	43	5,400	0.5%	5,789	0.4%
LA	51	5,493	0.4%	7,744	0.5%	WI	31	4,688	0.4%	5,141	0.4%
WI	37	5,487	0.4%	6,284	0.4%	LA	36	4,203	0.4%	4,889	0.4%
DE	27	5,404	0.4%	5,948	0.4%	DE	20	3,988	0.4%	5,343	0.4%
DC	16	4,472	0.4%	6,848	0.4%	KY	30	3,688	0.3%	3,942	0.3%
KY	33	4,416	0.4%	4,867	0.3%	RI	15	3,274	0.3%	3,259	0.3%
HI	14	4,171	0.3%	6,268	0.4%	HI	11	2,690	0.3%	3,989	0.3%
NM	21	3,833	0.3%	4,534	0.3%	DC	9	2,661	0.2%	4,292	0.3%
RI	15	3,273	0.3%	3,468	0.2%	NH	13	2,636	0.2%	3,131	0.2%
NH	17	3,238	0.3%	4,189	0.3%	NM	12	2,511	0.2%	3,121	0.2%
OK	33	3,096	0.2%	4,240	0.3%	MS	22	2,026	0.2%	2,432	0.2%
MS	22	2,285	0.2%	2,572	0.2%	OK	18	1,844	0.2%	2,080	0.2%
ME	10	1,569	0.1%	1,709	0.1%	KS	14	1,358	0.1%	1,615	0.1%
ID	11	1,535	0.1%	2,527	0.2%	ID	9	1,296	0.1%	2,095	0.2%
KS	18	1,426	0.1%	2,105	0.1%	PR	10	1,258	0.1%	1,626	0.1%
WV	12	1,241	0.1%	1,348	0.1%	ME	8	1,210	0.1%	1,119	0.1%
PR	10	1,236	0.1%	1,641	0.1%	WV	12	1,167	0.1%	1,342	0.1%
AR	15	1,214	0.1%	1,511	0.1%	IA	11	938	0.1%	1,052	0.1%
IA	13	1,007	0.1%	1,197	0.1%	AR	11	905	0.1%	1,032	0.1%
SD	4	739	0.1%	962	0.1%	SD	3	618	0.1%	787	0.1%
MT	3	586	0.1%	745	0.1%	MT	2	364	0.0%	485	0.0%
WY	3	343	0.1%	440	0.1%	NE	3	255	0.0%	258	0.0%
AK	3	314	0.0%	538	0.0%	VT	1	254	0.0%	208	0.0%
VT	1	253	0.0%	225	0.0%	ND	2	157	0.0%	284	0.0%
NE	3	250	0.0%	263	0.0%	WY	1	79	0.0%	167	0.0%
ND	2	118	0.0%	235	0.0%	-	-	-	-	-	-%
Totals	5,836	1,257,165	100%	1,630,470	100%		4,910	1,070,193	100%	1,293,611	100%

(1)	As of date of acquisition.

Liquidity and capital resources

Source and uses of cash

Our primary sources of cash have consisted of proceeds from our securities offerings, our secured borrowings, repurchase agreements, principal and interest payments on our loan portfolio, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include secured borrowings, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities). We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs. From time to time, we may invest with third parties and acquire interests in loans through investments in joint ventures.

We use cash to purchase mortgage-related assets, repay principal and interest on any borrowings, make distributions to our stockholders and holders of our OP units and fund operations.

As of September 30, 2017, substantially all of our invested capital was in RPLs, NPLs, and REO property held-for-sale. We also held approximately $43.1 million of cash and cash equivalents, an increase of $7.4 million from our balance of $35.7 million at December 31, 2016. Our average daily cash balance during the quarter was $43.7 million, a decrease of $4.0 million from our average daily cash balance of $47.7 million for the quarter ended June 30, 2017.

Our operating cash outflows, including the effect of restricted cash, for the nine months ended September 30, 2017 and 2016 were $(2.8) million and $(17.9) million, respectively. The primary operating cash inflow is cash interest payments on our mortgage loan pools of $34.0 million and $11.5 million for the nine months ended September 30, 2017 and 2016, respectively. Operating cash flows are negative for both periods, however, as a result of non-cash interest income accretion of $32.0 million for the nine months ended September 30, 2017 and $39.4 million for the nine months ended September 30, 2016. Operating cash flows do not include the cash portion of accretion that we receive through principal payments on our mortgage loans or the proceeds on the sales of our property held-for-sale.

For the nine months ended September 30, 2017, our investing cash outflows of $(160.2) million were driven primarily by acquisitions of mortgage loans offset by principal payments on and payoffs of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale offset by mortgage loan acquisitions. For the nine months ended September 30, 2016, our investing cash outflows of $(176.5) million were driven primarily by net mortgage loan acquisitions (net of a subsequent sale of $78.2 million of mortgage loans to an affiliate) offset by principal payments on and repayments of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale. Principal payments, payoffs and proceeds on the sale of our property held-for-sale were $124.9 million and $71.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our equity offerings. For the nine months ended September 30, 2017, we had net financing cash inflows of $170.3 million as we issued notes, convertible into shares of the common stock for net proceeds of $105.3 million, and issued secured notes, secured by mortgage loans, for proceeds of $140.7 million. For the nine months ended September 30, 2016, we had net cash inflows from financing activities of $186.9 million driven primarily by the issuance of secured notes for proceeds of $185.9 million to fund mortgage loan acquisitions. For the nine months ended September 30, 2017 and 2016 we paid $15.6 million and $12.5 million, respectively, in combined dividends and distributions.

Financing activities – secured borrowings and repurchase arrangements

From inception (January 30, 2014) to September 30, 2017, we have completed nine secured borrowings pursuant to Rule 144A under the Securities Act, six of which were outstanding at September 30, 2017. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated Balance Sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our secured borrowings are structured with Class A notes, Class B notes, and a trust certificate representing the residual interests in the mortgages. For each of our six secured borrowings outstanding at September 30, 2017, we have retained the Class B notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the Class B-1 and the Class B-2 notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the Class B-1 and Class B-2 notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid to the Class B notes while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trust after the Class A notes and Class B notes have been paid in full.

The following table sets forth the original terms of all securitization notes at their respective cutoff dates on our consolidated Balance sheet at September 30, 2017:

Table 13: Secured Borrowings

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

A summary of our outstanding repurchase transactions at September 30, 2017 and December 31, 2016 follows ($ in thousands):

Table 14: Repurchase transactions by maturity date

			September 30, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
November 8, 2017	May 8, 2017	$15,127	$15,127	$21,610	143%	3.54%
November 21, 2017	November 22, 2016	200,000	3,915	8,771	224%	4.73%
July 12, 2019	July 15, 2016	250,000	223,959	292,417	131%	3.74%
March 8, 2018	September 8, 2017	4,417	4,417	6,310	143%	3.55%
March 29, 2018	September 29, 2017	10,984	10,984	15,692	143%	3.60%
Totals		$480,528	$258,402	$344,800	133%	3.73%

			December 31, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
March 9, 2017	September 9, 2016	$10,310	$10,309	$14,728	143%	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	143%	3.34%
May 8, 2017	November 9, 2016	14,986	14,986	21,409	143%	3.35%
November 21, 2017	November 22, 2016	200,000	21,302	36,044	169%	4.20%
July 12, 2019	July 15, 2016	200,000	170,046	226,192	133%	3.25%
Totals		$436,093	$227,440	$313,797	138%	3.35%

As of September 30, 2017, we had $258.4 million outstanding under our repurchase transactions. The maximum month-end balance outstanding during the three-month period ended September 30, 2017 was $260.8 million, compared to a maximum month-end balance for the three-month period ended December 31, 2016 of $227.4 million. The following table presents certain details of our repurchase transactions for the three-month periods ended September 30, 2017 and December 31, 2016 ($ in thousands):

Table 15: Repurchase balances

	Three months ended September 30, 2017	Three months ended December 31, 2016
Balance at the end of period	$258,402	$227,440
Maximum month-end balance outstanding during the period	$260,822	$227,440
Average balance	$256,110	$127,890

The increase in our average balance from $127.9 million for the three months ended December 31, 2016 to our average balance of $256.1 million for the three months ended September 30, 2017 was due to a net increase in repurchase financing during the three months ended September 30, 2017, as a result of additional investments in mortgage loans.

On August 18, 2017, we completed the public offer and sale of an additional $20.5 million in aggregate principal amount of our 7.25% Convertible senior notes due 2024, which combined with the $87.5 million aggregate principal amount 7.25% Convertible senior notes from our April offering, form a single series of securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly. The notes mature on April 30, 2024, unless earlier converted, redeemed or repurchased. The conversion rate equals 1.629 shares of common stock per $25.00 principal amount of notes (equivalent to a conversion price of approximately $15.35 per share of common stock), a 6.0% premium over our stock price on the issue date. We are using the net proceeds to acquire additional mortgage loans and mortgage-related assets consistent with our investment strategy and for general corporate purposes.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On November 6, 2017, our Board of Directors declared a dividend of $0.30 per share, to be paid on December 1, 2017 to stockholders of record as of November 17, 2017. Our Management agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if we distribute a quarterly dividend out of our taxable income on shares of our common stock in excess of 8% (on an annualized basis) of our stock’s book value. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 7.69% on an annualized basis of our book value of $15.60 per share at September 30, 2017. If future increases in our taxable income drive our dividend rate higher, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment. See Note 9 — Related party transactions.

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

Contractual obligations

A summary of our contractual obligations as of September 30, 2017 and December 31, 2016 is as follows ($ in thousands):

Table 16: Contractual obligations

September 30, 2017	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Convertible senior notes	$108,000	$-	$-	$-	$108,000
Borrowings under repurchase agreements	258,402	34,443	223,959	-	-
Interest on convertible senior notes	49,561	8,610	17,434	18,511	5,006
Interest on repurchase agreements	15,245	8,711	6,534	-	-
Total	$431,208	$51,764	$247,927	$18,511	$113,006

December 31, 2016	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Borrowings under repurchase agreements	$227,440	$57,394	$170,046	$-	$-
Interest on repurchase agreements	27,270	11,676	15,594	-	-
Total	$254,710	$69,070	$185,640	$-	$-

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 1, 2017 we issued 37,460 shares of our common stock to the Manager in payment of the stock-based portion of the management fee due for the third quarter of 2017 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the third quarter of 2017. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On August 1, 2017 we issued each of our independent directors 605 shares of common stock in partial payment of their quarterly director fees for the third quarter of 2017. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: November 8, 2017	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

