Form 10-K
period 2017-12-31
Great Ajax Corp.
filed 2018-03-08
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                  to

001-36844
(Commission file number)

GREAT AJAX CORP.
(Exact name of registrant as specified in its charter)

Maryland State or other jurisdiction of incorporation or organization	47-1271842 (I.R.S. Employer Identification No.)

9400 SW Beaverton-Hillsdale Hwy, Suite 131 Beaverton, OR 97005 (Address of principal executive offices)	97005 (Zip Code)
503-505-5670
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
7.25% Convertible Senior Notes due 2024	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐ No☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes No☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $248,037,166 based on the price per share of $13.98, the closing price on June 30, 2017.
As of March 5, 2018, 18,685,248 shares of the registrant’s common stock, par value $0.01 per share, were outstanding, which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders are incorporated by reference into this annual report on Form 10-K in response to Part III, Items #10, 11, 12, 13 and 14.

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

Item 1.    Business
Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of RPLs, including residential mortgage loans and SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that we intend to opportunistically purchase or originate are expected to have a principal balance of up to $5.0 million and be secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, we may invest in single-family and smaller commercial properties directly either through the occurrence of a foreclosure on a loan in our mortgage portfolio or through a direct acquisition. Historically, we have made targeted investments in NPLs. NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs from time to time, either directly or with joint venture partners, and will continue to manage the NPLs on our balance sheet.
Our RPLs and NPLs are serviced by our Servicer, an affiliated entity. We seek to acquire loans at discounts to the unpaid principal balance ("UPB") of the loan and significant discounts to our estimates of the value of the underlying real estate. Unlike other loan acquirers, who often rely on pooled estimates in analyzing and pricing portfolios, our Manager uses proprietary models and data produced by its affiliates to evaluate individual assets and determine cities, neighborhoods and properties that it believes will experience home price appreciation (“HPA”). These proprietary analytics have inputs for economic and demographic data that include changes in unemployment rates, median household incomes, housing starts, crime rates, education, electoral participation and other variables that we believe closely correlate to property values. The proprietary models predict probabilistic future cash flows for each loan we seek to acquire. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. The database for these proprietary models contains foreclosure timelines on an individual county basis and, in some instances, also on an individual judge basis. We believe that these proprietary models permit us to acquire loans at prices we and the Manager believe represent a discount to UPB and current property values in non-auction purchases.
We generally securitize our mortgage loans and retain subordinated securities from our securitizations. We also hold “real estate-owned” properties (“REO”) acquired upon the foreclosure or other settlement of our owned NPLs, as well as through outright purchases. Our REO consists principally of one to four unit homes, although we also may own smaller commercial properties. Our resolution methods are tailored to each loan, based on our Servicer’s detailed analytics, and include, among others, loan modification, forbearance agreements, foreclosure, short sale and deed-in-lieu of foreclosure. In the event of foreclosure, our Manager determines, in part based on the information obtained from the Servicer regarding historical experience, whether to seek to sell any REO asset, including offering mortgage financing to the purchaser, or to hold the multi-family and to a lesser extent, single family, REO as rental property. We conduct some of these activities through our taxable REIT subsidiaries (“TRS”). As part of our integrated approach, the Servicer focuses on understanding each borrower’s situation and working closely with the borrower to determine the most appropriate resolution for both parties. We believe that purchasing RPLs at discounts to UPB and significant discounts to underlying property values, as well as working, through our Servicer, to support continuing or new payments by borrowers, allows us to achieve our targeted returns. However, if actual results differ from our assumptions, particularly if the value of the underlying properties were to decrease significantly, we may not achieve our targeted returns.
We are externally managed by our Manager, an affiliated entity. We own a 19.8% equity interest in our Manager through a TRS. We also own a 4.9% equity interest in the parent company of our Servicer through a TRS. As of March 5, 2018, our Manager and the parent of our Servicer, including shares held through consolidated subsidiaries, owned 405,607 and 320,605 shares of our common stock, respectively. We believe that our Manager’s interest and the ownership interest held by the parent of our Servicer, combined with our paying a percentage of the base management fee to our Manager in shares of our common stock, align our Manager’s and our Servicer's interests with our interests and those of our stockholders. See “— The Management Agreement.”
Strategy
We are continuing the opportunistic strategy developed by our Manager’s management team in a REIT structure that we believe provides us access to capital and allows us to compete for more significant investment opportunities in the evolving mortgage markets. This strategy enables us to generate attractive current yields and risk-adjusted total returns for our stockholders. We intend to continue to distribute substantially all of our REIT taxable income to our stockholders in accordance with applicable REIT qualification requirements. Our strategy consists of:

•	constructing and owning a portfolio of RPLs secured by single-family residences at discounts to UPB and significant discounts to underlying property values;

•	expanding our acquisition of RPLs and SBC loans and direct acquisitions of smaller multi-family and mixed-use commercial properties;

•	concentrating our investments in geographic areas, cities and neighborhoods with certain demographic and economic trends and attributes;

•
working, through our Servicer, to (1) support the continued performance of RPLs; (2) convert a portion of our NPLs to performing status; (3) determine the optimal loss mitigation strategy on an asset-by-asset basis; and (4) manage the process and timelines for converting NPLs to sale or rental REO;

•
when economically efficient, securitizing our RPL portfolio to create long-term, fixed rate, non-recourse financing, while retaining one or more tranches of any subordinated securities we may create; and

•	opportunistically mitigating our interest rate and prepayment risk, including potentially, through the use of a variety of hedging instruments.

•
working through joint ventures with third party investors to acquire pools of mortgage loans and other mortgage related assets, which may create value additive opportunities for us, our Manager (an affiliated entity), and our Servicer (an affiliated entity). Depending upon the needs, liquidity and risk profiles of our third party investors, the criteria for asset acquisitions by our joint ventures may differ somewhat from the criteria we would use for asset acquisitions intended exclusively for our own portfolio.

We believe that purchasing RPLs at a discount to UPB and a significant discount to underlying property values, as well as working, through our Servicer, to support continuing or new payments by borrowers, allows us to achieve our targeted returns. However, if actual results differ from our assumptions, particularly if the value of the underlying properties were to decrease significantly, we may not achieve our targeted returns.
We price each loan portfolio on a loan-by-loan basis and focus on acquiring loans with the underlying property located in or in close proximity to urban centers where we believe that HPA will outpace the national market. We use proprietary models to predict probabilistic future cash flows for each loan and generate cash flow projections. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Some of the variables used are the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents. For loan pool acquisitions, we target a 6.5–10% return on RPLs, including SBC loans, and a 10-17% return on NPLs, without taking into account or giving effect to any borrowings, which we refer to as an unlevered return. We analyze each RPL for re-default probability, loan-to-value ratio, interest rate and structure of the loan and the likely resolution method in the event the loan stops performing. Each RPL is analyzed through both a performing and non-performing path.
While we expect to purchase loans nationwide, we target urban centers (including densely populated suburbs) because we believe that an increasing number of families and young professionals prefer to live in areas that are in close proximity to employment centers, public transportation and retail and other amenities that are typically more common in such areas, creating liquidity and predictability, which we believe, provides greater potential for HPA. By focusing on urban centers and targeted densely populated suburbs we are able to more efficiently manage our portfolio and scale our high-touch loan servicing platform. Our Manager has compiled data that suggests that HPA can vary significantly from neighborhood to neighborhood even within the same city. Our Manager’s proprietary analytics include inputs for economic and demographic data that includes unemployment rates, housing starts, crime rates, education, electoral participation and other variables that we believe closely correlate to property values. These analytics help us determine cities, neighborhoods and properties that we believe will experience HPA.
We seek to build clusters of loans backed by collateral in certain markets. These markets include, but are not limited to, Phoenix, Arizona; Los Angeles and San Diego, California; Miami, Ft. Lauderdale, West Palm Beach, Orlando and Tampa, Florida; Atlanta, Georgia; New York and New Jersey metropolitan area; Houston and Dallas, Texas; Portland, OR; and Maryland and Virginia near Washington, DC. In addition to its experienced servicing staff, our Servicer has contracted with local experts in areas where it services a significant number of loans that provide local area market intelligence, monitor properties and can manage rehabilitation projects for REO or repairs for rental properties. We believe having affiliated local experts and a centralized management team provides us a competitive advantage and leads to more informed decision-making and better execution.
The following provides further detail as to our RPL and SBC loan acquisition strategy.

•
We believe that buying RPLs is more efficient and lower risk than acquiring REO. We purchase RPLs at a discount from UPB and a significant discount to underlying property value, but the borrower is required to pay interest on the full UPB, leading to a higher current yield. The borrower is also responsible for property taxes, insurance and maintenance, which are all costs that the owner of the REO would otherwise have to pay. In addition, to the extent that the UPB exceeds the home’s or commercial property’s value, the lender will benefit from all price appreciation, net of carrying and liquidation costs, until such time as the price exceeds the UPB plus any arrearages and expenses. While the return to the mortgage loan owner is thus capped, there is also risk mitigation if the REO value decreases, until the value is less than the price the lender paid for the loan.

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

Our comprehensive loan and property history database and data tracking lead to a deep understanding of our markets. This understanding, coupled with our long-term relationships with loan sellers, we believe allows us to purchase loans at a discount to UPB and a significant discount to current property values. Our database contains foreclosure timelines on an individual county basis and in some instances, also on an individual judge basis. In addition to resolution timeline data, we track data by state, MSA (Metropolitan Statistical Area) and zip code basis regarding crime rates, education, electoral participation and other variables that we believe closely correlate with property values.
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
Our Portfolio
The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2017 and 2016 ($ in millions):

	As of December 31,
Our portfolio at year-end:	2017	2016(1)
RPL Residential Mortgage Loans	$1,190.0	$803.7
RPL SBC Loans	8.6	7.7
Originated SBC Loans	11.6	2.5
NPLs	43.3	55.2
REO	26.2	25.2
Total Real Estate Assets	$1,279.7	$894.3

(1)    These values have been presented net of borrower advances reclassified during 2017 to Prepaid expenses and other assets.
We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.
Investment Process

We value our portfolio on a loan-by-loan and property-by-property basis. Purchase prices generally are at a discount to UPB and a significant discount to current property value, based in part on at least two unaffiliated broker price opinions (“BPOs”) for every property. Employees and agents of our Manager periodically visit the exteriors of properties prior to completion of due diligence and the information from such visits is incorporated into final loan pricing negotiations with the seller.
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

Any purchase of RPLs, SBC loans or of properties is analyzed by the portfolio acquisition group. Our Manager may, without a vote of our stockholders, consider any investment consistent with our investment policy. We may also acquire single-family homes, smaller multi-family residential properties, smaller mixed use retail/residential/office properties and smaller commercial properties either upon foreclosure or other settlement of our owned NPLs or in the market and opportunistically either sell such property, including offering mortgage loans to the purchasers, or holding it as a rental for the short or long term.
Our Manager is authorized to finance our investment positions through repurchase agreements, secured debt and other financing arrangements provided such agreements are negotiated with counterparties approved by the investment committee. Our Manager believes it is critical to structure any financing facilities to significantly limit the risk to our business from falling collateral values and margin calls. We fund many of our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark-to-market the underlying collateral to the extent available. We may also hedge our interest rate exposure on our financing activities through the use of interest rate swaps, forwards, futures and options, subject to prior approval from the investment committee, though no such hedges are currently in use. We also acquire loans and other real estate assets through joint ventures.
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
Policies with Respect to Certain Transactions
Other than (i) transactions in which our Servicer is the holder of record because we or our subsidiaries may not hold the necessary license to hold those assets directly, but where we are the beneficial owner of at least 95% of the participation rights in those assets, or (ii) as approved by a majority of the independent members of our Board of Directors, we generally will not purchase portfolio assets from, or sell them to, our directors or officers or to our Manager, Aspen or any of their affiliates, or engage in any transaction in which they have a direct or indirect pecuniary interest, including in connection with the securitization of any of our mortgage loan assets (other than our agreements with our Manager, the Servicer and Aspen described in more detail herein) without the consent of the Investment Supervisory Committee of the Board of Directors.
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
As of the date of this annual report, we have not invested in the securities of other REITs, other entities engaged in real estate activities or securities of other issuers for the purpose of exercising control over such entities. We do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we would intend to divest such securities before any such registration would be required. We do not intend to underwrite securities of other issuers. We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. Our two repurchase agreements include terms ranging from a maximum borrowing base of 85% of market value on one agreement to 70% of purchase price, not to exceed 65% of property value, on the other. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of our securitizations, our repurchase financing facility and any other outstanding indebtedness.
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
Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. Our charter, bylaws and investment policies require no minimum or maximum leverage and our investment and risk management committees have the discretion, subject to the oversight of our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic and opportunistic, our overall leverage will vary over time and our Board of Directors believes it is appropriate to apply higher leverage to higher quality assets. As a result, we do not have a targeted asset level debt-to-equity ratio either in the aggregate or by asset class, although we currently expect that our asset level debt-to-equity ratio will be within a range of 1:1 to 3.25:1. As of December 31, 2017, we had an asset level debt-to-equity ratio of 2.9:1. Both ratios exclude the impact of any debt required to be consolidated from our joint venture.
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
The Management Agreement
We are a party to the Management Agreement with the Manager, which expires on July 8, 2029. Under the Management Agreement, the Manager implements our business strategy and manages our business and investment activities and day-to-day operations, subject to oversight by our Board of Directors. Among other services, the Manager, directly or through affiliates, provides us with a management team and necessary administrative and support personnel. Additionally, we pay directly for services related to internal audit, a function which reports to the Audit Committee of the Board of Directors. We do not currently have any employees paid directly by us and do not expect to have any other employees that are paid directly by us in the foreseeable future. Each of our executive officers is an employee or officer, or both, of the Manager or the Servicer.
Under the Management Agreement, we pay both a base management fee and an incentive fee to the Manager.
The base management fee equals 1.5% of our stockholders’ equity per annum, including equity equivalents such as our recent issuance of Convertible senior notes, and is calculated and payable quarterly in arrears. For purposes of calculating the management fee, our stockholders’ equity means: the sum of (i) the net proceeds from any issuances of common stock or other equity securities we or the Operating Partnership have issued (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) our and our Operating Partnership’s (without double counting) retained earnings calculated in accordance with accounting principles generally accepted in the United States, ("U.S. GAAP,") at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that we or our Operating Partnership pays to repurchase shares of common stock or outstanding limited partnership units of our Operating Partnership ("OP Units") since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in our consolidated financial statements prepared in accordance with U.S. GAAP, and (C) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our consolidated financial statements.
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
We will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by us without cause, (ii) our decision not to renew the Management Agreement upon the determination of at least two thirds of our independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of us becoming regulated as an “investment company” under the Investment Company Act (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by our Board of Directors), or (iv) a termination by the Manager if we default in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to twice the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.
The Servicer
Our Servicer, Gregory, was formed by the members of our Manager’s management team to service “high-touch” assets, which are loans that require substantial and active interaction with the borrower for modification or other resolution. These loans are to less creditworthy borrowers or for properties the value of which has decreased and are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Our Servicer, or its wholly owned subsidiary, is licensed to service loans in all states in which it does business and has unsupervised Title II Mortgagee authorization from the Federal Housing Administration (“FHA”). Our Servicer, or its wholly owned subsidiary, is also a licensed mortgage lender in 23 states, and currently has mortgage loan origination staff who are licensed in 13 of those states. We own a 4.9% equity interest in the parent company of our Servicer through a TRS.
Our Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreement, including recent Consumer Financial Protection Bureau (“CFPB”), mortgage servicing regulations promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These laws and regulations cover a wide range of topics. The laws and regulations are complex and vary greatly among the states and localities. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. From time to time, the Servicer may become party to certain regulatory inquiries or proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely the Servicer’s reputation.
Servicing fees are 0.65% annually of UPB for RPLs, including SBC loans, and 1.25% annually of UPB for NPLs, and are paid monthly. The status of a loan is determined at acquisition and is not updated for subsequent performance or non-performance. The total fees we incur for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. Servicing fees for our real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO we otherwise purchase.
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
Our Servicer services our mortgage loans, mortgage-backed securities (“MBS”), REO and other real estate assets. Our Servicer is licensed to service loans or is exempt from licensing in all states in which it does business. Our Servicer is also an approved servicer for the FHA and the Veterans Administration (“VA”). As of the date of this annual report, our Servicer and its subsidiary is licensed in every state in which licensing is required for such activities.
Our Servicer employs various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, the Servicer focuses on (1) supporting the continuing performance of our RPLs; (2) converting a portion of our RPLs and NPLs to performing status; and (3) managing the foreclosure process and timelines with respect to the remainder of those loans.

Our preferred resolution methodology is typically to cause the RPLs and NPLs to perform. Following a period of continued performance, we expect many borrowers will refinance these loans with other lenders at or near the estimated value of the underlying property, potentially generating attractive returns for us. We believe loan re-performance followed by refinancing generates near-term cash flows, provides the highest possible stable economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these new RPLs. However, based on historical experience, we expect that many of our residential NPL will enter into foreclosure, ultimately becoming REO that we can, partially based on our analysis of risk-adjusted returns, sell, or convert into rental properties. If a REO property does not meet our investment criteria, we expect the Servicer to engage in REO liquidation and short sale processes to dispose of the property and generate cash for reinvestment in other acquisitions. We believe that our multifaceted resolution approach generally creates optimal stable returns, as all loans and REO may not be amenable to a single resolution strategy. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS, prior to marketing the asset for sale. For more information regarding our resolution methodologies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Operating Results — Resolution Methodologies.”
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
When we determine to sell a particular REO asset through our Servicer, we have the capability in certain states to underwrite and offer mortgage financing to the purchaser. We rely on our Servicer’s in-depth knowledge of the properties when we facilitate financing in connection with a sale of a property through an unaffiliated lender. Unlike more traditional lenders, which base their underwriting primarily on the Fair Isaac Corporation (FICO®) credit risk score, our Servicer focuses on the borrower’s cash flow and residual income after satisfaction of monthly requirements, including the expenses for any dependents, employment stability and the ability to make a cash down payment. As a result, when selling REO property, we may choose to purchase the loan. We believe that our ability to offer financing tailored to the particular borrower provides another tool to maximize our return by converting REO to long-term significant net yield generating assets. Our Servicer receives no additional compensation from us for originating REO sale financing or other loans that we acquire.
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
Operating and Regulatory Structure

Tax Requirements
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Provided that we continue to qualify and maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to continue to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and non-U.S. taxes on our income. For example, for any business that we conduct through a TRS, the income generated by that subsidiary will be subject to U.S. federal, state and local income tax. GAJX Real Estate LLC is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell certain REO purchased by us. GA-TRS LLC (“GA-TRS”) is a wholly owned subsidiary of our Operating Partnership that owns our 19.8% equity interest in our Manager. We have elected to treat both GAJX Real Estate LLC and GA-TRS as taxable REIT subsidiaries under the Internal Revenue Code of 1986, as amended (the "Code").
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
Our 19.8% equity interest in our Manager and our 4.9% equity interest in the parent company of our Servicer are owned by GA-TRS, which is a special purpose subsidiary of our Operating Partnership. GA-TRS may rely on Section 3(c)(1) or 3(c)(7) for its Investment Company Act exclusion and, therefore, our interest in such subsidiary would constitute an ‘‘investment security’’ for purposes of determining whether we pass the 40% test. We also may form certain other wholly owned or majority-owned subsidiaries that will invest, subject to our investment guidelines, in other real estate-related assets. These subsidiaries may rely upon the exclusion from the definition of investment company under the Investment Company Act pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act. The securities issued by any wholly owned or majority-owned subsidiary that we may form and that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis.
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
Employees
Exclusive of certain incentive stock grants, we do not currently have any employees that are paid directly by us, and excluding incentive stock grants do not expect to have any employees paid directly by us in the foreseeable future. Each of our executive officers is an employee or officer or both, of our Manager or of the Servicer, and they are paid by our Manager or the Servicer, as applicable. Our Manager and the Servicer share employees with other affiliates of Aspen as necessary to implement our business strategy.
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
Other governmental actions may affect our business by hindering the pace of foreclosures. In recent periods, there has been a backlog of foreclosures in certain jurisdictions, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice (“DOJ”), HUD, State Attorneys General, the office of the Comptroller of the Currency, and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Legal claims brought or threatened by the DOJ, HUD, CFPB and State Attorneys General against residential mortgage servicers have produced large settlements. A portion of the funds from these settlements are directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. We expect that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near-term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties and assets that meet our investment criteria.
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
As a result of the continuing effects of the economic crisis in 2008, there has been an increased supply of RPLs available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second-lien residential mortgage loans has dramatically declined as lenders have increased their standards of creditworthiness in originating new loans and fewer homeowners may go into NPL status on their residential mortgage loans. In addition, the prices at which RPLs and SBC loans can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a smaller supply of RPLs and SBC loans in the marketplace. For these reasons, along with the continuing slow rate of general improvement in the economy, the supply of RPLs and SBC loans that we may acquire may decline over time, which could materially and adversely affect us.
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
In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. Recent conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, a general tightening of credit and substantial regulatory uncertainty. Although we have been able to complete 12 securitizations, if these conditions worsen in the future, they could increase our cost of funding, and could reduce or even eliminate our access to the securitization market. As a result, these conditions could preclude us from securitizing assets acquired for such purpose.
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

On January 26, 2018, we acquired a 4.9% equity interest in the parent company of our Servicer which we expect to increase to 8.0%, and we also own warrants to purchase additional equity interests. The Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreement, including recent CFPB mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act. These laws and regulations cover a wide range of topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information (privacy). The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in direct conflict with each other or with U.S. federal law. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. Material changes in these rules and regulations could increase our expenses under the Servicing Agreement. From time to time, the Servicer may be party to certain regulatory inquiries and proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely its reputation. The Servicer’s failure to comply with applicable laws and regulations could adversely affect our expenses and results of operations. If we were to determine to change servicers, there is no assurance that we could find servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms. The Servicer’s failure to comply with these laws and regulations could also indirectly result in damage to our reputation in the industry and adversely effect our ability to affect our business plan.
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
Certain mortgage loans our Servicer services are higher risk loans, which are more expensive to service than conventional mortgage loans.
Certain mortgage loans our Servicer services are higher risk loans, meaning that the loans are made to less credit worthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance costs, which could result in a further increase in servicing costs. Our Servicer may not be able to pass along any of the additional expenses it incurs in servicing higher risk loans to its servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect ours’ and our Servicer’s business, financial condition and results of operations.
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
We use leverage to finance our investment operations and to enhance our financial returns and potentially to pay dividends. Sources of leverage may include bank credit facilities, warehouse lines of credit, structured financing arrangements (including securitizations) and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. We may use repurchase agreements to acquire certain assets, including our internally developed MBS, until we can securitize the assets. Because repurchase agreements are short-term borrowing, typically with 30- to 90-day terms although some may have terms up to 364 days, they are more subject to volatility in interest rates and lenders willingness to extend such borrowings. We currently do not expect a majority of our borrowings to be repurchase agreements or other short-term borrowings. Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. We intend to use leverage for the primary purpose of financing acquisitions for our portfolio and not for the purpose of speculating on changes in interest rates. We do not have a targeted debt-to-equity ratio generally or for specific asset classes, although we currently expect that our debt-to-equity ratio will be within a range of 1:1 to 3.25:1. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of our financing activity. Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and, as necessary, to renew or replace borrowings as they mature.
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
U.S. federal, state and local governments have recently proposed or enacted numerous new laws, regulations and rules related to mortgage loans, including servicing and collection of mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to Real Estate Settlement Procedures ("RESPA"), equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with U.S. federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, secured transactions, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. Our service providers, including the Servicer and outside foreclosure counsel retained to process foreclosures, must also comply with many of these legal requirements.
In particular, the Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the TILA, and the RESPA, aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements.

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
Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our shares. The U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations.

The recently enacted U.S. federal tax legislation, commonly known as the Tax Cuts and Jobs Act (“TCJA”), makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, a temporary reduction in the highest marginal income tax rate applicable to individuals subject to a “sunset” provision, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest), certain additional limitations on the deduction of net operating losses and preferential effective rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or shares of our common stock or market conditions generally. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the TCJA, the effect and timing of which cannot be predicted and which may be adverse to us or our stockholders.
Among other amendments, the TCJA effected the following changes (generally effective for taxable years beginning after December 31, 2017, unless otherwise indicated):
For taxable years that begin after December 31, 2017, and before January 1, 2026: (i) the U.S. federal income tax brackets generally applicable to ordinary income of individuals, trusts and estates have been modified, and (ii) stockholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT (i.e., not including dividends that are eligible for the reduced rates applicable to “qualified dividend income” or treated as capital gain dividends), subject to certain limitations.
The U.S. federal income tax rate applicable to corporations has been reduced to 21% (from the previous maximum rate of 35%), and the alternative minimum tax has been repealed for corporations. In addition, the maximum withholding rate on distributions by us to non-U.S.stockholders that are attributable to gain from the disposition of a U.S. real property interest is reduced from 35% to 21%.
There are new limitations on the deductibility of interest expense and net operating losses, which may affect the deductibility of interest paid or accrued by, or net operating losses generated by, us or our TRSs or other subsidiaries. Certain of the limitations applicable to net operating losses apply to losses arising in taxable years ending after December 31, 2017.
A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will be required to segregate its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.
New rules have been enacted that in some circumstances may accelerate the recognition of certain income items.

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
As an externally managed REIT, we are entirely managed by our Manager, which negotiates all our agreements and deals with all our contractual counterparties on our behalf. For example, our Manager acts for us in connection with the Servicing Agreement, including monitoring the performance of our Servicer under the agreement and exercising any available rights or remedies on our behalf. Our Manager and our Servicer are affiliates. Each of our officers is an officer of our Manager or the Servicer.
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
Our Management team may engage in other activities and may have interests that conflict with ours.   Our Manager and members of its management team may engage in any other business or render similar or different services to others including, without limitation, the direct or indirect sponsorship or management of other investment-based accounts or commingled pools of capital, so long as its services to us are not impaired thereby; provided that it may not engage in any such business or provide such services to any other entity that invests in the asset classes in which we intend to invest so long as we have on hand an average of $25 million in capital available for investment over the previous two fiscal quarters or our independent directors determine that we have the ability to raise capital at or above our most recent book value. If this occurs, our Manager or members of its management team may devote a disproportionate amount of time and other resources to acquire or manage properties owned by others. In addition, Aspen has agreed, for itself and its subsidiaries, including our Servicer, to similar restrictions on their ability to compete with us. We will seek to manage any potential conflicts through provisions of our agreements with them and through oversight by independent members of our Board of Directors or general dispute resolution methods. However, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with our Manager, our Servicer and Aspen or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with unaffiliated third parties.
We own a 19.8% equity interest in our Manager and a 4.9% equity interest in the parent company of our Servicer through GA-TRS. As of March 5, 2018, our two largest stockholders, Flexpoint Great Ajax Holdings LLC (“Flexpoint REIT Investor”) an affiliate of an investment fund managed by Flexpoint Ford LLC, and investors consisting of an investment fund for which Wellington Management Company LLP is the investment advisor and one or more other investment advisory clients of Wellington Management Company LLP (collectively, the “Wellington Investors”) own 10.2% and 21.5%, respectively, of our outstanding common stock (assuming redemption of our OP Units, on a 1-for-1 basis into shares of our common stock after one year of ownership). In addition, Flexpoint REIT Investor and one of the Wellington Investors each own 26.73% of our Manager, and 9.8% of Great Ajax FS LLC (“GAFS”), the parent of the Servicer, with warrants to purchase an additional equity interest in GAFS. Mr. Mendelsohn controls 50% of the manager of Aspen, which is the direct parent of our Manager and GAFS, and has certain economic and/or management rights with respect to 7.8% of the interests in Aspen. Furthermore, each of our executive officers is an executive officer of our Manager or the Servicer or both and has interests in our relationship with them that may be different from the interests of our stockholders. In particular, these individuals, other than the chief financial officer, have a direct interest in the financial success of our Manager or the Servicer, which may encourage these individuals to support strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and our Manager, our Servicer, Aspen or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence — Agreements with Anchor Investors.”
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
We depend on our Manager. We may not be able to retain our engagement of our Manager under certain circumstances, which could materially and adversely affect us. Termination of our Manager by us without cause is difficult and costly and our agreements with our Servicer may simultaneously terminate or be terminated, as applicable.
Our success depends upon our relationships with and the performance of our Manager and its key personnel. Key personnel may leave its employment or may become distracted by financial or operational issues in connection with their business and activities unrelated to us and over which we have no control or may fail to perform for any reason. Our Manager may engage in any other business or render similar or different services to others, including, without limitation, the direct or indirect sponsorship or management of other investment-based accounts or commingled pools of capital, so long as its services to us are not impaired thereby; provided that our Manager may not engage in any such business or provide such services to any other entity that invests in the asset classes in which we intend to invest so long as we have on hand an average of $25 million in capital available for investment over the previous two fiscal quarters or our independent directors determine that we have the ability to raise capital at or above our most recent book value. Aspen Capital has agreed for itself and its subsidiaries to similar restrictions. In the event our Manager provides its services to a competitor, it may be difficult for us to secure a suitable replacement to our Manager on favorable terms, or at all or maintain our engagement of our Manager. In the event that the Management Agreement is terminated for any reason or our Manager is unable to retain its key personnel, it may also be difficult for us to secure a suitable replacement to our Manager on favorable terms, or at all. If we terminate the Management Agreement without cause thereafter or our Manager terminates the Management Agreement due to our default in the performance of any material term of the Management Agreement, we will be required to pay a significant termination fee. In addition, the Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. If the Management Agreement expires or is earlier terminated, we and our Servicer have certain rights to terminate the Servicing Agreement and the trademark license agreement will automatically terminate. The occurrence of any of the above-described events could materially and adversely affect us.
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
Failure of our Servicer to effectively perform its obligations under the Servicing Agreement could materially and adversely affect us.
We are contractually obligated to service the residential mortgage loans that we acquire and we must operate or provide for the operation of the real estate assets we will own. We do not have any employees, a servicing platform, licenses or technical resources necessary to service our acquired loans. Consequently, we have engaged our Servicer to service our mortgage loans and other real estate assets. If for any reason our Servicer is unable to service these loans or real estate assets at the level and/or the cost that we anticipate, or if we fail to pay our Servicer or otherwise default under the Servicing Agreement, and our Servicer ceases to act as our servicer, alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect our Manager’s performance under the Management Agreement and our business and results of operations. Our Servicer’s failure to perform the services under the Servicing Agreement would have a material adverse effect on us.
Pursuant to the terms of the Servicing Agreement, our Servicer is required to pay taxes, insurance and other charges when the borrower does not have sufficient funds in to pay the amounts themselves or when the loan has converted to REO. Our Servicer generally recovers these amounts from the liquidation proceeds from the underlying loans or REO. In the event our Servicer is unable to fund these borrower or REO charges, we might have to advance the funds to protect our interest in the loan or REO. This advancing in advance of receiving liquidation proceeds could place a strain on our operating capital, our Servicer’s operating capital, and our ability to invest in additional assets.
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
We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We are organized as a holding company and we conduct our business primarily through wholly owned subsidiaries of our Operating Partnership. Neither we nor our Operating Partnership nor Great Ajax Funding is an investment company under Section 3(a)(1)(C). The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed 40% of the value of all our assets (excluding U.S. government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Our 19.8% equity interest in our Manager and our 4.9% equity interest in the parent company of our Servicer is held by GA-TRS, which is a special purpose subsidiary of our Operating Partnership, and GA-TRS may rely on Section 3(c)(1) or Section 3(c)(7) for its Investment Company Act exclusion and, therefore, our interest in such subsidiary would constitute an “investment security” for purposes of determining whether we pass the 40% test (see “Item 1. Business — Operating and Regulatory Structure — Investment Company Act Exclusion” for additional information regarding the 40% test).
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
We are subject to reporting and other obligations under the Exchange Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We expect to be an “emerging growth company” as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (i) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the consolidated financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholders advisory votes on executive compensation. We have elected not to use an extended transition period for complying with new or revised accounting standards. We cannot predict whether investors will consequently find shares of our common stock less attractive, which may adversely affect the market price of our common stock.

We will continue to be an emerging growth company for the first five fiscal years after our February 2015 IPO, until one of the following occurs:

•	our total annual gross revenues are $1.07 billion or more;

•	we have issued more than $1 billion in non-convertible debt in the past three years(1), based on a rolling three-year window; or

•	we become a “large accelerated filer,” as defined in the Exchange Act.

(1)	As of the date of this filing, we have issued approximately $970 million in non-convertible debt within the last three years.
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
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are shared with our Manager and are located in 9400 SW Beaverton-Hillsdale Hwy, Suite 131, Beaverton, OR 97005. The lease for these premises expires on November 30, 2019; we are not responsible for any lease costs. Our telephone number is: 503-505-5670. Our web address is www.great-ajax.com. The information on our website does not constitute a part of this annual report.
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

	Price Range
Period	High	Low
2018
First Quarter (through March 5, 2018 )	$14.13	$12.27
2017
Fourth Quarter	$14.69	$13.59
Third Quarter	$15.40	$13.65
Second Quarter	$14.60	$12.76
First Quarter	$13.61	$12.72
2016
Fourth Quarter	$14.19	$12.61
Third Quarter	$14.48	$13.03
Second Quarter	$14.15	$11.14
First Quarter	$12.52	$9.06
Holders
As of March 5, 2018, there were 159 stockholders of record.
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
To the extent that cash available for distribution is less than our REIT taxable income, we could be required to sell assets, borrow funds or raise equity capital to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We generally are not required to make distributions with respect to activities conducted through GA-TRS or any other TRS that we may form.
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
The following chart shows dividends declared by our Board of Directors:

Date Dividend Declared	Dividend Amount	Record Date	Dividend Payment Date
February 21, 2018	$0.30	March 15, 2018	March 30, 2018
November 6, 2017	$0.30	November 17, 2017	December 1, 2017
July 24, 2017	$0.30	August 15, 2017	August 30, 2017
April 19, 2017	$0.28	May 16, 2017	May 30, 2017
February 16, 2017	$0.25	March 15, 2017	March 31, 2017
October 27, 2016	$0.25	November 16, 2016	November 30, 2016
July 28, 2016	$0.25	August 16, 2016	August 31, 2016
April 26, 2016	$0.25	May 13, 2016	May 20, 2016
February 23, 2016	$0.24	March 11, 2016	March 24, 2016
Unregistered Sales of Securities
In private placement transactions in 2017 pursuant to Section 4(a)(2) of the Securities Act, we issued an aggregate of 122,350 shares, of our common stock to the Manager in payment of part of the quarterly management fee expense due for 2017 and the fourth quarter of 2016, and we issued our four independent directors an aggregate of 8,940 shares of our common stock in payment of part of their quarterly director fees for 2017 and the fourth quarter of 2016. Management fees are generally paid in the first or second month following the end of the calendar quarter.

PART III
Item 6. Selected Financial Data
The selected consolidated financial data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K, from which it is derived. The selected consolidated statements of income data for the years ended December 31, 2017, 2016 and 2015, as well as the selected consolidated balance sheet data as of December 31, 2017 and 2016 are derived from the audited consolidated financial statements included elsewhere in this annual report. The historical results presented below are not necessarily indicative of future results of operations.

	For the year ended December 31,
Statements of Income ($ in thousands except per share data)	2017	2016	2015
INCOME
Interest income	$91,424	$70,688	$47,700
Interest expense	(39,101)	(25,573)	(11,499)
Net interest income	52,323	45,115	36,201
Income from investment in Manager	423	218	198
Other income	2,049	1,364	1,169
Total income	54,795	46,697	37,568
EXPENSE
Related party expense – loan servicing fees	8,245	6,083	3,959
Related party expense – management fee	5,340	3,949	3,353
Other fees and expenses	9,794	7,191	4,462
Total expense	23,379	17,223	11,774
Loss on debt extinguishment	1,131	565	—
Income before provision for income taxes	30,285	28,909	25,794
Provision for income taxes	131	35	2
Consolidated net income	30,154	28,874	25,792
Less: consolidated net income attributable to the non-controlling interest	1,227	1,038	1,038
Consolidated net income attributable to common stockholders	$28,927	$27,836	$24,754
Basic earnings per common share	$1.58	$1.65	$1.68
Diluted earnings per common share	$1.51	$1.65	$1.68

	As of December 31,
Balance sheet ($ in thousands)	2017(1)	2016
Total assets	$1,395,738	$957,402
Total liabilities	$1,078,300	$674,679
Non-controlling interests	$27,082	$10,431
Total equity	$317,438	$282,723

(1)
Mortgage loans, net include $177.1 million, Secured borrowings, net of deferred costs include $88.4 million, and Non-controlling interests includes $14.0 million from a 50% owned joint venture, which we consolidate under GAAP at December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target RPLs, including residential mortgage loans and SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that we opportunistically purchase or originate have a principal balance of up to $5 million and are secured by multi-family residential and commercial mixed use retail/residential properties. Purchased SBC loans are generally RPLs on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, we may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, through a direct acquisition. Historically, we have also targeted investments in NPLs. NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs from time to time, either directly or with joint venture partners, and will continue to manage the NPLs on our balance sheet. We own a 19.8% equity interest in the Manager and a 4.9% equity interest in the parent company of our Servicer. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced the Servicer, also an affiliated company.
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
Market Trends and Outlook
We believe that certain cyclical trends continue to drive a significant realignment within the mortgage sector. These trends and their effects include:

•	low interest rates and elevated operating costs resulting from new regulatory requirements that continue to drive sales of residential mortgage assets by banks and other mortgage lenders;

•	declining home ownership due to rising prices, low inventory and increased down payment requirements that have increased the demand for single-family and multi-family residential rental properties;

•	rising home prices are increasing homeowner equity and reducing the incidence of strategic default;

•	low interest rates combined with rising prices has resulted in millions of homeowners being in the money to refinance;

•	the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets; and

•	the lack of a robust market for non-conforming mortgage loans in the aftermath of the financial crisis.

•	increases in interest rates will result in lower refinancing volume and home prices increases will slow.
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
We believe that investments in residential RPLs with positive equity provide the optimal investment value. As a result, we are currently focusing on acquiring pools of RPLs, though we may acquire NPLs from time to time, either directly or with joint venture partners, and will continue to manage the NPLs on our balance sheet.
We also believe there are significant attractive investment opportunities in the SBC loan and property markets and originate as well as purchase these loans particularly in urban areas where there is a sustainable trend of young adults desiring to live near where they work. We focus on densely populated urban areas where we expect positive economic change based on certain demographic, economic and social statistical data. The primary lenders for smaller multi-family and mixed retail/residential properties are community banks and not regional and national banks and large institutional lenders. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools that these primary banks, lenders and portfolio acquirers typically desire. Many community banks also remain under financial and regulatory pressure since the financial crisis and are now beginning to sell smaller commercial mortgage loans as property values have begun to increase. We continually monitor opportunities to increase our holdings of these SBC loans and properties.
Factors That May Affect Our Operating Results
Acquisitions. Our operating results depend heavily on sourcing residential RPLs and SBC loans and, to a lesser extent, of NPLs. We believe that there is currently a large supply of RPLs available to us for acquisition and we believe the available supply provides for a steady acquisition pipeline of assets since large institutions are active sellers in the market. We expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of loans not acquired typically constitutes a small portion of a particular portfolio. In any case where we do not acquire the full portfolio, we make appropriate adjustments to the applicable purchase price.
Financing. Our ability to grow our business by acquiring residential RPLs and SBC loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse secured borrowings in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark-to-market the underlying collateral to the extent available. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The secured borrowings are structured as debt financings and not real estate investment conduit (“REMIC”) sales, and the loans included in the secured borrowings remain on our consolidated Balance Sheet. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties.
To qualify as a REIT under the Code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.
Resolution Methodologies. We, through the Servicer, or our affiliates, employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a NPL is resolved will affect the amount and timing of revenue we will receive. Our preferred resolution methodology is to modify NPLs. Once successfully modified and there is a period of continued performance, we expect that borrowers will typically refinance these loans at or near the estimated value of the underlying property. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these modified loans. Through historical experience, we expect that many of our NPLs will enter into foreclosure or similar proceedings, ultimately becoming REO that we can sell or convert into single-family rental properties that we believe will generate long-term returns for our stockholders. REO property can be converted into single-family rental properties or they may be sold through REO liquidation and short sale processes. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 48 months or longer from the loan acquisition date. The exact nature of resolution will depend on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS prior to marketing the asset for sale.
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
Conversion to Rental Property. From time to time we will retain an REO property as a rental property and may acquire rental properties through direct purchases at attractive prices. The key variables that will affect our residential rental revenues over the long-term will be the extent to which we acquire properties, which, in turn, will depend on the amount of our capital invested, average occupancy and rental rates in our owned rental properties. We expect the timeline to convert multi-family and single-family loans, into rental properties will vary significantly by loan, which could result in variations in our revenue and our operating performance from period to period. There are a variety of factors that may inhibit our ability, through the Servicer, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and the associated deferrals (including from litigation); unauthorized occupants of the property; U.S. federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; U.S. federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and high levels of unemployment and underemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems. We do not expect to retain a material number of single family residential properties for use as rentals. We do, however, intend to focus, on retaining multi-unit residences derived from foreclosures, or outright purchases as rentals.
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
Changes in Home Prices. As discussed above, generally, rising home prices are expected to positively affect our results, particularly as it should result in greater levels of re-performance of mortgage loans, faster refinancing of those mortgage loans, more re-capture of principal on greater than 100% LTV (loan-to-value) mortgage loans and increased recovery of the principal of the mortgage loans upon sale of any REO. Conversely, declining real estate prices are expected to negatively affect our results, particularly if the price should decline below our purchase price for the loans and especially if borrowers determine that it is better to strategically default as their equity in their homes decline. While home prices have risen to nearly pre-Great Recession levels in many parts of the United States, there are still significant regions where values have not materially increased. When we analyze loan and property acquisitions we do not take home price appreciation HPA into account except for rural properties for which we model negative HPA related to our expectation of worse than expected property condition.
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
Mortgage Loans
Mortgage loans, Net — Purchased mortgage loans are initially recorded at the purchase price, net of any acquisition costs at the time of acquisition and are considered asset acquisitions. As part of the determination of the bid price for mortgage loans, we use a proprietary discounted cash flow valuation model to project expected cash flows, and consider alternate loan resolution probabilities, including liquidation or conversion to REO. Observable inputs to the model include interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines, the value of underlying properties and other economic and demographic data.
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
Real Estate
REO Property — we acquire real estate properties directly from sellers and when we foreclose on a borrower and take title to the underlying property (REO). REO is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure. REO we expect to actively market for sale is classified as held-for-sale. REO held-for-sale is carried at the lower of its acquisition basis, or its net realizable value (estimated fair market value less expected selling costs). We estimate fair market value using a combination of BPOs, comparable sales, appraisals, and competitive market analyses provided by local realtors subject to our judgment. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred. Foreclosed property that is sold to a third party at the foreclosure sale (“Third Party Sales”) is not considered REO and proceeds on these third party sales is treated as payment in satisfaction of the underlying loan. See Mortgage Loans.
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
Debt
Secured Borrowings — We issue, through securitization trusts, callable debt secured by our mortgage loans in the ordinary course of business. The secured borrowings are structured as debt financings, and the loans remain on our balance sheet as we are the primary beneficiary of the securitization trusts, which are variable interest entities (“VIEs”). These secured borrowing VIEs are structured as pass-through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are amortized on an effective yield basis based on the underlying cash flow of the mortgage loans. We assume the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because we believe we will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.
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
Our Convertible senior notes are traded on the NYSE; the debt’s fair value is determined from the NYSE closing price on the Balance Sheet date.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.
Emerging Growth Company
We are subject to reporting and other obligations under the Exchange Act. The Jumpstart Our Business Startups Act (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We expect to be an “emerging growth company” as defined in the JOBS Act. Section 107 of the JOBS Act permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Nonetheless, the Company has elected not to use this extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended.
Results of Operations
For the year ended December 31, 2017, we had net income attributable to common stockholders of $28.9 million, or $1.58 per share, for basic and $1.51 for diluted common shares. For the year ended December 31, 2016, we had net income attributable to common stockholders of $27.8 million, or $1.65 per share, for both basic and diluted common shares. For the year ended December 31, 2015, we had net income attributable to common stockholders of $24.8 million, or $1.68 per share, for both basic and diluted common shares. Key items for the year ended December 31, 2017 include:

•
Purchased $459.2 million of RPLs with an aggregate UPB of $526.5 million and underlying collateral value of $770.5 million, including $177.3 million of RPLs in a joint venture with a new third party institutional partner.

•	Originated $8.8 million of SBC loans.

•
Raised $471.7 million, net, in four separate fixed rate secured borrowings including gross proceeds of $88.9 million of secured debt consolidated on our balance sheet that is held by a joint venture partner.

•	Issued $108.0 million of convertible senior notes.

•	Interest income from mortgage loans and investments portfolio of $91.4 million; net interest income of $52.3 million.

•	Net income attributable to common stockholders of $28.9 million.

•	Basic earnings per share of $1.58 per share.

•	Taxable income of $1.00 per share.

•	Book value per share of $15.45 at December 31, 2017.

•	Collected $173.0 million on our mortgage loan and REO portfolios through payments, payoffs and sales of REO.

•	Held $53.7 million of cash and cash equivalents at December 31, 2017.

Table 1: Results of Operations

	For the year ended December 31,
($ in thousands)	2017	2016	2015
INCOME
Interest Income	$91,424	$70,688	$47,700
Interest expense	(39,101)	(25,573)	(11,499)
Net interest income	52,323	45,115	36,201
Income from investment in Manager	423	218	198
Other income	2,049	1,364	1,169
Total income	$54,795	$46,697	$37,568
EXPENSE
Related party expense – loan servicing fees	$8,245	$6,083	$3,959
Related party expense – management fees	5,340	3,949	3,353
Loan transaction expenses	1,471	1,135	1,631
Professional fees	2,340	1,484	1,430
Real estate operating expenses	2,630	2,553	415
Other expense	3,353	2,019	986
Total expense	23,379	17,223	11,774
Loss on debt extinguishment	1,131	565	—
Income before provision for income taxes	$30,285	$28,909	$25,794
Provision for income taxes	131	35	2
Consolidated net income	$30,154	$28,874	$25,792
Less: consolidated net income attributable to the non-controlling interest	1,227	1,038	1,038
Consolidated net income attributable to common stockholders	$28,927	$27,836	$24,754
Net Interest Income
Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Net interest income increased to $52.3 million for the year ended December 31, 2017 from $45.1 million for the year ended 2016 and $36.2 million for the year ended 2015. The key driver of increased net interest income was an increase in the balance of our mortgage loan portfolio, net of related funding costs, partially offset by lower yields on our mortgage loan pools due to extended duration of loans in the portfolio and the issuance of our Convertible senior notes (the “notes”). Overall funding costs have decreased recently as we have continued to take advantage of favorable market conditions for issuing our senior notes in secured borrowing transactions. The average balance of our mortgage loan portfolio increased to $994.1 million for the year ended December 31, 2017 from $676.4 million for the year ended 2016. Additionally, we collected $173.0 million in cash payments and proceeds on our mortgage loans and REO held-for-sale for the year ended December 31, 2017 compared to collections of $98.9 million for the year ended 2016.
The interest income detail for the years ended December 31, 2017, 2016 and 2015 are included in the table below ($ in thousands):
Table 2: Interest income detail

	For the year ended December 31,
	2017	2016	2015
Accretable yield recognized on credit impaired loans	$89,881	$70,558	$47,699
Other Interest Income	947	120	—
Interest income earned on originated SBC loans	591	—	—
Bank Interest Income	5	10	1
Total Interest Income	$91,424	$70,688	$47,700

The average yield on our mortgage loan portfolio declined for the years ended December 31, 2017 and 2016 primarily due to an increase in the percentage of RPLs that have remained performing. RPLs generally have a longer duration than NPLs resulting in increased expected principal and interest collections over the life of the loan but lower current period income as cash collections occur over a longer period. Our average cost of funds decreased from comparable periods in 2016 and 2015. This decreased average cost of funds includes the effect of our Convertible senior notes; however, the decrease is primarily due to better execution on the issuance of our senior notes in secured borrowing transactions and lower interest expense on our repurchase agreements.
The average balance of our mortgage loan portfolio and debt outstanding for the years ended December 31, 2017 and 2016 are included in the table below ($ in thousands):
Table 3: Average Balances

	For the year ended December 31,
	2017	2016
Mortgage loan portfolio(1)	$994,121	$676,364
Total debt	$818,188	$493,072

(1)	The 2017 average balance for the mortgage loan portfolio is calculated using daily activity. Prior periods are calculated using monthly and quarterly averages.
Other Income
Other income increased for the year ended December 31, 2017 as compared to both the years ended 2016 and 2015 due to increases in income from the federal government's Home Affordable Modification Program ("HAMP"), increases in late fee collections and higher gains on sales of REO properties. A breakdown of Other income is provided in the table below ($ in thousands):
Table 4: Other Income

	For the year ended December 31,
	2017	2016	2015
Late fee income	$650	$370	$106
HAMP fees	565	366	406
Net gain on sale of Property held-for-sale	506	106	259
Income from equity investments	284	340	352
Other income	44	182	46
Total Other Income	$2,049	$1,364	$1,169

Expenses
Total expenses for the year ended December 31, 2017 increased from 2016 and 2015 consistent with the overall growth in the portfolio. Loan servicing fees and Management fee increased in December 31, 2017 relative to 2016 and 2015 due to continued growth in the Company’s asset and equity bases. Professional fees and Loan Transaction expense increased over 2016 and 2015 due to increases in the volume of underlying transactions. A breakdown of Expenses is provided in the table below ($ in thousands):
Table 5: Expenses

	For the year ended December 31,
	2017	2016	2015
Related party expense – loan servicing fees	$8,245	$6,083	$3,959
Related party expense – management fee	5,340	3,949	3,353
Other expense	3,353	2,019	986
Real estate operating expense	2,630	2,553	415
Professional fees	2,340	1,484	1,430
Loan transaction expense	1,471	1,135	1,631
Total expenses	$23,379	$17,223	$11,774

Other expense increased for the year ended December 31, 2017, primarily due to restricted stock granted to our employees and service providers, increases in borrowing related expenses and travel expenses. Our borrowing related expenses consist primarily of costs of maintaining current BPOs for properties and loans used as collateral under the terms of our repurchase lines of credit. Travel expense is primarily incurred during due diligence prior to and subsequent to portfolio acquisition. Professional fees increased primarily as tax and audit related fees increased due to the growing number of acquired portfolios and our increased size and complexity. A breakdown of other expense is provided in the table below ($ in thousands):
Table 6: Other Expense

	For the year ended December 31,
	2017	2016	2015
Employee and service provider share grants	$747	$285	$—
Insurance	530	531	379
Other expense	527	468	72
Borrowing related expenses	497	90	34
Travel, meals, entertainment	387	179	90
Directors' fees and grants	344	246	301
Communications	175	132	59
Taxes and regulatory expense	146	88	51
Total other expense	$3,353	$2,019	$986
Equity and Net Book Value per Share
Our net book value per share was $15.45 and $15.06 at December 31, 2017 and 2016, respectively, an increase of $0.39 due primarily to the $8.3 million net increase in equity from our year-end earnings after subtracting the effect of dividends paid, and partially from the $2.7 million conversion premium from the sale of our Convertible senior notes. While GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the notes into shares of common stock, and the subtraction of non-controlling equity interests, by total adjusted shares outstanding, which include OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock) and shares for Manager and director fees which were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Share

	As of December 31,
	2017	2016
Outstanding shares	18,588,228	18,122,387
Adjustments for:
Operating partnership units	624,106	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	51,082	22,012
Conversion of convertible senior notes into shares of common stock	7,047,216	—
Total adjusted shares outstanding	26,310,632	18,768,505

Equity at period end	$317,438	$282,723
Net increase in equity from expected conversion of convertible senior notes	105,313	—
Net adjustment for equity due to non-controlling interests	(16,314)	—
Adjusted equity	$406,437	$282,723
Book value per share	$15.45	$15.06

Mortgage Loan Portfolio
For the year ended December 31, 2017, we acquired 2,562 RPLs for an acquisition price of $459.2 million. Included in the total are 1,003 RPLs for an acquisition price of $177.3 million which were acquired in the 50/50 joint venture with a third party investor. Under GAAP we reflect 100% of the mortgage loans with an offset in our senior bonds and non-controlling interest. No NPLs were acquired during the year ended December 31, 2017. For the year ended December 31, 2016, we acquired 2,613 RPLs and 23 NPLs for acquisition prices of $432.8 million and $2.0 million, respectively.
The following table shows loan portfolio acquisitions for the years ended December 31, 2017, and 2016 ($ in thousands):
Table 8: Loan Portfolio Acquisitions (excludes loan originations)

	For the year ended December 31,
	2017(1)	2016
RPLs
Count	2,562	2,613
UPB	$526,472	$522,614
Purchase price	$459,228	$432,760
Purchase price % of UPB	87.2%	82.8%
NPLs
Count	—	23
UPB	$—	$3,590
Purchase price	$—	$2,022
Purchase price % of UPB	—%	56.3%

(1)
Includes the impact of 1,003 mortgage loans with a purchase price of $177.3 million and UPB of $194.3 million acquired in the fourth quarter of 2017 through a 50% owned joint venture which we consolidate.

During the year ended December 31, 2017, 449 mortgage loans, representing 6.4% of our ending UPB, were liquidated. Comparatively, during the year ended 2016, 243 mortgage loans, representing 4.2% of our ending UPB, were liquidated. Our loan portfolio activity for the years ended December 31, 2017 and 2016 are presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	For the year ended December 31,
	2017	2016
Beginning carrying value(1)	$869,091	$555,174
Mortgage loan portfolio acquisitions, net cost basis	459,194	434,332
Mortgage loan portfolio originations(2)	9,083	2,472
Dispositions	—	(78,162)
Accretion recognized	89,881	70,558
Payments received, net	(153,930)	(89,769)
Reclassifications to REO	(20,294)	(25,037)
Other	516	(477)
Ending carrying value	$1,253,541	$869,091

(1)    Beginning carrying value for January 1, 2016 and January 1, 2017 have been presented net of $(0.3) million and $1.5 million, respectively of borrower advances reclassified to Prepaid expenses and other assets.
(2) Amount includes $0.3 million of commercial loan draws which is considered part of portfolio originations.

Table 10: Portfolio Composition
As of December 31, 2017 and December 31, 2016, our portfolios consisted of the following ($ in thousands):

December 31, 2017(1)		December 31, 2016
No. of Loans	6,901	No. of Loans	4,910
Total UPB	$1,465,223	Total UPB	$1,070,193
Interest-Bearing Balance	$1,370,563	Interest-Bearing Balance	$989,818
Deferred Balance(2)	$94,660	Deferred Balance(2)	$80,381
Market Value of Collateral(3)	$1,954,661	Market Value of Collateral(3)	$1,293,611
Price/Total UPB(4)	81.0%	Price/Total UPB(4)	77.0%
Price/Market Value of Collateral	61.7%	Price/Market Value of Collateral	64.4%
Weighted Average Coupon	4.33%	Weighted Average Coupon	4.41%
Weighted Average LTV(5)	88.0%	Weighted Average LTV(5)	97.1%
Weighted Average Remaining Term (months)	324	Weighted Average Remaining Term (months)	323
No. of first liens	6,879	No. of first liens	4,886
No. of second liens	22	No. of second liens	24
No. of Rental Properties	14	No. of Rental Properties	3
Market Value of Rental Properties	$1,838	Market Value of Rental Properties	$1,263
Capital Invested in Rental Properties	$1,353	Capital Invested in Rental Properties	$1,289
Price/Market Value of Rental Properties	73.6%	Price/Market Value of Rental Properties	102.1%
RPLs loans	95.6%	RPLs loans	93.4%
NPLs loans	3.5%	NPLs loans	6.3%
Originated SBC loans	0.9%	Originated SBC loans	0.3%
No. of Other REO	136	No. of Other REO	149
Market Value of Other REO(6)	$28,080	Market Value of Other REO(6)	$28,286

(1)
Includes the impact of 1,003 mortgage loans with a purchase price of $177.3 million, UPB of $194.3 million and collateral value of $295.3 million acquired in the fourth quarter of 2017 through a 50% owned joint venture which we consolidate.

(2)	Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.

(3)	As of date of acquisition.

(4)
At December 31, 2017 and 2016, our loan portfolio consists of fixed rate (58.1% of UPB), ARM (10.2% of UPB) and Hybrid ARM (31.7% of UPB); and fixed rate (60.1% of UPB), ARM (11.1% of UPB) and Hybrid ARM (28.8% of UPB), respectively.

(5)	UPB as of December 31, 2017 and 2016, divided by market value of collateral and weighted by the UPB of the loan.

(6)	Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, BPOs, or other market indicators of fair value including list price or contract price.
Table 11: Portfolio Characteristics
The following tables present certain characteristics about our mortgage loans by year of origination as of December 31, 2017 and December 31, 2016, respectively ($ in thousands):
Portfolio at December 31, 2017

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	544	4,129	1,833	371	24
Unpaid principal balance	$124,301	$991,242	$320,487	$28,358	$835
Mortgage loan portfolio by year of origination	8.5%	67.7%	21.9%	1.9%	0.1%
Loan Attributes:
Weighted average loan age (months)	73.6	130.8	161.6	237.5	371.3
Weighted Average loan-to-value	82.2%	91.9%	77.6%	64.2%	25.5%
Delinquency Performance:
Current	58.3%	58.6%	60.6%	47.9%	51.6%
30 days delinquent	9.9%	12.5%	11.9%	13.8%	10.8%
60 days delinquent	8.0%	7.8%	8.4%	8.7%	18.1%
90+ days delinquent	13.6%	15.0%	13.2%	21.1%	16.1%
Foreclosure	10.2%	6.1%	5.9%	8.5%	3.4%
Portfolio at December 31, 2016

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	461	2,863	1,303	262	21
Unpaid principal balance	$94,733	$723,685	$231,093	$19,328	$1,354
Mortgage loan portfolio by year of origination	8.9%	67.6%	21.6%	1.8%	0.1%
Loan Attributes:
Weighted average loan age (months)	74.7	118.3	148.8	229.8	365.6
Weighted Average loan-to-value	92.9%	105.2%	88.3%	65.8%	25.6%
Delinquency Performance:
Current	49.8%	47.9%	46.8%	40.0%	19.2%
30 days delinquent	14.8%	16.0%	17.1%	18.8%	62.2%
60 days delinquent	8.3%	9.7%	9.7%	6.0%	—%
90+ days delinquent	21.3%	16.3%	15.8%	25.5%	8.9%
Foreclosure	5.8%	10.1%	10.6%	9.7%	9.7%

Table 12: Loans by State
The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at December 31, 2017 and December 31, 2016 ($ in thousands):

December 31, 2017						December 31, 2016
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	1,124	410,510	28.0%	581,838	29.8%	CA	809	292,319	27.3%	384,018	29.7%
FL	813	153,418	10.5%	191,298	9.8%	FL	685	135,608	12.7%	148,413	11.5%
TX	460	48,238	3.3%	79,820	4.1%	NY	276	94,939	8.9%	122,790	9.5%
GA	383	52,926	3.6%	63,587	3.3%	NJ	235	66,023	6.2%	71,898	5.6%
NY	341	114,223	7.8%	170,154	8.7%	MD	188	50,332	4.7%	54,263	4.2%
NJ	301	79,403	5.4%	95,765	4.9%	MA	176	38,762	3.6%	45,939	3.6%
NC	286	41,703	2.8%	52,807	2.7%	IL	171	34,433	3.2%	35,136	2.7%
MD	280	70,691	4.8%	80,029	4.1%	TX	296	34,054	3.2%	49,466	3.8%
MA	223	50,371	3.4%	66,679	3.4%	VA	141	30,269	2.8%	35,769	2.8%
IL	221	47,508	3.2%	52,362	2.7%	GA	222	29,649	2.8%	33,687	2.6%
VA	219	47,611	3.2%	59,924	3.1%	NC	183	25,995	2.4%	30,553	2.4%
PA	191	21,270	1.5%	28,317	1.4%	WA	92	22,196	2.1%	26,001	2.0%
AZ	180	30,560	2.1%	36,862	1.9%	AZ	117	22,180	2.1%	23,522	1.8%
SC	145	19,330	1.3%	26,258	1.3%	NV	101	20,593	1.9%	23,445	1.8%
WA	137	33,049	2.3%	46,187	2.4%	PA	141	15,577	1.5%	18,836	1.5%
TN	133	15,424	1.1%	22,005	1.1%	SC	102	13,029	1.2%	15,870	1.2%
NV	130	27,143	1.9%	31,918	1.6%	OH	102	12,885	1.2%	12,907	1.0%
OH	121	15,005	1.0%	16,897	0.9%	CO	59	12,729	1.2%	18,643	1.4%
MI	120	18,773	1.3%	27,949	1.4%	OR	60	12,124	1.1%	16,495	1.3%
IN	106	11,075	0.8%	13,422	0.7%	TN	89	10,150	0.9%	12,250	0.9%
MO	82	10,729	0.7%	13,142	0.7%	MI	74	9,879	0.9%	11,117	0.9%
CO	76	15,756	1.1%	25,263	1.3%	CT	46	8,789	0.8%	10,396	0.8%
OR	70	13,763	0.9%	20,013	1.0%	UT	44	7,903	0.7%	9,841	0.8%
CT	67	12,392	0.8%	15,228	0.8%	IN	77	7,234	0.7%	8,108	0.6%
MN	66	11,773	0.8%	14,910	0.8%	MN	37	6,646	0.6%	8,432	0.7%
UT	66	10,827	0.7%	15,425	0.8%	AL	40	6,428	0.6%	6,338	0.5%
LA	64	6,641	0.5%	10,052	0.5%	MO	43	5,400	0.5%	5,789	0.4%
AL	51	6,436	0.4%	7,393	0.4%	WI	31	4,688	0.4%	5,141	0.4%
KY	44	5,538	0.4%	6,709	0.3%	LA	36	4,203	0.4%	4,889	0.4%
WI	43	6,403	0.4%	7,478	0.4%	DE	20	3,988	0.4%	5,343	0.4%
OK	39	3,651	0.2%	5,096	0.3%	KY	30	3,688	0.3%	3,942	0.3%
DE	34	6,552	0.4%	7,390	0.4%	RI	15	3,274	0.3%	3,259	0.3%
NM	27	4,443	0.3%	5,158	0.3%	HI	11	2,690	0.3%	3,989	0.3%
MS	25	2,603	0.2%	3,092	0.2%	DC	9	2,661	0.2%	4,292	0.3%
HI	24	8,748	0.6%	12,679	0.6%	NH	13	2,636	0.2%	3,131	0.2%
NH	22	3,912	0.3%	5,582	0.3%	NM	12	2,511	0.2%	3,121	0.2%
KS	21	1,596	0.1%	2,412	0.1%	MS	22	2,026	0.2%	2,432	0.2%
RI	21	4,575	0.3%	5,238	0.3%	OK	18	1,844	0.2%	2,080	0.2%
WV	21	3,037	0.2%	3,780	0.2%	KS	14	1,358	0.1%	1,615	0.1%
DC	20	5,282	0.4%	8,369	0.4%	ID	9	1,296	0.1%	2,095	0.2%
IA	20	1,891	0.1%	2,339	0.1%	PR	10	1,258	0.1%	1,626	0.1%
AR	19	1,670	0.1%	2,066	0.1%	ME	8	1,210	0.1%	1,119	0.1%
ID	16	2,032	0.1%	3,298	0.2%	WV	12	1,167	0.1%	1,342	0.1%
ME	12	1,718	0.1%	1,958	0.1%	IA	11	938	0.1%	1,052	0.1%
PR	9	1,098	0.1%	1,399	0.1%	AR	11	905	0.1%	1,032	0.1%
NE	6	742	0.1%	896	—%	SD	3	618	0.1%	787	—%

December 31, 2017						December 31, 2016
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
WY	5	609,000	0.1%	760	—%	MT	2	364	0.1%	485	—%
MT	4	620,000	0.1%	905	—%	NE	3	255	0.1%	258	—%
SD	4	733,000	0.1%	928	—%	VT	1	254	0.1%	208	—%
AK	4	511,000	0.1%	760	—%	ND	2	157	—%	284	—%
ND	3	239,000	—%	400	—%	WY	1	79	—%	167	—%
VT	2	472	—%	465	—%	—	—	—	—%	—	—%
	6,901	1,465,223	100%	1,954,661	100%		4,910	1,070,193	100%	1,293,611	100%

(1)	As of date of acquisition.
Liquidity and Capital Resources
Source and Uses of Cash
Our primary sources of cash have consisted of proceeds from our securities offerings, our secured borrowings, repurchase agreements, principal and interest payments on our loan portfolio, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include secured borrowings, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities). We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs. From time to time, we may invest with third parties and acquire interests in loans and other real estate assets through investments in joint ventures.
As of December 31, 2017, substantially all of our invested capital was in RPLs, NPLs and REO property held-for-sale. We also held approximately $53.7 million of cash and cash equivalents, an increase of $18.0 million from our balance of $35.7 million at the year ended 2016. Our average daily cash balance during the year was $43.7 million, an increase from our average daily cash balance of $37.6 million during year ended December 31, 2016.
Our operating cash outflows, including the effect of restricted cash, for the years ended December 31, 2017, 2016 and 2015 were $8.7 million, $5.2 million and $10.7 million, respectively. The primary operating cash inflow is cash interest payments on our mortgage loan pools of $46.5 million, $11.5 million and $16.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Operating cash flows are negative for all periods, however, as a result of non-cash interest income accretion of $43.4 million for the year ended December 31, 2017, $39.2 million for the year ended 2016 and $30.9 million for the year ended 2015. Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that operating cash flows do not include the cash portion of accretion that we receive through principal payments including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be Financing activities under GAAP, and the cash flows from these activities are included in the Financing section of our Consolidated Statements of Cash Flows.
For the year ended December 31, 2017, our investing cash outflows of $372.6 million were driven primarily by acquisitions of mortgage loans offset by principal payments on and payoffs of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale. For the year ended December 31, 2016, our investing cash outflows of $299.3 million were driven primarily by net mortgage loan acquisitions (net of a subsequent sale of $78.2 million of mortgage loans to an affiliate) offset by principal payments on and repayments of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale. For the year ended December 31, 2015, our investing cash outflows of $321.0 million were driven primarily by acquisitions of mortgage loans offset by principal payments on and payoffs of our mortgage loan portfolio. Principal payments, payoffs and proceeds on the sale of our property held-for-sale were $173.0 million, $100.8 million and $45.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our equity offerings. For the year ended December 31, 2017, we had net financing cash inflows of $398.4 million as we issued notes, convertible into shares of common stock, for net proceeds of $105.3 million, and issued secured borrowings, secured by mortgage loans, for proceeds of $431.1 million. For the year ended 2016, we had net cash inflows from financing activities of $310.6 million driven primarily by the issuance of secured notes for proceeds of $288.4 million to fund mortgage loan acquisitions. For the year ended 2015, we had net cash inflows from financing activities of $309.5 million driven primarily by the issuance of secured notes for proceeds of $204.8 million to fund mortgage loan acquisitions. For the years ended December 31, 2017, 2016 and 2015 we paid $21.4 million, $17.1 million and $12.1 million, respectively, in combined dividends and distributions.

Financing Activities — Equity offerings
In the fourth quarter of 2017, we sold 286,841 shares of common stock for proceeds, net of issuance costs, of $4.1 million, pursuant to our At-the-Market Issuance Sales Agreements which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.
Financing Activities — Borrowings and Repurchase Arrangements
During the year, we completed the issuance and sale of $108.0 million aggregate principal amount of our 7.25% Convertible senior notes due 2024, in two underwritten public offerings, with the notes from both offerings forming a single series of securities. Our net proceeds from the sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $105.3 million. The carrying amount of the equity component of both transactions was $2.7 million representing the fair value to the notes' owners of the right to convert the notes into shares of our common stock. The notes bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.
From inception (January 30, 2014) to December 31, 2017, we have completed 12 secured borrowings pursuant to Rule 144A under the Securities Act, seven of which were outstanding at December 31, 2017. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
Our secured borrowings are generally structured with Class A notes, subordinate notes, and a trust certificate representing the residual interests in the mortgages. For each of our seven secured borrowings outstanding at December 31, 2017, we have retained the subordinate notes and the trust certificate. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes and Class M notes are subordinate, sequential pay, fixed rate notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trust after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all outstanding securitization notes at their respective cutoff dates as of December 31, 2017:
Table 13: Securitizations

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2016-A/ April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1,4)	$7.9 million	5.25%
	Class B-2 notes due 2064(1,4)	$7.9 million	5.25%
	Trust certificates(2)	$41.3 million	—%
	Deferred issuance costs	$(2.7) million	—%

Ajax Mortgage Loan Trust 2016-B/ August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1,4)	$6.6 million	5.25%
	Class B-2 notes due 2065(1,4)	$6.6 million	5.25%
	Trust certificates(2)	$34.1 million	—%
	Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2016-C/ October 2016	Class A notes due 2057	$102.6 million	4.00%
	Class B-1 notes due 2057(1,4)	$7.9 million	5.25%
	Class B-2 notes due 2057(1,4)	$7.9 million	5.25%
	Trust certificates(2)	$39.4 million	—%
	Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2017-A/ May 2017	Class A notes due 2057	$140.7 million	3.47%
	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	Class B-2 notes due 2057(1)	$10.8 million	5.25%
	Trust certificates(2)	$49.8 million	—%
	Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	Class A notes due 2056	$115.8 million	3.16%
	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	Class B-2 notes due 2056(1)	$7.5 million	3.75%
	Trust certificates(2)	$14.3 million	—%
	Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	Class A notes due 2060	$130.2 million	3.75%
	Class B-1 notes due 2060(1)	$13.0 million	5.25%
	Trust certificates(2)	$42.8 million	—%
	Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	Class A notes due 2057(5)	$177.8 million	3.75%
	Class B certificates due 2057(4,5)	$44.5 million	—%
	Deferred issuance costs	$(1.1) million	—%

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.

(2)
The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes, Class M notes, where present, and Class B notes have been paid in full.

(3)	The Class M notes are subordinate, sequential pay, fixed rate notes with Class M-2 notes subordinate to the Class M-1 notes. We retained the Class M notes.

(4)	These securities are encumbered under a repurchase agreement.

(5)
Ajax Mortgage Loan Trust ("AJAXM") 2017-D is a joint venture in which a third party owns 50% the Class A notes and 50% of the Class B certificates. We are required to consolidate 2017-D and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes are included in Secured borrowings and 50% of the Class B-1 certificates are recognized as Non-controlling interest.

Repurchase Transactions
We entered into two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $200.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also entered into three repurchase facilities substantially similar to the mortgage loan repurchase facilities. However, the pledged assets are the class B bonds and certificates from our securitization transactions. We have effective control over the assets subject to these transactions; therefore our repurchase transactions are accounted for as financing arrangements.
A summary of our outstanding repurchase transactions at December 31, 2017 and 2016 follows ($ in thousands):
Table 14: Repurchase Transactions by Maturity Date

			December 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	December 7, 2017	66,678	66,678	88,904	133%	3.59%
November 21, 2018	November 22, 2017	200,000	3,775	8,215	218%	4.79%
July 12, 2019	July 15, 2016	250,000	180,104	234,724	130%	4.03%
Totals		$542,506	$276,385	$368,742	133%	3.91%

			December 31, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
March 9, 2017	September 9, 2016	$10,310	$10,309	$14,728	143%	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	143%	3.34%
May 8, 2017	November 9, 2016	14,986	14,986	21,409	143%	3.35%
November 21, 2017	November 22, 2016	200,000	21,302	36,044	169%	4.20%
July 12, 2019	July 15, 2016	200,000	170,046	226,192	133%	3.25%
Totals		$436,093	$227,440	$313,797	138%	3.35%
As of December 31, 2017, we had $276.4 million outstanding under our repurchase transactions compared to $227.4 million as of December 31, 2016. The maximum month-end balance outstanding during the year ended December 31, 2017 was $323.1 million, compared to a maximum month-end balance for the year ended 2016, of $227.4 million. The following table presents certain details of our repurchase transactions for the years ended December 31, 2017 and 2016 ($ in thousands):
Table 15:    Repurchase Balances

	For the year ended December 31,
	2017	2016
Balance at the end of year	$276,385	$227,440
Maximum month-end balance outstanding during the year	$323,060	$227,440
Average balance	$251,384	$127,890
The increase in our average balance from $127.9 million for the year ended December 31, 2016 to our average balance of $251.4 million for the year ended December 31, 2017 was due to a net increase in repurchase financing during the year ended December 31, 2017, as a result of additional investments in mortgage loans.
As of December 31, 2017 and 2016, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings and our Senior convertible notes.
We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On February 21, 2018, our Board of Directors declared a dividend of $0.30 per share, to be paid on March 30, 2018 to stockholders of record as of March 15, 2018. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if we distribute a quarterly dividend out of our taxable income on shares of our common stock in excess of 8% (on an annualized basis) of our stock’s book value. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.
Our most recently declared quarterly dividend represents a payment of approximately 7.77% on an annualized basis of our book value of $15.45 per share at December 31, 2017. If future increases in our taxable income drive our dividend rate higher, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment. See Note 9 — Related party transactions.
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
Table 16: Contractual Obligations
A summary of our contractual obligations as of December 31, 2017 and 2016 is as follows ($ in thousands):

December 31, 2017	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$108,000	$—	$—	$—	$108,000
Borrowings under repurchase agreements	276,386	96,282	180,104	—	—
Interest on convertible senior notes	47,414	8,626	17,472	18,558	2,758
Interest on repurchase agreements	12,631	8,787	3,844	—	—
Total	$444,431	$113,695	$201,420	$18,558	$110,758

December 31, 2016	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Borrowings under repurchase agreements	$227,440	$57,394	$170,046	$—	$—
Interest on repurchase agreements	27,270	11,676	15,594	—	—
Total	$254,710	$69,070	$185,640	$—	$—
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
Subsequent Events
During January and February 2018, we acquired 85 RPLs with an aggregate UPB of $18.9 million in three transactions. The loans were acquired at 89.3% of UPB and the estimated market value of the underlying collateral is $31.2 million. The purchase price equaled 53.9% of the estimated market value of the underlying collateral. We also acquired a 32-unit multi-family apartment building with a purchase price of $3.5 million.
Additionally, we agreed to acquire, subject to due diligence, 422 RPLs with aggregate UPB of $91.6 million in three transactions from five different sellers. The purchase price equals 95.8% of UPB and 55.8% of the estimated market value of the underlying collateral of $157.3 million. We also agreed to purchase two SBC loans with UPB of $2.7 million. The investment will equal 67.8% of the underlying collateral value of $3.9 million. Some of these loans may be acquired through joint ventures with unrelated third parties.
On January 26, 2018, we agreed to acquire an 8% ownership interest in GAFS, the parent of our servicer, Gregory Funding LLC. The acquisition is expected to be completed in two transactions. On January 26, 2018, the initial closing, we acquired a 4.9% interest in GAFS and three warrants, each exercisable for a 2.45% interest in GAFS upon payment of additional consideration, in exchange for consideration of $1.1 million of cash and 45,938 shares of our common stock. At the date of an additional closing, expected to take place approximately 121 days from January 26, we will acquire an additional 3.1% interest in GAFS, and three warrants, each exercisable for a 1.55% interest in GAFS in exchange for consideration of $0.7 million of cash and shares of our common stock with a value of approximately $0.4 million, with the actual number of shares dependent upon our common stock’s price at the close of trading on the day immediately preceding the date of the additional closing.
On February 16, 2018, we issued 48,654 shares of our common stock to our Manager in payment of the portion of the base management fee which is payable in common stock for the fourth quarter of 2017 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2017.
On February 16, 2018, we issued to each of our four independent directors 607 shares of common stock in payment of half of their quarterly director fees for the fourth quarter of 2017.
On February 21, 2018, our Board of Directors declared a dividend of $0.30 per share, to be paid on March 30, 2018 to common stockholders of record as of March 15, 2018.
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

demographic factors; and retroactive changes to building or similar codes. Increases in interest rates will result in lower refinancing volume, and home price increases will slow. Decreases in property values could cause us to suffer losses.
Interest Rate Risk
We expect to continue to securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect the fair value of the mortgage loans and real estate underlying our portfolios as well as our financing interest rate expense. Additionally, rises in interest rates may result in a lower refinance volume of our portfolio.
We believe that a rising interest rate environment could have a positive effect on our operations to the extent we own rental real property or seek to sell real property. Rising interest rates could be accompanied by inflation and higher household incomes which generally correlate closely to higher rent levels and property values. It is possible that the value of our real estate assets and our net income could decline in a rising interest rate environment to the extent that our real estate assets are financed with floating rate debt and there is no accompanying increase in loan yield and rental yield or property values.
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
Management’s Annual Report on Internal Controls Over Financial Reporting
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, the Company’s management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

Item 9B.    Other Information
None.

PART IV
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2018 annual stockholders’ meeting.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2018 annual stockholders’ meeting.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2018 annual stockholders’ meeting.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2018 annual stockholders’ meeting.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2018 annual stockholders’ meeting.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
4.1	Indenture, dated as of April 19, 2017, by and between the Registrant and Wilmington Savings Fund Society, FSB, as trustee.
4.2
First Supplemental Indenture, dated as of April 25, 2017, by and between the Registrant and Wilmington Savings Fund Society, FSB, as trustee; incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on April 19, 2017.

4.3	Form of 7.25% Convertible Senior Note; incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K filed on April 25, 2017.
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

21.1*	List of subsidiaries.
23.1*	Consent of Moss Adams LLP.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.
(b) Exhibits.
See Item 15(a)(3) above.
(c) Financial Statement Schedule
Schedule IV — Mortgage Loans on Real Estate.
All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 8, 2018.

GREAT AJAX CORP.
By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Mendelsohn	Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2018
Lawrence Mendelsohn

/s/ Mary Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2018
Mary Doyle

/s/ Steven L. Begleiter	Director	March 8, 2018
Steven L. Begleiter

/s/ John Condas	Director	March 8, 2018
John Condas

/s/ Paul Friedman	Director	March 8, 2018
Paul Friedman

/s/ Jonathan Bradford Handley, Jr.	Director	March 8, 2018
Jonathan Bradford Handley, Jr.

/s/ J. Kirk Ogren, Jr.	Director	March 8, 2018
J. Kirk Ogren, Jr.

/s/ Russell Schaub	President and Director	March 8, 2018
Russell Schaub

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Great Ajax Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Great Ajax Corp. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Portland, Oregon
March 8, 2018

We have served as the Company’s auditor since 2014.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except shares and per share data)	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$53,721	$35,723
Cash held in trust	301	1,185
Mortgage loans, net(1,4)	1,253,541	869,091
Property held-for-sale, net(2)	24,947	23,882
Rental property, net	1,284	1,289
Investment in debt securities	6,285	6,323
Receivable from servicer	17,005	12,481
Investment in affiliates	7,020	4,253
Loans purchase deposit	26,740	50
Prepaid expenses and other assets	4,894	3,125
Total assets	$1,395,738	$957,402
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,3,4)	$694,040	$442,670
Borrowings under repurchase transactions	276,385	227,440
Convertible senior notes, net(3)	102,571	—
Management fee payable	750	750
Accrued expenses and other liabilities	4,554	3,819
Total liabilities	1,078,300	674,679
Commitments and contingencies – see Note 7
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $.01 par value; 125,000,000 shares authorized, 18,588,228 shares at December 31, 2017 and 18,122,387 shares at December 31, 2016 issued and outstanding	186	181
Additional paid-in capital	254,847	244,880
Retained earnings	35,556	27,231
Accumulated other comprehensive loss	(233)	—
Equity attributable to stockholders	290,356	272,292
Non-controlling interests(4)	27,082	10,431
Total equity	317,438	282,723
Total liabilities and equity	$1,395,738	$957,402

(1)
Mortgage loans, net include $996,203 and $598,643 of loans at December 31, 2017 and December 31, 2016, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8 — Debt.

(2)	Property held-for-sale, net, includes valuation allowances of $1,784 and $1,620 at December 31, 2017, and December 31, 2016, respectively.

(3)	Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.

(4)
At December 31, 2017, balances for Mortgage loans, net includes $177.1 million, Secured borrowings, net of deferred costs includes $88.4 million, and Non-controlling interests includes $14.0 million from a 50% owned joint venture, which we consolidate under GAAP.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

($ in thousands except shares and per share data )	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015

INCOME
Interest income	$91,424	$70,688	$47,700
Interest expense	(39,101)	(25,573)	(11,499)
Net interest income	52,323	45,115	36,201
Income from investment in Manager	423	218	198
Other income	2,049	1,364	1,169
Total income	54,795	46,697	37,568
EXPENSE
Related party expense – loan servicing fees	8,245	6,083	3,959
Related party expense – management fee	5,340	3,949	3,353
Loan transaction expense	1,471	1,135	1,631
Professional fees	2,340	1,484	1,430
Real estate operating expenses	2,630	2,553	415
Other expense	3,353	2,019	986
Total expense	23,379	17,223	11,774
Loss on debt extinguishment	1,131	565	—
Income before provision for income taxes	30,285	28,909	25,794
Provision for income taxes	131	35	2
Consolidated net income	30,154	28,874	25,792
Less: consolidated net income attributable to the non-controlling interest	1,227	1,038	1,038
Consolidated net income attributable to common stockholders	$28,927	$27,836	$24,754
Basic earnings per common share	$1.58	$1.65	$1.68
Diluted earnings per common share	$1.51	$1.65	$1.68
Weighted average shares – basic	18,074,143	16,742,882	14,711,610
Weighted average shares – diluted	23,318,521	17,451,907	15,372,488

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
($ in thousands)	2017	2016	2015
Consolidated net income attributable to common stockholders	$28,927	$27,836	$24,754
Other comprehensive income (loss):
Net unrealized (loss) on investment, net of non-controlling interest	(233)	—	—
Comprehensive income	$28,694	$27,836	$24,754

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$30,154	$28,874	$25,792
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	3,247	1,468	1,410
Non-cash interest income accretion	(43,379)	(39,178)	(30,936)
Discount accretion on investment in debt securities	(195)	—	—
Gain on sale of property held-for-sale	(506)	(106)	(460)
Loss from payoffs of loans in transit	26	—	—
Depreciation of property	80	20	3
Impairment of real estate owned	2,516	2,011	99
Amortization of debt discount and prepaid financing costs	6,466	6,833	1,846
Undistributed income from investment in affiliates	(707)	(558)	(550)
Net change in operating assets and liabilities
Prepaid expenses and other assets	(2,543)	336	(4,678)
Receivable from Servicer	(5,087)	(7,037)	(4,104)
Accrued expenses, management fee payable, and other liabilities	1,233	2,116	903
Net cash from operating activities	(8,695)	(5,221)	(10,675)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(459,194)	(434,332)	(347,104)
Principal paydowns on mortgage loans	107,274	58,388	26,400
Sale of other mortgage related assets	—	92	—
Proceeds from sale of mortgage loans	—	78,162	—
Loans purchase deposit	(26,690)	(50)	—
Purchase of securities	—	(6,323)	—
Purchase of property held-for-sale and related balances	—	—	(2,940)
Proceeds from sale of property held-for-sale	17,143	9,117	2,729
Other	—	(785)	(294)
Investment in equity method investee	(5,115)	(1,111)	—
Originated SBC loans	(9,083)	(2,472)	—
Distribution from affiliates	3,055	365	162
Loan to affiliate	—	(3,960)	—
Repayment of loan to affiliate	—	3,636	—
Net cash from investing activities	(372,610)	(299,273)	(321,047)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	590,669	348,602	245,549
Repayments on repurchase transactions	(542,221)	(225,695)	(156,265)
Proceeds from sale of secured borrowings	431,126	288,436	204,799
Repayments on secured borrowings	(178,115)	(109,263)	(18,898)
Proceeds from sale of convertible senior notes	105,325	—	—
Deferred financing costs	(7,225)	(6,080)	(5,059)
Sale of common stock, net of offering costs	3,864	31,662	51,408
Sale of common stock pursuant to dividend reinvestment plan	174	50	—
Distribution to non-controlling interest	(766)	(618)	(500)
Issuance of non-controlling interest in subsidiaries	16,190	—	—
Dividends paid on common stock	(20,602)	(16,526)	(11,577)
Net cash from financing activities	398,419	310,568	309,457
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	17,114	6,074	(22,265)
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	36,908	30,834	53,099
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$54,022	$36,908	$30,834
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$35,214	$18,687	$9,169
Cash paid for income taxes	—	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of the consolidated financial statements.

Transfer of loans to rental property or property held-for-sale	$20,294	$25,037	$7,922
Issuance of common stock for management fee and compensation expense	$3,247	$1,468	$1,410
Conversion of short-term loan to AS Ajax E to equity investment in AS Ajax E	$—	$324	$—
Property sold to borrowers under the installment method	$56	$—	$—
Convertible senior notes conversion premium recognized to equity	$2,687	$—	$—
Transfer of accrued interest to borrowings under repurchase agreement	$497	$—	$—
Unrealized loss on available for sale debt securities	$233	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the Years Ended December 31, 2015 through December 31, 2017
	Common Stock shares	Common stock amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
($ in thousands)
Balance at December 31, 2014	11,223,984	$112	$158,951	$2,744	$—	$161,807	$9,473	$171,280
Net income	—	—	—	24,754	—	24,754	1,038	25,792
Sale of shares	3,981,714	40	51,368	—	—	51,408	—	51,408
Issuance of shares under dividend reinvestment	—	—	—	—	—	—	—	—
Stock-based management fee expense	87,801	—	1,239	—	—	1,239	—	1,239
Stock-based compensation expense	8,447	—	171	—	—	171	—	171
Dividends and distributions	—	—	—	(11,577)	—	(11,577)	(500)	(12,077)
Balance at December 31, 2015	15,301,946	$152	$211,729	$15,921	$—	$227,802	$10,011	$237,813
Net income	—	—	—	27,836	—	27,836	1,038	28,874
Sale of shares	2,589,427	27	31,635	—	—	31,662	—	31,662
Issuance of shares under dividend reinvestment plan	3,835	—	50	—	—	50	—	50
Stock-based management fee expense	65,515	2	1,066	—	—	1,068	—	1,068
Stock-based compensation expense	161,664	—	400	—	—	400	—	400
Dividends and distributions	—	—	—	(16,526)	—	(16,526)	(618)	(17,144)
Balance at December 31, 2016	18,122,387	$181	$244,880	$27,231	$—	$272,292	$10,431	$282,723
Net income	—	—	—	28,927	—	28,927	1,227	30,154
Sale of shares	286,841	3	4,049	—	—	4,052	—	4,052
Shelf registration fees	—	—	(188)	—	—	(188)	—	(188)
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	16,190	16,190
Issuance of shares under dividend reinvestment plan	12,710	—	174	—	—	174	—	174
Stock-based management fee expense	122,350	2	2,333	—	—	2,335	—	2,335
Stock-based compensation expense	43,940	—	912	—	—	912	—	912
Dividends and distributions	—	—	—	(20,602)	—	(20,602)	(766)	(21,368)
Conversion premium - Convertible senior notes	—	—	2,687	—	—	2,687	—	2,687
Other comprehensive loss	—	—	—	—	(233)	(233)	—	(233)
Balance at December 31, 2017	18,588,228	$186	$254,847	$35,556	$(233)	$290,356	$27,082	$317,438

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
Note 1 — Organization and Basis of Presentation
Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”) including residential mortgage loans and small balance commercial mortgage loans (“SBC loans”) and originations of SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that the Company intends to opportunistically target, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has also targeted investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners, and will continue to manage the NPLs on its balance sheet. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager. The Company’s mortgage loans and real properties are serviced by the Servicer, also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).
The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be VIE's, and the Company has determined that it is the primary beneficiary of the VIE's. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate LLC is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code.
Basis of Presentation and Use of Estimates
The consolidated financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to financial statements.
The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company. The Company also consolidates the results and balances of two subsidiaries with ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; it is 53.1% owned by the Company. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust which holds mortgage loans, REO property and secured debt; it is 50% owned by the Company. The Company recognizes a non-controlling interest in its consolidated financial statements for the amount of the investment and income due to the third party investors in both AS Ajax E II and 2017-D. All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated Balance Sheet. As of December 31, 2017, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units are owned by an unaffiliated holder.

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
Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. RPLs have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, NPLs have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as Interest income in the period the loan pays in full.
The Company’s accounting for loans under ASC 310-30 gives rise to an accretable yield and a non-accretable amount. The excess of all undiscounted cash flows expected to be collected at acquisition over the initial investment in the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as Interest income on a prospective level yield basis over the life of the pool. The excess of a loan’s contractually required payments over the amount of cash flows expected at the acquisition is the non-accretable amount. The Company’s expectation of the amount of undiscounted cash flows expected to be collected is evaluated at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. A provision for loan losses is established when it is probable the Company will not collect all amounts previously estimated to be collectible. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the loan pools as well as other factors, such as the fair value of the underlying collateral. When a loan pool is determined to be impaired, the amount of loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan pool’s effective interest rate or the fair value of the underlying collateral. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.
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
Real Estate
The Company acquires REO properties directly through purchases, or when it forecloses on the borrower and takes title to the underlying property or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that the Company expects to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or net realizable value (fair market value less expected selling costs, and any additional costs necessary to prepare the property for sale). Fair market value is determined based on broker price opinions (“BPOs”), appraisals, or other market indicators of fair value including list price or contract price. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income through real estate operating expenses. No depreciation or amortization expense is recognized on properties held-for-sale, and all holding costs are expensed as incurred.
Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be reclassified as held-for-sale. Property is generally held for investment as rental property if the cash flows from use as a rental exceed the present value of expected cash flows from a sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 27.5 years. The Company performs an impairment analysis for all rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.
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
Convertible Senior Notes
On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its Convertible senior notes (the “notes”) due 2024, with a follow-on offering of an additional $20.5 million in aggregate principal amount completed on August 18, 2017, which, combined with the notes from the April offering, form a single series of securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.6313 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $15.33 per share of common stock.
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
Under the Management Agreement by and between the Company and the Manager as amended and restated on October 27, 2015, the Company pays a quarterly base management fee based on its stockholders’ equity, including equity equivalents such as the Company's recent issuance of Convertible senior notes, and a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. See Note 9 — Related party transactions.

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
Stock-based Payments
A portion of the management fee is payable in cash, and a portion of the management fee is in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). Shares issued to the Manager are determined based on the higher of the most recently reported book value or the average of the closing prices of our common stock on the New York Stock Exchange (“NYSE”) on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. Management fees paid in common stock are recognized as an expense in the quarter incurred and recorded in equity at quarter end.
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
Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Fair market value is determined based on broker price opinions, appraisals, or other market indicators of fair value. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.
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
Investment in Debt Securities
The Company’s investment in debt securities consists of a $6.3 million investment in subordinated debt securities issued by a related party trust. The notes have a stated final maturity of October 25, 2056. During the year ended December 31, 2017, the Company made a decision to transfer these notes to available-for-sale status in anticipation of reinvesting the proceeds from any sale into additional mortgage loans. Accordingly, the carrying amount of $6.3 million was transferred from held-to-maturity to available-for-sale status during the year. The notes are carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income.
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
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures, which is intended to simplify the transition to the equity method of accounting. The guidance eliminates the retrospective application of the equity method of accounting when obtaining significant influence over a previously held investment. The guidance requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-07 in 2017 with no effect on its consolidated assets or liabilities, or its consolidated net income or equity.
In October 2016, the FASB issued ASU No. 2016-17, Consolidation - Interests Held through Related Parties That Are Under Common Control. ASU 2016-17 is intended to revise guidance from ASU 2015-02 which, in practice, was leading to reporting of financial information that was not useful to financial statement users. Accordingly, ASU 2016-17 provides guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining if the reporting entity is the primary beneficiary of the VIE. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-17 in 2017 with no effect on its consolidated assets or liabilities, or its consolidated net income or equity.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14 deferring the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company recognizes revenue on its investments in mortgage loans pursuant to ASC Topic 310 which addresses the accounting treatment for various receivables. ASU 2014-09 provides a specific exemption for revenue recognized pursuant to ASC Topic 310. Accordingly, the implementation of ASU 2014-09 will not have a material effect on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the consolidated balance sheets or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect that the implementation of ASU 2016-01 will have a material effect on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The main objective of this guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. To achieve this, the amendments in this guidance replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Specifically, the amendments in this guidance require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, beginning with fiscal years after December 15, 2018. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not expect that the implementation of ASU 2017-09 will have a material effect on its consolidated financial statements and related disclosures.

Note 3 — Mortgage Loans
The following table presents information regarding the carrying value for the Mortgage loan categories of RPL, NPL and originated as of December 31, 2017 and 2016 ($ in thousands):

	As of December 31,
Loan portfolio basis by asset type	2017	2016(1)
Residential RPLs	$1,190,019	$803,667
Purchased SBC (RPL)	8,605	7,731
Originated SBC	11,620	2,473
Residential NPLs	43,297	55,220
Total	$1,253,541	$869,091

(1) These values have been presented net of borrower advances reclassified to Prepaid expenses and other assets.
Included on the Company’s consolidated Balance Sheets as of December 31, 2017 and 2016 are approximately $1,253.5 million and $869.1 million, respectively, of RPLs, NPLs, and originated SBCs at carrying value. RPLs and NPLs are categorized at acquisition. The carrying value of RPLs and NPLs reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. Additionally, originated SBC loans are carried at originated cost, less any loan discount. The carrying value for all loans is decreased by an allowance for loan losses, if any. For the years ended December 31, 2017, 2016 and 2015, the Company recognized no provision for loan loss. For the years ended December 31, 2017, 2016 and 2015, the Company accreted $89.9 million, $70.6 million and $47.7 million, respectively, into interest income with respect to its RPL and NPL portfolio.
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
The Company’s loan acquisitions for the year ended December 31, 2017 consisted of 2,562 purchased RPLs with $526.5 million UPB and eight, originated SBC loans with $8.8 million UPB. Comparatively during the year ended December 31, 2016, the Company acquired 2,613 RPLs with $522.6 million UPB and one originated SBC loan with $2.5 million UPB.

The Company acquired no NPLs for year ended December 31, 2017 and acquired 23 NPLs with $3.6 million UPB for the year ended 2016.
The following table presents information regarding the accretable yield and non-accretable amount for purchased loans acquired during the following periods ($ in thousands):

	For the year ended December 31,
	2017		2016
	Re-performing loans	Non-performing loans	Re-performing loans(1)	Non-performing loans
Contractually required principal and interest	$947,162	$—	$748,008	$6,387
Non-accretable amount	(373,251)	—	(284,901)	(4,143)
Expected cash flows to be collected	573,911	—	463,107	2,244
Accretable yield	(114,676)	—	(106,492)	(222)
Fair value at acquisition	$459,235	$—	$356,615	$2,022

(1)	Excludes $78.2 million of RPLs acquired and sold in the third quarter of 2016.
The Company determines the accretable yield on new acquisitions by comparing the expected cash flows from the Company’s proprietary cash flow model to the remaining contractual cash flows at acquisition. The difference between the expected cash flows and the portfolio acquisition price is accretable yield. The difference between the remaining contractual cash flows and the expected cash flows is the non-accretable amount. The following table presents the accretable yield and non-accretable amount for loan portfolio purchases in 2017 and 2016. Accretable yield and accretion amounts do not include any of the eight and one originated SBC loans at December 31, 2017 and 2016, respectively ($ in thousands):

	For the year ended December 31,
	2017		2016
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$239,858	$12,065	$136,455	$18,425
Accretable yield additions	114,676	—	106,492	222
Accretion	(85,715)	(4,166)	(62,976)	(7,583)
Reclassification from (to) non-accretable amount, net	75,322	(529)	59,887	1,001
Balance at end of period	$344,141	$7,370	$239,858	$12,065
During the year ended December 31, 2017, the Company reclassified a net $74.8 million from non-accretable amount to accretable yield, consisting of a $75.3 million transfer from non-accretable amount to accretable yield for RPLs, and a $0.5 million transfer from accretable yield to non-accretable amount for NPLs. Comparatively, during the year ended 2016, the Company reclassified a net $60.9 from non-accretable amount to accretable yield, consisting of a $59.9 million transfer from non-accretable amount to accretable yield for its RPLs and $1.0 million from accretable yield to non-accretable amount on NPLs. The Company recalculates the amount of accretable yield and non-accretable amount on a quarterly basis. Reclassifications between the two categories are primarily based upon changes in expected cash flows and actual prepayments, including payoffs in full or in part. Additionally, the accretable yield and non-accretable amounts are revised when loans are reclassified to REO because the future expected cash flows are removed from the pool. The 2017 and 2016 reclassifications from non-accretable amount to accretable yield were driven by actual loan payment performance exceeding expectations at acquisition. Accordingly, default expectations for these portfolios were decreased resulting in higher forecasted interest income over the weighted average life of the loans.

The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of December 31, 2017 and 2016 ($ in thousands):

	As of December 31,
	2017			2016
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	3,998	$744,300	$860,572	2,306	$419,500	$510,058
30	912	152,685	178,383	797	141,169	173,482
60	577	100,792	117,145	482	84,468	101,727
90	1,047	177,841	214,297	911	142,701	179,718
Foreclosure	367	77,923	94,826	414	81,253	105,208
Mortgage loans	6,901	$1,253,541	$1,465,223	4,910	$869,091	$1,070,193

Note 4 — Real Estate Assets, Net
The Company primarily acquires REO when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure. Additionally, from time to time, the Company may acquire real estate assets in purchase transactions.
Rental Property
As of December 31, 2017, the Company owned 14 REO properties with an aggregate carrying value of $1.3 million held for investment as rentals, at which time five properties were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, three were acquired through foreclosures, and 10 were transferred from Property held-for-sale. As of December 31, 2016, the Company had three REO property with a carrying value of $1.3 million held for use as a rental, at which time two were rented. Two of these properties were acquired an RPL but transitioned to foreclosure prior to boarding by the Servicer, and one was acquired through foreclosure.
Property Held-for-Sale
The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of December 31, 2017 and 2016, the Company’s net investments in REO held-for-sale were $24.9 million and $23.9 million, respectively, which include balances of $1.8 million and $2.1 million, respectively for properties undergoing renovation or which are otherwise in the process of being brought to market. For the years ended December 31, 2017 and 2016, all of the additions to REO Property held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of its mortgage loan portfolio.
The following table presents the activity in the Company’s carrying value of property held-for-sale for the years ended December 31, 2017 and 2016 ($ in thousands):

	For the year ended December 31,
	2017		2016
Property Held-for-sale	Count	Amount	Count	Amount
Balance at beginning of year	149	$23,882	73	$10,333
Transfers from mortgage loans	125	19,477	158	24,095
Adjustments to record at lower of cost or fair value	—	(2,516)	—	(2,011)
Disposals	(128)	(16,638)	(82)	(8,991)
Net transfers to Rental property	(7)	746	—	—
Other	(3)	(4)	—	456
Balance at end of year	136	$24,947	149	$23,882
Dispositions
During the years ended December 31, 2017, 2016 and 2015 the Company sold 128, 82 and 23 REO properties, realizing a net gain of approximately $0.5 million, $0.1 million and $0.3 million, respectively. These amounts are included in Other income on the Company's consolidated Statements of Income. The Company recorded a lower of cost or net realizable value adjustments in Real estate operating expense for the years ended December 31, 2017, 2016 and 2015 of $2.5 million, $2.0 million and $0.1 million, respectively.

Note 5 — Fair Value
The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2017 and 2016 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2017	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans	$1,253,541	$—	$—	$1,375,722
Investment in debt securities	$6,285	$—	$6,285	$—
Investment in Manager(1)	$—	$—	$—	$6,427
Investment in AS Ajax E	$1,201	$—	$1,224	$—
Financial liabilities
Secured borrowings, net	$694,040	$—	$—	$693,255
Borrowings under repurchase agreement	$276,385	$—	$276,385	$—
Convertible senior notes, net	$102,571	$109,641	$—	$—

		Level 1	Level 2	Level 3
December 31, 2016	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans	$869,091	$—	$—	$930,226
Investment in debt securities	$6,323	$—	$6,323	$—
Investment in Manager (1)	$—	$—	$—	$2,888
Investment in AS Ajax E	$1,291	$—	$1,323	$—
Financial liabilities
Secured borrowings, net	$442,670	$—	$—	$436,623
Borrowings under repurchase agreement	$227,440	$—	$227,440	$—
Convertible senior notes, net	$—	$—	$—	$—

(1)	The Company's investment in its Manager is carried at $0 as this equity interest was received for no consideration at the time of the Company's original private placement in July 2014.
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
The Company values its Investment in debt securities using estimates provided by banking institutions.
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
The carrying values of its Cash and cash equivalents, Cash held in trust, Receivable from servicer, Investment in affiliates, Loans purchase deposit, Management fee payable and Other liabilities are equal to or approximate fair value.
Non-financial assets
Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Fair market value is determined based on appraisals, broker price opinions, or other market indicators of fair value. Since net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income, aggregate fair value for the Company’s REO Property is conservatively stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of December 31, 2017 and 2016 ($ in thousands):

			Level 1	Level 2	Level 3
December 31, 2017	Carrying Value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$24,947	$2,516	$—	$—	$24,947

			Level 1	Level 2	Level 3
December 31, 2016	Carrying Value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial Assets
Property held-for-sale	$23,882	$2,011	$—	$—	$23,882
During the year ended December 31, 2017, the Company transferred the balance of its Property held-for-sale from Level 2 to Level 3 to reflect the additional uncertainty inherent in the estimation process for real estate values. There were no transfers between levels during the year ended December 31, 2016.

Note 6 — Affiliates
Unconsolidated Affiliates
During the year ended December 31, 2017, a small-balance commercial loan secured by a commercial property in Portland, Oregon, in which the Company held a 40.5% interest through a Delaware trust, GA-E 2014-12, was paid off in full. The Company received a distribution of $2.6 million related to this investment. At December 31, 2017, GA-E 2014-12 held cash of $7,000 and had accrued expenses of $5,000. Upon final settlement of all obligations, any remaining cash is expected to be distributed between the investors in proportion to their ownership interests. The Company accounts for its investment in GA-E 2014-12 using the equity method.
Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. The Company accounts for its investment in the Manager using the equity method.
On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. At both December 31, 2017 and 2016, the Company’s interest in AS Ajax E was approximately 16.5%. The Company accounts for its investment using the equity method.
During the year ended 2016, the Company sold $78.2 million of RPLs for total proceeds of $78.1 million to Ajax E Master Trust. Additionally, the Company made a loan to AS Ajax E LLC in the amount of $4.0 million at LIBOR plus 5.22% to fund its interest in the purchase, which was subsequently repaid during the year, less $0.3 million which was converted to equity.
The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income, assets and liabilities of unconsolidated affiliates at 100%

	For the year ended December 31,
Net income at 100%	2017	2016	2015
GA-E 2014-12	$426	$762	$871
Thetis Asset Management	$2,136	$1,100	$998
AS Ajax E LLC	$319	$138	$—

	For the year ended December 31,
	2017		2016
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$7	$5	$6,259	$—
Thetis Asset Management	$7,415	$1,674	$4,846	$1,167
AS Ajax E LLC	$7,293	$5	$7,964	$12
Net income, assets and liabilities of unconsolidated affiliates at Company share

	For the year ended December 31,
Net income at Company share	2017	2016	2015
GA-E 2014-12	$173	$308	$353
Thetis Asset Management	$423	$218	$198
AS Ajax E LLC	$53	$32	$—

	For the year ended December 31,
	2017		2016
Assets and Liabilities at Company share	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$3	$2	$2,535	$—
Thetis Asset Management	$1,468	$331	$960	$231
AS Ajax E LLC	$1,203	$1	$1,314	$2
Consolidated affiliates
The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIE’s, and the Company has determined that it is the primary beneficiary of the VIE’s.
The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets, and 2017-D, a securitization trust formed to hold mortgage loans, REO property and secured debt. As of December 31, 2017, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties, and 2017-D was 50% owned by a third-party institutional investor. The Company consolidates the results and balances of both AS Ajax E II and 2017-D in its consolidated financial statements, and recognizes a non-controlling interest on its consolidated Balance Sheet for the amount of the investment due to the third party investors at December 31, 2017. Additionally, a non-controlling interest in the earnings of both AS Ajax E II and 2017-D is recognized in the Company’s Consolidated Statement of Income for the year ended December 31, 2017, which consists of the proportionate amount of income attributable to the third party investors.

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
At December 31, 2017, the Company had commitments to purchase, subject to due diligence, 104 RPLs secured by single-family residences with aggregate UPB of $21.3 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its joint venture partners. See Note 15 - Subsequent Events, for remaining open acquisitions as of the filing date.
Litigation, Claims and Assessments
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2017, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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
Additionally, the Company has sold subordinate securities from its mortgage securitizations in repurchase transactions. The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			December 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	December 7, 2017	66,678	66,678	88,904	133%	3.59%
November 21, 2018	November 22, 2017	200,000	3,775	8,215	218%	4.79%
July 12, 2019	July 15, 2016	250,000	180,104	234,724	130%	4.03%
Totals		$542,506	$276,385	$368,742	133%	3.91%

			December 31, 2016
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
March 9, 2017	September 9, 2016	$10,310	$10,309	$14,728	143%	3.32%
March 30, 2017	September 30, 2016	10,797	10,797	15,424	143%	3.34%
May 8, 2017	November 9, 2016	14,986	14,986	21,409	143%	3.35%
November 21, 2017	November 22, 2016	200,000	21,302	36,044	169%	4.20%
July 12, 2019	July 15, 2016	200,000	170,046	226,192	133%	3.25%
Totals		$436,093	$227,440	$313,797	138%	3.35%
The guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated Balance Sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at December 31, 2017 and 2016 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	December 31, 2017	December 31, 2016
Gross amount of recognized liabilities	$276,385	$227,440
Gross amount pledged as collateral	368,742	313,797
Net amount	$92,357	$86,357
Secured Borrowings
From inception (January 30, 2014) to December 31, 2017, the Company has completed 12 secured borrowings pursuant to Rule 144A under the Securities Act, seven of which were outstanding at December 31, 2017. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
The Company’s secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest in the trust certificate to a third party, the Company has retained the subordinate notes and the trust certificates from the seven secured borrowings outstanding at December 31, 2017. The Class A notes are senior, sequential pay, fixed rate notes. The Class B notes and Class M notes are subordinate, sequential pay, fixed rate notes. If the Class A notes have not been redeemed by the payment date 36 months after issue, or otherwise paid in full by that date, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all securitization notes outstanding at December 31, 2017 at their respective cutoff dates:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2016-A/ April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1,4)	$7.9 million	5.25%
	Class B-2 notes due 2064(1,4)	$7.9 million	5.25%
	Trust certificates(2)	$41.3 million	—%
	Deferred issuance costs	$(2.7) million	—%

Ajax Mortgage Loan Trust 2016-B/ August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1,4)	$6.6 million	5.25%
	Class B-2 notes due 2065(1,4)	$6.6 million	5.25%
	Trust certificates(2)	$34.1 million	—%
	Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2016-C/ October 2016	Class A notes due 2057	$102.6 million	4.00%
	Class B-1 notes due 2057(1,4)	$7.9 million	5.25%
	Class B-2 notes due 2057(1,4)	$7.9 million	5.25%
	Trust certificates(2)	$39.4 million	—%
	Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2017-A/ May 2017	Class A notes due 2057	$140.7 million	3.47%
	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	Class B-2 notes due 2057(1)	$10.8 million	5.25%
	Trust certificates(2)	$49.8 million	—%
	Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	Class A notes due 2056	$115.8 million	3.16%
	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	Class B-2 notes due 2056(1)	$7.5 million	3.75%
	Trust certificates(2)	$14.3 million	—%
	Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	Class A notes due 2060	$130.2 million	3.75%
	Class B-1 notes due 2060(1)	$13.0 million	5.25%
	Trust certificates(2)	$42.8 million	—%
	Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	Class A notes due 2057(5)	$177.8 million	3.75%
	Class B certificates due 2057(4,5)	$44.5 million	—%
	Deferred issuance costs	$(1.1) million	—%

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.

(2)
The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes, Class M notes, where present, and Class B notes have been paid in full.

(3)	The Class M notes are subordinate, sequential pay, fixed rate notes with Class M-2 notes subordinate to the Class M-1 notes. We have retained the Class M notes.

(4)	These securities are encumbered under a repurchase agreement.

(5)
AJAXM 2017-D is a joint venture in which a third party owns 50% of the Class A notes and 50% of the Class B certificates. We are required to consolidate 2017-D under GAAP and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes. which are held by the third party, are included in Secured borrowings, net and 50% of the Class B-1 certificates are recognized as Non-controlling interest.

Servicing for the mortgage loans in the Company’s securitizations is provided by the Servicer at a servicing fee rate of an annual servicing fee rate of 0.65% of outstanding UPB for RPLs at acquisition and 1.25% of outstanding UPB for loans that are non-performing at acquisition, and is paid monthly. The determination of RPL or NPL status is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at December 31, 2017 and 2016, and the securitization cutoff date:

	Balances at December 31, 2017				Balances at December 31, 2016			Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance	Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2015-A	$—	$—		—%	$51,388	$29,476	174%	$75,835		$35,643
2015-B	—	—		—%	104,111	75,258	138%	158,498		87,174
2015-C	—	—		—%	100,614	66,979	150%	130,130		81,982
2016-A	110,585	82,556		134%	118,189	96,158	123%	158,485		101,431
2016-B	93,772	71,361		131%	97,660	80,672	121%	131,746	(1)	84,430
2016-C	116,357	88,400		132%	126,681	101,209	125%	157,808		102,575
2017-A	170,805	126,507		135%	—	—	—%	216,413		140,669
2017-B	143,799	115,846		124%	—	—	—%	165,850		115,846
2017-C	157,015	129,191		122%	—	—	—%	185,942		130,159
2017-D	203,870	88,903	(3)	229%	—	—	—%	203,870	(2)	88,903
	$996,203	$702,764		142%	$598,643	$449,752	133%	$1,584,577		$968,812

(1)	Includes $1.9 million of cash collateral.

(2)	Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.

(3)	The gross amount of senior bonds issued was $177.8 million, however, only $88.9 million is reflected in Secured borrowings as the remainder is owned by the Company.

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.
Convertible Senior Notes
On April 25, 2017, the Company completed the issuance and sale of $87.5 million aggregate principal amount of its 7.25% Convertible senior notes due 2024, in an underwritten public offering. The net proceeds to the Company from the sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $84.9 million. The carrying amount of the equity component of the transaction was $2.5 million representing the fair value to the notes' owners of the right to convert the notes into shares of the Company's common stock. The notes were issued at a 17.5% conversion premium and bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2017.
On August 18, 2017, the Company completed the public offer and sale of an additional $20.5 million in aggregate principal amount of its 7.25% Convertible senior notes due 2024, which combined with the $87.5 million aggregate principal amount from its April offering, form a single series of securities. The net proceeds to the Company from the August 18, 2017 sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $20.5 million. The carrying amount of the equity component of the August transaction was $0.2 million representing the fair value to the notes' owners of the right to convert the notes into shares of the Company's common stock.
The notes in the August transaction were issued at a 6.0% conversion premium and bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2017. The notes will mature on April 30, 2024, unless earlier repurchased, redeemed or converted.

Holders may convert their notes at their option prior to April 30, 2023 only under certain circumstances. In addition, the notes will be convertible irrespective of those circumstances from, and including, April 30, 2023 to, and including, the business day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election.
The conversion rate currently equals 1.6313 shares of the Company's common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $15.33 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of December 31, 2017, the amount by which the if-converted value falls short of the principal value for the entire series is $10.6 million.
The Company may not redeem the notes prior to April 30, 2022, and may redeem for cash all or any portion of the notes, at its option, on or after April 30, 2022 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No "sinking fund" will be provided for the notes.
At December 31, 2017, the notes' UPB was $108.0 million, and discount and deferred expenses were $5.4 million. Interest expense of $5.3 million was recognized during the year ended December 31, 2017 which includes $0.5 million of amortization of discount and deferred expenses. The discount will be amortized through April 30, 2023, the date at which the notes can be converted. The effective interest rate of the notes at December 31, 2017 was 8.65%.

Note 9 — Related Party Transactions
The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

	For the year ended December 31, 2017
	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$8,245
Management fee	Related party expense – management fee	Thetis	$5,340
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	$101
Expense reimbursements	Other fees and expenses	Gregory	$80
Expense reimbursements	Other fees and expenses	Thetis	$4

	For the year ended December 31, 2016
	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$6,083
Management fee	Related party expense – management fee	Thetis	$3,949
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	$100
Expense reimbursements	Other fees and expenses	Gregory	$67
Expense reimbursements	Other fees and expenses	Thetis	$28

	For the year ended December 31, 2015
	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$3,959
Management fee	Related party expense – management fee	Thetis	$3,353
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	$75
Expense reimbursements	Professional fees	Gregory	$—
Expense reimbursements	Other fees	Thetis	$—

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

	As of December 31, 2017
	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$17,005
Investment in subordinated debt securities	Investment in debt securities	Oileus Residential Loan Trust	$6,285
Management fee payable	Management fee payable	Thetis	$750
Servicing fees payable	Accrued expenses and other liabilities	Gregory	$217
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	$—

	As of December 31, 2016
	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$12,481
Investment in subordinated debt securities	Investment in debt securities	Oileus Residential Loan Trust	$6,323
Management fee payable	Management fee payable	Thetis	$750
Servicing fees payable	Accrued expenses and other liabilities	Gregory	$195
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	$—
During October 2016, the Company acquired 370 RPLs with aggregate UPB of $69.9 million in three transactions from three related party trusts. These loans, which had previously been serviced by the Servicer, had made at least 24 payments of scheduled principal and interest at the time of their acquisition by the Company, and had a weighted average coupon of 5.84%. The loans were acquired at 93% of UPB with an estimated market value of the underlying collateral of $92.2 million.
In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party. These notes have a stated final maturity of October 25, 2056. At December 31, 2017, these securities were carried on the Company’s consolidated balance sheet at an amortized cost basis of $6.3 million, which approximates fair value. During the year ended December 31, 2017, the Company made a decision to transfer these notes to available-for-sale status in anticipation of reinvesting the proceeds from any sale into additional mortgage loans. Accordingly, the carrying amount of $6.3 million was transferred from held-to-maturity to available-for-sale status during the year. For the year ended December 31, 2017, the Company recorded unrealized losses of $0.2 million, which are reflected in the Company's consolidated Statements of Comprehensive Income.
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

The base management fee equals 1.5% of the Company's stockholders’ equity, including equity equivalents such as the Company's recent issuance of Convertible senior notes, per annum and calculated and payable quarterly in arrears.
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
If the Servicing Agreement has been terminated other than for cause and/or the Servicer terminates the servicing agreement, the Company will be required to pay a termination fee equal to the aggregate servicing fees payable under the servicing agreement for the immediate preceding 12-month period. See Note 15 - Subsequent events.
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

Note 10 — Stock-based Payments and Director Fees
Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of its common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company paid the Manager a base management fee for the year ended December 31, 2017 of $5.3 million, of which the Company paid $2.3 million in 150,652 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions, with 48,654 shares still issuable at December 31, 2017. See Note 9 — Related party transactions.
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
The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts):
Management Fees and Director Fees

	For the year ended December 31,
	2017		2016		2015
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	150,652	2,335	70,957	$1,068	85,497	$1,239
Independent director fees	9,708	150	6,648	100	6,872	100
	160,360	$2,485	77,605	$1,168	92,369	$1,339

(1)	All management fees and independent director fees are fully expensed in the period in which the underlying expense is incurred.
Restricted Stock
Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period upon initial appointment to the Company’s Board. On August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2017 by forfeitures of 4,000 shares; and on July 24, 2017, the Company granted 39,000 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. The 2017 grant also includes a provision whereby the shares vest automatically upon the death of the grantee. Grants of restricted stock to officers of the Company use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates is determined using the stock price as of the date at which the counterparty's performance is complete.

The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except share and per share amounts):

	Total Grants		Activity		Non-vested shares at December 31, 2017		Fully-vested shares at December 31, 2017
Year ended December 31, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	—	$14	—	$—	10,000	$14.61
Employee and Service Provider Grant, granted 2016(2,4)	149,000	2,027	—	675	99,333	13.50	49,667	13.50
Employee and Service Provider Grant, granted 2017(3)	39,000	542	39,000	76	39,000	13.95	—	—
Totals	198,000	$2,715	39,000	$765	138,333	$13.63	59,667	$13.69

(1)	Vesting period is one year from grant date. Grant is fully vested at December 31, 2017.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2017 is 1.6 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2017 is 2.6 years

(4)	Total is shown net of 2017 forfeitures of 4,000 shares.

	Total Grants		Activity		Non-vested shares at December 31, 2016		Fully-vested shares at December 31, 2016
Year ended December 31, 2016	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	2,000	$16	2,000	$13.79	8,000	$13.79
Employee and Service Provider Grant, granted 2016(2)	153,000	2,053	153,000	278	153,000	13.50	—	—
Totals	163,000	$2,199	155,000	$294	155,000	$13.50	8,000	$13.79

(1)	Vesting period is one year from grant date. Weighted average remaining life of grant at December 31, 2016 is 0.5 years.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2016 is 2.6 years.

	Total Grants		Activity		Non-vested shares at December 31, 2015		Fully-vested shares at December 31, 2015
Year ended December 31, 2015	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Weighted average grant date fair value
Directors’ Grants(1)	8,000	$29	2,000	$71	2,000	$14.25	6,000	$14.25
Employee and Service Provider Grant(2)	—	—	—	—	—	—	—	—
Totals	8,000	$29	2,000	$71	2,000	$14.25	6,000	$14.25

(1)	Vesting period is one year from grant date.

(2)	Vesting is ratable over three-year period from grant date.

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
For the year ended December 31, 2017, the Company’s consolidated Taxable Income was $18.0 million; and provisions for income taxes of $0.1 million. For the year ended December 31, 2016, the Company’s consolidated Taxable Income was $15.9 million; and provisions for income taxes of $35,000. For the year ended December 31, 2015, the Company’s taxable income was $10.8 million; and provisions for income taxes of $2,000. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at December 31, 2017 or 2016. The Company also recorded no interest or penalties for the years ended December 31, 2017, 2016 and 2015.

Note 12 — Earnings per Share
The following table sets forth the components of basic and diluted EPS ($ in thousands, except share and per share amounts):

	For the year ended December 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$28,927	18,074,143
Allocation of earnings to participating restricted shares	(321)	—
Consolidated net income attributable to unrestricted common stockholders	$28,606	18,074,143	$1.58
Effect of dilutive securities
Operating Partnership units	998	624,106
Restricted stock grants and Manager and director fee shares	321	203,083
Interest expense (add back) and assumed conversion of shares from convertible senior notes	5,289	4,417,189
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$35,214	23,318,521	$1.51

	For the year ended December 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$27,836	16,742,882
Allocation of earnings to participating restricted shares	(140)	—
Consolidated net income attributable to unrestricted common stockholders	$27,696	16,742,882	$1.65
Effect of dilutive securities
Operating Partnership units	1,038	624,106
Restricted stock grants and Manager and director fee shares	140	84,919
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$28,874	17,451,907	$1.65

	For the year ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$24,754	14,711,610
Allocation of earnings to participating restricted shares	(62)	—
Consolidated net income attributable to unrestricted common stockholders	$24,692	14,711,610	$1.68
Effect of dilutive securities
Operating Partnership units	1,038	624,106
Restricted stock grants and Manager and director fee shares	62	36,772
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$25,792	15,372,488	$1.68

Note 13 — Equity
Common stock
As of December 31, 2017 and 2016 the Company had 18,588,228 and 18,122,387 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each year end.
Preferred stock
The Company had no shares of preferred stock outstanding at December 31, 2017 or 2016. There were 25,000,000 shares authorized at each year end.
Dividend Reinvestment Plan
The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the year ended December 31, 2017 and 2016, 12,710 and 3,835 shares, respectively, were issued under the plan for total proceeds of approximately $0.2 million and $0.1 million, respectively.
At-the-Market Offering
The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2017, 286,841 shares of common stock have been sold under the At-the-Market program for total proceeds of approximately $4.1 million; no shares were sold under the At-the-market program during 2016.
Accumulated Other Comprehensive Income (Loss)
The Company recognizes temporary holding gains or losses on its investment in debt securities as components of Other comprehensive income (loss). Accumulated other comprehensive income (loss) at December 31, 2017, 2016 and 2015 was as follows ($ in thousands):

	For the year ended December 31,
	2017	2016	2015
Investment in debt securities:
Unrealized gains	$9	$—	$—
Unrealized losses	(242)	—	—
Accumulated other comprehensive income (loss)	$(233)	$—	$—
Non-controlling Interest
At December 31, 2017, the Company had non-controlling interests attributable to ownership interests by three legal entities.
The Company’s operating partnership, which is majority-owned by the Company, had 624,106 partnership units held by an independent third party at December 31, 2017 and 2016. The Company consolidates the assets, liabilities, revenues and expenses of the operating partnership.

During the year ended December 31, 2017, the Company established AS Ajax E II LLC, to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. The Company has retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.
During the fourth quarter of 2017, the Company established 2017-D, a securitization trust, which is 50% held by an institutional investor. The Company has retained 50% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

Note 14 — Quarterly Financial Information (unaudited):
The following table sets forth our quarterly financial information ($ in thousands):

For the year ended December 31, 2017	First quarter	Second quarter	Third quarter	Fourth quarter
Total income	$13,667	$13,105	$14,226	$13,797
Income before provision for income tax	$8,699	$7,150	$7,763	$6,673
Net income attributable to common stockholders	$8,409	$6,864	$7,470	$6,184
Basic earnings common share	$0.46	$0.38	$0.41	$0.34
Diluted earnings per common share	$0.46	$0.36	$0.38	$0.33

For the year ended December 31, 2016	First quarter	Second quarter	Third quarter	Fourth quarter
Total income	$11,456	$10,843	$12,106	$12,292
Income before provision for income tax	$7,960	$6,887	$7,905	$6,157
Net income attributable to common stockholders	$7,651	$6,605	$7,623	$5,957
Basic earnings common share	$0.50	$0.42	$0.42	$0.33
Diluted earnings per common share	$0.50	$0.42	$0.42	$0.33

Note 15 — Subsequent Events
Loan Acquisitions
During January and February 2018, the Company acquired 85 RPLs with an aggregate UPB of $18.9 million in three transactions. The loans were acquired at 89.3% of UPB and the estimated market value of the underlying collateral is $31.2 million. The purchase price equaled 53.9% of the estimated market value of the underlying collateral. The Company also acquired a 32-unit multi-family apartment building with a purchase price of $3.5 million.
Additionally, the Company has agreed to acquire, subject to due diligence, 422 RPLs with aggregate UPB of $91.6 million in five transactions from five different sellers. The purchase price equals 95.8% of UPB and 55.8% of the estimated market value of the underlying collateral of $157.3 million. The Company also agreed to purchase two SBC loans with UPB of $2.7 million. The investment will equal 67.8% of the underlying collateral value of $3.9 million. Some of these loans may be acquired through joint ventures with unrelated third parties.
Investment in Servicer
On January 26, 2018, the Company agreed to acquire an 8% ownership interest in GAFS, the parent of the Company’s servicer, Gregory Funding LLC. The acquisition is expected to be completed in two transactions. January 26, 2018 was the initial closing date wherein a 4.9% interest in GAFS and three warrants, each exercisable for a 2.45% interest in GAFS upon payment of additional consideration, in exchange for consideration of $1.1 million of cash and 45,938 shares of the Company’s common stock with a value of approximately $0.6 million. At the date of an additional closing, expected to take place approximately 121 days afterward, depending upon receipt of all necessary approvals, consents and authorizations, an additional 3.1% interest in GAFS, and three warrants, each exercisable for a 1.55% interest in GAFS in exchange for consideration of $0.7 million of cash and shares of the Company’s common stock with a value of approximately $0.4 million, with the actual number of shares dependent upon the common stock’s price at the close of trading on the day immediately preceding the date of the additional closing.
Management Fees

On February 16, 2018, the Company issued 48,654 shares of its common stock to the Manager in payment of the portion of the base management fee which is payable in common stock for the fourth quarter of 2017 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2017.
Directors’ Retainer
On February 16, 2018, the Company issued to each of its four independent directors 607 shares of its common stock in payment of half of their quarterly director fees for the fourth quarter of 2017.
Dividend Declaration
On February 21, 2018, the Company’s Board of Directors declared a dividend of $0.30 per share, to be paid on March 30, 2018 to stockholders of record as of March 15, 2018.

Schedule IV
Mortgage loans on real estate
December 31, 2017
($ in thousands)

Description (face value of loan)	Loan Count	Interest rate	Maturity	Carrying amount of mortgages(1)	Principal amount subject to delinquent principal and interest	Amount of balloon payments at maturity
$0 – 49,999	636	1.00% - 12.99%	08/13/2008 – 06/01/2057	$17,050	$7,554	$1,869
$50,000 – 99,999	1,244	1.00% - 12.95%	09/01/2009 – 11/01/2057	83,137	36,184	5,797
$100,000 – 149,999	1,396	1.00% - 13.34%	04/19/2009 – 08/01/2065	150,560	67,190	10,036
$150,000 – 199,999	981	2.00% - 12.50%	03/01/2019 – 08/01/2065	146,783	63,062	8,961
$200,000 – 249,999	672	2.00% - 10.95%	10/20/2018 – 07/01/2064	127,182	57,322	11,794
$250,000+	1,972	1.00% - 11.50%	01/01/2014 – 05/01/2066	728,829	278,513	118,722
Total	6,901			$1,253,541	$509,825	$157,179

(1)	The aggregate cost for federal income tax purposes is ($1,196.5 million) as of December 31, 2017.
The following table sets forth the activity in our mortgage loans ($ in thousands):

Mortgage loans	January 1, 2017 through December 31, 2017
Beginning carrying value(1)	$869,091
Mortgage loan portfolio acquisitions, net cost basis	459,194
Mortgage loan portfolio originations	9,083
Dispositions	—
Accretion recognized	89,881
Payments received, net	(153,930)
Reclassifications to REO	(20,294)
Other	516
Ending carrying value	$1,253,541

(1)	Beginning carrying value for January 1, 2017 has been presented net of $1.5 million of borrower advances reclassified to Prepaid expenses and other assets.