Form 10-Q
period 2018-03-31
Great Ajax Corp.
filed 2018-05-02
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes☒ No☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected note to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒
As of May 1, 2018, 18,698,420 shares of the registrant’s common stock, par value $0.01 per share, were outstanding, which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except shares and per share data)	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$47,459	$53,721
Cash held in trust	26	301
Mortgage loans, net(1,4)	1,247,213	1,253,541
Property held-for-sale, net(2)	23,769	24,947
Rental property, net	5,228	1,284
Investment in debt securities	6,218	6,285
Receivable from servicer	18,627	17,005
Investment in affiliates	8,727	7,020
Loans purchase deposit	—	26,740
Prepaid expenses and other assets	5,318	4,894
Total assets	$1,362,585	$1,395,738
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,3,4)	$662,494	$694,040
Borrowings under repurchase transactions	273,199	276,385
Convertible senior notes, net(3)	102,764	102,571
Management fee payable	762	750
Accrued expenses and other liabilities	3,723	4,554
Total liabilities	1,042,942	1,078,300
Commitments and contingencies – see Note 7
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.01 par value; 125,000,000 shares authorized, 18,686,420 shares at March 31, 2018 and 18,588,228 shares at December 31, 2017 issued and outstanding	187	186
Additional paid-in capital	256,512	254,847
Retained earnings	37,615	35,556
Accumulated other comprehensive loss	(343)	(233)
Equity attributable to stockholders	293,971	290,356
Non-controlling interests(5)	25,672	27,082
Total equity	319,643	317,438
Total liabilities and equity	$1,362,585	$1,395,738

(1)
Mortgage loans, net include $954,282 and $996,203 of loans at March 31, 2018 and December 31, 2017, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8 — Debt.

(2)	Property held-for-sale, net, includes valuation allowances of $1,878 and $1,784 at March 31, 2018, and December 31, 2017, respectively.

(3)	Secured borrowings and convertible senior notes are presented net of deferred issuance costs.

(4)
As of March 31, 2018 and December 31, 2017, balances for Mortgage loans, net include $174.6 million and $177.1 million, respectively, and Secured borrowings, net of deferred costs includes $75.9 million and $88.4 million, respectively, from a 50% owned joint venture which we consolidate under U.S. GAAP.

(5)	Non-controlling interests includes $12.6 million and $14.0 million, respectively, from a 50% owned joint venture, which we consolidate under U.S. GAAP.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
($ in thousands except shares and per share data )	March 31, 2018	March 31, 2017
INCOME
Interest income	$25,591	$20,807
Interest expense	(12,494)	(7,651)
Net interest income	13,097	13,156
Income from investment in Manager	135	49
Other income	1,511	462
Total income	14,743	13,667
EXPENSE
Related party expense – loan servicing fees	2,469	1,881
Related party expense – management fee	1,532	1,072
Loan transaction expense	355	525
Professional fees	609	480
Real estate operating expenses	449	324
Other expense	991	686
Total expense	6,405	4,968
Income before provision for income taxes	8,338	8,699
Provision for income taxes	16	1
Consolidated net income	8,322	8,698
Less: consolidated net income attributable to the non-controlling interest	657	289
Consolidated net income attributable to common stockholders	$7,665	$8,409
Basic earnings per common share	$0.41	$0.46
Diluted earnings per common share	$0.38	$0.46
Weighted average shares – basic	18,508,089	17,976,710
Weighted average shares – diluted	26,395,158	18,791,231

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands)	2018	2017
Consolidated net income attributable to common stockholders	$7,665	$8,409
Other comprehensive income (loss):
Net unrealized (loss) on investment, net of non-controlling interest	(110)	(140)
Comprehensive income	$7,555	$8,269

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

($ in thousands)	Three months ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$8,322	$8,698
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	985	523
Non-cash interest income accretion	(9,917)	(9,840)
Discount accretion on investment in debt securities	(43)	(72)
Gain on sale of property held-for-sale	(582)	(109)
Depreciation of property	22	9
Impairment of real estate owned	408	309
Amortization of debt discount and prepaid financing costs	1,348	1,200
Undistributed income from investment in affiliates	(192)	(139)
Net change in operating assets and liabilities
Prepaid expenses and other assets	(561)	(205)
Receivable from servicer	(1,751)	(1,377)
Accrued expenses, management fee payable, and other liabilities	(819)	(566)
Net cash from operating activities	(2,780)	(1,569)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(17,566)	(5,572)
Principal paydowns on mortgage loans	30,100	21,306
Proceeds from sale of mortgage loans	—	4,171
Loans purchase refund	26,690	—
Purchase of rental property	(3,463)	—
Proceeds from sale of property held-for-sale	4,807	—
Investment in Great Ajax FS	(1,072)	—
Draws on SBC loans	(117)	—
Distribution from affiliates	185	68
Net cash from investing activities	39,564	19,973
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	13,315	34
Repayments on repurchase transactions	(16,501)	(4,677)
Repayments on secured borrowings	(32,431)	(15,455)
Deferred financing costs	(83)	—
Sale of common stock pursuant to dividend reinvestment plan	52	33
Distribution to non-controlling interest	(2,067)	(157)
Dividends paid on common stock	(5,606)	(4,536)
Net cash from financing activities	(43,321)	(24,758)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	(6,537)	(6,354)
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	54,022	36,908
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$47,485	$30,554
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,643	$6,245
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$3,958	$8,100
Issuance of common stock for management fee and compensation expense	$985	$523
Issuance of shares for Great Ajax FS	$629	$—
Non-cash adjustments to basis in mortgage loans	$188	$350
Unrealized loss on available for sale debt securities	$110	$140

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Common Stock shares	Common stock amount	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2016	18,122,387	$181	$244,880	$27,231	$—	$272,292	$10,431	$282,723
Net income	—	—	—	8,409	—	8,409	289	8,698
Issuance of shares under dividend reinvestment plan	2,599	—	33	—	—	33	—	33
Stock-based management fee expense	20,352	—	322	—	—	322	—	322
Stock-based compensation expense	1,660	—	201	—	—	201	—	201
Dividends and distributions	—	—	—	(4,536)	—	(4,536)	(157)	(4,693)
Other comprehensive loss	—	—	—	—	(140)	(140)	—	(140)
Balance at March 31, 2017	18,146,998	$181	$245,436	$31,104	$(140)	$276,581	$10,563	$287,144

Balance at December 31, 2017	18,588,228	$186	$254,847	$35,556	$(233)	$290,356	$27,082	$317,438
Net income	—	—	—	7,665	—	7,665	657	8,322
Issuance of shares for Great Ajax FS	45,938	1	628	—	—	629	—	629
Issuance of shares under dividend reinvestment plan	3,838	—	52	—	—	52	—	52
Stock-based management fee expense	48,654	—	763	—	—	763	—	763
Stock-based compensation expense	(238)	—	222	—	—	222	—	222
Dividends and distributions	—	—	—	(5,606)	—	(5,606)	(2,067)	(7,673)
Other comprehensive loss	—	—	—	—	(110)	(110)	—	(110)
Balance at March 31, 2018	18,686,420	$187	$256,512	$37,615	$(343)	$293,971	$25,672	$319,643

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED INTERM FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 1 — Organization and Basis of Presentation
Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”) including residential mortgage loans and small balance commercial mortgage loans (“SBC loans”) and originations of SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that the Company intends to opportunistically target, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, the Company may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. The Company may also target investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs, either directly or with joint venture partners if attractive opportunities exist. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 4.9% of Great Ajax Financial Services ("GAFS" or "The Parent of our Servicer") which owns Gregory Funding LLC, the Company's Servicer. The Company’s mortgage loans and real properties are serviced by Gregory Funding LLC ("Gregory" or the "Servicer"), also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).
The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate LLC is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code.
In February 2018, the Company formed AJX Commercial Properties I to hold multi-family residential properties held as rentals. AJX Commercial Properties I is a wholly-owned subsidiary of the Operating Partnership.
Basis of Presentation and Use of Estimates
The consolidated interim financial statements should be read in conjunction with the Company's consolidated Financial Statements and the notes thereto for the period ended December 31, 2017, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 8, 2018.
Interim financial statements are unaudited and prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2018. The consolidated interim financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements.
The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company. The Company also consolidates the results and balances of two subsidiaries with ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; it is 53.1% owned by the Company. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust which holds mortgage loans, REO property and secured debt; it is 50% owned by the Company. The Company recognizes a non-controlling interest in its consolidated financial statements for the amount of the investment and income due to the third party investors in both AS Ajax E II and 2017-D. All controlled subsidiaries are included in the consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated Balance Sheet. As of March 31, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units are owned by an unaffiliated holder.
The Company’s 19.8% investment in the Manager and 4.9% investment in GAFS are accounted for using the equity method because the Company exercises significant influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in the Manager, the Servicer, or the Parent of the Servicer since each is privately held.
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
Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be reclassified as held-for-sale. Property is generally held for investment as rental property if the cash flows from use as a rental exceed the present value of expected cash flows from a sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 39 years. The Company performs an impairment analysis for all rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.
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
Convertible Senior Notes
On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its convertible senior notes (the “notes”) due 2024, with a follow-on offering of an additional $20.5 million in aggregate principal amount completed on August 18, 2017, which, combined with the notes from the April offering, form a single series of securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.6315 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $15.32 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.
Coupon interest on the notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated balance sheets as a deduction from the notes, and are amortized to interest expense on an effective yield basis through April 30, 2023, the date at which the notes can be converted. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. A discount of $2.7 million, representing the fair value of the embedded conversion feature, was recorded to stockholders’ equity. No sinking fund has been established for redemption of the principal.
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
Servicing Fees
On July 8, 2014, the Company entered into a 15-year Servicing Agreement (the “Servicing Agreement”) with the Servicer. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives an annual servicing fee rate of 0.65% annually of the Unpaid Principal Balance (“UPB”) for loans that are re-performing at acquisition and 1.25% of UPB for loans that are non-performing at acquisition. For certain of the Company’s joint ventures, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the servicing agreement. The fees do not change if a re-performing loan becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The Servicing Agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 9 — Related party transactions.
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
Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 90,000 shares. The Company has issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors, which are subject to a one-year vesting period. In addition, each of the Company’s independent directors receives an annual fee of $75,000. The fee is payable quarterly, half in shares of the Company’s common stock and half in cash. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and recorded in equity at quarter end.
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
The Company’s borrowings under repurchase agreement are short-term in nature, and the Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.
The Company’s convertible senior notes are traded on the NYSE under the ticker symbol "AJXA"; the debt’s fair value is determined from the closing price on the balance sheet date.
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

Investment in Debt Securities
The Company’s investment in debt securities as of March 31, 2018 consists of a $6.2 million investment in subordinated debt securities issued by a related party trust. The notes have a stated final maturity of October 25, 2056. During the year ended December 31, 2017, the Company made a decision to transfer these notes to available-for-sale status in anticipation of reinvesting the proceeds from any sale into additional mortgage loans. Accordingly, the carrying amount of the investment was transferred from held-to-maturity to available for sale status during 2017. The notes are carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income.
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
Reclassifications
Certain amounts in the Company’s 2017 consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or equity.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14 deferring the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company’s primary revenue stream, income from its investments in mortgage loans, is specifically excluded from the scope of ASU 2014-09 as is its accounting for its investments in debt securities and joint ventures.  Additionally, while contracts to sell REO are not excluded from the scope of ASU 2014-09, the Company does not believe its revenue recognition from contracts with buyers of REO would change under ASU 2014-09.  Accordingly, the adoption of ASU 2014-09 did not impact the Company’s revenue recognition policies. The Company adopted ASU 2014-09 in 2018 and elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption had no impact.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the consolidated balance sheets or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-01 in 2018 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 in 2018 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows.
Recently Issued Accounting Standards

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
Note 3 — Mortgage Loans
The following table presents information regarding the carrying value for the Mortgage loan categories of RPL, NPL and originated as of March 31, 2018 and December 31, 2017 ($ in thousands):

Loan portfolio basis by asset type	March 31, 2018	December 31, 2017
Residential RPLs	$1,187,320	$1,190,019
Purchased SBC (RPL)	7,949	8,605
Originated SBC	11,737	11,620
Residential NPLs	40,207	43,297
Total	$1,247,213	$1,253,541
Included on the Company’s consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 are approximately $1,247.2 million and $1,253.5 million, respectively, of RPLs, NPLs, and originated SBCs at carrying value. RPLs and NPLs are categorized at acquisition. The carrying value of RPLs and NPLs reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. Additionally, originated SBC loans are carried at originated cost, less any loan discount. The carrying value for all loans is decreased by an allowance for loan losses, if any. For the three months ended March 31, 2018 and 2017, the Company recognized no provision for loan loss. For the three months ended March 31, 2018 and 2017, the Company accreted $25.2 million and $20.5 million, respectively, into interest income with respect to its RPL and NPL portfolio.
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
The Company’s loan acquisitions for the three months ended March 31, 2018 consisted of 87 purchased RPLs with $19.7 million UPB. Comparatively during the three months ended March 31, 2017, the Company acquired 24 RPLs with $3.4 million UPB and two originated SBC loan with $2.5 million UPB.
The Company acquired no NPLs for the three months ended March 31, 2018 and 2017.
The following table presents information regarding the accretable yield and non-accretable amount for purchased loans acquired during the following periods ($ in thousands):

	For the three months ended March 31,
	2018		2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$31,623	$—	$4,856	$—
Non-accretable amount	(9,574)	—	(888)	—
Expected cash flows to be collected	22,049	—	3,968	—
Accretable yield	(4,483)	—	(824)	—
Fair value at acquisition	$17,566	$—	$3,144	$—

The Company determines the accretable yield on new acquisitions by comparing the expected cash flows from the Company’s proprietary cash flow model to the remaining contractual cash flows at acquisition. The difference between the expected cash flows and the portfolio acquisition price is accretable yield. The difference between the remaining contractual cash flows and the expected cash flows is the non-accretable amount. The following table presents the accretable yield and non-accretable amount for loan portfolio purchases for the three months ended March 31, 2018 and 2017. Accretable yield and accretion amounts does not include any of the eight and two originated SBC loans at March 31, 2018 and 2017, respectively ($ in thousands):

	For the three months ended March 31,
	2018		2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$344,141	$7,370	$239,858	$12,065
Accretable yield additions	4,483	—	824	—
Accretion	(24,502)	(715)	(19,153)	(1,335)
Reclassification from (to) non-accretable amount, net	(6,603)	(370)	22,323	(662)
Balance at end of period	$317,519	$6,285	$243,852	$10,068
During the three months ended March 31, 2018, the Company reclassified a net $7.0 million from accretable yield to non-accretable amount, consisting of a $6.6 million transfer from accretable yield to non-accretable amount for RPLs, and a $0.4 million transfer from accretable yield to non-accretable amount for NPLs. Comparatively, during the three months ended 2017, the Company reclassified a net $21.7 million from non-accretable amount to accretable yield, consisting of a $22.3 million transfer from non-accretable amount to accretable yield for its RPLs and $0.7 million from accretable yield to non-accretable amount on NPLs. The Company recalculates the amount of accretable yield and non-accretable amount on a quarterly basis. Reclassifications between the two categories are primarily based upon changes in expected cash flows and actual prepayments, including payoffs in full or in part. Additionally, the accretable yield and non-accretable amounts are revised when loans are reclassified to REO because the future expected cash flows are removed from the pool. For the three months ended March 31, 2018, RPL reclassifications from accretable yield to non-accretable amounts were primarily driven by a higher than expected number of loans that paid in full and from loans removed from the pools upon foreclosure. The three months ended 2017, RPL reclassifications from non-accretable amount to accretable yield were driven by updated assessment of projected loan cash flows as compared to the model as of December 31, 2016. For the three months ended March 31, 2018 and 2017, NPL reclassifications from accretable yield to non-accretable amount were driven primarily by loans removed from the pool upon foreclosure and loan payoffs, both in full or in part, prior to modeled expectations.
The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018			December 31, 2017
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	3,761	$693,273	$802,476	3,998	$744,300	$860,572
30	944	160,589	182,834	912	152,685	178,383
60	644	108,790	125,719	577	100,792	117,145
90	1,169	212,051	249,457	1,047	177,841	214,297
Foreclosure	322	72,510	87,827	367	77,923	94,826
Mortgage loans	6,840	$1,247,213	$1,448,313	6,901	$1,253,541	$1,465,223

Note 4 — Real Estate Assets, Net
The Company primarily acquires REO when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure. Additionally, from time to time, the Company may acquire real estate assets in purchase transactions.
Rental Property
As of March 31, 2018, the Company owned 15 REO properties with an aggregate carrying value of $5.2 million held for investment as rentals, at which time eight properties were rented. One property consists of a 32-unit multi-family apartment building that was acquired during the first quarter of 2018 that has a current carrying value of $3.5 million. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure, and 12 were transferred from Property held-for-sale. As of December 31, 2017, the Company had 14 REO properties with a carrying value of $1.3 million held for use as rentals, at which time five were rented. One of these properties was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, three were acquired through foreclosures, and 10 were transferred from Property held-for-sale.
Property Held-for-Sale
The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of March 31, 2018 and December 31, 2017, the Company’s net investments in REO held-for-sale were $23.8 million and $24.9 million, respectively, which include balances of $2.0 million and $1.8 million, respectively for properties undergoing renovation or which are otherwise in the process of being brought to market. For the three months ended March 31, 2018 and 2017, all of the additions to REO Property held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of its mortgage loan portfolio.
The following table presents the activity in the Company’s carrying value of property held-for-sale for the three months ended March 31, 2018 and 2017 ($ in thousands):

	For the three months ended March 31,
	2018		2017
Property Held-for-sale	Count	Amount	Count	Amount
Balance at beginning of year	136	$24,947	149	$23,882
Transfers from mortgage loans	27	3,958	49	8,007
Adjustments to record at lower of cost or fair value	—	(408)	—	(309)
Disposals	(27)	(4,226)	(32)	(4,062)
Net transfers to Rental property(1)	—	(502)	(1)	(179)
Balance at end of year	136	$23,769	165	$27,339

(1)	Includes net impact of four properties transferred from held-for-sale to rental of $0.9 million and four properties transferred from rental to held-for-sale of $0.4 million.
Dispositions
During the three months ended March 31, 2018 and 2017, the Company sold 27 and 32 REO properties respectively, realizing a net gain of approximately $0.6 million and $0.1 million, respectively. These amounts are included in Other income on the Company's consolidated Statements of Income. The Company recorded a lower of cost or net realizable value adjustments in Real estate operating expense for the three months ended March 31, 2018 and 2017 of $0.4 million and $0.3 million, respectively.

Note 5 — Fair Value
The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2018	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,247,213	$—	$—	$1,381,436
Investment in debt securities	$6,218	$—	$6,218	$—
Investment in Manager	$973	$—	$—	$6,192
Investment in AS Ajax E	$969	$—	$1,218	$—
Investment in Great Ajax FS	$1,701	$—	$—	$1,701
Financial liabilities
Secured borrowings, net	$662,494	$—	$—	$662,023
Borrowings under repurchase agreement	$273,199	$—	$273,199	$—
Convertible senior notes, net	$102,764	$109,080	$—	$—

		Level 1	Level 2	Level 3
December 31, 2017	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,253,541	$—	$—	$1,375,722
Investment in debt securities	$6,285	$—	$6,285	$—
Investment in Manager	$850	$—	$—	$6,427
Investment in AS Ajax E	$1,201	$—	$1,224	$—
Financial liabilities
Secured borrowings, net	$694,040	$—	$—	$693,255
Borrowings under repurchase agreement	$276,385	$—	$276,385	$—
Convertible senior notes, net	$102,571	$109,641	$—	$—
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
The investment in the Company’s Manager is valued by applying an earnings multiple to expected earnings.
The Company’s investment in AS Ajax E is valued using estimates provided by banking institutions.
The fair value of the Company's investment in GAFS is presented as the acquisition price as no significant transactions have occurred since the initial closing date of January 26, 2018.
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
Non-financial assets
Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Fair market value is determined based on appraisals, broker price opinions, or other market indicators of fair value. Since net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income, aggregate fair value for the Company’s REO Property is conservatively stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017 ($ in thousands):

			Level 1	Level 2	Level 3
March 31, 2018	Carrying Value	Current quarter fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$23,769	$408	$—	$—	$23,769

			Level 1	Level 2	Level 3
December 31, 2017	Carrying Value	Fiscal year 2017 fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$24,947	$2,516	$—	$—	$24,947
During the year ended December 31, 2017, the Company transferred the balance of its Property held-for-sale from Level 2 to Level 3 to reflect the additional uncertainty inherent in the estimation process for real estate values.

Note 6 — Affiliates
Unconsolidated Affiliates
During the quarter ended March 31, 2018, the Company agreed to acquire an 8% ownership interest in GAFS. The acquisition is expected to be completed in two transactions. January 26, 2018 was the initial closing date wherein a 4.9% interest in GAFS and three warrants, each exercisable for a 2.45% interest in GAFS upon payment of additional consideration, in exchange for consideration of $1.1 million of cash and 45,938 shares of the Company’s common stock with a value of approximately $0.6 million. At the date of an additional closing, expected to take place approximately 121 days afterward, depending upon receipt of all necessary approvals, consents and authorizations, an additional 3.1% interest in GAFS, and three warrants, each exercisable for a 1.55% interest in GAFS in exchange for consideration of $0.7 million of cash and shares of the Company’s common stock with a value of approximately $0.4 million, with the actual number of shares dependent upon the common stock’s price at the close of trading on the day immediately preceding the date of the additional closing. The Company accounts for its investment in GAFS using the equity method.
During the year ended December 31, 2017, a small-balance commercial loan secured by a commercial property in Portland, Oregon, in which the Company held a 40.5% interest through a Delaware trust, GA-E 2014-12, was paid off in full. The Company received a distribution of $2.6 million related to this investment. At March 31, 2018, GA-E 2014-12 held cash of $5,000 and had accrued expenses of $3,000. Upon final settlement of all obligations, any remaining cash is expected to be distributed between the investors in proportion to their ownership interests. The Company accounts for its investment in GA-E 2014-12 using the equity method.
Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. The Company accounts for its investment in the Manager using the equity method.
On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. At both March 31, 2018 and December 31, 2017, the Company’s interest in AS Ajax E was approximately 16.5%. The Company accounts for its investment using the equity method.

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):
Net income, assets and liabilities of unconsolidated affiliates at 100%

	For the three months ended March 31,
Net income at 100%	2018	2017
GA-E 2014-12	$—	$184
Thetis Asset Management LLC	$652	$241
AS Ajax E LLC	$69	$95
Great Ajax FS LLC	$115	$241

	March 31, 2018		December 31, 2017
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$5	$3	$7	$5
Thetis Asset Management LLC	$7,922	$1,724	$7,415	$1,674
AS Ajax E LLC	$7,067	$5	$7,293	$5
Great Ajax FS LLC	$68,777	$49,294	$63,965	$45,145
Net income, assets and liabilities of unconsolidated affiliates at the Company's share

	For the three months ended March 31,
Net income at Company share	2018	2017
GA-E 2014-12	$—	$75
Thetis Asset Management LLC	$129	$48
AS Ajax E LLC	$11	$16
Great Ajax FS LLC(1)(2)	$9	$—

	March 31, 2018		December 31, 2017
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
GA-E 2014-12	$2	$1	$3	$2
Thetis Asset Management LLC	$1,569	$341	$1,468	$331
AS Ajax E LLC	$1,166	$1	$1,203	$1
Great Ajax FS LLC(2)	$3,370	$2,415	$—	$—

(1)	Net income at the Company's share is not directly proportionate to Net income at 100% due to the timing of the Company's acquisition during the quarter.

(2)	Amounts for the Company's share for 2017 are presented as zero since the Company's investment was a 2018 event.

Consolidated affiliates
The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs.
The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets, and 2017-D, a securitization trust formed to hold mortgage loans, REO property and secured debt. As of March 31, 2018, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties, and 2017-D was 50% owned by a third-party institutional investor. The Company consolidates the results and balances of both AS Ajax E II and 2017-D in its consolidated financial statements, and recognizes a non-controlling interest on its consolidated Balance Sheet for the amount of the investment due to the third party investors at March 31, 2018. Additionally, a non-controlling interest in the earnings of both AS Ajax E II and 2017-D is recognized in the Company’s Consolidated Statement of Income for the three months ended March 31, 2018, which consists of the proportionate amount of income attributable to the third party investors.

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
At March 31, 2018, the Company had commitments to purchase, subject to due diligence, 713 RPLs secured by single-family residences with aggregate UPB of $157.1 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its joint venture partners. See Note 14 - Subsequent Events, for remaining open acquisitions as of the filing date.
The Company will also complete its two-step acquisition of an 8% interest in GAFS, with the additional closing date expected to take place at the end of May, 2018, or approximately 121 days after the initial closing date of January 26, 2018. The Company will acquire an additional 3.1% interest in GAFS, and three warrants, each exercisable for a 1.55% interest in GAFS in exchange for consideration of $0.7 million of cash and shares of the Company’s common stock with a value of approximately $0.4 million, with the actual number of shares dependent upon the common stock’s price at the close of trading on the day immediately preceding the date of the additional closing.
Litigation, Claims and Assessments
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2018, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt
Repurchase Agreement
The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”), acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $200.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity the Company has in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has effective control over the assets subject to these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.
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
Additionally, the Company has sold subordinate securities from its mortgage securitizations in repurchase transactions. The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			March 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	February 8, 2018	58,586	58,586	77,065	132%	3.69%
November 21, 2018	November 22, 2017	200,000	1,222	7,812	639%	5.09%
July 12, 2019	July 15, 2016	250,000	187,563	244,791	131%	4.36%
Totals		$534,414	$273,199	$366,567	134%	4.16%

			December 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	December 7, 2017	66,678	66,678	88,904	133%	3.59%
November 21, 2018	November 22, 2017	200,000	3,775	8,215	218%	4.79%
July 12, 2019	July 15, 2016	250,000	180,104	234,724	130%	4.03%
Totals		$542,506	$276,385	$368,742	133%	3.91%
The guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated Balance Sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at March 31, 2018 and December 31, 2017 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	March 31, 2018	December 31, 2017
Gross amount of recognized liabilities	$273,199	$276,385
Gross amount pledged as collateral	366,567	368,742
Net amount	$93,368	$92,357
Secured Borrowings
From inception (January 30, 2014) to March 31, 2018, the Company has completed 12 secured borrowings pursuant to Rule 144A under the Securities Act, seven of which were outstanding at March 31, 2018. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
The Company’s secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest in the trust certificate to a third party, the Company has retained the subordinate notes and the trust certificates from the seven secured borrowings outstanding at March 31, 2018.
The Class A notes for the 2017-D securitization are the only debt securities issued in this securitization, with the Class B certificates representing the residual interests in the mortgages subsequent to repayment of the Class A debt. The 2017-D class A notes carry no step-up in the interest rate. The Company has retained 50% of both the Class A notes and Class B certificates from 2017-D.
The Company's 2017-B securitization carries no provision for a step-up in interest rate on any of the Class A, Class B or Class M notes.
For all of the Company's securitizations the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D as noted above, the Class B notes notes are subordinate, sequential pay, fixed rate notes. The Class M notes issued under 2017-B are mezzanine, sequential pay, fixed rate notes.
For all of the Company's securitizations, except 2017-B and 2017-D which contain no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all securitization notes outstanding at March 31, 2018 at their respective cutoff dates:

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2016-A/ April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1,4)	$7.9 million	5.25%
	Class B-2 notes due 2064(1,4)	$7.9 million	5.25%
	Trust certificates(2)	$41.3 million	—%
	Deferred issuance costs	$(2.7) million	—%

Ajax Mortgage Loan Trust 2016-B/ August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1,4)	$6.6 million	5.25%
	Class B-2 notes due 2065(1,4)	$6.6 million	5.25%
	Trust certificates(2)	$34.1 million	—%
	Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2016-C/ October 2016	Class A notes due 2057	$102.6 million	4.00%
	Class B-1 notes due 2057(1,4)	$7.9 million	5.25%
	Class B-2 notes due 2057(1,4)	$7.9 million	5.25%
	Trust certificates(2)	$39.4 million	—%
	Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2017-A/ May 2017	Class A notes due 2057	$140.7 million	3.47%
	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	Class B-2 notes due 2057(1)	$10.8 million	5.25%
	Trust certificates(2)	$49.8 million	—%
	Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	Class A notes due 2056	$115.8 million	3.16%
	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	Class B-2 notes due 2056(1)	$7.5 million	3.75%
	Trust certificates(2)	$14.3 million	—%
	Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	Class A notes due 2060	$130.2 million	3.75%
	Class B-1 notes due 2060(1)	$13.0 million	5.25%
	Trust certificates(2)	$42.8 million	—%
	Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	Class A notes due 2057(5)	$177.8 million	3.75%
	Class B certificates (5)	$44.5 million	—%
	Deferred issuance costs	$(1.1) million	—%

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.

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

(5)
Ajax Mortgage Loan Trust ("AJAXM") 2017-D is a joint venture in which a third party owns 50% of the Class A notes and 50% of the Class B certificates. We are required to consolidate 2017-D under GAAP and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes, which are held by the third party, are included in Secured borrowings, net. The 50% portion of the Class A notes retained by the Company have been encumbered under a repurchase agreement. 50% of the Class B certificates are recognized as Non-controlling interest.

Servicing for the mortgage loans in the Company’s securitizations is provided by the Servicer at a servicing fee rate of an annual servicing fee rate of 0.65% of outstanding UPB for RPLs at acquisition and 1.25% of outstanding UPB for loans that are non-performing at acquisition, and is paid monthly. For certain of the Company’s joint ventures, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The determination of RPL or NPL status is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at March 31, 2018 and December 31, 2017, and the securitization cutoff date:

	Balances at March 31, 2018				Balances at December 31, 2017				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2016-A	109,513	79,698		137%	110,585	82,556		134%	158,485		101,431
2016-B	92,656	69,977		132%	93,772	71,361		131%	131,746	(1)	84,430
2016-C	112,814	83,626		135%	116,357	88,400		132%	157,808		102,575
2017-A	169,048	123,087		137%	170,805	126,507		135%	216,413		140,669
2017-B	141,006	112,232		126%	143,799	115,846		124%	165,850		115,846
2017-C	154,612	125,378		123%	157,015	129,191		122%	185,942		130,159
2017-D	174,633	76,335	(3)	229%	203,870	88,903	(3)	229%	203,870	(2)	88,903
	$954,282	$670,333	(4)	142%	$996,203	$702,764	(4)	142%	$1,584,577		$968,812

(1)	Includes $1.9 million of cash collateral.

(2)	Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.

(3)
The gross amount of senior bonds at March 31, 2018 and December 31, 2017 were $152.7 million and $177.8 million however, only $76.3 million and $88.9 million are reflected in Secured borrowings, net as the remainder is owned by the Company, respectively.

(4)	This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $7.8 million and $8.8 million as of March 31, 2018 and December 31, 2017, respectively.

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.
Convertible Senior Notes
On April 25, 2017, the Company completed the issuance and sale of $87.5 million aggregate principal amount of its 7.25% convertible senior notes due 2024 in an underwritten public offering. The net proceeds to the Company from the sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $84.9 million. The carrying amount of the equity component of the transaction was $2.5 million representing the fair value to the notes' owners of the right to convert the notes into shares of the Company's common stock. The notes were issued at a 17.5% conversion premium and bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2017.
On August 18, 2017, the Company completed the public offer and sale of an additional $20.5 million in aggregate principal amount of its 7.25% Convertible senior notes due 2024, which combined with the $87.5 million aggregate principal amount from its April offering, form a single series of notes. The net proceeds to the Company from the August 18, 2017 sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $20.5 million. The carrying amount of the equity component of the August transaction was $0.2 million representing the fair value to the notes' owners of the right to convert the notes into shares of the Company's common stock.

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
The conversion rate currently equals 1.6315 shares of the Company's common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $15.32 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of March 31, 2018, the amount by which the if-converted value falls short of the principal value for the entire series is $12.5 million.
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
At March 31, 2018, the notes' UPB was $108.0 million, and discount and deferred expenses were $5.2 million. Interest expense of $2.2 million was recognized during the quarter ended March 31, 2018 which includes $0.2 million of amortization of discount and deferred expenses. The discount will be amortized through April 30, 2023, the date at which the notes can be converted. The effective interest rate of the notes at March 31, 2018 was 8.65%.

Note 9 — Related Party Transactions
The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

	For the three months ended March 31, 2018
	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$2,469
Management fee	Related party expense – management fee	Thetis	$1,532
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	$89
Expense reimbursements	Other fees and expenses	Gregory	$32
Expense reimbursements	Other fees and expenses	Thetis	$—

	For the three months ended March 31, 2017
	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$1,881
Management fee	Related party expense – management fee	Thetis	$1,072
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	$37
Expense reimbursements	Other fees and expenses	Gregory	$16
Expense reimbursements	Other fees and expenses	Thetis	$3

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

	As of March 31, 2018
	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$18,627
Investment in subordinated debt securities	Investment in debt securities	Oileus Residential Loan Trust	$6,218
Management fee payable	Management fee payable	Thetis	$762
Servicing fees payable	Accrued expenses and other liabilities	Gregory	$720
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	$—

	As of December 31, 2017
	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$17,005
Investment in subordinated debt securities	Investment in debt securities	Oileus Residential Loan Trust	$6,285
Management fee payable	Management fee payable	Thetis	$750
Servicing fees payable	Accrued expenses and other liabilities	Gregory	$217
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	$—
In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party. These notes have a stated final maturity of October 25, 2056. At March 31, 2018, these securities were carried on the Company’s consolidated balance sheet at an amortized cost basis of $6.2 million, which approximates fair value. The Company made a decision previously to transfer these notes to available-for-sale status in anticipation of reinvesting the proceeds from any sale into additional mortgage loans. Accordingly, the carrying amount of the investment was transferred from held-to-maturity to available for sale status during 2017. For the three months ended March 31, 2018, the Company recorded unrealized losses of $0.1 million, which are reflected in the Company's consolidated statements of comprehensive income.
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
Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the Manager. The base management fee equals 1.5% of the Company's stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, per annum and calculated and payable quarterly in arrears.

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
Servicing fees range from 0.65% to 1.25% annually of current UPB (or the fair market value or purchase price of REO the Company owns or acquires), and are paid monthly. For certain of the Company’s joint ventures, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. The fees are determined based on the loan’s status at acquisition and do not change if a performing loan becomes non-performing or vice versa.
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
If the Servicing Agreement has been terminated other than for cause and/or the Servicer terminates the servicing agreement, the Company will be required to pay a termination fee equal to the aggregate servicing fees payable under the servicing agreement for the immediate preceding 12-month period. See Note 14 - Subsequent events.
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

Note 10 — Stock-based Payments and Director Fees
Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of its common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the quarter ended March 31, 2018 of $1.5 million, of which the Company recorded $0.8 million in 49,156 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions, with 49,156 shares still issuable at March 31, 2018. See Note 9 — Related party transactions.
In addition, each of the Company’s independent directors receives an annual retainer of $75,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts):
Management Fees and Director Fees

	For the three months ended March 31,
	2018		2017
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	49,156	763	21,075	$322
Independent director fees	2,416	38	2,456	38
Totals	51,572	$801	23,531	$360

(1)	All management fees and independent director fees are fully expensed in the period in which the underlying expense is incurred.
Restricted Stock
Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period upon initial appointment to the Company’s Board. On August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2017 by forfeitures of 4,000 shares and in 2018 by forfeitures of 2,666 shares; and on July 24, 2017, the Company granted 39,000 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. The 2017 grant also includes a provision whereby the shares vest automatically upon the death of the grantee. Grants of restricted stock to officers of the Company use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates is determined using the stock price as of the date at which the counterparty's performance is complete.
In the first quarter of 2018, the Company’s Board of Directors approved the issuance of 3,000 shares of stock to each independent director, with half of the shares vesting immediately and the other half subject to a one-year vesting period.

The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except share and per share amounts):

	Total Grants		Activity		Non-vested shares at March 31, 2018		Fully-vested shares at March 31, 2018
Three months ended March 31, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the year	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	—	$—	—	$—	10,000	$14.61
Employee and Service Provider Grant, granted 2016(2,4)	146,334	1,978	—	140	96,667	13.50	49,667	13.50
Employee and Service Provider Grant, granted 2017(3)	39,000	538	—	45	39,000	13.95	—	—
Totals	195,334	$2,662	—	$185	135,667	$13.63	59,667	$13.69

(1)	Vesting period is one year from grant date. Grant is fully vested at March 31, 2018.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2018 is 1.4 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2018 is 2.3 years.

(4)	Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666.

	Total Grants		Activity		Non-vested shares at March 31, 2017		Fully-vested shares at March 31, 2017
Three months ended March 31, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the year	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	—	$7	2,000	$13.79	8,000	$13.79
Employee and Service Provider Grant, granted 2016(2)	153,000	2,042	—	169	153,000	13.50	—	—
Totals	163,000	$2,188	—	$176	155,000	$13.50	8,000	$13.79

(1)	Vesting period is one year from grant date. Weighted average remaining life of grant at March 31, 2017 is 0.3 years.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2017 is 2.4 years.
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
For the three months ended March 31, 2018, the Company’s consolidated taxable income was $6.8 million; and provisions for income taxes of $16,000. For the three months ended March 31, 2017, the Company’s consolidated Taxable Income was $7.1 million; and provisions for income taxes of $1,000. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at March 31, 2018 or 2017. The Company also recorded no interest or penalties for the three months ended March 31, 2018 and 2017.

Note 12 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except share and per share amounts):

	For the three months ended March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$7,665	18,508,089
Allocation of earnings to participating restricted shares	(88)	—
Consolidated net income attributable to unrestricted common stockholders	$7,577	18,508,089	$0.41
Effect of dilutive securities
Operating Partnership units	259	624,106
Restricted stock grants and Manager and director fee shares	88	215,747
Interest expense (add back) and assumed conversion of shares from convertible senior notes	2,142	7,047,216
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$10,066	26,395,158	$0.38

	For the three months ended March 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$8,409	17,976,710
Allocation of earnings to participating restricted shares	(88)	—
Consolidated net income attributable to unrestricted common stockholders	$8,321	17,976,710	$0.46
Effect of dilutive securities
Operating Partnership units	289	624,106
Restricted stock grants and Manager and director fee shares	88	190,415
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$8,698	18,791,231	$0.46

Note 13 — Equity
Common stock
As of March 31, 2018 and December 31, 2017 the Company had 18,686,420 and 18,588,228 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each year end.
Preferred stock
The Company had no shares of preferred stock outstanding at March 31, 2018 and December 31, 2017. There were 25,000,000 shares authorized as of March 31, 2018 and December 31, 2017.
Dividend Reinvestment Plan
The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the three months ended March 31, 2018 and 2017, 3,838 and 2,599 shares, respectively, were issued under the plan for total proceeds of approximately $52,000 and $33,000, respectively.
At-the-Market Offering
The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2018 and 2017 no shares were sold under the at-the-market program.

Accumulated Other Comprehensive Income (Loss)
The Company recognizes temporary holding gains or losses on its investment in debt securities as components of Other comprehensive income (loss). Accumulated other comprehensive income (loss) at March 31, 2018 and December 31, 2017 was as follows ($ in thousands):

	March 31, 2018	December 31, 2017
Investment in debt securities:
Unrealized gains	$9	$9
Unrealized losses	(352)	(242)
Accumulated other comprehensive loss	$(343)	$(233)
Non-controlling Interest
At March 31, 2018, the Company had non-controlling interests attributable to ownership interests by three legal entities.
The Company’s Operating Partnership, which is majority-owned by the Company, had 624,106 partnership units held by an independent third party at March 31, 2018 and December 31, 2017. The Company consolidates the assets, liabilities, revenues and expenses of the Operating Partnership.
During the year ended December 31, 2017, the Company established AS Ajax E II LLC, to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of March 31, 2018 the Company has retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.
During the year ended December 31, 2017, the Company established 2017-D, a securitization trust, which is 50% held by an institutional investor. As of March 31, 2018 the Company has retained 50% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

Note 14 — Subsequent Events
Loan Acquisitions
On April 26, 2018 the Company closed Ajax Mortgage Loan Trust 2018-A ("2018-A"), a joint venture with two independent third parties, which issued an aggregate of $128.0 million of senior securities and retained $32.0 million of equity issued with respect to $160.0 million UPB of mortgage loans.  Ninety-four percent of the UPB was RPLs, and 6.0% was NPLs.  The senior securities represent 80% of the UPB of the underlying mortgage loans. The securities may be sold by any party at a future date. The Company retained a 9.4% interest and expects to account for 2018-A as an equity-method investee. Subsequently, the Company acquired for the account of 2018-A an additional 42 RPLs with an aggregate UPB of $13.2 million in one transaction from a single seller. The loans were acquired at 87.5% of UPB and 61.8% of the estimated market value of the underlying collateral value of $18.7 million. The Company has also agreed to acquire for the account of 2018-A, subject to due diligence, 810 RPLs and 49 NPLs, with UBP of $138.3 million and $5.8 million, respectively, in three transactions from three different sellers. The RPL price equals 92.1% of UPB and 57.1% of the underlying collateral value of $223.0 million. The NPL price equals 57.5% of UPB and 39.6% of the underlying collateral value of $8.5 million.
Additionally, the Company has also agreed to acquire, subject to due diligence, 85 RPLs and 504 NPLs with UPB of $18.1 million and $123.7 million, respectively, in three transactions from three different sellers. The purchase price of the RPLs equals 91.9% of UPB and 60.0% of the estimated market value of the underlying collateral of $27.8 million. The purchase price of the NPLs equals 79.5% of UPB and 63.2% of the estimated market value of the underlying collateral of $155.6 million. Some of these loans may be acquired through a joint venture with institutional investors.
Dividend Declaration
On April 23, 2018, the Company’s Board of Directors declared a dividend of $0.30 per share, to be paid on May 30, 2018 to stockholders of record as of May 15, 2018.
Management Fees
On May 2, 2018, the Company issued 49,156 shares of its common stock to the Manager in payment of the portion of the base management fee which is payable in common stock for the first quarter of 2018 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2018.
Directors’ Retainer

On May 2, 2018, the Company issued to each of its four independent directors 604 shares of its common stock in payment of half of their quarterly director fees for the first quarter of 2018.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this annual report, including those set forth under “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations";

•	our ability to implement our business strategy;

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
Overview
Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target RPLs, including residential mortgage loans and SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. The SBC loans that we opportunistically purchase or originate have a principal balance of up to $5 million and are secured by multi-family residential and commercial mixed use retail/residential properties. Purchased SBC loans are generally RPLs on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, we may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, through a direct acquisition. We may also target investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs either directly or with joint venture partners. We own a 19.8% equity interest in the Manager and a 4.9% equity interest in the parent company of our Servicer. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced the Servicer, also an affiliated company.
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
In February 2018, we formed AJX Commercial Properties I to hold multi-family residential properties held as rentals. AJX Commercial Properties I is a wholly-owned subsidiary of the Operating Partnership.
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
Our Portfolio
The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of March 31, 2018 and December 31, 2017 ($ in millions):

	March 31, 2018	December 31, 2017
RPL Residential Mortgage Loans	$1,187.3	$1,190.0
RPL SBC Loans	7.9	8.6
Originated SBC Loans	11.7	11.6
NPLs	40.2	43.3
REO	29.0	26.2
Total Real Estate Assets	$1,276.1	$1,279.7
We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.
Market Trends and Outlook
We believe that certain cyclical trends continue to drive a significant realignment within the mortgage sector. These trends and their effects include:

•	low interest rates and elevated operating costs resulting from new regulatory requirements that continue to drive sales of residential mortgage assets by banks and other mortgage lenders;

•	declining home ownership due to rising prices, low inventory and increased down payment requirements that have increased the demand for single-family and multi-family residential rental properties;

•	rising home prices are increasing homeowner equity and reducing the incidence of strategic default;

•	low interest rates combined with rising prices has resulted in millions of homeowners being in the money to refinance;

•	the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets;

•	the lack of a robust market for non-conforming mortgage loans in the aftermath of the financial crisis; and

•	increases in interest rates will result in lower refinancing volume and home prices increases will slow.
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
We believe that investments in residential RPLs with positive equity provide the optimal investment value. As a result, we are currently focusing on acquiring pools of RPLs, though we may acquire NPLs, either directly or with joint venture partners, if attractive opportunities exist.
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
Factors That May Affect Our Operating Results
Acquisitions. Our operating results depend heavily on sourcing residential RPLs and SBC loans and, when attractive opportunities are identified, of NPLs. We believe that there is currently a large supply of RPLs available to us for acquisition and we believe the available supply provides for a steady acquisition pipeline of assets since large institutions are active sellers in the market. We expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of loans not acquired typically constitutes a small portion of a particular portfolio. In any case where we do not acquire the full portfolio, we make appropriate adjustments to the applicable purchase price.
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
Critical Accounting Policies and Estimates
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, and other subjective assessments. In particular, we have identified three policies that, due to the judgment and estimates inherent in those policies, are critical to understanding our consolidated financial statements. These policies relate to (i) accounting for Interest income on our mortgage loan portfolio; (ii) accounting for Interest expense on our secured borrowings; and (iii) accounting for Interest expense on our borrowings under repurchase agreements. We believe that the judgment and estimates used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments or estimates could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to the Critical accounting policies in our Form 10-K for our calendar year ended December 31, 2017, as there have been no changes to these policies.
Recent Accounting Pronouncements
Refer to the notes to our interim financial statements for a description of relevant recent accounting pronouncements.
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
Results of Operations
For the three months ended March 31, 2018, we had net income attributable to common stockholders of $7.7 million, or $0.41 per share, for basic and $0.38 for diluted common shares. For the three months ended March 31, 2017, we had net income attributable to common stockholders of $8.4 million, or $0.46 per share, for both basic and diluted common shares. Key items for the three months ended March 31, 2018 include:

•	Purchased $17.6 million of RPLs with an aggregate UPB of $19.7 million and underlying collateral value of $32.4 million.

•	Interest income from mortgage loans and investments portfolio of $25.6 million; net interest income of $13.1 million.

•	Net income attributable to common stockholders of $7.7 million.

•	Basic earnings per share of $0.41 per share.

•	Taxable income of $0.37 per share.

•	Book value per share of $15.53 at March 31, 2018.

•	Collected $50.4 million on our mortgage loan and REO portfolios through payments, payoffs and sales of REO.

•	Held $47.5 million of cash and cash equivalents at March 31, 2018.

Table 1: Results of Operations

	For the three months ended March 31,
($ in thousands)	2018	2017
INCOME
Interest income	$25,591	$20,807
Interest expense	(12,494)	(7,651)
Net interest income	13,097	13,156
Income from investment in Manager	135	49
Other income	1,511	462
Total income	$14,743	$13,667
EXPENSE
Related party expense – loan servicing fees	$2,469	$1,881
Related party expense – management fees	1,532	1,072
Loan transaction expenses	355	525
Professional fees	609	480
Real estate operating expenses	449	324
Other expense	991	686
Total expense	6,405	4,968
Income before provision for income taxes	$8,338	$8,699
Provision for income taxes	16	1
Consolidated net income	$8,322	$8,698
Less: consolidated net income attributable to the non-controlling interest	657	289
Consolidated net income attributable to common stockholders	$7,665	$8,409
Net Interest Income
Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Net interest income decreased to $13.1 million for the three months ended March 31, 2018 from $13.2 million for the three months ended 2017. The key driver of decreased net interest income was higher interest expense due to the issuance of our Convertible senior notes (the “notes”). Overall funding costs have decreased recently as we have continued to take advantage of favorable market conditions for issuing our senior notes in secured borrowing transactions. We continue to see a high volume of payoffs as borrowers continue to refinance or sell the underlying property. Additionally, we continue to experience duration extension in other cohorts of our RPL portfolio resulting from materially lower than expected delinquencies and higher expected future cash flows in the form of interest and principal payments. This results in a significant aggregate increase in expected future cash flows for these loans but a lower current yield and lower expected current period income. The increase in the quality of the portfolio has resulted in a lower cost of funds on our securitization transactions. The average balance of our mortgage loan portfolio increased to $1,251.9 million for the three months ended March 31, 2018 from $861.0 million for the three months ended March 31, 2017. Additionally, we collected $50.4 million in cash payments and proceeds on our mortgage loans and REO held-for-sale for the three months ended March 31, 2018 compared to collections of $36.2 million for the three months ended 2017.
The interest income detail for the three months ended March 31, 2018 and 2017 are included in the table below ($ in thousands):

Table 2: Interest income detail

	For the three months ended March 31,
	2018	2017
Accretable yield recognized on credit impaired loans	$25,226	$20,554
Interest income earned on originated SBC loans	219	—
Other Interest Income	141	252
Bank Interest Income	5	1
Total Interest Income	$25,591	$20,807

The average yield on our mortgage loan portfolio declined for the three months ended March 31, 2018 and 2017 primarily due to an increase in the percentage of RPLs that have remained performing. RPLs generally have a longer duration than NPLs resulting in increased expected principal and interest collections over the life of the loan but lower current period income as cash collections occur over a longer period.
The average balance of our mortgage loan portfolio and debt outstanding for the three months ended March 31, 2018 and 2017 are included in the table below ($ in thousands):
Table 3: Average Balances

	For the three months ended March 31,
	2018	2017
Mortgage loan portfolio(1)	$1,251,860	$860,957
Total debt	$1,064,490	$669,938

(1)	The 2018 average balance for the mortgage loan portfolio is calculated using daily activity. Prior periods are calculated using monthly averages.
Other Income
Other income increased for the three months ended March 31, 2018 as compared to the three months ended 2017 due to increased fee income from the federal government's Home Affordable Modification Program ("HAMP"), increases in late fee collections and higher gains on sales of REO properties. A breakdown of Other income is provided in the table below ($ in thousands):
Table 4: Other Income

	For the three months ended March 31,
	2018	2017
HAMP fees	$604	$101
Net gain on sale of Property held-for-sale	582	109
Late fee income	189	150
Other income	80	11
Income from equity investments	56	91
Total Other Income	$1,511	$462

Expenses
Total expenses for the three months ended March 31, 2018 increased from the three months ended 2017 due to overall growth in the portfolio. Loan servicing fees and Management fee increased in March 31, 2018 relative to 2017 due to continued growth in the Company’s asset and equity bases. Professional fees increased over the three months ended 2018 and 2017 due to increases in the volume of underlying transactions. A breakdown of Expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	For the three months ended March 31,
	2018	2017(1)
Related party expense – loan servicing fees	$2,469	$1,881
Related party expense – management fee	1,532	1,072
Other expense	991	686
Professional fees	609	480
Real estate operating expenses	449	324
Loan transaction expense	355	525
Total expenses	$6,405	$4,968

(1)	Includes reclass of prior servicer servicing fee from Related party expense - loan servicing fee to Other Expense.
Other expense increased for the three months ended March 31, 2018, primarily due to restricted stock granted to our employees and service providers, increases in borrowing related expenses and travel expenses. Our borrowing related expenses consist primarily of costs of maintaining current BPOs for properties and loans used as collateral under the terms of our repurchase lines of credit. Travel expense is primarily incurred during due diligence prior to and subsequent to portfolio acquisition. Professional fees increased primarily as tax and audit related fees increased due to the growing number of acquired portfolios and our increased size and complexity. A breakdown of other expense is provided in the table below ($ in thousands):
Table 6: Other Expense

	For the three months ended March 31,
	2018	2017(1)
Borrowing related expenses	$222	$170
Employee and service provider share grants	185	169
Travel, meals, entertainment	133	55
Insurance	130	135
Other expense	125	64
Directors' fees and grants	83	64
Prior servicer servicing fees	75	—
Taxes and regulatory expense	27	13
Communications	11	16
Total other expense	$991	$686

(1)	Includes reclass of prior servicer servicing fee from Related party expense - loan servicing fee to Other Expense.
Equity and Net Book Value per Share
Our net book value per share was $15.53 and $15.45 at March 31, 2018 and December 31, 2017, respectively, an increase of $0.08 due primarily to the $2.1 million net increase in equity from our earnings after subtracting the effect of dividends paid, and partially from the issuance of shares for partial ownership interest in GAFS, offset by higher distributions to non-controlling interests. While GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the notes into shares of common stock, and the subtraction of non-controlling equity interests, by total adjusted shares outstanding, which include OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock) and shares for Manager and director fees which were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Share

	March 31, 2018	December 31, 2017
Outstanding shares	18,686,420	18,588,228
Adjustments for:
Operating partnership units	624,106	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	51,572	51,082
Conversion of convertible senior notes into shares of common stock	7,047,216	7,047,216
Total adjusted shares outstanding	26,409,314	26,310,632

Equity at period end	$319,643	$317,438
Net increase in equity from expected conversion of convertible senior notes	105,313	105,313
Net adjustment for equity due to non-controlling interests	(14,833)	(16,314)
Adjusted equity	$410,123	$406,437
Book value per share	$15.53	$15.45

Mortgage Loan Portfolio
For the three months ended March 31, 2018, we acquired 87 RPLs for an acquisition price of $17.6 million. For the three months ended March 31, 2017, we acquired 24 RPLs for an acquisition price of $3.1 million. No NPLs were acquired during the three months ended March 31, 2018 and 2017.
The following table shows loan portfolio acquisitions for the three months ended March 31, 2018, and 2017 ($ in thousands):
Table 8: Loan Portfolio Acquisitions (excludes loan originations)

	For the three months ended March 31,
	2018	2017
RPLs
Count	87	24
UPB	$19,699	$3,445
Purchase price	$17,566	$3,143
Purchase price % of UPB	89.2%	91.2%
During the three months ended March 31, 2018, 149 mortgage loans, representing 1.6% of our ending UPB, were liquidated. Comparatively, during the three months ended 2017, 89 mortgage loans, representing 1.6% of our ending UPB, were liquidated. Our loan portfolio activity for the three months ended March 31, 2018 and 2017 are presented below ($ in thousands):
Table 9: Loan Portfolio Activity

	For the three months ended March 31,
	2018	2017
Beginning carrying value(1)	$1,253,541	$869,091
Mortgage loan portfolio acquisitions, net cost basis	17,566	5,572
Draws on SBC loans	117	—
Accretion recognized	25,226	20,554
Payments received, net	(45,467)	(32,020)
Reclassifications to REO	(3,958)	(8,100)
Other	188	350
Ending carrying value	$1,247,213	$855,447

(1)	Beginning carrying value for January 1, 2017 has been presented net of $1.5 million of borrower advances reclassified to Prepaid expenses and other assets.
Table 10: Portfolio Composition
As of March 31, 2018 and December 31, 2017, our portfolios consisted of the following ($ in thousands):

March 31, 2018(1)		December 31, 2017(1)
No. of Loans	6,840	No. of Loans	6,901
Total UPB	$1,448,313	Total UPB	$1,465,223
Interest-Bearing Balance	$1,355,418	Interest-Bearing Balance	$1,370,563
Deferred Balance(2)	$92,895	Deferred Balance(2)	$94,660
Market Value of Collateral(3)	$1,942,170	Market Value of Collateral(3)	$1,954,661
Price/Total UPB(4)	81.1%	Price/Total UPB(4)	81.0%
Price/Market Value of Collateral	61.8%	Price/Market Value of Collateral	61.7%
Weighted Average Coupon	4.36%	Weighted Average Coupon	4.33%
Weighted Average LTV(5)	87.5%	Weighted Average LTV(5)	88.0%
Weighted Average Remaining Term (months)	321	Weighted Average Remaining Term (months)	324
No. of first liens	6,819	No. of first liens	6,879
No. of second liens	21	No. of second liens	22
No. of Rental Properties	15	No. of Rental Properties	14
Market Value of Rental Properties	$6,087	Market Value of Rental Properties	$1,838
Capital Invested in Rental Properties	$5,325	Capital Invested in Rental Properties	$1,353
Price/Market Value of Rental Properties	87.5%	Price/Market Value of Rental Properties	73.6%
RPLs loans	95.9%	RPLs loans	95.6%
NPLs loans	3.2%	NPLs loans	3.5%
Originated SBC loans	0.9%	Originated SBC loans	0.9%
No. of Other REO	136	No. of Other REO	136
Market Value of Other REO(6)	$26,816	Market Value of Other REO(6)	$28,080

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

(4)
At March 31, 2018 and December 31, 2017, our loan portfolio consists of fixed rate (58.5% of UPB), ARM (10.0% of UPB) and Hybrid ARM (31.5% of UPB); and fixed rate (58.1% of UPB), ARM (10.2% of UPB) and Hybrid ARM (31.7% of UPB), respectively.

(5)	UPB as of March 31, 2018 and December 31, 2017, divided by market value of collateral and weighted by the UPB of the loan.

(6)	Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, BPOs, or other market indicators of fair value including list price or contract price.
Table 11: Portfolio Characteristics
The following tables present certain characteristics about our mortgage loans by year of origination as of March 31, 2018 and December 31, 2017, respectively ($ in thousands):

Portfolio at March 31, 2018

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	538	4,103	1,819	357	23
Unpaid principal balance	$123,050	$980,472	$316,483	$27,504	$804
Mortgage loan portfolio by year of origination	8.5%	67.7%	21.9%	1.9%	—%
Loan Attributes:
Weighted average loan age (months)	81.4	133.8	164.6	239.7	374.6
Weighted Average loan-to-value	82.0%	91.2%	77.0%	64.9%	25.7%
Delinquency Performance:
Current	58.2%	55.3%	55.2%	48.1%	44.3%
30 days delinquent	9.5%	12.8%	13.2%	15.2%	13.5%
60 days delinquent	7.3%	8.9%	8.4%	10.9%	16.2%
90+ days delinquent	16.5%	16.9%	18.3%	18.7%	22.4%
Foreclosure	8.5%	6.1%	4.9%	7.1%	3.6%
Portfolio at December 31, 2017

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	544	4,129	1,833	371	24
Unpaid principal balance	$124,301	$991,242	$320,487	$28,358	$835
Mortgage loan portfolio by year of origination	8.5%	67.7%	21.9%	1.9%	0.1%
Loan Attributes:
Weighted average loan age (months)	73.6	130.8	161.6	237.5	371.3
Weighted Average loan-to-value	82.2%	91.9%	77.6%	64.2%	25.5%
Delinquency Performance:
Current	58.3%	58.6%	60.6%	47.9%	51.6%
30 days delinquent	9.9%	12.5%	11.9%	13.8%	10.8%
60 days delinquent	8.0%	7.8%	8.4%	8.7%	18.1%
90+ days delinquent	13.6%	15.0%	13.2%	21.1%	16.1%
Foreclosure	10.2%	6.1%	5.9%	8.5%	3.4%

Table 12: Loans by State
The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at March 31, 2018 and December 31, 2017 ($ in thousands):

March 31, 2018						December 31, 2017
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	1,137	411,457	28.4%	586,933	30.2%	CA	1,124	410,510	28.0%	581,838	29.8%
FL	804	151,020	10.4%	190,502	9.8%	FL	813	153,418	10.5%	191,298	9.8%
NY	333	111,080	7.7%	165,913	8.5%	TX	460	48,238	3.3%	79,820	4.1%
NJ	294	75,540	5.2%	90,208	4.6%	GA	383	52,926	3.6%	63,587	3.3%
MD	280	70,238	4.8%	79,906	4.1%	NY	341	114,223	7.8%	170,154	8.7%
MA	220	49,726	3.4%	65,226	3.4%	NJ	301	79,403	5.4%	95,765	4.9%
TX	453	48,019	3.3%	80,289	4.1%	NC	286	41,703	2.8%	52,807	2.7%
IL	216	46,460	3.2%	51,633	2.7%	MD	280	70,691	4.8%	80,029	4.1%
VA	216	47,101	3.3%	59,133	3.0%	MA	223	50,371	3.4%	66,679	3.4%
GA	386	53,536	3.7%	64,940	3.3%	IL	221	47,508	3.2%	52,362	2.7%
NC	283	41,508	2.9%	52,640	2.7%	VA	219	47,611	3.2%	59,924	3.1%
WA	139	32,878	2.3%	46,666	2.4%	PA	191	21,270	1.5%	28,317	1.4%
AZ	181	30,791	2.1%	37,534	1.9%	AZ	180	30,560	2.1%	36,862	1.9%
NV	130	26,921	1.9%	31,995	1.6%	SC	145	19,330	1.3%	26,258	1.3%
PA	187	21,079	1.5%	27,915	1.4%	WA	137	33,049	2.3%	46,187	2.4%
SC	142	18,940	1.3%	25,753	1.3%	TN	133	15,424	1.1%	22,005	1.1%
CO	74	15,047	1.0%	24,498	1.3%	NV	130	27,143	1.9%	31,918	1.6%
MI	116	18,174	1.3%	26,892	1.4%	OH	121	15,005	1.0%	16,897	0.9%
TN	130	15,119	1.0%	21,750	1.1%	MI	120	18,773	1.3%	27,949	1.4%
OH	119	14,705	1.0%	16,623	0.9%	IN	106	11,075	0.8%	13,422	0.7%
OR	68	13,572	0.9%	19,594	1.0%	MO	82	10,729	0.7%	13,142	0.7%
CT	67	12,345	0.9%	15,228	0.8%	CO	76	15,756	1.1%	25,263	1.3%
IN	106	11,010	0.8%	13,422	0.7%	OR	70	13,763	0.9%	20,013	1.0%
UT	63	10,274	0.7%	14,926	0.8%	CT	67	12,392	0.8%	15,228	0.8%
MN	65	11,622	0.8%	14,737	0.7%	MN	66	11,773	0.8%	14,910	0.8%
MO	82	10,656	0.7%	13,177	0.4%	UT	66	10,827	0.7%	15,425	0.8%
AL	52	6,553	0.5%	7,547	0.5%	LA	64	6,641	0.5%	10,052	0.5%
LA	62	6,359	0.4%	9,687	0.4%	AL	51	6,436	0.4%	7,393	0.4%
WI	43	6,364	0.4%	7,478	0.4%	KY	44	5,538	0.4%	6,709	0.3%
DE	33	6,289	0.4%	7,015	0.4%	WI	43	6,403	0.4%	7,478	0.4%
DC	21	5,528	0.4%	8,649	0.3%	OK	39	3,651	0.2%	5,096	0.3%
KY	42	5,068	0.3%	6,289	0.6%	DE	34	6,552	0.4%	7,390	0.4%
HI	23	8,637	0.6%	12,109	0.3%	NM	27	4,443	0.3%	5,158	0.3%
NM	27	4,428	0.3%	5,158	0.3%	MS	25	2,603	0.2%	3,092	0.2%
RI	20	4,362	0.3%	5,068	0.3%	HI	24	8,748	0.6%	12,679	0.6%
NH	22	3,902	0.3%	5,582	0.2%	NH	22	3,912	0.3%	5,582	0.3%
OK	37	3,056	0.2%	4,726	0.2%	KS	21	1,596	0.1%	2,412	0.1%
MS	25	2,587	0.2%	3,092	0.2%	RI	21	4,575	0.3%	5,238	0.3%
ME	12	1,720	0.1%	1,958	0.2%	WV	21	3,037	0.2%	3,780	0.2%
ID	16	2,023	0.1%	3,298	0.2%	DC	20	5,282	0.4%	8,369	0.4%
KS	20	1,470	0.1%	2,312	0.2%	IA	20	1,891	0.1%	2,339	0.1%
WV	19	2,695	0.2%	3,374	0.2%	AR	19	1,670	0.1%	2,066	0.1%
PR	9	1,091	0.1%	1,399	0.1%	ID	16	2,032	0.1%	3,298	0.2%
AR	18	1,580	0.1%	1,943	0.1%	ME	12	1,718	0.1%	1,958	0.1%
IA	20	1,879	0.1%	2,339	0.1%	PR	9	1,098	0.1%	1,399	0.1%
SD	4	730	0.1%	928	0.1%	NE	6	742	0.1%	896	—%

March 31, 2018						December 31, 2017
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
MT	4	614	0.1%	905	0.1%	WY	5	609	0.1%	760	—%
WY	5	606	0.1%	760	0.1%	MT	4	620	0.1%	905	—%
AK	4	508	0.1%	760	0.1%	SD	4	733	0.1%	928	—%
VT	2	472	—%	465	0.1%	AK	4	511	0.1%	760	—%
NE	6	739	—%	896	0.1%	ND	3	239	—%	400	—%
ND	3	235	—%	400	0.1%	VT	2	472	—%	465	—%
	6,840	1,448,313	100%	1,942,170	100%		6,901	1,465,223	100%	1,954,661	100%

(1)	As of date of acquisition.
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
As of March 31, 2018, substantially all of our invested capital was in RPLs, NPLs and REO property held-for-sale. We also held approximately $47.5 million of cash and cash equivalents, a decrease of $6.2 million from our balance of $53.7 million at December 31, 2017. Our average daily cash balance during the quarter was $51.5 million, an increase of $7.8 million from our average daily cash balance of $43.7 million during the three months ended December 31, 2017.
Our operating cash outflows, including the effect of restricted cash, for the three months ended March 31, 2018 and 2017 were $2.8 million and $1.6 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $15.3 million and $10.7 million for the three months ended March 31, 2018 and 2017, respectively. Operating cash flows are negative for all periods, however, as a result of non-cash interest income accretion of $9.9 million for the three months ended March 31, 2018 and $9.8 million for the three months ended 2017. Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that operating cash flows do not include the cash portion of accretion that we receive through principal payments including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be Investing activities under GAAP, and the cash flows from these activities are included in the Investing section of our Consolidated Statements of Cash Flows.
For the three months ended March 31, 2018, our investing cash inflows of $39.6 million were driven primarily by principal payments on and payoffs of our mortgage loan portfolio, proceeds on the sale of our property held-for-sale and a refund of a deposit on loans that were not purchased, offset by acquisitions of mortgage loans. For the three months ended March 31, 2017, our investing cash inflows of $20.0 million were driven primarily by principal payments on and repayments of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale, offset by net mortgage loan acquisitions. Principal payments, payoffs and proceeds on the sale of our property held-for-sale were $50.4 million and $25.4 million for the three months ended March 31, 2018 and 2017, respectively.
Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our equity offerings. For the three months ended March 31, 2018, we had net financing cash outflows of $43.3 million as we had nominal loan acquisition activity requiring financing but continued to pay down existing debt obligations. For the three months ended 2017, we had net cash outflows from financing activities of $24.8 million driven primarily by the repayments on secured borrowings of $15.5 million to fund mortgage loan acquisitions. For the three months ended March 31, 2018 and 2017 we paid $7.7 million and $4.7 million, respectively, in combined dividends and distributions.
Financing Activities — Equity offerings

For the three months ended March 31, 2018, we did not sell any shares of common stock for proceeds under our At-the-Market Issuance Sales Agreements which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.
Financing Activities — Borrowings and Repurchase Arrangements
During the year ended December 31, 2017, we completed the issuance and sale of $108.0 million aggregate principal amount of our 7.25% Convertible senior notes due 2024, in two underwritten public offerings, with the notes from both offerings forming a single series of notes. Our net proceeds from the sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $105.3 million. The carrying amount of the equity component of both transactions was $2.7 million representing the fair value to the notes' owners of the right to convert the notes into shares of our common stock. The notes bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.
From inception (January 30, 2014) to March 31, 2018, we have completed 12 secured borrowings pursuant to Rule 144A under the Securities Act, seven of which were outstanding at March 31, 2018. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
Our secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the our 2017-D securitization, from which we sold a 50% interest in the residual equity to a third party, we have retained the subordinate notes and the trust certificates from the seven secured borrowings outstanding at March 31, 2018.
The Class A notes for the 2017-D securitization are the only debt securities issued in this securitization, with the Class B certificates representing the residual interests in the mortgages subsequent to repayment of the Class A debt. The 2017-D class A notes carry no step-up in the interest rate. We have retained 50% of both the Class A notes and Class B certificates from 2017-D.
Our 2017-B securitization carries no provision for a step-up in interest rate on any of the Class A, Class B or Class M notes.
For all of our securitizations the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D as noted above, the Class B notes notes are subordinate, sequential pay, fixed rate notes. The Class M notes issued under 2017-B are mezzanine, sequential pay, fixed rate notes.
For all of the our securitizations, except 2017-B and 2017-D which contain no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all outstanding securitization notes at their respective cutoff dates as of March 31, 2018:
Table 13: Securitizations

Issuing Trust/Issue Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2016-A/ April 2016	Class A notes due 2064	$101.4 million	4.25%
	Class B-1 notes due 2064(1,4)	$7.9 million	5.25%
	Class B-2 notes due 2064(1,4)	$7.9 million	5.25%
	Trust certificates(2)	$41.3 million	—%
	Deferred issuance costs	$(2.7) million	—%

Ajax Mortgage Loan Trust 2016-B/ August 2016	Class A notes due 2065	$84.4 million	4.00%
	Class B-1 notes due 2065(1,4)	$6.6 million	5.25%
	Class B-2 notes due 2065(1,4)	$6.6 million	5.25%
	Trust certificates(2)	$34.1 million	—%
	Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2016-C/ October 2016	Class A notes due 2057	$102.6 million	4.00%
	Class B-1 notes due 2057(1,4)	$7.9 million	5.25%
	Class B-2 notes due 2057(1,4)	$7.9 million	5.25%
	Trust certificates(2)	$39.4 million	—%
	Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2017-A/ May 2017	Class A notes due 2057	$140.7 million	3.47%
	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	Class B-2 notes due 2057(1)	$10.8 million	5.25%
	Trust certificates(2)	$49.8 million	—%
	Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	Class A notes due 2056	$115.8 million	3.16%
	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	Class B-2 notes due 2056(1)	$7.5 million	3.75%
	Trust certificates(2)	$14.3 million	—%
	Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	Class A notes due 2060	$130.2 million	3.75%
	Class B-1 notes due 2060(1)	$13.0 million	5.25%
	Trust certificates(2)	$42.8 million	—%
	Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	Class A notes due 2057(5)	$177.8 million	3.75%
	Class B certificates (5)	$44.5 million	—%
	Deferred issuance costs	$(1.1) million	—%

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.

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

(5)
AJAXM 2017-D is a joint venture in which a third party owns 50% of the Class A notes and 50% of the Class B certificates. We are required to consolidate 2017-D and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes, which are held by the third party, are included in Secured borrowings, net. The 50% portion of the Class A notes retained by the Company have been encumbered under a repurchase agreement. 50% of the Class B certificates are recognized as Non-controlling interest.

Repurchase Transactions
We entered into two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $200.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also entered into three repurchase facilities substantially similar to the mortgage loan repurchase facilities. However, the pledged assets are the class B bonds and certificates from our securitization transactions. We have effective control over the assets subject to these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.
A summary of our outstanding repurchase transactions at March 31, 2018 and December 31, 2017 follows ($ in thousands):
Table 14: Repurchase Transactions by Maturity Date

			March 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	February 8, 2018	58,586	58,586	77,065	132%	3.69%
November 21, 2018	November 22, 2017	200,000	1,222	7,812	639%	5.09%
July 12, 2019	July 15, 2016	250,000	187,563	244,791	131%	4.36%
Totals		$534,414	$273,199	$366,567	134%	4.16%

			December 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	December 7, 2017	66,678	66,678	88,904	133%	3.59%
November 21, 2018	November 22, 2017	200,000	3,775	8,215	218%	4.79%
July 12, 2019	July 15, 2016	250,000	180,104	234,724	130%	4.03%
Totals		$542,506	$276,385	$368,742	133%	3.91%
As of March 31, 2018, we had $273.2 million outstanding under our repurchase transactions compared to $276.4 million as of December 31, 2017. The maximum month-end balance outstanding during the three months ended March 31, 2018 was $274.9 million, compared to a maximum month-end balance for the three months ended 2017, of $323.1 million. The following table presents certain details of our repurchase transactions for the three months ended March 31, 2018 and December 31, 2017 ($ in thousands):
Table 15:    Repurchase Balances

	Three months ended
	March 31, 2018	December 31, 2017
Balance at the end of period	$273,199	$276,385
Maximum month-end balance outstanding during the year	$274,945	$323,060
Average balance	$275,130	$297,569
The decrease in our average balance from $297.6 million for the three months ended December 31, 2017 to our average balance of $275.1 million for the three months ended March 31, 2018 was due to a net decrease in repurchase financing during the three months ended March 31, 2018, as a result of additional investments in mortgage loans.
As of March 31, 2018 and December 31, 2017, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings and our Senior convertible notes.
We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On April 23, 2018, our Board of Directors declared a dividend of $0.30 per share, to be paid on May 30, 2018 to stockholders of record as of May 15, 2018. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if we distribute a quarterly dividend out of our taxable income on shares of our common stock in excess of 8% (on an annualized basis) of our stock’s book value. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.
Our most recently declared quarterly dividend represents a payment of approximately 7.73% on an annualized basis of our book value of $15.53 per share at March 31, 2018. If future increases in our taxable income drive our dividend rate higher, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment. See Note 9 — Related party transactions.
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
Table 16: Contractual Obligations
A summary of our contractual obligations as of March 31, 2018 and December 31, 2017 is as follows ($ in thousands):

March 31, 2018	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$108,000	$—	$—	$—	$108,000
Borrowings under repurchase agreements	273,199	85,636	187,563	—	—
Interest on convertible senior notes	45,263	8,644	17,511	17,853	1,255
Interest on repurchase agreements	11,020	6,695	4,325	—	—
Total	$437,482	$100,975	$209,399	$17,853	$109,255

December 31, 2017	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$108,000	$—	$—	$—	$108,000
Borrowings under repurchase agreements	276,386	96,282	180,104	—	—
Interest on convertible senior notes	47,414	8,626	17,472	18,558	2,758
Interest on repurchase agreements	12,631	8,787	3,844	—	—
Total	$444,431	$113,695	$201,420	$18,558	$110,758
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
Subsequent Events
On April 23, 2018, our Board of Directors declared a dividend of $0.30 per share, to be paid on May 30, 2018 to common stockholders of record as of May 15, 2018.
On April 26, 2018 we closed Ajax Mortgage Loan Trust 2018-A ("2018-A"), a joint venture with two independent third parties, which issued an aggregate of $128.0 million of senior securities and retained $32.0 million of equity issued with respect to $160.0 million UPB of mortgage loans.  Ninety-four percent of the UPB was RPLs, and 6.0% was NPLs.  The senior securities represent 80% of the UPB of the underlying mortgage loans. The securities may be sold by any party at a future date. We retained a 9.4% interest and expect to account for 2018-A as an equity-method investee. Subsequently, we acquired for the account of 2018-A, an additional 42 RPLs with an aggregate UPB of $13.2 million in one transaction from a single seller. The loans were acquired at 87.5% of UPB and 61.8% of the estimated market value of the underlying collateral value of $18.7 million. We also agreed to acquire for the account of 2018-A, subject to due diligence, 810 RPLs and 49 NPLs, with UBP of $138.3 million and $5.8 million, respectively, in three transactions from three different sellers. The RPL price equals 92.1% of UPB and 57.1% of the underlying collateral value of $223.0 million. The NPL price equals 57.5% of UPB and 39.6% of the underlying collateral value of $8.5 million.
Additionally, we have also agreed to acquire, subject to due diligence, 85 RPLs and 504 NPLs with UPB of $18.1 million and $123.7 million, respectively, in three transactions from three different sellers. The purchase price of the RPLs equals 91.9% of UPB and 60.0% of the estimated market value of the underlying collateral of $27.8 million. The purchase price of the NPLs equals 79.5% of UPB and 63.2% of the estimated market value of the underlying collateral of $155.6 million. Some of these loans may be acquired through a joint venture with institutional investors.
On May 2, 2018, we issued 49,156 shares of our common stock to our Manager in payment of the portion of the base management fee which is payable in common stock for the first quarter of 2018 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2018.
On May 2, 2018, we issued to each of our four independent directors 604 shares of common stock in payment of half of their quarterly director fees for the first quarter of 2018.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from these previously disclosed risk factors.
Item 2. Unregistered Sales of Securities
Unregistered Sales of Equity Securities
On January 26, 2018 we issued 45,938 shares of our common stock as part of our agreement to acquire 8% of GAFS. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
On February 16, 2018 we issued 48,654 shares of our common stock to the Manager in payment of the stock-based portion of the management fee due for the first quarter of 2018 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2017. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
On February 16, 2018 we issued each of our independent directors 607 shares of common stock in partial payment of their quarterly director fees for the first quarter of 2018. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
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

GREAT AJAX CORP.

Date: May 2, 2018	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2018	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)