Form 10-Q
period 2018-06-30
Great Ajax Corp.
filed 2018-08-09
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected note to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒
As of August 8, 2018, 18,821,939 shares of the registrant’s common stock, par value $0.01 per share, were outstanding, which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$34,710	$53,721
Cash held in trust	25	301
Mortgage loans, net(1,4)	1,231,195	1,253,541
Property held-for-sale, net(2)	22,807	24,947
Rental property, net	5,540	1,284
Investments in debt securities at fair value	32,214	6,285
Receivable from servicer	16,473	17,005
Investments in affiliates	9,536	7,020
Loans purchase deposit	—	26,740
Prepaid expenses and other assets	6,856	4,894
Total assets	$1,359,356	$1,395,738
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,3,4)	$633,136	$694,040
Borrowings under repurchase transactions	295,655	276,385
Convertible senior notes, net(3)	102,961	102,571
Management fee payable	770	750
Accrued expenses and other liabilities	4,158	4,554
Total liabilities	1,036,680	1,078,300
Commitments and contingencies – see Note 7
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.01 par value; 125,000,000 shares authorized, 18,770,071 shares at June 30, 2018 and 18,588,228 shares at December 31, 2017 issued and outstanding	188	186
Treasury stock	(151)	—
Additional paid-in capital	257,836	254,847
Retained earnings	39,620	35,556
Accumulated other comprehensive loss	(396)	(233)
Equity attributable to stockholders	297,097	290,356
Non-controlling interests(5)	25,579	27,082
Total equity	322,676	317,438
Total liabilities and equity	$1,359,356	$1,395,738

(1)
Mortgage loans, net include $930.4 million and $996.2 million of loans at June 30, 2018 and December 31, 2017, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8 — Debt.

(2)	Property held-for-sale, net, includes valuation allowances of $1.9 million and $1.8 million at June 30, 2018 and December 31, 2017, respectively.

(3)	Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.

(4)
As of June 30, 2018 and December 31, 2017, balances for Mortgage loans, net include $171.2 million and $177.1 million, respectively, and Secured borrowings, net of deferred costs includes $73.5 million and $88.4 million, respectively, from a 50% owned joint venture, which the Company consolidates under U.S. GAAP.

(5)	Non-controlling interests includes $12.5 million and $14.0 million at June 30, 2018 and December 31, 2017, respectively, from a 50% owned joint venture, which the Company consolidates under U.S. GAAP.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
($ in thousands except shares and per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
INCOME
Interest income	$26,690	$21,721	$52,281	$42,528
Interest expense	(12,799)	(9,293)	(25,293)	(16,944)
Net interest income	13,891	12,428	26,988	25,584
Income from investments in affiliates	197	247	389	387
Other income	689	430	2,143	801
Total income	14,777	13,105	29,520	26,772
EXPENSE
Related party expense – loan servicing fees	2,672	1,935	5,141	3,817
Related party expense – management fee	1,440	1,330	2,972	2,403
Loan transaction expense	35	442	390	967
Professional fees	506	507	1,115	987
Real estate operating expenses	944	637	1,393	961
Other expense	965	886	1,956	1,570
Total expense	6,562	5,737	12,967	10,705

Loss on debt extinguishment	—	218	—	218

Income before provision for income taxes	8,215	7,150	16,553	15,849
Provision for income taxes	2	48	18	49
Consolidated net income	8,213	7,102	16,535	15,800
Less: consolidated net income attributable to the non-controlling interest	692	238	1,349	527
Consolidated net income attributable to common stockholders	$7,521	$6,864	$15,186	$15,273
Basic earnings per common share	$0.40	$0.38	$0.81	$0.84
Diluted earnings per common share	$0.37	$0.36	$0.76	$0.82
Weighted average shares – basic	18,595,769	18,008,499	18,552,171	17,992,692
Weighted average shares – diluted	26,476,817	23,026,679	26,436,213	20,921,070

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2018	2017	2018	2017
Consolidated net income attributable to common stockholders	$7,521	$6,864	$15,186	$15,273
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investment, net of non-controlling interest and tax	(53)	9	(163)	(131)
Comprehensive income	$7,468	$6,873	$15,023	$15,142

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

($ in thousands)	Six months ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$16,535	$15,800
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	2,005	1,331
Non-cash interest income accretion	(21,203)	(20,893)
Discount accretion on investment in debt securities	(84)	(111)
Gain on sale of property held-for-sale	(535)	(222)
Non-cash loan charges	—	26
Depreciation of property	54	32
Impairment of real estate owned	1,152	909
Amortization of debt discount and prepaid financing costs	2,891	2,706
Undistributed income from investment in affiliates	(575)	(385)
Net change in operating assets and liabilities
Prepaid expenses and other assets	(2,292)	(1,981)
Receivable from servicer	251	(3,749)
Accrued expenses, management fee payable, and other liabilities	(307)	(981)
Net cash from operating activities	(2,108)	(7,518)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(31,879)	(217,444)
Principal paydowns on mortgage loans	68,250	48,401
Principal paydowns on debt securities held as investments	3,695	—
Loans purchase deposit refund	26,690	—
Purchase of debt securities	(29,517)	—
Purchase of rental property	(3,463)	—
Proceeds from sale of property held-for-sale	8,764	8,449
Renovations of rental property	(362)	—
Investment in Great Ajax FS LLC, including warrants	(1,750)	—
Draws on small balance commercial loans	(267)	—
Distribution from affiliates	414	2,776
Net cash from investing activities	40,575	(157,818)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	42,600	66,806
Repayments on repurchase transactions	(23,330)	(48,861)
Proceeds from sale of secured borrowings	—	140,669
Repayments on secured borrowings	(62,942)	(60,748)
Proceeds from sale of convertible senior notes	—	84,866
Deferred financing costs	(83)	(2,352)
Sale of common stock pursuant to dividend reinvestment plan	85	73
Distribution to non-controlling interest	(2,852)	(332)
Dividends paid on common stock	(11,232)	(9,624)
Net cash from financing activities	(57,754)	170,497
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	(19,287)	5,161
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	54,022	36,908
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$34,735	$42,069
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$24,639	$15,548
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$7,726	$14,300
Issuance of common stock for management fee and compensation expense	$2,005	$1,331
Issuance of shares to Great Ajax FS LLC	$1,011	$—
Transfer of property held-for-sale to loans	$—	$56

The accompanying notes are an integral part of the consolidated interim financial statements.

Non-cash adjustments to basis in mortgage loans	$281	$(127)
Unrealized loss on available for sale debt securities, net of non-controlling interest and tax	$163	$131
Treasury stock	$151	$—
Convertible senior notes conversion premium recognized in equity	$—	$2,520
Transfer of accrued interest to borrowings under repurchase agreement	$—	$141
Cumulative effect of accounting change recognized in equity	$110	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Common Stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2016	18,122,387	$181	$—	$244,880	$27,231	$—	$272,292	$10,431	$282,723
Net income	—	—	—	—	15,273	—	15,273	527	15,800
Issuance of shares under dividend reinvestment plan	5,494	—	—	73	—	—	73	—	73
Stock-based management fee expense	41,427	1	—	902	—	—	903	—	903
Stock-based compensation expense	116	—	—	428	—	—	428	—	428
Dividends and distributions	—	—	—	—	(9,624)	—	(9,624)	(332)	(9,956)
Conversion premium - Convertible senior notes	—	—	—	2,520	—	—	2,520	—	2,520
Other comprehensive loss	—	—	—	—	—	(131)	(131)	—	(131)
Balance at June 30, 2017	18,169,424	$182	$—	$248,803	$32,880	$(131)	$281,734	$10,626	$292,360

Balance at December 31, 2017	18,588,228	$186	$—	$254,847	$35,556	$(233)	$290,356	$27,082	$317,438
Net income	—	—	—	—	15,186	—	15,186	1,349	16,535
Issuance of shares to Great Ajax FS LLC	75,001	1	—	1,010	—	—	1,011	—	1,011
Issuance of shares under dividend reinvestment plan	6,321	—	—	85	—	—	85	—	85
Stock-based management fee expense	97,810	1	—	1,429	—	—	1,430	—	1,430
Stock-based compensation expense	14,178	—	—	575	—	—	575	—	575
Dividends and distributions	—	—	—	—	(11,232)	—	(11,232)	(2,852)	(14,084)
Other comprehensive loss	—	—	—	—	—	(163)	(163)	—	(163)
Cumulative effect of accounting change	—	—	—	(110)	110	—	—	—	—
Treasury stock	(11,467)	—	(151)	—	—	—	(151)	—	(151)
Balance at June 30, 2018	18,770,071	$188	$(151)	$257,836	$39,620	$(396)	$297,097	$25,579	$322,676

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERM FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 1 — Organization and Basis of Presentation
Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”) including residential mortgage loans and small balance commercial mortgage loans (“SBC loans”) and originations of SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that the Company intends to opportunistically target, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, the Company may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, through a direct acquisition. The Company may also target investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs, either directly or with third-party institutional investors if attractive opportunities exist. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of our Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's Servicer. The Company’s mortgage loans and real properties are serviced by Gregory, also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).
The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly-owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Parent of the Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate LLC is a wholly-owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code.
In February 2018, the Company formed AJX Commercial Properties I to hold multi-family residential properties held as rentals. AJX Commercial Properties I is a wholly-owned subsidiary of the Operating Partnership.
Basis of Presentation and Use of Estimates
The consolidated interim financial statements should be read in conjunction with the Company's consolidated Financial Statements and the notes thereto for the period ended December 31, 2017, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 8, 2018.
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

The Company consolidates the results and balances of securitization trusts when it determines it is the primary beneficiary of the trust. The trusts are established to provide debt financing to the Company. The Company also consolidates the results and balances of three subsidiaries with ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust which holds mortgage loans, REO property and secured debt; 2017-D is 50% owned by the Company. The Company recognizes a non-controlling interest in its consolidated financial statements for the amount of the investment and income due to the third-party investors for AS Ajax E II and 2017-D. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated Balance Sheet. As of June 30, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by an unaffiliated holder. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.
The Company’s 19.8% investment in the Manager and 8.0% investment in GAFS are accounted for using the equity method because the Company can exercise influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in the Manager or the Parent of the Servicer since each is privately held.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company considers significant estimates to include expected cash flows from mortgage loans and their resolution timelines, fair value measurements, and the net realizable value of REO properties held-for-sale.

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
Loans acquired with deterioration in credit quality
The loans acquired by the Company have generally suffered some credit deterioration subsequent to origination. As a result, the Company is required to account for the mortgage loans pursuant to ASC 310-30, Accounting for Loans with Deterioration in Credit Quality. The Company’s recognition of interest income for loans within the scope of ASC 310-30 is based upon its having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses expected cash flows to apply the effective interest method of income recognition.
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
Loans acquired or originated that have not experienced a deterioration in credit quality
While the Company generally acquires loans that have experienced deterioration in credit quality, it also acquires loans that have not experienced a deterioration in credit quality and originates small balance commercial loans. The Company recognizes any related loan discount and deferred expenses pursuant to ASC 310-20 by amortizing these amounts over the life of the loan.
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
If necessary, an allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is an amount that the Manager believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans.
Real Estate
The Company acquires REO properties directly through purchases, or when it forecloses on the borrower and takes title to the underlying property or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that the Company expects to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or net realizable value (fair market value less expected selling costs, and any additional costs necessary to prepare the property for sale). Fair market value is determined based on broker price opinions (“BPOs”), appraisals, or other market indicators of fair value including list price or contract price, if listed or under contract for sale at the balance sheet date. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income through real estate operating expenses. No depreciation or amortization expense is recognized on properties held-for-sale. Holding costs are generally incurred by the Servicer and are subtracted from the Servicer’s remittance of sale proceeds upon ultimate disposition of the property.
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
Secured Borrowings
The Company, through securitization trusts, issues callable debt secured by its mortgage loans in the ordinary course of business. The secured borrowings facilitated by the trusts are structured as debt financings, and the mortgage loans used as collateral remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts which are VIEs. These secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest expense on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are carried on the Company’s consolidated Balance Sheets as a deduction from Secured borrowings, and are amortized to interest expense on an effective yield basis based on the underlying cash flow of the mortgage loans. The Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.
Repurchase Facilities
The Company enters into repurchase financing facilities under which it nominally sells assets to a counterparty and simultaneously enters into an agreement to repurchase the sold assets at a price equal to the sold amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. At the maturity of a repurchase financing, unless the repurchase financing is renewed, the Company is required to repay the borrowing including any accrued interest and concurrently receives back its pledged collateral from the lender. The repurchase financings are treated as collateralized financing transactions; pledged assets are recorded as assets in the Company’s consolidated Balance Sheets, and the debt is recognized at the contractual amount. Interest is recorded at the contractual amount on an accrual basis. Costs associated with the set-up of a repurchasing contract are recorded as deferred issuance cost at inception and amortized over the contractual life of the agreement. Any draw fees associated with individual transactions and any facility fees assessed on the amounts outstanding are recorded as deferred costs when incurred and amortized over the contractual life of the related borrowing.
Convertible Senior Notes
On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its convertible senior notes (the “notes”) due 2024, with a follow-on offering of an additional $20.5 million in aggregate principal amount completed on August 18, 2017, which, combined with the notes from the April offering, form a single series of securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.6363 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $15.28 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.
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

Management Fee and Expense Reimbursement
The Company is a party to the Management Agreement with the Manager, which has a 15-year term, expiring on July 8, 2029. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function which reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.
Under the Management Agreement by and between the Company and the Manager as amended and restated on October 27, 2015, the Company pays a quarterly base management fee based on its stockholders’ equity, including equity equivalents such as the Company's recent issuance of convertible senior notes, and may be required to pay a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. See Note 9 — Related party transactions.
Servicing Fees
The Company is also a party to the Servicing Agreement (the "Servicing Agreement"), expiring July 8, 2029, with the Servicer. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives an annual servicing fee rate of 0.65% annually of the Unpaid Principal Balance (“UPB”) for loans that are re-performing at acquisition and 1.25% annually of UPB for loans that are non-performing at acquisition. For certain of the Company’s joint ventures, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the servicing agreement. The fees do not change if a RPL becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The Servicing Agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 9 — Related party transactions.
Stock-based Payments
A portion of the management fee is payable in cash, and a portion of the management fee is in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). The number of shares issued to the Manager are determined based on the higher of the most recently reported book value or the average of the closing prices of the Company's common stock on the New York Stock Exchange ("NYSE") on the five business days after the date on which the most recent regular quarterly dividend to holders of the common stock is paid. Management fees paid in common stock are recognized as an expense in the quarter incurred and recorded in stockholders' equity at quarter end. The shares vest immediately upon issuance. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received.
Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 78,000 shares. The Company has issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors, which are subject to a one-year vesting period. The Company also periodically issues additional restricted stock awards to its independent directors under the Director Plan. In addition, each of the Company’s independent directors receives an annual fee of $75,000. The fee is payable quarterly, half in shares of the Company’s common stock and half in cash. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and recorded in stockholders' equity at quarter end.

On June 7, 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible senior notes, including OP Units and any LTIP Units, into shares of common stock). Grants of restricted stock to officers of the Company and employees of the Company’s affiliates use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates had previously been determined using the stock price as of the date at which the counterparty's performance is complete.
Pursuant to the issuance and early adoption of ASU 2018-07 in June 2018, the Company uses the grant date fair value of the stock as the basis for measuring the cost of the grant. See “Recently Adopted Accounting Standards” below. Forfeitures are accounted for in the period in which they occur. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date.
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
The Company’s Investments in debt securities at fair value is considered to be available for sale, and is carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income.
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
The Company’s borrowings under its repurchase agreements are short-term in nature, and the Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.
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
The Company’s tax returns remain subject to examination and consequently, the taxability of the distributions and other tax positions taken by the Company may be subject to change. Distributions to stockholders generally will be primarily taxable as long-term capital gain, although a portion of such distributions may be designated as ordinary income or qualified dividend income, or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.
Investments in debt securities at fair value
The Company’s investments in debt securities at fair value as of June 30, 2018 are considered to be available for sale, and consists of a $32.2 million investment in debt securities issued by three related party trusts (See Note 9 - Related party transactions). The notes are carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income.
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
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14 deferring the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company’s primary revenue stream, income from its investments in mortgage loans, is specifically excluded from the scope of ASU 2014-09 as is its accounting for its investments in debt securities and equity method investments.  Additionally, while contracts to sell REO are not excluded from the scope of ASU 2014-09, the Company does not believe its revenue recognition from contracts with buyers of REO would change under ASU 2014-09.  Accordingly, the adoption of ASU 2014-09 did not impact the Company’s revenue recognition policies. The Company adopted ASU 2014-09 in 2018 and elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption had no impact.
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
In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718) - Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted, but no earlier than an entity's adoption of Topic 606. The Company elected to early-adopt ASU 2018-07 in 2018. The cumulative effect on prior periods arising from the adoption is $0.1 million and is reflected as an adjustment to the Company's consolidated Balance Sheet at March 31, 2018. The effect on the current quarter is a reduction in Management fee expense of $0.1 million, and a corresponding increase of $0.1 million in both the Company's Consolidated net income line and its Consolidated net income attributable to common stockholders line in its consolidated Statement of Income.
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
Note 3 — Mortgage Loans
The following table presents information regarding the carrying value for the Mortgage loan categories of RPL, NPL and originated as of June 30, 2018 and December 31, 2017 ($ in thousands):

Loan portfolio basis by asset type	June 30, 2018	December 31, 2017
Residential RPLs	$1,173,137	$1,190,019
Purchased SBC (RPL)	8,984	8,605
Originated SBC	11,893	11,620
Residential NPLs	37,181	43,297
Total	$1,231,195	$1,253,541
Included on the Company’s consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 are approximately $1,231.2 million and $1,253.5 million, respectively, of RPLs, NPLs, and originated SBCs at carrying value. RPLs and NPLs are categorized as such at acquisition. The carrying value of RPLs and NPLs reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. Additionally, originated SBC loans are carried at originated cost, less any loan discount. The carrying value for all loans is decreased by an allowance for loan losses, if any. For the three and six months ended June 30, 2018 and 2017, the Company recognized no provision for loan loss. For the three and six month periods ended June 30, 2018, the Company accreted $25.9 million and $51.1 million, respectively, into interest income with respect to its RPL and NPL portfolio. For the three and six month periods ended June 30, 2017, the Company accreted $21.6 million and $42.1 million, respectively, into interest income with respect to its RPL and NPL portfolio.

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
The Company’s loan acquisitions for the three and six month periods ended June 30, 2018 consisted of 64 and 151, respectively, purchased RPLs with $15.5 million and $35.2 million UPB, respectively. Comparatively during the three and six months ended June 30, 2017, the Company acquired 1,218 and 1,242, respectively, purchased RPLs with $249.0 million and $252.4 million, respectively, UPB and two and four, respectively, originated SBC loans with $1.7 million and $4.2 million, respectively.
The Company acquired no NPLs directly during the three and six month periods ended June 30, 2018 and 2017. It did, however, invest in debt securities that are secured by NPLs (See Note 9 - Related party transactions).
The following table presents information regarding the accretable yield and non-accretable amount for purchased loans acquired during the following periods ($ in thousands):

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$26,266	$—	$397,912	$—
Non-accretable amount	(8,703)	—	(127,528)	—
Expected cash flows to be collected	17,563	—	270,384	—
Accretable yield	(3,250)	—	(60,180)	—
Fair value at acquisition	$14,313	$—	$210,204	$—

	Six months ended June 30, 2018		Six months ended June 30, 2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$57,889	$—	$404,433	$—
Non-accretable amount	(18,277)	—	(130,105)	—
Expected cash flows to be collected	39,612	—	274,328	—
Accretable yield	(7,733)	—	(60,981)	—
Fair value at acquisition	$31,879	$—	$213,347	$—

The Company determines the accretable yield on new acquisitions by comparing the expected cash flows from the Company’s proprietary cash flow model to the remaining contractual cash flows at acquisition. The difference between the expected cash flows and the portfolio acquisition price is accretable yield. The difference between the remaining contractual cash flows and the expected cash flows is the non-accretable amount. The following table presents the accretable yield and non-accretable amount for loan portfolio purchases for the three and six months ended June 30, 2018 and 2017. Accretable yield and accretion amounts does not include any of the eight and five originated SBC loans at June 30, 2018 and 2017, respectively ($ in thousands):

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$317,519	$6,285	$243,852	$10,068
Accretable yield additions	3,250	—	60,180	—
Accretion	(25,272)	(628)	(20,498)	(1,094)
Reclassification from (to) non-accretable amount, net	6,957	(99)	16,278	501
Balance at end of period	$302,454	$5,558	$299,812	$9,475

	Six months ended June 30, 2018		Six months ended June 30, 2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$344,141	$7,370	$239,858	$12,065
Accretable yield additions	7,733	—	60,981	—
Accretion	(49,774)	(1,343)	(39,651)	(2,429)
Reclassification from (to) non-accretable amount, net	354	(469)	38,624	(161)
Balance at end of period	$302,454	$5,558	$299,812	$9,475
During the three months ended June 30, 2018, the Company reclassified a net $6.9 million from non-accretable amount to accretable yield, consisting of a $7.0 million transfer from non-accretable amount to accretable yield for RPLs, and a $0.1 million transfer from accretable yield to non-accretable amount for NPLs. Comparatively, during the three months ended 2017, the Company reclassified a net $16.8 million from non-accretable amount to accretable yield, consisting of a $16.3 million transfer from non-accretable amount to accretable yield for its RPLs and $0.5 million from non-accretable amount to accretable yield on NPLs. The Company recalculates the amount of accretable yield and non-accretable amount on a quarterly basis. Reclassifications between the two categories are primarily based upon changes in expected cash flows and actual prepayments, including payoffs in full or in part. Additionally, the accretable yield and non-accretable amounts are revised when loans are reclassified to REO because the future expected cash flows are removed from the pool. The reclassification in the second quarter of 2018 and 2017 is based on an updated assessment of projected loan cash flows as compared to the projection at December 31, 2017 and December 31, 2016, respectively. This is offset by the removal of the accretable yield for loans that are removed from the pool at foreclosure and loan payoffs, both in full or in part, prior to modeled expectations.
The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018			December 31, 2017
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	3,715	$686,329	$788,812	3,998	$744,300	$860,572
30	957	165,933	187,191	912	152,685	178,383
60	643	109,056	124,968	577	100,792	117,145
90	1,134	205,928	240,479	1,047	177,841	214,297
Foreclosure	270	63,949	76,464	367	77,923	94,826
Mortgage loans	6,719	$1,231,195	$1,417,914	6,901	$1,253,541	$1,465,223

Note 4 — Real Estate Assets, Net
The Company primarily acquires REO when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure. Additionally, from time to time, the Company may acquire real estate assets in purchase transactions.
Rental Property
As of June 30, 2018, the Company owned 14 REO properties with an aggregate carrying value of $5.5 million held for investment as rentals, at which time nine properties were rented. One property consists of a 32-unit multi-family apartment building that was acquired during the first quarter of 2018 that has a current carrying value of $3.4 million. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure, and 11 were transferred from Property held-for-sale, where all 11 were acquired through foreclosures. As of December 31, 2017, the Company had 14 REO properties with a carrying value of $1.3 million held for use as rentals, at which time five were rented. One of these properties was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, three were acquired through foreclosures, and 10 were transferred from Property held-for-sale, where all 10 were acquired through foreclosures.
Property Held-for-Sale
The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of June 30, 2018 and December 31, 2017, the Company’s net investments in REO held-for-sale were $22.8 million and $24.9 million, respectively, which include balances of $2.0 million and $1.8 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. For the six months ended June 30, 2018 and 2017, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of its mortgage loan portfolio.
The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018[1]		June 30, 2017
Property Held-for-sale	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	136	$23,769	165	$27,339	136	$24,947	149	$23,882
Transfers from mortgage loans	27	3,768	38	5,704	54	7,726	90	13,712
Adjustments to record at lower of cost or fair value	—	(744)	—	(599)	—	(1,152)	—	(909)
Disposals	(34)	(4,006)	(35)	(4,123)	(61)	(8,232)	(67)	(8,227)
Net transfers to Rental property	1	58	(1)	(42)	1	(444)	(5)	(179)
Other	—	(38)	—	(1)	—	(38)	—	(1)
Balance at end of period	130	$22,807	167	$28,278	130	$22,807	167	$28,278

(1)
For the six months ended June 30, 2018, net transfers to rental property includes the net impact of four properties transferred from held-for-sale to rental of $0.9 million and five properties transferred from rental to held-for-sale of $0.5 million.

Dispositions
During the three months ended June 30, 2018 and 2017, the Company sold 34 and 35 REO properties respectively, realizing a net loss of approximately $48,000 and a net gain of approximately $0.1 million, respectively. Comparatively, for the six months ended June 30, 2018 and 2017, the Company sold 61 and 67 REO properties, realizing net gains of approximately $0.5 million and $0.2 million, respectively. These amounts are included in Other income on the Company's consolidated Statements of Income. The Company recorded a lower of cost or net realizable value adjustments in Real estate operating expense for the three months ended June 30, 2018 and 2017 of $0.7 million and $0.6 million, respectively. Comparatively, for the six months ended June 30, 2018 and 2017, the Company recorded lower of cost or estimated fair value adjustments of $1.2 million and $0.9 million, respectively.

Note 5 — Fair Value
The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2018	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,231,195	$—	$—	$1,371,627
Investments in debt securities at fair value	$32,214	$—	$32,214	$—
Investment in Manager	$1,096	$—	$—	$5,641
Investment in AS Ajax E	$1,201	$—	$1,222	$—
Investment in GAFS	$1,969	$—	$—	$1,969
Investment in GAFS warrants	$793	$—	$—	$1,351
Financial liabilities
Secured borrowings, net	$633,136	$—	$—	$632,568
Borrowings under repurchase transactions	$295,655	$—	$295,655	$—
Convertible senior notes, net	$102,961	$107,375	$—	$—

		Level 1	Level 2	Level 3
December 31, 2017	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,253,541	$—	$—	$1,375,722
Investments in debt securities at fair value	$6,285	$—	$6,285	$—
Investment in Manager	$850	$—	$—	$6,427
Investment in AS Ajax E	$1,201	$—	$1,224	$—
Financial liabilities
Secured borrowings, net	$694,040	$—	$—	$693,255
Borrowings under repurchase transactions	$276,385	$—	$276,385	$—
Convertible senior notes, net	$102,571	$109,641	$—	$—
The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to REO is based upon the present value of future expected cash flows of the loans being transferred.
The Company values its Investments in debt securities at fair value using estimates provided by banking institutions.
The Company's investment in the Manager is valued by applying an earnings multiple to expected earnings.
The Company’s investment in AS Ajax E is valued using estimates provided by banking institutions.
The fair value of the Company's investment in GAFS is presented as the acquisition price due to the recent nature of the acquisition transactions.
The fair value of secured borrowings is estimated using the Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans which collateralize the debt, and which drive the cash flows used to make interest payments. The discount rate used in the present value calculation of the mortgage loans used as collateral, therefore, represents the estimated effective yield on the secured debt. The discount rate is then applied to the face value of the secured debt to derive the debt's fair value.
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
The carrying values of its Cash and cash equivalents, Cash held in trust, Receivable from servicer, Loans purchase deposit, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.
Non-financial assets
Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Fair market value is determined based on appraisals, broker price opinions, or other market indicators of fair value. Since net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income, aggregate fair value for the Company’s REO Property is conservatively stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017 ($ in thousands):

			Level 1	Level 2	Level 3
June 30, 2018	Carrying value	Six months ended fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$22,807	$1,152	$—	$—	$22,807

			Level 1	Level 2	Level 3
December 31, 2017	Carrying value	Fiscal year 2017 fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$24,947	$2,516	$—	$—	$24,947
During the year ended December 31, 2017, the Company transferred the balance of its Property held-for-sale from Level 2 to Level 3 to reflect the additional uncertainty inherent in the estimation process for real estate values.

Note 6 — Affiliates
Unconsolidated Affiliates
During the six months ended June 30, 2018, the Company acquired an 8.0% ownership interest in GAFS. The acquisition was completed in two transactions. January 26, 2018 was the initial closing date wherein the Company acquired a 4.9% interest in GAFS and three warrants, each exercisable for a 2.45% interest in GAFS upon payment of additional consideration, in exchange for consideration of $1.1 million of cash and 45,938 shares of the Company’s common stock with a value of approximately $0.6 million. On May 29, 2018 the additional closing was completed wherein the Company acquired an additional 3.1% interest in GAFS and three warrants, each exercisable for a 1.55% interest in GAFS, in exchange for consideration of $0.7 million of cash and 29,063 shares of the Company's common stock with a value of approximately $0.4 million. The Company accounts for its investment in GAFS using the equity method.
During the year ended December 31, 2017, a small-balance commercial loan secured by a commercial property in Portland, Oregon, in which the Company held a 40.5% interest through a Delaware trust, GA-E 2014-12, was paid off in full and the Company received a distribution of $2.6 million related to this investment. At June 30, 2018, all remaining cash in GA-E 2014-12 had been distributed to the investors in proportion to their ownership interests resulting in an additional nominal distribution to the Company. The Company used the equity method of accounting for its investment in GA-E 2014-12.
Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. The Company accounts for its investment in the Manager using the equity method.
On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E LLC was reduced to a lower percentage of the total. At both June 30, 2018 and December 31, 2017, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.
The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):
Net income, assets and liabilities of unconsolidated affiliates at 100%

	Three months ended June 30,		Six months ended June 30,
Net income at 100%	2018	2017	2018	2017
Thetis Asset Management LLC	$561	$723	$1,245	$964
Great Ajax FS LLC(2)	$261	$—	$376	$—
AS Ajax E LLC	$100	$42	$169	$137
GA-E 2014-12	$—	$242	$—	$426

	June 30, 2018		December 31, 2017
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC(2)	$67,544	$46,833	$63,965	$45,145
Thetis Asset Management LLC	$7,619	$1,826	$7,415	$1,674
AS Ajax E LLC	$6,899	$112	$7,293	$5
GA-E 2014-12	$—	$—	$7	$5
Net income, assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended June 30,		Six months ended June 30,
Net income at the Company's share	2018	2017	2018	2017
Thetis Asset Management LLC	$111	$143	$246	$191
Great Ajax FS LLC(1)(2)	$15	$—	$24	$—
AS Ajax E LLC	$17	$7	$28	$23
GA-E 2014-12	$—	$98	$—	$173

	June 30, 2018		December 31, 2017
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC(2)	$5,404	$3,747	$—	$—
Thetis Asset Management LLC	$1,509	$362	$1,468	$331
AS Ajax E LLC	$1,138	$18	$1,203	$1
GA-E 2014-12	$—	$—	$3	$2

(1)	Net income at the Company's share is not directly proportionate to Net income at 100% due to the timing of the Company's acquisition during the quarter.

(2)	Amounts for the Company's share for 2017 are presented as zero since the Company's investment was a 2018 event.

Consolidated affiliates
The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs.
The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets, and 2017-D, a securitization trust formed to hold mortgage loans, REO property and secured debt. As of June 30, 2018, AS Ajax E II LLC was 53.1% owned by the Company, with the remainder held by third parties and 2017-D was 50% owned by the Company, with the remainder held by a third-party institutional investor. The Company consolidates the results and balances of AS Ajax E II LLC and 2017-D in its consolidated financial statements, and recognizes a non-controlling interest on its consolidated Balance Sheet for the amount of the investment due to the third party investors. Additionally, a non-controlling interest in the earnings of AS Ajax E II LLC and 2017-D is recognized in the Company’s consolidated Statement of Income, which consists of the proportionate amount of income attributable to the third party investors.

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
At June 30, 2018, the Company had commitments to purchase, subject to due diligence, 137 mortgage loans secured by single-family residences with aggregate UPB of $20.7 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its third party institutional co-investors. See Note 14 - Subsequent Events, for remaining open acquisitions as of the filing date.
Litigation, Claims and Assessments
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt
Repurchase Agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”), acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $200.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity the Company has in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has also entered into two repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are the class B bonds and certificates from the Company's securitization transactions. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.
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
Additionally, the Company has sold subordinate securities from its mortgage securitizations in repurchase transactions. The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			June 30, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
July 16, 2018	June 14, 2018	$5,491	$5,491	$7,845	143%	4.15%
October 26, 2018	April 26, 2018	8,980	8,980	11,973	133%	4.42%
October 30, 2018	April 30, 2018	10,539	10,539	15,055	143%	4.62%
November 8, 2018	May 8, 2018	9,971	9,971	14,243	143%	4.62%
November 21, 2018	November 22, 2017	200,000	551	8,048	1,461%	5.42%
December 7, 2018	June 7, 2018	56,440	56,440	75,253	133%	4.38%
December 28, 2018	June 28, 2018	9,956	9,956	13,275	133%	4.25%
July 12, 2019	July 15, 2016	250,000	193,727	254,214	131%	4.58%
Totals		$551,377	$295,655	$399,906	135%	4.52%

			December 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	December 7, 2017	66,678	66,678	88,904	133%	3.59%
November 21, 2018	November 22, 2017	200,000	3,775	8,215	218%	4.79%
July 12, 2019	July 15, 2016	250,000	180,104	234,724	130%	4.03%
Totals		$542,506	$276,385	$368,742	133%	3.91%
The guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated Balance Sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated Balance Sheets at June 30, 2018 and December 31, 2017 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	June 30, 2018	December 31, 2017
Gross amount of recognized liabilities	$295,655	$276,385
Gross amount pledged as collateral	399,906	368,742
Net amount	$104,251	$92,357
Secured Borrowings
From inception (January 30, 2014) to June 30, 2018, the Company has completed 12 secured borrowings pursuant to Rule 144A under the Securities Act, seven of which were outstanding at June 30, 2018. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
The Company’s secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest, in the trust certificates to third parties, the Company has retained the subordinate notes and the trust certificates from the seven secured borrowings outstanding at June 30, 2018.
The Class A notes for the 2017-D secured borrowings are the only debt securities issued in this secured borrowing, with the Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. The Class A notes for the Company’s 2017-D secured borrowing carry no step-up in the interest rate. The Company has retained 50% of both the Class A notes and Class B certificates from 2017-D.
The Company's 2017-B secured borrowing carries no provision for a step-up in interest rate on any of the Class A, Class B or Class M notes.
For all of the Company's secured borrowings the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D, as noted above, the Class B notes are subordinate, sequential pay, fixed rate notes. The Class M notes issued under 2017-B are also mezzanine, sequential pay, fixed rate notes.
For all of the Company's secured borrowings, except 2017-B and 2017-D which contain no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.
The following table sets forth the original terms of all notes from our secured borrowings outstanding at June 30, 2018 at their respective cutoff dates:

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

(3)	The Class M notes are subordinate, sequential pay, fixed rate notes with Class M-2 notes subordinate to the Class M-1 notes. The Company has retained the Class M notes.

(4)	These securities are encumbered under a repurchase agreement.

(5)
Ajax Mortgage Loan Trust ("AJAXM") 2017-D is a joint venture in which a third party owns 50% of the Class A notes and 50% of the Class B certificates. The Company is required to consolidate 2017-D under GAAP and is reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes, which are held by the third party, are included in Secured borrowings, net. The 50% portion of the Class A notes retained by the Company have been encumbered under a repurchase agreement. 50% of the Class B certificates are recognized as Non-controlling interest.

Servicing for the mortgage loans in the Company’s securitizations is provided by the Servicer at a servicing fee rate of an annual servicing fee rate of 0.65% of outstanding UPB for RPLs at acquisition and 1.25% of outstanding UPB for loans that are non-performing at acquisition, and is paid monthly. For certain of the Company’s securitizations, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The determination of RPL or NPL status is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at June 30, 2018 and December 31, 2017, and the securitization cutoff date:

	Balances at June 30, 2018				Balances at December 31, 2017				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2016-A	$108,234	$77,167		140%	$110,585	$82,556		134%	$158,485		$101,431
2016-B	90,730	66,862		136%	93,772	71,361		131%	131,746	(1)	84,430
2016-C	109,657	78,543		140%	116,357	88,400		132%	157,808		102,575
2017-A	163,149	115,874		141%	170,805	126,507		135%	216,413		140,669
2017-B	138,008	107,990		128%	143,799	115,846		124%	165,850		115,846
2017-C	149,358	119,031		125%	157,015	129,191		122%	185,942		130,159
2017-D	171,233	74,356	(3)	230%	203,870	88,903	(3)	229%	203,870	(2)	88,903
	$930,369	$639,823	(4)	145%	$996,203	$702,764	(4)	142%	$1,220,114		$764,013

(1)	Includes $1.9 million of cash collateral.

(2)	Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.

(3)
The gross amount of senior bonds at June 30, 2018 and December 31, 2017 were $148.7 million and $177.8 million however, only $74.4 million and $88.9 million are reflected in Secured borrowings, net as the remainder is owned by the Company, respectively.

(4)	This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $6.7 million and $8.8 million as of June 30, 2018 and December 31, 2017, respectively.
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
The conversion rate currently equals 1.6363 shares of the Company's common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $15.28 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of June 30, 2018, the amount by which the if-converted value falls short of the principal value for the entire series is $15.5 million.

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
At June 30, 2018, the notes' UPB was $108.0 million, and discount and deferred expenses were $5.0 million. Interest expense of $2.2 million was recognized during the quarter ended June 30, 2018 which includes $0.2 million of amortization of discount and deferred expenses, respectively. The discount will be amortized through April 30, 2023, the date at which the notes can be converted. The effective interest rate of the notes for the quarter ended June 30, 2018 was 8.65%.

Note 9 — Related Party Transactions
The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

			Three months ended June 30,
Transaction	Consolidated Statement of Income location	Counterparty	2018	2017
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$2,672	$1,935
Management fee	Related party expense – management fee	Thetis	1,440	1,330
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	10	15
Expense reimbursements	Other fees and expenses	Gregory	8	31

			Six months ended June 30,
Transaction	Consolidated Statement of Income location	Counterparty	2018	2017
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$5,141	$3,817
Management fee	Related party expense – management fee	Thetis	2,972	2,403
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	99	52
Expense reimbursements	Other fees and expenses	Gregory	40	34
Expense reimbursements	Other fees and expenses	Great Ajax FS	—	16

The Company’s consolidated Balance Sheets included the following significant related party balances ($ in thousands):

	As of June 30, 2018
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$16,473
Investment in subordinated debt securities	Investments in debt securities at fair value	2018-B	15,850
Investment in subordinated debt securities	Investments in debt securities at fair value	2018-A	10,158
Investment in subordinated debt securities	Investments in debt securities at fair value	Oileus Residential Loan Trust	6,206
Management fee payable	Management fee payable	Thetis	770
Servicing fees payable	Accrued expenses and other liabilities	Gregory	41

	As of December 31, 2017
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$17,005
Investment in subordinated debt securities	Investments in debt securities at fair value	Oileus Residential Loan Trust	6,285
Management fee payable	Management fee payable	Thetis	750
Servicing fees payable	Accrued expenses and other liabilities	Gregory	217
In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party. These notes have a stated final maturity of October 25, 2056. At June 30, 2018, these securities were carried on the Company’s consolidated Balance Sheet at fair value of $6.2 million, which approximates amortized cost. The Company made a decision previously to transfer these notes to available-for-sale status in anticipation of reinvesting the proceeds from any sale into additional mortgage loans. Accordingly, the carrying amount of the investment was transferred from held-to-maturity to available for sale status during 2017. For the three and six months ended June 30, 2018, the Company recorded unrealized losses of $0.1 million and $0.2 million, respectively, which are reflected in the Company's consolidated statements of comprehensive income. For the three and six months ended June 30, 2017, the Company recorded a realized gain of $9,000 and unrealized loss of $0.1 million, respectively, which are reflected in the Company's consolidated statements of comprehensive income.
In April 2018, the Company acquired 9.36% of each class of securities in 2018-A, a related party securitization trust established to hold approximately $160.0 million in UPB of mortgage loans, including 485 RPLs and 11 NPLs, financed with secured debt of $128.0 million. The Company accounts for its investment in 2018-A as Investments in debt securities at fair value. The Company purchased the debt securities for $13.8 million from 2018-A. These notes have a stated final maturity of March 1, 2058. At June 30, 2018, these securities were carried on the Company’s consolidated Balance Sheet at fair value of $10.2 million. The notes are considered to be available for sale, and are carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income.
In June 2018, the Company acquired 20.0% of each class of securities in 2018-B, a related party securitization trust established to hold approximately $94.8 million in UPB of mortgage loans, including 312 NPLs and 74 RPLs, financed with secured debt of $66.4 million. The Company accounts for its investment in 2018-B as Investments in debt securities at fair value. The Company purchased the debt securities for $15.8 million from 2018-B. These notes have a stated final maturity of February 26, 2057. At June 30, 2018, these securities were carried on the Company’s consolidated Balance Sheet at fair value of $15.9 million. The notes are considered to be available for sale, and are carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income.
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
The initial $1.0 million of the quarterly base management fee will be payable 75% in cash and 25% in shares of the Company’s common stock. Any amount of the base management fee in excess of $1.0 million will be payable in shares of the Company’s common stock until payment is 50% in cash and 50% in shares (the “50/50 split”). Any remaining amount of the quarterly base management fee after the 50/50 split threshold is reached will be payable in equal amounts of cash and shares. The base management fee currently exceeds the 50/50 split threshold, and the Company is currently paying the management fee 50% in cash and 50% in shares. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received.
The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, of 20% of the amount by which total dividends on common stock and distributions on OP units exceeds 8% of book value on a per share basis. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company’s common stock and 80% of the remaining incentive fee is payable in cash. To date, no incentive fees have been paid to the Manager. The Company anticipates an incentive fee liability will be incurred if taxable income remains at the current level.
The Company also reimburses the Manager for all third-party, out-of-pocket costs incurred by the Manager for managing its business, including third-party diligence and valuation consultants, legal expenses, auditors and other financial services. The reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a monthly basis.
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
Servicing fees range from 0.65% to 1.25% annually of current UPB (or the fair market value or purchase price of REO the Company owns or acquires), and are paid monthly. For certain of the Company’s secured borrowings, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. The fees are determined based on the loan’s status at acquisition and do not change if a performing loan becomes non-performing or vice versa.
The Company also reimburses the Servicer for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to REO properties held-for-sale. The total fees incurred by the Company for these services will be dependent upon the property value, previous UPB of the relevant loan, and the number of REO properties held-for-sale undergoing renovations.
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

Note 10 — Stock-based Payments and Director Fees
Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of its common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the quarter ended June 30, 2018 of $1.5 million, of which the Company recorded $0.8 million in 49,464 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions, with 49,464 shares still issuable at June 30, 2018. See Note 9 — Related party transactions.
In addition, each of the Company’s independent directors receives an annual retainer of $75,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash.
The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts):
Management Fees and Director Fees

	For the three months ended June 30,
	2018		2017
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	49,464	$772	37,460	$581
Independent director fees	2,404	38	2,420	38
Totals	51,868	$810	39,880	$619

	For the six months ended June 30,
	2018		2017
	Number of shares	Amount of expense recognized(1)	Number of Shares	Amount of expense recognized(1)
Management fees	98,620	$1,535	58,535	$903
Independent director fees	4,820	76	4,876	76
Totals	103,440	$1,611	63,411	$979

(1)	All management fees and independent director fees are fully expensed in the period in which the underlying expense is incurred.
Restricted Stock
Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period upon initial appointment to the Company’s Board. On August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2017 by forfeitures of 4,000 shares and in 2018 by forfeitures of 2,666 shares. On July 24, 2017, the Company granted 39,000 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. The 2017 grant also includes a provision whereby the shares vest automatically upon the death of the grantee. Grants of restricted stock to officers of the Company use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates is determined using the stock price as of the date at which the counterparty's performance is complete.
In the first quarter of 2018, the Company’s Board of Directors approved a grant of 3,000 shares of stock to each independent director, with subsequent issuance in the second quarter of 2018. Half of the shares vested immediately upon issuance and the other half are subject to a one-year vesting period.
The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except share and per share amounts):

	Total Grants		Current period activity		Non-vested shares at June 30, 2018		Fully-vested shares at June 30, 2018
Three months ended June 30, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended June 30, 2018	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	—	$—	—	$—	10,000	$14.61
Directors’ Grants(2)	12,000	162	12,000	108	6,000	13.48	6,000	13.48
Employee and Service Provider Grant(3,5)	146,334	1,978	—	163	96,667	13.50	49,667	13.50
Employee and Service Provider Grant, granted 2017(4)	39,000	544	—	46	39,000	13.95	—	—
Totals	207,334	$2,830	12,000	$317	141,667	$13.62	65,667	$13.67

(1)	Vesting period is one-year from grant date. Grant is fully vested at June 30, 2018.

(2)
Half of the 12,000 shares granted vest immediately while the remaining shares vest ratably over a one-year period from the grant date. Weighted average remaining life of unvested shares at June 30, 2018 is 0.7 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2018 is 1.1 years.

(4)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2018 is 2.1 years.

(5)	Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666.

	Total Grants		Current period activity		Non-vested shares at June 30, 2017		Fully-vested shares at June 30, 2017
Three months ended June 30, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended June 30, 2017	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	—	$7	2,000	$13.79	8,000	$13.79
Employee and Service Provider Grant(2,3)	149,000	2,040	—	170	149,000	13.50	—	—
Totals	159,000	$2,186	—	$177	151,000	$13.50	8,000	$13.79

(1)	Vesting period is one-year from grant date. Weighted average remaining life of grant at June 30, 2017 is 0.02 years

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2017 is 2.1 years.

(3)	Total is shown net of 2017 forfeitures of 4,000 shares.

	Total Grants		Activity		Non-vested shares at June 30, 2018		Fully-vested shares at June 30, 2018
Six months ended June 30, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the six months ended June 30, 2018	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	—	$—	—	$—	10,000	$14.61
Directors’ Grants(2)	12,000	162	12,000	108	6,000	13.48	6,000	$13.48
Employee and Service Provider Grant(3,5)	146,334	1,978	—	303	96,667	13.50	49,667	13.50
Employee and Service Provider Grant(4)	39,000	544	—	91	39,000	13.95	—	—
Totals	207,334	$2,830	12,000	$502	141,667	$13.62	65,667	$13.67

(1)	Vesting period is one-year from grant date. Grant is fully vested at June 30, 2018.

(2)
Half of the 12,000 shares granted vest immediately while the remaining shares vest ratably over a one-year period from the grant date. Weighted average remaining life of unvested shares at June 30, 2018 is 0.7 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2018 is 1.1 years.

(4)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2018 is 2.1 years.

(5)	Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666.

	Total Grants		Activity		Non-vested shares at June 30, 2017		Fully-vested shares at June 30, 2017
Six months ended June 30, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the six months ended June 30, 2017	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	—	$14	2,000	$13.79	8,000	$13.79
Employee and Service Provider Grant(3,5)	149,000	2,040	—	339	149,000	13.50	—	—
Totals	159,000	$2,186	—	$353	151,000	$13.50	8,000	$13.79

(1)	Vesting period is one-year from grant date. Weighted average remaining life of grant at June 30, 2017 is 0.02 years.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2017 is 2.1 years.

(3)	Total is shown net of 2017 forfeitures of 4,000 shares.

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

For the three and six months ended June 30, 2018, the Company’s consolidated taxable income was $6.6 million and $13.4 million, respectively; and provisions for income taxes of $2,000 and $18,000 were recorded for the three and six month periods, respectively. For the three and six months ended June 30, 2017, the Company’s consolidated taxable income was $7.3 million and $14.8 million; and provisions for income taxes of $48,000 and $49,000, respectively, were recorded for the three and six month periods, respectively. The Company recognized no deferred income tax assets or liabilities on its consolidated Balance Sheets at June 30, 2018 or 2017. The Company also recorded no interest or penalties for either the three or six months ended June 30, 2018 or 2017.

Note 12 — Earnings per Share
The following table sets forth the components of basic and diluted EPS ($ in thousands, except share and per share):

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$7,521	18,595,769		$6,864	18,008,499
Allocation of earnings to participating restricted shares	(84)	—		(76)	—
Consolidated net income attributable to unrestricted common stockholders	$7,437	18,595,769	$0.40	$6,788	18,008,499	$0.38
Effect of dilutive securities
Operating Partnership units	243	624,106		238	624,106
Restricted stock grants and Manager and director fee shares	84	208,862		76	202,193
Interest expense (add back) and assumed conversion of shares from convertible senior notes	2,146	7,048,080		1,268	4,191,881
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$9,910	26,476,817	$0.37	$8,370	23,026,679	$0.36

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	15,186	18,552,171		$15,273	17,992,692
Allocation of earnings to participating restricted shares	(172)	—		(165)	—
Consolidated net income attributable to unrestricted common stockholders	$15,014	18,552,171	$0.81	$15,108	17,992,692	$0.84
Effect of dilutive securities
Operating Partnership units	502	624,106		527	624,106
Restricted stock grants and Manager and director fee shares	172	212,286		165	196,751
Interest expense (add back) and assumed conversion of shares from convertible senior notes	4,289	7,047,650		1,270	2,107,521
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$19,977	26,436,213	$0.76	$17,070	20,921,070	$0.82

Note 13 — Equity
Common stock
As of June 30, 2018 and December 31, 2017 the Company had 18,770,071 and 18,588,228 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.
Preferred stock
The Company had no shares of preferred stock outstanding at June 30, 2018 and December 31, 2017. There were 25,000,000 shares authorized as of June 30, 2018 and December 31, 2017.
Treasury stock
As of June 30, 2018 the Company held 11,467 shares of treasury stock received through a distribution of the Company's shares previously held by its Manager. The Company held no treasury stock at December 31, 2017.
Dividend Reinvestment Plan
The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the six months ended June 30, 2018 and 2017, 6,321 and 5,494 shares, respectively, were issued under the plan for total proceeds of approximately $0.1 million and $0.1 million, respectively.
At-the-Market Offering
The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the six months ended June 30, 2018 or 2017 no shares were sold under the at-the-market program.
Accumulated Other Comprehensive Income (Loss)
The Company recognizes temporary holding gains or losses on investments in debt or equity securities as components of Other comprehensive income (loss). Accumulated other comprehensive income (loss) at June 30, 2018 and December 31, 2017 was as follows ($ in thousands):

Investments in securities:	June 30, 2018	December 31, 2017
Unrealized gains	$9	$9
Unrealized losses	(405)	(242)
Accumulated other comprehensive loss	$(396)	$(233)
Non-controlling Interest
At June 30, 2018, the Company had non-controlling interests attributable to ownership interests by three legal entities.
The Company’s Operating Partnership, which is majority-owned by the Company, had 624,106 partnership units held by an independent third party at June 30, 2018 and December 31, 2017. The Company consolidates the assets, liabilities, revenues and expenses of the Operating Partnership.
During the year ended December 31, 2017, the Company established AS Ajax E II LLC, to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of June 30, 2018 the Company has retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.
During the year ended December 31, 2017, the Company established 2017-D, a securitization trust, which is 50% held by an institutional investor. As of June 30, 2018 the Company has retained 50% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

Note 14 — Subsequent Events
Loan Acquisitions
Since the quarter end the Company acquired one residential RPL and nine SBC RPLs with aggregate UPB of $0.1 million and $7.2 million, respectively, in three transactions from three sellers. The residential RPL was acquired at 85.4% of UPB and the estimated market value of the underlying collateral is $0.2 million. The purchase price equaled 43.7% of the estimated market value of the underlying collateral. The SBC RPLs were acquired at 101.8% of UPB and the estimated market value of the underlying collateral is $14.5 million. The purchase price equaled 51.2% of the estimated market value of the underlying collateral. The Company also acquired a 10-unit multi-family apartment building with a purchase price of $1.6 million.
Additionally, the Company has also agreed to acquire, subject to due diligence, five residential RPLs, nine SBC RPLs and 21 NPLs with UPB of $1.1 million, $9.5 million and $3.0 million, respectively, in eight transactions from eight different sellers. The purchase price of the residential RPLs equals 80.9% of UPB and 53.1% of the estimated market value of the underlying collateral of $1.6 million. The purchase price of the SBC RPLs equals 102.0% of UPB and 42.0% of the estimated market value of the underlying collateral of $23.1 million. The purchase price of the NPLs equals 77.1% of UPB and 55.5% of the estimated market value of the underlying collateral of $4.1 million.
Dividend Declaration
On July 31, 2018, the Company’s Board of Directors declared a dividend of $0.30 per share, to be paid on August 30, 2018 to stockholders of record as of August 15, 2018.
Management Fees
On August 8, 2018, the Company issued 49,464 shares of its common stock to the Manager in payment of the portion of the base management fee which is payable in common stock for the second quarter of 2018 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the second quarter of 2018.
Directors’ Retainer
On August 8, 2018, the Company issued to each of its four independent directors 601 shares of its common stock in payment of half of their quarterly director fees for the second quarter of 2018.

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
Overview
Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target RPLs, including residential mortgage loans and SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. The SBC loans that we opportunistically purchase or originate have a principal balance of up to $5 million and are secured by multi-family residential and commercial mixed use retail/residential properties. Purchased SBC loans are generally RPLs on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, we may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, through a direct acquisition. We may also target investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs either directly or with joint venture partners. We own a 19.8% equity interest in the Manager and a 8.0% equity interest in the parent company of our Servicer. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.
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
Our Portfolio
The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of June 30, 2018 and December 31, 2017 ($ in millions):

	June 30, 2018	December 31, 2017
RPL Residential Mortgage Loans	$1,173.1	$1,190.0
RPL SBC Loans	9.0	8.6
Originated SBC Loans	11.9	11.6
NPLs	37.2	43.3
REO	28.3	26.2
Total Real Estate Assets	$1,259.5	$1,279.7
We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.
Market Trends and Outlook
We believe that certain cyclical trends continue to drive a significant realignment within the mortgage sector. These trends and their effects include:

•	low interest rates and elevated operating costs resulting from new regulatory requirements that continue to drive sales of residential mortgage assets by banks and other mortgage lenders;

•	declining home ownership due to rising prices, low inventory and increased down payment requirements that have increased the demand for single-family and multi-family residential rental properties;

•	rising home prices are increasing homeowner equity and reducing the incidence of strategic default;

•	rising prices have resulted in millions of homeowners being in the money to refinance;

•	the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets;

•	the lack of a robust market for non-conforming mortgage loans in the aftermath of the financial crisis; and

•	continuing increases in interest rates will result in lower refinancing volume and home prices increases will slow.
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
Results of Operations
For the three months ended June 30, 2018, we had net income attributable to common stockholders of $7.5 million, or $0.40 per share, for basic and $0.37 for diluted common shares. For the three months ended June 30, 2017, we had net income attributable to common stockholders of $6.9 million, or $0.38 per share, for basic and $0.36 for diluted common shares. Key items for the three months ended June 30, 2018 include:

•	Purchased $14.3 million of RPLs with an aggregate UPB of $15.5 million and underlying collateral value of $24.8 million.

•	Interest income from mortgage loans and investments portfolio of $26.7 million; net interest income of $13.9 million.

•	Net income attributable to common stockholders of $7.5 million.

•	Basic earnings per share of $0.40 per share.

•	Taxable income of $0.35 per share.

•	Book value per share of $15.60 at June 30, 2018.

•	Collected $56.5 million on our mortgage loan and REO portfolios through payments, payoffs and sales of REO.

•	Held $34.7 million of cash and cash equivalents at June 30, 2018.

Table 1: Results of Operations

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2018	2017	2018	2017
INCOME
Interest income	$26,690	$21,721	$52,281	$42,528
Interest expense	(12,799)	(9,293)	(25,293)	(16,944)
Net interest income	13,891	12,428	26,988	25,584
Income from investments in affiliates	197	247	389	387
Other income	689	430	2,143	801
Total income	14,777	13,105	29,520	26,772
EXPENSE
Related party expense – loan servicing fees	2,672	1,935	5,141	3,817
Related party expense – management fees	1,440	1,330	2,972	2,403
Loan transaction expenses	35	442	390	967
Professional fees	506	507	1,115	987
Real estate operating expenses	944	637	1,393	961
Other expense	965	886	1,956	1,570
Total expense	6,562	5,737	12,967	10,705
Loss on debt extinguishment	—	218	—	218
Income before provision for income taxes	8,215	7,150	16,553	15,849
Provision for income taxes	2	48	18	49
Consolidated net income	8,213	7,102	16,535	15,800
Less: consolidated net income attributable to the non-controlling interest	692	238	1,349	527
Consolidated net income attributable to common stockholders	$7,521	$6,864	$15,186	$15,273
Net Interest Income
Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Net interest income increased to $13.9 million for the three months ended June 30, 2018 from $12.4 million for the three months ended June 30, 2017. The key driver of increased net interest income was due to portfolio growth. We continue to see a high volume of payoffs as borrowers continue to refinance or sell the underlying property. The increase in the quality of the portfolio has resulted in a lower cost of funds on our securitization transactions. The average balance of our mortgage loan portfolio increased to $1,235.5 million for the three months ended June 30, 2018 from $952.6 million for the three months ended June 30, 2017. Additionally, we collected $56.5 million in cash payments and proceeds on our mortgage loans and REO held-for-sale for the three months ended June 30, 2018 compared to collections of $44.5 million for the three months ended June 30, 2017.
The interest income detail for the three months ended June 30, 2018 and 2017 are included in the table below ($ in thousands):
Table 2: Interest income detail

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Accretable yield recognized on credit impaired loans	$25,900	$21,592	$51,117	$42,080
Other interest income	471	39	621	294
Interest income earned on originated SBC loans	258	89	477	153
Bank interest income	61	1	66	1
Total Interest income	$26,690	$21,721	$52,281	$42,528
The average yield on our mortgage loan portfolio declined for the three months ended June 30, 2018 and 2017 primarily due to an increase in the percentage of RPLs that have remained performing. RPLs generally have a longer duration than NPLs resulting in increased expected principal and interest collections over the life of the loan but lower current period income as cash collections occur over a longer period.
The average balance of our mortgage loan portfolio and debt outstanding for the three months ended June 30, 2018 and 2017 are included in the table below ($ in thousands):
Table 3: Average Balances

	For the three months ended June 30,
	2018	2017
Average mortgage loan portfolio(1)	$1,235,455	$952,638
Total average asset level debt	$941,533	$715,288

(1)	The 2018 average balance for the mortgage loan portfolio is calculated using daily activity. Prior periods are calculated using monthly averages.
Other Income
Other income increased for the three and six months ended June 30, 2018 as compared to the three and six months ended 2017 due to increased fee income from the federal government's Home Affordable Modification Program ("HAMP"), increases in late fee collections and higher rental income from the acquisition of the multi-family apartment building. A breakdown of Other income is provided in the table below ($ in thousands):
Table 4: Other Income

	Three months ended June 30,		Six months ended June 30,
	2018(1)	2017(1)	2018(1)	2017(1)
HAMP fees	$394	$162	$998	$262
Late fee income	251	149	440	299
Other income	92	6	170	18
Net gain/(loss) on sale of Property held-for-sale	(48)	113	535	222
Total Other Income	$689	$430	$2,143	$801

(1)	Includes reclass of income from equity investments from Other income to Income from investments in affiliates.

Expenses
Total expenses for the three and six months ended June 30, 2018 increased from the three and six months ended 2017 due to overall growth in the portfolio. Loan servicing fees and Management fee increased in June 30, 2018 relative to 2017 due to continued growth in the Company’s asset and equity bases. Real estate operating expenses increased over the three and six ended 2018 and 2017 due to impairment on REO. A breakdown of Expenses is provided in the table below ($ in thousands):
Table 5: Expenses

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Related party expense – loan servicing fees	$2,672	$1,935	$5,141	$3,817
Related party expense - management fee	1,440	1,330	2,972	2,403
Other expense	965	886	1,956	1,570
Real estate operating expenses	944	637	1,393	961
Professional fees	506	507	1,115	987
Loan transaction expense	35	442	390	967
Total expenses	$6,562	$5,737	$12,967	$10,705
Other expense increased for the three and six months ended June 30, 2018, primarily due to restricted stock granted to our employees and service providers, increases in other expense and taxes and regulatory expense. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended June 30,		Six months ended June 30,
	2018	2017(1)	2018	2017(1)
Employee and service provider share grants	$208	$170	$392	$338
Directors' fees and grants	191	114	273	179
Other expense	159	99	285	161
Taxes and regulatory expense	127	54	154	67
Insurance	122	138	252	273
Borrowing related expenses	107	80	331	227
Travel, meals, entertainment	87	123	219	178
Communications	7	101	18	117
Prior servicer servicing fees	(43)	7	32	30
Total Other expense	$965	$886	$1,956	$1,570

(1)	Includes reclass of prior servicer servicing fee from Related party expense - loan servicing fee to Other Expense.
Within our Other expense line item, Taxes and regulatory expense increased primarily due to the growth of our operations and the additional expenses to remain compliant. The increase in our other expense was primarily due to the software licenses and software amortization for the implementation of our internal general ledger system to support our growing operations.
Equity and Net Book Value per Share
Our net book value per share was $15.60 and $15.45 at June 30, 2018 and December 31, 2017, respectively, an increase of $0.15 due primarily to the $4.0 million net increase in equity from our earnings after subtracting the effect of dividends paid, and partially from the issuance of shares for partial ownership interest in GAFS, offset by higher distributions to non-controlling interests. While GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the notes into shares of common stock, and the subtraction of non-controlling equity interests, by total adjusted shares outstanding, which include OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock) and shares for Manager and director fees which were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):
Table 7: Book Value per Share

	June 30, 2018	December 31, 2017
Outstanding shares	18,770,071	18,588,228
Adjustments for:
Operating partnership units	624,106	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	51,868	51,082
Conversion of convertible senior notes into shares of common stock	7,048,080	7,047,216
Total adjusted shares outstanding	26,494,125	26,310,632

Equity at period end	$322,676	$317,438
Net increase in equity from expected conversion of convertible senior notes	105,313	105,313
Net adjustment for equity due to non-controlling interests	(14,684)	(16,314)
Adjusted equity	$413,305	$406,437
Book value per share	$15.60	$15.45

Mortgage Loan Portfolio
For the three and six months ended June 30, 2018, we acquired 64 and 151 RPLs for acquisition prices of $14.3 million and $31.9 million, respectively, representing 92.1% and 90.4% of UPB, respectively, and ended the period with $1,231.2 million of mortgage loans with an aggregate UPB of $1,417.9 million. Comparatively for the three and six months ended June 30, 2017, we acquired 1,218 and 1,242 RPLs, respectively, for $210.2 million and $213.3 million, respectively, representing 84.4% and 84.5% of UPB, respectively and ended the period with $1,044.7 million of mortgage loans with an aggregate UPB of $1,257.1 million. No NPLs were acquired directly during the three and six month periods ended June 30, 2018 or 2017. We did, however, invest in debt securities secured by NPLs (See Note 9 - Related party transactions).
The following table shows loan portfolio acquisitions for the three and six months ended June 30, 2018, and 2017 ($ in thousands):
Table 8: Loan Portfolio Acquisitions (excludes loan originations)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
RPLs
Count	64	1,218	151	1,242
UPB	$15,549	$249,000	$35,248	$252,445
Purchase price	$14,313	$210,204	$31,879	$213,347
Purchase price % of UPB	92.1%	84.4%	90.4%	84.5%
During the three and six months ended June 30, 2018, 158 and 280 mortgage loans, representing 2.3% and 3.9% of our ending UPB, were liquidated. Comparatively, during the three and six months ended 2017, 149 and 238 mortgage loans, representing 2.3% and 3.6% of our ending UPB, were liquidated. Our loan portfolio activity for the three and six months ended June 30, 2018 and 2017 are presented below ($ in thousands):
Table 9: Loan Portfolio Activity

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning carrying value(1)	$1,247,213	$855,447	$1,253,541	$869,091
Mortgage loan portfolio acquisitions, net cost basis	14,313	211,872	31,879	217,444
Draws on SBC loans	150	—	267	—
Accretion recognized	25,913	21,682	51,139	42,236
Payments received, net	(52,719)	(36,667)	(98,186)	(68,687)
Reclassifications to REO	(3,768)	(6,144)	(7,726)	(14,244)
Interim payoffs	—	(968)	—	(968)
Other	93	(477)	281	(127)
Ending carrying value	$1,231,195	$1,044,745	$1,231,195	$1,044,745

(1)	Beginning carrying value for January 1, 2017 has been presented net of $1.5 million of borrower advances reclassified to Prepaid expenses and other assets.

Table 10: Portfolio Composition
As of June 30, 2018 and December 31, 2017, our portfolios consisted of the following ($ in thousands):

June 30, 2018(1)		December 31, 2017(1)
No. of Loans	6,719	No. of Loans	6,901
Total UPB	$1,417,914	Total UPB	$1,465,223
Interest-Bearing Balance	$1,326,910	Interest-Bearing Balance	$1,370,563
Deferred Balance(2)	$91,004	Deferred Balance(2)	$94,660
Market Value of Collateral(3)	$1,913,302	Market Value of Collateral(3)	$1,954,661
Price/Total UPB(4)	81.2%	Price/Total UPB(4)	81.0%
Price/Market Value of Collateral	61.8%	Price/Market Value of Collateral	61.7%
Weighted Average Coupon	4.41%	Weighted Average Coupon	4.33%
Weighted Average LTV(5)	86.8%	Weighted Average LTV(5)	88.0%
Weighted Average Remaining Term (months)	319	Weighted Average Remaining Term (months)	324
No. of first liens	6,698	No. of first liens	6,879
No. of second liens	21	No. of second liens	22
No. of Rental Properties	14	No. of Rental Properties	14
Market Value of Rental Properties	$6,009	Market Value of Rental Properties	$1,838
Capital Invested in Rental Properties	$5,661	Capital Invested in Rental Properties	$1,353
Price/Market Value of Rental Properties	94.2%	Price/Market Value of Rental Properties	73.6%
RPLs loans	96.0%	RPLs loans	95.6%
NPLs loans	3.0%	NPLs loans	3.5%
Originated SBC loans	1.0%	Originated SBC loans	0.9%
No. of Other REO	130	No. of Other REO	136
Market Value of Other REO(6)	$25,503	Market Value of Other REO(6)	$28,080

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

(4)
At June 30, 2018 and December 31, 2017, our loan portfolio consists of fixed rate (51.0% of UPB), ARM (10.8% of UPB) and Hybrid ARM (38.2% of UPB); and fixed rate (58.1% of UPB), ARM (10.2% of UPB) and Hybrid ARM (31.7% of UPB), respectively.

(5)	UPB as of June 30, 2018 and December 31, 2017, divided by market value of collateral and weighted by the UPB of the loan.

(6)	Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, BPOs, or other market indicators of fair value including list price or contract price.

Table 11: Portfolio Characteristics
The following tables present certain characteristics about our mortgage loans by year of origination as of June 30, 2018 and December 31, 2017, respectively ($ in thousands):

Portfolio at June 30, 2018

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	522	4,059	1,768	351	19
Unpaid principal balance	$119,877	$965,001	$305,365	$26,903	$768
Mortgage loan portfolio by year of origination	8.5%	68.1%	21.5%	1.9%	—%
Loan Attributes:
Weighted average loan age (months)	81.2	133.7	164.6	239.6	375.1
Weighted Average loan-to-value	81.5%	90.1%	76.6%	65.1%	26.3%
Delinquency Performance:
Current	58.8%	55.5%	55.6%	47.6%	45.6%
30 days delinquent	9.6%	13.5%	13.4%	15.4%	11.6%
60 days delinquent	7.4%	9.0%	8.5%	11.1%	16.5%
90+ days delinquent	16.3%	16.6%	18.2%	18.9%	22.6%
Foreclosure	7.9%	5.4%	4.3%	7.0%	3.7%
Portfolio at December 31, 2017

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	544	4,129	1,833	371	24
Unpaid principal balance	$124,301	$991,242	$320,487	$28,358	$835
Mortgage loan portfolio by year of origination	8.5%	67.7%	21.9%	1.9%	0.1%
Loan Attributes:
Weighted average loan age (months)	73.6	130.8	161.6	237.5	371.3
Weighted Average loan-to-value	82.2%	91.9%	77.6%	64.2%	25.5%
Delinquency Performance:
Current	58.3%	58.6%	60.6%	47.9%	51.6%
30 days delinquent	9.9%	12.5%	11.9%	13.8%	10.8%
60 days delinquent	8.0%	7.8%	8.4%	8.7%	18.1%
90+ days delinquent	13.6%	15.0%	13.2%	21.1%	16.1%
Foreclosure	10.2%	6.1%	5.9%	8.5%	3.4%

Table 12: Loans by State
The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at June 30, 2018 and December 31, 2017 ($ in thousands):

June 30, 2018						December 31, 2017
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	1,127	405,210	28.6%	583,375	30.5%	CA	1,124	410,510	28.0%	581,838	29.8%
FL	777	144,029	10.2%	182,452	9.5%	FL	813	153,418	10.5%	191,298	9.8%
NY	326	109,024	7.7%	161,847	8.5%	TX	460	48,238	3.3%	79,820	4.1%
NJ	286	73,239	5.2%	88,347	4.6%	GA	383	52,926	3.6%	63,587	3.3%
MD	281	70,383	5.0%	80,031	4.2%	NY	341	114,223	7.8%	170,154	8.7%
GA	381	52,659	3.7%	64,294	3.4%	NJ	301	79,403	5.4%	95,765	4.9%
MA	207	47,062	3.3%	63,150	3.3%	NC	286	41,703	2.8%	52,807	2.7%
TX	444	46,970	3.3%	78,703	4.1%	MD	280	70,691	4.8%	80,029	4.1%
VA	214	45,920	3.2%	57,843	3.0%	MA	223	50,371	3.4%	66,679	3.4%
IL	211	44,441	3.1%	49,400	2.6%	IL	221	47,508	3.2%	52,362	2.7%
NC	277	40,838	2.9%	52,167	2.7%	VA	219	47,611	3.2%	59,924	3.1%
WA	136	32,217	2.3%	45,891	2.4%	PA	191	21,270	1.5%	28,317	1.4%
AZ	180	31,404	2.2%	38,959	2.0%	AZ	180	30,560	2.1%	36,862	1.9%
NV	131	26,634	1.9%	32,076	1.7%	SC	145	19,330	1.3%	26,258	1.3%
PA	182	20,714	1.5%	27,044	1.4%	WA	137	33,049	2.3%	46,187	2.4%
SC	142	18,930	1.3%	26,041	1.4%	TN	133	15,424	1.1%	22,005	1.1%
MI	110	17,395	1.2%	26,058	1.4%	NV	130	27,143	1.9%	31,918	1.6%
CO	78	15,778	1.1%	25,694	1.3%	OH	121	15,005	1.0%	16,897	0.9%
TN	128	14,834	1.0%	21,370	1.1%	MI	120	18,773	1.3%	27,949	1.4%
OH	118	14,552	1.0%	16,528	0.9%	IN	106	11,075	0.8%	13,422	0.7%
OR	66	13,487	1.0%	19,187	1.0%	MO	82	10,729	0.7%	13,142	0.7%
CT	64	11,861	0.8%	14,788	0.8%	CO	76	15,756	1.1%	25,263	1.3%
MN	64	11,278	0.8%	14,437	0.8%	OR	70	13,763	0.9%	20,013	1.0%
IN	105	10,859	0.8%	13,300	0.7%	CT	67	12,392	0.8%	15,228	0.8%
MO	82	10,600	0.7%	13,098	0.7%	MN	66	11,773	0.8%	14,910	0.8%
UT	63	10,110	0.7%	14,947	0.8%	UT	66	10,827	0.7%	15,425	0.8%
HI	22	8,327	0.6%	11,509	0.6%	LA	64	6,641	0.5%	10,052	0.5%
AL	51	6,318	0.4%	7,418	0.4%	AL	51	6,436	0.4%	7,393	0.4%
LA	62	6,314	0.4%	9,687	0.5%	KY	44	5,538	0.4%	6,709	0.3%
WI	43	6,298	0.4%	7,478	0.4%	WI	43	6,403	0.4%	7,478	0.4%
DE	32	6,109	0.4%	6,940	0.4%	OK	39	3,651	0.2%	5,096	0.3%
DC	20	5,304	0.4%	8,416	0.4%	DE	34	6,552	0.4%	7,390	0.4%
KY	42	5,037	0.4%	6,292	0.3%	NM	27	4,443	0.3%	5,158	0.3%
NM	26	4,269	0.3%	4,965	0.3%	MS	25	2,603	0.2%	3,092	0.2%
RI	19	4,167	0.3%	5,081	0.3%	HI	24	8,748	0.6%	12,679	0.6%
NH	21	3,756	0.3%	5,373	0.3%	NH	22	3,912	0.3%	5,582	0.3%
OK	37	3,037	0.2%	4,726	0.2%	KS	21	1,596	0.1%	2,412	0.1%
MS	25	2,539	0.2%	3,092	0.2%	RI	21	4,575	0.3%	5,238	0.3%
WV	18	2,539	0.2%	3,205	0.2%	WV	21	3,037	0.2%	3,780	0.2%
ID	15	1,966	0.1%	3,168	0.2%	DC	20	5,282	0.4%	8,369	0.4%
IA	20	1,869	0.1%	2,339	0.1%	IA	20	1,891	0.1%	2,339	0.1%
ME	12	1,712	0.1%	1,958	0.1%	AR	19	1,670	0.1%	2,066	0.1%
AR	18	1,573	0.1%	1,943	0.1%	ID	16	2,032	0.1%	3,298	0.2%
KS	19	1,393	0.1%	2,167	0.1%	ME	12	1,718	0.1%	1,958	0.1%
PR	9	1,079	0.1%	1,399	0.1%	PR	9	1,098	0.1%	1,399	0.1%
NE	6	735	0.1%	896	—%	NE	6	742	0.1%	896	—%

June 30, 2018						December 31, 2017
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
SD	4	726	0.1%	928	—%	WY	5	609	0.1%	760	—%
MT	4	610	0.1%	905	—%	MT	4	620	0.1%	905	—%
WY	5	604	0.1%	760	—%	SD	4	733	0.1%	928	—%
AK	4	504	—%	760	—%	AK	4	511	0.1%	760	—%
VT	2	471	—%	470	—%	ND	3	239	—%	400	—%
ND	3	230	—%	400	—%	VT	2	472	—%	465	—%
	6,719	1,417,914	100%	1,913,302	100%		6,901	1,465,223	100%	1,954,661	100%

(1)	As of date of acquisition.
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
As of June 30, 2018, substantially all of our invested capital was in RPLs, NPLs and REO property held-for-sale. We also held approximately $34.7 million of cash and cash equivalents, a decrease of $19.0 million from our balance of $53.7 million at December 31, 2017. Our average daily cash balance during the quarter was $41.6 million, a decrease of $6.1 million from our average daily cash balance of $47.7 million during the three months ended December 31, 2017.
Our operating cash outflows, including the effect of restricted cash, for the six months ended June 30, 2018 and 2017 were $2.1 million and $7.5 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $29.9 million and $21.2 million for the six months ended June 30, 2018 and 2017, respectively. Operating cash flows are negative for all periods, however, as a result of non-cash interest income accretion of $21.2 million for the six months ended June 30, 2018 and $20.9 million for the six months ended 2017. Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be Investing activities under GAAP, and the cash flows from these activities are included in the Investing section of our consolidated Statements of Cash Flows.
For the six months ended June 30, 2018, our investing cash inflows of $40.6 million were driven primarily by principal payments on and payoffs of our mortgage loan portfolio, proceeds on the sale of our property held-for-sale and a refund of a deposit on loans that were not purchased, offset by acquisitions of mortgage loans and the purchase of debt securities. For the six months ended June 30, 2017, our investing cash outflows of $157.8 million were driven primarily by net mortgage loan acquisitions offset by principal payments on and repayments of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale. Principal payments, payoffs and proceeds on the sale of our property held-for-sale were $56.5 million and $56.9 million for the six months ended June 30, 2018 and 2017, respectively.
Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our equity offerings. For the six months ended June 30, 2018, we had net financing cash outflows of $57.8 million as we had nominal loan acquisition activity requiring financing as we continued to pay down existing debt obligations. For the six months ended June 30, 2017, we had net cash inflows from financing activities of $170.5 million as we issued notes, convertible into shares of common stock for net proceeds of $84.9 million, and issued secured notes, secured by mortgage loans, for proceeds of $140.7 million. For the six months ended June 30, 2018 and 2017 we paid $14.1 million and $10.0 million, respectively, in combined dividends and distributions.
Financing Activities — Equity offerings

In the six months ended June 30, 2018, we did not sell any shares of common stock for proceeds under our At-the-Market Issuance Sales Agreements which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.
Financing Activities — Secured Borrowings and Convertible Senior Notes
From inception (January 30, 2014) to June 30, 2018, we have completed 12 secured borrowings pursuant to Rule 144A under the Securities Act, seven of which were outstanding at June 30, 2018. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated Balance Sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
Our secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our 2017-D secured borrowings, from which we sold a 50% interest in the residual equity to third parties, we have retained the subordinate notes and the trust certificates from the seven secured borrowings outstanding at June 30, 2018.
The Class A notes for the 2017-D secured borrowing is the only debt security issued in this secured borrowing, with the Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. The Class A notes for the Company’s 2017-D secured borrowing carry no step-up in the interest rate. We have retained 50% of both the Class A notes and Class B certificates from 2017-D.
Our 2017-B secured borrowing carries no provision for a step-up in interest rate on any of the Class A, Class B or Class M notes.
For all of our secured borrowings the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D and 2018-A as noted above, the Class B notes are subordinate, sequential pay, fixed rate notes. The Class M notes issued under 2017-B are also mezzanine, sequential pay, fixed rate notes.
For all of the our secured borrowings, except 2017-B and 2017-D which contain no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

During the six months ended June 30, 2018, we issued no Convertible senior notes; however, during the year ended December 31, 2017, we completed the issuance and sale of $108.0 million aggregate principal amount of our 7.25% Convertible senior notes due 2024, in two underwritten public offerings, with the notes from both offerings forming a single series of notes. Our net proceeds from the sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $105.3 million. The carrying amount of the equity component of both transactions was $2.7 million representing the fair value to the notes' owners of the right to convert the notes into shares of our common stock. The notes bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at June 30, 2018 at their respective cutoff dates:
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

(5)
AJAXM 2017-D is a joint venture in which a third party owns 50% of the Class A notes and 50% of the Class B certificates. We are required to consolidate 2017-D and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes, which are held by the third party, are included in Secured borrowings, net. The 50% portion of the Class A notes retained by us have been encumbered under a repurchase agreement. 50% of the Class B certificates are recognized as Non-controlling interest.

Repurchase Transactions
We entered into two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $200.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also entered into a repurchase facility substantially similar to the mortgage loan repurchase facilities. However, the pledged assets are the class B bonds and certificates from our securitization transactions. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.
A summary of our outstanding repurchase transactions at June 30, 2018 and December 31, 2017 follows ($ in thousands):
Table 14: Repurchase Transactions by Maturity Date

			June 30, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
July 16, 2018	June 14, 2018	$5,491	$5,491	$7,845	143%	4.15%
October 26, 2018	April 26, 2018	8,980	8,980	11,973	133%	4.42%
October 30, 2018	April 30, 2018	10,539	10,539	15,055	143%	4.62%
November 8, 2018	May 8, 2018	9,971	9,971	14,243	143%	4.62%
November 21, 2018	November 22, 2017	200,000	551	8,048	1,461%	5.42%
December 7, 2018	June 7, 2018	56,440	56,440	75,253	133%	4.38%
December 28, 2018	June 28, 2018	9,956	9,956	13,275	133%	4.25%
July 12, 2019	July 15, 2016	250,000	193,727	254,214	131%	4.58%
Totals		$551,377	$295,655	$399,906	135%	4.52%

			December 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	December 7, 2017	66,678	66,678	88,904	133%	3.59%
November 21, 2018	November 22, 2017	200,000	3,775	8,215	218%	4.79%
July 12, 2019	July 15, 2016	250,000	180,104	234,724	130%	4.03%
Totals		$542,506	$276,385	$368,742	133%	3.91%
As of June 30, 2018, we had $295.7 million outstanding under our repurchase transactions compared to $276.4 million as of December 31, 2017. The maximum month-end balance outstanding during the three months ended June 30, 2018 was $295.7 million, compared to a maximum month-end balance for the three months ended December 31, 2017, of $323.1 million.

The following table presents certain details of our repurchase transactions for the three months ended June 30, 2018 and December 31, 2017 ($ in thousands):
Table 15:    Repurchase Balances

	Three months ended
	June 30, 2018	December 31, 2017
Balance at the end of period	$295,655	$276,385
Maximum month-end balance outstanding during the year	$295,655	$323,060
Average balance	$281,981	$297,569
The decrease in our average balance from $297.6 million for the three months ended December 31, 2017 to our average balance of $282.0 million for the three months ended June 30, 2018 was due to a net decrease in repurchase financing during the three months ended June 30, 2018, as a result of reduced investments in mortgage loans.
As of June 30, 2018 and December 31, 2017, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings and our Senior convertible notes.
We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On July 31, 2018, our Board of Directors declared a dividend of $0.30 per share, to be paid on August 30, 2018 to stockholders of record as of August 15, 2018. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if we distribute a quarterly dividend out of our taxable income on shares of our common stock in excess of 8% (on an annualized basis) of our stock’s book value. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.
Our most recently declared quarterly dividend represents a payment of approximately 7.69% on an annualized basis of our book value of $15.60 per share at June 30, 2018. If future increases in our taxable income drive our dividend rate higher, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment. See Note 9 — Related party transactions.
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
Table 16: Contractual Obligations
A summary of our contractual obligations as of June 30, 2018 and December 31, 2017 is as follows ($ in thousands):

June 30, 2018	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$108,000	$—	$—	$—	$108,000
Borrowings under repurchase agreements	295,654	101,927	193,727	—	—
Interest on convertible senior notes	43,109	8,662	17,551	16,771	125
Interest on repurchase agreements	10,938	6,243	4,695	—	—
Total	$457,701	$116,832	$215,973	$16,771	$108,125

December 31, 2017	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$108,000	$—	$—	$—	$108,000
Borrowings under repurchase agreements	276,386	96,282	180,104	—	—
Interest on convertible senior notes	47,414	8,626	17,472	18,558	2,758
Interest on repurchase agreements	12,631	8,787	3,844	—	—
Total	$444,431	$113,695	$201,420	$18,558	$110,758
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
Subsequent Events
On July 31, 2018, our Board of Directors declared a dividend of $0.30 per share, to be paid on August 30, 2018 to common stockholders of record as of August 15, 2018.
Since the quarter end we acquired one residential RPL and nine SBC RPLs with aggregate UPB of $0.1 million and $7.2 million, respectively, in three transactions from three sellers. The residential RPL was acquired at 85.4% of UPB and the estimated market value of the underlying collateral is $0.2 million. The purchase price equaled 43.7% of the estimated market value of the underlying collateral. The SBC RPLs were acquired at 101.8% of UPB and the estimated market value of the underlying collateral is $14.5 million. The purchase price equaled 51.2% of the estimated market value of the underlying collateral. We also acquired a 10-unit multi-family apartment building with a purchase price of $1.6 million.
Additionally, we have also agreed to acquire, subject to due diligence, five residential RPLs, nine SBC RPLs and 21 NPLs with UPB of $1.1 million, $9.5 million and $3.0 million, respectively, in eight transactions from eight different sellers. The purchase price of the residential RPLs equals 80.9% of UPB and 53.1% of the estimated market value of the underlying collateral of $1.6 million. The purchase price of the SBC RPLs equals 102.0% of UPB and 42.0% of the estimated market value of the underlying collateral of $23.1 million. The purchase price of the NPLs equals 77.1% of UPB and 55.5% of the estimated market value of the underlying collateral of $4.1 million.
On August 8, 2018, we issued 49,464 shares of our common stock to our Manager in payment of the portion of the base management fee which is payable in common stock for the second quarter of 2018 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the second quarter of 2018.
On August 8, 2018, we issued to each of our four independent directors 601 shares of common stock in payment of half of their quarterly director fees for the second quarter of 2018.
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
Item 2. Unregistered Sales of Securities
Unregistered Sales of Equity Securities
On May 29, 2018 we issued 29,063 shares of our common stock as part of our agreement to acquire an additional 3.1% of GAFS. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
On May 2, 2018 we issued 49,156 shares of our common stock to the Manager in payment of the stock-based portion of the management fee due for the second quarter of 2018 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2018. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
On May 2, 2018 we issued each of our independent directors 604 shares of common stock in partial payment of their quarterly director fees for the second quarter of 2018. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
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

GREAT AJAX CORP.

Date: August 9, 2018	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)