Form 10-Q
period 2018-09-30
Great Ajax Corp.
filed 2018-11-07
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes☒ No☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒
As of November 6, 2018, 18,856,601 shares of the registrant’s common stock, par value $0.01 per share, were outstanding, which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$59,758	$53,721
Cash held in trust	45,527	27,041
Mortgage loans, net(1,4)	1,272,644	1,253,541
Property held-for-sale, net(2)	20,463	24,947
Rental property, net	8,080	1,284
Investments at fair value	51,751	6,285
Receivable from servicer	13,106	17,005
Investments in affiliates	8,737	7,020
Prepaid expenses and other assets	12,410	4,894
Total assets	$1,492,476	$1,395,738
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,3,4)	$631,207	$694,040
Borrowings under repurchase transactions	420,461	276,385
Convertible senior notes, net(3)	103,162	102,571
Management fee payable	777	750
Accrued expenses and other liabilities	4,704	4,554
Total liabilities	1,160,311	1,078,300
Commitments and contingencies – see Note 7
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.01 par value; 125,000,000 shares authorized, 18,856,601 shares at September 30, 2018 and 18,588,228 shares at December 31, 2017 issued and outstanding	189	186
Additional paid-in capital	258,854	254,847
Treasury stock	(232)	—
Retained earnings	40,518	35,556
Accumulated other comprehensive income/(loss)	(203)	(233)
Equity attributable to stockholders	299,126	290,356
Non-controlling interests(5)	33,039	27,082
Total equity	332,165	317,438
Total liabilities and equity	$1,492,476	$1,395,738

(1)
Mortgage loans, net include $914.2 million and $996.2 million of loans at September 30, 2018 and December 31, 2017, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 8 — Debt. Mortgage loans, net include $0.4 million and $0 of allowance for loan losses at September 30, 2018 and December 31, 2017, respectively.

(2)	Property held-for-sale, net, includes valuation allowances of $2.0 million and $1.8 million at September 30, 2018 and December 31, 2017, respectively.

(3)	Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.

(4)
As of September 30, 2018, balances for Mortgage loans, net includes $338.7 million and Secured borrowings, net of deferred costs includes $237.0 million from the 50% and 63% owned joint ventures, respectively. As of December 31, 2017, balances for Mortgage loans, net include $177.1 million and Secured borrowings, net of deferred costs includes $88.4 million from a 50% owned joint venture, all of which the Company consolidates under U.S. GAAP.

(5)
Non-controlling interests includes $19.9 million at September 30, 2018, from 50% and 63% owned joint ventures. Non-controlling interests includes $14.0 million at December 31, 2017, from a 50% owned joint venture, which the Company consolidates under U.S. GAAP.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
($ in thousands except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
INCOME
Interest income	$27,416	$24,529	$79,697	$67,057
Provision for loan losses	(365)	—	(365)	—
Interest expense	(12,997)	(10,775)	(38,290)	(27,719)
Net interest income	14,054	13,754	41,042	39,338
Income from investments in affiliates	239	158	628	543
Other income	457	314	2,600	1,117
Total income	14,750	14,226	44,270	40,998
EXPENSE
Related party expense – loan servicing fees	2,457	2,187	7,598	6,003
Related party expense – management fee	1,456	1,428	4,428	3,830
Loan transaction expense	(25)	290	365	1,257
Professional fees	482	497	1,597	1,484
Real estate operating expenses	1,001	1,151	2,394	2,112
Other expense	964	910	2,920	2,482
Total expense	6,335	6,463	19,302	17,168

Loss on debt extinguishment	836	—	836	218

Income before provision for income taxes	7,579	7,763	24,132	23,612
Provision for income taxes	84	47	102	96
Consolidated net income	7,495	7,716	24,030	23,516
Less: consolidated net income attributable to the non-controlling interest	937	246	2,286	773
Consolidated net income attributable to common stockholders	$6,558	$7,470	$21,744	$22,743
Basic earnings per common share	$0.35	$0.41	$1.16	$1.25
Diluted earnings per common share	$0.34	$0.38	$1.09	$1.19
Weighted average shares – basic	18,691,393	18,072,045	18,599,088	18,019,434
Weighted average shares – diluted	26,592,806	25,246,764	26,488,984	22,380,788

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2018	2017	2018	2017
Consolidated net income attributable to common stockholders	$6,558	$7,470	$21,744	$22,743
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investment, net of non-controlling interest	193	(39)	30	(170)
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive income	$6,751	$7,431	$21,774	$22,573

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

($ in thousands)	Nine months ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$24,030	$23,516
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	2,969	2,248
Non-cash interest income accretion	(32,643)	(32,019)
Discount accretion on investment in debt securities	(255)	(153)
Gain on sale of property held-for-sale	(264)	(170)
Non-cash loan charges	—	26
Depreciation of property	94	56
Impairment of real estate owned	2,049	2,027
Provision for loan losses	365	—
Amortization of debt discount and prepaid financing costs	5,068	4,221
Undistributed income from investment in affiliates	(628)	(543)
Net change in operating assets and liabilities
Prepaid expenses and other assets	(7,245)	(1,767)
Receivable from servicer	3,683	(895)
Accrued expenses, management fee payable, and other liabilities	177	604
Net cash from operating activities	(2,600)	(2,849)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(97,738)	(239,992)
Origination of commercial loans	(5,100)	(7,042)
Principal paydowns on mortgage loans	105,254	77,177
Principal paydowns on debt securities held as investments	4,656	—
Loans purchase deposit	(50)	—
Purchase of debt securities	(48,798)	—
Purchase of rental property	(5,896)	—
Purchase of equity securities	(1,039)	—
Proceeds from sale of property held-for-sale	12,943	11,922
Renovations of rental property	(264)	—
Investment in Great Ajax FS LLC, including warrants	(1,750)	—
Investment in equity method investee	—	(5,115)
Distribution from affiliates	647	2,831
Net cash from investing activities	(37,135)	(160,219)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	182,128	84,592
Repayments on repurchase transactions	(38,052)	(54,027)
Proceeds from sale of secured borrowings	167,910	140,669
Repayments on secured borrowings	(232,432)	(88,217)
Proceeds from sale of convertible senior notes	—	105,325
Deferred financing costs	(2,215)	(2,526)
Sale of common stock pursuant to dividend reinvestment plan	140	123
Distribution to non-controlling interest	(3,107)	(519)
Issuance of non-controlling interest in subsidiaries	6,778	—
Dividends paid on common stock	(16,892)	(15,099)
Net cash from financing activities	64,258	170,321
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	24,523	7,253
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	80,762	36,908
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$105,285	$44,161
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$36,909	$24,792
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$10,974	$17,927

The accompanying notes are an integral part of the consolidated interim financial statements.

Issuance of common stock for management fee and compensation expense	$2,969	$2,248
Issuance of shares to Great Ajax FS LLC	$1,011	$—
Transfer of property held-for-sale to loans	$—	$56
Non-cash adjustments to basis in mortgage loans	$214	$245
Unrealized gain/(loss) on available for sale securities, net of non-controlling interest and tax	$30	$(170)
Treasury stock received through distributions from investment in Manager	$232	$—
Convertible senior notes conversion premium recognized in equity	$—	$2,687
Transfer of accrued interest to borrowings under repurchase agreement	$—	$397
Cumulative effect of accounting change recognized in equity	$110	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated Balance Sheet to the amount shown in the consolidated Statements of Cash Flows as of September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$59,758	$43,086
Restricted cash	45,527	1,075
Total cash and cash equivalents and restricted cash shown on the consolidated Statements of Cash Flows	$105,285	$44,161

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Common Stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2016	18,122,387	$181	$—	$244,880	$27,231	$—	$272,292	$10,431	$282,723
Net income	—	—	—	—	22,743	—	22,743	773	23,516
Issuance of shares under dividend reinvestment plan	9,165	—	—	123	—	—	123	—	123
Stock-based management fee expense	78,887	2	—	1,580	—	—	1,582	—	1,582
Stock-based compensation expense	41,536	—	—	666	—	—	666	—	666
Dividends and distributions	—	—	—	—	(15,099)	—	(15,099)	(519)	(15,618)
Conversion premium - Convertible senior notes	—	—	—	2,687	—	—	2,687	—	2,687
Other comprehensive loss	—	—	—	—	—	(170)	(170)	—	(170)
Balance at September 30, 2017	18,251,975	$183	$—	$249,936	$34,875	$(170)	$284,824	$10,685	$295,509

Balance at December 31, 2017	18,588,228	$186	$—	$254,847	$35,556	$(233)	$290,356	$27,082	$317,438
Net income	—	—	—	—	21,744	—	21,744	2,286	24,030
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	6,778	6,778
Issuance of shares to Great Ajax FS LLC	75,001	1	—	1,010	—	—	1,011	—	1,011
Issuance of shares under dividend reinvestment plan	10,381	—	—	140	—	—	140	—	140
Stock-based management fee expense	147,274	2	—	2,098	—	—	2,100	—	2,100
Stock-based compensation expense	53,082	—	—	869	—	—	869	—	869
Dividends and distributions	—	—	—	—	(16,892)	—	(16,892)	(3,107)	(19,999)
Other comprehensive income	—	—	—	—	—	30	30	—	30
Cumulative effect of accounting change	—	—	—	(110)	110	—	—	—	—
Treasury stock	(17,365)	—	(232)	—	—	—	(232)	—	(232)
Balance at September 30, 2018	18,856,601	$189	$(232)	$258,854	$40,518	$(203)	$299,126	$33,039	$332,165

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERM FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 1 — Organization and Basis of Presentation
Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”) including residential mortgage loans and small balance commercial mortgage loans (“SBC loans”) and originations of SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that the Company intends to opportunistically target, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties. Purchased SBC loans are generally RPLs. Additionally, the Company may invest in both residential and non-residential commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, through a direct acquisition. The Company may also target investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs, either directly or with third-party institutional investors if attractive opportunities exist. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of our Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan servicer. The Company’s mortgage loans and real properties are serviced by Gregory, also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).
The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly-owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Parent of the Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of many of these VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate LLC is a wholly-owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code.
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
The Company consolidates the results and balances of securitization trusts when it determines it is the primary beneficiary of the trust. The trusts are established to provide debt financing to the Company. The Company also consolidates the results and balances of five subsidiaries with ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trusts 2017-D ("2017-D") and Ajax Mortgage Loan Trusts 2018-C (“2018-C”) are securitization trusts which holds mortgage loans, REO property and secured debt; 2017-D is 50.0% owned by the Company, and 2018-C is 63.0% owned by the Company. Banfield Holding LLC ("Banfield") holds an REO property that is 90.0% owned by the Company. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated Balance Sheet. As of September 30, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by an unaffiliated holder. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.
The Company’s 19.8% investment in the Manager and 8.0% investment in GAFS are accounted for using the equity method because the Company can exercise influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in the Manager or GAFS since each is privately held.
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
     Borrower payments on the Company’s mortgage loans are classified as principal, interest, payments of fees, or escrow deposits. Amounts applied as interest on the borrower account are similarly classified as interest for accounting purposes and are classified as operating cash flows in the Company’s consolidated Statement of Cash Flows. Amounts applied as principal on the borrower account including amounts contractually due from borrowers that exceed the Company’s basis in loans purchased at a discount, are similarly classified as principal for accounting purposes and are classified as investing cash flows in the consolidated Statement of Cash Flows as required under U.S. GAAP. Amounts received as payments of fees are recorded in Other income and classified as operating cash flows in the consolidated Statement of Cash Flows. Escrow deposits are recorded on the Servicer’s Balance Sheet and do not impact the Company’s cash flow.
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
Real Estate
The Company acquires REO properties directly through purchases, or when it forecloses on the borrower and takes title to the underlying property or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that the Company expects to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or net realizable value (fair market value less expected selling costs, and any additional costs necessary to prepare the property for sale). Fair market value is determined based on broker price opinions (“BPOs”), appraisals, or other market indicators of fair value including list price or contract price, if listed or under contract for sale at the balance sheet date. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income through real estate operating expenses. No depreciation or amortization expense is recognized on properties held-for-sale. Holding costs are generally incurred by the Servicer and are subtracted from the Servicer’s remittance of sale proceeds upon ultimate disposition of properties held-for-sale.
Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be reclassified as held-for-sale. Property is generally held for investment as rental property if the cash flows from use as a rental exceed the present value of expected cash flows from a sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 39 years. The Company performs an impairment analysis for rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.
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
Secured Borrowings
The Company, through securitization trusts which are VIEs, issues callable debt secured by its mortgage loans in the ordinary course of business. The secured borrowings facilitated by the trusts are structured as debt financings, and the mortgage loans used as collateral remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts. These secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest expense on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are carried on the Company’s consolidated Balance Sheets as a deduction from Secured borrowings, and are amortized to interest expense on an effective yield basis based on the underlying cash flow of the mortgage loans serving as collateral. The Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.
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
Convertible Senior Notes
On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its convertible senior notes (the “notes”) due 2024, with a follow-on offering of an additional $20.5 million in aggregate principal amount completed on August 18, 2017, which, combined with the notes from the April offering, form a single series of securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.6388 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $15.26 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.
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
Under the Management Agreement by and between the Company and the Manager as amended and restated on October 27, 2015, the Company pays a quarterly base management fee based on its stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, and may be required to pay a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. See Note 9 — Related party transactions.
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

On June 7, 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible senior notes, including OP Units and any LTIP Units, into shares of common stock). Grants of restricted stock under the 2016 Plan use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates had previously been determined using the stock price as of the date at which the counterparty's performance is complete. However, pursuant to the issuance and early adoption of ASU 2018-07 in June 2018, the Company used the grant date fair value of the stock as the basis for measuring the cost of the grant. See “Recently Adopted Accounting Standards” below. Forfeitures of granted shares are accounted for in the period in which they occur. The share grants vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date.
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
Cash Held in Trust
Cash held in trust consists of restricted cash balances either legally due to lenders or held in trust for he benefit of the Company's secured borrowers, and is segregated from the Company’s other cash deposits. Cash held in trust is not available to the Company for any purposes other than the settlement of existing obligations.
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
The Company’s Investments in securities at fair value are carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Income.
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
Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Net realizable value is determined based on broker price opinions, appraisals, or other market indicators of fair value, which are then reduced by anticipated selling costs. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.
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
Investments in Securities at Fair Value
The Company’s investments in securities at fair value as of September 30, 2018 consist of common stock and investments in debt securities. The investments in debt securities are issued by related party trusts and are considered to be available for sale (See Note 9 - Related party transactions). The investments in common stock consist of listed shares of publicly traded real estate investment trusts. The debt securities are carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income. The common stock is carried at fair value with holding gains or losses recognized in the Company’s consolidated Statements of Income.
Segment Information
The Company’s primary business is acquiring, investing in and managing a portfolio of mortgage loans. The Company operates in a single segment focused on re-performing mortgages, and to a lesser extent non-performing mortgages and real property.
Reclassifications
The Company reclassified the balance of its Loans Purchase deposit account on its 2017 consolidated Balance Sheet to its Cash held in trust account to better reflect the nature of the asset. The Company believes this to be an immaterial classification. Additionally, certain other immaterial amounts in the Company’s 2017 consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or equity.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the consolidated Balance Sheets or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-01 in 2018 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows on the date of adoption.
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
In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718) - Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted, but no earlier than an entity's adoption of Topic 606. The Company elected to early-adopt ASU 2018-07 in 2018. The cumulative effect on prior periods arising from the adoption is $0.1 million and is reflected as an adjustment to the Company's consolidated Balance Sheet at March 31, 2018. The effect during the three and nine months ended September 30, 2018 is a reduction in Management fee expense of $0.1 million and $0.2 million, and a corresponding increase of $0.1 million and $0.2 million, respectively, in both the Company's Consolidated net income line and its Consolidated net income attributable to common stockholders line in its consolidated Statement of Income.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the concepts statement, including the consideration of costs and benefits. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, including early adoption of any removed or modified disclosures addressed in this update and delay of additional disclosures until their effective date. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
In August 2018, the SEC issued a final rule to amend certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements, U.S. GAAP or IFRS. Among other changes, the amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule - e.g. for a calendar year-end company, the first quarter of fiscal year 2019. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Note 3 — Mortgage Loans
The following table presents information regarding the carrying value for the Mortgage loan categories of RPL, NPL and originated as of September 30, 2018 and December 31, 2017 ($ in thousands):

Loan portfolio basis by asset type	September 30, 2018	December 31, 2017
Residential RPLs	$1,197,877	$1,190,019
Purchased SBC (RPL)	24,968	8,605
Originated SBC	13,573	11,620
Residential NPLs	36,226	43,297
Total	$1,272,644	$1,253,541
Included on the Company’s consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 are approximately $1,272.6 million and $1,253.5 million, respectively, of RPLs, NPLs, and originated SBCs at carrying value. RPLs and NPLs are categorized as such at acquisition. The carrying value of RPLs and NPLs reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. Additionally, originated SBC loans are carried at originated cost, less any loan discount. The carrying values at September 30, 2018 for the Company's loans in the table above are reduced by an allowance for loan losses of $0.4 million, which is allocated at the loan level and reflected in the totals for each line in the table above. The Company had no allowance for loan losses at December 31, 2017. For the three and nine months ended September 30, 2018 the Company recognized $0.4 million provision for loan loss. For the three and nine months ended September 30, 2017, the Company recognized no provision for loan loss. For the three and nine month periods ended September 30, 2018, the Company accreted $25.6 million and $76.7 million, respectively, into interest income with respect to its RPL and NPL portfolio. For the three and nine month periods ended September 30, 2017, the Company accreted $24.0 million and $66.0 million, respectively, into interest income with respect to its RPL and NPL portfolio.
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
The Company’s loan acquisitions for the three and nine month periods ended September 30, 2018 consisted of 271 and 422, respectively, purchased RPLs with UPB of $69.2 million and $104.5 million UPB, respectively, and six originated SBC loans with $4.8 million. Comparatively during the three and nine months ended September 30, 2017, the Company acquired 109 and 1,351, respectively, purchased RPLs with $32.7 million and $285.2 million, respectively, UPB and two and six, respectively, originated SBC loans with $3.0 million and $7.1 million, respectively.
The Company acquired 11 purchased NPLs with $1.7 million UPB for the three and nine month periods ended September 30, 2018. No NPLs were directly purchased during the three and nine month periods ended September 30, 2017. Also, the Company invested in debt securities that are secured by NPLs and RPLs (See Note 9 - Related party transactions).
The following table presents information regarding the accretable yield and non-accretable amount for purchased loans acquired during the following periods ($ in thousands):

	Three months ended September 30, 2018		Three months ended September 30, 2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$80,971	$1,963	$51,920	$—
Non-accretable amount	(5,352)	(478)	(15,675)	—
Expected cash flows to be collected	75,619	1,485	36,245	—
Accretable yield	(11,750)	(54)	(9,599)	—
Fair value at acquisition	$63,869	$1,431	$26,646	$—

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$138,860	$1,963	$456,353	$—
Non-accretable amount	(23,629)	(478)	(145,780)	—
Expected cash flows to be collected	115,231	1,485	310,573	—
Accretable yield	(19,483)	(54)	(70,581)	—
Fair value at acquisition	$95,748	$1,431	$239,992	$—

The Company determines the accretable yield on new acquisitions by comparing the expected cash flows from the Company’s proprietary cash flow model to the remaining contractual cash flows at acquisition. The difference between the expected cash flows and the portfolio acquisition price is accretable yield. The difference between the remaining contractual cash flows and the expected cash flows is the non-accretable amount. The following table presents the accretable yield and non-accretable amount for loan portfolio purchases for the three and nine months ended September 30, 2018 and 2017. Accretable yield and accretion amounts do not include any of the six or two originated SBC loans acquired at September 30, 2018 and 2017. Also, it does not include gains of $7,000 from loans that paid in full after acquisition but before boarding by the Servicer for the three and nine months ended September 30, 2018. No gains were recognized from loans that paid in full after acquisition but before boarding by the Servicer for the three and nine months ended September 30, 2017 ($ in thousands):

	Three months ended September 30, 2018		Three months ended September 30, 2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$302,454	$5,558	$299,812	$9,475
Accretable yield additions	11,750	54	9,599	—
Accretion	(25,291)	(269)	(23,134)	(828)
Reclassification from (to) non-accretable amount, net	7,484	(550)	4,536	266
Balance at end of period	$296,397	$4,793	$290,813	$8,913

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$344,141	$7,370	$239,858	$12,065
Accretable yield additions	19,483	54	70,580	—
Accretion	(75,065)	(1,612)	(62,786)	(3,258)
Reclassification from (to) non-accretable amount, net	7,838	(1,019)	43,161	106
Balance at end of period	$296,397	$4,793	$290,813	$8,913
During the three months ended September 30, 2018, the Company reclassified a net $6.9 million from non-accretable amount to accretable yield, consisting of a $7.5 million transfer from non-accretable amount to accretable yield for RPLs, and a $0.6 million transfer from accretable yield to non-accretable amount for NPLs. Comparatively, during the three months ended 2017, the Company reclassified a net $4.8 million from non-accretable amount to accretable yield, consisting of a $4.5 million transfer from non-accretable amount to accretable yield for its RPLs and $0.3 million from non-accretable amount to accretable yield on NPLs. The Company recalculates the amount of accretable yield and non-accretable amount on a quarterly basis. Reclassifications between the two categories are primarily based upon changes in expected cash flows and actual prepayments, including payoffs in full or in part. Additionally, the accretable yield and non-accretable amounts are revised when loans are reclassified to REO because the future expected cash flows are removed from the pool. The reclassification in the third quarter of 2018 and 2017 is based on an updated assessment of projected loan cash flows as compared to the projection at December 31, 2017 and December 31, 2016, respectively. This is offset by the removal of the accretable yield for loans that are removed from the pool at foreclosure and loan payoffs, both in full or in part, prior to modeled expectations.
The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. A provision for loan losses is established when it is probable the Company will not collect all amounts previously estimated to be collectible. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. During the quarter ended September 30, 2018, the Company recorded an impairment of $0.4 million of the value of two of its NPL pools acquired in 2014. An analysis of the balance in the allowance for loan losses account follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Allowance for loan losses, beginning of period	$—	$—	$—	$—
Current period additions to allowance account	(365)	—	(365)	—
Allowance for loan losses, end of period	$(365)	$—	$(365)	$—
The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018			December 31, 2017
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	3,844	$744,081	$843,386	3,998	$744,300	$860,572
30	996	167,458	189,409	912	152,685	178,383
60	659	108,474	122,993	577	100,792	117,145
90	1,087	184,214	213,409	1,047	177,841	214,297
Foreclosure	272	68,417	80,603	367	77,923	94,826
Mortgage loans	6,858	$1,272,644	$1,449,800	6,901	$1,253,541	$1,465,223

Note 4 — Real Estate Assets, Net
The Company primarily acquires REO when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure. Additionally, from time to time, the Company may acquire real estate assets in purchase transactions.
Rental Property
As of September 30, 2018, the Company owned 17 REO properties with an aggregate carrying value of $8.1 million held for investment as rentals, at which time 12 properties were rented. Two properties consist of multi-family apartment buildings that were acquired as of September 30, 2018 that have a current carrying value of $5.0 million. One property consists of a single tenant commercial property that was acquired during the three months ended September 30, 2018 that has a current carrying value of $0.8 million. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure, and 12 were transferred from Property held-for-sale, where all 12 were acquired through foreclosures. As of December 31, 2017, the Company had 14 REO properties with a carrying value of $1.3 million held for use as rentals, at which time five were rented. One of these properties was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, three were acquired through foreclosures, and 10 were transferred from Property held-for-sale, where all 10 were acquired through foreclosures.
Property Held-for-Sale
The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of September 30, 2018 and December 31, 2017, the Company’s net investments in REO held-for-sale were $20.5 million and $24.9 million, respectively, which include balances of $0.7 million and $1.8 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. For the nine months ended September 30, 2018 and 2017, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of its mortgage loan portfolio.
The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30,2018[1]		September 30, 2017
Property Held-for-sale	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	130	$22,807	167	$28,278	136	$24,947	149	$23,882
Transfers from mortgage loans	19	3,248	20	3,683	73	10,974	110	17,395
Adjustments to record at lower of cost or fair value	—	(897)	—	(1,118)	—	(2,049)	—	(2,027)
Disposals	(32)	(4,448)	(28)	(3,526)	(93)	(12,680)	(92)	(11,753)
Net transfers to Rental property	(1)	(146)	—	26	—	(590)	(5)	(153)
Other	—	(101)	1	(1)	—	(139)	(2)	(2)
Balance at end of period	116	$20,463	160	$27,342	116	$20,463	160	$27,342

(1)
For the nine months ended September 30, 2018, net transfers to rental property included the net impact of five properties transferred from held-for-sale to rental of $1.1 million and five properties transferred from rental to held-for-sale of $0.5 million.

Dispositions
During the three months ended September 30, 2018 and 2017, the Company sold 32 and 28 REO properties respectively, realizing net losses of approximately $0.2 million and $0.1 million, respectively. Comparatively, for the nine months ended September 30, 2018 and 2017, the Company sold 93 and 92 REO properties, realizing net gains of approximately $0.3 million and $0.1 million, respectively. These amounts are included in Other income on the Company's consolidated Statements of Income. The Company recorded a lower of cost or net realizable value adjustments in Real estate operating expense for the three months ended September 30, 2018 and 2017 of $0.9 million and $1.1 million, respectively. Comparatively, for the nine months ended September 30, 2018 and 2017, the Company recorded lower of cost or estimated fair value adjustments of $2.0 million and $2.0 million, respectively.

Note 5 — Fair Value
The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2018	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,272,644	$—	$—	$1,397,101
Investments in debt securities at fair value	$50,695	$—	$50,695	$—
Investments in equity securities at fair value	$1,056	$1,056	$—	$—
Investment in Manager	$1,826	$—	$—	$5,743
Investment in AS Ajax E	$1,056	$—	$1,224	$—
Investment in GAFS, including warrants	$2,842	$—	$—	$3,320
Financial liabilities
Secured borrowings, net	$631,207	$—	$—	$631,688
Borrowings under repurchase transactions	$420,461	$—	$420,461	$—
Convertible senior notes, net	$103,162	$107,698	$—	$—

		Level 1	Level 2	Level 3
December 31, 2017	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,253,541	$—	$—	$1,375,722
Investments in debt securities at fair value	$6,285	$—	$6,285	$—
Investment in Manager	$850	$—	$—	$6,427
Investment in AS Ajax E	$1,201	$—	$1,224	$—
Financial liabilities
Secured borrowings, net	$694,040	$—	$—	$693,255
Borrowings under repurchase transactions	$276,385	$—	$276,385	$—
Convertible senior notes, net	$102,571	$109,641	$—	$—
The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to REO is based upon the present value of future expected cash flows of the loans being transferred.
The Company values its Investments in securities at fair value using estimates provided by banking institutions for debt securities and the stock price on the NYSE for the equity securities (See Note 10 - Investments at fair value).
The Company's investment in the Manager is valued by applying an earnings multiple to expected earnings.
The Company’s investment in AS Ajax E is valued using estimates provided by banking institutions.
The fair value of the Company's investment in GAFS is presented by applying an earnings multiple to expected earnings.
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
Non-financial assets
Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Fair market value is determined based on appraisals, broker price opinions, or other market indicators of fair value. Since net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income, aggregate fair value for the Company’s REO Property is conservatively stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017 ($ in thousands):

			Level 1	Level 2	Level 3
September 30, 2018	Carrying value	Nine months ended fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$20,463	$2,049	$—	$—	$20,463

			Level 1	Level 2	Level 3
December 31, 2017	Carrying value	Fiscal year 2017 fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$24,947	$2,516	$—	$—	$24,947
During the year ended December 31, 2017, the Company transferred the balance of its Property held-for-sale from Level 2 to Level 3 to reflect the additional uncertainty inherent in the estimation process for real estate values.

Note 6 — Affiliates
Unconsolidated Affiliates
During the nine months ended September 30, 2018, the Company acquired an 8.0% ownership interest in GAFS. The acquisition was completed in two transactions. January 26, 2018 was the initial closing date wherein the Company acquired a 4.9% interest in GAFS and three warrants, each exercisable for a 2.45% interest in GAFS upon payment of additional consideration, in exchange for consideration of $1.1 million of cash and 45,938 shares of the Company’s common stock with a value of approximately $0.6 million. On May 29, 2018 the additional closing was completed wherein the Company acquired an additional 3.1% interest in GAFS and three warrants, each exercisable for a 1.55% interest in GAFS, in exchange for consideration of $0.7 million of cash and 29,063 shares of the Company's common stock with a value of approximately $0.4 million. The Company accounts for its investment in GAFS using the equity method.
During the year ended December 31, 2017, a small-balance commercial loan secured by a commercial property in Portland, Oregon, in which the Company held a 40.5% interest through a Delaware trust, GA-E 2014-12, was paid off in full and the Company received a distribution of $2.6 million related to this investment. At September 30, 2018, all remaining cash in GA-E 2014-12 had been distributed to the investors in proportion to their ownership interests resulting in an additional nominal distribution to the Company. The Company used the equity method of accounting for its investment in GA-E 2014-12.
Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. The Company accounts for its investment in the Manager using the equity method.
On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E LLC was reduced to a lower percentage of the total. At both September 30, 2018 and December 31, 2017, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.
The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):
Net income, assets and liabilities of unconsolidated affiliates at 100%

	Three months ended September 30,		Nine months ended September 30,
Net income at 100%	2018	2017	2018	2017
Thetis Asset Management LLC	$569	$721	$1,813	$1,685
Great Ajax FS LLC(2)	$805	$—	$1,231	$—
AS Ajax E LLC	$92	$88	$261	$224
GA-E 2014-12	$—	$—	$—	$426

	September 30, 2018		December 31, 2017
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC(2)	$73,081	$51,191	$—	$—
Thetis Asset Management LLC	$8,564	$2,045	$7,415	$1,674
AS Ajax E LLC	$6,544	$18	$7,293	$5
GA-E 2014-12	$—	$—	$7	$5
Net income, assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended September 30,		Nine months ended September 30,
Net income at the Company's share	2018	2017	2018	2017
Thetis Asset Management LLC	$113	$143	$359	$334
Great Ajax FS LLC(1)(2)	$64	$—	$88	$—
AS Ajax E LLC	$15	$14	$43	$37
GA-E 2014-12	$—	$—	$—	$173

	September 30, 2018		December 31, 2017
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC(2)	$5,846	$4,095	$—	$—
Thetis Asset Management LLC	$1,696	$405	$1,468	$331
AS Ajax E LLC	$1,080	$3	$1,203	$1
GA-E 2014-12	$—	$—	$3	$2

(1)	Net income at the Company's share is not directly proportionate to Net income at 100% due to the timing of the Company's acquisition during the quarter.

(2)	Amounts for the Company's share for 2017 are presented as zero since the Company's investment was a 2018 event.

Consolidated affiliates
The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs.
The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of September 30, 2018, AS Ajax E II LLC was 53.1% owned by the Company, with the remainder held by third parties. 2017-D and 2018-C are securitization trusts formed to hold mortgage loans, REO property and secured debt. As of September 30, 2018, 2017-D is 50% owned by the Company and 2018-C is 63.0% owned by the Company, with the remainder held by third-party institutional investors. The Company consolidates the results and balances of AS Ajax E II LLC, 2017-D and 2018-C in its consolidated financial statements, and recognizes a non-controlling interest on its consolidated Balance Sheet for the amount of the investment due to the third party investors. Additionally, non-controlling interests in the earnings of AS Ajax E II LLC, 2017-D and 2018-C are recognized in the Company’s consolidated Statement of Income, which consists of the proportionate amount of income attributable to the third party investors.

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
At September 30, 2018, the Company had commitments to purchase, subject to due diligence, 254 mortgage loans secured by single-family residences with aggregate UPB of $65.9 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its third party institutional co-investors. See Note 15 - Subsequent Events, for remaining open acquisitions as of the filing date.
Litigation, Claims and Assessments
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 8 — Debt
Repurchase Agreements
The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”), acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity the Company has in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has also entered into two repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are the class B bonds and certificates from the Company's securitization transactions. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.
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
Additionally, the Company has sold subordinate securities from its mortgage securitizations in repurchase transactions. The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			September 30, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
October 26, 2018	April 26, 2018	$8,980	$8,980	$11,973	133%	4.42%
October 30, 2018	April 30, 2018	10,539	10,539	15,055	143%	4.62%
November 8, 2018	May 8, 2018	5,468	5,468	7,811	143%	4.62%
December 7, 2018	June 7, 2018	56,440	56,440	75,253	133%	4.38%
December 28, 2018	June 28, 2018	9,956	9,956	13,275	133%	4.25%
January 11, 2019	July 11, 2018	8,956	8,956	12,795	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,528	133%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,028	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	16,718	133%	4.40%
July 12, 2019	July 15, 2016	250,000	199,079	264,021	133%	4.69%
September 24, 2019	September 25, 2018	400,000	81,766	88,769	109%	4.72%
Totals		$789,616	$420,461	$541,400	129%	4.60%

			December 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	December 7, 2017	66,678	66,678	88,904	133%	3.59%
November 21, 2018	November 22, 2017	200,000	3,775	8,215	218%	4.79%
July 12, 2019	July 15, 2016	250,000	180,104	234,724	130%	4.03%
Totals		$542,506	$276,385	$368,742	133%	3.91%
The guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated Balance Sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated Balance Sheets at September 30, 2018 and December 31, 2017 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	September 30, 2018	December 31, 2017
Gross amount of recognized liabilities	$420,461	$276,385
Gross amount pledged as collateral	541,400	368,742
Net amount	$120,939	$92,357
Secured Borrowings
From inception (January 30, 2014) to September 30, 2018, the Company has completed 13 secured borrowings pursuant to Rule 144A under the Securities Act, six of which were outstanding at September 30, 2018. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The

Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
The Company’s secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest, in the trust certificates to third parties and 2018-C securitization, from which the Company sold a 95% interest in the Class A notes and 37% in the Class B and Class C certificates, the Company has retained the subordinate notes and the trust certificates from the six secured borrowings outstanding at September 30, 2018.
The Class A notes for the 2017-D secured borrowing contains Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. The Class A notes for the Company’s 2017-D secured borrowing carry no step-up in the interest rate. The Company has retained 50% of both the Class A notes and Class B certificates from 2017-D.
The Class A notes for the 2018-C secured borrowing contains Class B notes and Class C certificates representing the residual interest in the mortgages held within the securitization trusts subsequent to repayment for the Class A debt. The Class A notes of the Company's 2018-C secured borrowing carry no step-up in the interest rate. The Company has retained 5% of the Class A notes and 63% of the Class B notes and Class C certificates.
The Company's 2017-B secured borrowing carries no provision for a step-up in interest rate on any of the Class A, Class B or Class M notes.
For all of the Company's secured borrowings the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D and 2018-C, as noted above, the Class B notes are subordinate, sequential pay, fixed rate notes. The Class M notes issued under 2017-B are also mezzanine, sequential pay, fixed rate notes.
For all of the Company's secured borrowings, except 2017-B, 2017-D and 2018-C which contain no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.
The following table sets forth the original terms of all notes from our secured borrowings outstanding at September 30, 2018 at their respective cutoff dates:

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2016-C/ October 2016	October 25, 2019	Class A notes due 2057	$102.6 million	4.00%
	April 25, 2020	Class B-1 notes due 2057(1,4)	$7.9 million	5.25%
	None	Class B-2 notes due 2057(1,4)	$7.9 million	5.25%
		Trust certificates(2)	$39.4 million	—%
		Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2017-A/ May 2017	May 25, 2020	Class A notes due 2057	$140.7 million	3.47%
	November 25, 2020	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	None	Class B-2 notes due 2057(1)	$10.8 million	5.25%
		Trust certificates(2)	$49.8 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(3)	$9.5 million	3.50%

	None	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(1)	$7.5 million	3.75%
		Trust certificates(2)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	November 25, 2021	Class A notes due 2060	$130.2 million	3.75%
	May 25, 2022	Class B-1 notes due 2060(1)	$13.0 million	5.25%
		Trust certificates(2)	$42.8 million	—%
		Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	None	Class A notes due 2057(5)	$177.8 million	3.75%
	None	Class B certificates (5)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	None	Class A notes due 2065(6)	$170.5 million	4.36%
	None	Class B notes due 2065(6)	$15.9 million	5.25%
		Trust certificates(6)	$40.9 million	—%
		Deferred issuance costs	$(2.1) million	—%

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.

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

(6)
AJAXM 2018-C is a joint venture in which a third party owns 95% of the Class A notes and 37% of the Class B notes and certificates. The Company is required to consolidate 2018-C under GAAP and is reflecting 100% of the mortgage loans, in Mortgage loans, net. 95% of the Class A notes and 37% of the Class B notes, which are held by the third party, are included in Secured borrowings, net. The 5% portion of the Class A notes retained by the Company have been encumbered under the repurchase agreement. Thirty-seven percent of the Class C certificates are recognized as Non-controlling interest.

Servicing for the mortgage loans in the Company’s securitizations is provided by the Servicer at a servicing fee rate of an annual servicing fee rate of 0.65% of outstanding UPB for RPLs at acquisition and 1.25% of outstanding UPB for loans that are non-performing at acquisition, and is paid monthly. For certain of the Company’s securitizations, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The determination of RPL or NPL status is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at September 30, 2018 and December 31, 2017, and the securitization cutoff date:

	Balances at September 30, 2018				Balances at December 31, 2017				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2016-A	$1,493	$—		—%	$110,585	$82,556		134%	$158,485		$101,431
2016-B	1,394	—		—%	93,772	71,361		131%	131,746	(1)	84,430
2016-C	106,463	74,510		143%	116,357	88,400		132%	157,808		102,575
2017-A	157,421	106,908		147%	170,805	126,507		135%	216,413		140,669
2017-B	134,865	103,237		131%	143,799	115,846		124%	165,850		115,846
2017-C	147,656	113,771		130%	157,015	129,191		122%	185,942		130,159
2017-D	167,847	71,907	(4)	233%	203,870	88,903	(4)	229%	203,870	(2)	88,903
2018-C	197,019	167,910	(5)	117%	—	—		—%	222,181	(3)	167,910
	$914,158	$638,243	(6)	143%	$996,203	$702,764	(6)	142%	$1,442,295		$931,923

(1)	Includes $1.9 million of cash collateral.

(2)	Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.

(3)	Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.

(4)
The gross amount of senior bonds at September 30, 2018 and December 31, 2017 were $143.8 million and $177.8 million however, only $71.9 million and $88.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.

(5)
2018-C contains notes held by the third party institutional investors for senior bonds and class B bonds. The gross amount of the senior and class B bonds at September 30, 2018 were $170.5 million and $15.9 million, however, only $162.0 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.

(6)	This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $7.0 million and $8.8 million as of September 30, 2018 and December 31, 2017, respectively.

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
The conversion rate currently equals 1.6388 shares of the Company's common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $15.26 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of September 30, 2018, the amount by which the if-converted value falls short of the principal value for the entire series is $11.6 million.
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
At September 30, 2018, the notes' UPB was $108.0 million, and discount and deferred expenses were $4.8 million. Interest expense of $2.2 million was recognized during the quarter ended September 30, 2018 which includes $0.2 million of amortization of discount and deferred expenses, respectively. The discount will be amortized through April 30, 2023, the date at which the notes can be converted. The effective interest rate of the notes for the quarter ended September 30, 2018 was 8.65%.

Note 9 — Related Party Transactions
The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

			Three months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2018	2017
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$2,457	$2,187
Management fee	Related party expense – management fee	Thetis	1,456	1,428
Interest income	Interest income	Oileus Residential Loan Trust	133	132
Income from equity investment	Income from investments in affiliates	Thetis	113	143
Interest income	Interest income	2018-B	99	—
Income from equity investment	Income from investments in affiliates	Great Ajax FS	64	—
Interest income	Interest income	2018-A	46	—
Interest income	Interest income	2018-D	5	—
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	—	41
Expense reimbursements	Other fees and expenses	Gregory	—	6

			Nine months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2018	2017
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$7,598	$6,003
Management fee	Related party expense – management fee	Thetis	4,428	3,830
Interest income	Interest income	Oileus Residential Loan Trust	364	421
Income from equity investment	Income from investments in affiliates	Thetis	359	334
Interest income	Interest income	2018-A	251	—
Interest income	Interest income	2018-B	192	—
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	99	93
Income from equity investment	Income from investments in affiliates	Great Ajax FS	88	—
Expense reimbursements	Other fees and expenses	Gregory	40	40
Interest income	Interest income	2018-D	5	—
Expense reimbursements	Other fees and expenses	Great Ajax FS	—	16

The Company’s consolidated Balance Sheets included the following significant related party balances ($ in thousands):

	As of September 30, 2018
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$13,106
Investment in subordinated debt securities	Investments at fair value	2018-D	19,230
Investment in subordinated debt securities	Investments at fair value	2018-B	14,807
Investment in subordinated debt securities	Investments at fair value	2018-A	9,821
Investment in subordinated debt securities	Investments at fair value	Oileus Residential Loan Trust	6,837
Management fee payable	Management fee payable	Thetis	777
Expense reimbursements	Accrued expenses and other liabilities	Gregory	235
Servicing fees payable	Accrued expenses and other liabilities	Gregory	57
Expense reimbursement receivable	Prepaid expenses and other assets	2018-A	13
Expense reimbursement receivable	Prepaid expenses and other assets	2018-B	5
Expense reimbursements	Accrued expenses and other liabilities	Thetis	4

	As of December 31, 2017
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$17,005
Investment in subordinated debt securities	Investments at fair value	Oileus Residential Loan Trust	6,285
Management fee payable	Management fee payable	Thetis	750
Servicing fees payable	Accrued expenses and other liabilities	Gregory	217
In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party. At September 30, 2018, these securities were carried on the Company’s consolidated Balance Sheet at fair value of $6.8 million, which approximates amortized cost.
In April 2018, the Company acquired 9.36% of each class of securities in Ajax Mortgage Trust 2018-A ("2018-A"), a related party securitization trust. The Company purchased the debt securities for $13.8 million from 2018-A. At September 30, 2018, these securities were carried on the Company’s consolidated Balance Sheet at a fair value of $9.8 million, which approximates amortized cost.
In June 2018, the Company acquired 20.0% of each class of securities in Ajax Mortgage Trust 2018-B ("2018-B"), a related party securitization trust. The Company purchased the debt securities for $15.8 million from 2018-B. At September 30, 2018, these securities were carried on the Company’s consolidated Balance Sheet at fair value of $14.8 million, which approximates amortized cost.
In September 2018, the Company acquired 20.0% of each class of securities in Ajax Mortgage Trust 2018-D ("2018-D"), a related party securitization trust. The Company purchased the debt securities for $19.3 million from 2018-D. At September 30, 2018, these securities were carried on the Company's consolidated Balance Sheet at fair value of $19.2 million, which approximates amortized cost.
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
The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, of 20% of the amount by which total dividends on common stock and distributions on OP units exceeds 8% of book value on a per share basis. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company’s common stock and 80% of the remaining incentive fee is payable in cash. To date, no incentive fees have been paid to the Manager. However, the Company anticipates an incentive fee of approximately $0.1 million will be paid in the fourth quarter of 2018.
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
Servicing fees range from 0.65% to 1.25% annually of current UPB (or the fair market value or purchase price of REO the Company owns or acquires), and are paid monthly. For certain of the Company’s securitization trusts, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. The fees are determined based on the loan’s status at acquisition and do not change if a performing loan becomes non-performing or vice versa.
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

Note 10 — Investments at fair value
The Company holds investments in various debt and equity securities. The Company's debt securities are issued by securitization trusts, which are VIE's, that the Company has sponsored but which the Company does not consolidate since it has determined it is not the primary beneficiary. The Company's investments in common stock are all in publicly traded real estate investment trusts. All the Company's debt securities are considered to be available-for-sale.

	As of September 30, 2018
$ in thousands	Basis[1]	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities due October 2056	$6,647	$190	$—	$6,837
Debt securities due April 2058	9,796	25	—	9,821
Debt securities due February 2057	15,242	—	(435)	14,807
Debt securities due August 2058	19,230	—	—	19,230
Common stock (REIT)	1,039	17	—	1,056
Total investments at fair value	$51,954	$232	$(435)	$51,751

	As of December 31, 2017
$ in thousands	Basis[1]	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities due October 2056	$6,518	$—	$(233)	$6,285
Total investments at fair value	$6,518	$—	$(233)	$6,285

(1)	Basis amount is net of any realized amortized costs and principal paydowns.

In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust. These notes have a stated final maturity of October 25, 2056. At September 30, 2018, these securities were carried on the Company’s consolidated Balance Sheet at fair value of $6.8 million, which approximates amortized cost. For the three and nine months ended September 30, 2018, the Company recorded unrealized gains of $0.6 million and $0.4 million, respectively, which are reflected in the Company's consolidated Statements of Comprehensive Income. For the three and nine months ended September 30, 2017, the Company recorded unrealized losses of $39,000 and $0.2 million, respectively, which are reflected in the Company's consolidated Statements of Comprehensive Income.
In April 2018, the Company purchased 9.36% of each class of securities in 2018-A, a related party securitization trust established to hold approximately $160.0 million in UPB of mortgage loans, including 485 RPLs and 11 NPLs, financed with secured debt of $128.0 million. The Company considered whether the securitization trust should be consolidated, and concluded that it should not, as the Company does not have the power over activities that are most important to the economic performance of the trust, and the trust is not for the primary benefit of the Company. The investments meet the definition of a debt security, and the Company accounts for its investment in 2018-A as Investments at fair value. The Company purchased the debt securities for $13.8 million. These notes have a stated final maturity of April 1, 2058. At September 30, 2018, these securities were carried on the Company’s consolidated Balance Sheet at fair value of $9.8 million. For the three and nine months ended September 30, 2018, the Company recorded unrealized gains of $25,000. The notes are considered to be available for sale, and are carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income.
    In June 2018, the Company acquired 20.0% of each class of securities in 2018-B, a related party securitization trust established to hold approximately $94.8 million in UPB of mortgage loans, including 312 RPLs and 74 NPLs, financed with secured debt of $66.4 million. The Company considered whether the securitization trust should be consolidated, and concluded that it should not, as the Company does not have the power over activities that are most important to the economic performance of the trust, and the trust is not for the primary benefit of the Company. The investments meet the definition of a debt security, and the Company accounts for its investment in 2018-B as Investments at fair value. The Company purchased the debt securities for $15.8 million. These notes have a stated final maturity of February 26, 2057. At September 30, 2018, these securities were carried on the Company’s consolidated Balance Sheet at fair value of $14.8 million. For the three and nine months ended September 30, 2018, the Company recorded unrealized losses of $0.4 million. The notes are considered to be available for sale, and are carried at fair value with changes in fair value reflected in the Company’s consolidated Statements of Comprehensive Income.
    In September 2018, the Company acquired 20.0% of each class of securities in 2018-D, a related party securitization trust established to hold approximately $100.8 million in UPB of mortgage loans, includes 470 RPLs, financed with secured debt of $149.1 million. The Company considered whether the securitization trust should be consolidated, and concluded that it should not, as the Company does not have the power over activities that are most important to the economic performance of the trust, and the trust is not for the primary benefit of the Company. The investments meet the definition of a debt security, and the Company accounts for its investment in 2018-D as Investments at fair value. The Company purchased the debt securities for $19.3 million. These notes have a stated final maturity in August 25, 2058. At September 30, 2018, these securities were carried on the Company's consolidated Balance Sheet at fair value of $19.2 million. For the three and nine months ended September 30, 2018, the Company recorded no unrealized gains or losses.
During the nine months ended September 30, 2018 the Company purchased shares of common stock that are all in publicly traded real estate investment trusts. At September 30, 2018, these securities were carried on the Company's consolidated Balance Sheet at fair value of $1.1 million. For the three and nine months ended September 30, 2018, the Company recorded unrealized gains of $17,000, which are reflected in the Company's consolidated Statements of Income.

Note 11 — Stock-based Payments and Director Fees
Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of its common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the quarter ended September 30, 2018 of $1.6 million, of which the Company recorded $0.8 million in 49,229 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions, with 49,229 shares still issuable at September 30, 2018. See Note 9 — Related party transactions.
In addition, each of the Company’s independent directors receives an annual retainer of $75,000, payable quarterly, half of which is paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash.
The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts):
Management Fees and Director Fees

	For the three months ended September 30,
	2018		2017
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	49,229	$775	43,463	$678
Independent director fees	2,384	38	2,404	38
Totals	51,613	$813	45,867	$716

	For the nine months ended September 30,
	2018		2017
	Number of shares	Amount of expense recognized(1)	Number of Shares	Amount of expense recognized(1)
Management fees	147,849	$2,310	101,998	$1,580
Independent director fees	7,204	114	7,280	113
Totals	155,053	$2,424	109,278	$1,693

(1)	All management fees and independent director fees are fully expensed in the period in which the underlying expense is incurred.
Restricted Stock
Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period upon initial appointment to the Company’s Board. On August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2017 by forfeitures of 4,000 shares and in 2018 by forfeitures of 2,666 shares. On July 24, 2017, the Company granted 39,000 shares of restricted stock to employees of its Manager and Servicer, and on July 31, 2018, the Company granted 36,500 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. The 2017 and 2018 grants also include a provision whereby the shares vest automatically upon the death of the grantee. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.
In the first quarter of 2018, the Company’s Board of Directors approved a grant of 3,000 shares of stock to each independent director, with subsequent issuance in the second quarter of 2018. Half of the shares vested immediately upon issuance and the other half are subject to a one-year vesting period.

The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except share and per share amounts):

	Total Grants		Current period activity		Non-vested shares at September 30, 2018		Fully-vested shares at September 30, 2018
Three months ended September 30, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended September 30, 2018	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	12,000	$162	12,000	$20	6,000	$13.48	6,000	$13.48
Employee and Service Provider Grant 2016(2,5)	146,334	1,976	—	163	47,889	13.50	98,445	13.50
Employee and Service Provider Grant, granted 2017(3)	39,000	544	—	45	26,000	13.95	13,000	13.95
Employee and Service Provider Grant, granted 2018(4)	36,500	496	36,500	27	36,500	13.58	—	—
Totals	233,834	$3,178	48,500	$255	116,389	$13.56	117,445	$13.55

(1)
Half of the 12,000 shares granted vest immediately while the remaining shares vest ratably over a one-year period from the grant date. Weighted average remaining life of unvested shares at September 30, 2018 is 0.4 years.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 0.9 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 1.8 years.

(4)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 2.9 years.

(5)	Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666.

	Total Grants		Current period activity		Non-vested shares at September 30, 2017		Fully-vested shares at September 30, 2017
Three months ended September 30, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended September 30, 2017	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	—	$—	—	$—	10,000	$14.61
Employee and Service Provider Grant 2016(2,4)	149,000	2,040	—	170	99,333	13.78	49,667	13.78
Employee and Service Provider Grant 2017(3)	39,000	546	39,000	30	39,000	13.95	—	—
Totals	198,000	$2,732	39,000	$200	138,333	$13.83	59,667	$13.92

(1)	Vesting period is one-year from grant date. Grant is fully vested at September 30, 2017.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2017 is 1.9 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2017 is 2.8 years.

(4)	Total is shown net of 2017 forfeitures of 4,000 shares.

	Total Grants		Activity		Non-vested shares at September 30, 2018		Fully-vested shares at September 30, 2018
Nine months ended September 30, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the nine months ended September 30, 2018	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	12,000	$162	12,000	$128	6,000	$13.48	6,000	$13.48
Employee and Service Provider Grant 2016(2,5)	146,334	1,976	—	466	47,889	13.50	98,445	13.50
Employee and Service Provider Grant 2017(3)	39,000	544	—	136	26,000	13.95	13,000	13.95
Employee and Service Provider Grant 2018(4)	36,500	496	36,500	27	36,500	13.58	—	—
Totals	233,834	$3,178	48,500	$757	116,389	$13.56	117,445	$13.55

(1)
Half of the 12,000 shares granted vest immediately while the remaining shares vest ratably over a one-year period from the grant date. Weighted average remaining life of unvested shares at September 30, 2018 is 0.4 years.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 0.9 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 1.8 years.

(4)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 2.9 years.

(5)	Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666.

	Total Grants		Activity		Non-vested shares at September 30, 2017		Fully-vested shares at September 30, 2017
Nine months ended September 30, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the nine months ended September 30, 2017	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	—	$14	—	$—	10,000	$14.61
Employee and Service Provider Grant 2016(2,4)	149,000	2,040	—	511	99,333	13.78	49,667	13.78
Employee and Service Provider Grant 2017(3)	39,000	546	39,000	30	39,000	13.95	—	—
Totals	198,000	$2,732	39,000	$555	138,333	$13.83	59,667	$13.92

(1)	Vesting period is one-year from grant date. Grant is fully vested at September 30, 2017.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2017 is 1.9 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2017 is 2.8 years.

(4)	Total is shown net of 2017 forfeitures of 4,000 shares.

Note 12 — Income Taxes
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
For the three and nine months ended September 30, 2018, the Company’s consolidated taxable income was $6.5 million and $19.8 million, respectively; and provisions for income taxes of $0.1 million and $0.1 million were recorded for the three and nine month periods, respectively. For the three and nine months ended September 30, 2017, the Company’s consolidated taxable income was $2.1 million and $16.1 million; and provisions for income taxes of $47,000 and $0.1 million, respectively, were recorded for the three and nine month periods, respectively. The Company recognized no deferred income tax assets or liabilities on its consolidated Balance Sheets at September 30, 2018 or 2017. The Company also recorded no interest or penalties for either the three or nine months ended September 30, 2018 or 2017.

Note 13 — Earnings per Share
The following table sets forth the components of basic and diluted EPS ($ in thousands, except share and per share):

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$6,558	18,691,393		$7,470	18,072,045
Allocation of earnings to participating restricted shares	(70)	—		(86)	—
Consolidated net income attributable to unrestricted common stockholders	$6,488	18,691,393	$0.35	$7,384	18,072,045	$0.41
Effect of dilutive securities
Operating Partnership units	223	624,106		246	624,106
Restricted stock grants and Manager and director fee shares	70	202,856		86	210,261
Interest expense (add back) and assumed conversion of shares from convertible senior notes	2,151	7,074,451		1,905	6,340,352
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$8,932	26,592,806	$0.34	$9,621	25,246,764	$0.38

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	21,744	18,599,088		$22,743	18,019,434
Allocation of earnings to participating restricted shares	(242)	—		(251)	—
Consolidated net income attributable to unrestricted common stockholders	$21,502	18,599,088	$1.16	$22,492	18,019,434	$1.25
Effect of dilutive securities
Operating Partnership units	724	624,106		773	624,106
Restricted stock grants and Manager and director fee shares	242	209,108		251	201,304
Interest expense (add back) and assumed conversion of shares from convertible senior notes	6,439	7,056,682		3,160	3,535,944
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$28,907	26,488,984	$1.09	$26,676	22,380,788	$1.19

Note 14 — Equity
Common stock
As of September 30, 2018 and December 31, 2017 the Company had 18,856,601 and 18,588,228 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.
Preferred stock
The Company had no shares of preferred stock outstanding at September 30, 2018 and December 31, 2017. There were 25,000,000 shares authorized as of September 30, 2018 and December 31, 2017.
Treasury stock
As of September 30, 2018 the Company held 17,365 shares of treasury stock received through a distribution of the Company's shares previously held by its Manager. The Company held no treasury stock at December 31, 2017.
Dividend Reinvestment Plan
The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the nine months ended September 30, 2018 and 2017, 10,381 and 9,165 shares, respectively, were issued under the plan for total proceeds of approximately $0.1 million and $0.1 million, respectively.
At-the-Market Offering
The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the nine months ended September 30, 2018 and 2017, no shares were sold under the at-the-market program.
Accumulated Other Comprehensive Income (Loss)
The Company recognizes temporary holding gains or losses on investments in debt securities as components of Other comprehensive income (loss). Accumulated other comprehensive income (loss) at September 30, 2018 and December 31, 2017 was as follows ($ in thousands):

Investments in securities:	September 30, 2018	December 31, 2017
Unrealized gains	$474	$9
Unrealized losses	(677)	(242)
Income tax related to items of other comprehensive income	—	—
Accumulated other comprehensive loss	$(203)	$(233)
Non-controlling Interest
At September 30, 2018, the Company had non-controlling interests attributable to ownership interests by five legal entities.
The Company’s Operating Partnership, which is majority-owned by the Company, had 624,106 partnership units held by an independent third party at September 30, 2018 and December 31, 2017. The Company consolidates the assets, liabilities, revenues and expenses of the Operating Partnership.
During the year ended December 31, 2017, the Company established AS Ajax E II LLC, to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of September 30, 2018 the Company has retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.
During the year ended December 31, 2017, the Company established 2017-D, a securitization trust, which is 50% held by an institutional investor. As of September 30, 2018 the Company has retained 50% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.
During the quarter ended September 30, 2018, the Company established 2018-C, a securitization trust, which is 37.0% held by an institutional investor. The Company has retained 63.0% of 2018-C and consolidates the assets, liabilities, revenues and expenses of the trust.
During the quarter ended September 30, 2018, the Company established Banfield, to purchase and hold REO property, which is 10.0% held by a third party. The Company has retained 90.0% of Banfield and consolidates the assets, liabilities, revenues and expenses of the entity.

Note 15 — Subsequent Events
Loan Acquisitions
Since quarter end the Company acquired 413 residential RPLs with aggregate UPB of $75.3 million in four transactions from four sellers for our own account. The RPLs were acquired at 89.3% of UPB and the estimated market value of the underlying collateral is $109.9 million. The purchase price equaled 61.2% of the estimated market value of the underlying collateral. In a joint venture with a third party institutional investor, the Company also acquired 99 RPLs with aggregate UPB of $28.3 million from a single seller. The RPLs were acquired at 92.2% of UPB and the estimated market value of the underlying collateral is $45.6 million. The purchase price equaled 57.3% of the estimated market value of the underlying collateral.
Additionally, the Company has also agreed to acquire, subject to due diligence, 2,069 residential RPLs, four SBC RPLs and 486 NPLs with UPB of $561.1 million, $3.4 million and $105.0 million, respectively, in six transactions from six different sellers. The purchase price of the residential RPLs equals 91.0% of UPB and 55.0% of the estimated market value of the underlying collateral of $928.4 million. The purchase price of the SBC RPLs equals 100.0% of UPB and 65.0% of the estimated market value of the underlying collateral of $5.2 million. The purchase price of the NPLs equals 93.5% of UPB, 68.8% of the borrowers' total amount due and 57.5% of the estimated market value of the underlying collateral of $170.7 million. Some of these loans are expected to be acquired through joint ventures with institutional investors.
The Company also agreed to acquire three commercial properties for an aggregate purchase price of $10.0 million and collateral value of $10.0 million in three separate transactions from three different sellers.
Call of Subordinate Debt Securities
On October 25, 2018, Oileus Residential Loan Trust called the subordinate debt securities held by the Company as investments. The debt securities were called at par value resulting in no gain or loss from the Company's carrying value at September 30, 2018.
Dividend Declaration
On October 30, 2018, the Company’s Board of Directors declared a dividend of $0.32 per share, to be paid on November 30, 2018 to stockholders of record as of November 16, 2018.

Management Fees
On November 7, 2018, the Company issued 49,229 shares of its common stock to the Manager in payment of the portion of the base management fee which is payable in common stock for the third quarter of 2018 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the third quarter of 2018.
Directors’ Retainer
On November 7, 2018, the Company issued to each of its four independent directors 596 shares of its common stock in payment of half of their quarterly director fees for the third quarter of 2018.

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
Overview
Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of re-performing loans ("RPLs"), including residential mortgage loans and small balance commercial (“SBC”) loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. We opportunistically originate SBC loans that have a principal balance of up to $5 million and are secured by multi-family residential and commercial mixed use retail/residential properties. Purchased SBC loans are generally RPLs. Additionally, we may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or through a direct acquisition. We may also target investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs either directly or with joint venture partners. We own a 19.8% equity interest in the Manager and an 8.0% equity interest in the parent company of our Servicer. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.
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
Our Portfolio
The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of September 30, 2018 and December 31, 2017 ($ in millions):

	September 30, 2018	December 31, 2017
RPL Residential Mortgage Loans	$1,197.9	$1,190.0
RPL SBC Loans	25.0	8.6
Originated SBC Loans	13.6	11.6
NPLs	36.2	43.3
REO	28.5	26.2
Investments in debt securities	50.7	6.3
Total Real Estate Assets	$1,351.9	$1,286.0
We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.
Market Trends and Outlook
We believe that certain cyclical trends continue to drive a significant realignment within the mortgage sector. These trends and their effects include:

•
historically low interest rates and elevated operating costs resulting from new regulatory requirements that continue to drive sales of residential mortgage assets by banks and other mortgage lenders;

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
We believe that investments in residential RPLs with positive equity provide an optimal investment value. As a result, we are currently focusing on acquiring pools of RPLs, though we may acquire NPLs, either directly or with joint venture partners, if attractive opportunities exist. Through our Servicer, work with our borrowers to improve their payment records. Once there is a period of continued performance, we expect that borrowers will typically refinance these loans at or near the estimated value of the underlying property.
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
Financing. Our ability to grow our business by acquiring residential RPLs and SBC loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse secured borrowings in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark-to-market the underlying collateral to the extent available. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The secured borrowings are structured as debt financings and not real estate investment conduit (“REMIC”) sales, and the loans included in the secured borrowings generally remain on our consolidated balance sheet. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties.
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
Expenses. Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the Servicing Agreement. Additionally, our Manager incurs direct, out-of-pocket costs related to managing our business, which are contractually reimbursable by us. Depreciation and amortization is a non-cash expense associated with the ownership of rental real estate properties, and other fixed assets, and generally remains relatively consistent each year at an asset level since we depreciate our properties and other assets on a straight-line basis over a fixed life. Interest expense consists of the costs to borrow money.
Changes in Home Prices. As discussed above, generally, rising home prices are expected to positively affect our results, particularly as it should result in greater levels of re-performance of mortgage loans, faster refinancing of those mortgage loans, more re-capture of principal on greater than 100% LTV (loan-to-value) mortgage loans and increased recovery of the principal of the mortgage loans upon sale of any REO. Conversely, declining real estate prices are expected to negatively affect our results, particularly if the home price should decline below our purchase price for the loans and especially if borrowers determine that it is better to strategically default as their equity in their homes decline. While home prices have risen to nearly pre-Great Recession levels in many parts of the United States, there are still significant regions where values have not materially increased. When we analyze loan and property acquisitions we do not take home price appreciation HPA into account except for rural properties for which we model negative HPA related to our expectation of worse than expected property condition.
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
Emerging Growth Company
We are subject to reporting and other obligations under the Exchange Act. The Jumpstart Our Business Startup Act of 2012 ("JOBS Act") contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. Until this quarter we qualified as an “emerging growth company” as defined in the JOBS Act. As a result of our recent issuance of senior debt associated with our 2018-C securitization, we and our subsidiaries have issued more than $1 billion in nonconvertible debt over the past 36-month period resulting in the loss of our status as an emerging growth company under the JOBS Act. (See Note 8 - Debt).

Results of Operations
For the three months ended September 30, 2018, we had net income attributable to common stockholders of $6.6 million, or $0.35 per share, for basic and $0.34 for diluted common shares. For the three months ended September 30, 2017, we had net income attributable to common stockholders of $7.5 million, or $0.41 per share, for basic and $0.38 for diluted common shares. Key items for the three months ended September 30, 2018 include:

•	Purchased $64.4 million of RPLs and $1.4 million of NPLs with an aggregate UPB of $70.9 million and underlying collateral value of $106.1 million; and originated $4.8 million of SBCs.

•	Interest income from mortgage loans and investments portfolio of $27.4 million; net interest income of $14.1 million.

•	Net income attributable to common stockholders of $6.6 million.

•	Basic earnings per share of $0.35 per share.

•	Taxable income of $0.35 per share.

•	Book value per share of $15.61 at September 30, 2018.

•	Collected $55.8 million on our mortgage loan and REO portfolios through payments, payoffs and sales of REO.

•	Held $59.8 million of cash and cash equivalents at September 30, 2018.

Table 1: Results of Operations

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2018	2017	2018	2017
INCOME
Interest income	$27,416	$24,529	$79,697	$67,057
Provision for loan losses	(365)	—	(365)	—
Interest expense	(12,997)	(10,775)	(38,290)	(27,719)
Net interest income	14,054	13,754	41,042	39,338
Income from investments in affiliates	239	158	628	543
Other income	457	314	2,600	1,117
Total income	14,750	14,226	44,270	40,998
EXPENSE
Related party expense – loan servicing fees	2,457	2,187	7,598	6,003
Related party expense – management fees	1,456	1,428	4,428	3,830
Loan transaction expenses	(25)	290	365	1,257
Professional fees	482	497	1,597	1,484
Real estate operating expenses	1,001	1,151	2,394	2,112
Other expense	964	910	2,920	2,482
Total expense	6,335	6,463	19,302	17,168
Loss on debt extinguishment	836	—	836	218
Income before provision for income taxes	7,579	7,763	24,132	23,612
Provision for income taxes	84	47	102	96
Consolidated net income	7,495	7,716	24,030	23,516
Less: consolidated net income attributable to the non-controlling interest	937	246	2,286	773
Consolidated net income attributable to common stockholders	$6,558	$7,470	$21,744	$22,743
Net Interest Income
Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Net interest income increased to $14.1 million for the three months ended September 30, 2018 from $13.8 million for the three months ended September 30, 2017. For the nine month period, net interest income increased to $41.0 million from $39.3 million for the comparable nine month period ended September 30, 2017. The key driver of increased net interest income was portfolio growth offset by a provision for loan losses in the third quarter of 2018. The $0.4 million in impairments were based on a reduction in forecasted cash flows that caused a 40 basis point drop in yield over the remaining life of the two loan pools. These two pools total approximately $24.4 million in remaining carrying value. Despite the recent rise in interest rates, we continued to see a high volume of payoffs through the third quarter as borrowers continued to refinance or sell the underlying property. The increase in the quality of the portfolio has resulted in a lower cost of funds on our securitization transactions, though borrowing costs on our repurchase transactions have risen slightly, resulting in an overall increase in borrowing costs by five basis points.
The weighted average balance of our mortgage loan portfolio increased to $1,227.3 million for the three months ended September 30, 2018 from $1,064.8 million for the three months ended September 30, 2017. Additionally, we collected $55.8 million in cash payments and proceeds on our mortgage loans and REO held-for-sale for the three months ended September 30, 2018 compared to collections of $44.3 million for the three months ended September 30, 2017.
The interest income detail for the three months ended September 30, 2018 and 2017 are included in the table below ($ in thousands):

Table 2: Interest income detail

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Accretable yield recognized on credit impaired loans[1]	$25,567	$23,962	$76,668	$66,044
Interest income earned on originated SBC loans	694	239	1,172	392
Other interest income	599	326	1,235	617
Bank interest income	191	2	257	4
Total Interest income	$27,051	$24,529	$79,332	$67,057

(1)
Includes net impact of $0.4 million in allowance for loan losses for the three and nine months ended September 30, 2018. No allowance for loan losses were recognized for three and nine months ending September 30, 2017.

The average yield on our mortgage loan portfolio increased for the three months ended September 30, 2018 and 2017 primarily from increased cash flow velocity on our mortgage loan portfolio. For the nine month periods ended September 30, 2018 and 2017, the average yield on our mortgage loan portfolio declined due to an increase in the percentage of RPLs that have remained performing. RPLs generally have a longer duration than NPLs resulting in increased expected principal and interest collections over the life of the loan but lower current period income as cash collections occur over a longer period.
The average balance of our mortgage loan portfolio and debt outstanding for the three months ended September 30, 2018 and 2017 are included in the table below ($ in thousands):
Table 3: Average Balances

	For the three months ended September 30,
	2018	2017
Average mortgage loan portfolio(1)	$1,227,262	$1,064,826
Total average asset level debt	$948,893	$791,377

(1)	The 2018 average balance for the mortgage loan portfolio is calculated using daily activity. Prior periods are calculated using monthly averages.
Other Income
Other income increased for the three and nine months ended September 30, 2018 as compared to the three and nine months ended 2017 due to increased fee income from the federal government's Home Affordable Modification Program ("HAMP"), increases in late fee collections and higher rental income from recent acquisitions of commercial real estate properties, partially offset by higher realized losses on REO. A breakdown of Other income is provided in the table below ($ in thousands):
Table 4: Other Income

	Three months ended September 30,		Nine months ended September 30,
	2018(1)	2017(1)	2018(1)	2017(1)
HAMP fees	$298	$195	$1,296	$458
Late fee income	236	157	675	456
Other income	161	14	332	32
Net gain/(loss) on sale of Property held-for-sale	(238)	(52)	297	170
Total Other Income	$457	$314	$2,600	$1,116

(1)	Includes reclass of income from equity investments from Other income to Income from investments in affiliates.

Expenses
Total expenses for the three months ended September 30, 2018 decreased from the three months ended September 30, 2017 primarily due to lower Loan transaction expense. Total expenses for the nine months ended September 30, 2018 increased from the nine months ended September 30, 2017 due to overall growth in the portfolio. Loan servicing fees and Management fees increased in September 30, 2018 relative to 2017 due to continued growth in the Company’s asset and equity bases. A breakdown of Expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Related party expense – loan servicing fees	$2,457	$2,187	$7,598	$6,003
Related party expense - management fee	1,456	1,428	4,428	3,830
Real estate operating expenses	1,001	1,151	2,394	2,112
Other expense	964	910	2,920	2,482
Professional fees	482	497	1,597	1,484
Loan transaction expense	(25)	290	365	1,257
Total expenses	$6,335	$6,463	$19,302	$17,168
Other expense increased for the three and nine months ended September 30, 2018, primarily due to restricted stock granted to our employees and service providers, increases in borrowing related expense and insurance expense. A breakdown of other expense is provided in the table below ($ in thousands):
Table 6: Other Expense

	Three months ended September 30,		Nine months ended September 30,
	2018	2017(1)	2018	2017(1)
Employee and service provider share grants	$236	$201	$628	$539
Insurance	163	130	415	403
Borrowing related expenses	114	159	445	387
Travel, meals, entertainment	110	90	329	268
Directors' fees and grants	105	83	378	261
Other expense	86	154	254	398
Software licenses and amortization	57	—	153	—
Internal audit services	48	45	119	111
Taxes and regulatory expense	45	48	199	115
Total Other expense	$964	$910	$2,920	$2,482

(1)
Includes reclass of prior servicer servicing fee from related party expense - loan servicing fee to Other expense, reclass of communications to Other expense, and reclass of internal audit services from other expense.

Equity and Net Book Value per Share
Our net book value per share was $15.61 and $15.45 at September 30, 2018 and December 31, 2017, respectively, an increase of $0.16 due primarily to the $4.9 million net increase in equity from our earnings after subtracting the effect of dividends paid, and partially from the issuance of shares for partial ownership interest in GAFS, offset by higher distributions to non-controlling interests. While GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, and the subtraction of non-controlling interests classified in equity, by total adjusted shares outstanding, which include OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock) and shares for Manager and director fees which were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Share

	September 30, 2018	December 31, 2017
Outstanding shares	18,856,601	18,588,228
Adjustments for:
Operating partnership units	624,106	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	51,613	51,082
Conversion of convertible senior notes into shares of common stock	7,079,616	7,047,216
Total adjusted shares outstanding	26,611,936	26,310,632

Equity at period end	$332,165	$317,438
Net increase in equity from expected conversion of convertible senior notes	105,313	105,313
Adjustment for equity due to non-controlling interests	(22,157)	(16,314)
Adjusted equity	$415,321	$406,437
Book value per share	$15.61	$15.45

Mortgage Loan Portfolio
For the three and nine months ended September 30, 2018, we acquired 271 and 422 RPLs for acquisition prices of $64.4 million and $96.3 million, respectively, representing 93.1% and 92.2% of UPB, respectively. Comparatively, for the three and nine months ended September 30, 2017, we acquired 109 and 1,351 RPLs, respectively, for $26.6 million and $240.0 million, respectively, representing 81.4% and 84.2% of UPB, respectively. For the three and nine months ended September 30, 2018, we acquired 11 NPLs for an acquisition price of $1.4 million, representing 84.2% of UPB. No NPLs were acquired directly during the three and nine month periods ended 2017. We ended the period with $1,272.6 million of mortgage loans with an aggregate UPB of $1,449.8 million as of September 30, 2018 and $1,053.3 million of mortgage loans with an aggregate UPB of $1,257.2 million as of September 30, 2017. Also, we invested in debt securities secured by NPLs and RPLs (See Note 9 - Related party transactions).
For the three and nine months ended September 30, 2018, we originated six SBC loans with UPB of $4.8 million that represented 72.7% of the underlying collateral value of $6.7 million. For the three and nine months ended September 30, 2017, we originated two and six SBC loans with UPB of $3.0 million and $7.1 million that represented 51.3% and 56.3% of the underlying collateral value of $5.8 million and $12.6 million, respectively.
The following table shows loan portfolio acquisitions that includes paid in full loans after acquisition but before boarding by the Servicer, for the three and nine months ended September 30, 2018, and 2017 ($ in thousands):
Table 8: Loan Portfolio Acquisitions (excludes loan originations)

	Three months ended September 30,		Nine months ended September 30,
	2018(1)	2017	2018(1)	2017
RPLs
Count	271	109	422	1,351
UPB	$69,211	$32,718	$104,459	$285,163
Purchase price	$64,428	$26,645	$96,307	$239,992
Purchase price % of UPB	93.1%	81.4%	92.2%	84.2%
NPLs
Count	11	—	11	—
UPB	$1,700	$—	$1,700	$—
Purchase price	$1,431	$—	$1,431	$—
Purchase price % of UPB	84.2%	—%	84.2%	—%

(1)	Includes the impact of 256 mortgage loans with a purchase price of $47.4 million and UPB of $52.8 million acquired through a 63% owned joint venture that we consolidate.

Table 9: Loan originations

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Originated SBC loans
Count	6	2	6	6
UPB	$4,833	$2,980	$4,833	$7,104
Undrawn UPB at origination	$694	$200	$694	$360
Issue price % of collateral value	72.7%	51.3%	72.7%	56.3%
During the three and nine months ended September 30, 2018, 128 and 408 mortgage loans, representing 2.0% and 5.9% of our ending UPB, were liquidated. Comparatively, during the three and nine months ended 2017, 120 and 269 mortgage loans, representing 1.9% and 3.6% of our ending UPB, were liquidated. Our loan portfolio activity for the three and nine months ended September 30, 2018 and 2017 are presented below ($ in thousands):
Table 10: Loan Portfolio Activity

	Three months ended September 30,			Nine months ended September 30,
	2018	2017		2018	2017
Beginning carrying value	$1,231,195	$1,044,745		$1,253,541	$869,091
Mortgage loan portfolio acquisitions, net cost basis	65,859	26,645		97,738	239,992
Mortgage loan portfolio originations	4,833	2,945	(1)	4,833	7,042	(1)
Draws on SBC loans	—	—		267	—
Accretion recognized	25,940	23,963		77,079	66,199
Payments received, net	(50,973)	(41,702)		(149,159)	(111,357)
Reclassifications to REO	(3,248)	(3,683)		(10,974)	(17,927)
Interim payoffs	(530)	—		(530)
Allowance for loan losses	(365)	—		(365)	—
Other	(67)	372		214	245
Ending carrying value	$1,272,644	$1,053,285		$1,272,644	$1,053,285

(1)	Includes the net impact of UPB at origination and issue price.
Table 11: Portfolio Composition

As of September 30, 2018 and December 31, 2017, our portfolios consisted of the following ($ in thousands):

September 30, 2018(1,2)		December 31, 2017(1)
No. of Loans	6,858	No. of Loans	6,901
Total UPB	$1,449,800	Total UPB	$1,465,223
Interest-Bearing Balance	$1,355,022	Interest-Bearing Balance	$1,370,563
Deferred Balance(3)	$94,779	Deferred Balance(3)	$94,660
Market Value of Collateral(4)	$1,983,629	Market Value of Collateral(4)	$1,954,661
Price/Total UPB(5)	81.7%	Price/Total UPB(5)	81.0%
Price/Market Value of Collateral	61.7%	Price/Market Value of Collateral	61.7%
Weighted Average Coupon	4.49%	Weighted Average Coupon	4.33%
Weighted Average LTV(6)	86.2%	Weighted Average LTV(6)	88.0%
Weighted Average Remaining Term (months)	314	Weighted Average Remaining Term (months)	324
No. of first liens	6,834	No. of first liens	6,879
No. of second liens	24	No. of second liens	22
No. of Rental Properties	17	No. of Rental Properties	14
Market Value of Rental Properties	$8,704	Market Value of Rental Properties	$1,838
Capital Invested in Rental Properties	$8,245	Capital Invested in Rental Properties	$1,353
Price/Market Value of Rental Properties	94.7%	Price/Market Value of Rental Properties	73.6%
RPLs loans	96.1%	RPLs loans	95.6%
NPLs loans	2.9%	NPLs loans	3.5%
Originated SBC loans	1.0%	Originated SBC loans	0.9%
No. of Other REO	116	No. of Other REO	136
Market Value of Other REO(7)	$22,746	Market Value of Other REO(7)	$28,080

(1)
Includes the impact of 1,003 mortgage loans with a purchase price of $177.3 million, UPB of $194.3 million and collateral value of $295.3 million acquired in the fourth quarter of 2017 through a 50% owned joint venture which we consolidate.

(2)
Includes impact of 256 mortgage loans with a purchase price of $47.4 million, UPB of $52.8 million and collateral value of $68.1 million acquired in the in the third quarter of 2018 through a 63.0% owned joint venture which we consolidate.

(3)	Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.

(4)	As of date of acquisition.

(5)
At September 30, 2018 and December 31, 2017, our loan portfolio consists of fixed rate (52.8% of UPB), ARM (10.5% of UPB) and Hybrid ARM (36.7% of UPB); and fixed rate (58.1% of UPB), ARM (10.2% of UPB) and Hybrid ARM (31.7% of UPB), respectively.

(6)	UPB as of September 30, 2018 and December 31, 2017, divided by market value of collateral and weighted by the UPB of the loan.

(7)	Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, BPOs, or other market indicators of fair value including list price or contract price.
Real Estate property acquisitions
During the quarter, we acquired two commercial properties, consisting of a ten-unit apartment building in Miami, Florida, for $1.6 million and a single-tenant commercial property in Burleson, Texas, for $0.8 million.

Table 12: Portfolio Characteristics
The following tables present certain characteristics about our mortgage loans by year of origination as of September 30, 2018 and December 31, 2017, respectively ($ in thousands):

Portfolio at September 30, 2018

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	560	4,102	1,820	359	17
Unpaid principal balance	$139,364	$972,155	$310,403	$27,135	$743
Mortgage loan portfolio by year of origination	9.6%	67.1%	21.4%	1.9%	—%
Loan Attributes:
Weighted average loan age (months)	76.4	140	170.8	246.7	381.4
Weighted Average loan-to-value	77.9%	90.7%	75.9%	65.9%	26.4%
Delinquency Performance:
Current	63.5%	57.7%	58.1%	46.4%	55.3%
30 days delinquent	11.4%	13.0%	13.5%	21.1%	5.2%
60 days delinquent	6.5%	8.9%	8.0%	9.3%	10.1%
90+ days delinquent	10.9%	14.8%	15.8%	19.4%	25.5%
Foreclosure	7.7%	5.6%	4.6%	3.8%	3.9%
Portfolio at December 31, 2017

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	544	4,129	1,833	371	24
Unpaid principal balance	$124,301	$991,242	$320,487	$28,358	$835
Mortgage loan portfolio by year of origination	8.5%	67.7%	21.9%	1.9%	0.1%
Loan Attributes:
Weighted average loan age (months)	73.6	130.8	161.6	237.5	371.3
Weighted Average loan-to-value	82.2%	91.9%	77.6%	64.2%	25.5%
Delinquency Performance:
Current	58.3%	58.6%	60.6%	47.9%	51.6%
30 days delinquent	9.9%	12.5%	11.9%	13.8%	10.8%
60 days delinquent	8.0%	7.8%	8.4%	8.7%	18.1%
90+ days delinquent	13.6%	15.0%	13.2%	21.1%	16.1%
Foreclosure	10.2%	6.1%	5.9%	8.5%	3.4%

Table 13: Loans by State
The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at September 30, 2018 and December 31, 2017 ($ in thousands):

September 30, 2018						December 31, 2017
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	1,150	422,593	29.1%	629,245	31.7%	CA	1,124	410,510	28.0%	581,838	29.8%
FL	837	155,309	10.7%	198,811	10.0%	FL	813	153,418	10.5%	191,298	9.8%
NY	328	111,349	7.7%	164,508	8.3%	TX	460	48,238	3.3%	79,820	4.1%
MD	291	74,292	5.1%	84,113	4.2%	GA	383	52,926	3.6%	63,587	3.3%
NJ	281	68,402	4.7%	81,998	4.1%	NY	341	114,223	7.8%	170,154	8.7%
GA	393	53,792	3.7%	66,559	3.4%	NJ	301	79,403	5.4%	95,765	4.9%
TX	460	48,216	3.3%	81,572	4.1%	NC	286	41,703	2.8%	52,807	2.7%
VA	224	46,796	3.2%	59,492	3.0%	MD	280	70,691	4.8%	80,029	4.1%
MA	205	46,674	3.2%	62,551	3.2%	MA	223	50,371	3.4%	66,679	3.4%
IL	212	44,566	3.1%	49,923	2.5%	IL	221	47,508	3.2%	52,362	2.7%
NC	277	40,859	2.8%	52,712	2.7%	VA	219	47,611	3.2%	59,924	3.1%
AZ	195	33,449	2.3%	42,131	2.1%	PA	191	21,270	1.5%	28,317	1.4%
WA	130	30,447	2.1%	43,611	2.2%	AZ	180	30,560	2.1%	36,862	1.9%
NV	128	25,899	1.8%	31,631	1.6%	SC	145	19,330	1.3%	26,258	1.3%
PA	182	20,733	1.4%	27,017	1.4%	WA	137	33,049	2.3%	46,187	2.4%
SC	143	18,919	1.3%	26,195	1.3%	TN	133	15,424	1.1%	22,005	1.1%
MI	113	17,689	1.2%	26,500	1.3%	NV	130	27,143	1.9%	31,918	1.6%
CO	78	15,590	1.1%	25,738	1.3%	OH	121	15,005	1.0%	16,897	0.9%
OH	123	15,145	1.0%	17,106	0.9%	MI	120	18,773	1.3%	27,949	1.4%
TN	124	14,263	1.0%	20,740	1.0%	IN	106	11,075	0.8%	13,422	0.7%
OR	69	13,904	1.0%	20,201	1.0%	MO	82	10,729	0.7%	13,142	0.7%
CT	62	11,401	0.8%	14,495	0.7%	CO	76	15,756	1.1%	25,263	1.3%
MN	62	11,062	0.8%	14,062	0.7%	OR	70	13,763	0.9%	20,013	1.0%
IN	108	11,037	0.8%	13,349	0.7%	CT	67	12,392	0.8%	15,228	0.8%
MO	85	10,662	0.7%	13,058	0.7%	MN	66	11,773	0.8%	14,910	0.8%
UT	62	10,060	0.7%	14,693	0.7%	UT	66	10,827	0.7%	15,425	0.8%
HI	23	8,718	0.6%	12,098	0.6%	LA	64	6,641	0.5%	10,052	0.5%
LA	63	6,414	0.4%	9,916	0.5%	AL	51	6,436	0.4%	7,393	0.4%
AL	51	6,266	0.4%	7,418	0.4%	KY	44	5,538	0.4%	6,709	0.3%
WI	42	6,088	0.4%	7,190	0.4%	WI	43	6,403	0.4%	7,478	0.4%
DE	31	5,883	0.4%	6,625	0.3%	OK	39	3,651	0.2%	5,096	0.3%
DC	21	5,484	0.4%	8,706	0.4%	DE	34	6,552	0.4%	7,390	0.4%
KY	41	4,929	0.3%	6,199	0.3%	NM	27	4,443	0.3%	5,158	0.3%
NM	26	4,262	0.3%	4,955	0.2%	MS	25	2,603	0.2%	3,092	0.2%
RI	19	4,142	0.3%	5,081	0.3%	HI	24	8,748	0.6%	12,679	0.6%
NH	19	3,502	0.2%	5,005	0.3%	NH	22	3,912	0.3%	5,582	0.3%
OK	36	2,934	0.2%	4,470	0.2%	KS	21	1,596	0.1%	2,412	0.1%
MS	25	2,523	0.2%	3,092	0.2%	RI	21	4,575	0.3%	5,238	0.3%
ID	16	2,085	0.1%	3,333	0.2%	WV	21	3,037	0.2%	3,780	0.2%
IA	20	1,859	0.1%	2,339	0.1%	DC	20	5,282	0.4%	8,369	0.4%
WV	17	1,851	0.1%	2,375	0.1%	IA	20	1,891	0.1%	2,339	0.1%
ME	12	1,703	0.1%	1,958	0.1%	AR	19	1,670	0.1%	2,066	0.1%
AR	18	1,575	0.1%	1,943	0.1%	ID	16	2,032	0.1%	3,298	0.2%
KS	20	1,464	0.1%	2,342	0.1%	ME	12	1,718	0.1%	1,958	0.1%
PR	8	948	0.1%	1,249	0.1%	PR	9	1,098	0.1%	1,399	0.1%
NE	6	733	0.1%	896	0.1%	NE	6	742	0.1%	896	—%

September 30, 2018						December 31, 2017
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
SD	4	723	0.1%	928	0.1%	WY	5	609	0.1%	760	—%
MT	4	602	0.1%	905	0.1%	MT	4	620	0.1%	905	—%
WY	5	602	0.1%	760	—%	SD	4	733	0.1%	928	—%
ND	4	521	0.1%	750	—%	AK	4	511	0.1%	760	—%
VT	2	471	0.1%	470	—%	ND	3	239	—%	400	—%
AK	3	410	—%	615	—%	VT	2	472	—%	465	—%
	6,858	1,449,800	100%	1,983,629	100%		6,901	1,465,223	100%	1,954,661	100%

(1)	As of date of acquisition.
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
As of September 30, 2018, substantially all of our invested capital was in RPLs, NPLs, REO property held-for-sale and debt securities. We also held approximately $59.8 million of cash and cash equivalents, an increase of $6.0 million from our balance of $53.7 million at December 31, 2017. Our average daily cash balance during the quarter was $40.7 million, a decrease of $7.0 million from our average daily cash balance of $47.7 million during the three months ended December 31, 2017.
Our operating cash outflows, including the effect of restricted cash, for the nine months ended September 30, 2018 and 2017 were $2.6 million and $2.8 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $44.4 million and $34.0 million for the nine months ended September 30, 2018 and 2017, respectively. Operating cash flows are negative for all periods, however, as a result of non-cash interest income accretion of $32.6 million for the nine months ended September 30, 2018 and $32.0 million for the nine months ended 2017. Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be Investing activities under GAAP, and the cash flows from these activities are included in the Investing section of our consolidated Statements of Cash Flows.
For the nine months ended September 30, 2018 and 2017, our investing cash outflows of $37.1 million and $160.2 million were driven primarily by acquisitions of mortgage loans and the purchase of debt securities, offset by principal payments on and payoffs of our mortgage loan portfolio, proceeds on the sale of our property held-for-sale. Principal payments, payoffs and proceeds on the sale of our property held-for-sale were $162.7 million and $124.9 million for the nine months ended September 30, 2018 and 2017, respectively.
Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our securities offerings. For the nine months ended September 30, 2018, we had net financing cash inflows of $64.3 million as we issued secured notes for proceeds of $167.9 million offset by the pay down of existing debt obligations. For the nine months ended September 30, 2017, we had net cash inflows from financing activities of $170.3 million as we issued notes, convertible into shares of common stock for net proceeds of $105.3 million, and issued secured notes for proceeds of $140.7 million. For the nine months ended September 30, 2018 and 2017 we paid $20.0 million and $15.6 million, respectively, in combined dividends and distributions.
Financing Activities — Equity offerings
During the nine months ended September 30, 2018, we did not sell any shares of common stock for proceeds under our At-the-Market Issuance Sales Agreements which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.
Financing Activities — Secured Borrowings and Convertible Senior Notes
From inception (January 30, 2014) to September 30, 2018, we have completed 13 secured borrowings pursuant to Rule 144A under the Securities Act, six of which were outstanding at September 30, 2018. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated Balance Sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
Our secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our 2017-D secured borrowings, from which we sold a 50% interest in the residual equity to third parties and 2018-C secured borrowings, from which we sold a 95% interest in the Class A notes and 37% in the Class B and Class C certificates, we have retained the subordinate notes and the trust certificates from the six secured borrowings outstanding at September 30, 2018.
The Class A notes for the 2017-D secured borrowing contains Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. The Class A notes for our 2017-D secured borrowing carry no step-up in the interest rate. We have retained 50% of both the Class A notes and Class B certificates from 2017-D.
The Class A notes for the 2018-C secured borrowing contains Class B notes and Class C certificates representing the residual interest in the mortgages held within the securitization trusts subsequent to repayment for the Class A debt. The Class A notes for our 2018-C secured borrowing carry no step-up in the interest rate. We have retained 5% of the Class A notes and 63% of the Class B notes and Class C certificates.
Our 2017-B secured borrowing carries no provision for a step-up in interest rate on any of the Class A, Class B or Class M notes.
For all of our secured borrowings the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D and 2018-C as noted above, the Class B notes are subordinate, sequential pay, fixed rate notes. The Class M notes issued under 2017-B are also mezzanine, sequential pay, fixed rate notes.
For all of the our secured borrowings, except 2017-B, 2017-D and 2018-C which contain no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.
During the nine months ended September 30, 2018, we issued no Convertible senior notes; however, during the nine months ended December 31, 2017, we completed the issuance and sale of $108.0 million aggregate principal amount of our 7.25% Convertible senior notes due 2024, in two underwritten public offerings, with the notes from both offerings forming a single series of notes. Our net proceeds from the sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $105.3 million. The carrying amount of the equity component of both transactions was $2.7 million representing the fair value to the notes' owners of the right to convert the notes into shares of our common stock. The notes bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at September 30, 2018 at their respective cutoff dates:
Table 14: Secured Borrowings

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2016-C/ October 2016	October 25, 2019	Class A notes due 2057	$102.6 million	4.00%
	April 25, 2020	Class B-1 notes due 2057(1,4)	$7.9 million	5.25%
	None	Class B-2 notes due 2057(1,4)	$7.9 million	5.25%
		Trust certificates(2)	$39.4 million	—%
		Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2017-A/ May 2017	May 25, 2020	Class A notes due 2057	$140.7 million	3.47%
	November 25, 2020	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	None	Class B-2 notes due 2057(1)	$10.8 million	5.25%
		Trust certificates(2)	$49.8 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	None	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(1)	$7.5 million	3.75%
		Trust certificates(2)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	November 25, 2021	Class A notes due 2060	$130.2 million	3.75%
	May 25, 2022	Class B-1 notes due 2060(1)	$13.0 million	5.25%
		Trust certificates(2)	$42.8 million	—%
		Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	None	Class A notes due 2057(5)	$177.8 million	3.75%
	None	Class B certificates (5)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	None	Class A notes due 2065(6)	$170.5 million	4.36%
	None	Class B notes due 2065(6)	$15.9 million	5.25%
		Trust certificates(6)	$40.9 million	—%
		Deferred issuance costs	$(2.1) million	—%

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.

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

(6)
AJAXM 2018-C is a joint venture in which a third party owns 95% of the Class A notes and 37% of the Class B notes and certificates. We are required to consolidate 2018-C and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 95% of the Class A notes and 37% of the Class B notes, which are held by the third party, are included in Secured borrowings, net. The 5% portion of the Class A notes retained by us have been encumbered under the repurchase agreement. Thirty-seven percent of the Class C certificates are recognized as Non-controlling interest.

Repurchase Transactions
We entered into two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We entered into an additional repurchase facility that is similar to the mortgage loan repurchase facilities. However, the pledged assets are the class B bonds and certificates from our securitization transactions. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.
A summary of our outstanding repurchase transactions at September 30, 2018 and December 31, 2017 follows ($ in thousands):
Table 15: Repurchase Transactions by Maturity Date

			September 30, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
October 26, 2018	April 26, 2018	$8,980	$8,980	$11,973	133%	4.42%
October 30, 2018	April 30, 2018	10,539	10,539	15,055	143%	4.62%
November 8, 2018	May 8, 2018	5,468	5,468	7,811	143%	4.62%
December 7, 2018	June 7, 2018	56,440	56,440	75,253	133%	4.38%
December 28, 2018	June 28, 2018	9,956	9,956	13,275	133%	4.25%
January 11, 2019	July 11, 2018	8,956	8,956	12,795	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,528	133%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,028	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	16,718	133%	4.40%
July 12, 2019	July 15, 2016	250,000	199,079	264,021	133%	4.69%
September 24, 2019	September 25, 2018	400,000	81,766	88,769	109%	4.72%
Totals		$789,616	$420,461	$541,400	129%	4.60%

			December 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	December 7, 2017	66,678	66,678	88,904	133%	3.59%
November 21, 2018	November 22, 2017	200,000	3,775	8,215	218%	4.79%
July 12, 2019	July 15, 2016	250,000	180,104	234,724	130%	4.03%
Totals		$542,506	$276,385	$368,742	133%	3.91%

As of September 30, 2018, we had $420.5 million outstanding under our repurchase transactions compared to $276.4 million as of December 31, 2017. The maximum month-end balance outstanding during the three months ended September 30, 2018 was $420.5 million, compared to a maximum month-end balance for the three months ended December 31, 2017, of $323.1 million. The following table presents certain details of our repurchase transactions for the three months ended September 30, 2018 and December 31, 2017 ($ in thousands):
Table 16:    Repurchase Balances

	Three months ended
	September 30, 2018	December 31, 2017
Balance at the end of period	$420,461	$276,385
Maximum month-end balance outstanding during the quarter	$420,461	$323,060
Average balance	$318,677	$297,569
The increase in our average balance from $297.6 million for the three months ended December 31, 2017 to our average balance of $318.7 million for the three months ended September 30, 2018 was due to a net increase in repurchase financing during the three months ended September 30, 2018, as a result of increased investments in mortgage loans.
As of September 30, 2018 and December 31, 2017, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings and our senior convertible notes.
We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On October 30, 2018, our Board of Directors declared a dividend of $0.32 per share, to be paid on November 30, 2018 to stockholders of record as of November 16, 2018. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if we distribute a quarterly dividend out of our taxable income on shares of our common stock in excess of 8% (on an annualized basis) of our stock’s book value. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.
Our most recently declared quarterly dividend represents a payment of approximately 8.13% on an annualized basis of our book value of $15.61 per share at September 30, 2018. To date, no incentive fees have been paid to the Manager. However, the Company anticipates an incentive fee of approximately $0.1 million will be paid in the fourth quarter of 2018. See Note 9 — Related party transactions.
We believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements.

Off-Balance Sheet Arrangements
Other than the trusts which hold assets pledged as security against our borrowings, our investments in debt securities and equity method investments discussed elsewhere in this report, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-Balance Sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.
Table 17: Contractual Obligations
A summary of our contractual obligations as of September 30, 2018 and December 31, 2017 is as follows ($ in thousands):

September 30, 2018	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$108,000	$—	$—	$—	$108,000
Borrowings under repurchase agreements	420,461	420,461	—	—	—
Interest on convertible senior notes	40,952	8,680	17,592	14,680	—
Interest on repurchase agreements	12,605	12,605	—	—	—
Total	$582,018	$441,746	$17,592	$14,680	$108,000

December 31, 2017	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$108,000	$—	$—	$—	$108,000
Borrowings under repurchase agreements	276,386	96,282	180,104	—	—
Interest on convertible senior notes	47,414	8,626	17,472	18,558	2,758
Interest on repurchase agreements	12,631	8,787	3,844	—	—
Total	$444,431	$113,695	$201,420	$18,558	$110,758
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
Subsequent Events
Since quarter end, we acquired 413 residential RPLs with aggregate UPB of $75.3 million in four transactions from four sellers. The RPL were acquired at 89.3% of UPB and the estimated market value of the underlying collateral is $109.9 million. The purchase price equaled 61.2% of the estimated market value of the underlying collateral. In a joint venture with a third party institutional investor, we have also acquired 99 RPLs with aggregate UPB of $28.3 million from a single seller. The RPLs were acquired at 92.2% of UPB and the estimated market value of the underlying collateral is $45.6 million. The purchase price equaled 57.3% of the estimated market value of the underlying collateral.
Additionally, we have also agreed to acquire, subject to due diligence, 2,069 residential RPLs, four SBC RPLs and 486 NPLs with UPB of $561.1 million, $3.4 million and $105.0 million, respectively, in six transactions from six different sellers. The purchase price of the residential RPLs equals 91.0% of UPB and 55.0% of the estimated market value of the underlying collateral of $928.4 million. The purchase price of the SBC RPLs equals 100.0% of UPB and 65.0% of the estimated market value of the underlying collateral of $5.2 million. The purchase price of the NPLs equals 93.5% of UPB, 68.8% of the borrowers' total amount due and 57.5% of the estimated market value of the underlying collateral of $170.7 million. Some of these loans are expected to be acquired through joint ventures with institutional investors.
We also agreed to acquire three commercial properties for an aggregate purchase price of $10.0 million and collateral value of $10.0 million in three separate transactions from three different sellers.
On October 25, 2018, Oileus Residential Loan Trust called the subordinate debt securities held by the Company as investments. The debt securities were called at par value resulting in no gain or loss from the carrying value at September 30, 2018.
On October 30, 2018, our Board of Directors declared a dividend of $0.32 per share, to be paid on November 30, 2018 to common stockholders of record as of November 16, 2018.
On November 7, 2018, we issued 49,229 shares of our common stock to our Manager in payment of the portion of the base management fee which is payable in common stock for the third quarter of 2018 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the third quarter of 2018.

On November 7, 2018, we issued to each of our four independent directors 596 shares of common stock in payment of half of their quarterly director fees for the third quarter of 2018.
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
Item 2. Unregistered Sales of Securities
Unregistered Sales of Equity Securities
On August 8, 2018 we issued 49,464 shares of our common stock to the Manager in payment of the stock-based portion of the management fee due for the third quarter of 2018 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the second quarter of 2018. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
On August 8, 2018 we issued each of our independent directors 601 shares of common stock in partial payment of their quarterly director fees for the third quarter of 2018. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
On August 10, 2018 we issued 36,500 shares of our common stock to employees of our Manager and Servicer. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
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

GREAT AJAX CORP.

Date: November 7, 2018	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)