Form 10-K
period 2018-12-31
Great Ajax Corp.
filed 2019-03-06
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes No☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $232,494,687 based on the price per share of $13.08, the closing price on June 30, 2018.
As of March 5, 2019, 18,912,157 shares of the registrant’s common stock, par value $0.01 per share, were outstanding, which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders are incorporated by reference into this annual report on Form 10-K in response to Part III, Items #10, 11, 12, 13 and 14.

i

In this annual report on Form 10-K (“annual report”), unless the context indicates otherwise, references to “Great Ajax,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Great Ajax Corp.; “Operating Partnership” refers to Great Ajax Operating Partnership L.P., a Delaware limited partnership; “Manager” refers to Thetis Asset Management LLC, a Delaware limited liability company; “Aspen Capital” refers to the Aspen Capital group of companies; “Aspen” and “Aspen Yo” refer to Aspen Yo LLC, an Oregon limited liability company that is part of Aspen Capital; and “the Servicer” and “Gregory” refer to Gregory Funding LLC, an Oregon limited liability company and our affiliate, and an indirect subsidiary of Aspen Yo.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this annual report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.
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

•
difficulties in identifying re-performing loans (“RPLs”), small balance commercial mortgage loans (“SBC loans”) and properties to acquire; and the impact of changes to the supply of, value of and the returns on RPLs and SBC loans;

•	our ability to compete with our competitors;

•	our ability to control our costs;

•	the impact of changes in interest rates and the market value of the collateral underlying our RPL and non-performing loan (“NPL”) portfolios or of our other real estate assets;

•	our ability to convert NPLs into performing loans or to modify or otherwise resolve such loans;

•	our ability to convert NPLs to properties that can generate attractive returns either through sale or rental;

•	our ability to obtain financing arrangements on favorable terms or at all;

•	our ability to retain our engagement of our Manager;

•	the failure of the Servicer to perform its obligations under the Servicing Agreement;

•	general volatility of the capital markets;

•	the impact of adverse real estate, mortgage or housing markets and changes in the general economy;

•	changes in our business strategy;

•	our failure to qualify or maintain qualification as a real estate investment trust (“REIT”);

•	our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•	the impact of adverse legislative or regulatory tax changes.

Item 1.    Business
Overview
Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of re-performing loans ("RPLs"), including residential mortgage loans and small balance commercial (“SBC”) loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. We opportunistically originate SBC loans that have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties. Purchased SBC loans are generally RPLs. Additionally, we may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or through a direct acquisition. We may also target investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs either directly or with joint venture partners. We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer. GA-TRS is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.
In 2014, we formed Great Ajax Funding LLC, a wholly-owned subsidiary of the Operating Partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the our repurchase agreements. On February 1, 2015, we formed GAJX Real Estate LLC, as a wholly-owned subsidiary of the Operating Partnership, to own, maintain, improve and sell certain REO purchased by us. We have elected to treat GAJX Real Estate LLC as a TRS under the Code.
In 2018, we formed GAEA Real Estate Corp., a wholly owned subsidiary of the Operating partnership. We have elected to treat GAEA Real Estate Corp. as a TRS under the Code. Also during 2018, we formed GAEA Real Estate Operating Partnership, a wholly owned subsidiary of GAEA Real Estate Corp., to hold investments in commercial real estate assets. We also formed BLFD Holdings LLC, GAEA Commercial Properties LLC, GAEA Commercial Finance LLC and GAEA RE LLC. All entities are wholly owned subsidiaries with the exception of BLFD Holdings, of which 10% is owned by a third party investors.

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
Strategy
We are continuing the opportunistic strategy developed by our Manager’s management team in a REIT structure that we believe provides us access to capital and allows us to compete for more significant investment opportunities in the evolving mortgage markets. This strategy enables us to generate attractive current yields and risk-adjusted total returns for our stockholders. We intend to continue to distribute substantially all of our REIT taxable income to our stockholders in accordance with applicable REIT qualification requirements. Our strategy consists of:

•	constructing and owning a portfolio of residential RPLs and SBC loans at discounts to UPB and significant discounts to underlying property values;

•	expanding our acquisitions of RPLs, SBC loans, and limited acquisitions of NPLs through joint ventures;

•	constructing a portfolio of smaller multi-family and mixed use retail/residential/office properties;

•	constructing concentrations of investments in geographic areas, cities and neighborhoods with certain demographic and economic trends and attributes;

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

•	opportunistically mitigating our interest rate and prepayment risk, including, potentially, through the use of a variety of hedging instruments; and

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
We price each loan pool we acquire on a loan-by-loan basis and focus on acquiring loans with the underlying property located in or in close proximity to urban centers where we believe that HPA will outpace the national market. We use proprietary models to predict probabilistic future cash flows for each loan and generate cash flow projections. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Some of the variables used are the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents. For loan pool acquisitions, we target a 6.5–10% return on RPLs, including SBC loans, and a 8-17% return on NPLs, without taking into account or giving effect to any borrowings, which we refer to as an unlevered return. We analyze each RPL for re-default probability, loan-to-value ratio, interest rate and structure of the loan and the likely resolution method in the event the loan stops performing. Each RPL is analyzed through both a performing and non-performing path.
While we expect to purchase loans and real properties nationwide, we target urban centers (including densely populated suburbs) because we believe that an increasing number of families and young professionals prefer to live in areas that are in close proximity to employment centers, public transportation and retail and other amenities that are typically more common in such areas, creating liquidity and predictability, which we believe, provides greater potential for HPA. By focusing on urban centers and targeted densely populated suburbs we are able to more efficiently manage our portfolio and scale our Servicer's high-touch loan servicing platform. Our Manager has compiled data that suggests that HPA can vary significantly from neighborhood to neighborhood even within the same city. Our Manager’s proprietary analytics include inputs for economic and demographic data that includes unemployment rates, housing starts, crime rates, education, electoral participation and other variables that we believe closely correlate to property values. These analytics help us determine cities, neighborhoods and properties that we believe will experience HPA.
We seek to build concentrations of loans and real properties in certain markets. These markets include, but are not limited to, Phoenix, Arizona; Los Angeles and San Diego, California; Miami, Ft. Lauderdale, West Palm Beach, Orlando and Tampa, Florida; Atlanta, Georgia; New York and New Jersey metropolitan area; Houston and Dallas, Texas; Portland, OR; and Maryland and Virginia near Washington, DC. In addition to its experienced servicing staff, our Servicer has contracted with local experts in areas where it services a significant number of loans that provide local area market intelligence, monitor properties and can manage rehabilitation projects for REO or repairs for rental properties. We believe having affiliated local experts and a centralized management team provides us a competitive advantage and leads to more informed decision-making and better execution.
The following provides further detail as to our RPL and SBC loan acquisition strategy:

•
We believe that buying RPLs is more efficient and lower risk than acquiring single-family REO. We purchase RPLs at a discount from UPB and a significant discount to underlying property value, but the borrower is required to pay interest on the full UPB, leading to a higher current yield. The borrower is also responsible for property taxes, insurance and maintenance, which are all costs that the owner of a REO would otherwise have to pay. In addition, to the extent that the UPB exceeds the home’s or commercial property’s value, the lender will benefit from all price appreciation, net of carrying and liquidation costs, until such time as the price exceeds the UPB plus any arrearages and expenses. While the return to the mortgage loan owner is thus capped, there is also risk mitigation if the REO value decreases, until the value is less than the price the lender paid for the loan.

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

•
We believe that we are able to purchase mortgage loans at lower prices than single-family REO properties because sellers of such loans are able to avoid paying the costs typically associated with sales of real estate, whether single-family residences or smaller commercial properties, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this motivates sellers to accept lower prices for the RPLs than they would if selling REO directly.

•	We believe concentrated acquisitions of mixed use retail/residential/office properties in our target markets is more efficient than acquisitions of single-family homes to hold as rentals.
Our comprehensive loan and property history database and data tracking lead to a deep understanding of our markets. This understanding, coupled with our long-term relationships with loan sellers, we believe allows us to purchase loans at a discount to UPB and a significant discount to current property values. Our database contains foreclosure timelines on an individual county basis and in some instances, also on an individual judge basis. In addition to resolution timeline data, we track data by state, MSA (Metropolitan Statistical Area) and zip code regarding crime rates, education, electoral participation and other variables that we believe closely correlate with property values.
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests, which allows us to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from regulation as an investment company under the Investment Company Act. As a result, our acquisition and management decisions depend on prevailing market conditions, and our targeted investments may vary over time in response to market conditions. We may change our strategy and policies without a vote of our stockholders. Moreover, although our independent directors will periodically review our investment guidelines and our portfolio, they generally will not review particular proposed asset acquisitions or asset management decisions. See “— Investment Guidelines.”
Our Portfolio
The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2018 and 2017 ($ in millions):

	As of December 31,
Our portfolio at year-end:	2018	2017
RPL Residential Mortgage Loans	$1,242.2	$1,190.0
RPL SBC Loans	21.2	8.6
Originated SBC Loans	11.1	11.6
NPLs	36.3	43.3
REO	37.0	26.2
Investment in debt securities	146.8	6.3
Investment in beneficial interests	22.1	—
Total Real Estate Assets	$1,516.7	$1,286.0
We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.
Investment Process
We value our portfolio on a loan-by-loan and property-by-property basis. Purchase prices generally are at a discount to UPB and a significant discount to current property value, based in part on up to two unaffiliated broker price opinions (“BPOs”) for every property. Employees and agents of our Manager periodically view the exteriors of properties prior to completion of due diligence and the information from such visits is incorporated into final loan pricing negotiations with the sellers.
We estimate our resolution timelines using a combination of proprietary data, modeling and historical trends. Our analysis of the resolution or foreclosure timeline for a mortgage loan is based on its history to date with added time cushion. We have developed a robust database of foreclosure timelines on an individual county basis and, in some instances, on an individual judge basis. We also use statistical models to determine the expected modification success probability and the expected short sale success probabilities. We have an extensive due diligence process to validate data consistency, accuracy and compliance and to perform document and third-party lien reviews on all loan files.

The most important factors in analyzing RPLs are the level and duration of continued re-performance, the potential for HPA, prevailing interest rates, the potential for economic growth and the availability of financing for the borrower. The analysis of all mortgage loan and REO acquisitions is also affected by the supply of existing housing and rate of housing starts as higher construction costs, particularly if replacement cost is greater than market price, can slow the rate of starts and new housing inventory and lead to rising rental rates relative to mortgage payments. We evaluate geographic location priorities based on many different factors and data, including, but not limited to, employment rates and the local mismatch between employment rates and housing supply, demographic shifts, cost of new construction, social services, education, crime and voting participation rates.
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
Our board of directors ("Board of Directors") has adopted an investment policy designed to facilitate the management of our capital and assets and the maintenance of an investment portfolio profile that meets our objectives. The investment policy will help the Board of Directors oversee our efforts to achieve a return on assets consistent with our business objectives and to maintain adequate liquidity to meet any financial covenants and regular cash requirements.
Any purchase of RPLs, SBC loans or real property is analyzed by the portfolio acquisition group. Our Manager may, without a vote of our stockholders, consider any investment consistent with our investment policy. We may also acquire single-family homes, smaller multi-family residential properties, smaller mixed use retail/residential/office properties and smaller commercial properties either upon foreclosure or other settlement of our owned NPLs or in the market and opportunistically either sell such property, including offering mortgage loans to the purchasers, or holding it as a rental for the short or long term.
Our Manager is authorized to finance our investment positions through repurchase agreements, secured debt and other financing arrangements, provided such agreements are negotiated with counterparties approved by the investment committee. Our Manager believes it is critical to structure any financing facilities to significantly limit the risk to our business from falling collateral values and margin calls. We fund many of our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark-to-market the underlying collateral to the extent available. We may also hedge our interest rate exposure on our financing activities through the use of interest rate swaps, forwards, futures and options, subject to prior approval from the investment committee, though no such hedges are currently in use. We also acquire loans and other real estate assets through joint ventures.
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
Policies with Respect to Certain Transactions
Other than (i) transactions in which our Servicer is the holder of record because we or our subsidiaries may not hold the necessary license to hold those assets directly, but where we are the beneficial owner of at least 95% of the participation rights in those assets, or (ii) as approved by a majority of the independent members of our Board of Directors, we generally will not purchase portfolio assets from, or sell them to, our directors or officers or to our Manager, Aspen or any of their affiliates or engage in any transaction in which they have a direct or indirect pecuniary interest, including in connection with the securitization of any of our mortgage loan assets (other than our agreements with our Manager, the Servicer and Aspen described in more detail herein) without the consent of the Investment Supervisory Committee of the Board of Directors.
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
In addition, we expect to borrow money to finance or refinance the acquisition of RPLs, SBC loans and REO and for general corporate purposes, and we may borrow to finance the payment of dividends. Our investment policy, the assets in our portfolio, the decision to use leverage and the appropriate level of leverage will be based on our Manager’s assessment of a variety of factors, including our historical and projected financial condition, liquidity and results of operations, financing covenants, the cash flow generation capability of assets, the availability of credit on favorable terms, our outlook for borrowing costs relative to the unlevered yields on our assets, our intention to qualify and maintain our qualification as a REIT and exemption from the Investment Company Act, applicable law, and other factors, as our Board of Directors may deem relevant from time to time. Our decision to use leverage is at our Manager’s discretion and is not subject to the approval of our stockholders. We are not restricted by our governing documents in the amount of leverage that we may use.
We may also invest in the securities of other REITs, other entities engaged in real estate activities or securities of other issuers for the purpose of exercising control over such entities or with the intention of realizing short-term or long-term gains. We do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we would intend to divest such securities before any such registration would be required. We do not intend to underwrite securities of other issuers. We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. Our repurchase agreements include terms ranging from a maximum borrowing base of 85% of market value to 70% of purchase price, not to exceed 65% of property value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of our securitizations, our repurchase financing facility and any other outstanding indebtedness.
In a repurchase agreement, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a price equal to the loan amount plus interests. Despite being legally structured as sales and subsequent repurchases, repurchase agreements are generally accounted for as debt secured by the underlying assets. During the term of a repurchase agreement, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our repurchase agreement financings are often used to purchase additional assets subject to the same repurchase agreement, our financing arrangements are not expected to restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our repurchase agreement arrangements are typically documented under the standard form master repurchase agreement of the Securities Industry and Financial Markets Association, with the ability for both parties to request margin. Given daily market volatility, we and our repurchase agreement counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our repurchase agreement financing counterparties generally have the right to determine the value of the underlying collateral for purposes of determining the amount of margin, subject to the terms and conditions of our agreement with the counterparty, including, in certain cases, our right to dispute the counterparty’s valuation determination.
We may utilize other types of borrowings in the future, including, but not limited to, debt financing through bank credit facilities, warehouse lines of credit and structured financing arrangements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.
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
The Management Agreement

We are a party to the Management Agreement with the Manager, which expires on July 8, 2029 and which we have 19.8% ownership in. Under the Management Agreement, the Manager implements our business strategy and manages our business and investment activities and day-to-day operations, subject to oversight by our Board of Directors. Among other services, the Manager, directly or through affiliates, provides us with a management team and necessary administrative and support personnel. Additionally, we pay directly for services related to internal audit, a function that reports to the Audit Committee of the Board of Directors. We do not currently have any employees paid directly by us and do not expect to have any other employees that are paid directly by us in the foreseeable future. Each of our executive officers is an employee or officer, or both, of the Manager or the Servicer.
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
The initial $1.0 million of the quarterly base management fee is payable 75% in cash and 25% in shares of our common stock. Any amount of the base management fee in excess of $1.0 million is payable in shares of our common stock until payment is 50% in cash and 50% in shares (the “50/50 split”). Any remaining amount of the quarterly base management fee after the 50/50 split threshold is reached is payable in equal amounts of cash and shares. The quantity of common stock is determined using the higher of the most recently reported book value or the average of the closing prices of our common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of our common stock is paid. The Manager has agreed to hold any shares of common stock it receives as payment of the base management fee for at least three years from the date such shares of common stock are received.
The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, of 20% of the amount by which total dividends on our common stock and distributions on OP units exceeds 8% of book value. However, no incentive fee may be paid to the Manager with respect to any calendar quarter unless our cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee is payable in shares of our common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of our common stock and 80% of the remaining incentive fee is payable in cash. In the fourth quarter of 2018 we recorded an expense of $0.1 million for an incentive fee payable to our Manager. Our dividend payments are driven by our taxable income. If our taxable income continues at the levels we have recently experienced, we could continue to exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment.
We also reimburse the Manager for all third-party, out-of-pocket costs it incurs for managing our business, including third-party diligence and valuation consultants, legal expenses, auditors and other financial services. The reimbursement obligation is not subject to any dollar limitation. Expenses are generally reimbursed in cash on a monthly basis.
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

On January 25, 2019, the Company’s Board of Directors approved the Second Amended and Restated Management Agreement with the Manager which expires on March 5, 2034 and restructures the Management fee into both a quarterly and annual component, changes the calculation of the stock-based portion of the quarterly base management fee, and establishes a procedure by which the Manager may recover costs from the Company incurred in connection with providing services relating to the Company’s entry into any arrangement with third-party unaffiliated entities including joint ventures or other unconsolidated arrangements. See Item 7 — Subsequent events.
The Servicer
Our Servicer, Gregory, was formed by the members of our Manager’s management team to service “high-touch” assets, which are loans that require substantial and active interaction with the borrower for modification or other resolution. These loans are to less creditworthy borrowers or for properties the value of which has decreased and are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Our Servicer, or its wholly-owned subsidiary, is licensed to service loans in all states in which it does business and has unsupervised Title II Mortgagee authorization from the Federal Housing Administration (“FHA”). Our Servicer, or its wholly owned subsidiary, is also a licensed mortgage lender in 24 states, and currently has mortgage loan origination staff who are licensed in 10 of those states. We own an 8.0% equity interest in the parent company of our Servicer through a TRS.
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
Servicing fees are 0.65% annually of UPB for loans that are re-performing at acquisition, and 1.25% annually of UPB for loans that are non-performing at acquisition, and are paid monthly. The fees do not change if an RPL becomes non-performing or vice versa. For certain of our joint ventures, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The total fees we incur for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. Servicing fees for our real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO we otherwise purchase.
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
Our preferred resolution methodology is typically to cause the RPLs and NPLs to perform. Following a period of continued performance, we expect many borrowers will refinance these loans with other lenders at or near the estimated value of the underlying property, potentially generating attractive returns for us. We believe loan re-performance followed by refinancing generates near-term cash flows, provides the highest possible stable economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these new RPLs. However, based on historical experience, we expect that many of our residential NPLs will enter into foreclosure, ultimately becoming REO that we can, partially based on our analysis of risk-adjusted returns, sell, or convert into rental properties. If a REO property does not meet our investment criteria, we expect the Servicer to engage in REO liquidation and short sale processes to dispose of the property and generate cash for reinvestment in other acquisitions. We believe that our multifaceted resolution approach generally creates optimal stable returns, as all loans and REO may not be amenable to a single resolution strategy. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the assets to a TRS, prior to marketing the asset for sale. For more information regarding our resolution methodologies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Operating Results — Resolution Methodologies.”
The Servicer collects and remits mortgage loan payments, responds to borrower inquiries, accounts for principal and interest, holds custodial and escrow funds for payment of property taxes and insurance premiums, counsels or otherwise works with delinquent borrowers, supervises foreclosures and property dispositions and generally administers the loans. In return for these servicing functions, we pay servicing fees to the Servicer equal to specified percentages of the outstanding unpaid principal balance of the loans being serviced. We are entitled to other forms of servicing compensation, rather than the Servicer, such as late payment or modification fees and any prepayment penalties payable by borrowers. Servicing compensation also includes interest income, or the “float,” earned on collections that are deposited in various custodial accounts between their receipt and the scheduled or contractual distribution of the funds to investors. Generally, the Servicer does not advance delinquent monthly payments of interest or principal in respect of mortgage loans but will be obligated to make certain servicing advances.
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
Operating and Regulatory Structure
Tax Requirements
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Provided that we continue to maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to continue to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and non-U.S. taxes on our income. For example, for any business that we conduct through a TRS, the income generated by that subsidiary will be subject to U.S. federal, state and local income tax. GAJX Real Estate LLC is a wholly-owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell certain REO purchased by us. GA-TRS LLC (“GA-TRS”) is a wholly-owned subsidiary of our Operating Partnership that owns our 19.8% equity interest in our Manager and our 8.0% interest in the parent of our Servicer. We have elected to treat both GAJX Real Estate LLC and GA-TRS as taxable REIT subsidiaries under the Internal Revenue Code of 1986, as amended (the "Code").
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
We are organized as a holding company and conduct our businesses primarily through wholly-owned subsidiaries of our Operating Partnership. Our Operating Partnership holds certain real estate and real estate-related assets, directly and through subsidiaries. Neither we nor our Operating Partnership nor Great Ajax Funding is an investment company under Section 3(a)(1)(C). In addition, we conduct our operations so that neither we nor our Operating Partnership nor Great Ajax Funding come within the definition of an investment company by ensuring that less than 40% of the value of our total assets on an unconsolidated basis consists of “investment securities.”
We monitor our compliance with the 40% test and the holdings of our subsidiaries to ensure that each of our subsidiaries is in compliance with an applicable exemption or exclusion from registration as an investment company under the Investment Company Act.
Our 19.8% equity interest in our Manager and our 8.0% equity interest in the parent company of our Servicer are owned by GA-TRS, which is a special purpose subsidiary of our Operating Partnership. GA-TRS may rely on Section 3(c)(1) or 3(c)(7) for its Investment Company Act exclusion and, therefore, our interest in such subsidiary would constitute an ‘‘investment security’’ for purposes of determining whether we pass the 40% test. We also may form certain other wholly-owned or majority-owned subsidiaries that will invest, subject to our investment guidelines, in other real estate-related assets. These subsidiaries may rely upon the exclusion from the definition of investment company under the Investment Company Act pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act. The securities issued by any wholly-owned or majority-owned subsidiary that we may form and that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis.
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
Commodity Pool Operator Exemption
Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator,” or ("CPO"). We have relied on no-action relief from registration from the Commodity Futures Trading Commission (“CFTC”) and filed our claim with the CFTC to perfect the use of the no-action relief from registration. In order to be exempt from registration as a CPO under the no-action relief, we must, among other non-operation requirements: (1) limit our initial margin and premiums required to establish our swap or futures positions to no more than 5% of the fair market value of our total assets; and (2) limit our net income derived annually from our swaps and futures positions that are not “qualifying hedging transactions” to less than 5% of our gross income. The need to operate within these parameters could limit the use of swaps by us below the level that we would otherwise consider optimal or may lead to the registration of our company or our directors as CPOs. See “Item 1A. Risk Factors — Risks Related to Regulatory and Legislative Actions — We may be unable to operate within the parameters that allow us to be excluded from regulation as a commodity pool operator, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.”
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
Employees
Exclusive of certain incentive stock grants, we do not currently have any employees who are paid directly by us, and, excluding incentive stock grants do not expect to have any employees paid directly by us in the foreseeable future. Each of our executive officers is an employee or officer or both, of our Manager or of the Servicer, and they are paid by our Manager or the Servicer, as applicable. Our Manager and the Servicer share employees with other affiliates of Aspen as necessary to implement our business strategy.
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
We were incorporated on January 30, 2014 and commenced operations on July 8, 2014. Prior to July 8, 2014, neither we nor our Manager had any operating history, and our Manager had not previously operated or managed a REIT. We cannot assure you that we will be able to continue to operate our business successfully or implement our operating policies and strategies. There can be no assurance that we will be able to continue to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders or any distributions at all. The results of our operations depend on factors over which we have no control, including the availability of acquisition opportunities, the level and volatility of interest rates, the availability of adequate short- and long-term financing, conditions in the mortgage loan and financial markets and general economic conditions.
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
Residential mortgage loan modification and refinance programs, future legislative action, and other actions and changes in the general economy may materially and adversely affect the supply of, value of, and returns on RPLs and NPLs.
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

The supply of residential and SBC RPL loans may decline over time as a result of higher credit standards for new loans and/or general economic improvement, and the prices for residential and SBC RPL loans may increase, which could materially and adversely affect us.
As a result of the continuing effects of the economic crisis in 2008, there has been an increased supply of RPLs available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second-lien residential mortgage loans has dramatically declined as lenders have increased their standards of creditworthiness in originating new loans and fewer homeowners may go into NPL status on their residential mortgage loans. In addition, the prices at which both residential and SBC RPL loans can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a smaller supply of RPL loans in the marketplace. For these reasons, along with the continuing slow rate of general improvement in the economy, the supply of RPL loans that we may acquire may decline over time, which could materially and adversely affect us.
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
Our SBC loans in respect of smaller multi-family residential properties or smaller mixed use retail/residential properties may be subject to defaults, foreclosure timeline extension, fraud, commercial price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal.
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
Pursuant to customary provisions in the purchase agreements governing our loan acquisitions, we also generally have the right to cause the sellers to repurchase certain loans if they do not provide proper documentation to evidence ownership or first lien status with respect to such loans within a specified time period. Any delay or inability to obtain such documentation could adversely affect our ability to leverage such loans, and could adversely affect the Servicer’s ability to service those mortgage loans and any such repurchases by the sellers would decrease the size of our portfolio.
We primarily own higher risk loans, which are more expensive to service than conventional mortgage loans.
A significant percentage of the mortgage loans we own are higher risk loans, meaning that the loans are made to less creditworthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by state and U.S. federal regulators or may experience higher compliance costs, which could result in a further increase in servicing costs. Through the Servicing Agreement, the Servicer passes along to us many of the additional third-party expenses incurred by it in servicing these higher risk loans. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, could adversely affect our business, financial condition and results of operations.
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
Moreover, a significant percentage of the mortgage loans we own are higher risk loans, which tend to have higher delinquency and default rates than GSE and government agency-insured mortgage loans. These higher risk loans, combined with decreases in property values, have caused increases in loan-to-value ratios, resulting in borrowers having little or negative equity in their property, which may provide an incentive to borrowers to strategically default on their loans. Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors.
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
In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. Recent conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, a general tightening of credit and substantial regulatory uncertainty. Although we have been able to complete 13 securitizations, if these conditions worsen in the future, they could increase our cost of funding, and could reduce or even eliminate our access to the securitization market. As a result, these conditions could preclude us from securitizing assets acquired for such purpose.
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
We are subject to risks of loss from weather conditions, man-made or natural disasters and climate change.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties that we own or that collateralize our loans. If properties collateralizing our mortgage loans incur damages that reduce the value of the collateral to an amount below the UPB of our loan, borrowers may cease making payments to us on those loans, and any foreclosure efforts may recover substantially less value than the amount we are due or no value at all. Because we seek to build concentrations of mortgage loans and real properties in certain markets, we may be particularly vulnerable to the impact of a localized weather condition, man-made or natural disaster or effects of climate change. Any of these events could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe the properties collateralizing our mortgage loans and our remaining owned real estate are adequately covered by insurance, we cannot predict if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters or effects of climate change, whether or not insured, could have a material adverse effect on our financial performance, the market price of our common shares and our ability to pay dividends. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to deterioration in their financial condition driven by such events.

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
In January 2018, we acquired a 4.9% equity interest in the parent company of our Servicer which increased to 8.0% in May 2018, and we also own warrants to purchase additional equity interests. The Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreement, including recent CFPB mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act. These laws and regulations cover a wide range of topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information (privacy). The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in direct conflict with each other or with U.S. federal law. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. Material changes in these rules and regulations could increase our expenses under the Servicing Agreement. From time to time, the Servicer may be party to certain regulatory inquiries and proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely its reputation. The Servicer’s failure to comply with applicable laws and regulations could adversely affect our expenses and results of operations. If we were to determine to change servicers, there is no assurance that we could find servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms. The Servicer’s failure to comply with these laws and regulations could also indirectly result in damage to our reputation in the industry and adversely affect our ability to effect our business plan.
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
We depend on a variety of services provided by the Servicer, including, among other things, to collect principal and interest payments on our whole mortgage loans as well as the mortgage loans underlying our retained MBS and to perform loss mitigation services. In addition, legislation and regulation that have been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans. Mortgage servicers may be required or incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the owners of the mortgage loans. In addition to legislation and regulation that establish requirements or create financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, federal legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, recent laws and regulations, including CFPB regulations, delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the MBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative and regulatory actions, the Servicer may not perform in our best interests or up to our expectations, which could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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
Before determining whether to rent or sell any of our properties, the Servicer will perform a detailed assessment, including on-site reviews of such properties, to identify the scope of restoration to be completed. Beyond customary repairs, we may undertake improvements designed to optimize overall property appeal and increase the value and rentability of the property when such improvements can be done cost effectively. To the extent properties are occupied, restorations may be postponed until the premises are vacated. We expect that nearly all of our properties will require some level of restoration immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to restore extensively. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and may need to perform significant restorations and repairs from time to time. Consequently, we are exposed to the risks inherent in property restoration, including potential cost overruns, increases in labor and material costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy and poor workmanship. If our assumptions regarding the cost or timing of restorations across our properties prove to be materially inaccurate, we could be materially and adversely affected.
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
The commercial real estate lending business depends on the creditworthiness of borrowers, which we must judge. In making such judgment, we may depend on information obtained from non-public sources and the borrowers in making acquisition decisions and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide range of information including, without limitation, information relating to the form of entity of the prospective borrower, which may indicate whether the borrower can limit the impact that its other activities have on its ability to pay obligations related to the SBC loan.
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
Uncertainty about the future of the London Interbank Offered Rate (LIBOR) may adversely affect our business and financial results.

LIBOR meaningfully influences market interest rates around the globe, and serves as a reference rate for the interest rates for many of our mortgage loans. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicates that the continuation of LIBOR as currently constructed is not guaranteed after 2021. In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York convened an Alternative Reference Rates Committee (“ARRC”) to identify a reference rate that could replace LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether the ARRC will identify a suitable reference rate for LIBOR within a reasonable time frame to allow stress testing before adoption, or how any such replacement rate will behave relative to LIBOR in various stages of the economic cycle and in different economic conditions. No assurance can be provided that these uncertainties or their resolution will not adversely affect the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities, including our mortgage loans. These uncertainties or their resolution also could negatively impact our loan and other asset values, interest income, funding costs, asset-liability management strategies, and other aspects of our business and financial results.

Risks Related to Leverage and Hedging

We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable.
We use leverage to finance our investment operations and to enhance our financial returns and potentially to pay dividends. Sources of leverage may include bank credit facilities, warehouse lines of credit, structured financing arrangements (including securitizations) and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. We may use repurchase agreements to acquire certain assets, including our internally developed MBS, until we can securitize the assets. Because repurchase agreements are short-term borrowing, typically with 30- to 90-day terms although some may have terms up to 364 days, they are more subject to volatility in interest rates and lenders willingness to extend such borrowings. We currently do not expect a majority of our borrowings to be repurchase agreements or other short-term borrowings. Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. We intend to use leverage for the primary purpose of financing acquisitions for our portfolio and not for the purpose of speculating on changes in interest rates. We do not have a targeted debt-to-equity ratio generally or for specific asset classes. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of our financing activity. Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and, as necessary, to renew or replace borrowings as they mature.
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
U.S. federal, state and local governments have recently proposed or enacted numerous new laws, regulations and rules related to mortgage loans, including servicing and collection of mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to Real Estate Settlement Procedures Act ("RESPA"), equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with U.S. federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, secured transactions, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. Our service providers, including the Servicer and outside foreclosure counsel retained to process foreclosures, must also comply with many of these legal requirements.
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
Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently do not hold any such licenses, and there is no assurance that we will be able to obtain them or, if obtained, that we will be able to maintain them. In connection with these licenses we would be required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to obtain or maintain such licenses or our inability to enter into another regulatory-compliant structure, such as establishing a trust with a federally chartered bank as trustee to purchase and hold the residential mortgage loans, could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. In lieu of obtaining such licenses, we may contribute our acquired RPLs to one or more wholly-owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements, or the seller of such loans may continue to hold the loans on our behalf until we obtain the applicable state license. If required, we will form one or more subsidiaries that will apply for necessary state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit our ability to invest in residential mortgage loans. Our failure to obtain and maintain required licenses may expose us to penalties or other claims and may affect our ability to acquire an adequate and desirable supply of mortgage loans to conduct our securitization program and, as a result, could harm our business.
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
The U.S. federal income tax rate applicable to corporations has been reduced to 21% (from the previous maximum rate of 35%), and the alternative minimum tax has been repealed for corporations. In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are attributable to gain from the disposition of a U.S. real property interest is reduced from 35% to 21%.
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
Conflicts between us and our Manager. Our Manager manages our business, investment activities and affairs pursuant to the Management Agreement. This agreement was not negotiated at arm’s length and, accordingly, could contain terms, including the basis of calculation of the amount of the fees payable to our Manager, that are less favorable to us than similar agreements negotiated with unaffiliated third parties. Furthermore, the calculation of our Manager’s incentive fee is based on the dividends declared by our Board of Directors. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of dividends at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.
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
Conflicts between us and the Servicer. The Servicing Agreement was also not negotiated at arms’ length and could contain terms that are less favorable to us than similar agreements negotiated with unaffiliated third parties. In addition, the Servicer is generally not prohibited from providing similar services to other owners of mortgage loans and real estate assets, including other affiliates of Aspen.
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
We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer through GA-TRS, with warrants to purchase an additional equity interest in GAFS. As of March 5, 2019, our larger two stockholders, Flexpoint Great Ajax Holdings LLC (“Flexpoint REIT Investor”) an affiliate of an investment fund managed by Flexpoint Ford LLC, and investors consisting of an investment fund for which Wellington Management Company LLP is the investment advisor and one or more other investment advisory clients of Wellington Management Company LLP (collectively, the “Wellington Investors”) own 9.8% and 15.5%, respectively, of our outstanding common stock (assuming redemption of our

OP Units, on a 1-for-1 basis into shares of our common stock after one year of ownership). In addition, Flexpoint REIT Investor and one of the Wellington Investors each own 26.73% of our Manager, and 9.03% of Great Ajax FS LLC (“GAFS”), the parent of the Servicer, with warrants to purchase an additional equity interest in GAFS. Mr. Mendelsohn controls 50% of the manager of Aspen, which owns a 26.73% investment in our Manager and a 73.77% interest in GAFS, and has certain economic and/or management rights with respect to 7.8% of the interests in Aspen. Furthermore, each of our executive officers is an executive officer of our Manager or the Servicer or both and has interests in our relationship with them that may be different from the interests of our stockholders. In particular, these individuals, other than the chief financial officer, have a direct interest in the financial success of our Manager or the Servicer, which may encourage these individuals to support strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and our Manager, our Servicer, Aspen or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence — Agreements with Anchor Investors.”
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
The Servicing Agreement was not negotiated at arm’s length.
Under the Servicing Agreement, the Servicer provides us with critically important services, including, among many others, the servicing of our whole mortgage loans, including the mortgage loans underlying our MBS, loan modification services, assisted deed-in-lieu of foreclosure services, assisted deed-for-lease services and other loss mitigation services with respect to our mortgage loans and property management, leasing management and renovation management services with respect to our real property assets and assistance in finding third party financing for such properties. The Servicing Agreement has an initial term of 15 years. Neither we nor the Servicer may terminate the Servicing Agreement without cause during the first 24 months of its term. Following such 24-month period, we may not terminate the Servicing Agreement except for cause or if we terminate the Management Agreement for cause. Following such 24-month period, the Servicer may terminate the Servicing Agreement without cause by providing written notice to us no later than 180 days prior to December 31 of any year, and the Servicing Agreement will terminate effective on the December 31 next following the delivery of such notice. The Servicing Agreement also provides that the Servicer may terminate the agreement within 180 days after receiving notice that the Management Agreement has terminated, without any termination payment by us if the Management Agreement has been terminated for cause. If the Management Agreement has been terminated other than for cause and the Servicer terminates the Servicing Agreement, we will be required to pay a significant termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. Upon any termination of the Servicing Agreement, it may be difficult for us to secure suitable replacements or we may secure alternative servicers with less effective servicing platforms or at greater expense. In addition, the Servicer has no liability to us for its negligence in performing services for us under the Servicing Agreement, unless that negligence rises to the level of gross negligence or willful misconduct. The material terms of the Servicing Agreement are further described in “Item 1. Business — The Servicer.” The Servicing Agreement was not negotiated at arm's length; accordingly, it may contain terms that are less favorable to us than agreements negotiated with one or more unaffiliated third parties might contain.
Failure of our Servicer to effectively perform its obligations under the Servicing Agreement could materially and adversely affect us.
We are contractually obligated to service the residential mortgage loans that we acquire and we must operate or provide for the operation of the real estate assets we will own. We do not have any employees, a servicing platform, licenses or technical resources necessary to service our acquired loans. Consequently, we have engaged our Servicer to service our mortgage loans and other real estate assets. If for any reason our Servicer is unable to service these loans or real estate assets at the level and/or the cost that we anticipate, or if we fail to pay our Servicer or otherwise default under the Servicing Agreement, and our Servicer ceases to act as our servicer, alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect our Manager’s performance under the Management Agreement and our business and results of operations. Our Servicer’s failure to perform the services under the Servicing Agreement would have a material adverse effect on us. Currently, we are our Servicer's largest customer.
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
We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We are organized as a holding company and we conduct our business primarily through wholly-owned subsidiaries of our Operating Partnership. Neither we nor our Operating Partnership nor Great Ajax Funding is an investment company under Section 3(a)(1)(C). The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed 40% of the value of all our assets (excluding U.S. government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Our 19.8% equity interest in our Manager and our 8.0% equity interest in the parent company of our Servicer is held by GA-TRS, which is a special purpose subsidiary of our Operating Partnership, and GA-TRS may rely on Section 3(c)(1) or Section 3(c)(7) for its Investment Company Act exclusion and, therefore, our interest in such subsidiary would constitute an “investment security” for purposes of determining whether we pass the 40% test (see “Item 1. Business — Operating and Regulatory Structure — Investment Company Act Exclusion” for additional information regarding the 40% test).
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

We elected to opt out of these provisions of the MGCL, in the case of the business combination provisions, by resolution of our Board of Directors exempting any business combination between us and any other person (provided that such business combination is first approved by our Board of Directors, including a majority of our directors who are not affiliates or associates of such person), and in the case of the control share provisions, pursuant to a provision in our bylaws. We may not opt back in to either of these provisions without the approval of the holders of a majority of our shares of common stock.
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
Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their oversight of the management of our company. At the same time, we, through our wholly-owned subsidiary, will have fiduciary duties, as a general partner, to our Operating Partnership and to any partners thereof under Delaware law in connection with the management of our Operating Partnership. Our duties as a general partner to our Operating Partnership and any of its partners may come into conflict with the duties of our directors and officers. In the event of a conflict between the interests of our stockholders and the interests of the partners of our Operating Partnership, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the partners; provided, that for so long as we own a controlling interest in our Operating Partnership, any such conflict that we, in our sole and absolute discretion, determine cannot be resolved in a manner not adverse to either our stockholders or the partners of our Operating Partnership will be resolved in favor of our stockholders. For so long as we own a controlling interest in our Operating Partnership, the limited partnership agreement of our Operating Partnership requires us to resolve such conflicts in favor of our stockholders.
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
As a public company with listed equity securities, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) related regulations of the SEC and the requirements of the NYSE. Complying with these statutes, regulations and requirements can occupy a significant amount of time of our Board of Directors and management and will significantly increase our costs and expenses. In addition, being a public company subject to these rules and regulations requires us to incur substantial costs to increase coverage under our director and officer liability insurance.
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
In November 2018, we raised approximately $15.2 million net of underwriting fees from the sale of debt securities convertible into shares of our common stock at an initial conversion rate of 1.6438. Holders may convert their notes at their option prior to April 30, 2023 only under limited circumstances. See "Item 7. Management's Discussion and Analysis - Debt"
Item 1B. Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are shared with our Manager and our Servicer and are located in 9400 SW Beaverton-Hillsdale Hwy, Suite 131, Beaverton, OR 97005. The lease for these premises expires on November 30, 2019; we are not responsible for any lease costs. Our telephone number is: 503-505-5670. Our web address is www.great-ajax.com. The information on our website does not constitute a part of this annual report.
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
Holders
As of March 5, 2019, there were 156 stockholders of record.
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
We anticipate that our distributions generally will be taxable as capital gain to our stockholders, although a portion of the distributions may be designated by us as ordinary income or may constitute a return of capital. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains.
Performance Graph
The following graph shows the cumulative total shareholder return at market close on February 13, 2015 (the first day of trading of our common stock) through December 31, 2018 for (1) our common stock ("AJX"), (2) the Russell 2000 and (3) the FTSE NAREIT Mortgage REIT index ("FNMR"). The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on February 13, 2015, the first day on which our shares were listed on the NYSE, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of our common stock by us or any affiliated purchaser during the three months ended December 31, 2018.

Unregistered Sales of Securities
In private placement transactions in 2018 pursuant to Section 4(a)(2) of the Securities Act, we issued an aggregate of 196,503 shares of our common stock to the Manager in payment of part of the quarterly management fee expense due for 2018 and the fourth quarter of 2017 and we issued our four independent directors an aggregate of 9,632 shares of our common stock in payment of part of their quarterly director fees for 2018 and the fourth quarter of 2017. Management fees are generally paid in the first or second month following the end of the calendar quarter. We also issued 75,001 shares in partial payment for an 8% interest in GAFS, the parent of our Servicer, along with warrants for an additional 12% interest.
Issues under private placement transactions in 2017 were 122,350 shares of our common stock to the Manager in payment of part of the quarterly management fee expense due for 2017 and the fourth quarter of 2016, and we issued our four independent directors an aggregate of 8,940 shares of our common stock in payment of part of their quarterly director fees for 2017 and the fourth quarter of 2016. And in 2016, issues under private placement transactions were 65,515 shares of our common stock to the Manager in payment of part of the quarterly management fee expense due for 2016 and the fourth quarter of 2015, and an aggregate of 6,664 shares of our common stock issued to our four independent directors in payment of half of their quarterly director fees for 2016.

Item 6. Selected Financial Data
The selected consolidated financial data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K, from which it is derived. The selected consolidated Statements of Income data for the years ended December 31, 2018, 2017 and 2016, as well as the selected consolidated balance sheet data as of December 31, 2018 and 2017 are derived from the audited consolidated financial statements included elsewhere in this annual report. The condensed consolidated Statements of Income data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheets data at December 31, 2016, 2015, and 2014 have been derived from our Company’s audited consolidated financial statements that are not included in this Report. The historical results presented below are not necessarily indicative of future results of operations.

	For the year ended December 31,
Statements of Income ($ in thousands except per share data)	2018	2017	2016	2015	Period from inception (January 30, 2014) to December 31, 2014
INCOME
Interest income	$108,181	$91,424	$70,688	$47,700	$6,940
Interest expense	(53,335)	(39,101)	(25,573)	(11,499)	(771)
Net interest income	54,846	52,323	45,115	36,201	6,169
Provision for loan losses	(1,164)	—	—	—	—
Net interest income after provision for loan losses	53,682	52,323	45,115	36,201	6,169
Income from investment in affiliates	762	707	558	550	51
Other income	3,720	1,765	1,024	817	48
Total income	58,164	54,795	46,697	37,568	6,268
EXPENSE
Related party expense – loan servicing fees	10,148	8,245	6,083	3,959	478
Related party expense – management fee	6,025	5,340	3,949	3,353	956
Other fees and expenses	9,754	9,794	7,191	4,462	1,084
Total expense	25,927	23,379	17,223	11,774	2,518
Loss on debt extinguishment	836	1,131	565	—	—
Income before provision for income taxes	31,401	30,285	28,909	25,794	3,750
Provision for income taxes	64	131	35	2	—
Consolidated net income	31,337	30,154	28,874	25,792	3,750
Less: consolidated net income attributable to the non-controlling interest	2,997	1,227	1,038	1,038	326
Consolidated net income attributable to common stockholders	$28,340	$28,927	$27,836	$24,754	$3,424
Basic earnings per common share	$1.50	$1.58	$1.65	$1.68	$0.41
Diluted earnings per common share	$1.43	$1.51	$1.65	$1.68	$0.40
Total cash dividends declared	$1.27	$1.13	$0.99	$0.80	$0.08

	As of December 31,
Balance sheet ($ in thousands)	2018(1)	2017(2)	2016	2015	2014
Total assets	$1,602,871	$1,395,738	$957,402	$609,805	$271,069
Total liabilities	$1,268,592	$1,078,300	$674,679	$371,992	$182,780
Non-controlling interests	$33,445	$27,082	$10,431	$10,011	$9,473
Total equity	$334,279	$317,438	$282,723	$237,813	$171,280

(1)
Total assets include $377.0 million of mortgage loans, Total liabilities include $231.9 million of secured debt, and Non-controlling interests includes $20.4 million from the 50.0% and 63.0% owned joint ventures, which we consolidate under GAAP at December 31, 2018.

(2)
Total assets include $177.1 million of mortgage loans, Total liabilities include $88.4 million of secured borrowings, and Non-controlling interests includes $14.0 million from a 50.0% owned joint venture, which we consolidate under GAAP at December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of RPLs, including residential mortgage loans and SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. We opportunistically originate SBC loans that have a principal balance of up to $5 million and are secured by multi-family residential and commercial mixed use retail/residential properties. Purchased SBC loans are generally RPLs. Additionally, we may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or through a direct acquisition. We may also target investments in NPLs. NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs either directly or with joint venture partners. We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.
In 2014, we formed Great Ajax Funding LLC, a wholly-owned subsidiary of the Operating Partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under our repurchase agreements. In 2015, we formed GAJX Real Estate LLC, as a wholly-owned subsidiary of the Operating Partnership, to own, maintain, improve and sell certain REO purchased by us. We have elected to treat GAJX Real Estate LLC as a TRS under the Code. In 2018, we formed GAEA Real Estate Corp, a wholly owned subsidiary of the Operating partnership. We have elected to treat GAEA Real Estate Corp as a TRS under the Code. Also during 2018, we formed GAEA Real Estate Operating Partnership, a wholly owned subsidiary of GAEA RE Corp, to hold investments in commercial real estate assets. We also formed BLFD Holdings LLC, GAEA Commercial Properties LLC, GAEA Commercial Finance LLC and GAEA RE LLC. All entities are wholly owned subsidiaries with the exception of BLFD Holdings, of which 10% is owned by a third party investors.
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
Our Portfolio
The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2018 and December 31, 2017 ($ in millions):

	December 31, 2018	December 31, 2017
Residential RPLs	$1,242.2	$1,190.0
Purchased SBC (RPL)	21.2	8.6
Originated SBC	11.1	11.6
Residential NPLs	36.3	43.3
REO	37.0	26.2
Investment in debt securities	146.8	6.3
Investment in beneficial interests	22.1	—
Total Real Estate Assets	$1,516.7	$1,286.0
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
We believe that investments in residential RPLs with positive equity provide an optimal investment value. As a result, we are currently focusing on acquiring pools of RPLs, though we may acquire NPLs, either directly or with joint venture partners, if attractive opportunities exist. Through our Servicer, we work with our borrowers to improve their payment records. Once there is a period of continued performance, we expect that borrowers will typically refinance these loans at or near the estimated value of the underlying property.

We also believe there are significant attractive investment opportunities in the SBC loan and property markets and originate as well as purchase these loans, particularly in urban areas where there is a sustainable trend of young adults desiring to live near where they work. We focus on densely populated urban areas where we expect positive economic change based on certain demographic, economic and social statistical data. The primary lenders for smaller multi-family and mixed retail/residential properties are community banks and not regional and national banks and large institutional lenders. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools that these primary banks, lenders and portfolio acquirers typically desire. We continually monitor opportunities to increase our holdings of these SBC loans and properties.
Factors That May Affect Our Operating Results
Acquisitions. Our operating results depend heavily on sourcing residential RPLs and SBC loans and, when attractive opportunities are identified, NPLs. We believe that there is generally a large supply of RPLs available to us for acquisition and we believe the available supply provides for a steady acquisition pipeline of assets since large institutions are active sellers in the market. We expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of loans not acquired typically constitutes a small portion of a particular portfolio. In any case where we do not acquire the full portfolio, we make appropriate adjustments to the applicable purchase price.
Financing. Our ability to grow our business by acquiring residential RPLs and SBC loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse secured borrowings in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark-to-market the underlying collateral to the extent available. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The secured borrowings are structured as debt financings and not real estate investment conduit (“REMIC”) sales. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties.
To qualify as a REIT under the Code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.
Resolution Methodologies. We, through the Servicer, or our affiliates, employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which an NPL is resolved will affect the amount and timing of revenue we will receive. Our preferred resolution methodology is to modify NPLs. Once successfully modified and there is a period of continued performance, we expect that borrowers will typically refinance these loans at or near the estimated value of the underlying property. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these modified loans. Through historical experience, we expect that many of our NPLs will enter into foreclosure or similar proceedings, ultimately becoming REO that we can sell or convert into single-family rental properties that we believe will generate long-term returns for our stockholders. Our REO properties may be converted into single-family rental properties or they may be sold through REO liquidation and short sale processes. We expect the timelines for each of the different processes to vary significantly. The exact nature of resolution will depend on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS prior to marketing the asset for sale.
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
Expenses. Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the Servicing Agreement. Additionally, our Manager incurs direct, out-of-pocket costs related to managing our business, which are contractually reimbursable by us. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans under consideration for purchase. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties, both held-for-sale and as rentals, and includes any charges for impairments to the carrying value of these assets, which may be significant. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.
Changes in Home Prices. As discussed above, generally, rising home prices are expected to positively affect our results, particularly as this should result in greater levels of re-performance of mortgage loans, faster refinancing of those mortgage loans, more re-capture of principal on greater than 100% LTV (loan-to-value) mortgage loans and increased recovery of the principal of the mortgage loans upon sale of any REO. Conversely, declining real estate prices are expected to negatively affect our results, particularly if the home prices should decline below our purchase price for the loans and especially if borrowers determine that it is better to strategically default as their equity in their homes decline. While home prices have risen to, or in some cases beyond, pre-Great Recession levels in many parts of the United States, there are still significant regions where values have not materially increased. We typically concentrate our investments in specific urban geographic locations in which we expect stable or better property markets. However, when we analyze loan and property acquisitions we do not take home price appreciation HPA into account except for rural properties for which we model negative HPA related to our expectation of worse than expected property condition.
We typically concentrate our investments in specific urban geographic locations in which we expect stable or better property markets, although we do not use any appreciation expectation in the acquisition modeling.
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
Market Conditions. Due to the dramatic repricing of real estate assets during the most recent financial crisis and the continuing uncertainty in the direction and continuing strength of the real estate markets, we believe a void in the debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers face insolvency or have determined to reduce or discontinue investment in debt or equity related to real estate that have continued to the current period. We believe the dislocations in the residential real estate market have resulted or will result in an “over-correction” in the repricing of real estate assets, creating a potential opportunity for us to capitalize on these market dislocations and capital void.
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
Loans Acquired with Deterioration in Credit Quality — The loans we acquired have primarily suffered some credit deterioration subsequent to origination. As a result, we are required to account for the mortgage loans pursuant to ASC 310-30, (Accounting for Loans with Deterioration in Credit Quality). Our recognition of interest income for loans within the scope of ASC 310-30 is based upon our having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, we use expected cash flows to apply the interest method of income recognition.
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
Loans Acquired that have not Experienced a Deterioration in Credit Quality — While we primarily acquire loans that have experienced deterioration in credit quality, we may, from time to time, acquire or originate loans that have not missed a scheduled payment and have not experienced a deterioration in credit quality.
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
Real Estate
REO Property — we acquire real estate properties directly from sellers and when we foreclose on a borrower and take title to the underlying property (REO). REO is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure. REO we expect to actively market for sale is classified as held-for-sale. REO held-for-sale is carried at the lower of its acquisition basis, or its net realizable value (estimated fair market value less expected selling costs). We estimate fair market value using a combination of BPOs, comparable sales, appraisals, and competitive market analyses provided by local realtors subject to our judgment. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred. Foreclosed property that is sold to a third party at the foreclosure sale (“Third Party Sales”) is not considered REO and proceeds on these third party sales are treated as payment in satisfaction of the underlying loan. See Mortgage Loans.
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
From time to time, we perform property renovations to maximize the value of REO held for sale and held for investment. Such expenditures are generally advanced by our Servicer and recovered by our Servicer when the property is liquidated (for REO property held for sale) or upon completion of the renovations (for REO property held for investment). For residential and commercial properties that are not held for sale, the carrying value, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 39 years. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. We generally intend to limit rental activity to multifamily or multi-unit single family properties.
Investments at fair value
Our Investments at Fair Value as of December 31, 2018 consist of investments in Senior and Subordinate Notes issued by joint ventures which we form with third party institutional partners. We recognized income on the debt securities using the effective interest method. Additionally, the debt securities are classified as available for sale and are carried at fair value with changes in fair value reflected in our consolidated Statements of Comprehensive Income.

Investments in Beneficial Interests
Our Investments in Beneficial Interests as of December 31, 2018 consist of investments in the trust certificates issued by joint ventures which we form with third party institutional investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate the investment. We recognize income using the effective interest method and periodically assess each Beneficial Interest for impairment.
Debt
Secured Borrowings — We issue, through securitization trusts, callable debt secured by our mortgage loans in the ordinary course of business. The secured borrowings are structured as debt financings, and the loans remain on our balance sheet as we are the primary beneficiary of many of these securitization trusts, which are variable interest entities (“VIEs”). These secured borrowing VIEs are structured as pass-through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to the amount of our investments in the VIE entities; the creditors do not have recourse to the primary beneficiary. Coupon interest on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are amortized on an effective yield basis based on the underlying cash flow of the mortgage loans. We assume the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because we believe we will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.
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
Emerging Growth Company
We are subject to reporting and other obligations under the Exchange Act. The Jumpstart Our Business Startup Act of 2012 ("JOBS Act") contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. Until the third quarter of 2018 we qualified as an “emerging growth company” as defined in the JOBS Act. As a result of our issuance of senior debt associated with our Ajax Mortgage Loan Trusts 2018-C ("2018-C") securitization, we and our subsidiaries have issued more than $1 billion in nonconvertible debt over the past 36-month period resulting in the loss of our status as an emerging growth company under the JOBS Act. (See Note 9 - Debt).
Results of Operations
For the year ended December 31, 2018, we had net income attributable to common stockholders of $28.3 million, or $1.50 per share, for basic and $1.43 for diluted common shares. For the year ended December 31, 2017, we had net income attributable to common stockholders of $28.9 million, or $1.58 per share, for basic and $1.51 for diluted common shares. For the year ended December 31, 2016, we had net income attributable to common stockholders of $27.8 million, or $1.65 per share, for both basic and diluted common shares. Key items for the year ended December 31, 2018 include:

•	Purchased $159.6 million of RPLs and $5.4 million of NPLs with an aggregate UPB of $181.5 million and underlying collateral value of $108.8 million; and originated $6.4 million of SBCs.

•	Formed $895.6 million of joint ventures through special purpose entities and retained $175.3 million of varying classes of securities.

•	Acquired seven commercial properties for $15.3 million.

•	Issued $15.9 million of convertible senior notes.

•	Interest income from mortgage loans and investments portfolio of $108.2 million and net interest income of $54.8 million prior to the impact of impairments.

•	Net income attributable to common stockholders of $28.3 million.

•	Basic earnings per share of $1.50 per share.

•	Taxable income of $1.29 per share.

•	Book value per share of $15.59 at December 31, 2018.

•	Collected $219.8 million on our mortgage loan and REO portfolios through payments, payoffs and sales of REO.

•	Held $55.1 million of cash and cash equivalents at December 31, 2018.

Table 1: Results of Operations

	For the year ended December 31,
($ in thousands)	2018	2017	2016
INCOME
Interest income	$108,181	$91,424	$70,688
Interest expense	(53,335)	(39,101)	(25,573)
Net interest income	54,846	52,323	45,115
Provision for loan losses	(1,164)	—	—
Net interest income after provision for loan losses	53,682	52,323	45,115
Income from investment in affiliates	762	707	558
Other income	3,720	1,765	1,024
Total income	$58,164	$54,795	$46,697
EXPENSE
Related party expense – loan servicing fees	$10,148	$8,245	$6,083
Related party expense – management fee	6,025	5,340	3,949
Loan transaction expense	389	1,471	1,135
Professional fees	2,179	2,340	1,484
Real estate operating expenses	3,252	2,630	2,553
Other expense	3,934	3,353	2,019
Total expense	25,927	23,379	17,223
Loss on debt extinguishment	836	1,131	565
Income before provision for income taxes	$31,401	$30,285	$28,909
Provision for income taxes	64	131	35
Consolidated net income	$31,337	$30,154	$28,874
Less: consolidated net income attributable to the non-controlling interest	2,997	1,227	1,038
Consolidated net income attributable to common stockholders	$28,340	$28,927	$27,836
Net Interest Income
Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Net interest income increased to $54.8 million for the year ended December 31, 2018 from $52.3 million for the year ended 2017 and $45.1 million for the year ended 2016.  The key driver of increased net interest income was portfolio growth offset by a provision for loan losses of $1.2 million due to impairments of three NPL pools acquired in 2014 and 2015. The impairments are driven by small remaining pool size as cash flow fluctuations on individual loans are not offset by the small remaining pool. Despite the impairments on these pools, we continue to experience a sustained level of increased performance across the majority of our loan pools. These three pools total approximately $20.7 million in remaining carrying value. Also, despite the recent rise in interest rates, we continued to see a high volume of payoffs as borrowers continued to refinance or sell the underlying property.
The weighted average balance of our mortgage loan portfolio increased to $1,254.5 million for the year ended December 31, 2018 from $994.1 million for the year ended December 31, 2017. Additionally, we collected $219.8 million in cash payments and proceeds on our mortgage loans and REO held-for-sale for the year ended December 31, 2018 compared to collections of $173.0 million for the year ended December 31, 2017.
The interest income detail for the years ended December 31, 2018, 2017 and 2016 are included in the table below ($ in thousands):

Table 2: Interest income detail

	For the year ended December 31,
	2018	2017	2016
Accretable yield recognized on credit impaired loans	$103,682	$89,881	$70,558
Interest income on securities	1,980	554	68
Interest income earned on originated SBC loans	1,466	591	—
Bank interest income	628	5	10
Other interest income	425	393	53
Provision for loan losses	(1,164)	—	—
Total Interest Income	$107,017	$91,424	$70,689
The average yield on our mortgage loan portfolio decreased for the year ended December 31, 2018 primarily due to an increase in interest expense as well as increased cash flow velocity on our portfolio, similar to 2017 when increased cash flow velocity on our mortgage loan portfolio drove an increase in our net interest margin. Our average yield declined in 2017 from 2016 primarily due to an increase in the percentage of RPLs that have remained performing.  RPLs generally have a longer duration than NPLs resulting in increased expected principal and interest collections over the life of the loan but lower current period income as cash collections occur over a longer period.
The average balance of our mortgage loan portfolio and debt outstanding for the years ended December 31, 2018 and 2017 are included in the table below ($ in thousands):
Table 3: Average Balances

	For the year ended December 31,
	2018	2017
Mortgage loan portfolio	$1,254,470	$994,121
Total average asset level debt	$985,391	$748,935
Other Income
Other income increased for the year ended December 31, 2018 as compared to both the years ended 2017 and 2016 due to increases in income from the federal government's Home Affordable Modification Program ("HAMP"), increases in late fee collections and higher other income due to higher rental income and realized gain on the sale of our securities. A breakdown of Other income is provided in the table below ($ in thousands):
Table 4: Other Income

	For the year ended December 31,
	2018	2017	2016
HAMP fees	1,489	565	366
Late fee income	916	650	370
Other income	901	44	182
Net gain on sale of Property held-for-sale	414	506	106
Total Other Income	$3,720	$1,765	$1,024

Expenses
Total expenses for the year ended December 31, 2018 increased from 2017 and 2016 consistent with the overall growth in the portfolio. Loan servicing fees and Management fee increased in December 31, 2018 relative to 2017 and 2016 due to continued growth in the Company’s asset and equity bases. Real estate operating expense increased over 2017 and 2016 due to increases in the volume of underlying transactions. A breakdown of Expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	For the year ended December 31,
	2018	2017	2016
Related party expense – loan servicing fees	$10,148	$8,245	$6,083
Related party expense – management fee	6,025	5,340	3,949
Other expense	3,934	3,353	2,019
Real estate operating expense	3,252	2,630	2,553
Professional fees	2,179	2,340	1,484
Loan transaction expense	389	1,471	1,135
Total expenses	$25,927	$23,379	$17,223
Other expense increased for the year ended December 31, 2018, primarily due to restricted stock granted to our employees and service providers, increases in insurance expense and borrowing related expenses. Our borrowing related expenses consist primarily of costs of maintaining current BPOs for properties and loans used as collateral under the terms of our repurchase lines of credit. Travel expense is primarily incurred during due diligence prior to and subsequent to portfolio acquisition. In 2017 our Other expenses increased from 2016 primarily due to restricted stock granted to our employees and service providers and increases in borrowing related costs and travel, meals and entertainment. A breakdown of other expense is provided in the table below ($ in thousands):
Table 6: Other Expense

	For the year ended December 31,
	2018[1]	2017[1]	2016[1]
Employee and service provider share grants	$880	$747	$285
Insurance	588	530	531
Borrowing related expenses	586	497	90
Directors' fees and grants	482	344	246
Travel, meals, entertainment	389	387	179
Other expense	339	522	526
Taxes and regulatory expense	293	146	88
Software licenses and amortization	210	33	—
Internal audit services	167	147	74
Total other expense	$3,934	$3,353	$2,019

(1)	Includes the reclass of communications to other expense, reclass of internal audit services from other expense and reclass of software licenses and amortization from other expense.
Equity and Net Book Value per Share
Our net book value per share was $15.59 and $15.45 at December 31, 2018 and 2017, respectively, an increase of $0.14 due primarily to the $5.4 million net increase in equity from our year-end earnings after subtracting the effect of dividends paid, offset by higher distributions to non-controlling interests. While GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, and the subtraction of non-controlling interests classified in equity, by total adjusted shares outstanding, which include OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock) and shares for Manager and director fees which were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Share

	As of December 31,
	2018	2017
Outstanding shares	18,909,874	18,588,228
Adjustments for:
Operating partnership units	624,106	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	53,431	51,082
Conversion of convertible senior notes into shares of common stock	8,143,385	7,047,216
Total adjusted shares outstanding	27,730,796	26,310,632

Equity at period end	$334,279	$317,438
Net increase in equity from expected conversion of convertible senior notes	120,669	105,313
Net adjustment for equity due to non-controlling interests	(22,593)	(16,314)
Adjusted equity	$432,355	$406,437
Book value per share	$15.59	$15.45

Mortgage Loan Portfolio
For the years ended December 31, 2018 and December 31, 2017, we acquired 810 and 2,562 RPLs for an acquisition price of $159.6 million and $459.2 million, representing 90.9% and 87.2% of UPB, respectively. Thirty-six NPLs were acquired during the year ended December 31, 2018 for an acquisition price of $5.4 million, representing 90.6% of UPB. No NPLs were acquired during the year ended December 31, 2017.
For the year ended December 31, 2018, we originated eight SBC loans with UPB of $6.4 million that represented 69.0% of the underlying collateral value of $9.3 million. For the year ended December 31, 2017, we originated eight SBC loans with UPB of $8.8 million that represented 56.7% of the underlying collateral value of $15.6 million.
The following table shows loan portfolio acquisitions for the years ended December 31, 2018, and 2017 ($ in thousands):
Table 8: Loan Portfolio Acquisitions (excludes loan originations)

	For the year ended December 31,
	2018(1)	2017(2)
RPLs
Count	810	2,562
UPB	$175,508	$526,472
Purchase price	$159,611	$459,228
Purchase price % of UPB	90.9%	87.2%
NPLs
Count	36	—
UPB	$5,969	$—
Purchase price	$5,410	$—
Purchase price % of UPB	90.6%	—%

(1)	Includes the impact of 256 mortgage loans with a purchase price of $47.4 million and UPB of $52.8 million acquired through a 63% owned joint venture that we consolidate.

(2)
Includes the impact of 1,003 mortgage loans with a purchase price of $177.3 million and UPB of $194.3 million acquired in the fourth quarter of 2017 through a 50.0% owned joint venture which we consolidate.

Table 9: Loan originations

	As of December 31,
	2018	2017
Originated SBC loans
Count	8	8
UPB	$6,383	$8,819
Undrawn UPB at origination	$694	$611
Issue price % of collateral value	69.0%	56.7%

During the year ended December 31, 2018, 552 mortgage loans, representing 7.7% of our ending UPB, were liquidated. Comparatively, during the year ended 2017, 449 mortgage loans, representing 6.4% of our ending UPB, were liquidated. Our loan portfolio activity for the years ended December 31, 2018 and 2017 are presented below ($ in thousands):
Table 10: Loan Portfolio Activity

	For the year ended December 31,
	2018	2017
Beginning carrying value	$1,253,541	$869,091
Mortgage loan portfolio acquisitions, net cost basis	165,021	459,194
Mortgage loan portfolio commercial originations	6,290	9,083
Draws on SBC loans	267	—
Accretion recognized[1]	103,740	89,881
Payments received, net	(201,567)	(153,930)
Reclassifications to REO	(15,072)	(20,294)
Interim payoffs	(530)	—
Allowance for loan losses	(1,164)	—
Other	347	516
Ending carrying value	$1,310,873	$1,253,541

(1)	Includes the amortization discount on originated SBC loans of $0.1 million.

Table 11: Portfolio Composition
As of December 31, 2018 and December 31, 2017, our portfolios consisted of the following ($ in thousands):

December 31, 2018(1,2)		December 31, 2017(1)
No. of Loans	7,111	No. of Loans	6,901
Total UPB	$1,481,719	Total UPB	$1,465,223
Interest-Bearing Balance	$1,383,978	Interest-Bearing Balance	$1,370,563
Deferred Balance(2)	$97,741	Deferred Balance(2)	$94,660
Market Value of Collateral(3)	$2,024,831	Market Value of Collateral(3)	$1,954,661
Price/Total UPB(4)	82.1%	Price/Total UPB(4)	81.0%
Price/Market Value of Collateral	62.3%	Price/Market Value of Collateral	61.7%
Weighted Average Coupon	4.54%	Weighted Average Coupon	4.33%
Weighted Average LTV(5)	85.9%	Weighted Average LTV(5)	88.0%
Weighted Average Remaining Term (months)	312	Weighted Average Remaining Term (months)	324
No. of first liens	7,085	No. of first liens	6,879
No. of second liens	26	No. of second liens	22
No. of Rental Properties	21	No. of Rental Properties	14
Capital Invested in Rental Properties	$17,854	Capital Invested in Rental Properties	$1,353
RPLs loans	96.4%	RPLs loans	95.6%
NPLs loans	2.8%	NPLs loans	3.5%
Originated SBC loans	0.8%	Originated SBC loans	0.9%
No. of REO properties held-for-sale	102	No. of REO properties held-for-sale	136
Market Value of REO properties held-for-sale(6)	$21,143	Market Value of REO properties held-for-sale(6)	$28,080

(1)
Includes the impact of 1,003 mortgage loans with a purchase price of $177.3 million, UPB of $194.3 million and collateral value of $295.3 million acquired in the fourth quarter of 2017 through a 50.0% owned joint venture which we consolidate.

(2)
Includes the impact of 256 mortgage loans with a purchase price of $47.4 million, UPB of $52.8 million and collateral value of $68.1 million acquired in the third quarter of 2018 through a 63.0% owned joint venture which we consolidate.

(3)	Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.

(4)	As of date of acquisition.

(5)
At December 31, 2018 and 2017, our loan portfolio consists of fixed rate (53.8% of UPB), ARM (10.1% of UPB) and Hybrid ARM (36.1% of UPB); and fixed rate (58.1% of UPB), ARM (10.2% of UPB) and Hybrid ARM (31.7% of UPB), respectively.

(6)	UPB as of December 31, 2018 and 2017, divided by market value of collateral and weighted by the UPB of the loan.

(7)	Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, BPOs, or other market indicators of fair value including list price or contract price.

Real Estate property acquisitions
During the year ended December 31, 2018, we directly acquired a total of seven commercial properties, not including properties acquired through foreclosure or transferred from loans to rental property or property held-for-sale. Four properties were purchased as multi-family apartment buildings for $14.0 million, one property was acquired as a single-tenant commercial property for $0.8 million and two properties were acquired for $0.5 million through related party trust entities.

Table 12: Portfolio Characteristics
The following tables present certain characteristics about our mortgage loans by year of origination as of December 31, 2018 and December 31, 2017, respectively ($ in thousands):
Portfolio at December 31, 2018

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	542	4,268	1,897	389	15
Unpaid principal balance	$131,577	$999,659	$320,583	$29,038	$862
Mortgage loan portfolio by year of origination	8.9%	67.4%	21.6%	2.0%	0.1%
Loan Attributes:
Weighted average loan age (months)	80.5	143.1	174.0	249.6	378.6
Weighted Average loan-to-value	78.5%	89.9%	75.2%	66.1%	24.7%
Delinquency Performance:
Current	61.8%	56.9%	57.4%	47.8%	46.1%
30 days delinquent	9.4%	12.5%	13.5%	15.9%	0.5%
60 days delinquent	6.6%	9.3%	9.8%	10.6%	43.0%
90+ days delinquent	14.7%	16.1%	14.0%	21.1%	10.4%
Foreclosure	7.5%	5.2%	5.3%	4.6%	—%
Portfolio at December 31, 2017

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	544	4,129	1,833	371	24
Unpaid principal balance	$124,301	$991,242	$320,487	$28,358	$835
Mortgage loan portfolio by year of origination	8.5%	67.7%	21.9%	1.9%	0.1%
Loan Attributes:
Weighted average loan age (months)	73.6	130.8	161.6	237.5	371.3
Weighted Average loan-to-value	82.2%	91.9%	77.6%	64.2%	25.5%
Delinquency Performance:
Current	58.3%	58.6%	60.6%	47.9%	51.6%
30 days delinquent	9.9%	12.5%	11.9%	13.8%	10.8%
60 days delinquent	8.0%	7.8%	8.4%	8.7%	18.1%
90+ days delinquent	13.6%	15.0%	13.2%	21.1%	16.1%
Foreclosure	10.2%	6.1%	5.9%	8.5%	3.4%

Table 13: Loans by State
The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at December 31, 2018 and December 31, 2017 ($ in thousands):

December 31, 2018						December 31, 2017
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	1,169	423,694	28.6%	624,339	30.9%	CA	1,124	410,510	28.0%	581,838	29.8%
FL	845	154,443	10.4%	199,423	9.8%	FL	813	153,418	10.5%	191,298	9.8%
NY	346	115,878	7.8%	172,521	8.5%	TX	460	48,238	3.3%	79,820	4.1%
MD	302	76,698	5.2%	88,628	4.4%	GA	383	52,926	3.6%	63,587	3.3%
NJ	292	69,194	4.7%	80,625	4.0%	NY	341	114,223	7.8%	170,154	8.7%
GA	408	55,666	3.8%	69,406	3.4%	NJ	301	79,403	5.4%	95,765	4.9%
TX	476	49,702	3.4%	83,854	4.1%	NC	286	41,703	2.8%	52,807	2.7%
VA	234	48,101	3.2%	61,423	3.0%	MD	280	70,691	4.8%	80,029	4.1%
MA	207	47,593	3.2%	65,177	3.2%	MA	223	50,371	3.4%	66,679	3.4%
IL	217	44,974	3.0%	49,625	2.5%	IL	221	47,508	3.2%	52,362	2.7%
NC	290	41,635	2.8%	54,258	2.7%	VA	219	47,611	3.2%	59,924	3.1%
AZ	194	33,579	2.3%	42,166	2.1%	PA	191	21,270	1.5%	28,317	1.4%
WA	129	31,574	2.1%	44,961	2.2%	AZ	180	30,560	2.1%	36,862	1.9%
NV	126	25,198	1.7%	31,647	1.6%	SC	145	19,330	1.3%	26,258	1.3%
PA	199	22,887	1.5%	29,553	1.5%	WA	137	33,049	2.3%	46,187	2.4%
SC	154	20,527	1.4%	27,697	1.4%	TN	133	15,424	1.1%	22,005	1.1%
MI	120	18,654	1.3%	27,920	1.4%	NV	130	27,143	1.9%	31,918	1.6%
OH	130	15,943	1.1%	18,250	0.9%	OH	121	15,005	1.0%	16,897	0.9%
CO	80	15,672	1.1%	26,364	1.3%	MI	120	18,773	1.3%	27,949	1.4%
TN	131	14,725	1.0%	21,579	1.1%	IN	106	11,075	0.8%	13,422	0.7%
OR	73	14,508	1.0%	21,641	1.1%	MO	82	10,729	0.7%	13,142	0.7%
CT	73	13,349	0.9%	16,895	0.8%	CO	76	15,756	1.1%	25,263	1.3%
IN	115	11,675	0.8%	14,049	0.7%	OR	70	13,763	0.9%	20,013	1.0%
MO	92	11,611	0.8%	14,298	0.7%	CT	67	12,392	0.8%	15,228	0.8%
MN	64	11,591	0.8%	14,730	0.7%	MN	66	11,773	0.8%	14,910	0.8%
UT	67	10,906	0.7%	16,323	0.8%	UT	66	10,827	0.7%	15,425	0.8%
HI	23	8,698	0.6%	11,795	0.6%	LA	64	6,641	0.5%	10,052	0.5%
LA	75	7,540	0.5%	11,538	0.6%	AL	51	6,436	0.4%	7,393	0.4%
WI	48	6,930	0.5%	8,033	0.4%	KY	44	5,538	0.4%	6,709	0.3%
DE	35	6,756	0.5%	7,525	0.4%	WI	43	6,403	0.4%	7,478	0.4%
AL	55	6,626	0.4%	7,559	0.4%	OK	39	3,651	0.2%	5,096	0.3%
DC	22	5,920	0.4%	9,051	0.4%	DE	34	6,552	0.4%	7,390	0.4%
KY	42	5,015	0.3%	6,373	0.3%	NM	27	4,443	0.3%	5,158	0.3%
NM	28	4,408	0.3%	5,205	0.3%	MS	25	2,603	0.2%	3,092	0.2%
NH	21	3,982	0.3%	5,450	0.3%	HI	24	8,748	0.6%	12,679	0.6%
RI	18	3,840	0.3%	4,791	0.2%	NH	22	3,912	0.3%	5,582	0.3%
OK	36	2,916	0.2%	4,470	0.2%	KS	21	1,596	0.1%	2,412	0.1%
MS	25	2,503	0.2%	3,092	0.2%	RI	21	4,575	0.3%	5,238	0.3%
ID	17	2,320	0.2%	3,728	0.2%	WV	21	3,037	0.2%	3,780	0.2%
WV	19	2,119	0.1%	2,705	0.1%	DC	20	5,282	0.4%	8,369	0.4%
IA	20	1,827	0.1%	2,172	0.1%	IA	20	1,891	0.1%	2,339	0.1%
KS	23	1,825	0.1%	2,920	0.1%	AR	19	1,670	0.1%	2,066	0.1%
ME	12	1,698	0.1%	1,958	0.1%	ID	16	2,032	0.1%	3,298	0.2%
AR	20	1,620	0.1%	2,198	0.1%	ME	12	1,718	0.1%	1,958	0.1%
NE	9	962	0.1%	1,309	0.1%	PR	9	1,098	0.1%	1,399	0.1%
PR	8	941	0.1%	1,238	0.1%	NE	6	742	0.1%	896	—%

December 31, 2018						December 31, 2017
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
SD	4	720	—%	928	—%	WY	5	609	0.1%	760	—%
VT	3	606	—%	654	—%	MT	4	620	0.1%	905	—%
WY	5	599	—%	760	—%	SD	4	733	0.1%	928	—%
MT	4	597	—%	905	—%	AK	4	511	0.1%	760	—%
ND	4	516	—%	750	—%	ND	3	239	—%	400	—%
AK	2	258	—%	372	—%	VT	2	472	—%	465	—%
	7,111	1,481,719	100%	2,024,831	100%		6,901	1,465,223	100%	1,954,661	100%

(1)	As of date of acquisition.
Liquidity and Capital Resources
Source and Uses of Cash
Our primary sources of cash have consisted of proceeds from our securities offerings, our secured borrowings, repurchase agreements, principal and interest payments on our loan portfolio, principal paydowns on securities, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include secured borrowings, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities). We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs. From time to time, we may invest with third parties and acquire interests in loans and other real estate assets through investments in joint ventures using special purpose entities that can result in Investments at Fair Value and Investments in Beneficial Interests, which are reflected on our consolidated Balance Sheet.
As of December 31, 2018, substantially all of our invested capital was in RPLs, NPLs, property held-for-sale, debt securities, beneficial interests and rental properties. We also held approximately $55.1 million of cash and cash equivalents, an increase of $1.4 million from our balance of $53.7 million at the end of 2017. Our average daily cash balance during 2018 was $50.7 million, an increase from our average daily cash balance of $43.7 million during the year ended December 31, 2017. Our principal and interest payments, payoffs and proceeds on the sale of our property held-for-sale were $219.8 million, $173.0 million and $100.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Our operating cash inflows, including the effect of restricted cash, for the year ended December 31, 2018 was $0.2 million. Our operating cash outflows, including the effect of restricted cash, for the years ended December 31, 2017 and 2016 were $8.7 million and $5.2 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $60.0 million, $46.5 million and $11.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Non-cash interest income accretion was $43.7 million, $43.4 million and $39.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be Investing activities under GAAP, and the cash flows from these activities are included in the Investing section of our consolidated Statements of Cash Flows.
For the year ended December 31, 2018, our investing cash outflows of $190.4 million were driven primarily by acquisitions of mortgage loans, and purchases of debt securities and beneficial interests, offset by principal payments on and payoffs of our mortgage loan portfolio and proceeds on the sale of securities and our property held-for-sale. For the year ended December 31, 2017, our investing cash outflows of $345.9 million were driven primarily by acquisitions of mortgage loans offset by principal payments on and payoffs of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale. For the year ended December 31, 2016, our investing cash outflows of $299.2 million were driven primarily by net mortgage loan acquisitions (net of a subsequent sale of $78.2 million of mortgage loans to an affiliate) offset by principal payments on and repayments of our mortgage loan portfolio and proceeds on the sale of our property held-for-sale.
Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the year ended December 31, 2018, we had net financing cash inflows of $164.6 million as we issued secured notes for proceeds of $167.9 million, issued debt convertible into shares of common stock, for net proceeds of $15.2 million and had proceeds from our repurchase agreements of $311.1 million, offset by the pay down of existing debt obligations. For the year ended 2017, we had net cash inflows from financing activities of $398.4 million driven primarily by the issuance of secured notes for proceeds of $431.1 million to fund mortgage loan acquisitions and issued debt convertible into shares of common stock, for net proceeds of $105.3 million. For the year ended 2016, we had net cash inflows from financing activities of $310.6 million driven primarily by the issuance of secured notes for proceeds of $288.4 million to fund mortgage loan acquisitions. For the years ended December 31, 2018, 2017 and 2016 we paid $26.3 million, $21.4 million and $17.1 million, respectively, in combined dividends and distributions.
Financing Activities — Equity offerings
During the year ended December 31, 2018, we did not sell any shares of common stock under our At-the-Market Issuance Sales Agreements which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. During the year ended December 31, 2017, we sold 286,841 shares of common stock for proceeds, net of issuance costs, of $4.1 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.
Financing Activities — Borrowings and Repurchase Arrangements
From inception (January 30, 2014) to December 31, 2018, we have completed 13 secured borrowings through securitization trusts pursuant to Rule 144A under the Securities Act, six of which were outstanding at December 31, 2018. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated Balance Sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
Our secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our Ajax Mortgage Loan Trusts 2017-D ("2017-D") secured borrowings, from which we sold a 50% interest in the residual equity to third parties and 2018-C secured borrowings, from which we sold a 95% interest in the Class A notes and 37% in the Class B and trust certificates, we have retained the subordinate notes and the trust certificates from the six secured borrowings outstanding at December 31, 2018.
For all of our secured borrowings the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D and 2018-C as noted above, the Class B notes are subordinate, sequential pay, fixed rate notes. The Class M notes issued under 2017-B are also mezzanine, sequential pay, fixed rate notes.
For all of the Company's secured borrowings, except 2017-B, which contains no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis point step up is triggered, an additional 100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.
During 2017, we completed the issuance and sale of $108.0 million aggregate principal amount of our 7.25% convertible senior notes due 2024, in two underwritten public offerings, with the notes from both offerings forming a single series of securities. Our net proceeds from the sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $105.3 million. The carrying amount of the equity component of both transactions was $2.7 million representing the fair value to the notes' owners of the right to convert the notes into shares of our common stock. The notes bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.
During 2018, we completed the issuance and sale of an additional $15.9 million aggregate principal amount of our 7.25% convertible senior notes due 2024, in an underwritten public offering, which combined with the notes from the previous offerings in 2017 form a single series of securities. Our net proceeds from the sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $15.2 million. The carrying amount of the equity component was $0.5 million representing the fair value of the notes' owners of the right to convert the notes into shares on our common stock. As these notes are interchangeable with the notes in the 2017 offering, they bear interest at the same rate of 7.25% per year payable quarterly in arrears, payable on the same dates as the notes in the 2017 offering.
The following table sets forth the original terms of all outstanding securitization notes at their respective cutoff dates as of December 31, 2018:
Table 14: Securitizations

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2016-C/ October 2016	October 25, 2019	Class A notes due 2057	$102.6 million	4.00%
	April 25, 2020	Class B-1 notes due 2057(1,4)	$7.9 million	5.25%
	None	Class B-2 notes due 2057(1,4)	$7.9 million	5.25%
		Trust certificates(2)	$39.4 million	—%
		Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2017-A/ May 2017	May 25, 2020	Class A notes due 2057	$140.7 million	3.47%
	November 25, 2020	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	None	Class B-2 notes due 2057(1)	$10.8 million	5.25%
		Trust certificates(2)	$49.8 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	None	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(1)	$7.5 million	3.75%
		Trust certificates(2)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	November 25, 2021	Class A notes due 2060	$130.2 million	3.75%
	May 25, 2022	Class B-1 notes due 2060(1)	$13.0 million	5.25%
		Trust certificates(2)	$42.8 million	—%
		Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(5)	$177.8 million	3.75%
	None	Class B certificates (5)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	October 25, 2021	Class A notes due 2065(6)	$170.5 million	4.36%
	April 25, 2022	Class B notes due 2065(6)	$15.9 million	5.25%
		Trust certificates(6)	$40.9 million	—%
		Deferred issuance costs	$(2.0) million	—%

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.

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

(6)
AJAXM 2018-C is a joint venture in which a third party owns 95% of the Class A notes and 37% of the Class B notes and certificates. We are required to consolidate 2018-C under GAAP and is reflecting 100% of the mortgage loans, in Mortgage loans, net. 95% of the Class A notes and 37% of the Class B notes, which are held by the third party, are included in Secured borrowings, net. The 5% portion of the Class A notes retained by us have been encumbered under the repurchase agreement. 37% percent of the Class C certificates are recognized as Non-controlling interest.

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
A summary of our outstanding repurchase transactions at December 31, 2018 and 2017 follows ($ in thousands):
Table 15: Repurchase Transactions by Maturity Date

			December 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 11, 2019	July 11, 2018	$8,956	$8,956	$12,834	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,376	131%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,024	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	15,846	126%	4.40%
April 25, 2019	October 26, 2018	10,549	10,549	15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,580	129%	4.65%
May 8, 2019	November 8, 2018	18,226	18,226	26,036	143%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	15,618	143%	4.84%
June 6, 2019	December 6, 2018	44,224	44,224	58,965	133%	4.65%
June 6, 2019	December 6, 2018	3,786	3,786	5,408	143%	4.80%
June 7, 2019	December 7, 2018	50,294	50,294	66,747	133%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	43,390	134%	4.62%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.77%
June 28, 2019	December 28, 2018	8,860	8,860	13,275	150%	4.64%
July 12, 2019	July 15, 2016	250,000	195,644	258,144	132%	5.00%
September 24, 2019	September 25, 2018	400,000	102,311	114,852	112%	4.89%
Totals		$886,134	$534,089	$693,464	130%	4.80%

			December 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	December 7, 2017	66,678	66,678	88,904	133%	3.59%
November 21, 2018	November 22, 2017	200,000	3,775	8,215	218%	4.79%
July 12, 2019	July 15, 2016	250,000	180,104	234,724	130%	4.03%
Totals		$542,506	$276,385	$368,742	133%	3.91%
As of December 31, 2018, we had $534.1 million outstanding under our repurchase transactions compared to $276.4 million as of December 31, 2017. The maximum month-end balance outstanding during the year ended December 31, 2018 was $534.1 million, compared to a maximum month-end balance for the year ended 2017 of $323.1 million. The following table presents certain details of our repurchase transactions for the years ended December 31, 2018 and 2017 ($ in thousands):
Table 16:    Repurchase Balances

	For the year ended December 31,
	2018	2017
Balance at the end of year	$534,089	$276,385
Maximum month-end balance outstanding during the year	$534,089	$323,060
Average balance	$333,681	$251,384
The increase in our average balance from $251.4 million for the year ended December 31, 2017 to our average balance of $333.7 million for the year ended December 31, 2018 was due to a net increase in repurchase financing during the year ended December 31, 2018, as a result of additional investments in mortgage loans and debt securities.
As of December 31, 2018 and 2017, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings and our Senior convertible notes.
We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On February 25, 2019, our Board of Directors declared a dividend of $0.32 per share, to be paid on March 29, 2019 to stockholders of record as of March 15, 2019. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock, plus distributions on our externally-held operating partnership units, plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock, plus cash special dividends on our commons stock, plus distributions on our externally-held operating partnership units all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. In the fourth quarter of 2018, we recorded an expense of $0.1 million for an incentive fee payable to our Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.
Our most recently declared quarterly dividend represents a payment of approximately 8.21% on an annualized basis of an adjusted book value of 15.60 per share at December 31, 2018. If our taxable income continues at the levels we have recently experienced, we could continue to exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment. See Note 10 — Related party transactions.
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
Table 17: Contractual Obligations
A summary of our contractual obligations as of December 31, 2018 and 2017 is as follows ($ in thousands):

December 31, 2018	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$—	$123,850
Borrowings under repurchase agreements	534,089	534,089	—	—	—
Interest on convertible senior notes	45,237	10,241	20,817	14,179	—
Interest on repurchase agreements	12,789	12,789	—	—	—
Total	$715,965	$557,119	$20,817	$14,179	$123,850

December 31, 2017	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$108,000	$—	$—	$—	$108,000
Borrowings under repurchase agreements	276,386	96,282	180,104	—	—
Interest on convertible senior notes	47,414	8,626	17,472	18,558	2,758
Interest on repurchase agreements	12,631	8,787	3,844	—	—
Total	$444,431	$113,695	$201,420	$18,558	$110,758
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
Subsequent Events
During January and February 2019, we acquired 38 RPLs and two SBC RPLs with aggregate UPB of $8.5 million and $1.6 million in four transactions from four different sellers. The RPLs were acquired at 84.8% of UPB and 59.1% of the estimated market value of the underlying collateral of $12.2 million. The purchase price of the SBC RPLs equals 98.7% of UPB and 66.5% of the estimated market value of the underlying collateral of $2.4 million, respectively. In a joint venture with a third party institutional investor, we also acquired 271 NPLs for $52.2 million, which were used to satisfy the prefunding requirement in our Ajax Mortgage Loan Trust 2018-F securitization, which closed in the fourth quarter of 2018. The purchase price of the NPLs equals 86.9% of UPB and 60.2% of the estimated market value of the underlying collateral of $86.7 million.
Additionally, we agreed to acquire, subject to due diligence, 1,560 RPLs, 14 SBC RPLs and 417 NPLs with UPB of $299.3 million, $6.9 million and $147.9 million, respectively, in seven transactions from seven different sellers. The purchase price of the residential RPLs equals 93.6% of UPB and 55.4% of the estimated market value of the underlying collateral of $505.5 million. The purchase price of the SBC RPLs equals 102.2% of UPB and 54.5% of the estimated market value of the underlying collateral of $12.9 million. The purchase price of the NPLs equals 96.2% of UPB, 49.9% of the estimated market value of the underlying collateral of $285.1 million. Some of these loans are expected to be acquired through joint ventures with institutional investors.

We also agreed to acquire three commercial properties for an aggregate purchase price of $5.6 million and collateral value of $5.7 million in three separate transactions from three different sellers.
On January 25, 2019, we agreed to an interest rate step-up of 300 basis points on our class A senior secured notes issued as part of its 2017-D securitization, of which, $177.2 million UPB were outstanding at December 31, 2018, to take effect on the payment date in April 2021.
On January 25, 2019, our Board of Directors approved the Second Amended and Restated Management Agreement (“the Amendments”) with our Manager which establishes a procedure by which our Manager may recover costs from us incurred in connection with providing services relating to our entry into any arrangement with third-party unaffiliated entities including joint ventures or other unconsolidated arrangements. Other changes included the calculation of the quantity of our shares of common stock provided to our Manager as compensation for the Base Management fee to be determined as the average of the closing prices of the Common Stock on the five business days preceding the record date of the most recent regular quarterly dividend. The Amendments also change the calculation pursuant to which we may be required to pay an Incentive Fee to our Manager. Under the Amendments, our Manager will be entitled to a quarterly Incentive fee, payable out of our taxable net income, if the sum of our dividends on our common stock, our distributions on our externally-held operating partnership units and our increase in book value, all relative to the applicable quarter, and calculated per-share on an annualized basis, exceed 8%. Our Manager will also be entitled to an annual Incentive fee if the sum of our quarterly cash dividends on our common stock, special cash dividends on our common stock and distributions on our externally-held operating partnership units within the applicable calendar year exceed 8% of our book value per share as of the end of the calendar year.
On February 25, 2019, our Board of Directors declared a dividend of $0.32 per share, to be paid on March 29, 2019 to common stockholders of record as of March 15, 2019.
On March 4, 2019, we announced the extension of the employment agreement of Mary Doyle as chief financial officer. Ms. Doyle will continue to serve as chief financial officer for our Manager, our Servicer, and all Aspen Capital affiliates (collectively, the "Companies"). The employment agreement terms shall remain the same as the previous employment agreement with the exception of a base salary of $315,000 and target annual bonus opportunity equal to $185,000, with the amount earned based on the achievement of certain performance objectives.
On March 6, 2019, we issued 51,007 shares of our common stock to our Manager in payment of the portion of the base management fee which is payable in common stock for the fourth quarter of 2018 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2018.
On March 6, 2019, we issued to each of our four independent directors 606 shares of common stock in payment of half of their quarterly director fees for the fourth quarter of 2018.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, the Company’s management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Report of the Independent Registered Public Accounting Firm
Our internal control over financial reporting at December 31, 2018 has been audited by Moss Adams LLP. Their audit report on internal control over financial reporting appears in Part IV, Item 15 and expressed an unqualified opinion. Moss Adams LLP has also audited the consolidated financial statements as of and for the year ended December 31, 2018 and their report expressed an unqualified opinion on those consolidated financial statements.
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
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2019 annual stockholders’ meeting.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2019 annual stockholders’ meeting.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2019 annual stockholders’ meeting.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2019 annual stockholders’ meeting.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2019 annual stockholders’ meeting.
PART IV
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

10.2	Amended and Restated Management Agreement dated October 27, 2015; incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 2, 2015.

Exhibit Number	Exhibit Description
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

10.12*	Second Amended and Restated Management Agreement, dated March 5, 2019, by and among Great Ajax Corporation, Great Ajax Operating Partnership, LP and Thetis Asset Management LLC.
10.13*	Employment agreement with Mary Doyle, Great Ajax Corp. Chief Financial Officer, dated March 4, 2019.
21.1*	List of subsidiaries.
23.1*	Consent of Moss Adams LLP.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.
(b) Exhibits.

See Item 15(a)(3) above.
(c) Financial Statement Schedule
Schedule IV — Mortgage Loans on Real Estate.
All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

Item 16.    Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 6, 2019.

GREAT AJAX CORP.
By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Mendelsohn	Chairman and Chief Executive Officer (Principal Executive Officer)	March 6, 2019
Lawrence Mendelsohn

/s/ Mary Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2019
Mary Doyle

/s/ Steven L. Begleiter	Director	March 6, 2019
Steven L. Begleiter

/s/ John Condas	Director	March 6, 2019
John Condas

/s/ Paul Friedman	Director	March 6, 2019
Paul Friedman

/s/ Jonathan Bradford Handley, Jr.	Director	March 6, 2019
Jonathan Bradford Handley, Jr.

/s/ J. Kirk Ogren, Jr.	Director	March 6, 2019
J. Kirk Ogren, Jr.

/s/ Russell Schaub	President and Director	March 6, 2019
Russell Schaub

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Great Ajax Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Great Ajax Corp. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting appearing in Item 9a. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

Portland, Oregon
March 6, 2019

We have served as the Company’s auditor since 2014.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$55,146	$53,721
Cash held in trust	24	27,041
Mortgage loans, net(1,4)	1,310,873	1,253,541
Property held-for-sale, net(2)	19,402	24,947
Rental property, net	17,635	1,284
Investments at fair value	146,811	6,285
Investments in beneficial interests	22,086	—
Receivable from servicer	14,587	17,005
Investment in affiliates	8,653	7,020
Prepaid expenses and other assets	7,654	4,894
Total assets	$1,602,871	$1,395,738
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,3,4)	$610,199	$694,040
Borrowings under repurchase transactions	534,089	276,385
Convertible senior notes, net(3)	117,525	102,571
Management fee payable	881	750
Accrued expenses and other liabilities	5,898	4,554
Total liabilities	1,268,592	1,078,300
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $.01 par value; 125,000,000 shares authorized, 18,909,874 shares at December 31, 2018 and 18,588,228 shares at December 31, 2017 issued and outstanding	189	186
Additional paid-in capital	260,427	254,847
Treasury stock	(270)	—
Retained earnings	41,063	35,556
Accumulated other comprehensive income/(loss)	(575)	(233)
Equity attributable to stockholders	300,834	290,356
Non-controlling interests(5)	33,445	27,082
Total equity	334,279	317,438
Total liabilities and equity	$1,602,871	$1,395,738

(1)
Mortgage loans, net include $900.2 million and $996.2 million of loans at December 31, 2018 and December 31, 2017, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans, net include $1.2 million and $0 of allowance for loan losses at December 31, 2018 and December 31, 2017, respectively.

(2)	Property held-for-sale, net, includes valuation allowances of $1.8 million and $1.8 million at December 31, 2018, and December 31, 2017, respectively.

(3)	Secured borrowings and convertible senior notes are presented net of deferred issuance costs.

(4)
At December 31, 2018, balances for Mortgage loans, net includes $377.0 million and Secured borrowings, net of deferred costs includes $231.9 million from the 50.0% and 63.0% owned VIEs, respectively. As of December 31, 2017, balances for Mortgage loans, net include $177.1 million

The accompanying notes are an integral part of the consolidated financial statements.

and Secured borrowings, net of deferred costs includes $88.4 million from the 50.0% owned joint venture, all of which the Company consolidates under U.S. GAAP.

(5)
Non-controlling interests includes $20.4 million at December 31, 2018, from the 50.0% and 63.0% owned VIEs. Non-controlling interests includes $14.0 million at December 31, 2017, from a 50.0% owned joint venture, which the Company consolidates under U.S. GAAP.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

($ in thousands except per share data )	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016

INCOME
Interest income	$108,181	$91,424	$70,688
Interest expense	(53,335)	(39,101)	(25,573)
Net interest income	54,846	52,323	45,115
Provision for loan losses	(1,164)	—	—
Net interest income after provision for loan losses	53,682	52,323	45,115
Income from investment in affiliates	762	707	558
Other income	3,720	1,765	1,024
Total income	58,164	54,795	46,697
EXPENSE
Related party expense – loan servicing fees	10,148	8,245	6,083
Related party expense – management fee	6,025	5,340	3,949
Loan transaction expense	389	1,471	1,135
Professional fees	2,179	2,340	1,484
Real estate operating expenses	3,252	2,630	2,553
Other expense	3,934	3,353	2,019
Total expense	25,927	23,379	17,223
Loss on debt extinguishment	836	1,131	565
Income before provision for income taxes	31,401	30,285	28,909
Provision for income taxes	64	131	35
Consolidated net income	31,337	30,154	28,874
Less: consolidated net income attributable to the non-controlling interest	2,997	1,227	1,038
Consolidated net income attributable to common stockholders	$28,340	$28,927	$27,836
Basic earnings per common share	$1.50	$1.58	$1.65
Diluted earnings per common share	$1.43	$1.51	$1.65
Weighted average shares – basic	18,642,526	18,074,143	16,742,882
Weighted average shares – diluted	25,830,546	23,318,521	17,451,907

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
($ in thousands)	2018	2017	2016
Consolidated net income attributable to common stockholders	$28,340	$28,927	$27,836
Other comprehensive income (loss):
Net unrealized (loss) on investments, net of non-controlling interest	(152)	(233)	—
Cumulative reversal of accumulated other comprehensive income due to sale of securities	(190)	—	—
Income tax expense related to items of other comprehensive income (loss)	—	—	—
Comprehensive income	$27,998	$28,694	$27,836

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$31,337	$30,154	$28,874
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	3,989	3,247	1,468
Non-cash interest income accretion	(43,749)	(43,379)	(39,178)
Discount accretion on investment in securities	(783)	(195)	—
Gain on sale of property held-for-sale	(380)	(506)	(106)
Gain on sale of securities	(347)	—	—
Loss from payoffs of loans in transit	—	26	—
Depreciation of property	155	80	20
Impairment of real estate owned	2,700	2,516	2,011
Provision for loan losses	1,164	—	—
Amortization of debt discount and prepaid financing costs	6,378	6,466	6,833
Undistributed income from investment in affiliates	(762)	(707)	(558)
Net change in operating assets and liabilities
Prepaid expenses and other assets	(2,747)	(2,543)	336
Receivable from Servicer	2,071	(5,087)	(7,037)
Accrued expenses, management fee payable, and other liabilities	1,171	1,233	2,116
Net cash from operating activities	197	(8,695)	(5,221)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(165,021)	(459,194)	(434,332)
Origination of commercial loans	(6,557)	(9,083)	(2,472)
Principal paydowns on mortgage loans	142,107	107,274	58,388
Sale of other mortgage related assets	—	—	92
Proceeds from sale of mortgage loans	—	—	78,162
Purchase of securities	(176,363)	—	(6,323)
Principal paydowns on securities	6,496	—	—
Proceeds on sale of securities	8,073	—	—
Purchase of rental property	(15,385)	—	—
Proceeds from sale of property held-for-sale	17,632	17,143	9,117
Renovations of rental property and property held-for-sale	(456)	—	—
Other	—	—	(785)
Investment in Great Ajax FS LLC, including warrants	(1,750)	—	—
Investment in equity method investee	—	(5,115)	(1,111)
Distribution from affiliates	827	3,055	365
Loan to affiliate	—	—	(3,960)
Repayment of loan to affiliate	—	—	3,636
Net cash from investing activities	(190,397)	(345,920)	(299,223)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	311,128	590,669	348,602
Repayments on repurchase transactions	(53,424)	(542,221)	(225,695)
Proceeds from sale of secured borrowings	167,910	431,126	288,436
Repayments on secured borrowings	(254,177)	(178,115)	(109,263)
Proceeds from sale of convertible senior notes	15,184	105,325	—
Deferred financing costs	(2,635)	(7,225)	(6,080)
Sale of common stock, net of offering costs	—	3,864	31,662
Sale of common stock pursuant to dividend reinvestment plan	199	174	50
Distribution to non-controlling interest	(3,343)	(766)	(618)
Issuance of non-controlling interest in subsidiaries	6,709	16,190	—
Dividends paid on common stock	(22,943)	(20,602)	(16,526)
Net cash from financing activities	164,608	398,419	310,568
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	(25,592)	43,804	6,124
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	80,762	36,958	30,834
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$55,170	$80,762	$36,958

The accompanying notes are an integral part of the consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$50,753	$35,214	$18,687
Cash paid for income taxes	—	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$15,072	$20,294	$25,037
Issuance of common stock for management fee and compensation expense	$3,989	$3,247	$1,468
Issuance of shares for investment in Great Ajax FS LLC	$1,011	$—	$—
Non-cash adjustments to basis in mortgage loans	$347	$516	$(477)
Unrealized loss on available for sale securities, net of non-controlling interest and tax	$342	$233	$—
Treasury stock received through distributions from investment in Manager	$270	$—	$—
Convertible senior notes conversion premium recognized to equity	$494	$2,687	$—
Conversion of short-term loan to AS Ajax E to equity investment in AS Ajax E	$—	$—	$324
Property sold to borrowers under the installment method	$—	$56	$—
Transfer of accrued interest to borrowings under repurchase agreement	$—	$497	$—
Cumulative effect of change in accounting principle	$110	$—	$—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated Balance Sheet to the amount shown in the consolidated Statements of Cash Flows as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$55,146	$53,721
Restricted cash	24	27,041
Total cash and cash equivalents and restricted cash shown on the consolidated Statements of Cash Flows	$55,170	$80,762

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the Years Ended December 31, 2016 through December 31, 2018
	Common Stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
($ in thousands)
Balance at December 31, 2015	15,301,946	$152	$—	$211,729	$15,921	$—	$227,802	$10,011	$237,813
Net income	—	—	—	—	27,836	—	27,836	1,038	28,874
Sale of shares	2,589,427	27	—	31,635	—	—	31,662	—	31,662
Issuance of shares under dividend reinvestment	3,835	—	—	50	—	—	50	—	50
Stock-based management fee expense	65,515	2	—	1,066	—	—	1,068	—	1,068
Stock-based compensation expense	161,664	—	—	400	—	—	400	—	400
Dividends and distributions	—	—	—	—	(16,526)	—	(16,526)	(618)	(17,144)
Balance at December 31, 2016	18,122,387	$181	$—	$244,880	$27,231	$—	$272,292	$10,431	$282,723
Net income	—	—	—	—	28,927	—	28,927	1,227	30,154
Sale of shares	286,841	3	—	4,049	—	—	4,052	—	4,052
Shelf registration fees	—	—	—	(188)	—	—	(188)	—	(188)
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	16,190	16,190
Issuance of shares under dividend reinvestment plan	12,710	—	—	174	—	—	174	—	174
Stock-based management fee expense	122,350	2	—	2,333	—	—	2,335	—	2,335
Stock-based compensation expense	43,940	—	—	912	—	—	912	—	912
Dividends and distributions	—	—	—	—	(20,602)	—	(20,602)	(766)	(21,368)
Conversion premium - Convertible senior notes	—	—	—	2,687	—	—	2,687	—	2,687
Other comprehensive loss	—	—	—	—	—	(233)	(233)	—	(233)
Balance at December 31, 2017	18,588,228	$186	$—	$254,847	$35,556	$(233)	$290,356	$27,082	$317,438
Net income	—	—	—	—	28,340	—	28,340	2,997	31,337
Issuance of shares to Great Ajax FS LLC	75,001	1	—	1,010	—	—	1,011	—	1,011
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	6,709	6,709
Issuance of shares under dividend reinvestment plan	14,953	—	—	199	—	—	199	—	199
Stock-based management fee expense	196,503	2	—	2,784	—	—	2,786	—	2,786
Stock-based compensation expense	55,466	—	—	1,203	—	—	1,203	—	1,203
Dividends and distributions	—	—	—	—	(22,943)	—	(22,943)	(3,343)	(26,286)
Conversion premium - Convertible senior notes	—	—	—	494	—	—	494	—	494

The accompanying notes are an integral part of the consolidated financial statements.

Other comprehensive loss	—	—	—	—	—	(342)	(342)	—	(342)
Cumulative effect of change in accounting principle	—	—	—	(110)	110	—	—	—	—
Treasury stock	(20,277)	—	(270)	—	—	—	(270)	—	(270)
Balance at December 31, 2018	18,909,874	$189	$(270)	$260,427	$41,063	$(575)	$300,834	$33,445	$334,279

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
Note 1 — Organization and Basis of Presentation
Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”) including residential mortgage loans and small balance commercial mortgage loans (“SBC loans”) and originations of SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that the Company intends to opportunistically target, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has also targeted investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners, and will continue to manage the NPLs on its balance sheet. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of our Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).
The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly-owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Parent of the Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of many of these VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate LLC is a wholly-owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate LLC as a TRS under the Code.
In 2018, the Company formed GAEA Real Estate Corp., a wholly owned subsidiary of the Operating partnership. The Company has elected to treat GAEA Real Estate Corp. as a TRS under the Code. Also during 2018, the Company formed GAEA Real Estate Operating Partnership, a wholly owned subsidiary of GAEA RE Corp, to hold investments in commercial real estate assets. The also formed BLFD Holdings LLC, GAEA Commercial Properties LLC, GAEA Commercial Finance LLC and GAEA RE LLC. All entities are wholly owned subsidiaries with the exception of BLFD Holdings, of which 10% is owned by a third party investor.

Basis of Presentation and Use of Estimates
The consolidated financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to financial statements.
The Company consolidates the results and balances of five subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trusts 2017-D ("2017-D") and Ajax Mortgage Loan Trusts 2018-C (“2018-C”) are securitization trusts which holds mortgage loans, REO property and secured debt; 2017-D is 50.0% owned by the Company, and 2018-C is 63.0% owned by the

Company. BFLD Holding LLC ("BFLD") is 90.0% owned by the Company, which holds a single commercial property. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated Balance Sheet. As of December 31, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by an unaffiliated holder. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.
The Company’s 19.8% investment in the Manager and 8.0% investment in GAFS are accounted for using the equity method because the Company can exercise influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in the Manager or GAFS since each is privately held.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company considers significant estimates to include expected cash flows from its holdings of mortgage loans and beneficial interests in trusts, and their resolution methods and timelines, including foreclosure costs, eviction costs and property rehabilitation costs. Other significant estimates are fair value measurements, and the net realizable value of REO properties held-for-sale.

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
The Company’s accounting for loans under ASC 310-30 gives rise to an accretable yield and a non-accretable amount. The excess of all undiscounted cash flows expected to be collected at acquisition over the initial investment in the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as Interest income on a prospective level yield basis over the life of the pool. The excess of a loan’s contractually required payments over the amount of cash flows expected at the acquisition is the non-accretable amount. The Company’s expectation of the amount of undiscounted cash flows expected to be collected is evaluated at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. A provision for loan losses is established when the Company estimates it will not collect all amounts previously estimated to be collectible. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the loan pools as well as other factors, such as the fair value of the underlying collateral. When a loan pool is determined to be impaired, the amount of loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan pool’s effective interest rate or the fair value of the underlying collateral. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.
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
Investment at Fair Value
The Company’s Investments at Fair Value as of December 31, 2018 consist of investments in Senior and Subordinate Notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the debt securities are classified at available for sale and are carried at fair value with changes in fair value reflected in our consolidated Statements of Comprehensive Income.
Investments in Beneficial Interests
The Company’s Investments in Beneficial Interests as of December 31, 2018 consist of investments in the trust certificates issued by joint ventures which the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate the investment. The Company recognizes income using the effective interest method and assess each Beneficial Interest for impairment on a quarterly basis.
Real Estate
The Company acquires REO properties directly through purchases, when it forecloses on the borrower and takes title to the underlying property, or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that the Company expects to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or net realizable value (fair market value less expected selling costs, and any additional costs necessary to prepare the property for sale). Fair market value is determined based on broker price opinions (“BPOs”), appraisals, or other market indicators of fair value including list price or contract price, if listed or under contract for sale at the balance sheet date. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income through real estate operating expenses. No depreciation or amortization expense is recognized on properties held-for-sale. Holding costs are generally incurred by the Servicer and are subtracted from the Servicer’s remittance of sale proceeds upon ultimate disposition of properties held-for-sale.
Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be reclassified as held-for-sale. Property that arose through conversions of mortgage loans in the Company's portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property or the borrower surrenders the deed in lieu of foreclosure is generally held for investment as rental property if the cash flows from use as a rental exceed the present value of expected cash flows from a sale. The Company also acquires rental properties through direct purchases of properties for its rental portfolio. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of three to 39 years. The Company performs an impairment analysis for rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.
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
Convertible Senior Notes
On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its convertible senior notes (the “notes”) due 2024, with follow-on offerings of an additional $20.5 million and $15.9 million in aggregate principal amount completed on August 18, 2017 and November 19, 2018, respectively, which, combined with the notes from the April offering, form a single series of securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.6438 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $15.21 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.
Coupon interest on the notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated Balance Sheets as a deduction from the notes, and are amortized to interest expense on an effective yield basis through April 30, 2023, the date at which the notes can be converted. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. A cumulative discount of $3.2 million, representing the fair value of the embedded conversion feature, was recorded to stockholders’ equity. No sinking fund has been established for redemption of the principal.
Management Fee and Expense Reimbursement
The Company is a party to the Management Agreement with the Manager, which has a 15-year term, expiring on July 8, 2029. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.
Under the Management Agreement by and between the Company and the Manager as amended and restated on October 27, 2015, the Company pays a quarterly base management fee based on its stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, and may be required to pay a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. See Note 10 — Related party transactions.
On January 25, 2019, the Company’s Board of Directors approved the Second Amended and Restated Management Agreement with the Manager which expires on March 5, 2034 and restructures the Management fee into both a quarterly and annual component, changes the calculation of the stock-based portion of the quarterly base management fee, and establishes a procedure by which the Manager may recover costs from the Company incurred in connection with providing services relating to the Company’s entry into any arrangement with third-party unaffiliated entities including joint ventures or other unconsolidated arrangements. See Note 16 — Subsequent events.
Servicing Fees
The Company is also a party to the Servicing Agreement (the "Servicing Agreement"), expiring July 8, 2029, with the Servicer. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives an annual servicing fee rate of 0.65% annually of the Unpaid Principal Balance (“UPB”) for loans that are re-performing at acquisition and 1.25% annually of UPB for loans that are non-performing at acquisition. For certain of the Company’s joint ventures, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the servicing agreement. The fees do not change if a RPL becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The Servicing Agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 10 — Related party transactions.
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
Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 78,000 shares. The Company has issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors, which are subject to a one-year vesting period. The Company also periodically issues additional restricted stock awards to its independent directors under the Director Plan. In addition, through December 31, 2018, each of the Company’s independent directors received an annual fee of $75,000, payable quarterly, half in shares of the Company’s common stock and half in cash. The annual fee was increased to $100,000, 40% of which is payable in shares of the Company's common stock and 60% in cash, to be effective as of April 1, 2019. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and recorded in stockholders' equity at quarter end.
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
Variable Interest Entities
In the normal course of business, the Company enters into various types of transactions with special purpose entities, which have primarily consisted of trusts established for the Company’s secured borrowings (See “Secured Borrowings” above and Note 9 to the consolidated Financial Statements). Additionally, from time to time, the Company may enter into joint ventures with unrelated entities, which also generally involves the formation of a special purpose entity. The Company evaluates each transaction and its resulting beneficial interest to determine if the entity formed pursuant to the transaction should be classified as a VIE. If an entity created in a transaction meets the definition of a VIE and the Company determines that it or a consolidated subsidiary is the primary beneficiary, the Company will include the entity in its consolidated financial statements.
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
Cash Held in Trust
Cash held in trust consists of restricted cash balances either legally due to lenders or held in trust for the benefit of the Company's secured borrowers, and is segregated from the Company’s other cash deposits. Cash held in trust is not available to the Company for any purposes other than the settlement of existing obligations.
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
Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s convertible senior notes, by the weighted-average common shares outstanding, assuming all dilutive securities, including stock grants, shares that would be issued in the event that OP Units are redeemed for shares of common stock of the Company, shares issued in respect of the stock-based portion of the base fee payable to the Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s outstanding convertible senior notes, were issued. In the event the Company were to record a net loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-dilutive.
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
The Company’s Investments at fair value are carried at fair value with changes in fair value of equity securities reflected in the Company’s consolidated Statements of Income. Fair values of the Company's investments in debt securities are derived from estimates provided by banking institutions which are compared against available reference data from recent transactions and the Company's proprietary valuation model.
The fair value of the Company's Beneficial interests are derived from estimates provided by banking institutions which are compared for reasonableness against analyses from the Company's proprietary valuation model.

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
The Company’s consolidated Financial Statements include the operations of three TRS entities, GA-TRS, GAJX Real Estate LLC and Gaea Real Estate Corp., which are subject to U.S. federal, state and local income taxes on their taxable income. Income from these these three entities and any other TRS that the Company forms will be subject to U.S. federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences or benefits attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.
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
Reclassifications
The Company reclassified the balance of its Loans Purchase deposit account on its 2017 consolidated Balance Sheet to its Cash held in trust account to better reflect the nature of the asset. The Company believes this to be an immaterial classification. Additionally, certain other immaterial amounts in the Company’s 2016 and 2017 consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or equity.

Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14 deferring the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company’s primary revenue stream, income from its investments in mortgage loans, is specifically excluded from the scope of ASU 2014-09 as is its accounting for its investments in debt securities and equity method investments.  Additionally, while contracts to sell REO are not excluded from the scope of ASU 2014-09, the Company does not believe its revenue recognition from contracts with buyers of REO would change under ASU 2014-09.  The Company’s sales of REO properties consist of a transfer of the property that coincides with the receipt of the proceeds. The Company bears no further obligations beyond delivery of the property. The Company's Other revenue category primarily consists of fees received from the federal government under the Home Affordable Modification Program, and late fees on mortgage loans, neither of which qualifies for consideration under ASU 2014-09. Accordingly, the adoption of ASU 2014-09 did not impact the Company’s revenue recognition policies. The Company adopted ASU 2014-09 in 2018 and elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption. However, periods prior to the date of adoption were not retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption had no impact.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance (1) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (4) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (6) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheets or the notes to the financial statements, and (7) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale security should be evaluated with other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-01 in 2018 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows on the date of adoption.
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
In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718) - Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted, but no earlier than an entity's adoption of Topic 606. The Company elected to early-adopt ASU 2018-07 in 2018. The cumulative effect on prior periods arising from the adoption is $0.1 million and is reflected as an adjustment to the Company's consolidated Balance Sheet at March 31, 2018. The effect during the year ended December 31, 2018 is a reduction in Management fee expense of $0.3 million, and a corresponding increase of $0.3 million, in both the Company's Consolidated net income line and its Consolidated net income attributable to common stockholders line in its consolidated Statement of Income. There was no effect to the reduction in Management fee expense for the years ended December 31, 2017 and 2016, respectively.
Recently Issued Accounting Standards
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee.  Lessor accounting was not significantly changed by this ASU.  This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2018 by applying a modified retrospective approach. Early adoption is permitted. On July 30, 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides an optional transition method of applying the new leases standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. It also provides lessors with a practical expedient to not separate non-lease revenue components from the associated lease component if certain conditions are met.  Additionally, only incremental direct leasing costs may be capitalized under the new guidance. Any indirect incremental leasing costs must be expensed as incurred. The Company does not expect the adoption of ASU 2016-02 and related amendments to have a material affect on its consolidated assets or liabilities, consolidated net income or equity or cash flows.

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

Note 3 — Mortgage Loans
The following table presents information regarding the carrying value for the Mortgage loan categories of RPL, NPL and originated as of December 31, 2018 and 2017 ($ in thousands):

	As of December 31,
Loan portfolio basis by asset type	2018	2017
Residential RPLs	$1,242,207	$1,190,019
Purchased SBC (RPL)	21,203	8,605
Originated SBC	11,140	11,620
Residential NPLs	36,323	43,297
Total	$1,310,873	$1,253,541
Included on the Company’s consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 are approximately $1,310.9 million and $1,253.5 million, respectively, of RPLs, NPLs, and originated SBCs at carrying value.

RPLs and NPLs are categorized at acquisition. The carrying value of RPLs and NPLs reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. Additionally, originated SBC loans are carried at originated cost, less any loan discount. The carrying values at December 31, 2018 for the Company's loans in the table above are reduced by an allowance for loan losses of $1.2 million reflected in the totals for each line in the table above. The Company had no allowance for loan losses at December 31, 2017. For the year ended December 31, 2018, the Company recognized a $1.2 million provision for loan losses. The Company had no provision for loan losses for the years ended December 31, 2017 and December 31, 2016. For the years ended December 31, 2018, 2017 and 2016, the Company accreted $102.5 million, $89.9 million and $70.6 million, respectively, into interest income with respect to its RPL and NPL portfolio.
The Company’s loan acquisitions for the year ended December 31, 2018 consisted of 810 purchased RPLs with $175.5 million UPB and eight originated SBC loans with $6.4 million UPB. Comparatively during the year ended December 31, 2017, the Company acquired 2,562 purchased RPLs with $526.5 million UPB and eight originated SBC loan with $8.8 million UPB.
The Company acquired 36 NPLs with $6.0 million UPB for the year ended December 31, 2018 and acquired no NPLs for the year ended December 31, 2017.
The following table presents information regarding the accretable yield and non-accretable amount for purchased loans acquired during the following periods ($ in thousands):

	For the year ended December 31,
	2018		2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$299,462	$10,976	$947,162	$—
Non-accretable amount	(104,940)	(4,891)	(373,251)	—
Expected cash flows to be collected	194,522	6,085	573,911	—
Accretable yield	(35,471)	(675)	(114,676)	—
Fair value at acquisition	$159,051	$5,410	$459,235	$—

The Company determines the accretable yield on new acquisitions by comparing the expected cash flows from the Company’s proprietary cash flow model to the remaining contractual cash flows at acquisition. The difference between the expected cash flows and the portfolio acquisition price is accretable yield. The difference between the remaining contractual cash flows and the expected cash flows is the non-accretable amount. Accretable yield and accretion amounts do not include any of the interest income on originated SBC loans at December 31, 2018 and 2017. Also, it does not include gains of $7,000, $0 and $0 from loans that paid in full after acquisition but before boarding by the Servicer for the years ended December 31, 2018, 2017 and 2016, respectively. The following table presents the 2018 and 2017 accretable yield and non-accretable amount for the loan portfolio ($ in thousands):

	For the year ended December 31,
	2018		2017
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$344,141	$7,370	$239,858	$12,065
Accretable yield additions	35,471	675	114,676	—
Accretion	(101,195)	(1,316)	(85,715)	(4,166)
Reclassification from (to) non-accretable amount, net	33,389	(270)	75,322	(529)
Balance at end of period	$311,806	$6,459	$344,141	$7,370
During the year ended December 31, 2018, the Company reclassified a net $33.1 million from non-accretable amount to accretable yield, consisting of a $33.4 million transfer from non-accretable amount to accretable yield for RPLs, and a $0.3 million transfer from accretable yield to non-accretable amount for NPLs. Comparatively, during the year ended 2017, the Company reclassified a net $74.8 million from non-accretable amount to accretable yield, consisting of a $75.3 million transfer from non-accretable amount to accretable yield for its RPLs and $0.5 million from accretable yield to non-accretable amount on NPLs. The Company recalculates the amount of accretable yield and non-accretable amount on a quarterly basis. Reclassifications between the two categories are primarily based upon changes in expected cash flows and actual prepayments, including payoffs in full or in part. Additionally, the accretable yield and non-accretable amounts are revised when loans are reclassified to REO because the future expected cash flows are removed from the pool. The 2018 and 2017 reclassifications from non-accretable amount to accretable yield were driven by actual loan payment performance exceeding expectations at acquisition. This is offset by the removal of the accretable yield for loans that are removed from the pool at foreclosure and loan payoffs, both in full or in part, prior to modeled expectations.
The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. An allowance for loan losses is established when it is probable the Company will not collect all amounts previously estimated to be collectible. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. During the year ended December 31, 2018, the Company recorded an impairment of $1.2 million of the value of three of its NPL pools acquired in 2014 and 2015. The Company had no allowance for loan losses at December 31, 2017 and December 31, 2016. An analysis of the balance in the allowance for loan losses account follows ($ in thousands):

	For the year ended December 31,
	2018	2017	2016
Allowance for loan losses, beginning of period	$—	$—	$—
Provision for loan losses	(1,164)	—	—
Allowance for loan losses, end of period	$(1,164)	$—	$—
The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of December 31, 2018 and 2017 ($ in thousands):

	As of December 31,
	2018			2017
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	3,929	$757,276	$848,551	3,998	$744,300	$860,572
30	1,006	167,286	185,742	912	152,685	178,383
60	711	123,078	136,586	577	100,792	117,145
90	1,188	200,419	231,063	1,047	177,841	214,297
Foreclosure	277	62,814	79,777	367	77,923	94,826
Mortgage loans	7,111	$1,310,873	$1,481,719	6,901	$1,253,541	$1,465,223

Note 4 — Real Estate Assets, Net
The Company acquires REO either through direct purchases of properties for its rental portfolio or through conversions of mortgage loans in its portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.
Rental Property
As of December 31, 2018, the Company owned 21 REO properties with an aggregate carrying value of $17.6 million held for investment as rentals, at which time 16 were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure and 12 were transferred from Property held-for-sale, where all 12 were acquired through foreclosures. The remaining rental properties were directly purchased. As of December 31, 2017, the Company owned 14 REO properties with a carrying value of $1.3 million held for use as rentals, at which time five were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, three were acquired through foreclosures, and 10 were transferred from Property held-for-sale, where all 10 were acquired through foreclosures.
Property Held-for-Sale
The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of December 31, 2018 and 2017, the Company’s net investments in REO held-for-sale were $19.4 million and $24.9 million, respectively, which include balances of $2.2 million and $1.8 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. For the years ended December 31, 2018 and 2017, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the years ended December 31, 2018 and 2017 ($ in thousands):

	For the year ended December 31,
	2018				2017
	Count		Amount		Count	Amount
Balance at beginning of year	136		$24,947		149	$23,882
Net transfers from mortgage loans	93		15,072		125	19,477
Adjustments to record at lower of cost or fair value	—		(2,700)		—	(2,516)
Disposals	(127)		(17,251)		(128)	(16,638)
Net transfers to Rental property	—	(1)	(591)	(1)	(7)	746
Other	—		(75)		(3)	(4)
Balance at end of year	102		$19,402		136	$24,947

(1)
For the year ended December 31, 2018, net transfers to rental property includes the net impact of six properties transferred from rental to held-for-sale of $0.5 million and six properties transferred from held-for-sale to rental of $1.1 million.

Dispositions
During the years ended December 31, 2018, 2017 and 2016 the Company sold 127, 128 and 82 REO properties realizing net gain of approximately $0.4 million, $0.5 million and $0.1 million, respectively. These amounts are included in Other income on the Company's consolidated Statements of Income. The Company’s sales of REO properties consist of a transfer of the property that coincides with the receipt of the remuneration. The Company bears no further obligations beyond delivery of the property. Consequently, all revenue from the sales of REO properties is recognized as the time of the sale transaction. The Company recorded a lower of cost or net realizable value adjustments in Real estate operating expense for the years ended December 31, 2018, 2017 and 2016 of $2.7 million, $2.5 million and $2.0 million, respectively.

Note 5 — Investments
The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the investment trust. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIE's, that the Company has sponsored but which the Company does not consolidate since it has determined it is not the primary beneficiary. (See Note 10 - Related party transactions). The Company models the expected cash flows from the underlying loan pools held by the trusts using it's Manager's proprietary pricing model, and believes any unrealized losses to be temporary. The following table presents information regarding the Company's investments and investments in beneficial interests ($ in thousands):

	As of December 31, 2018
	Basis[1]	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	147,386	506	(1,081)	146,811
Beneficial interests in securitization trusts	22,086	—	—	22,086
Total investments at fair value	$169,472	$506	$(1,081)	$168,897

	As of December 31, 2017
	Basis[1]	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$6,518	$9	$(242)	$6,285
Total investments at fair value	$6,518	$9	$(242)	$6,285

(1)	Basis amount is net of any realized amortized costs and principal paydowns.

In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust. At December 31, 2017, these securities were carried on the Company’s consolidated Balance Sheet at fair value of $6.3 million. These securities were sold during the fourth quarter of 2018 for a gain of $0.2 million.

During 2018, the Company acquired $175.3 million in notes and beneficial interests issued by joint ventures between the Company and third party institutional investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment of the trust.  In certain transactions, the joint venture also issued surbordinate notes.  The Company acquired $144.1 million in senior notes and $9.4 million in subordinate notes, collectively “the Notes.” The Notes are accounted for as debt securities carried at fair value.  The carrying value of the Notes is also impacted by any amortized discount and principal paydowns.  As of December 31, 2018, the Notes were carried on the Company’s consolidated Balance Sheet at a fair value of $146.8 million.  For the year ended December 31, 2018, the Company recorded a gross unrealized gain of $0.5 million and a gross unrealized loss of $1.1 million in accumulated other comprehensive income.
The Company also acquired $21.8 million in beneficial interests issued by joint ventures in 2018. The Company accounts for its investments in the Beneficial Interests at amortized cost and assesses its investment in Beneficial Interests for impairment on a quarterly basis.  As of December 31, 2018, the Investments in Beneficial Interests were carried on the Company's consolidated Balance Sheet at $22.1 million. For the year ended December 31, 2018, the Company has not recorded any impairments of its investments in Beneficial Interests.
During the year ended December 31, 2018 the Company purchased shares of common stock in publicly traded real estate investment trusts. At December 31, 2018, all equity securities had been sold and the Company recognized a gain of $0.2 million, which is reflected in the Company's consolidated Statements of Income.
Note 6 — Fair Value
The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2018 and 2017 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2018	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans	$1,310,873	$—	$—	$1,448,895
Investment in debt securities at fair value	$146,811	$—	$146,811	$—
Investment in beneficial interests	$22,086	$—	$22,086	$—
Investment in Manager	$1,016	$—	$—	$5,231
Investment in AS Ajax E	$1,037	$—	$1,239	$—
Investment in GAFS, including warrants	$2,844	$—	$—	$3,320
Financial liabilities
Secured borrowings, net	$610,199	$—	$—	$610,217
Borrowings under repurchase agreement	$534,089	$—	$534,089	$—
Convertible senior notes, net	$117,525	$118,103	$—	$—

		Level 1	Level 2	Level 3
December 31, 2017	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans	$1,253,541	$—	$—	$1,375,722
Investment in debt securities	$6,285	$—	$6,285	$—
Investment in Manager	$850	$—	$—	$6,427
Investment in AS Ajax E	$1,201	$—	$1,224	$—
Financial liabilities
Secured borrowings, net	$694,040	$—	$—	$693,255
Borrowings under repurchase agreement	$276,385	$—	$276,385	$—
Convertible senior notes, net	$102,571	$109,641	$—	$—

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to REO is based upon the present value of future expected cash flows of the loans being transferred.
The Company values its Investments in debt securities and beneficial interests using estimates provided by banking institutions for its debt securities and beneficial interests. The Company also relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on these investments as a comparison to the estimates received from banking institutions (See Note 5 - Investments at fair value).
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
The carrying values of its Cash and cash equivalents, Cash held in trust, Receivable from servicer, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.
Non-financial assets
Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Fair market value is determined based on appraisals, broker price opinions, or other market indicators of fair value. Since net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income, aggregate fair value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of December 31, 2018 and 2017 ($ in thousands):

			Level 1	Level 2	Level 3
December 31, 2018	Carrying Value	Fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$19,402	$2,700	$—	$—	$19,402

			Level 1	Level 2	Level 3
December 31, 2017	Carrying Value	Fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$24,947	$2,516	$—	$—	$24,947
During the year ended December 31, 2017, the Company transferred the balance of its Property held-for-sale from Level 2 to Level 3 to reflect the additional uncertainty inherent in the estimation process for real estate values.

Note 7 — Affiliates
Unconsolidated Affiliates

During the year ended December 31, 2018, the Company acquired an 8.0% ownership interest in GAFS. The acquisition was completed in two transactions. January 26, 2018 was the initial closing date wherein the Company acquired a 4.9% interest in GAFS and three warrants, each exercisable for a 2.45% interest in GAFS upon payment of additional consideration, in exchange for consideration of $1.1 million of cash and 45,938 shares of the Company’s common stock with a value of approximately $0.6 million. On May 29, 2018 the additional closing was completed wherein the Company acquired an additional 3.1% interest in GAFS and three warrants, each exercisable for a 1.55% interest in GAFS, in exchange for consideration of $0.7 million of cash and 29,063 shares of the Company's common stock with a value of approximately $0.4 million. The Company accounts for its investment in GAFS using the equity method.
During the year ended December 31, 2017, a small-balance commercial loan secured by a commercial property in Portland, Oregon, in which the Company held a 40.5% interest through a Delaware trust, GA-E 2014-12, was paid off in full. The Company received a distribution of $2.6 million related to this investment. At December 31, 2018, all remaining cash in GA-E 2014-12 had been distributed to the investors in proportion to their ownership interests resulting in an additional nominal distribution to the Company. The Company used the equity method of accounting for its investment in GA-E 2014-12.
Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. The Company accounts for its investment in the Manager using the equity method.
On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. At both December 31, 2018 and 2017, the Company’s interest in AS Ajax E was approximately 16.5%. The Company accounts for its investment using the equity method.
The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):
Net income, assets and liabilities of unconsolidated affiliates at 100%

	For the year ended December 31,
Net income at 100%	2018	2017	2016
Thetis Asset Management LLC	$2,202	$2,136	$1,100
Great Ajax FS LLC(1)(2)	$1,257	$—	$—
AS Ajax E LLC	$324	$319	$138
GA-E 2014-12	$—	$426	$762

	For the year ended December 31,
	2018		2017
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC(2)	$74,164	$52,184	$—	$—
Thetis Asset Management LLC	$8,604	$2,136	$7,415	$1,674
AS Ajax E LLC	$6,424	$13	$7,293	$5
GA-E 2014-12	$—	$—	$7	$5
Net income, assets and liabilities of unconsolidated affiliates at Company share

	For the year ended December 31,
Net income at Company share	2018	2017	2016
Thetis Asset Management LLC	$436	$423	$218
Great Ajax FS LLC(1)(2)	$90	$—	$—
AS Ajax E LLC	$53	$53	$32
GA-E 2014-12	$—	$173	$308

	For the year ended December 31,
	2018		2017
Assets and Liabilities at Company share	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC(2)	$5,933	$4,175	$—	$—
Thetis Asset Management LLC	$1,704	$423	$1,468	$331
AS Ajax E LLC	$1,060	$2	$1,203	$1
GA-E 2014-12	$—	$—	$3	$2

(1)	Net income at the Company's share is not directly proportionate to Net income at 100% due to the timing of the Company's acquisition during the year.

(2)	Amounts for the Company's share for 2016 and 2017 are presented as zero since the Company's investment was a 2018 event.
Consolidated affiliates
The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIE’s, and the Company has determined that it is the primary beneficiary of the VIE’s. See Note 9 - Debt.
The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of December 31, 2018, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties. 2017-D and 2018-C are securitization trusts formed to hold mortgage loans, REO property and secured debt. As of December 31, 2018 and 2017, 2017-D was 50.0% owned by a third-party institutional investor. As of December 31, 2018, 2018-C was 63.0% owned by the Company, with the remainder held by third-party institutional investors. As of December 31, 2018 Banfield was 90.0% owned by the Company, with the remainder held by third-party institutional investors. The Company consolidates the results and balances of AS Ajax E II LLC, 2017-D, 2018-C and Banfield in its consolidated financial statements, and recognizes a non-controlling interest on its consolidated Balance Sheet for the amount of the investment due to the third party investors. Additionally, non-controlling interests in the earnings of AS Ajax E II LLC, 2017-D, 2018-C and Banfield are recognized in the Company’s consolidated Statement of Income, which consists of the proportionate amount of income attributable to the third party investors.

Note 8 — Commitments and Contingencies
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
At December 31, 2018, the Company had commitments to purchase, subject to due diligence, five RPLs with aggregate UPB of $1.1 million and 271 NPLs with aggregate UPB of $60.1 million secured by single-family residences. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its joint venture partners. See Note 16 - Subsequent Events, for remaining open acquisitions as of the filing date.
Litigation, Claims and Assessments
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 9 — Debt
Repurchase Agreement
The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has also entered into two repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are the class B bonds and certificates from the Company's securitization transactions. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.
The Servicer services these mortgage loans pursuant to the terms of a Servicing Agreement by and among the Servicer and each Buyer which Servicing Agreement has the same fees and expenses terms as the Company’s Servicing Agreement described under Note 10 — Related party transactions. The Operating Partnership, as guarantor, will provide to the buyers a limited guaranty of certain losses incurred by the buyers in connection with certain events and/or the Seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the Seller, the occurrence of certain bad acts by the Seller, the occurrence of certain insolvency events of the Seller or other events specified in the Guaranty. As security for its obligations under the Guaranty, the guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.
The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			December 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 11, 2019	July 11, 2018	$8,956	$8,956	$12,834	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,376	131%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,024	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	15,846	126%	4.40%
April 25, 2019	October 26, 2018	10,549	10,549	15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,580	129%	4.65%
May 8, 2019	November 8, 2018	18,226	18,226	26,036	143%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	15,618	143%	4.84%
June 6, 2019	December 6, 2018	44,224	44,224	58,965	133%	4.65%
June 6, 2019	December 6, 2018	3,786	3,786	5,408	143%	4.80%
June 7, 2019	December 7, 2018	50,294	50,294	66,747	133%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	43,390	134%	4.62%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.77%
June 28, 2019	December 28, 2018	8,860	8,860	13,275	150%	4.64%
July 12, 2019	July 15, 2016	250,000	195,644	258,144	132%	5.00%
September 24, 2019	September 25, 2018	400,000	102,311	114,852	112%	4.89%
Totals		$886,134	$534,089	$693,464	130%	4.80%

			December 31, 2017
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 30, 2018	October 31, 2017	$10,601	$10,601	$15,145	143%	3.66%
May 8, 2018	November 8, 2017	15,227	15,227	21,754	143%	3.69%
June 7, 2018	December 7, 2017	66,678	66,678	88,904	133%	3.59%
November 21, 2018	November 22, 2017	200,000	3,775	8,215	218%	4.79%
July 12, 2019	July 15, 2016	250,000	180,104	234,724	130%	4.03%
Totals		$542,506	$276,385	$368,742	133%	3.91%
The guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated Balance Sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at December 31, 2018 and 2017 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	December 31, 2018	December 31, 2017
Gross amount of recognized liabilities	$534,089	$276,385
Gross amount pledged as collateral	693,464	368,742
Net amount	$159,375	$92,357
Secured Borrowings
From inception (January 30, 2014) to December 31, 2018, the Company has completed 13 secured borrowings pursuant to Rule 144A under the Securities Act, six of which were outstanding at December 31, 2018. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
The Company’s secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest in the Class B certificates to third parties and 2018-C securitization, from which the Company sold a 95% interest in the Class A notes and 37% in the Class B notes and trust certificates, the Company has retained the subordinate notes and the trust certificates from the six secured borrowings outstanding at December 31, 2018.
2017-D secured borrowing contains Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. The Company has retained 50.0% of both the Class A notes and Class B certificates from 2017-D.
2018-C secured borrowing contains Class A notes, Class B notes and trust certificates representing the residual interest in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. The Company has retained 5% of the Class A notes and 63% of the Class B notes and trust certificates.
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
For all of the Company's secured borrowings, except 2017-B, which contains no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis points step up is triggered, an additional 100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.
The following table sets forth the original terms of all securitization notes outstanding at December 31, 2018 at their respective cutoff dates:

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate

Ajax Mortgage Loan Trust 2016-C/ October 2016	October 25, 2019	Class A notes due 2057	$102.6 million	4.00%
	April 25, 2020	Class B-1 notes due 2057(1,4)	$7.9 million	5.25%
	None	Class B-2 notes due 2057(1,4)	$7.9 million	5.25%
		Trust certificates(2)	$39.4 million	—%
		Deferred issuance costs	$(1.6) million	—%

Ajax Mortgage Loan Trust 2017-A/ May 2017	May 25, 2020	Class A notes due 2057	$140.7 million	3.47%
	November 25, 2020	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	None	Class B-2 notes due 2057(1)	$10.8 million	5.25%
		Trust certificates(2)	$49.8 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	None	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(1)	$7.5 million	3.75%
		Trust certificates(2)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	November 25, 2021	Class A notes due 2060	$130.2 million	3.75%
	May 25, 2022	Class B-1 notes due 2060(1)	$13.0 million	5.25%
		Trust certificates(2)	$42.8 million	—%
		Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(5)	$177.8 million	3.75%
	None	Class B certificates (5)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	October 25, 2021	Class A notes due 2065(6)	$170.5 million	4.36%
	April 25, 2022	Class B notes due 2065(6)	$15.9 million	5.25%
		Trust certificates(6)	$40.9 million	—%
		Deferred issuance costs	$(2.0) million	—%

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.

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

(5)
AJAXM 2017-D is a joint venture in which a third party owns 50% of the Class A notes and 50% of the Class B certificates. The Company is required to consolidate 2017-D under GAAP and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes, which are held by the third party, are included in Secured borrowings, net and 50% of the Class B-1 certificates are recognized as Non-controlling interest.

(6)
AJAXM 2018-C is a joint venture in which a third party owns 95% of the Class A notes and 37% of the Class B notes and certificates. The Company is required to consolidate 2018-C under GAAP and is reflecting 100% of the mortgage loans, in Mortgage loans, net. 95% of the Class A notes and 37% of the Class B notes, which are held by the third party, are included in Secured borrowings, net. The 5% portion of the Class A notes retained by the Company have been encumbered under the repurchase agreement. 37% percent of the Class C certificates are recognized as Non-controlling interest.
Servicing for the mortgage loans in the Company’s securitizations is provided by the Servicer at a servicing fee rate of an annual servicing fee rate of 0.65% of outstanding UPB for RPLs at acquisition and 1.25% of outstanding UPB for loans that are non-performing at acquisition, and is paid monthly. For certain of the Company’s securitizations, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The determination of RPL or NPL status is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at December 31, 2018 and 2017, and the securitization cutoff date:

	Balances at December 31, 2018				Balances at December 31, 2017				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2016-A	$1,195	$—		—%	$110,585	$82,556		134%	$158,485		$101,431
2016-B	1,127	—		—%	93,772	71,361		131%	131,746	(1)	84,430
2016-C	102,563	69,692		147%	116,357	88,400		132%	157,808		102,575
2017-A	157,033	102,755		153%	170,805	126,507		135%	216,413		140,669
2017-B	132,902	99,857		133%	143,799	115,846		124%	165,850		115,846
2017-C	146,938	109,616		134%	157,015	129,191		122%	185,942		130,159
2017-D	163,791	69,528	(4)	236%	203,870	88,903	(4)	229%	203,870	(2)	88,903
2018-C	194,606	165,051	(5)	118%	—	—		—%	222,181	(3)	167,910
	$900,155	$616,499	(6)	146%	$996,203	$702,764	(6)	142%	$1,442,295		$931,923

(1)	Includes $1.9 million of cash collateral.

(2)	Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.

(3)	Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.

(4)
The gross amount of senior bonds at December 31, 2018 and December 31, 2017 were $139.0 million and $177.8 million, however, only $69.5 million and $88.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.

(5)
2018-C contains notes held by third party institutional investors for senior bonds and class B bonds. The gross amount of senior and class B bonds at December 31, 2018 were $167.5 million and $15.9 million, however, only $159.2 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.

(6)	This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $6.3 million and $8.8 million as of December 31, 2018 and December 31, 2017, respectively.

The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.
On January 25, 2019, the Company agreed to include a provision for an interest rate step-up of 300 basis points in the indenture for its Class A senior secured notes issued as part of its 2017-D securitization, of which, $177.2 million UPB were outstanding at December 31, 2018, with the interest rate step up to take effect on the payment date in April 2021.
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

The notes in the August transaction were issued at a 6.0% conversion premium and bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on October 15, 2017. The notes will mature on April 30, 2024, unless earlier repurchased, redeemed or converted.
On November 19, 2018, the Company completed the public offer and sale of an additional $15.9 million in aggregate principal amount of its 7.25% convertible senior notes due 2024, which combined with the $108.0 million aggregate principal amount from its August and April offerings in 2017, form a single series of notes. The net proceeds to the Company from the November 19, 2018 sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $15.2 million. The carrying amount of the equity component of the November transaction was $0.5 million representing the fair value to the notes' owners of the right to convert the notes into shares of the Company's common stock.
The notes in the November transaction were issued at a 11.43% conversion premium and bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on January 15, 2019. The notes will mature on April 30, 2024, unless earlier repurchased, redeemed or converted.
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
The conversion rate currently equals 1.6438 shares of the Company's common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $15.21 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of December 31, 2018, the amount by which the if-converted value falls short of the principal value for the entire series is $25.7 million.
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
At December 31, 2018, the notes' UPB was $123.9 million, and discount and deferred expenses were $6.3 million. Interest expense of $8.8 million was recognized during the year ended December 31, 2018 which includes $0.9 million of amortization of discount and deferred expenses. The discount will be amortized through April 30, 2023, the date at which the notes can be converted. The effective interest rate of the notes at December 31, 2018 was 8.70%.

Note 10 — Related Party Transactions
The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

	For the year ended December 31, 2018
	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$10,148
Management fee	Related party expense – management fee	Thetis	$6,025
Interest income	Interest income	Various securitization trusts	$1,967
Income from equity investment	Income from investments in affiliates	Thetis	$436
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	$99
Income from equity investment	Income from investments in affiliates	Great Ajax FS	$90
Expense reimbursements	Other fees and expenses	Gregory	$40

	For the year ended December 31, 2017
	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$8,245
Management fee	Related party expense – management fee	Thetis	$5,340
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	$101
Expense reimbursements	Other fees and expenses	Gregory	$80
Expense reimbursements	Other fees and expenses	Thetis	$4

	For the year ended December 31, 2016
	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$6,083
Management fee	Related party expense – management fee	Thetis	$3,949
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	$100
Expense reimbursements	Professional fees	Gregory	$67
Expense reimbursements	Other fees	Thetis	$28
The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

	As of December 31, 2018
	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$14,587
Management fee payable	Management fee payable	Thetis	$881
Expense reimbursements	Accrued expenses and other liabilities	Thetis	$16
Expense reimbursements receivable	Prepaid expenses and other assets	Gregory	$11
Expense reimbursement receivable	Prepaid expenses and other assets	2018-A	$2
Expense reimbursement receivable	Prepaid expenses and other assets	2018-B	$2

	As of December 31, 2017
	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$17,005
Management fee payable	Management fee payable	Thetis	$750
Servicing fees payable	Accrued expenses and other liabilities	Gregory	$217
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	$—
In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party. At December 31, 2017, these securities were carried on the Company’s consolidated Balance Sheet at fair value of $6.3 million, which approximated amortized cost. These securities were sold during the fourth quarter of 2018 for a gain of $0.2 million.
In September and October 2018, the Company purchased mortgage loans from two related party trusts which were incorporated into its 2018-C securitization, with UPB of $52.8 million and $50.1 million, respectively, acquired for $47.4 million and $45.1 million, respectively.
During 2018, the Company acquired $175.3 million in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment of the trust.  In certain transactions, the joint venture also issued surbordinate notes.  The Company acquired $144.1 million in senior notes and $9.4 million in subordinate notes. The Notes are accounted for as debt securities carried at fair value.  As of December 31, 2018, the Notes were carried on the Company’s consolidated Balance Sheet at a fair value of $146.8 million.

The Company acquired $21.8 million in beneficial interests issued by joint ventures in 2018.  As of December 31, 2018, the Investments in Beneficial Interests were carried on the Company's consolidated Balance Sheet at $22.1 million.
Management Agreement
The Company is a party to the Management Agreement with the Manager, which expires on July 8, 2029. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.
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
The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which through the end of 2018 was calculated as 20% of the amount by which total dividends on common stock and distributions on OP units exceeded 8% of book value on a per share basis. Recently Company’s Board of Directors approved the Second Amended and Restated Management Agreement (“the Amendment”) with the Manager, wherein the incentive fee was restructured into both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock, its distributions on its externally-held operating partnership units and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual Incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock and distributions on its externally-held operating partnership units within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. See Note 16 — Subsequent events. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company’s common stock and 80% of the remaining incentive fee is payable in cash. To date, no incentive fees have been paid to the Manager. In the fourth quarter of 2018 the Company recorded an expense of $0.1 million for an incentive fee payable to the Manager due to the payment of the November 30, 2018 dividend of $0.32 per share of common stock.
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

Note 11 — Stock-based Payments and Director Fees
Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the higher of the most recently reported book value or the average of the closing prices of its common stock on the NYSE on the five business days after the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the year ended December 31, 2018 of $6.0 million, of which the Company recorded $2.8 million in expense, payable in 198,856 shares of its common stock. The Company also recorded an incentive fee of $0.1 million, of which $24,000 is payable in 1,549 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions, with 52,556 shares still issuable at December 31, 2018. See Note 10 — Related party transactions.
In addition, each of the Company’s independent directors received an annual retainer of $75,000, payable quarterly, half of which was paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash.
The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts):
Stock-based Management Fees and Director Fees

	For the year ended December 31,
	2018		2017		2016
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	200,405	$2,813	150,652	$2,335	70,957	$1,068
Independent director fees	9,628	—	9,708	150	6,648	100
	210,033	$2,813	160,360	$2,485	77,605	$1,168

(1)	All management fees and independent director fees are fully expensed in the period in which the underlying expense is incurred.
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
The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except per share amounts):

	Total Grants		Activity		Non-vested shares at December 31, 2018		Fully-vested shares at December 31, 2018
Year ended December 31, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	12,000	$162	12,000	$148	6,000	$13.48	6,000	$13.48
Employee and Service Provider Grant, granted 2016(2,5)	146,334	1,976	—	629	47,889	13.50	98,445	13.50
Employee and Service Provider Grant, granted 2017(3)	39,000	544	—	180	26,000	13.95	13,000	13.95
Employee and Service Provider Grant, granted 2018(4)	36,500	496	36,500	69	36,500	13.58	—	—
Totals	233,834	$3,178	48,500	$1,026	116,389	$13.62	117,445	$13.55

(1)
Half of the 12,000 shares granted vest immediately while the remaining shares vest ratably over a one-year from grant date. Weighted average remaining life of unvested shares at December 31, 2018 is 0.2 years

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2018 is 0.6 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2018 is 1.6 years.

(4)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2018 is 2.6 years.

(5)	Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666.

	Total Grants		Activity		Non-vested shares at December 31, 2017		Fully-vested shares at December 31, 2017
Year ended December 31, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	10,000	$146	—	$14	—	$—	10,000	$14.61
Employee and Service Provider Grant, granted 2016(2,4)	149,000	2,027	—	675	99,333	13.50	49,667	13.50
Employee and Service Provider Grant, granted 2017(3)	39,000	542	39,000	76	39,000	13.95	—	—
Totals	198,000	$2,715	39,000	$765	138,333	$13.83	59,667	$13.69

(1)	Vesting period is one year from grant date. Grant is fully vested at December 31, 2017.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2017 is 1.6 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2017 is 2.6 years.

(4)	Total is shown net of 2017 forfeitures of 4,000 shares.

	Total Grants		Activity		Non-vested shares at December 31, 2016		Fully-vested shares at December 31, 2016
Year ended December 31, 2016	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Weighted average grant date fair value
Directors’ Grants(1)	10,000	$146	2,000	$16	2,000	$13.79	8,000	$13.79
Employee and Service Provider Grant, granted 2016(2)	153,000	2,053	153,000	278	153,000	13.50	—	—
Totals	163,000	$2,199	155,000	$294	155,000	$13.50	8,000	$13.79

(1)	Vesting period is one year from grant date. Weighted average remaining life of grant at December 31, 2016 is 0.5 years

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2016 is 2.6 years.

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
The Company’s consolidated Financial Statements include the operations of three TRS entities, GA-TRS, GAJX Real Estate LLC and Gaea RE Corp., which are subject to U.S. federal, state and local income taxes on their taxable income.
For the year ended December 31, 2018, the Company’s consolidated Taxable Income was $24.1 million; and provisions for income taxes of $0.1 million. For the year ended December 31, 2017, the Company’s consolidated Taxable Income was $18.0 million; and provisions for income taxes of $0.1 million. For the year ended December 31, 2016, the Company’s taxable income was $15.9 million; and provisions for income taxes of $35,000. The Company recognized no deferred income tax assets or liabilities on its consolidated Balance Sheets at December 31, 2018 or 2017. The Company also recorded no interest or penalties for the years ended December 31, 2018, 2017 and 2016.

Note 13 — Earnings per Share
The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	For the year ended December 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$28,340	18,642,526
Allocation of earnings to participating restricted shares	(307)	—
Consolidated net income attributable to unrestricted common stockholders	$28,033	18,642,526	$1.50
Effect of dilutive securities[1]
Interest expense (add back) and assumed conversion of shares from convertible senior notes	8,786	7,188,020
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$36,819	25,830,546	$1.43

(1)
The effect of operating partnership units, restricted stock grants and Manager and director fee shares on the Company's Diluted EPS calculation for 2018 would have been anti-dilutive, accordingly the effect of these securities have been removed from the Diluted EPS calculation for the year ended December 31, 2018.

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

Note 14 — Equity
Common stock
As of December 31, 2018 and 2017, the Company had 18,909,874 and 18,588,228 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each year end.
Preferred stock
The Company had no shares of preferred stock outstanding at December 31, 2018 or 2017. There were 25,000,000 shares authorized at each year end.
Treasury stock
As of December 31, 2018 the Company held 20,277 shares of treasury stock received through a distribution of the Company's shares previously held by its Manager. The Company held no treasury stock at December 31, 2017.
Dividend Reinvestment Plan
The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the year ended December 31, 2018 and 2017, 14,953 and 12,710 shares, respectively, were issued under the plan for total proceeds of approximately $0.2 million and $0.2 million, respectively.
At-the-Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2018, no shares of common stock have been sold under the At-the-Market program; 286,841 shares were sold under the At-the-market program for total proceeds of approximately $4.1 million during 2017.
Accumulated Other Comprehensive Income (Loss)
The Company recognizes temporary holding gains or losses on its investment in debt securities as components of Other comprehensive income (loss). Accumulated other comprehensive income (loss) at December 31, 2018, 2017 and 2016 was as follows ($ in thousands):

	For the year ended December 31,
	2018	2017	2016
Investment in securities:
Unrealized gains	$506	$9	$—
Unrealized losses	(1,081)	(242)	—
Income tax related to items of other comprehensive income	—	—	—
Accumulated other comprehensive income (loss)	$(575)	$(233)	$—
Non-controlling Interest
At December 31, 2018, the Company had non-controlling interests attributable to ownership interests by five legal entities.
The Company’s Operating Partnership, which is majority-owned by the Company, had 624,106 partnership units held by an independent third party at December 31, 2018 and 2017. The Company consolidates the assets, liabilities, revenues and expenses of the Operating Partnership.
During the year ended December 31, 2017, the Company established AS Ajax E II LLC, to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of December 31, 2018 the Company has retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.
During the year ended December 31, 2017, the Company established 2017-D, a securitization trust, which is 50.0% held by an institutional investor. As of December 31, 2018 the Company has retained 50% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

During the year ended December 31, 2018, the Company established 2018-C, a securitization trust, which is 37% held by an institutional investor. The Company has retained 63% of 2018-C and consolidates the assets, liabilities, revenues and expenses of the trust.
During the year ended December 31, 2018, the Company established BFLD LLC, to purchase and hold REO property, which is 10% held by a third party. The Company has retained 90% of BFLD LLC and consolidates the assets, liabilities, revenues and expenses of the entity.

Note 15 — Quarterly Financial Information (unaudited):
The following table sets forth our quarterly financial information ($ in thousands):

For the year ended December 31, 2018	First quarter	Second quarter	Third quarter	Fourth quarter
Total income	$14,743	$14,777	$14,750	$13,894
Income before provision for income tax	$8,338	$8,215	$7,579	$7,269
Net income attributable to common stockholders	$7,665	$7,521	$6,558	$6,596
Basic earnings common share	$0.41	$0.40	$0.35	$0.35
Diluted earnings per common share	$0.38	$0.37	$0.34	$0.34

For the year ended December 31, 2017	First quarter	Second quarter	Third quarter	Fourth quarter
Total income	$13,667	$13,105	$14,226	$13,797
Income before provision for income tax	$8,699	$7,150	$7,763	$6,673
Net income attributable to common stockholders	$8,409	$6,864	$7,470	$6,184
Basic earnings common share	$0.46	$0.38	$0.41	$0.34
Diluted earnings per common share	$0.46	$0.36	$0.38	$0.33

Note 16 — Subsequent Events
Loan Acquisitions
During January and February 2019, the Company acquired 38 residential RPLs, and two SBC RPLs with aggregate UPB of $8.5 million and $1.6 million, respectively, in four transactions from four different sellers for its own account. The loans were acquired at 84.8% and 98.7% of UPB, respectively, and 59.1% and 66.5% of the estimated market value of the underlying collateral of $12.2 million and $2.4 million, respectively. In a joint venture with a third party institutional investor the Company also acquired 271 NPLs for $52.2 million with the prefunding account from its 2018-F securitization, which closed in the fourth quarter of 2018. The purchase price of the NPLs equals 86.9% of UPB and 60.2% of the estimated market value of the underlying collateral of $86.7 million. The remaining $41.6 million of the prefunding amount was distributed to the debt and beneficial interest holders on January 25, 2019. The Company's portion of the distribution of the excess prefunding amount was $8.3 million.
Additionally, the Company agreed to acquire, subject to due diligence, 1,560 residential RPLs, 14 SBC RPLs and 417 NPLs with UPB of $299.3 million, $6.9 million and $147.9 million, respectively, in seven transactions from seven different sellers. The purchase price of the residential RPLs equals 93.6% of UPB and 55.4% of the estimated market value of the underlying collateral of $505.5 million. The purchase price of the SBC RPLs equals 102.2% of UPB and 54.5% of the estimated market value of the underlying collateral of $12.9 million. The purchase price of the NPLs equals 96.2% of UPB, 49.9% of the estimated market value of the underlying collateral of $285.1 million. The majority of these loans are expected to be acquired through joint ventures with institutional accredited investors.
The Company also agreed to acquire three commercial properties for an aggregate purchase price of $5.6 million and collateral value of $5.7 million in three separate transactions from three different sellers.
Addition of step-up date for interest expense
On January 25, 2019, the Company agreed to include a provision for an interest rate step-up of 300 basis points in the indenture for its Class A senior secured notes issued as part of its 2017-D securitization, of which, $177.2 million UPB was outstanding at December 31, 2018, to take effect on the payment date in April 2021.
Management Agreement Amendments
On January 25, 2019, the Company’s Board of Directors approved the Second Amended and Restated Management Agreement (“the Amendments”) with the Manager which establishes a procedure by which the Manager may recover costs from the Company incurred in connection with providing services relating to the Company’s entry into any arrangement with third-party unaffiliated entities including joint ventures or other unconsolidated arrangements. Other changes included the calculation of the quantity of the Company’s shares of common stock provided to the Manager as compensation for the Base Management fee to be determined as the average of the closing prices of the Common Stock on the five business days preceding the record date of the most recent regular quarterly dividend. The Amendments also change the calculation pursuant to which the Company may be required to pay an Incentive Fee to the Manager. Under the Amendments, the Manager will be entitled to a quarterly Incentive fee, payable out of the Company’s taxable net income, if the sum of the Company’s dividends on its common stock, its distributions on its externally-held operating partnership units and its increase in book value, all relative to the applicable quarter, and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual Incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock and distributions on its externally-held operating partnership units within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year.
Sale of Securities
On February 6, and February 8, 2019, we sold debt securities from our 2018-E and 2018-F securitizations which we had retained as investments. The securities' aggregate carrying value was $39.6 million and total proceeds were $39.6 million.
Directors' Fee Increase

On February 25, 2019, the Board authorized an increase in the annual compensation of our independent directors from $75,000 to $100,000, 40% of which is payable in shares of our common stock and 60% in cash, to be effective as of April 1, 2019.  The value of the shares is determined in the same manner as the value of the shares to be paid to our Manager as part of its base management fee.

Dividend Declaration
On February 25, 2019, the Company’s Board of Directors declared a dividend of $0.32 per share, to be paid on March 29, 2019 to stockholders of record as of March 15, 2019.
Management Fees
On March 6, 2019 the Company issued 51,007 shares of its common stock to the Manager in payment of the portion of the base management fee which is payable in common stock for the fourth quarter of 2018 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2018.
Directors’ Fees
On March 6, 2019, the Company issued to each of its four independent directors 606 shares of its common stock in payment of half of their quarterly director fees for the fourth quarter of 2018.

Schedule IV
Mortgage loans on real estate
December 31, 2018
($ in thousands)

Description (face value of loan)	Loan Count	Interest rate	Maturity	Carrying amount of mortgages(1)	Principal amount subject to delinquent principal and interest	Amount of balloon payments at maturity
$0 – 49,999	649	0.00% - 13.50%	08/13/2008 – 06/01/2057	$18,602	$9,637	$1,922
$50,000 – 99,999	1,351	0.00% - 15.00%	09/01/2009 – 08/01/2059	94,632	47,890	6,303
$100,000 – 149,999	1,449	0.00% - 17.00%	01/01/2019 – 08/01/2065	162,919	81,551	10,950
$150,000 – 199,999	1,011	2.00% - 13.00%	03/01/2018 –08/01/2065	156,271	78,123	10,930
$200,000 – 249,999	698	1.99% - 10.93%	02/15/2019 – 07/01/2064	137,084	75,812	12,529
$250,000+	1,953	0.00% - 12.00%	09/01/2016 –05/01/2066	741,365	340,154	114,493
Total	7,111			$1,310,873	$633,167	$157,127

(1)	The aggregate cost for federal income tax purposes is $1,244.8 million as of December 31, 2018.
The following table sets forth the activity in our mortgage loans ($ in thousands):

Mortgage loans	January 1, 2018 through December 31, 2018
Beginning carrying value	$1,253,541
Mortgage loan portfolio acquisitions, net cost basis	165,021
Mortgage loan portfolio commercial originations	6,290
Draws on SBC loans	267
Accretion recognized	103,740
Payments received, net	(201,567)
Reclassifications to REO	(15,072)
Interim payoffs	(530)
Allowance for loan losses	(1,164)
Other	347
Ending carrying value	$1,310,873