Form 10-Q
period 2019-03-31
Great Ajax Corp.
filed 2019-05-08
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                  to

001-36844
(Commission file number)

GREAT AJAX CORP.
(Exact name of registrant as specified in its charter)

Maryland State or other jurisdiction of incorporation or organization	47-1271842 (I.R.S. Employer Identification No.)

9400 SW Beaverton-Hillsdale Hwy, Suite 131 Beaverton, OR 97005 (Address of principal executive offices)	97005 (Zip Code)
503-505-5670
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common stock, par value $0.01 per share	AJX	New York Stock Exchange
7.25% Convertible Senior Notes due 2024	AJXA	New York Stock Exchange

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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒
As of May 7, 2019, 18,964,556 shares of the registrant’s common stock, par value $0.01 per share, were outstanding, which includes 624,106 operating partnership units that are exchangeable on a one-for-one basis into shares of the registrant’s common stock.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$41,542	$55,146
Cash held in trust	23	24
Mortgage loans, net(1,4)	1,313,677	1,310,873
Property held-for-sale, net(2)	18,580	19,402
Rental property, net	19,242	17,635
Investments at fair value	152,083	146,811
Investments in beneficial interests	30,809	22,086
Receivable from servicer	18,746	14,587
Investments in affiliates	8,904	8,653
Prepaid expenses and other assets	12,576	7,654
Total assets	$1,616,182	$1,602,871
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,3,4)	$593,121	$610,199
Borrowings under repurchase transactions	560,404	534,089
Convertible senior notes, net(3)	117,838	117,525
Management fee payable	951	881
Accrued expenses and other liabilities	7,193	5,898
Total liabilities	1,279,507	1,268,592
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.01 par value; 125,000,000 shares authorized, 18,967,223 shares at March 31, 2019 and 18,909,874 shares at December 31, 2018 issued and outstanding	190	189
Additional paid-in capital	261,527	260,427
Treasury stock	(310)	(270)
Retained earnings	41,372	41,063
Accumulated other comprehensive loss	(178)	(575)
Equity attributable to stockholders	302,601	300,834
Non-controlling interests(5)	34,074	33,445
Total equity	336,675	334,279
Total liabilities and equity	$1,616,182	$1,602,871

(1)
Mortgage loans net include $883.1 million and $897.8 million of loans at March 31, 2019 and December 31, 2018, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans, net include $1.3 million and $1.2 million of allowance for loan losses at March 31, 2019 and December 31, 2018, respectively.

(2)	Property held-for-sale, net, includes valuation allowances of $1.9 million and $1.8 million at March 31, 2019 and December 31, 2018, respectively.

(3)	Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.

(4)
As of March 31, 2019, balances for Mortgage loans, net includes $370.5 million and Secured borrowings, net of deferred costs includes $227.3 million from the 50% and 63% owned joint ventures, respectively. As of December 31, 2018, balances for Mortgage loans, net include $377.0 million and Secured borrowings, net of deferred costs includes $231.9 million from a 50% and 63% owned joint ventures, all of which the Company consolidates under U.S. GAAP.

(5)
Non-controlling interests includes $20.9 million at March 31, 2019, from 50% and 63% owned joint ventures. Non-controlling interests includes $20.4 million at December 31, 2018, from a 50% and 63% owned joint ventures, which the Company consolidates under U.S. GAAP.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
($ in thousands except per share data)	March 31, 2019	March 31, 2018
INCOME
Interest income	$29,452	$25,591
Interest expense	(15,685)	(12,494)
Net interest income	13,767	13,097
Provision for loan losses	(154)	—
Net interest income after provision for loan losses	13,613	13,097
Income from investments in affiliates	461	192
Other income	1,110	1,454
Total income	15,184	14,743
EXPENSE
Related party expense – loan servicing fees	2,506	2,469
Related party expense – management fee	1,688	1,532
Loan transaction expense	69	355
Professional fees	862	609
Real estate operating expenses	786	449
Other expense	1,081	991
Total expense	6,992	6,405
Income before provision for income taxes	8,192	8,338
Provision for income taxes	71	16
Consolidated net income	8,121	8,322
Less: consolidated net income attributable to the non-controlling interest	791	657
Consolidated net income attributable to common stockholders	$7,330	$7,665
Basic earnings per common share	$0.39	$0.41
Diluted earnings per common share	$0.36	$0.38
Weighted average shares – basic	18,811,713	18,508,089
Weighted average shares – diluted	27,829,448	26,395,158

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands)	2019	2018
Consolidated net income attributable to common stockholders	$7,330	$7,665
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of non-controlling interest	397	(110)
Income tax expense related to items of other comprehensive income	—	—
Comprehensive income	$7,727	$7,555

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

($ in thousands)	Three months ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$8,121	$8,322
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	1,029	985
Non-cash interest income accretion	(10,891)	(9,917)
Discount accretion on investment in debt securities	(1,155)	(43)
Gain on sale of property held-for-sale	(103)	(582)
Gain on sale of securities	(8)	—
Depreciation of property	106	22
Impairment of real estate owned	475	408
Provision for loan losses	154	—
Amortization of debt discount and prepaid financing costs	1,281	1,348
Undistributed income from investment in affiliates	(461)	(192)
Net change in operating assets and liabilities
Prepaid expenses and other assets	(798)	1,504
Receivable from servicer	(4,160)	(1,751)
Accrued expenses, management fee payable, and other liabilities	1,366	(819)
Net cash from operating activities	(5,044)	(715)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loan pools and related balances	(7,205)	(17,566)
Acquisition of commercial loans	(17,793)	—
Principal paydowns on mortgage loans	28,765	30,100
Principal paydowns on debt securities held as investments	11,941	—
Draws on SBC loans	—	(117)
Loans purchase deposit	—	(50)
Purchase of securities	(64,014)	—
Proceeds from sale of securities	39,635	—
Purchase of rental property	(2,300)	(3,463)
Proceeds from sale of property held-for-sale	5,131	4,807
Renovations of rental property	77	—
Investment in Great Ajax FS LLC, including warrants	—	(1,072)
Distribution from affiliates	170	185
Net cash from investing activities	(5,593)	12,824
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	67,463	13,315
Repayments on repurchase transactions	(45,483)	(18,566)
Repayments on secured borrowings	(17,837)	(32,431)
Deferred financing costs	—	(83)
Sale of common stock pursuant to dividend reinvestment plan	72	52
Distribution to non-controlling interest	(162)	(2,067)
Dividends paid on common stock	(7,021)	(5,606)
Net cash from financing activities	(2,968)	(45,386)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	(13,605)	(33,277)
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	55,170	80,762
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$41,565	$47,485
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,469	$13,643
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net transfer of loans to rental property or property held-for-sale	$4,171	$3,958
Issuance of common stock for management fee and compensation expense	$1,029	$985
Issuance of shares for investment in Great Ajax FS LLC	$—	$629

The accompanying notes are an integral part of the consolidated interim financial statements.

Non-cash adjustments to basis in mortgage loans	$5	$188
Unrealized gain/(loss) on available for sale securities, net of non-controlling interest and tax	$397	$(110)
Treasury stock received through distributions from investment in Manager	$40	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated Balance Sheet to the amount shown in the consolidated Statements of Cash Flows as of March 31, 2019 and March 31, 2018 ($ in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$41,542	$47,459
Cash held in trust	23	26
Total cash and cash equivalents and restricted cash shown on the consolidated Statements of Cash Flows	$41,565	$47,485

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Common Stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	18,588,228	$186	$—	$254,847	$35,556	$(233)	$290,356	$27,082	$317,438
Net income	—	—	—	—	7,665	—	7,665	657	8,322
Issuance of shares for Great Ajax FS LLC	45,938	1	—	628	—	—	629	—	629
Issuance of shares under dividend reinvestment plan	3,838	—	—	52	—	—	52	—	52
Stock-based management fee expense	48,654	—	—	763	—	—	763	—	763
Stock-based compensation expense	(238)	—	—	222	—	—	222	—	222
Dividends and distributions	—	—	—	—	(5,606)	—	(5,606)	(2,067)	(7,673)
Other comprehensive loss	—	—	—	—	—	(110)	(110)	—	(110)
Balance at March 31, 2018	18,686,420	$187	$—	$256,512	$37,615	$(343)	$293,971	$25,672	$319,643

Balance at December 31, 2018	18,909,874	$189	$(270)	$260,427	$41,063	$(575)	$300,834	$33,445	$334,279
Net income	—	—	—	—	7,330	—	7,330	791	8,121
Issuance of shares under dividend reinvestment plan	5,321	—	—	72	—	—	72	—	72
Stock-based management fee expense	52,556	1	—	727	—	—	728	—	728
Stock-based compensation expense	2,424	—	—	301	—	—	301	—	301
Dividends and distributions	—	—	—	—	(7,021)	—	(7,021)	(162)	(7,183)
Other comprehensive income	—	—	—	—	—	397	397	—	397
Treasury stock	(2,952)	—	(40)	—	—	—	(40)	—	(40)
Balance at March 31, 2019	18,967,223	$190	$(310)	$261,527	$41,372	$(178)	$302,601	$34,074	$336,675

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERM FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”) including residential mortgage loans and small balance commercial mortgage loans (“SBC loans”). RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that the Company intends to opportunistically target, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has also targeted investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners, and will continue to manage the NPLs on its balance sheet. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

In 2018, the Company formed Gaea Real Estate Corp., a wholly-owned subsidiary of the Operating Partnership. The Company has elected to treat Gaea Real Estate Corp. as a TRS under the Code. Also during 2018, the Company formed Gaea Real Estate Operating Partnership, a wholly-owned subsidiary of Gaea RE Corp, to hold investments in commercial real estate assets. The Company also formed BFLD Holdings LLC ("BFLD"), Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC. All entities are wholly-owned subsidiaries with the exception of BFLD, of which 10.0% is owned by a third-party investor.

Basis of Presentation and Use of Estimates

The consolidated interim financial statements should be read in conjunction with the Company's consolidated Financial Statements and the notes thereto for the period ended December 31, 2018, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 6, 2019.

Interim financial statements are unaudited and prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019. The consolidated interim financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements.

The Company consolidates the results and balances of five subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trusts 2017-D ("2017-D") and Ajax Mortgage Loan Trusts 2018-C (“2018-C”) are securitization trusts that hold mortgage loans, REO property and secured debt; 2017-D is 50.0% owned by the Company, and 2018-C is 63.0% owned by the Company. BFLD is 90.0% owned by the Company, which holds a single commercial property. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries. The Operating Partnership is a majority owned partnership that has a non-controlling ownership interest that is included in non-controlling interests on the consolidated Balance Sheet. As of March 31, 2019, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by an unaffiliated holder. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2 — Summary of Significant Accounting Policies

Mortgage loans

Purchased mortgage loans are initially recorded at the purchase price, net of any acquisition fees or costs at the time of acquisition and are considered asset acquisitions. As part of the determination of the bid price for mortgage loans, the Company uses a proprietary discounted cash flow valuation model to project expected cash flows, and considers alternate loan resolution probabilities, including liquidation or conversion to REO. Observable inputs to the model include interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines, the value of underlying properties and other economic and demographic data.

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

Loans acquired or originated that have not experienced a deterioration in credit quality

The Company also acquires and originates small balance commercial loans that have not experienced a deterioration in credit quality. The Company recognizes any related loan discount and deferred expenses pursuant to ASC 310-20 by amortizing these amounts over the life of the loan.

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

Investments at Fair Value

The Company’s Investments at Fair Value as of March 31, 2019 and December 31, 2018 consist of investments in Senior and Subordinate Notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the debt securities are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated Statements of Comprehensive Income.

Investments in Beneficial Interests

The Company’s Investments in Beneficial Interests as of March 31, 2019 and December 31, 2018 consist of investments in the trust certificates issued by joint ventures that the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate the investment. The Company recognizes income using the effective interest method and assess each Beneficial Interest for impairment on a quarterly basis.

Real Estate

The Company acquires REO properties directly through purchases, or through conversion of mortgage loans such as when it forecloses on the borrower and takes title to the underlying property or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that the Company expects to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or net realizable value (fair market value less expected selling costs, and any additional costs necessary to prepare the property for sale). Fair market value is determined based on broker price opinions (“BPOs”), appraisals, or other market indicators of fair value including list price or contract price, if listed or under contract for sale at the balance sheet date. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income through real estate operating expenses. No depreciation or amortization expense is recognized on properties held-for-sale. Holding costs are generally incurred by the Servicer and are subtracted from the Servicer’s remittance of sale proceeds upon ultimate disposition of properties held-for-sale.

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

Convertible Senior Notes

On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its convertible senior notes (the “notes”) due 2024, with follow-on offerings of an additional $20.5 million and $15.9 million, respectively, in aggregate principal amount completed on August 18, 2017 and November 19, 2018, respectively, which, combined with the notes from the April offering form a single series of securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.6554 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $15.10 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

Coupon interest on the notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated Balance Sheets as a deduction from the notes, and are amortized to interest expense on an effective yield basis through April 30, 2023, the date at which the notes can be converted. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. A cumulative discount of $3.2 million, representing the fair value of the embedded conversion feature, was recorded to stockholders' equity. No sinking fund has been established for redemption of the principal.

Management Fee and Expense Reimbursement

The Company is a party to the Management Agreement with the Manager, which has a 15-year term expiring on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

Under the Second Amended and Restated Management Agreement by and between the Company and the Manager dated as of March 5, 2019, the Company pays a quarterly base management fee based on its stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, and may be required to pay a quarterly and annual incentive management fee based on its cash distributions to its stockholders and increases in the Company’s book value.

Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. See Note 10 — Related party transactions.

Servicing Fees

The Company is also a party to Servicing Agreements (the "Servicing Agreements") with the Servicer. Under the Servicing Agreements by and between the Company and its joint ventures and the Servicer, the Servicer receives an annual servicing fee ranging from 0.42% annually of the Unpaid Principal Balance (“UPB”) to 1.25% annually of UPB. The servicing fee is based upon the status of the loan at acquisition. For certain of the Company’s secured borrowings, the servicing fee rate for is reduced, on a loan-by-loan basis, when the loan meets certain performance criteria which varies joint venture by joint venture. Servicing fees are paid monthly. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

Servicing fees for the Company’s real property assets that were previously RPLs that are not held in joint ventures are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The servicing fee for NPLs not held in joint ventures that convert to real property assets does not change.

The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The Servicing Agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 10 - Related party transactions.

Stock-based Payments

A portion of the management fee is payable in cash, and a portion of the management fee is in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). The number of shares issued to the Manager are determined based on the average of the closing prices of the Company's common stock on the New York Stock Exchange ("NYSE") on the five business days preceding the most recent regular quarterly dividend to holders of the common stock is paid. Management fees paid in common stock are recognized as an expense in the quarter incurred and recorded in stockholders' equity at quarter end. The shares vest immediately upon issuance. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received.

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 78,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors, which are subject to a one-year vesting period. The Company also periodically issues additional restricted stock awards to its independent directors under the Director Plan. In addition, through March 31, 2019, each of the Company’s independent directors received an annual fee of $75,000, payable quarterly, 50% in shares of the Company’s common stock and 50% in cash. The annual fee was increased to $100,000, 40% of which is payable in shares of the Company's common stock and 60% in cash, to be effective as of April 1, 2019. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and recorded in stockholders' equity at quarter end.

In June 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible senior notes, including OP Units and any LTIP Units, into shares of common stock). Grants of restricted stock under the 2016 Plan use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates had previously been determined using the stock price as of the date at which the counterparty's performance is complete. However, pursuant to the issuance and early adoption of ASU 2018-07 in June 2018, the Company used the grant date fair value of the stock as the basis for measuring the cost of the grant. Forfeitures of granted shares are accounted for in the period in which they occur. The share grants vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date.

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

Earnings per Share

The Company grants restricted shares that entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. Unvested share-based compensation awards containing non-forfeitable rights to receive dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method.

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s convertible senior notes, by the weighted-average common shares outstanding, assuming all dilutive securities, including stock grants, shares that would be issued in the event that OP Units are redeemed for shares of common stock of the Company, shares issued in respect of the stock-based portion of the base fee payable to the Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s outstanding convertible senior notes were issued. In the event the Company were to record a net loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-dilutive.

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

The Company’s Investments at fair value are carried at fair value with changes in fair value of equity securities reflected in the Company’s consolidated Statements of Income. Fair values of the Company's investments in debt securities are derived from estimates provided by banking institutions that are compared against available reference data from recent transactions and the Company's proprietary valuation model.

The fair value of the Company's Beneficial interests are derived from estimates provided by banking institutions that are compared for reasonableness against analyses from the Company's proprietary valuation model.

The Company calculates the fair value for the secured borrowings on its consolidated balance sheets issued by consolidated securitization trusts by using the Company’s proprietary pricing model to estimate the cash flows expected to be generated from the underlying collateral with the discount rate used in the present value calculation representing an estimate of the average rate for debt instruments with similar durations and risk factors.

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

The Company’s consolidated Financial Statements include the operations of three TRS entities, GA-TRS, GAJX Real Estate LLC and Gaea Real Estate Corp., which are subject to U.S. federal, state and local income taxes on their taxable income. Income from these three entities and any other TRS that the Company forms will be subject to U.S. federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences or benefits attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Reclassifications

Certain immaterial amounts in the Company’s 2018 consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or equity.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a right-of-use model for lessee accounting which results in the recognition of most leased assets and lease liabilities on the balance sheet of the lessee.  Lessor accounting was not significantly changed by this ASU.  This ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2018 by applying a modified retrospective approach. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides an optional transition method of applying the new leases standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. It also provides lessors with a practical expedient to not separate non-lease revenue components from the associated lease component if certain conditions are met.  Additionally, only incremental direct leasing costs may be capitalized under the new guidance. Any indirect incremental leasing costs must be expensed as incurred. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) - Narrow Scope Improvements for Lessors which addresses lessor accounting for certain lessor costs associated with leased assets. ASU 2018-20 requires lessors to report amounts such as sales taxes reimbursed by a lessee and other similar reimbursed costs as lease revenue. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) - Codification Improvements, which (1) addresses the fair value of leased assets by reinstating the exception in Topic 842 for lessors that are not manufacturers or dealers, allowing those lessors to use their cost of the asset, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset; (2) addresses the presentation on the statement of cash flows of sales type and direct financing leases by allowing depository and lending institutions to present principal payments received under leases in the investing section of the statement of cash flows, as opposed to the operating section, as otherwise required by Topic 842; and (3) the amendments in this update clarify the Board's original intent with regard to transition disclosures related to accounting changes and error corrections, and explicitly provide an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements which would have required disclosure of various items for the current annual period and any prior annual periods retroactively adjusted.

The Company has not identified any contracts under which it is a lessee. For leases where it is the lessor, the Company has elected not to separate non-lease components from lease components outlined in ASU 2018-11. The Company adopted ASU 2016-02, and amendments in ASU 2018-11 and ASU 2018-20 in its first quarter of 2019 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows on the date of adoption.
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
In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718) - Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted, but no earlier than an entity's adoption of Topic 606. The Company elected to early-adopt ASU 2018-07 in 2018. The cumulative effect on prior periods arising from the adoption was $0.1 million and is reflected as an adjustment to the Company's consolidated Balance Sheet at March 31, 2018.

In August 2018, the SEC issued a final rule to amend certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements, U.S. GAAP or IFRS. Among other changes, the amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule - e.g. for a calendar year-end company, the first quarter of fiscal year 2019. The Company adopted the SEC’s final rule in the first quarter of 2019 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows on the date of adoption.

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

Note 3 — Mortgage Loans
The following table presents information regarding the carrying value for the mortgage loan categories of RPL loan pools, NPL loan pools and SBC loans as of March 31, 2019 and December 31, 2018 ($ in thousands):

Loan portfolio basis by asset type	March 31, 2019	December 31, 2018
Residential RPL loan pools	$1,228,968	$1,242,207
SBC loan pools	21,127	21,203
SBC loans non-pooled[1]	28,605	11,140
Residential NPL loan pools	34,977	36,323
Total	$1,313,677	$1,310,873

(1)	SBC loans not pooled are accounted for under ASC 310-20 versus ASC 310-30 for our loan pools.

Included on the Company’s consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 are approximately $1.3 billion and $1.3 billion, respectively, of RPLs, NPLs, and SBCs. RPLs and NPLs are categorized at acquisition. The carrying value of all loans reflects the original investment amount, plus accrual of interest income and discount, less principal and interest cash flows received. The carrying values at March 31, 2019 for the Company's loans in the table above are reduced by an allowance for loan losses of $1.3 million, reflected in the totals for each line in the table above. The Company had $1.2 million allowance for loan losses at December 31, 2018. For the three months ended March 31, 2019 the Company recognized $0.2 million provision for loan loss. For the three months ended March 31, 2018, the Company recognized no provision for loan loss. For the three month periods ended March 31, 2019 and 2018, the Company accreted $26.4 million and $25.2 million, respectively, into interest income with respect to its RPL, NPL and SBC loan pools.
The Company’s RPL loan acquisitions during the three month periods ended March 31, 2019 consisted of 38 purchased RPLs with UPB of $8.5 million. Comparatively during the three months ended March 31, 2018, the Company acquired 87 RPLs with UPB of $19.7 million. No NPLs were directly purchased during the three months ended March 31, 2019 and 2018.
The Company acquired 19 SBC loans, with no deterioration in credit quality that are not accounted for by pooling, with $17.8 million of UPB for the three months ended March 31, 2019 and no SBC loans, similarly not pooled for accounting, were acquired during the three months ended 2018.
The following table presents information regarding the accretable yield and non-accretable amount for purchased loan pools acquired during the following periods ($ in thousands):

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$14,966	$—	$31,623	$—
Non-accretable amount	(5,500)	—	(9,574)	—
Expected cash flows to be collected	9,466	—	22,049	—
Accretable yield	(2,261)	—	(4,483)	—
Fair value at acquisition	$7,205	$—	$17,566	$—

The Company determines the accretable yield on new acquisitions by comparing the expected cash flows from the Company’s proprietary cash flow model to the remaining contractual cash flows at acquisition. The difference between the expected cash flows and the portfolio acquisition price is accretable yield. The difference between the remaining contractual cash flows and the expected cash flows is the non-accretable amount. Accretable yield and accretion amounts do not include any of the interest income on unpooled SBC loans at March 31, 2019 and 2018 ($ in thousands):

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$311,806	$6,459	$344,141	$7,370
Accretable yield additions	2,261	—	4,483	—
Accretion	(26,072)	(330)	(24,502)	(715)
Reclassification from (to) non-accretable amount, net	8,333	(1,281)	(6,603)	(370)
Balance at end of period	$296,328	$4,848	$317,519	$6,285
During the three months ended March 31, 2019, the Company reclassified a net $7.1 million from non-accretable amount to accretable yield, consisting of a $8.3 million transfer from non-accretable amount to accretable yield for RPLs, and a $1.3 million transfer from accretable yield to non-accretable amount for NPLs. Comparatively, during the three months ended March 31, 2018, the Company reclassified a net $7.0 million from accretable yield to non-accretable amount, consisting of a $6.6 million transfer from accretable yield to non-accretable amount for its RPLs and $0.4 million from accretable yield to non-accretable amount on NPLs. The Company recalculates the amount of accretable yield and non-accretable amount on a quarterly basis. Reclassifications between the two categories are primarily based upon changes in expected cash flows and actual prepayments, including payoffs in full or in part. Additionally, the accretable yield and non-accretable amounts are revised when loans are reclassified to REO because the future expected cash flows are removed from the pool. The reclassification in the first quarter of 2019 and 2018 is based on an updated assessment of projected loan cash flows as compared to the projection at December 31, 2018 and December 31, 2017, respectively. This is offset by the removal of the accretable yield for loans that are removed from the pool at foreclosure and for loan payoffs, both in full or in part, prior to modeled expectations.
The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. An allowance for loan losses is established when it is probable the Company will not collect all amounts previously estimated to be collectible. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. During the quarter ended March 31, 2019, the Company recorded an impairment of $0.2 million of the value of five of its NPL pools acquired in 2014, 2015 and 2016. No impairment was recorded for the quarter ended March 31, 2018. An analysis of the balance in the allowance for loan losses account follows ($ in thousands):

	Three months ended March 31,
	2019	2018
Allowance for loan losses, beginning of period	$(1,164)	$—
Provision for loan losses	(154)	—
Allowance for loan losses, end of period	$(1,318)	$—
The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019			December 31, 2018
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	4,031	$781,289	$864,758	3,929	$757,276	$848,551
30	960	166,180	183,499	1,006	167,286	185,742
60	667	113,418	125,095	711	123,078	136,586
90	1,104	195,211	220,436	1,188	200,419	231,063
Foreclosure	256	57,579	76,595	277	62,814	79,777
Mortgage loans	7,018	$1,313,677	$1,470,383	7,111	$1,310,873	$1,481,719

Note 4 — Real Estate Assets, Net

The Company acquires REO either through direct purchases of properties for its rental portfolio or through conversions of mortgage loans in its portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Rental Property

As of March 31, 2019, the Company owned 20 REO properties with an aggregate carrying value of $19.2 million held for investment as rentals, at which time 16 properties were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure and nine were transferred from Property held-for-sale, where all nine were acquired through foreclosures. The remaining rental properties were directly purchased. As of December 31, 2018, the Company owned 21 REO properties with a carrying value of $17.6 million held for use as rentals, at which time 16 were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosures, and 12 were transferred from Property held-for-sale, where all 12 were acquired through foreclosures. The remaining rental properties were directly purchased.

Property Held-for-Sale

The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of March 31, 2019 and December 31, 2018, the Company’s net investments in REO held-for-sale were $18.6 million and $19.4 million, respectively, which include balances of $0.9 million and $2.2 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. For the three months ended March 31, 2019 and 2018, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three months ended March 31,
	2019		2018
Property Held-for-sale	Count	Amount	Count	Amount
Balance at beginning of period	102	$19,402	136	$24,947
Transfers from mortgage loans	26	4,171	27	3,958
Adjustments to record at lower of cost or fair value	—	(475)	—	(408)
Disposals	(33)	(5,028)	(27)	(4,226)
Transfer from Rental property	3	880	4	440
Transfers to Rental property	(1)	(293)	(4)	(942)
Other	—	(77)	—	—
Balance at end of period	97	$18,580	136	$23,769

Dispositions

During the three months ended March 31, 2019 and 2018, the Company sold 33 and 27 REO properties, respectively, realizing net gains of approximately $0.1 million and $0.6 million, respectively. These amounts are included in Other income on the Company's consolidated Statements of Income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for the three months ended March 31, 2019 and 2018 of $0.5 million and $0.4 million, respectively.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIE's, that the Company has sponsored but which the Company does not consolidate since it has determined it is not the primary beneficiary. (See Note 10 - Related party transactions). The Company models the expected cash flows from the underlying loan pools held by the trusts using it's Manager's proprietary pricing model, and believes any unrealized losses to be temporary. The following table presents information regarding the Company's investments in debt securities and investments in beneficial interests ($ in thousands):

	As of March 31, 2019
	Basis[1]	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$152,261	$410	$(588)	$152,083
Beneficial interests in securitization trusts	30,809	—	—	30,809
Total investments	$183,070	$410	$(588)	$182,892

	As of December 31, 2018
	Basis[1]	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$147,386	$250	$(825)	$146,811
Beneficial interests in securitization trusts	22,086	—	—	22,086
Total investments	$169,472	$250	$(825)	$168,897

(1)	Basis amount is net of any realized amortized costs and principal paydowns.

In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust. These securities were sold during the fourth quarter of 2018 for a gain of $0.2 million.

During the first quarter of 2019, the Company acquired $64.0 million in notes and beneficial interests issued by joint ventures between the Company and third party institutional investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment of the trust.  In certain transactions, the joint ventures also issued subordinate notes.  The Company acquired $50.0 million in senior notes and $4.6 million in subordinate notes, collectively “the Notes.” The Notes are accounted for as debt securities and carried at fair value.  The carrying value of the Notes is also impacted by any amortized discount and principal paydowns on the underlying mortgage loans held in the trust.  As of March 31, 2019, the Company recorded a gross unrealized gain of $0.4 million and a gross unrealized loss of $0.6 million in accumulated other comprehensive income and carried the Notes on the Company’s consolidated Balance Sheet at a fair value of $152.1 million. As of December 31, 2018, the Company recorded a gross unrealized gain of $0.3 million and a gross unrealized loss of $0.8 million in accumulated other comprehensive income and carried the Notes on the Company's consolidated Balance Sheet at fair value of $146.8 million. During the first quarter of 2019, the Company sold senior notes issued by certain joint ventures for total proceeds of $39.6 million and recognized a gain of $8,000, net of transaction fees.

The Company also acquired $9.5 million in beneficial interests issued by joint ventures during the first quarter of 2019. The Company accounts for its investments in the Beneficial Interests at amortized cost and assesses its investment in Beneficial Interests for impairment on a quarterly basis.  As of March 31, 2019, the Investments in Beneficial Interests were carried on the Company's consolidated Balance Sheet at $30.8 million. For the year ended December 31, 2018, the Investments in Beneficial Interests were carried on the Company's consolidated Balance Sheet at $22.1 million.

Note 6 — Fair Value

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2019	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,313,677	$—	$—	$1,447,047
Investments in debt securities at fair value	$152,083	$—	$152,083	$—
Investments in beneficial interests	$30,809	$—	$30,809	$—
Investment in Manager	$1,254	$—	$—	$5,710
Investment in AS Ajax E	$1,004	$—	$1,246	$—
Investment in GAFS, including warrants	$2,972	$—	$—	$3,320
Financial liabilities
Secured borrowings, net	$593,121	$—	$—	$591,237
Borrowings under repurchase transactions	$560,404	$—	$560,404	$—
Convertible senior notes, net	$117,838	$123,850	$—	$—

		Level 1	Level 2	Level 3
December 31, 2018	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,310,873	$—	$—	$1,448,895
Investments in debt securities at fair value	$146,811	$—	$146,811	$—
Investments in beneficial interests	$22,086	$—	$22,086	$—
Investment in Manager	$1,016	$—	$—	$5,231
Investment in AS Ajax E	$1,037	$—	$1,239	$—
Investment in GAFS, including warrants	$2,844	$—	$—	$3,320
Financial liabilities
Secured borrowings, net	$610,199	$—	$—	$610,217
Borrowings under repurchase transactions	$534,089	$—	$534,089	$—
Convertible senior notes, net	$117,525	$118,103	$—	$—

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to REO is based upon the present value of future expected cash flows of the loans being transferred.

The Company values its Investments in debt securities and beneficial interests using estimates provided by banking institutions for its debt securities and beneficial interests. The Company also relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on these investments as a comparison to the estimates received from banking institutions (See Note 5 - Investments).

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

The Company’s borrowings under repurchase agreements are short-term in nature, and the Company’s management believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

The Company’s convertible senior notes are traded on the NYSE; the debt’s fair value is determined from the NYSE closing price on the Balance Sheet date.

The carrying values of its Cash and cash equivalents, Cash held in trust, Receivable from servicer, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Fair market value is determined based on appraisals, broker price opinions, or other market indicators of fair value. Since net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income, aggregate fair value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 ($ in thousands):

			Level 1	Level 2	Level 3
March 31, 2019	Carrying value	Current quarter fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$18,580	$475	$—	$—	$18,580

			Level 1	Level 2	Level 3
December 31, 2018	Carrying value	Fiscal year 2018 fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$19,402	$2,700	$—	$—	$19,402

Note 7 — Affiliates

Unconsolidated Affiliates

During 2018, the Company acquired an 8.0% ownership interest in GAFS. The acquisition was completed in two transactions. January 26, 2018 was the initial closing date wherein the Company acquired a 4.9% interest in GAFS and three warrants, each exercisable for a 2.45% interest in GAFS upon payment of additional consideration, in exchange for consideration of $1.1 million of cash and 45,938 shares of the Company’s common stock with a value of approximately $0.6 million. On May 29, 2018 the additional closing was completed wherein the Company acquired an additional 3.1% interest in GAFS and three warrants, each exercisable for a 1.55% interest in GAFS, in exchange for consideration of $0.7 million of cash and 29,063 shares of the Company's common stock with a value of approximately $0.4 million. The Company accounts for its investment in GAFS using the equity method.

Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. The Company accounts for its investment in the Manager using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. At both March 31, 2019 and December 31, 2018, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income, assets and liabilities of unconsolidated affiliates at 100%

	Three months ended March 31,
Net income at 100%	2019	2018
Great Ajax FS LLC	$1,600	$115
Thetis Asset Management LLC	$1,408	$652
AS Ajax E LLC	$76	$69

	March 31, 2019		December 31, 2018
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC	$40,670	$16,942	$74,164	$52,184
Thetis Asset Management LLC	$9,705	$2,209	$8,604	$2,136
AS Ajax E LLC	$6,213	$2	$6,424	$13

Net income, assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended March 31,
Net income at the Company's share	2019	2018
Thetis Asset Management LLC	$279	$129
Great Ajax FS LLC(1)	$128	$9
AS Ajax E LLC	$13	$11

	March 31, 2019		December 31, 2018
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC	$3,254	$1,355	$5,933	$4,175
Thetis Asset Management LLC	$1,922	$437	$1,704	$423
AS Ajax E LLC	$1,025	$—	$1,060	$2

(1)	Net income at the Company's share is not directly proportionate to Net income at 100% due to the timing of the Company's acquisition during the quarter ended March 31, 2018.

Consolidated affiliates

The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIE’s, and the Company has determined that it is the primary beneficiary of the VIE’s. See Note 9 - Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of March 31, 2019, AS Ajax E II LLC was 53.1% owned by the Company, with the remainder held by third parties. 2017-D and 2018-C are securitization trusts formed to hold mortgage loans, REO property and secured debt. As of March 31, 2019, 2017-D is 50% owned by a third-party institutional investor. As of March 31, 2019 2018-C was 63.0% owned by the Company, with the remainder held by third-party institutional investors. As of March 31, 2019 BFLD was 90.0% owned by the Company, with the remainder held by third-party institutional investors. The Company consolidates the results and balances of AS Ajax E II LLC, 2017-D, 2018-C and BFLD in its consolidated financial statements, and recognizes a non-controlling interest on its consolidated Balance Sheet for the amount of the investment due to the third party investors. Additionally, non-controlling interests in the earnings of AS Ajax E II LLC, 2017-D, 2018-C and BFLD are recognized in the Company’s consolidated Statement of Income, which consists of the proportionate amount of income attributable to the third party investors.

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

At March 31, 2019, the Company had commitments to purchase, subject to due diligence, 88 mortgage loans secured by single-family residences with aggregate UPB of $18.1 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its third party institutional co-investors. See Note 15 - Subsequent Events, for remaining open acquisitions as of the filing date.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 9 — Debt

Repurchase Agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has also entered into two repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are the class B bonds and certificates from the Company's secured borrowing transactions. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			March 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 25, 2019	October 26, 2018	$10,549	$10,549	$15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,630	130%	4.65%
April 29, 2019	March 28, 2019	8,725	8,725	11,781	135%	4.35%
April 29, 2019	March 28, 2019	26,367	26,367	35,232	134%	4.25%
May 8, 2019	November 8, 2018	18,226	18,226	26,599	146%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	16,502	151%	4.84%
June 6, 2019	December 6, 2018	3,786	3,786	4,967	131%	4.80%
June 6, 2019	February 8, 2019	9,937	9,937	13,181	133%	4.65%
June 7, 2019	December 7, 2018	50,294	50,294	67,837	135%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	41,660	129%	4.65%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.80%
June 28, 2019	December 28, 2018	8,860	8,860	10,842	122%	4.64%
July 11, 2019	January 11, 2019	8,956	8,956	13,016	145%	4.75%
July 12, 2019	July 15, 2016	250,000	192,065	252,645	132%	4.98%
August 1, 2019	February 1, 2019	14,068	14,068	19,239	137%	4.81%
September 24, 2019	September 25, 2018	400,000	126,147	132,538	105%	4.99%
September 25, 2019	March 25, 2019	9,154	9,154	12,243	134%	4.43%
September 25, 2019	March 25, 2019	11,869	11,869	16,549	139%	4.58%
September 30, 2019	March 28, 2019	1,638	1,638	2,388	146%	4.58%
September 30, 2019	March 29, 2019	6,233	6,233	8,330	134%	4.40%
September 30, 2019	March 29, 2019	1,568	1,568	2,287	146%	4.55%
Totals		$892,192	$560,404	$714,661	128%	4.81%

			December 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 11, 2019	July 11, 2018	$8,956	$8,956	$12,834	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,376	131%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,024	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	15,846	126%	4.40%
April 25, 2019	October 26, 2018	10,549	10,549	15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,580	129%	4.65%
May 8, 2019	November 8, 2018	18,226	18,226	26,036	143%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	15,618	143%	4.84%
June 6, 2019	December 6, 2018	44,224	44,224	58,965	133%	4.65%
June 6, 2019	December 6, 2018	3,786	3,786	5,408	143%	4.80%
June 7, 2019	December 7, 2018	50,294	50,294	66,747	133%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	43,390	134%	4.62%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.77%
June 28, 2019	December 28, 2018	8,860	8,860	13,275	150%	4.64%
July 12, 2019	July 15, 2016	250,000	195,644	258,144	132%	5.00%
September 24, 2019	September 25, 2018	400,000	102,311	114,852	112%	4.89%
Totals		$886,134	$534,089	$693,464	130%	4.80%

The guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated Balance Sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at March 31, 2019 and December 31, 2018 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	March 31, 2019	December 31, 2018
Gross amount of recognized liabilities	$560,404	$534,089
Gross amount pledged as collateral	714,661	693,464
Net amount	$154,257	$159,375

Secured Borrowings

From inception (January 30, 2014) to March 31, 2019, the Company has completed 13 secured borrowings for it's own Balance Sheet, not including it's off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, six of which were outstanding at March 31, 2019. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest in the Class B certificates to third parties and 2018-C securitization, from which the Company sold a 95% interest in the Class A notes and 37% in the Class B notes and trust certificates, the Company has retained the subordinate notes and the trust certificates from the six secured borrowings outstanding at March 31, 2019.

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

The following table sets forth the original terms of all notes from our secured borrowings outstanding at March 31, 2019 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings are provided by the Servicer at servicing fee rates of between 0.42% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at March 31, 2019 and December 31, 2018, and the securitization cutoff date ($ in thousands):

	Balances at March 31, 2019				Balances at December 31, 2018				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2016-C	$100,474	$66,000		152%	$102,563	$69,692		147%	$157,808		$102,575
2017-A	153,884	99,528		155%	157,033	102,755		153%	216,413		140,669
2017-B	130,823	97,611		134%	132,902	99,857		133%	165,850		115,846
2017-C	144,869	105,803		137%	146,938	109,616		134%	185,942		130,159
2017-D	160,945	67,837	(3)	237%	163,791	69,528	(3)	236%	203,870	(1)	88,903
2018-C	192,154	161,882	(4)	119%	194,606	165,051	(4)	118%	222,181	(2)	167,910
	$883,149	$598,661	(5)	148%	$897,833	$616,499	(5)	146%	$1,152,064		$746,062

(1)	Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.

(2)	Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.

(3)
The gross amount of senior bonds at March 31, 2019 and December 31, 2018 were $135.7 million and $139.0 million however, only $67.8 million and $69.5 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.

(4)
2018-C contains notes held by the third party institutional investors for senior bonds and class B bonds. The gross amount of the senior and class B bonds at March 31, 2019 were $164.2 million and $15.9 million, however, only $156.0 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively. The gross amount of the senior and class B bonds at December 31, 2018 were $167.5 million and $15.9 million, however, only $159.2 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.

(5)	This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $5.5 million and $6.3 million as of March 31, 2019 and December 31, 2018, respectively.

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

The notes in the November transaction were issued at an 11.43% conversion premium and bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on January 15, 2019. The notes will mature on April 30, 2024, unless earlier repurchased, redeemed or converted.

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

The conversion rate currently equals 1.6554 shares of the Company's common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $15.10 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of March 31, 2019, the amount by which the if-converted value falls short of the principal value for the entire series is $11.2 million.

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

At March 31, 2019, the notes' UPB was $123.9 million, and discount and deferred expenses were $6.0 million. Interest expense of $2.6 million was recognized during the quarter ended March 31, 2019 which includes $0.3 million of amortization of discount and deferred expenses, respectively. The discount will be amortized through April 30, 2023, the date at which the notes can be converted by their holders. The effective interest rate of the notes for the quarter ended March 31, 2019 was 8.99%.

Note 10 — Related Party Transactions

The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

			Three months ended March 31,
Transaction	Consolidated Statement of Income location	Counterparty	2019	2018
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$2,506	$2,469
Interest income	Interest income	Various non-consolidated joint ventures	2,416	131
Management fee	Related party expense – management fee	Thetis	1,688	1,532
Income from equity investment	Income from investments in affiliates	Thetis	279	129
Income from equity investment	Income from investments in affiliates	Great Ajax FS	128	9
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	—	89
Expense reimbursements	Other fees and expenses	Gregory	—	32

The Company’s consolidated Balance Sheets included the following significant related party balances ($ in thousands):

	As of March 31, 2019
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$18,746
Management fee payable	Management fee payable	Thetis	951
Expense reimbursements	Prepaid expenses and other assets	Thetis	82
Expense reimbursements	Accrued expenses and other liabilities	2018-E	34
Expense reimbursements receivable	Prepaid expenses and other assets	Gregory	12
Expense reimbursement receivable	Prepaid expenses and other assets	2018-A	10
Expense reimbursement receivable	Prepaid expenses and other assets	2018-D	10
Expense reimbursement receivable	Prepaid expenses and other assets	2018-B	5

	As of December 31, 2018
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$14,587
Management fee payable	Management fee payable	Thetis	881
Expense reimbursements	Accrued expenses and other liabilities	Thetis	16
Expense reimbursements receivable	Prepaid expenses and other assets	Gregory	11
Expense reimbursements receivable	Prepaid expenses and other assets	2018-A	2
Expense reimbursements receivable	Prepaid expenses and other assets	2018-B	2

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

During 2019 and 2018, the Company acquired $64.0 million and $175.3 million, respectively, in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual balance of the trust after the outstanding debt obligations have been settled.  In certain transactions, the joint venture also issued subordinate notes.  In 2019, the Company acquired $50.0 million in senior notes and $4.6 million in subordinate notes. In 2018, the Company acquired $144.1 million in senior notes and $9.4 million in subordinate notes. The notes are accounted for as debt securities carried at fair value.  As of March 31, 2019 and December 31, 2018, the Notes were carried on the Company’s consolidated Balance Sheet at a fair value of $152.1 million and $146.8 million, respectively.

The Company also acquired $9.5 million and $21.8 million in beneficial interests issued by joint ventures in 2019 and 2018, respectively. As of March 31, 2019, and December 31, 2018 the Investments in Beneficial Interests were carried on the Company's consolidated Balance Sheet at $30.8 million and $22.1 million, respectively.

Management Agreement

The Company is a party to the Management Agreement with the Manager, which expires on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which, through the end of 2018, was calculated as 20% of the amount by which total dividends on common stock and distributions on OP units exceeded 8% of book value on a per share basis. The Company’s Board of Directors approved the Second Amended and Restated Management Agreement (“the Amendment”) with the Manager, effective as of March 5, 2019, wherein the incentive fee was restructured into both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock, its distributions on its externally-held operating partnership units and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual Incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock and distributions on its externally-held operating partnership units within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company’s common stock and 80% of the remaining incentive fee is payable in cash. In the first quarter of 2019 the Company recorded an expense of $0.2 million for an incentive fee payable to the Manager.

The Company also reimburses the Manager for all third-party, out-of-pocket costs incurred by the Manager for managing its business, including third-party due diligence and valuation consultants, legal expenses, auditors and other financial services. The reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a monthly basis.

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

Servicing fees range from 0.42% to 1.25% annually UPB at acquisition (or the fair market value or purchase price of REO), and are paid monthly. The servicing fee is based upon the status of the loan at acquisition. For certain of the Company’s secured borrowings, the Servicing fee rate is reduced, on a loan-by-loan basis, when the loan meets certain performance criteria. Servicing fees are paid monthly. Otherwise, a change in status from RPL to NPL does not cause a change in the servicing fee rate.

Servicing fees for the Company’s real property assets that were previously RPLs that are not held in joint ventures are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The servicing fee for NPLs that convert to real property assets does not change. For the joint ventures, a conversion from a loan to a real property asset does not cause a change in servicing fee rate.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the quarter ended March 31, 2019 of $1.6 million, of which the Company recorded $0.7 million in expense, payable in 59,574 shares of its common stock. The Company also recorded an incentive fee of $0.2 million, of which $31,000 is payable in 2,727 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions, with 62,301 shares still issuable at March 31, 2019. See Note 10 — Related party transactions.

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

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts):

Stock-based Management Fees and Director Fees

	For the three months ended March 31,
	2019		2018
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	62,301	$728	49,156	$763
Independent director fees	2,764	38	2,416	38
Totals	65,065	$766	51,572	$801

(1)	All management fees and independent director fees are fully expensed in the period in which the underlying expense is incurred.

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

The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except per share amounts):

	Total Grants		Current period activity		Non-vested shares at March 31, 2019		Fully-vested shares at March 31, 2019
Three months ended March 31, 2019	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended March 31, 2019	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants 2018 (1)	12,000	$162	—	$14	—	$13.48	12,000	$13.48
Employee and Service Provider Grant 2016(2,5)	146,334	1,976	—	163	47,889	13.50	98,445	13.50
Employee and Service Provider Grant, granted 2017(3)	39,000	544	—	45	26,000	13.95	13,000	13.95
Employee and Service Provider Grant, granted 2018(4)	36,500	496	—	41	36,500	13.58	—	—
Totals	233,834	$3,178	—	$263	110,389	$13.63	123,445	$13.55

(1)	Half of the 12,000 shares granted vested immediately on the grant date while the remaining shares vest ratably over a one-year period. Grant is fully vested at March 31, 2019.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2019 is 0.4 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2019 is 1.3 years.

(4)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2019 is 2.4 years.

(5)	Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666.

	Total Grants		Current period activity		Non-vested shares at March 31, 2018		Fully-vested shares at March 31, 2018
Three months ended March 31, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended March 31, 2018	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants 2017 and earlier(1)	10,000	$146	—	$—	—	$—	10,000	$14.61
Employee and Service Provider Grant 2016(2,4)	146,334	1,978	—	140	96,667	13.50	49,667	13.50
Employee and Service Provider Grant 2017(3)	39,000	538	—	45	39,000	13.95	—	—
Totals	195,334	$2,662	—	$185	135,667	$13.83	59,667	$13.69

(1)	Vesting period is one-year from grant date. Grant is fully vested at March 31, 2018.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2018 is 1.4 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2018 is 2.3 years.

(4)	Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666.

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

For the three months ended March 31, 2019, the Company’s consolidated taxable income was $2.0 million; and provisions for income taxes of $0.1 million. For the three months ended March 31, 2018, the Company’s consolidated taxable income was $6.8 million; and provisions for income taxes of $16,000. The Company recognized no deferred income tax assets or liabilities on its consolidated Balance Sheets at March 31, 2019 or 2018. The Company also recorded no interest or penalties for either the three months ended March 31, 2019 or 2018.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$7,330	18,811,713
Allocation of earnings to participating restricted shares	(84)	—
Consolidated net income attributable to unrestricted common stockholders	$7,246	18,811,713	$0.39
Effect of dilutive securities
Operating Partnership units	239	624,106
Restricted stock grants and Manager and director fee shares	84	217,316
Interest expense (add back) and assumed conversion of shares from convertible senior notes	2,549	8,176,313
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$10,118	27,829,448	$0.36

	Three months ended March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$7,665	18,508,089
Allocation of earnings to participating restricted shares	(88)	—
Consolidated net income attributable to unrestricted common stockholders	$7,577	18,508,089	$0.41
Effect of dilutive securities
Operating Partnership units	259	624,106
Restricted stock grants and Manager and director fee shares	88	215,747
Interest expense (add back) and assumed conversion of shares from convertible senior notes	2,142	7,047,216
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$10,066	26,395,158	$0.38

Note 14 — Equity

Common stock

As of March 31, 2019 and December 31, 2018 the Company had 18,967,223 and 18,909,874 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred stock

The Company had no shares of preferred stock outstanding at March 31, 2019 and December 31, 2018. There were 25,000,000 shares authorized as of March 31, 2019 and December 31, 2018.

Treasury stock

As of March 31, 2019 the Company held 23,229 shares of treasury stock received through a distribution of the Company's shares previously held by its Manager. The Company held 20,277 shares of treasury stock at December 31, 2018.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the three months ended March 31, 2019 and 2018, 5,321 and 3,838 shares, respectively, were issued under the plan for total proceeds of approximately $0.1 million and $0.1 million, respectively.

At-the-Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2019 and 2018, no shares were sold under the at-the-market program.

Accumulated Other Comprehensive Loss

The Company recognizes temporary holding gains or losses on its investment in debt securities as components of Other comprehensive loss. Accumulated other comprehensive loss at March 31, 2019 and December 31, 2018 was as follows ($ in thousands):

Investments in securities:	March 31, 2019	December 31, 2018
Unrealized gains	$410	$250
Unrealized losses	(588)	(825)
Accumulated other comprehensive loss	$(178)	$(575)

Non-controlling Interest

At March 31, 2019, the Company had non-controlling interests attributable to ownership interests by five legal entities.

The Company’s Operating Partnership, which is majority-owned by the Company, had 624,106 partnership units held by an independent third party at March 31, 2019 and December 31, 2018. The Company consolidates the assets, liabilities, revenues and expenses of the Operating Partnership.

During the year ended December 31, 2017, the Company established AS Ajax E II LLC, to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of March 31, 2019 the Company has retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.

During the year ended December 31, 2017, the Company established 2017-D, a securitization trust, which is 50% held by an institutional investor. As of March 31, 2019 the Company has retained 50% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

During the year ended December 31, 2018, the Company established 2018-C, a securitization trust, which is 37.0% held by an institutional investor. As of March 31, 2019 the Company has retained 63.0% of 2018-C and consolidates the assets, liabilities, revenues and expenses of the trust.

During the year ended December 31, 2018, the Company established BFLD, to purchase and hold REO property, which is 10.0% held by a third party. As of March 31, 2019 the Company has retained 90.0% of BFLD and consolidates the assets, liabilities, revenues and expenses of the entity.

Note 15 — Subsequent Events

Loan Acquisitions

Since quarter end the Company acquired 66 residential RPLs with aggregate UPB of $13.9 million in two transactions from two sellers for our own account. The RPLs were acquired at 87.9% of UPB and the estimated market value of the underlying collateral is $21.1 million. The purchase price equaled 57.8% of the estimated market value of the underlying collateral.

Additionally, the Company has also agreed to acquire, subject to due diligence, 106 residential RPLs, with UPB of $21.3 million in four transactions from four different sellers. The purchase price of the residential RPLs equals 84.2% of UPB and 55.9% of the estimated market value of the underlying collateral of $32.2 million. We also agreed to acquire two SBC loans with UPB of $0.7 million. The purchase price of the SBC loans equals 99.0% of UPB.

The Company also agreed to acquire three commercial properties for an aggregate purchase price of $7.1 million in three separate transactions from three different sellers.

Dividend Declaration

On April 30, 2019, the Company’s Board of Directors declared a dividend of $0.32 per share, to be paid on May 31, 2019 to stockholders of record as of May 17, 2019.

Management Fees

On May 8, 2019, the Company issued 62,301 shares of its common stock to the Manager in payment of the portion of the base management fee which is payable in common stock for the first quarter of 2019 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2019.

Directors’ Retainer

On May 8, 2019, the Company issued to each of its four independent directors 691 shares of its common stock in payment of half of their quarterly director fees for the first quarter of 2019.

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

In 2018, we formed Gaea Real Estate Corp., a wholly-owned subsidiary of the Operating partnership. We have elected to treat Gaea Real Estate Corp. as a TRS under the Code. Also during 2018, we formed Gaea Real Estate Operating Partnership, a wholly-owned subsidiary of Gaea Real Estate Corp., to hold investments in commercial real estate assets. We also formed BFLD, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC. All entities are wholly-owned subsidiaries with the exception of BFLD, of which 10.0% is owned by a third party investors.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of March 31, 2019 and December 31, 2018 ($ in millions):

	March 31, 2019	December 31, 2018
Residential RPL loan pools	$1,229.0	$1,242.2
SBC loan pools	21.1	21.2
SBC loans non-pooled[1]	28.6	11.1
Residential NPL loan pools	35.0	36.3
REO	37.8	37.0
Investment in debt securities	152.1	146.8
Investment in beneficial interests	30.8	22.1
Total Real Estate Assets	$1,534.4	$1,516.7

(1)	SBC loans not pooled are accounted for using ASC 310-20 versus ASC 310-30 for our loan pools.

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

Conversion to Rental Property. From time to time we will retain an REO property as a rental property and may acquire rental properties through direct purchases at attractive prices. The key variables that will affect our residential rental revenues over the long-term will be the extent to which we acquire properties, which, in turn, will depend on the amount of our capital invested, average occupancy and rental rates in our owned rental properties. We expect the timeline to convert multi-family and single-family loans, into rental properties will vary significantly by loan, which could result in variations in our revenue and our operating performance from period to period. There are a variety of factors that may inhibit our ability, through the Servicer, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and the associated deferrals (including from litigation); unauthorized occupants of the property; U.S. federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; U.S. federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and high levels of unemployment and underemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems. We do not expect to retain a material number of single family residential properties for use as rentals. We do, however, intend to focus on retaining multi-unit residences derived from foreclosures or acquired through outright purchases as rentals.

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

We typically concentrate our investments in specific urban geographic locations in which we expect stable or better property markets, although we do not use any appreciation expectation in the acquisition price evaluation.

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

Market Conditions. Due to the dramatic repricing of real estate assets during the most recent financial crisis and the continuing uncertainty regarding the direction and continuing strength of the real estate markets, we believe a void in the debt and equity capital available for investing in real estate has been created as many financial institutions, insurance companies, finance companies and fund managers face insolvency or have determined to reduce or discontinue investment in debt or equity related to real estate that have continued to the current period. We believe the dislocations in the residential real estate market have resulted or will result in an “over-correction” in the repricing of real estate assets, creating a potential opportunity for us to capitalize on these market dislocations and capital void.

We believe that in spite of the continuing uncertain market environment for mortgage-related assets, current market conditions offer potentially attractive investment opportunities for us, even in the face of a riskier and more volatile market environment. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, and other subjective assessments. In particular, we have identified three policies that, due to the judgment and estimates inherent in those policies, are critical to understanding our consolidated financial statements. These policies relate to (i) accounting for Interest income on our mortgage loan portfolio; (ii) accounting for Interest expense on our secured borrowings; and (iii) accounting for Interest expense on our borrowings under repurchase agreements. We believe that the judgment and estimates used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments or estimates could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to the Critical accounting policies in our Form 10-K for our calendar year ended December 31, 2018, as there have been no changes to these policies.

Recent Accounting Pronouncements

Refer to the notes to our interim financial statements for a description of relevant recent accounting pronouncements.

Loss of Emerging Growth Company Status

We are subject to reporting and other obligations under the Exchange Act. The Jumpstart Our Business Startup Act of 2012 ("JOBS Act") contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. Until the third quarter of 2018 we qualified as an “emerging growth company” as defined in the JOBS Act. As a result of our issuance of senior debt associated with our Ajax Mortgage Loan Trust 2018-C ("2018-C"), we and our subsidiaries issued more than $1 billion in nonconvertible debt over a 36-month period resulting in the loss of our status as an emerging growth company under the JOBS Act. (See Note 9 - Debt).

Results of Operations

For the three months ended March 31, 2019, we had net income attributable to common stockholders of $7.3 million, or $0.39 per share, for basic and $0.36 for diluted common shares. For the three months ended March 31, 2018, we had net income attributable to common stockholders of $7.7 million, or $0.41 per share, for basic and $0.38 for diluted common shares. Key items for the three months ended March 31, 2019 include:

•	Purchased $7.2 million of RPLs with an aggregate UPB of $8.5 million and underlying collateral value of $12.2 million; and acquired $17.8 million of SBCs with collateral values of $28.7 million

•
Formed joint ventures that acquired $388.2 million in UPB of mortgage loans with collateral values of $671.7 million and retained $64.0 million of varying classes of related securities issued by the joint ventures to end the quarter with $182.9 million of investments in debt securities and beneficial interests

•	Acquired one multi-family property for $2.3 million

•	Interest income of $29.5 million net of $0.3 million in servicing fee expense on loans held in certain of our joint ventures; Net interest income after provision for loan losses is $13.6 million

•	Net income attributable to common stockholders of $7.3 million

•	Basic earnings per share of $0.39 per share

•	Taxable income of $0.11 per share

•	Book value per share of $15.59 at March 31, 2019

•	Collected total cash of $63.2 million; including $49.8 million from our mortgage loan and REO portfolio and $13.4 million from our investments in debt securities and beneficial interests

•	Sold $39.6 million of joint venture senior debt securities, and held $41.5 million of cash and cash equivalents at March 31, 2019

Table 1: Results of Operations

	Three months ended March 31,
($ in thousands)	2019	2018
INCOME
Interest income	$29,452	$25,591
Interest expense	(15,685)	(12,494)
Net interest income	13,767	13,097
Provision for loan losses	(154)	—
Net interest income after provision for loan losses	13,613	13,097
Income from investments in affiliates	461	192
Other income	1,110	1,454
Total income	15,184	14,743
EXPENSE
Related party expense – loan servicing fees	2,506	2,469
Related party expense – management fee	1,688	1,532
Loan transaction expense	69	355
Professional fees	862	609
Real estate operating expenses	786	449
Other expense	1,081	991
Total expense	6,992	6,405
Income before provision for income taxes	8,192	8,338
Provision for income taxes	71	16
Consolidated net income	8,121	8,322
Less: consolidated net income attributable to the non-controlling interest	791	657
Consolidated net income attributable to common stockholders	$7,330	$7,665

Net Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund portfolio acquisitions. Net interest income after provision for loan losses increased to $13.6 million for the three months ended March 31, 2019 from 13.1 million for the three months ended March 31, 2018. The key driver was primarily due to our investments in debt securities and beneficial interests offset by a provision for loan losses of $0.2 million due to impairments of five NPL pools acquired in 2014, 2015 and 2016. The impairments are driven by small remaining pool size as cash flow fluctuations on individual loans are not offset by the small remaining pool. Despite the impairments on these pools, we continue to experience a sustained level of increased performance across the majority of our loan pools. These five pools total approximately $26.5 million in remaining carrying value. Also, despite the recent rise in interest rates, we continued to see an elevated volume of payoffs as borrowers continued to refinance or sell the underlying property.

The weighted average balance of our mortgage loan portfolio was $1.3 billion for the three months ended March 31, 2019 compared to $1.3 billion for the three months ended March 31, 2018. Additionally, we collected $63.2 million in cash payments and proceeds on our mortgage loans, our REO held-for-sale and our investments in securities for the three months ended March 31, 2019 compared to collections of $50.4 million for the three months ended March 31, 2018.
The interest income detail for the three months ended March 31, 2019 and 2018 are included in the table below ($ in thousands):

Table 2: Interest income detail

	Three months ended March 31,
	2019	2018[1]
Accretable yield recognized on RPL, NPL and SBC loans, pooled	$26,553	$25,226
Interest income on securities	2,416	131
Bank interest income	320	5
Interest income earned on SBC loans	158	219
Other interest income	5	10
Interest income	$29,452	$25,591
Provision for loan losses	(154)	—
Interest income after provision for loan losses	$29,298	$25,591

(1)	Includes reclass of income from other interest income to interest income on securities.

The interest income on our mortgage loan portfolio increased for the three months ended March 31, 2019 and the three months ended March 31, 2018 primarily due to an increase in the average balances of our interest bearing assets, offset by an impairment taken on some of our NPL pools.

The average balance of our mortgage loan portfolio, investment in securities and debt outstanding for the three months ended March 31, 2019 and 2018 are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended March 31,
	2019	2018
Average mortgage loan portfolio	$1,306,500	$1,251,860
Average carrying value of debt securities and beneficial interests	$135,449	$6,543
Total average asset level debt	$1,127,673	$961,853

Other Income

Other income decreased for the three months ended March 31, 2019 as compared to the three months ended 2018 due to decreases in income from the federal government's Home Affordable Modification Program ("HAMP") and a decrease in gain on sale of Property held-for-sale, offset by higher rental income from our investments in commercial properties. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	Three months ended March 31,
	2019	2018[1]
Rental Income	$385	$79
HAMP fees	384	604
Late fee income	230	189
Net gain on sale of Property held-for-sale	103	582
Other income	8	—
Total Other Income	$1,110	$1,454

(1)	Includes reclass of income from equity investments in Other Income to Income from investments in affiliates.

Expenses

Total expenses for the three months ended March 31, 2019 increased from the three months ended March 31, 2018 consistent with the overall growth in the portfolio. Loan servicing fees and management fees increased in March 31, 2019 relative to the comparable period in 2018 due to continued growth in our asset and equity bases. Professional fees and Real estate operating expense increased due to increases in the volume of underlying transactions. A breakdown of Expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended March 31,
	2019	2018
Related party expense – loan servicing fees	$2,506	$2,469
Related party expense - management fee	1,688	1,532
Other expense	1,081	991
Professional fees	862	609
Real estate operating expenses	786	449
Loan transaction expense	69	355
Total expenses	$6,992	$6,405

Other expense increased for the three months ended March 31, 2019, over the comparable period in 2018 primarily due to restricted stock granted to our employees and service providers and increases in insurance expense. Our borrowing related expenses consist primarily of costs of maintaining current BPOs for properties and loans used as collateral under the terms of our repurchase lines of credit. Taxes and regulatory expense increased due to additional filing fees. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended March 31,
	2019	2018(1)
Employee and service provider share grants	$250	$185
Borrowing related expenses	197	222
Insurance	159	130
Taxes and regulatory expense	112	27
Travel, meals, entertainment	101	133
Directors' fees and grants	97	83
Other expense	67	135
Internal audit services	51	31
Software licenses and amortization	47	45
Total Other expense	$1,081	$991

(1)
Includes reclass of prior servicer servicing fee from related party expense - loan servicing fee to Other expense, reclass of communications to Other expense, and reclass of internal audit services from other expense.

Equity and Net Book Value per Share

Our net book value per share was $15.59 at March 31, 2019 and December 31, 2018. While GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, and the subtraction of non-controlling interests classified in equity, by total adjusted shares outstanding, which include OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock) and shares for Manager and director fees that were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Share

	March 31, 2019	December 31, 2018
Outstanding shares	18,967,223	18,909,874
Adjustments for:
Operating partnership units	624,106	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	65,065	53,431
Conversion of convertible senior notes into shares of common stock	8,200,852	8,143,385
Total adjusted shares outstanding	27,857,246	27,730,796

Equity at period end	$336,675	$334,279
Net increase in equity from expected conversion of convertible senior notes	120,669	120,669
Adjustment for equity due to non-controlling interests	(23,063)	(22,593)
Adjusted equity	$434,281	$432,355
Book value per share	$15.59	$15.59

Mortgage Loan Portfolio

For the three months ended March 31, 2019, we acquired 38 RPLs for acquisition prices of $7.2 million, representing 84.8% of UPB. Comparatively, for the three months ended March 31, 2018, we acquired 87 RPLs for $17.6 million, representing 89.2% of UPB. No NPLs were acquired directly during the three month periods ended March 31, 2019 and 2018. We ended the period with $1.3 billion of mortgage loans with an aggregate UPB of $1.5 billion as of March 31, 2019 and $1.2 billion of mortgage loans with an aggregate UPB of $1.4 billion as of March 31, 2018.

For the three months ended March 31, 2019, we acquired 19 SBC loans, non pooled, with UPB of $17.8 million that represented 62.0% of the underlying collateral value of $28.7 million. No SBC loans, non pooled, were acquired for the three months ended March 31, 2018.

The following table shows loan portfolio acquisitions that includes paid in full loans after acquisition but before boarding by the Servicer, for the three months ended March 31, 2019, and 2018 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended March 31,
	2019	2018
RPLs
Count	38	87
UPB	$8,495	$19,699
Purchase price	$7,205	$17,566
Purchase price % of UPB	84.8%	89.2%

Table 9: Commercial loans non-pooled

	Three months ended March 31,
	2019	2018
SBC loans non-pooled
Count	19	—
UPB	$17,776	$—
Undrawn UPB at acquisition	$469	$—
Issue price % of collateral value	62.0%	—%

During the three months ended March 31, 2019, 151 mortgage loans, representing 1.7% of our ending UPB, were liquidated. Comparatively, during the three months ended 2018, 149 mortgage loans, representing 1.9% of our ending UPB, were liquidated. Our loan portfolio activity for the three months ended March 31, 2019 and 2018 are presented below ($ in thousands):

Table 10: Loan Portfolio Activity

	Three months ended March 31,
	2019	2018
Beginning carrying value	$1,310,873	$1,253,541
RPL, NPL and SBC pool portfolio acquisitions, net cost basis	7,205	17,566
SBC non-pooled portfolio acquisitions, net cost basis	17,793	—
Draws on SBC loans	—	117
Accretion recognized	26,586	25,226
Payments received, net	(44,460)	(45,467)
Reclassifications to REO	(4,171)	(3,958)
Provision for loan losses	(154)	—
Other	5	188
Ending carrying value	$1,313,677	$1,247,213

Table 11: Portfolio Composition

As of March 31, 2019 and December 31, 2018, our portfolios consisted of the following ($ in thousands):

March 31, 2019(1,2)		December 31, 2018(1,2)
No. of Loans	7,018	No. of Loans	7,111
Total UPB	$1,470,383	Total UPB	$1,481,719
Interest-Bearing Balance	$1,375,912	Interest-Bearing Balance	$1,383,978
Deferred Balance(3)	$94,471	Deferred Balance(3)	$97,741
Market Value of Collateral(4)	$2,026,989	Market Value of Collateral(4)	$2,024,831
Price/Total UPB(5)	82.3%	Price/Total UPB(5)	82.1%
Price/Market Value of Collateral	62.3%	Price/Market Value of Collateral	62.3%
Weighted Average Coupon	4.60%	Weighted Average Coupon	4.54%
Weighted Average LTV(6)	85.0%	Weighted Average LTV(6)	85.9%
Weighted Average Remaining Term (months)	310	Weighted Average Remaining Term (months)	312
No. of first liens	6,989	No. of first liens	7,085
No. of second liens	29	No. of second liens	26
No. of Rental Properties	20	No. of Rental Properties	21
Capital Invested in Rental Properties	$19,545	Capital Invested in Rental Properties	$17,854
RPLs loans(7)	93.5%	RPLs loans(7)	94.7%
NPLs loans	2.7%	NPLs loans	2.8%
Small-balance commercial loans(7)	3.8%	Small-balance commercial loans(7)	2.5%
No. of Other REO	97	No. of Other REO	102
Market Value of Other REO(8)	$20,308	Market Value of Other REO(8)	$21,143

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

(5)
At March 31, 2019 and December 31, 2018, our loan portfolio consists of fixed rate (54.1% of UPB), ARM (10.0% of UPB) and Hybrid ARM (35.9% of UPB); and fixed rate (53.8% of UPB), ARM (10.1% of UPB) and Hybrid ARM (36.1% of UPB), respectively.

(6)	UPB as of March 31, 2019 and December 31, 2018, divided by market value of collateral and weighted by the UPB of the loan.

(7)	The calculation on RPLs and the calculation of SBC loans reflects all SBC loans in the calculation of SBC loans. Previously, certain SBC loans acquired in accretable loan pools were included in RPLs.

(8)	Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, BPOs, or other market indicators of fair value including list price or contract price.

Real Estate property acquisitions

During the quarter ended March 31, 2019, we directly acquired one multi-family apartment building for $2.3 million, not including properties acquired through foreclosure or transferred from loans to rental property or property held-for-sale.

Table 12: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of March 31, 2019 and December 31, 2018, respectively ($ in thousands):

Portfolio at March 31, 2019

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	556	4,205	1,859	383	15
Unpaid principal balance	$148,453	$980,623	$312,198	$28,257	$852
Mortgage loan portfolio by year of origination	10.1%	66.7%	21.2%	1.9%	0.1%
Loan Attributes:
Weighted average loan age (months)	69.8	146.1	176.9	252.3	381.7
Weighted Average loan-to-value	71.4%	81.5%	69.3%	58.9%	22.3%
Delinquency Performance:
Current	68.9%	58.0%	57.5%	48.8%	37.0%
30 days delinquent	8.1%	12.7%	13.7%	14.5%	0.4%
60 days delinquent	5.0%	8.5%	10.0%	11.4%	29.9%
90+ days delinquent	12.7%	15.5%	14.0%	21.1%	32.7%
Foreclosure	5.3%	5.3%	4.8%	4.2%	—%

Portfolio at December 31, 2018

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	542	4,268	1,897	389	15
Unpaid principal balance	$131,577	$999,659	$320,583	$29,038	$862
Mortgage loan portfolio by year of origination	8.9%	67.4%	21.6%	2.0%	0.1%
Loan Attributes:
Weighted average loan age (months)	80.5	143.1	174.0	249.6	378.6
Weighted Average loan-to-value	78.5%	89.9%	75.2%	66.1%	24.7%
Delinquency Performance:
Current	61.8%	56.9%	57.4%	47.8%	46.1%
30 days delinquent	9.4%	12.5%	13.5%	15.9%	0.5%
60 days delinquent	6.6%	9.3%	9.8%	10.6%	43.0%
90+ days delinquent	14.7%	16.1%	14.0%	21.1%	10.4%
Foreclosure	7.5%	5.2%	5.3%	4.6%	—%

Table 13: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at March 31, 2019 and December 31, 2018 ($ in thousands):

March 31, 2019						December 31, 2018
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	1,163	432,586	29.1%	643,212	31.7%	CA	1,169	423,694	28.6%	624,339	30.9%
FL	837	151,162	10.3%	196,130	9.7%	FL	845	154,443	10.4%	199,423	9.8%
NY	344	115,364	7.9%	172,274	8.5%	NY	346	115,878	7.8%	172,521	8.5%
MD	298	75,567	5.1%	87,618	4.3%	MD	302	76,698	5.2%	88,628	4.4%
NJ	279	65,523	4.5%	77,570	3.8%	NJ	292	69,194	4.7%	80,625	4.0%
GA	409	55,197	3.8%	69,275	3.4%	GA	408	55,666	3.8%	69,406	3.4%
TX	473	50,095	3.4%	84,671	4.2%	TX	476	49,702	3.4%	83,854	4.1%
VA	232	47,587	3.2%	60,870	3.0%	VA	234	48,101	3.2%	61,423	3.0%
MA	203	45,970	3.1%	64,978	3.2%	MA	207	47,593	3.2%	65,177	3.2%
IL	216	44,583	3.0%	48,784	2.4%	IL	217	44,974	3.0%	49,625	2.5%
NC	286	40,750	2.8%	53,652	2.7%	NC	290	41,635	2.8%	54,258	2.7%
AZ	193	33,253	2.3%	42,144	2.1%	AZ	194	33,579	2.3%	42,166	2.1%
WA	127	31,064	2.1%	45,339	2.2%	WA	129	31,574	2.1%	44,961	2.2%
NV	126	25,347	1.7%	32,056	1.6%	NV	126	25,198	1.7%	31,647	1.6%
PA	194	22,273	1.5%	29,056	1.4%	PA	199	22,887	1.5%	29,553	1.5%
SC	149	20,000	1.4%	26,978	1.3%	SC	154	20,527	1.4%	27,697	1.4%
MI	117	17,830	1.2%	27,031	1.3%	MI	120	18,654	1.3%	27,920	1.4%
OH	130	15,860	1.1%	18,304	0.9%	OH	130	15,943	1.1%	18,250	0.9%
CO	76	14,886	1.0%	25,323	1.3%	CO	80	15,672	1.1%	26,364	1.3%
OR	72	14,221	1.0%	21,442	1.0%	TN	131	14,725	1.0%	21,579	1.1%
TN	128	14,044	1.0%	20,877	1.0%	OR	73	14,508	1.0%	21,641	1.1%
CT	70	12,706	0.9%	15,831	0.8%	CT	73	13,349	0.9%	16,895	0.8%
MO	90	11,501	0.8%	14,071	0.7%	IN	115	11,675	0.8%	14,049	0.7%
MN	63	11,471	0.8%	14,605	0.7%	MO	92	11,611	0.8%	14,298	0.7%
IN	113	11,423	0.8%	13,820	0.7%	MN	64	11,591	0.8%	14,730	0.7%
UT	64	10,419	0.7%	15,744	0.8%	UT	67	10,906	0.7%	16,323	0.8%
HI	21	8,073	0.6%	11,090	0.6%	HI	23	8,698	0.6%	11,795	0.6%
LA	75	7,485	0.5%	11,496	0.6%	LA	75	7,540	0.5%	11,538	0.6%
WI	46	6,714	0.5%	7,785	0.4%	WI	48	6,930	0.5%	8,033	0.4%
DE	35	6,735	0.5%	7,468	0.4%	DE	35	6,756	0.5%	7,525	0.4%
AL	54	6,527	0.4%	7,396	0.4%	AL	55	6,626	0.4%	7,559	0.4%
DC	22	5,900	0.4%	9,097	0.4%	DC	22	5,920	0.4%	9,051	0.4%
KY	41	4,669	0.3%	6,192	0.3%	KY	42	5,015	0.3%	6,373	0.3%
NM	27	4,292	0.3%	5,120	0.3%	NM	28	4,408	0.3%	5,205	0.3%
RI	18	3,825	0.3%	4,791	0.2%	NH	21	3,982	0.3%	5,450	0.3%
NH	20	3,823	0.3%	5,317	0.3%	RI	18	3,840	0.3%	4,791	0.2%
OK	35	2,840	0.2%	4,275	0.2%	OK	36	2,916	0.2%	4,470	0.2%
MS	24	2,431	0.2%	2,987	0.2%	MS	25	2,503	0.2%	3,092	0.2%
ID	16	2,286	0.2%	3,603	0.2%	ID	17	2,320	0.2%	3,728	0.2%
WV	20	2,136	0.1%	2,705	0.1%	WV	19	2,119	0.1%	2,705	0.1%
KS	23	1,808	0.1%	2,892	0.1%	IA	20	1,827	0.1%	2,172	0.1%
IA	19	1,758	0.1%	2,093	0.1%	KS	23	1,825	0.1%	2,920	0.1%
ME	12	1,692	0.1%	1,999	0.1%	ME	12	1,698	0.1%	1,958	0.1%
AR	20	1,610	0.1%	2,187	0.1%	AR	20	1,620	0.1%	2,198	0.1%
PR	8	952	0.1%	1,238	0.1%	NE	9	962	0.1%	1,309	0.1%
NE	8	868	0.1%	1,234	0.1%	PR	8	941	0.1%	1,238	0.1%
SD	4	716	0.1%	928	0.1%	SD	4	720	—%	928	—%
VT	3	604	—%	654	—%	VT	3	606	—%	654	—%
WY	5	597	—%	760	—%	WY	5	599	—%	760	—%
MT	4	592	—%	905	—%	MT	4	597	—%	905	—%
ND	4	511	—%	750	—%	ND	4	516	—%	750	—%
AK	2	257	—%	372	—%	AK	2	258	—%	372	—%
	7,018	1,470,383	100.0%	2,026,989	100.0%		7,111	1,481,719	100.0%	2,024,831	100.0%

(1)	As of date of acquisition.

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

As of March 31, 2019, and December 31, 2018, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, beneficial interests and rental properties. We also held approximately $41.5 million of cash and cash equivalents, a decrease of $13.6 million from our balance of $55.1 million at December 31, 2018. Our average daily cash balance during the quarter was $59.5 million, a decrease of $9.4 million from our average daily cash balance of $68.9 million during the three months ended December 31, 2018.

During the quarters ended March 31, 2019 and March 31, 2018 our principal and interest payments on mortgage loans and securities, payoffs of mortgage loans and proceeds on the sale of our property held-for-sale were $63.2 million and $50.4 million for the three months ended March 31, 2019 and 2018, respectively.

Our operating cash outflows, including the effect of restricted cash, for the three months ended March 31, 2019 and 2018 were $5.0 million and $0.7 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $15.7 million and $15.3 million for the three months ended March 31, 2019 and 2018, respectively. Non-cash interest income accretion was $10.9 million for the three months ended March 31, 2019 and $9.9 million for the three months ended 2018. Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be Investing activities under GAAP, and the cash flows from these activities are included in the Investing section of our consolidated Statements of Cash Flows.

For the three months ended March 31, 2019 our investing cash outflow of $5.6 million was primarily driven by purchases of debt securities and beneficial interests of $64.0 million and acquisitions of our mortgage loans of $25.0 million offset by principal payments on and payoffs of our mortgage loan portfolio of $28.8 million, principal payments on and payoffs of our debt securities and beneficial interests of $11.9 million, sale on our debt securities of $39.6 million and sale of our property held-for-sale. For the three months ended March 31, 2018 our investing cash inflow of $12.8 million is primarily driven by principal payments on and payoffs of our mortgage loan portfolio of $30.1 million and sale of our property held-for-sale offset by the acquisitions of our mortgage loans of $17.6 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the three months ended March 31, 2019, we had net financing cash outflows of $3.0 million from our pay down of existing debt obligation offset by our repurchase agreements of $67.5 million. For the three months ended March 31, 2018, we had net cash outflows from financing activities of $45.4 million as we had nominal loan acquisition activity requiring financing but continued to pay down existing debt obligations. For the three months ended March 31, 2019 and 2018 we paid $7.2 million and $7.7 million, respectively, in combined dividends and distributions.

Financing Activities — Equity offerings

During the three months ended March 31, 2019, we did not sell any shares of common stock under our At-the-Market Issuance Sales Agreements which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From inception (January 30, 2014) to March 31, 2019, we have completed 13 secured borrowings for our own Balance Sheet, not including our off-balance sheet securitization trusts in which we hold investments in various classes of securities, pursuant to Rule 144A under the Securities Act, six of which were outstanding at March 31, 2019. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated Balance Sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our Ajax Mortgage Loan Trusts 2017-D ("2017-D") secured borrowings, from which we sold a 50% interest in the residual equity to third parties and 2018-C secured borrowings, from which we sold a 95% interest in the Class A notes and 37% in the Class B and trust certificates, we have retained the subordinate notes and the trust certificates from the six secured borrowings outstanding at March 31, 2019.

For all of our secured borrowings the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D and 2018-C as noted above, the Class B notes are subordinate, sequential pay, fixed rate notes. The Class M notes issued under 2017-B are also mezzanine, sequential pay, fixed rate notes.

For all of our secured borrowings, except 2017-B, which contains no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis point step up is triggered, an additional 100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at March 31, 2019 at their respective cutoff dates:

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

Repurchase Transactions

We entered into two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We have also entered into two repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are the class B bonds and certificates from our securitization transactions. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at March 31, 2019 and December 31, 2018 is as follows ($ in thousands):

Table 15: Repurchase Transactions by Maturity Date

			March 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 25, 2019	October 26, 2018	$10,549	$10,549	$15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,630	130%	4.65%
April 29, 2019	March 28, 2019	8,725	8,725	11,781	135%	4.35%
April 29, 2019	March 28, 2019	26,367	26,367	35,232	134%	4.25%
May 8, 2019	November 8, 2018	18,226	18,226	26,599	146%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	16,502	151%	4.84%
June 6, 2019	December 6, 2018	3,786	3,786	4,967	131%	4.80%
June 6, 2019	February 8, 2019	9,937	9,937	13,181	133%	4.65%
June 7, 2019	December 7, 2018	50,294	50,294	67,837	135%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	41,660	129%	4.65%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.80%
June 28, 2019	December 28, 2018	8,860	8,860	10,842	122%	4.64%
July 11, 2019	January 11, 2019	8,956	8,956	13,016	145%	4.75%
July 12, 2019	July 15, 2016	250,000	192,065	252,645	132%	4.98%
August 1, 2019	February 1, 2019	14,068	14,068	19,239	137%	4.81%
September 24, 2019	September 25, 2018	400,000	126,147	132,538	105%	4.99%
September 25, 2019	March 25, 2019	9,154	9,154	12,243	134%	4.43%
September 25, 2019	March 25, 2019	11,869	11,869	16,549	139%	4.58%
September 30, 2019	March 28, 2019	1,638	1,638	2,388	146%	4.58%
September 30, 2019	March 29, 2019	6,233	6,233	8,330	134%	4.40%
September 30, 2019	March 29, 2019	1,568	1,568	2,287	146%	4.55%
Totals		$892,192	$560,404	$714,661	128%	4.81%

			December 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 11, 2019	July 11, 2018	$8,956	$8,956	$12,834	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,376	131%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,024	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	15,846	126%	4.40%
April 25, 2019	October 26, 2018	10,549	10,549	15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,580	129%	4.65%
May 8, 2019	November 8, 2018	18,226	18,226	26,036	143%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	15,618	143%	4.84%
June 6, 2019	December 6, 2018	44,224	44,224	58,965	133%	4.65%
June 6, 2019	December 6, 2018	3,786	3,786	5,408	143%	4.80%
June 7, 2019	December 7, 2018	50,294	50,294	66,747	133%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	43,390	134%	4.62%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.77%
June 28, 2019	December 28, 2018	8,860	8,860	13,275	150%	4.64%
July 12, 2019	July 15, 2016	250,000	195,644	258,144	132%	5.00%
September 24, 2019	September 25, 2018	400,000	102,311	114,852	112%	4.89%
Totals		$886,134	$534,089	$693,464	130%	4.80%

As of March 31, 2019, we had $560.4 million outstanding under our repurchase transactions compared to $534.1 million as of December 31, 2018. The maximum month-end balance outstanding during the three months ended March 31, 2019 was $560.4 million, compared to a maximum month-end balance for the three months ended December 31, 2018, of $534.1 million. The following table presents certain details of our repurchase transactions for the three months ended March 31, 2019 and December 31, 2018 ($ in thousands):

Table 16:    Repurchase Balances

	Three months ended
	March 31, 2019	December 31, 2018
Balance at the end of period	$560,404	$534,089
Maximum month-end balance outstanding during the quarter	$560,404	$534,089
Average balance	$518,133	$458,934

The increase in our average balance from $458.9 million for the three months ended December 31, 2018 to our average balance of $518.1 million for the three months ended March 31, 2019 was due to a net increase in repurchase financing during the three months ended March 31, 2019, as a result of increased investments in mortgage loans and debt securities.

As of March 31, 2019 and December 31, 2018, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings and our Senior convertible notes.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On April 30, 2019, our Board of Directors declared a dividend of $0.32 per share, to be paid on May 31, 2019 to stockholders of record as of May 17, 2019. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock, plus distributions on our externally-held operating partnership units, plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock, plus cash special dividends on our commons stock, plus distributions on our externally-held operating partnership units all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. In the first quarter of 2019, we recorded an expense of $0.2 million for an incentive fee payable to our Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 8.21% on an annualized basis of our book value of $15.59 per share at March 31, 2019. If our taxable income continues at the levels we have recently experienced, we could continue to exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment. See Note 10 — Related party transactions.

We believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements.

Off-Balance Sheet Arrangements

Other than our investments in debt securities and beneficial interests issued by joint ventures which are summarized below by securitization trust and our equity method investments discussed elsewhere in this report, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Table 17: Investments in joint ventures

From time to time we form joint ventures with third party institutional accredited investors to purchase mortgage loans and other mortgage related assets. The debt securities and beneficial interests we carry on our consolidated Balance Sheets are issued by securitization trusts formed by these joint ventures, which are VIE's, that we have sponsored but which we do not consolidate since we have determined we are not the primary beneficiary.

A summary of our investments in joint ventures is presented below1 ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	9.36%	$8,521	$7,630
	Trust certificates	$22,759	—	9.36%	$2,130	$1,803

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	20.00%	$13,275	$10,842
	Trust certificates	$28,447	—	20.00%	$5,689	$2,827

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$15,813
	Trust certificates	$20,166	—	20.00%	$4,033	$2,621

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	5.01%	$4,313	$4,290
	Class B notes due 2058	$8,035	5.25%	20.00%	$1,607	$1,607
	Trust certificates	$20,662	—	20.00%	$4,132	$1,325

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	5.01%	$9,018	$8,895
	Class B notes due 2058	$16,800	5.25%	20.00%	$2,520	$3,360
	Trust certificates	$43,201	—	20.00%	$6,480	$2,881

Ajax Mortgage Loan Trust 2018-G/ December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$41,660
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—	25.00%	$10,414	$9,883

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$25,587
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,386
	Trust certificates	$30,672	—	20.00%	$6,134	$4,753

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$24,499
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—	15.00%	$5,880	$4,716

(1)
Table does not include our 2017-D and 2018-C securitizations with total original outstanding principal of $222.3 million and $227.3 million, respectively, as these trusts are included in our consolidated financial statements.

Table 18: Contractual Obligations

A summary of our contractual obligations as of March 31, 2019 and December 31, 2018 is as follows ($ in thousands):

March 31, 2019	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$—	$123,850
Borrowings under repurchase agreements	560,404	560,404	—	—	—
Interest on convertible senior notes	47,514	8,979	17,958	17,958	2,619
Interest on repurchase agreements	8,083	8,083	—	—	—
Total	$739,851	$577,466	$17,958	$17,958	$126,469

December 31, 2018	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$—	$123,850
Borrowings under repurchase agreements	534,089	534,089	—	—	—
Interest on convertible senior notes	45,237	10,241	20,817	14,179	—
Interest on repurchase agreements	12,789	12,789	—	—	—
Total	$715,965	$557,119	$20,817	$14,179	$123,850

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

Subsequent Events
Since quarter end, we acquired 66 residential RPLs with aggregate UPB of $13.9 million in two transactions from two sellers. The RPLs were acquired at 87.9% of UPB and the estimated market value of the underlying collateral is $21.1 million. The purchase price equaled 57.8% of the estimated market value of the underlying collateral.

Additionally, we have also agreed to acquire, subject to due diligence, 106 residential RPLs with UPB of $21.3 million in four transactions from four different sellers. The purchase price of the residential RPLs equals 84.2% of UPB and 55.9% of the estimated market value of the underlying collateral of $32.2 million. We also agreed to acquire two SBC loans with UPB of $0.7 million. The purchase price of the SBC loans equals 99.0% of UPB.

We also agreed to acquire three commercial properties for an aggregate purchase price of $7.1 million in three separate transactions from three different sellers.

On April 30, 2019, our Board of Directors declared a dividend of $0.32 per share to be paid on May 31, 2019 to common stockholders of record as of May 17, 2019.

On May 8, 2019, we issued 62,301 shares of our common stock to our Manager in payment of the portion of the base management fee which is payable in common stock for the first quarter of 2019 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2019.

On May 8, 2019, we issued to each of our four independent directors 691 shares of common stock in payment of half of their quarterly director fees for the first quarter of 2019.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from these previously disclosed risk factors.

Item 2. Unregistered Sales of Securities

Unregistered Sales of Equity Securities

On February 19, 2019 we issued 1,549 shares of our common stock to the Manager in payment of the stock-based portion of the incentive fee due for the first quarter of 2019 in a private transaction. The incentive fee expense associated with these shares was recorded as an expense in the fourth quarter of 2018. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On March 6, 2019 we issued 51,007 shares of our common stock to the Manager in payment of the stock-based portion of the management fee due for the first quarter of 2019 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2018. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On March 6, 2019 we issued each of our four independent directors 606 shares of common stock in partial payment of their quarterly director fees for the first quarter of 2019. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: May 8, 2019	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)