Form 10-Q
period 2019-06-30
Great Ajax Corp.
filed 2019-08-07
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒
As of August 5, 2019, 19,654,330 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$55,728	$55,146
Cash held in trust	22	24
Mortgage loans, net(1,4)	1,198,140	1,310,873
Property held-for-sale, net(2)	21,335	19,402
Rental property, net	20,883	17,635
Investments at fair value	157,763	146,811
Investments in beneficial interests	40,231	22,086
Receivable from servicer	18,686	14,587
Investments in affiliates	8,799	8,653
Prepaid expenses and other assets	9,643	7,654
Total assets	$1,531,230	$1,602,871
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,3,4)	$506,741	$610,199
Borrowings under repurchase transactions	554,122	534,089
Convertible senior notes, net(3)	118,148	117,525
Management fee payable	814	881
Accrued expenses and other liabilities	5,819	5,898
Total liabilities	1,185,644	1,268,592
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.01 par value; 125,000,000 shares authorized, 19,654,330 shares at June 30, 2019 and 18,909,874 shares at December 31, 2018 issued and outstanding	197	189
Additional paid-in capital	273,438	260,427
Treasury stock	(352)	(270)
Retained earnings	48,301	41,063
Accumulated other comprehensive gain/(loss)	532	(575)
Equity attributable to stockholders	322,116	300,834
Non-controlling interests(5)	23,470	33,445
Total equity	345,586	334,279
Total liabilities and equity	$1,531,230	$1,602,871

(1)
Mortgage loans net include $764.5 million and $897.8 million of loans at June 30, 2019 and December 31, 2018, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans, net include $1.4 million and $1.2 million of allowance for loan losses at June 30, 2019 and December 31, 2018, respectively.

(2)	Property held-for-sale, net, includes valuation allowances of $2.1 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively.

(3)	Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.

(4)
As of June 30, 2019, balances for Mortgage loans, net includes $360.8 million and Secured borrowings, net of deferred costs includes $221.6 million from the 50% and 63% owned joint ventures, respectively. As of December 31, 2018, balances for Mortgage loans, net include $377.0 million and Secured borrowings, net of deferred costs includes $231.9 million from a 50% and 63% owned joint ventures, all of which the Company consolidates under U.S. GAAP.

(5)
Non-controlling interests includes $21.4 million at June 30, 2019, from 50% and 63% owned joint ventures. Non-controlling interests includes $20.4 million at December 31, 2018, from a 50% and 63% owned joint ventures, which the Company consolidates under U.S. GAAP.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
($ in thousands except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
INCOME
Interest income	$28,128	$26,690	$57,580	$52,281
Interest expense	(15,439)	(12,799)	(31,124)	(25,293)
Net interest income	12,689	13,891	26,456	26,988
Provision for loan losses	(85)	—	(239)	—
Net interest income after provision for loan losses	12,604	13,891	26,217	26,988
Income from investments in affiliates	257	197	718	389
Gain on sale of mortgage loans	7,014	—	7,014	—
Other income	828	689	1,938	2,143
Total income	20,703	14,777	35,887	29,520
EXPENSE
Related party expense – loan servicing fees	2,274	2,672	4,780	5,141
Related party expense – management fee	1,652	1,440	3,340	2,972
Loan transaction expense	191	35	260	390
Professional fees	634	506	1,496	1,115
Real estate operating expenses	887	944	1,673	1,393
Other expense	1,219	965	2,300	1,956
Total expense	6,857	6,562	13,849	12,967
Loss on debt extinguishment	182	—	182	—
Income before provision for income taxes	13,664	8,215	21,856	16,553
Provision for income taxes	38	2	109	18
Consolidated net income	13,626	8,213	21,747	16,535
Less: consolidated net income attributable to the non-controlling interest	599	692	1,390	1,349
Consolidated net income attributable to common stockholders	$13,027	$7,521	$20,357	$15,186
Basic earnings per common share	$0.67	$0.40	$1.06	$0.81
Diluted earnings per common share	$0.56	$0.37	$0.93	$0.76
Weighted average shares – basic	19,169,941	18,595,769	18,991,817	18,552,171
Weighted average shares – diluted	27,732,587	26,476,817	27,879,608	26,436,213

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2019	2018	2019	2018
Consolidated net income attributable to common stockholders	$13,027	$7,521	$20,357	$15,186
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments, net of non-controlling interest	710	(53)	1,107	(163)
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive income	$13,737	$7,468	$21,464	$15,023

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

($ in thousands)	Six months ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$21,747	$16,535
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	2,112	2,005
Non-cash interest income accretion	(21,097)	(21,203)
Discount accretion and interest income on investment in debt securities	(5,556)	(84)
Gain on sale of mortgage loans	(7,014)	—
Gain on sale of property held-for-sale	(121)	(535)
Gain on sale of securities	(8)	—
Depreciation of property	229	54
Impairment of real estate owned	1,001	1,152
Provision for loan losses	239	—
Amortization of debt discount and prepaid financing costs	2,657	2,891
Undistributed income from investment in affiliates	(718)	(575)
Net change in operating assets and liabilities
Prepaid expenses and other assets	424	(2,292)
Receivable from servicer	(3,881)	251
Accrued expenses, management fee payable, and other liabilities	(147)	(307)
Net cash from operating activities	(10,133)	(2,108)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loan pools and related balances	(97,899)	(31,879)
Acquisition of commercial loans	(18,449)	—
Principal paydowns on mortgage loans	63,595	68,250
Principal paydowns on debt securities held as investments	22,086	3,695
Proceeds from sale of mortgage loans	184,071	—
Draws on small balance commercial loans	(391)	(267)
Loans purchase deposit refund	—	(50)
Purchase of securities	(84,150)	(29,517)
Proceeds from sale of securities	39,635	—
Purchase of rental property	(4,600)	(3,463)
Proceeds from sale of property held-for-sale	8,010	8,764
Recovery costs of property held-for-sale	130	—
Renovations of rental property	—	(362)
Investment in Great Ajax FS LLC, including warrants	—	(1,750)
Distribution from affiliates	490	414
Net cash from investing activities	112,528	13,835
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	147,398	42,600
Repayments on repurchase transactions	(130,363)	(23,330)
Repayments on secured borrowings	(105,273)	(62,942)
Deferred financing costs	—	(83)
Sale of common stock pursuant to dividend reinvestment plan	136	85
Distribution to non-controlling interest	(594)	(2,852)
Dividends paid on common stock	(13,119)	(11,232)
Net cash from financing activities	(101,815)	(57,754)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	580	(46,027)
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	55,170	80,762
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$55,750	$34,735
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$28,234	$24,639
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net transfer of loans to rental property or property held-for-sale	$9,826	$7,726

The accompanying notes are an integral part of the consolidated interim financial statements.

Issuance of common stock for management fee and compensation expense	$2,112	$2,005
Issuance of stock for investment in Great Ajax FS LLC	$—	$1,011
Non-cash adjustments to basis in mortgage loans	$(21)	$281
Unrealized gain/(loss) on available for sale securities, net of non-controlling interest and tax	$1,107	$(163)
Treasury stock received through distributions from investment in Manager	$82	$151
Cumulative effect of accounting change recognized in equity	$—	$110

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated Balance Sheet to the amount shown in the consolidated Statements of Cash Flows as of June 30, 2019 and June 30, 2018 ($ in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$55,728	$34,710
Cash held in trust	22	25
Total cash and cash equivalents and restricted cash shown on the consolidated Statements of Cash Flows	$55,750	$34,735

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Common Stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	18,588,228	$186	$—	$254,847	$35,556	$(233)	$290,356	$27,082	$317,438
Net income	—	—	—	—	7,665	—	7,665	657	8,322
Issuance of shares for Great Ajax FS LLC	45,938	1	—	628	—	—	629	—	629
Issuance of shares under dividend reinvestment plan	3,838	—	—	52	—	—	52	—	52
Stock-based management fee expense	48,654	—	—	763	—	—	763	—	763
Stock-based compensation expense	(238)	—	—	222	—	—	222	—	222
Dividends declared ($0.30 per share) and distributions	—	—	—	—	(5,606)	—	(5,606)	(2,067)	(7,673)
Other comprehensive loss	—	—	—	—	—	(110)	(110)	—	(110)
Balance at March 31, 2018	18,686,420	187	—	256,512	37,615	(343)	293,971	25,672	319,643
Net income	—	—	—	—	7,521	—	7,521	692	8,213
Issuance of shares for Great Ajax FS LLC	29,063	—	—	382	—	—	382	—	382
Issuance of shares under dividend reinvestment plan	2,483	—	—	33	—	—	33	—	33
Stock-based management fee expense	49,156	1	—	666	—	—	667	—	667
Stock-based compensation expense	14,416	—	—	353	—	—	353	—	353
Dividends declared ($0.30 per share) and distributions	—	—	—	—	(5,626)	—	(5,626)	(785)	(6,411)
Other comprehensive loss	—	—	—	—	—	(53)	(53)	—	(53)
Cumulative effect of accounting change	—	—	—	(110)	110	—	—	—	—
Treasury Stock	(11,467)	—	(151)	—	—	—	(151)	—	(151)
Balance at June 30, 2018	18,770,071	$188	$(151)	$257,836	$39,620	$(396)	$297,097	$25,579	$322,676

Balance at December 31, 2018	18,909,874	$189	$(270)	$260,427	$41,063	$(575)	$300,834	$33,445	$334,279
Net income	—	—	—	—	7,330	—	7,330	791	8,121
Issuance of shares under dividend reinvestment plan	5,321	—	—	72	—	—	72	—	72
Stock-based management fee expense	52,556	1	—	727	—	—	728	—	728

The accompanying notes are an integral part of the consolidated interim financial statements.

Stock-based compensation expense	2,424	—	—	301	—	—	301	—	301
Dividends declared ($0.32 per share) and distributions	—	—	—	—	(7,021)	—	(7,021)	(162)	(7,183)
Other comprehensive income	—	—	—	—	—	397	397	—	397
Treasury stock	(2,952)	—	(40)	—	—	—	(40)	—	(40)
Balance at March 31, 2019	18,967,223	190	(310)	261,527	41,372	(178)	302,601	34,074	336,675
Net income	—	—	—	—	13,027	—	13,027	599	13,626
Conversion of Operating Partnership Units	624,106	6	—	10,765	—	—	10,771	(10,771)	—
Issuance of shares under dividend reinvestment plan	5,056	—	—	64	—	—	64	—	64
Stock-based management fee expense	62,301	1	—	823	—	—	824	—	824
Stock-based compensation expense	(1,403)	—	—	259	—	—	259	—	259
Dividends declared ($0.32 per share) and distributions	—	—	—	—	(6,098)	—	(6,098)	(432)	(6,530)
Other comprehensive income	—	—	—	—	—	710	710	—	710
Treasury stock	(2,953)	—	(42)	—	—	—	(42)	—	(42)
Balance at June 30, 2019	19,654,330	$197	$(352)	$273,438	$48,301	$532	$322,116	$23,470	$345,586

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERM FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”) which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and small balance commercial mortgage loans (“SBC loans”). The Company also acquires and originates small balance commercial loans (“SBC loans”). The SBC loans that the Company targets, through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The Company also originates SBC loans that it believes will provide an appropriate risk-adjusted total return. Additionally, the Company invests in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or through a direct acquisition. The Company also targets investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners, and will continue to manage the NPLs on its balance sheet. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

In 2018, the Company formed Gaea Real Estate Corp., a wholly-owned subsidiary of the Operating Partnership. The Company has elected to treat Gaea Real Estate Corp. as a TRS under the Code. Also during 2018, the Company formed Gaea Real Estate Operating Partnership, a wholly-owned subsidiary of Gaea Real Estate Corp., to hold investments in commercial real estate assets. The Company also formed BFLD Holdings LLC ("BFLD"), Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC. All entities are wholly-owned subsidiaries with the exception of BFLD, of which 10.0% is owned by a third-party investor.

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

The Company consolidates the results and balances of four subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trusts 2017-D ("2017-D") and Ajax Mortgage Loan Trusts 2018-C (“2018-C”) are securitization trusts that hold mortgage loans, REO property and secured debt; 2017-D is 50.0% owned by the Company, and 2018-C is 63.0% owned by the Company. BFLD is 90.0% owned by the Company, which holds a single commercial property. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries.

At inception, the Company’s Operating Partnership was a majority owned partnership that had a non-controlling ownership interest held by an unaffiliated third party included in non-controlling interests on the Company’s consolidated Balance Sheet. At December 31, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by the unaffiliated holder. The OP units were exchangeable on a 1 for 1 basis with shares of the Company’s common stock. During the Company’s second quarter of 2019, all 624,106 OP units held by the unaffiliated holder were exchanged for shares of the Company’s common stock. As a result, at June 30, 2019, the Operating Partnership was 100% owned by the Company. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.

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

Loans acquired with deterioration in credit quality

The loans acquired by the Company have generally suffered some credit deterioration subsequent to origination. As a result, the Company is required to account for the mortgage loans pursuant to ASC 310-30, Accounting for Loans with Deterioration in Credit Quality. The Company’s recognition of interest income for loans within the scope of ASC 310-30 is based upon it having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses expected cash flows to apply the effective interest method of income recognition.

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. RPLs have been determined to have common risk characteristics and are accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, NPLs have been determined to have common risk characteristics and are accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized in Interest income in the period the loan pays in full.

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

Investments at Fair Value

The Company’s Investments at Fair Value as of June 30, 2019 and December 31, 2018 consist of investments in Senior and Subordinate Notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the debt securities are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated Statements of Comprehensive Income.

Investments in Beneficial Interests

The Company’s Investments in Beneficial Interests as of June 30, 2019 and December 31, 2018 consist of investments in the trust certificates issued by joint ventures that the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate the investment. The Company recognizes income using the effective interest method and assess each Beneficial Interest for impairment on a quarterly basis.

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

Convertible Senior Notes

On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its convertible senior notes (the “notes”) due 2024, with follow-on offerings of an additional $20.5 million and $15.9 million, respectively, in aggregate principal amount completed on August 18, 2017 and November 19, 2018, respectively, which, combined with the notes from the April offering form a single series of securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.6602 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $15.06 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

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

Servicing Fees

The Company is also a party to Servicing Agreements (the "Servicing Agreements") with the Servicer. Under the Servicing Agreements by and between the Company and its joint ventures and the Servicer, the Servicer receives an annual servicing fee ranging from 0.42% annually of the Unpaid Principal Balance (“UPB”) to 1.25% annually of UPB. The servicing fee is based upon the status of the loan at acquisition. For certain of the Company’s secured borrowings, the servicing fee rate on loans pledged as collateral on the borrowings is reduced, on a loan-by-loan basis, when the loan meets certain performance criteria which vary by agreement. Servicing fees are paid monthly. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

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

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 78,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors, which are subject to a one-year vesting period. The Company also periodically issues additional restricted stock awards to its independent directors under the Director Plan. In addition, through March 31, 2019, each of the Company’s independent directors received an annual fee of $75,000, payable quarterly, 50% in shares of the Company’s common stock and 50% in cash. The annual fee was increased to $100,000, 40% of which is payable in shares of the Company's common stock and 60% in cash, which is effective as of April 1, 2019. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and recorded in stockholders' equity at quarter end.

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s convertible senior notes, by the weighted-average common shares outstanding, assuming all dilutive securities, including stock grants, shares issued in respect of the stock-based portion of the base fee payable to the Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s outstanding convertible senior notes were issued, and for the comparable period in 2018, the calculation assumes an increase in shares outstanding for shares that would have been issued in the event that the OP Units had been redeemed at the beginning of the comparable 2018 reporting period. If any such adjustments were to have the effect of producing an increase in diluted EPS (anti-dilutive), such adjustment would be excluded. Similarly, in the event the Company were to record a net loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-dilutive.

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

In August 2018, the SEC issued a final rule to amend certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements, U.S. GAAP or International Financial Reporting Standards ("IFRS"). Among other changes, the amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule - e.g. for a calendar year-end company, the first quarter of fiscal year 2019. The Company adopted the SEC’s final rule in the first quarter of 2019 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows on the date of adoption.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The main objective of this guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. To achieve this, the amendments in this guidance replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Specifically, the amendments in this guidance require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses - Targeted Transition Relief to allow financial statement preparers who had elected the fair value option for newly acquired financial assets to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13 for assets previously measured at amortized cost basis. The guidance in both ASU 2016-13 and ASU 2019-15 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, beginning with fiscal years after December 15, 2018. The Company is currently evaluating the effect of ASU 2016-13, but does not anticipate a material impact on its consolidated financial statements and related disclosures.

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

In May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other Topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses Transition Resource Group meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13. This guidance is effective for interim and annual reporting periods that are applicable to the original ASU’s affected by the codification improvements. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Note 3 — Mortgage Loans
The following table presents information regarding the carrying value for the mortgage loan categories of RPL loan pools, NPL loan pools and SBC loans as of June 30, 2019 and December 31, 2018 ($ in thousands):

Loan portfolio basis by asset type	June 30, 2019	December 31, 2018
Residential RPL loan pools	$1,129,379	$1,242,207
SBC loan pools	12,210	21,203
SBC loans non-pooled(1)	28,276	11,140
Residential NPL loan pools	28,275	36,323
Total	$1,198,140	$1,310,873

(1)	SBC loans not pooled are accounted for under ASC 310-20 versus ASC 310-30 for our loan pools.

Included on the Company’s consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 are approximately $1.2 billion and $1.3 billion, respectively, of RPLs, NPLs, and SBCs. RPLs, NPLs and SBCs are categorized at acquisition. The carrying value of all loans reflects the original investment amount, plus accrual of interest income and discount, less principal and interest cash flows received. The carrying values at June 30, 2019 for the Company's loans in the table above are reduced by an allowance for loan losses of $1.4 million, reflected in the totals for each line in the table above. The Company had $1.2 million allowance for loan losses at December 31, 2018. For the three and six months ended June 30, 2019 the Company recognized $0.1 million and $0.2 million of provision for loan loss. For the three and six months ended June 30, 2018, the Company recognized no provision for loan loss. For the three and six month periods ended June 30, 2019, the Company accreted $23.9 million and $50.3 million, respectively, into interest income with respect to its RPL, NPL and SBC loan pools. For the three and six month periods ended June 30, 2018, the Company accreted $25.9 million and $51.1 million, respectively, into interest income with respect to its RPL, NPL and SBC loan pools.
The Company’s RPL loan acquisitions during the three and six month periods ended June 30, 2019 consisted of 496 and 534 purchased RPLs with UPB of $106.6 million and $115.1 million. Comparatively during the three and six months ended June 30, 2018, the Company acquired 64 and 151 RPLs with UPB of $15.5 million and $35.2 million. No NPLs were directly purchased during the three and six months ended June 30, 2019 and 2018.
The Company acquired two and 21 SBC loans, with no deterioration in credit quality that are not accounted for by pooling, with $0.7 million and $18.4 million of UPB for the three and six months ended June 30, 2019 and no SBC loans, similarly not pooled for accounting, were acquired during the three and six months ended 2018.

The following table presents information regarding the accretable yield and non-accretable amount for purchased loan pools acquired during the following periods ($ in thousands):

	Three months ended June 30, 2019		Three months ended June 30, 2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$179,192	$—	$26,266	$—
Non-accretable amount	(60,748)	—	(8,703)	—
Expected cash flows to be collected	118,444	—	17,563	—
Accretable yield	(27,750)	—	(3,250)	—
Fair value at acquisition	$90,694	$—	$14,313	$—

	Six months ended June 30, 2019		Six months ended June 30, 2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$194,158	$—	$57,889	$—
Non-accretable amount	(66,248)	—	(18,277)	—
Expected cash flows to be collected	127,910	—	39,612	—
Accretable yield	(30,011)	—	(7,733)	—
Fair value at acquisition	$97,899	$—	$31,879	$—

The Company determines the accretable yield on new acquisitions by comparing the expected cash flows from the Company’s proprietary cash flow model to the remaining contractual cash flows at acquisition. The difference between the expected cash flows and the portfolio acquisition price is accretable yield. The difference between the remaining contractual cash flows and the expected cash flows is the non-accretable amount. Accretable yield and accretion amounts do not include any of the interest income on unpooled SBC loans at June 30, 2019 and 2018 ($ in thousands):

	Three months ended June 30, 2019		Three months ended June 30, 2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$296,328	$4,848	$317,519	$6,285
Accretable yield additions	27,750	—	3,250	—
Accretion	(23,598)	(317)	(25,272)	(628)
Reclassification from (to) non-accretable amount, net	(41,742)	(641)	6,957	(99)
Balance at end of period	$258,738	$3,890	$302,454	$5,558

	Six months ended June 30, 2019		Six months ended June 30, 2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$311,806	$6,459	$344,141	$7,370
Accretable yield additions	30,011	—	7,733	—
Accretion	(49,670)	(647)	(49,774)	(1,343)
Reclassification from (to) non-accretable amount, net	(33,409)	(1,922)	354	(469)
Balance at end of period	$258,738	$3,890	$302,454	$5,558
During the three months ended June 30, 2019, the Company reclassified a net $42.4 million from accretable yield to non-accretable amount, consisting of a $41.7 million transfer from accretable yield to non-accretable amount for RPLs, and a $0.6 million transfer from accretable yield to non-accretable amount for NPLs. Comparatively, during the three months ended June 30, 2018, the Company reclassified a net $6.9 million from non-accretable amount to accretable yield, consisting of a $7.0 million transfer from non-accretable amount to accretable yield for its RPLs and $0.1 million from accretable yield to non-

accretable amount on NPLs. The Company recalculates the amount of accretable yield and non-accretable amount on a quarterly basis. Reclassifications between the two categories are primarily based upon changes in expected cash flows and actual prepayments, including payoffs in full or in part. Additionally, the accretable yield and non-accretable amounts are revised when loans are reclassified to REO because the future expected cash flows are removed from the pool. The reclassifications in the second quarters of 2019 and 2018 are based on an updated assessment of projected loan cash flows as compared to the projection at March 31, 2019 and March 31, 2018, respectively. This is offset by the removal of the accretable yield for loans that are removed from the pool at sale or foreclosure and for loan payoffs, both in full or in part, prior to modeled expectations. The primary driver of the reclassification from accretable yield to non-accretable amount for the three and six months ending June 30, 2019 was the sale of $176.9 million of loans to an unconsolidated joint venture.
The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. An allowance for loan losses is established when it is probable the Company will not collect all amounts previously estimated to be collectible. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. During the quarter ended June 30, 2019, the Company recorded an impairment of $0.1 million on three of its NPL pools acquired in 2014 and 2015. No impairment was recorded for the quarter ended June 30, 2018. An analysis of the balance in the allowance for loan losses account follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Allowance for loan losses, beginning of period	$(1,318)	$—	$(1,164)	$—
Provision for loan losses	(85)	—	(239)	—
Allowance for loan losses, end of period	$(1,403)	$—	$(1,403)	$—
The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019			December 31, 2018
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	3,678	$717,857	$791,191	3,929	$757,276	$848,551
30	1,020	170,210	186,878	1,006	167,286	185,742
60	549	97,877	108,452	711	123,078	136,586
90	952	167,198	189,748	1,188	200,419	231,063
Foreclosure	199	44,998	57,621	277	62,814	79,777
Mortgage loans	6,398	$1,198,140	$1,333,890	7,111	$1,310,873	$1,481,719

Note 4 — Real Estate Assets, Net

The Company acquires REO either through direct purchases of properties for its rental portfolio or through conversions of mortgage loans in its portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Rental Property

As of June 30, 2019, the Company owned 19 REO properties with an aggregate carrying value of $20.9 million held for investment as rentals, at which time 15 properties were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure and eight were transferred from Property held-for-sale, where all eight were acquired through foreclosures. The remaining rental properties were directly purchased. As of December 31, 2018, the Company owned 21 REO properties with a carrying value of $17.6 million held for use as rentals, at which time 16 were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosures, and 12 were transferred from Property held-for-sale, where all 12 were acquired through foreclosures. The remaining rental properties were directly purchased.

Property Held-for-Sale

The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of June 30, 2019 and December 31, 2018, the Company’s net investments in REO held-for-sale were $21.3 million and $19.4 million, respectively, which include balances of $0.6 million and $2.2 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. For the six months ended June 30, 2019 and 2018, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
Property Held-for-sale	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	97	$18,580	136	$23,769	102	$19,402	136	$24,947
Transfers from mortgage loans	19	5,655	27	3,768	45	9,826	54	7,726
Adjustments to record at lower of cost or fair value	—	(526)	—	(744)	—	(1,001)	—	(1,152)
Disposals	(21)	(2,858)	(34)	(4,006)	(54)	(7,886)	(61)	(8,232)
Transfer from Rental property	2	537	1	58	5	1,417	5	498
Transfers to Rental property	—	—	—	—	(1)	(293)	(4)	(942)
Other	—	(53)	—	(38)	—	(130)	—	(38)
Balance at end of period	97	$21,335	130	$22,807	97	$21,335	130	$22,807

Dispositions

During the three months ended June 30, 2019 and 2018, the Company sold 21 and 34 REO properties, respectively, realizing a net gain of approximately $18,000 and net loss of $48,000, respectively. Comparatively, for the six months ended June 30, 2019 and 2018, the Company sold 54 and 61 REO properties, realizing net gains of approximately $0.1 million and $0.5 million, respectively. These amounts are included in Other income on the Company's consolidated Statements of Income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for the three months ended June 30, 2019 and 2018 of $0.5 million and $0.7 million, respectively. Comparatively, for the six months ended June 30, 2019 and 2018, the Company recorded lower of cost or net realizable value adjustments of $1.0 million and $1.2 million, respectively.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIE's, that the Company has sponsored but which the Company does not consolidate since it has determined it is not the primary beneficiary (See Note 10 - Related party transactions). The Company models the expected cash flows from the underlying loan pools held by the trusts using it's Manager's proprietary pricing model, and believes any unrealized losses to be temporary. The following table presents information regarding the Company's investments in debt securities and investments in beneficial interests ($ in thousands):

	As of June 30, 2019
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities(2)	$157,057	$660	$(128)	$157,590
Beneficial interests in securitization trusts	40,231	—	—	40,231
Total investments	$197,288	$660	$(128)	$197,821

(1)	Basis amount is net of any amortized discount and principal paydowns.

(2)	Carrying value excludes interest receivable on securities of $0.2 million.

	As of December 31, 2018
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$147,386	$250	$(825)	$146,811
Beneficial interests in securitization trusts	22,086	—	—	22,086
Total investments	$169,472	$250	$(825)	$168,897

(1)	Basis amount is net of any amortized discount and principal paydowns.

In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party trust. These securities were sold during the fourth quarter of 2018 for a gain of $0.2 million.

During 2019, the Company acquired $84.2 million in notes and beneficial interests issued by joint ventures between the Company and third party institutional investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment of the trust.  In certain transactions, the joint ventures also issued subordinate notes.  The Company acquired $57.5 million in senior notes and $9.3 million in subordinate notes, collectively “the Notes.” The Notes are accounted for as debt securities and carried at fair value.  As of June 30, 2019, the Company recorded a gross unrealized gain of $0.7 million and a gross unrealized loss of $0.1 million in fair valuation adjustments in accumulated other comprehensive income. The Company carried the Notes on the consolidated Balance Sheet at a fair value of $157.8 million, which includes $0.2 million in interest receivable. As of December 31, 2018, the Company recorded a gross unrealized gain of $0.3 million and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income and carried the Notes on the Company's consolidated balance sheet at fair value of $146.8 million. During 2019, the Company sold senior notes issued by certain joint ventures for total proceeds of $39.6 million and recognized a gain of $8,000, net of transaction fees.

The Company also acquired $17.4 million in beneficial interests issued by its sponsored joint ventures during 2019. The Company accounts for its investments in the beneficial interests at the lower of amortized cost or fair value and assesses its investment in beneficial interests for impairment on a quarterly basis.  As of June 30, 2019, the investments in beneficial interests were carried on the Company's consolidated Balance Sheet at $40.2 million. For the year ended December 31, 2018, the investments in beneficial interests were carried on the Company's consolidated Balance Sheet at $22.1 million.

Note 6 — Fair Value

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2019	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,198,140	$—	$—	$1,320,869
Investments in debt securities at fair value	$157,763	$—	$157,763	$—
Investments in beneficial interests	$40,231	$—	$40,231	$—
Investment in Manager	$1,409	$—	$—	$6,747
Investment in AS Ajax E	$985	$—	$1,279	$—
Investment in GAFS, including warrants	$2,973	$—	$—	$3,320
Financial liabilities
Secured borrowings, net	$506,741	$—	$—	$508,103
Borrowings under repurchase transactions	$554,122	$—	$554,122	$—
Convertible senior notes, net	$118,148	$128,606	$—	$—

		Level 1	Level 2	Level 3
December 31, 2018	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,310,873	$—	$—	$1,448,895
Investments in debt securities at fair value	$146,811	$—	$146,811	$—
Investments in beneficial interests	$22,086	$—	$22,086	$—
Investment in Manager	$1,016	$—	$—	$5,231
Investment in AS Ajax E	$1,037	$—	$1,239	$—
Investment in GAFS, including warrants	$2,844	$—	$—	$3,320
Financial liabilities
Secured borrowings, net	$610,199	$—	$—	$610,217
Borrowings under repurchase transactions	$534,089	$—	$534,089	$—
Convertible senior notes, net	$117,525	$118,103	$—	$—

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to REO is based upon the present value of future expected cash flows of the loans being transferred.

The Company values its Investments in debt securities and beneficial interests using estimates provided by banking institutions. The Company also relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on these investments as a comparison to the estimates received from banking institutions (See Note 5 - Investments).

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

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition basis plus improvements (cost) or net realizable value. Net realizable value is determined based on appraisals, broker price opinions, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018 ($ in thousands):

			Level 1	Level 2	Level 3
June 30, 2019	Carrying value	Six months ended fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$21,335	$1,001	$—	$—	$21,335

			Level 1	Level 2	Level 3
December 31, 2018	Carrying value	Fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$19,402	$2,700	$—	$—	$19,402

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

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. At both June 30, 2019 and December 31, 2018, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income, assets and liabilities of unconsolidated affiliates at 100%

	Three months ended June 30,		Six months ended June 30,
Net income at 100%	2019	2018	2019	2018
Thetis Asset Management LLC	$991	$561	$2,399	$1,245
AS Ajax E LLC	$77	$100	$153	$169
Great Ajax FS LLC(1)	$3	$261	$1,603	$376

	June 30, 2019		December 31, 2018
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC	$49,867	$26,176	$74,164	$52,184
Thetis Asset Management LLC	$10,222	$1,996	$8,604	$2,136
AS Ajax E LLC	$6,084	$2	$6,424	$13

Net income, assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended June 30,		Six months ended June 30,
Net income at the Company's share	2019	2018	2019	2018
Thetis Asset Management LLC	$196	$111	$475	$246
AS Ajax E LLC	$13	$17	$26	$28
Great Ajax FS LLC(1)	$1	$15	$129	$24

	June 30, 2019		December 31, 2018
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC	$3,989	$2,094	$5,933	$4,175
Thetis Asset Management LLC	$2,024	$395	$1,704	$423
AS Ajax E LLC	$1,004	$—	$1,060	$2

(1)	Net income at the Company's share is not directly proportionate to Net income at 100% due to the timing of the Company's acquisition during the three and six months ended June 30, 2018.

Consolidated affiliates

The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIE’s, and the Company has determined that it is the primary beneficiary of the VIE’s. See Note 9 - Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of June 30, 2019, AS Ajax E II LLC was 53.1% owned by the Company, with the remainder held by third parties. 2017-D and 2018-C are securitization trusts formed to hold mortgage loans, REO property and secured debt. As of June 30, 2019, 2017-D is 50% owned by a third-party institutional investor. As of June 30, 2019 2018-C was 63.0% owned by the Company, with the remainder held by third-party institutional investors. As of June 30, 2019 BFLD was 90.0% owned by the Company, with the remainder held by third-party institutional investors. The Company consolidates the results and balances of AS Ajax E II LLC, 2017-D, 2018-C and BFLD in its consolidated financial statements, and recognizes a non-controlling interest on its consolidated Balance Sheet for the amount of the investment due to the third party investors. Additionally, non-controlling interests in the earnings of AS Ajax E II LLC, 2017-D, 2018-C and BFLD are recognized in the Company’s consolidated Statement of Income, which consists of the proportionate amount of income attributable to the third party investors.

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

At June 30, 2019, the Company had commitments to purchase, subject to due diligence, nine mortgage loans secured by single-family residences with aggregate UPB of $2.1 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its third party institutional co-investors. See Note 15 - Subsequent Events, for remaining open acquisitions as of the filing date.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			June 30, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
July 8, 2019	June 7, 2019	$44,753	$44,753	$59,088	132%	4.17%
July 11, 2019	January 11, 2019	8,956	8,956	13,016	145%	4.75%
July 29, 2019	June 28, 2019	33,756	33,756	45,103	134%	4.15%
August 1, 2019	February 1, 2019	14,068	14,068	19,239	137%	4.81%
September 24, 2019	September 25, 2018	400,000	158,595	195,910	124%	4.94%
September 25, 2019	March 25, 2019	6,168	6,168	7,990	130%	4.43%
September 25, 2019	March 25, 2019	6,985	6,985	10,024	144%	4.58%
September 27, 2019	March 28, 2019	2,986	2,986	3,957	133%	4.43%
September 30, 2019	March 28, 2019	4,884	4,884	6,193	127%	4.43%
September 30, 2019	March 28, 2019	1,638	1,638	2,388	146%	4.58%
September 30, 2019	March 29, 2019	6,233	6,233	7,959	128%	4.40%
September 30, 2019	March 29, 2019	1,568	1,568	2,287	146%	4.55%
October 25, 2019	April 25, 2019	10,602	10,602	15,145	143%	4.52%
October 25, 2019	April 25, 2019	5,511	5,511	7,247	132%	4.37%
November 8, 2019	May 8, 2019	18,278	18,278	27,321	149%	4.52%
December 6, 2019	June 7, 2019	5,083	5,083	6,712	132%	4.16%
December 6, 2019	June 6, 2019	9,727	9,727	12,730	131%	4.17%
December 6, 2019	June 6, 2019	3,376	3,376	4,967	147%	3.97%
December 20, 2019	June 21, 2019	29,341	29,341	39,116	133%	4.12%
December 20, 2019	June 21, 2019	2,784	2,784	4,050	145%	4.12%
December 30, 2019	June 28, 2019	12,726	12,726	17,011	134%	3.95%
December 30, 2019	June 28, 2019	3,272	3,272	4,761	146%	3.95%
July 10, 2020	July 15, 2016	250,000	162,832	233,623	143%	4.88%
Totals		$882,695	$554,122	$745,837	135%	4.65%

			December 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 11, 2019	July 11, 2018	$8,956	$8,956	$12,834	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,376	131%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,024	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	15,846	126%	4.40%
April 25, 2019	October 26, 2018	10,549	10,549	15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,580	129%	4.65%
May 8, 2019	November 8, 2018	18,226	18,226	26,036	143%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	15,618	143%	4.84%
June 6, 2019	December 6, 2018	44,224	44,224	58,965	133%	4.65%
June 6, 2019	December 6, 2018	3,786	3,786	5,408	143%	4.80%
June 7, 2019	December 7, 2018	50,294	50,294	66,747	133%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	43,390	134%	4.62%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.77%
June 28, 2019	December 28, 2018	8,860	8,860	13,275	150%	4.64%
July 12, 2019	July 15, 2016	250,000	195,644	289,908	148%	5.00%
September 24, 2019	September 25, 2018	400,000	102,311	134,835	132%	4.89%
Totals		$886,134	$534,089	$745,211	140%	4.80%

The guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated Balance Sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at June 30, 2019 and December 31, 2018 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	June 30, 2019	December 31, 2018
Gross amount of recognized liabilities	$554,122	$534,089
Gross amount pledged as collateral	745,837	745,211
Net amount	$191,715	$211,122

Secured Borrowings

From inception (January 30, 2014) to June 30, 2019, the Company has completed 13 secured borrowings for its own Balance Sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at June 30, 2019. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest in the Class B certificates to third parties and 2018-C securitization, from which the Company sold a 95% interest in the Class A notes and 37% in the Class B notes and trust certificates, the Company has retained the subordinate notes and the trust certificates from the five secured borrowings outstanding at June 30, 2019.

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

The following table sets forth the original terms of all notes from our secured borrowings outstanding at June 30, 2019 at their respective cutoff dates:

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2017-A/ May 2017	May 25, 2020	Class A notes due 2057	$140.7 million	3.47%
	November 25, 2020	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	None	Class B-2 notes due 2057(1)	$10.8 million	5.25%
		Trust certificates(2)	$49.8 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	None	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(1)	$7.5 million	3.75%
		Trust certificates(2)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	November 25, 2021	Class A notes due 2060	$130.2 million	3.75%
	May 25, 2022	Class B-1 notes due 2060(1)	$13.0 million	5.25%

		Trust certificates(2)	$42.8 million	—%
		Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(4)	$177.8 million	3.75%
	None	Class B certificates (4)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	October 25, 2021	Class A notes due 2065(5)	$170.5 million	4.36%
	April 25, 2022	Class B notes due 2065(5)	$15.9 million	5.25%
		Trust certificates(5)	$40.9 million	—%
		Deferred issuance costs	$(2.0) million	—%

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.

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

(5)
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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates of between 0.42% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at June 30, 2019 and December 31, 2018, and the securitization cutoff date ($ in thousands):

	Balances at June 30, 2019				Balances at December 31, 2018				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2016-C	$—	$—		—%	$102,563	$69,692		147%	$157,808		$102,575
2017-A	149,215	92,872		161%	157,033	102,755		153%	216,413		140,669
2017-B	129,191	93,954		138%	132,902	99,857		133%	165,850		115,846
2017-C	141,692	100,899		140%	146,938	109,616		134%	185,942		130,159
2017-D	157,164	65,799	(1)	239%	163,791	69,528	(1)	236%	203,870	(2)	88,903
2018-C	187,234	157,700	(3)	119%	194,606	165,051	(3)	118%	222,181	(4)	167,910
	$764,496	$511,224	(5)	150%	$897,833	$616,499	(5)	146%	$1,152,064		$746,062

(1)
The gross amount of senior bonds at June 30, 2019 and December 31, 2018 were $131.6 million and $139.0 million however, only $65.8 million and $69.5 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.

(2)	Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.

(3)
2018-C contains notes held by the third party institutional investors for senior bonds and class B bonds. The gross amount of the senior and class B bonds at June 30, 2019 were $159.8 million and $15.9 million, however, only $151.8 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively. The gross amount of the senior and class B bonds at December 31, 2018 were $167.5 million and $15.9 million, however, only $159.2 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.

(4)	Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.

(5)	This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $4.5 million and $6.3 million as of June 30, 2019 and December 31, 2018, respectively.

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

The conversion rate currently equals 1.6602 shares of the Company's common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $15.06 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of June 30, 2019, the amount by which the if-converted value falls short of the principal value for the entire series is $8.7 million.

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

At June 30, 2019, the notes' UPB was $123.9 million, and discount and deferred expenses were $5.7 million. Interest expense of $2.6 million was recognized during the quarter ended June 30, 2019 which includes $0.3 million of amortization of discount and deferred expenses, respectively. The discount will be amortized through April 30, 2023, the date at which the notes can be converted by their holders. The effective interest rate of the notes for the quarter ended June 30, 2019 was 8.94%.

Note 10 — Related Party Transactions

The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

			Three months ended June 30,
Transaction	Consolidated Statement of Income location	Counterparty	2019	2018
Interest income	Interest income	Various non-consolidated joint ventures	$3,140	$238
Loan servicing fees	Related party expense – loan servicing fees	Gregory	2,274	2,672
Management fee	Related party expense – management fee	Thetis	1,652	1,440
Income from equity investment	Income from investments in affiliates	Thetis	196	111
Income from equity investment	Income from investments in affiliates	Great Ajax FS	1	15
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	—	10
Expense reimbursements	Other fees and expenses	Gregory	—	8

			Six months ended June 30,
Transaction	Consolidated Statement of Income location	Counterparty	2019	2018
Interest income	Interest income	Various non-consolidated joint ventures	$5,556	$369
Loan servicing fees	Related party expense – loan servicing fees	Gregory	4,780	5,141
Management fee	Related party expense – management fee	Thetis	3,340	2,972
Income from equity investment	Income from investments in affiliates	Thetis	475	246
Income from equity investment	Income from investments in affiliates	Great Ajax FS	129	24
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	—	99
Expense reimbursements	Other fees and expenses	Gregory	—	40

The Company’s consolidated Balance Sheets included the following significant related party balances ($ in thousands):

	As of June 30, 2019
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$18,686
Management fee payable	Management fee payable	Thetis	814
Expense reimbursements	Prepaid expenses and other assets	Thetis	89
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	94
Expense reimbursements	Accrued expenses and other liabilities	Various non-consolidated joint ventures	33
Expense reimbursements	Accrued expenses and other liabilities	Gregory	25

	As of December 31, 2018
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$14,587
Management fee payable	Management fee payable	Thetis	881
Expense reimbursements	Accrued expenses and other liabilities	Thetis	16
Expense reimbursements receivable	Prepaid expenses and other assets	Gregory	11
Expense reimbursements receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	4

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

During 2019 and 2018, the Company retained $84.2 million and $175.3 million, respectively, in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual balance of the trust after the outstanding debt obligations have been settled.  In certain transactions, the joint venture also issued subordinate notes.  In 2019, the Company retained $57.5 million in senior notes and $9.3 million in subordinate notes. In 2018, the Company retained $144.1 million in senior notes and $9.4 million in subordinate notes. The notes are accounted for as debt securities carried at fair value.  As of June 30, 2019 and December 31, 2018, the Notes were carried on the Company’s consolidated balance sheet at a fair value of $157.8 million and $146.8 million, respectively.

During the second quarter of 2019, the Company sold $176.9 million to a related party joint venture, Ajax Mortgage Loan Trust 2019-C ("2019-C") a joint venture with third party institutional investors and retained 34% or $8.0 million of the trust certificates and $12.1 million in debt securities. The Company recorded a $7.0 million gain on the sale. The retained securities are included in the notes and beneficial interests of $84.2 million discussed in the previous paragraph.

The Company also retained $17.4 million and $21.8 million in beneficial interests issued by joint ventures in 2019 and 2018, respectively. As of June 30, 2019, and December 31, 2018 the Investments in Beneficial Interests were carried on the Company's consolidated Balance Sheet at $40.2 million and $22.1 million, respectively.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which, through the end of 2018, was calculated as 20% of the amount by which total dividends on common stock and distributions on OP units exceeded 8% of book value on a per share basis. The Company’s Board of Directors approved the Second Amended and Restated Management Agreement (“the Amendment”) with the Manager, effective as of March 5, 2019, wherein the incentive fee was restructured into both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock, its distributions on its externally-held operating partnership units and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual Incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock and distributions on its externally-held operating partnership units within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company’s common stock and 80% of the remaining incentive fee is payable in cash. In the second quarter of 2019 no incentive fee was payable to the Manager.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the quarter ended June 30, 2019 of $1.6 million, of which the Company recorded $0.8 million in expense, payable in 58,398 shares of its common stock. No incentive fee was recorded during the quarter ended June 30, 2019. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions, with 58,398 shares still issuable at June 30, 2019. See Note 10 — Related party transactions.

In addition, each of the Company’s independent directors received an annual retainer of $75,000, payable quarterly, half of which was paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash. The annual fee was increased to $100,000, 40% of which is payable in shares of the Company's common stock and 60% in cash, which is effective as of April 1, 2019.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts):

Stock-based Management Fees and Director Fees

	For the three months ended June 30,
	2019		2018
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	58,398	$824	49,464	$772
Independent director fees	2,836	40	2,404	38
Totals	61,234	$864	51,868	$810

	For the six months ended June 30,
	2019		2018
	Number of shares	Amount of expense recognized(1)	Number of Shares	Amount of expense recognized(1)
Management fees	120,699	$1,552	98,620	$1,535
Independent director fees	5,600	78	4,820	76
Totals	126,299	$1,630	103,440	$1,611

(1)	All management fees and independent director fees are fully expensed in the period in which the relevant service is received by the Company.

Restricted Stock

Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period upon initial appointment to the Company’s Board. On August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2017 by forfeitures of 4,000 shares, in 2018 by forfeitures of 2,666 shares and in 2019 by forfeitures of 1,667 shares. On July 24, 2017, the Company granted 39,000 shares of restricted stock to employees of its Manager and Servicer, and on July 31, 2018, the Company granted 36,500 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2019 by forfeitures of 2,500 shares. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. The 2017 grant also includes a provision whereby the shares vest automatically upon the death of the grantee. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

In the first quarter of 2018, the Company’s Board of Directors approved a grant of 3,000 shares of stock to each independent director, with subsequent issuance in the second quarter of 2018. Half of the shares vested immediately upon issuance and the other half are subject to a one-year vesting period.

The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except per share amounts):

	Total Grants		Current period activity		Non-vested shares at June 30, 2019		Fully-vested shares at June 30, 2019
Three months ended June 30, 2019	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended June 30, 2019	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants 2018 (1)	12,000	$162	—	$—	—	$13.48	12,000	$13.48
Employee and Service Provider Grant 2016(2,5)	144,667	1,953	—	143	46,222	13.50	98,445	13.50
Employee and Service Provider Grant, granted 2017(3)	39,000	544	—	45	26,000	13.95	13,000	13.95
Employee and Service Provider Grant, granted 2018(4,6)	34,000	462	—	31	34,000	13.58	—	—
Totals	229,667	$3,121	—	$219	106,222	$13.64	123,445	$13.55

(1)	Half of the 12,000 shares granted vested immediately on the grant date while the remaining shares vest ratably over a one-year period. Grant is fully vested at June 30, 2019.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2019 is 0.1 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2019 is 1.1 years.

(4)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2019 is 2.1 years.

(5)	Totals are shown net of 2017 forfeitures of 4,000 shares, 2018 forfeitures of 2,666 shares and 2019 forfeitures of 1,667 shares.

(6)	Total is shown net of 2019 forfeitures of 2,500 shares.

	Total Grants		Current period activity		Non-vested shares at June 30, 2018		Fully-vested shares at June 30, 2018
Three months ended June 30, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended June 30, 2018	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants 2017 and earlier(1)	10,000	$146	—	$—	—	$—	10,000	$14.61
Directors' Grants 2018(2)	12,000	162	12,000	108	6,000	13.48	6,000	13.48
Employee and Service Provider Grant 2016(3,5)	146,334	1,978	—	163	96,667	13.50	49,667	13.50
Employee and Service Provider Grant 2017(4)	39,000	544	—	46	39,000	13.95	—	—
Totals	207,334	$2,830	12,000	$317	141,667	$13.62	65,667	$13.67

(1)	Vesting period is one-year from grant date. Grant is fully vested at June 30, 2018.

(2)
Half of the 12,000 shares granted vested immediately on the grant date while the remaining shares vest ratably over a one-year period. Weighted average remaining life of grant at June 30, 2018 is 0.7 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2018 is 1.1 years.

(4)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2018 is 2.1 years.

(5)	Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666.

	Total Grants		Activity		Non-vested shares at June 30, 2019		Fully-vested shares at June 30, 2019
Six months ended June 30, 2019	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the six months ended June 30, 2019	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	12,000	$162	—	$14	—	$13.48	12,000	$13.48
Employee and Service Provider Grant 2016(2,5)	144,667	1,953	—	306	46,222	13.50	98,445	13.50
Employee and Service Provider Grant 2017(3)	39,000	544	—	90	26,000	13.95	13,000	13.95
Employee and Service Provider Grant 2018(4,6)	34,000	462	—	72	34,000	13.58	—	—
Totals	229,667	$3,121	—	$482	106,222	$13.64	123,445	$13.55

(1)	Half of the 12,000 shares granted vested immediately on the grant date while the remaining shares vest ratably over a one-year period. Grant is fully vested at June 30, 2019.

(2)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2019 is 0.1 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2019 is 1.1 years.

(4)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2019 is 2.1 years.

(5)	Total is shown net of 2017 forfeitures of 4,000 shares, 2018 forfeitures of 2,666 shares and 2019 forfeitures of 1,667 shares.

(6)	Total is shown net of 2019 forfeitures of 2,500 shares.

	Total Grants		Activity		Non-vested shares at June 30, 2018		Fully-vested shares at June 30, 2018
Six months ended June 30, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the six months ended June 30, 2018	Shares	Per share grant date fair value	shares	Per share grant date fair value
Directors’ Grants 2017 and earlier(1)	10,000	$146	—	$—	—	$—	10,000	$14.61
Directors' Grants 2018(2)	12,000	162	12,000	108	6,000	13.48	6,000	13.48
Employee and Service Provider Grant 2016(3,5)	146,334	1,978	—	303	96,667	13.50	49,667	13.50
Employee and Service Provider Grant 2017(4)	39,000	544	—	91	39,000	13.95	—	—
Totals	207,334	$2,830	12,000	$502	141,667	$13.62	65,667	$13.67

(1)	Vesting period is one-year from grant date. Grant is fully vested at June 30, 2018.

(2)
Half of the 12,000 shares granted vested immediately on the grant date while the remaining shares vest ratably over a one-year period. Weighted average remaining life of grant at June 30, 2018 is 0.7 years.

(3)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2018 is 1.1 years.

(4)	Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2018 is 2.1 years

(5)	Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666.

Note 12 — Income Taxes

As a REIT, the Company must meet certain organizational and operational requirements including the requirement to distribute at least 90% of its annual REIT taxable income to its stockholders. And as a REIT, the Company generally will not be subject to U.S. federal income tax to the extent the Company distributes its REIT taxable income to its stockholders and provided the Company satisfies the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification.

The Company’s consolidated Financial Statements include the operations of three TRS entities, GA-TRS, GAJX Real Estate LLC and Gaea Real Estate Corp., which are subject to U.S. federal, state and local income taxes on their taxable income.

For the three and six months ended June 30, 2019, the Company’s consolidated taxable income was $14.3 million and $16.4 million, respectively; and provisions for income taxes were $38,000 and $0.1 million. For the three and six months ended June 30, 2018, the Company’s consolidated taxable income was $6.6 million and $13.4 million, respectively; and provisions for income taxes were $2,000 and $18,000. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at June 30, 2019 or 2018. The Company also recorded no interest or penalties for either the six months ended June 30, 2019 or 2018.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$13,027	19,169,941		$7,521	18,595,769
Allocation of earnings to participating restricted shares	(133)	—		(84)	—
Consolidated net income attributable to unrestricted common stockholders	$12,894	19,169,941	$0.67	$7,437	18,595,769	$0.40
Effect of dilutive securities
Operating Partnership units	107	349,774		243	624,106
Restricted stock grants and Manager and director fee shares(1)	—	—		84	208,862
Interest expense (add back) and assumed conversion of shares from convertible senior notes	2,545	8,212,872		2,146	7,048,080
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$15,546	27,732,587	$0.56	$9,910	26,476,817	$0.37

(1)
The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for June 30, 2019 would have been anti-dilutive and have been removed from the calculation.

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$20,357	18,991,817		$15,186	18,552,171
Allocation of earnings to participating restricted shares	(221)	—		(172)	—
Consolidated net income attributable to unrestricted common stockholders	$20,136	18,991,817	$1.06	$15,014	18,552,171	$0.81
Effect of dilutive securities
Operating Partnership units	346	486,182		502	624,106
Restricted stock grants and Manager and director fee shares	219	206,916		172	212,286
Interest expense (add back) and assumed conversion of shares from convertible senior notes	5,093	8,194,693		4,289	7,047,650
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$25,794	27,879,608	$0.93	$19,977	26,436,213	$0.76

Note 14 — Equity

Common stock

As of June 30, 2019 and December 31, 2018 the Company had 19,654,330 and 18,909,874 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred stock

The Company had no shares of preferred stock outstanding at June 30, 2019 and December 31, 2018. There were 25,000,000 shares authorized as of June 30, 2019 and December 31, 2018.

Treasury stock

As of June 30, 2019 the Company held 26,182 shares of treasury stock received through a distribution of the Company's shares previously held by its Manager. The Company held 20,277 shares of treasury stock at December 31, 2018.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the six months ended June 30, 2019 and 2018, 10,377 and 6,321 shares, respectively, were issued under the plan for total proceeds of approximately $0.1 million and $0.1 million, respectively.

At-the-Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the six months ended June 30, 2019 and 2018, no shares were sold under the at-the-market program.

Accumulated Other Comprehensive Loss

The Company recognizes temporary holding gains or losses on its investment in debt securities as components of Other comprehensive income/(loss). Accumulated other comprehensive gain/(loss) at June 30, 2019 and December 31, 2018 was as follows ($ in thousands):

Investments in securities:	June 30, 2019	December 31, 2018
Unrealized gains	$660	$250
Unrealized losses	(128)	(825)
Accumulated other comprehensive gain/(loss)	$532	$(575)

Non-controlling Interest

At June 30, 2019, the Company’s Operating Partnership was 100% owned by the Company. However, at December 31, 2018, the Operating Partnership was majority-owned by the Company, with 624,106 partnership units held by an unaffiliated third party. The OP units were exchangeable on a 1 for 1 basis with shares of the Company’s common stock.
During the Company’s second quarter, all the outstanding OP units held by the unaffiliated holder were exchanged for shares of the Company’s common stock, resulting in a reclassification within the Company's Consolidated Statement of Changes in Equity of $10.8 million from non-controlling interest to the Additional Paid-in Capital and Common Stock accounts. The Company consolidates the assets, liabilities, revenues and expenses of the Operating Partnership.

At June 30, 2019, the Company had non-controlling interests attributable to ownership interests by four legal entities.

During the year ended December 31, 2017, the Company established AS Ajax E II LLC, to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of June 30, 2019 the Company has retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.

During the year ended December 31, 2017, the Company established 2017-D, a securitization trust, which is 50% held by an institutional investor. As of June 30, 2019 the Company has retained 50% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

During the year ended December 31, 2018, the Company established 2018-C, a securitization trust, which is 37.0% held by an institutional investor. As of June 30, 2019 the Company has retained 63.0% of 2018-C and consolidates the assets, liabilities, revenues and expenses of the trust.

During the year ended December 31, 2018, the Company established BFLD, to purchase and hold REO property, which is 10.0% held by a third party. As of June 30, 2019 the Company has retained 90.0% of BFLD and consolidates the assets, liabilities, revenues and expenses of the entity.

Note 15 — Subsequent Events

Loan Acquisitions

Since quarter end the Company has agreed to acquire, subject to due diligence, eight residential RPLs with aggregate UPB of $1.8 million in two transactions from two sellers for our own account. The RPLs were acquired at 100.5% of UPB and the estimated market value of the underlying collateral is $2.9 million. The purchase price equaled 61.2% of the estimated market value of the underlying collateral.

The Company also agreed to acquire six commercial properties for an aggregate purchase price of $17.9 million in six separate transactions from six different sellers.

In joint ventures with third party institutional investors, the Company also agreed to acquire 737 RPLs with aggregate UPB of $161.7 million. The RPLs were acquired at 92.6% of UPB and the estimated market value of the underlying collateral is $270.6 million. The purchase price equaled 55.3% of the estimated market value of the underlying collateral.

Restricted shares granted

On July 22, 2019, the Company's Board of Directors approved a grant of 82,000 shares of restricted stock to employees of its Manager and Servicer with a grant date of August 1, 2019. The shares will vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date.

Dividend Declaration

On July 22, 2019, the Company’s Board of Directors declared a dividend of $0.32 per share, to be paid on August 30, 2019 to stockholders of record as of August 19, 2019.

Securitization

On July 26, 2019, the Company closed Ajax Mortgage Loan Trust 2019-D with $140.4 million of AAA rated senior securities, and aggregate of $16.2 million of AA and A rated securities issued with respect to $193.3 million of mortgage loans, all of which were RPLs. The AAA, AA and A rated securities have a weighted average coupon of 3.0124% and represent 81.05% of the UPB of the underlying mortgage loans.

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

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of re-performing loans ("RPLs"), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. We also acquire and originate small balance commercial loans (“SBC loans”). The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. We also originate SBC loans that we believe will provide an appropriate risk-adjusted total return. Additionally, we invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or through a direct acquisition. We may also target investments in non-performing loans
("NPLs") either directly or with joint venture partners. NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs either directly or with joint venture partners. We own a 19.8% equity interest in the Manager and an 8.0% equity interest in the parent company of our Servicer. GA-TRS is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

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

In 2018, we formed Gaea Real Estate Corp., a wholly-owned subsidiary of the Operating partnership. We have elected to treat Gaea Real Estate Corp. as a TRS under the Code. Also during 2018, we formed Gaea Real Estate Operating Partnership, a wholly-owned subsidiary of Gaea Real Estate Corp., to hold investments in commercial real estate assets. We also formed BFLD, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC. All entities are wholly-owned subsidiaries with the exception of BFLD, of which 10.0% is owned by a third party investor.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of June 30, 2019 and December 31, 2018 ($ in millions):

	June 30, 2019	December 31, 2018
Residential RPL loan pools	$1,129.4	$1,242.2
SBC loan pools	12.2	21.2
SBC loans non-pooled(1)	28.3	11.1
Residential NPL loan pools	28.3	36.3
REO	42.2	37.0
Investment in debt securities	157.8	146.8
Investment in beneficial interests	40.2	22.1
Total Real Estate Assets	$1,438.4	$1,516.7

(1)	SBC loans not pooled are accounted for using ASC 310-20 versus ASC 310-30 for our loan pools.

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

Results of Operations

For the three months ended June 30, 2019, we had net income attributable to common stockholders of $13.0 million, or $0.67 per share, for basic and $0.56 for diluted common shares. For the three months ended June 30, 2018, we had net income attributable to common stockholders of $7.5 million, or $0.40 per share, for basic and $0.37 for diluted common shares. Key items for the three months ended June 30, 2019 include:

•
Purchased $90.7 million of RPLs with an aggregate UPB of $106.6 million and underlying collateral values of $163.2 million; and acquired $0.7 million of small balance commercial mezzanine mortgage loans

•
Sold $176.9 million of loans with $200.1 million in UPB and collateral values of $320.1 million to a joint venture with third party accredited institutional investors for a gain of $7.0 million, and retained $20.1 million in varying classes of securities issued by the joint venture

•	Ended the quarter with $1.2 billion in net mortgage loans and $198.0 million of investments in debt securities and beneficial interests issued in joint ventures

•	Acquired one multi-family property for $2.3 million

•	Interest income of $28.1 million net of $0.4 million in servicing fee expense on loans held in certain of our joint ventures; Net interest income after provision for loan losses is $12.6 million

•	Net income attributable to common stockholders of $13.0 million

•	Basic earnings per share of $0.67 per share

•	Taxable income of $0.75 per share

•	Book value per share of $15.85 at June 30, 2019

•
Collected total cash of $59.9 million, exclusive of the results of our loan sale, including $52.4 million from our mortgage loan and REO portfolio and $7.5 million from our investments in debt securities and beneficial interests

•	Held $55.7 million of cash and cash equivalents at June 30, 2019

Table 1: Results of Operations

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2019	2018	2019	2018
INCOME
Interest income	$28,128	$26,690	$57,580	$52,281
Interest expense	(15,439)	(12,799)	(31,124)	(25,293)
Net interest income	12,689	13,891	26,456	26,988
Provision for loan losses	(85)	—	(239)	—
Net interest income after provision for loan losses	12,604	13,891	26,217	26,988
Income from investments in affiliates	257	197	718	389
Gain on sale of mortgage loans	7,014	—	7,014	—
Other income	828	689	1,938	2,143
Total income	20,703	14,777	35,887	29,520
EXPENSE
Related party expense – loan servicing fees	2,274	2,672	4,780	5,141
Related party expense – management fee	1,652	1,440	3,340	2,972
Loan transaction expense	191	35	260	390
Professional fees	634	506	1,496	1,115
Real estate operating expenses	887	944	1,673	1,393
Other expense	1,219	965	2,300	1,956
Total expense	6,857	6,562	13,849	12,967
Loss on debt extinguishment	182	—	182	—
Income before provision for income taxes	13,664	8,215	21,856	16,553
Provision for income taxes	38	2	109	18
Consolidated net income	13,626	8,213	21,747	16,535
Less: consolidated net income attributable to the non-controlling interest	599	692	1,390	1,349
Consolidated net income attributable to common stockholders	$13,027	$7,521	$20,357	$15,186

Our consolidated net income attributable to common stockholders increased $5.5 million for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. On May 1, 2019, we sold 962 primarily non-clean-pay mortgage loans with a carrying value of $176.9 million, a UPB of $200.1 million and aggregate property value of $320.1 million to 2019-C a joint venture with third party accredited institutional investors. The senior securities represent 75% of the UPB of the underlying mortgage loans and carry a 3.95% interest rate. Based on the structure of the transaction we do not consolidate 2019-C under GAAP. We retained 34% or $8.0 million of the equity of the trust and $12.1 million in debt securities. On May 25, 2019, we used a portion of the proceeds from the sale to retire the bonds issued by Ajax Mortgage Trust 2016-C. We estimate that the sale added approximately $5.2 million to net income for the quarter after netting out the impact of foregone interest income, reduced interest expense and other loan related expenses.We did not sell any loans during the quarter ended June 30, 2018.

Net Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Net interest income after provision for loan losses decreased to $12.6 million for the three months ended June 30, 2019 from $13.9 million for the three months ended June 30, 2018. The key driver was primarily due to the reduction in the average balance of our loan portfolio compared to the previous quarter from the sale of loans to our 2019-C securitization on May 1, 2019. While we acquired $90.7 million of RPLs with an aggregate UPB of $106.6 million, and underlying collateral values of $163.2 million and two mezzanine SBCs with total UPB of $0.7 million that represented 18.2% of the underlying collateral value of $3.6 million, these loans were only on our consolidated Balance Sheet for a weighted average 20 days during the quarter and provided minimal offset to the 60 days of lost income from the loan sale.

For the three and six months ended June 30, 2019 we recorded provisions for loan loss of $0.1 million and $0.2 million, respectively, due to impairments of certain loan pools. The impairments are driven by small remaining pool size as cash flow fluctuations on individual loans are not offset by the small remaining value of loans in the pool. Despite the impairments on these pools, we continue to experience a sustained level of increased performance across the majority of our loan pools. These three pools total approximately $19.5 million in remaining carrying value. Also, we continued to see an elevated volume of payoffs as borrowers continued to refinance or sell the underlying property. No provisions for loan loss were recorded for the three and six month periods ended June 30, 2018.

The weighted average balance of our mortgage loan portfolio was $1.2 billion for the three months ended June 30, 2019 and 2018. Additionally, we collected $59.9 million, excluding the loan sales proceeds, in cash payments and proceeds on our mortgage loans, our REO held-for-sale and our investments in securities for the three months ended June 30, 2019 compared to collections of $56.5 million for the three months ended June 30, 2018.

The interest income detail for the three months ended June 30, 2019 and 2018 are included in the table below ($ in thousands):

Table 2: Interest income detail

	Three months ended June 30,		Six months ended June 30,
	2019	2018(1)	2019	2018(1)
Accretable yield recognized on RPL, NPL and SBC loans, pooled	$24,079	$25,900	$50,632	$51,117
Interest income on securities	3,140	238	5,556	369
Interest income earned on SBC loans	627	258	785	477
Bank interest income	285	61	605	66
Other interest income/(expense)	(3)	233	2	252
Interest income	$28,128	$26,690	$57,580	$52,281
Provision for loan losses	(85)	—	(239)	—
Interest income after provision for loan losses	$28,043	$26,690	$57,341	$52,281

(1)	Includes reclass of income from other interest income to interest income on securities.

The interest income on our mortgage loan portfolio decreased for the three months ended June 30, 2019 and June 30, 2018 primarily due to the sale of loans to our 2019-C securitization and the resulting decrease in the average balance of our mortgage loan portfolio.

The average balance of our mortgage loan portfolio, investment in securities and debt outstanding for the three months ended June 30, 2019 and 2018 are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended June 30,
	2019	2018
Average mortgage loan portfolio	$1,199,421	$1,235,455
Average carrying value of debt securities and beneficial interests	$192,129	$16,262
Total average asset level debt	$1,107,812	$941,533

Gain on sale of mortgage loans

On May 1, 2019, we sold 962 primarily non-clean-pay mortgage loans with a carrying value of $176.9 million, a UPB of $200.1 million and aggregate property value of $320.1 million to 2019-C a joint venture with third party accredited institutional investors for a gain of $7.0 million. The senior securities represent 75% of the UPB of the underlying mortgage loans and carry a 3.95% interest rate. Based on the structure of the transaction we do not consolidate 2019-C under GAAP. We retained 34% or $8.0 million of the equity of the trust and $12.1 million in debt securities.

Other Income

Other income increased for the three and six months ended June 30, 2019 as compared to the three and six months ended 2018 due to increased rental income as a result of our recent acquisitions of rental properties, offset by lower late fee income and lower income from the federal government's Home Affordable Modification Program ("HAMP") as more loans reach the five-year threshold for where any additional fees will have been earned. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	Three months ended June 30,		Six months ended June 30,
	2019	2018(1)	2019	2018(1)
Rental Income	$468	$92	$853	$170
Late fee income	215	251	445	440
HAMP fees	127	394	511	998
Net gain/(loss) on sale of Property held-for-sale	18	(48)	121	535
Other income	—	—	8	—
Total Other Income	$828	$689	$1,938	$2,143

(1)	Includes reclass of other income to rental income.

Expenses

Total expenses for the three and six months ended June 30, 2019 increased from the three and six months ended June 30, 2018. Loan servicing fees and management fees increased in June 30, 2019 relative to the comparable period in 2018 due to continued growth in our asset and equity bases. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Related party expense – loan servicing fees	$2,274	$2,672	$4,780	$5,141
Related party expense - management fee	1,652	1,440	3,340	2,972
Other expense	1,219	965	2,300	1,956
Real estate operating expenses	887	944	1,673	1,393
Professional fees	634	506	1,496	1,115
Loan transaction expense	191	35	260	390
Total expenses	$6,857	$6,562	$13,849	$12,967

Other expense increased for the three and six months ended June 30, 2019, over the comparable period in 2018 primarily due to restricted stock granted to our employees, lien release non due diligence and insurance expense, partially offset by a reduction in servicing related expenses. Servicing related expenses declined on lower mortgage loan balances, and because or interest income from debt securities and beneficial interests is net of servicing fees which are an element of expense only at the trust which holds the loans. Our taxes and regulatory expense increased due to additional filing fees. Borrowing related expenses consist primarily of costs of maintaining current BPOs for properties and loans used as collateral under the terms of our repurchase lines of credit. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended June 30,		Six months ended June 30,
	2019	2018(1)	2019	2018(1)
Employee and service provider share grants	$219	$208	$469	$392
Lien release non due diligence	197	3	215	7
Insurance	159	122	318	252
Taxes and regulatory expense	152	127	264	154
Borrowing related expenses	137	107	334	331
Directors' fees and grants	109	191	206	273
Travel, meals, entertainment	88	87	189	219
Software licenses and amortization	60	51	107	96
Other expense	50	29	99	161
Internal audit services	48	40	99	71
Total Other expense	$1,219	$965	$2,300	$1,956

(1)
Includes reclass of prior servicer servicing fee from related party expense - loan servicing fee to Other expense, reclass of communications to Other expense, reclass of internal audit services from other expense and reclass of software licenses and amortization from other expense.

Equity and Net Book Value per Share

Our net book value per share was $15.85 and $15.59 at June 30, 2019 and December 31, 2018, respectively. While GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, and the subtraction of non-controlling interests classified in equity, by total adjusted shares outstanding, which include OP Units (which are redeemable on a 1-for-1 basis into shares of our common stock) and shares for Manager and director fees that were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Share

	June 30, 2019	December 31, 2018
Outstanding shares	19,654,330	18,909,874
Adjustments for:
Operating partnership units	—	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	61,234	53,431
Conversion of convertible senior notes into shares of common stock	8,224,631	8,143,385
Total adjusted shares outstanding	27,940,195	27,730,796

Equity at period end	$345,586	$334,279
Net increase in equity from expected conversion of convertible senior notes	120,669	120,669
Adjustment for equity due to non-controlling interests	(23,479)	(22,593)
Adjusted equity	$442,776	$432,355
Book value per share	$15.85	$15.59

Mortgage Loan Portfolio

For the three and six months ended June 30, 2019, we acquired 496 and 534 RPLs for acquisition prices of $90.7 million and $97.9 million, respectively, representing 85.1% of UPB in each case. Comparatively, for the three and six months ended June 30, 2018, we acquired 64 and 151 RPLs, respectively, for $14.3 million and $31.9 million, respectively, representing 92.1% and 90.4% of UPB, respectively. For the three and six months ended June 30, 2019, we acquired two and 21 SBC loans, respectively, with UPB of $0.7 million and $18.4 million, respectively, that represented 18.2% and 57.1% of the underlying collateral value of $3.6 million and $32.3 million, respectively. No non-pooled loans were acquired during the three and six months ended June 30, 2018.

No NPLs were acquired directly for our own account during the three and six month periods ended June 30, 2019 and 2018. We ended the period with $1.2 billion of mortgage loans with an aggregate UPB of $1.3 billion as of June 30, 2019 and $1.2 billion of mortgage loans with an aggregate UPB of $1.4 billion as of June 30, 2018.

The following table shows loan portfolio acquisitions that includes paid in full loans after acquisition but before boarding by the Servicer, for the three and six months ended June 30, 2019, and 2018 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
RPLs
Count	496	64	534	151
UPB	$106,559	$15,549	$115,054	$35,248
Purchase price	$90,694	$14,313	$97,899	$31,879
Purchase price % of UPB	85.1%	92.1%	85.1%	90.4%

Table 9: Commercial loans non-pooled

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
SBC loans non-pooled
Count	2	—	21	—
UPB	$664	$—	$18,440	$—
Undrawn UPB at acquisition	$808	$—	$1,277	$—
Issue price % of collateral value	18.2%	—%	57.1%	—%

During the three and six months ended June 30, 2019, 1,122 and 1,273 mortgage loans, representing 16.4% and 18.3% of our ending UPB, were liquidated, including conversions to REO property. Comparatively, during the three and six months ended 2018, 158 and 280 mortgage loans, representing 2.3% and 3.9% of our ending UPB, were liquidated, including conversions to REO property. Our loan portfolio activity for the three and six months ended June 30, 2019 and 2018 are presented below ($ in thousands):

Table 10: Loan Portfolio Activity

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Beginning carrying value	$1,313,677	$1,247,213	$1,310,873	$1,253,541
RPL, NPL and SBC pool portfolio acquisitions, net cost basis	90,694	14,313	97,899	31,879
SBC non-pooled portfolio acquisitions, net cost basis	656	—	18,449	—
Draws on SBC loans	391	150	391	267
Accretion recognized	24,046	25,913	50,632	51,139
Payments received, net	(48,670)	(52,719)	(93,130)	(98,186)
Reclassifications to REO	(5,655)	(3,768)	(9,826)	(7,726)
Sale of mortgage loans	(176,888)	—	(176,888)	—
Provision for loan losses	(85)	—	(239)	—
Other	(26)	93	(21)	281
Ending carrying value	$1,198,140	$1,231,195	$1,198,140	$1,231,195

Table 11: Portfolio Composition

As of June 30, 2019 and December 31, 2018, our portfolios consisted of the following ($ in thousands):

June 30, 2019(1,2)		December 31, 2018(1,2)
No. of Loans	6,398	No. of Loans	7,111
Total UPB	$1,333,890	Total UPB	$1,481,719
Interest-Bearing Balance	$1,255,139	Interest-Bearing Balance	$1,383,978
Deferred Balance(3)	$78,751	Deferred Balance(3)	$97,741
Market Value of Collateral(4)	$1,859,672	Market Value of Collateral(4)	$2,024,831
Price/Total UPB(5)	83.0%	Price/Total UPB(5)	82.1%
Price/Market Value of Collateral	62.0%	Price/Market Value of Collateral	62.3%
Weighted Average Coupon	4.57%	Weighted Average Coupon	4.54%
Weighted Average LTV(6)	83.8%	Weighted Average LTV(6)	85.9%
Weighted Average Remaining Term (months)	308	Weighted Average Remaining Term (months)	312
No. of first liens	6,330	No. of first liens	7,085
No. of second liens	68	No. of second liens	26
No. of Rental Properties	19	No. of Rental Properties	21
Capital Invested in Rental Properties	$21,260	Capital Invested in Rental Properties	$17,854
RPLs loans(7)	94.2%	RPLs loans(7)	94.7%
NPLs loans	2.4%	NPLs loans	2.8%
Small-balance commercial loans(7)	3.4%	Small-balance commercial loans(7)	2.5%
No. of Other REO	97	No. of Other REO	102
Market Value of Other REO(8)	$23,797	Market Value of Other REO(8)	$21,143

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

(5)
At June 30, 2019 and December 31, 2018, our loan portfolio consists of fixed rate (52.5% of UPB), ARM (10.1% of UPB) and Hybrid ARM (37.4% of UPB); and fixed rate (53.8% of UPB), ARM (10.1% of UPB) and Hybrid ARM (36.1% of UPB), respectively.

(6)	UPB as of June 30, 2019 and December 31, 2018, divided by market value of collateral and weighted by the UPB of the loan.

(7)	The calculation on RPLs and the calculation of SBC loans reflects all SBC loans in the calculation of SBC loans. Previously, certain SBC loans acquired in accretable loan pools were included in RPLs.

(8)	Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, BPOs, or other market indicators of fair value including list price or contract price.

Real Estate property acquisitions

During the three and six months ended June 30, 2019, we directly acquired one and two multi-family apartment buildings, respectively, for $2.3 million and $4.6 million, respectively, not including properties acquired through foreclosure or transferred from loans to rental property or property held-for-sale.

Table 12: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of June 30, 2019 and December 31, 2018, respectively ($ in thousands):

Portfolio at June 30, 2019

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	649	3,701	1,700	337	11
Unpaid principal balance	$162,576	$865,582	$280,181	$24,566	$985
Mortgage loan portfolio by year of origination	12.2%	64.9%	21.0%	1.8%	0.1%
Loan Attributes:
Weighted average loan age (months)	80.5	148.4	180.3	254.1	380.9
Weighted Average loan-to-value	89.2%	81.8%	67.4%	56.4%	32.9%
Delinquency Performance:
Current	66.8%	57.8%	60.2%	51.5%	21.2%
30 days delinquent	11.8%	14.3%	14.3%	15.8%	32.4%
60 days delinquent	5.8%	8.6%	8.2%	7.9%	5.8%
90+ days delinquent	11.3%	14.7%	14.0%	18.5%	40.6%
Foreclosure	4.3%	4.6%	3.3%	6.3%	—%

Portfolio at December 31, 2018

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	542	4,268	1,897	389	15
Unpaid principal balance	$131,577	$999,659	$320,583	$29,038	$862
Mortgage loan portfolio by year of origination	8.9%	67.4%	21.6%	2.0%	0.1%
Loan Attributes:
Weighted average loan age (months)	80.5	143.1	174.0	249.6	378.6
Weighted Average loan-to-value	78.5%	89.9%	75.2%	66.1%	24.7%
Delinquency Performance:
Current	61.8%	56.9%	57.4%	47.8%	46.1%
30 days delinquent	9.4%	12.5%	13.5%	15.9%	0.5%
60 days delinquent	6.6%	9.3%	9.8%	10.6%	43.0%
90+ days delinquent	14.7%	16.1%	14.0%	21.1%	10.4%
Foreclosure	7.5%	5.2%	5.3%	4.6%	—%

Table 13: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at June 30, 2019 and December 31, 2018 ($ in thousands):

June 30, 2019						December 31, 2018
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	1,063	393,852	29.5%	589,602	31.7%	CA	1,169	423,694	28.6%	624,339	30.9%
FL	710	123,156	9.2%	160,363	8.6%	FL	845	154,443	10.4%	199,423	9.8%
NY	335	109,338	8.2%	166,435	8.9%	NY	346	115,878	7.8%	172,521	8.5%

NJ	299	68,441	5.1%	81,625	4.4%	MD	302	76,698	5.2%	88,628	4.4%
MD	265	66,766	5.0%	76,510	4.1%	NJ	292	69,194	4.7%	80,625	4.0%
GA	367	49,829	3.7%	62,900	3.4%	GA	408	55,666	3.8%	69,406	3.4%
VA	218	46,840	3.5%	60,907	3.3%	TX	476	49,702	3.4%	83,854	4.1%
IL	231	43,758	3.3%	51,139	2.7%	VA	234	48,101	3.2%	61,423	3.0%
TX	407	41,985	3.1%	71,899	3.9%	MA	207	47,593	3.2%	65,177	3.2%
MA	189	40,568	3.0%	57,962	3.1%	IL	217	44,974	3.0%	49,625	2.5%
NC	246	34,157	2.6%	46,386	2.5%	NC	290	41,635	2.8%	54,258	2.7%
WA	119	30,216	2.3%	45,372	2.4%	AZ	194	33,579	2.3%	42,166	2.1%
AZ	164	28,141	2.1%	36,453	2.0%	WA	129	31,574	2.1%	44,961	2.2%
NV	112	22,756	1.7%	29,076	1.6%	NV	126	25,198	1.7%	31,647	1.6%
PA	186	22,263	1.7%	28,351	1.5%	PA	199	22,887	1.5%	29,553	1.5%
SC	135	16,970	1.3%	22,892	1.2%	SC	154	20,527	1.4%	27,697	1.4%
MI	104	16,000	1.2%	24,795	1.3%	MI	120	18,654	1.3%	27,920	1.4%
OR	72	14,379	1.1%	22,287	1.2%	OH	130	15,943	1.1%	18,250	0.9%
CO	67	14,130	1.1%	25,193	1.4%	CO	80	15,672	1.1%	26,364	1.3%
OH	111	13,884	1.0%	15,855	0.9%	TN	131	14,725	1.0%	21,579	1.1%
CT	76	13,412	1.0%	17,242	0.9%	OR	73	14,508	1.0%	21,641	1.1%
TN	117	12,917	1.0%	19,960	1.1%	CT	73	13,349	0.9%	16,895	0.8%
MN	58	10,756	0.8%	13,417	0.7%	IN	115	11,675	0.8%	14,049	0.7%
MO	81	10,267	0.8%	12,675	0.7%	MO	92	11,611	0.8%	14,298	0.7%
IN	100	9,811	0.7%	12,605	0.7%	MN	64	11,591	0.8%	14,730	0.7%
UT	55	9,553	0.7%	14,895	0.8%	UT	67	10,906	0.7%	16,323	0.8%
LA	75	7,805	0.6%	11,605	0.6%	HI	23	8,698	0.6%	11,795	0.6%
HI	18	7,495	0.6%	10,383	0.6%	LA	75	7,540	0.5%	11,538	0.6%
DE	33	6,557	0.5%	7,422	0.4%	WI	48	6,930	0.5%	8,033	0.4%
WI	38	4,898	0.4%	5,857	0.3%	DE	35	6,756	0.5%	7,525	0.4%
DC	17	4,742	0.4%	6,548	0.4%	AL	55	6,626	0.4%	7,559	0.4%
NM	29	4,597	0.3%	5,466	0.3%	DC	22	5,920	0.4%	9,051	0.4%
KY	36	4,048	0.3%	5,420	0.3%	KY	42	5,015	0.3%	6,373	0.3%
AL	43	3,620	0.3%	4,534	0.2%	NM	28	4,408	0.3%	5,205	0.3%
RI	16	3,417	0.3%	4,376	0.2%	NH	21	3,982	0.3%	5,450	0.3%
NH	18	3,394	0.3%	4,776	0.3%	RI	18	3,840	0.3%	4,791	0.2%
OK	32	2,762	0.2%	4,085	0.2%	OK	36	2,916	0.2%	4,470	0.2%
MS	25	2,363	0.2%	2,964	0.2%	MS	25	2,503	0.2%	3,092	0.2%
ID	14	1,744	0.1%	2,734	0.1%	ID	17	2,320	0.2%	3,728	0.2%
ME	12	1,683	0.1%	1,999	0.1%	WV	19	2,119	0.1%	2,705	0.1%
WV	17	1,619	0.1%	2,208	0.1%	IA	20	1,827	0.1%	2,172	0.1%
IA	16	1,613	0.1%	2,001	0.1%	KS	23	1,825	0.1%	2,920	0.1%
KS	19	1,498	0.1%	2,561	0.1%	ME	12	1,698	0.1%	1,958	0.1%
AR	19	1,413	0.1%	1,910	0.1%	AR	20	1,620	0.1%	2,198	0.1%
MT	5	705	0.1%	1,054	0.1%	NE	9	962	0.1%	1,309	0.1%
PR	7	635	0.1%	938	0.1%	PR	8	941	0.1%	1,238	0.1%
NE	5	612	0.1%	748	0.1%	SD	4	720	—%	928	—%
WY	5	594	—%	760	0.1%	VT	3	606	—%	654	—%
SD	3	515	—%	678	—%	WY	5	599	—%	760	—%
ND	4	506	—%	750	—%	MT	4	597	—%	905	—%
VT	2	468	—%	470	—%	ND	4	516	—%	750	—%
AK	2	256	—%	372	—%	AK	2	258	—%	372	—%
VI	1	186	—%	257	—%
	6,398	1,333,890	100.0%	1,859,672	100.0%		7,111	1,481,719	100.0%	2,024,831	100.0%

(1)	As of date of acquisition.

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

As of June 30, 2019, and December 31, 2018, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, beneficial interests and rental properties. We also held approximately $55.7 million of cash and cash equivalents, an increase of $0.6 million from our balance of $55.1 million at December 31, 2018. Our average daily cash balance during the quarter was $48.9 million, a decrease of $20.0 million from our average daily cash balance of $68.9 million during the three months ended December 31, 2018.

Our principal and interest payments on mortgage loans and securities, payoffs of mortgage loans and proceeds on the sale of our property held-for-sale and sale of debt securities held as investments were $123.1 million and $106.9 million for the six months ended June 30, 2019 and 2018, respectively.

Our operating cash outflows, including the effect of restricted cash, for the six months ended June 30, 2019 and 2018 were $10.1 million and $2.1 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $29.5 million and $29.9 million for the six months ended June 30, 2019 and 2018, respectively. Non-cash interest income accretion was $21.1 million and $21.2 million for the six months ended June 30, 2019 and 2018, respectively. We also recognized a gain of $7.0 million due to the sale of our mortgage loans to our 2019-C securitization for the six months ended June 30, 2019. No loans were sold during the six months ended June 30, 2018. Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that Operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be Investing activities under GAAP, and the cash flows from these activities are included in the Investing section of our consolidated statements of cash flows.

For the six months ended June 30, 2019 our investing cash inflow of $112.5 million was primarily driven by the sale of mortgage loans to our 2019-C securitization of $184.1 million and principal payments on and payoffs of our mortgage loan portfolio of $63.6 million, principal payments on and payoffs of our debt securities and beneficial interests of $22.1 million, and sale of $39.6 million of debt securities held as investments, offset by purchases of debt securities and beneficial interests of $84.2 million and acquisitions of mortgage loans of $116.3 million. For the six months ended June 30, 2018 our investing cash inflow of $13.8 million is primarily driven by principal payments on and payoffs of our mortgage loan portfolio of $68.3 million and sale of our property held-for-sale offset by the acquisitions of our mortgage loans of $31.9 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the six months ended June 30, 2019, we had net financing cash outflows of $101.8 million from our pay down of existing debt obligation offset by our repurchase agreements of $147.4 million. For the six months ended June 30, 2018, we had net cash outflows from financing activities of $57.8 million as we had nominal loan acquisition activity requiring financing but continued to pay down existing debt obligations. For the six months ended June 30, 2019 and 2018 we paid $13.7 million and $14.1 million, respectively, in combined dividends and distributions.

Financing Activities — Equity offerings

During the six months ended June 30, 2019, we did not sell any shares of common stock under our At-the-Market Issuance Sales Agreements which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From inception (January 30, 2014) to June 30, 2019, we have completed 13 secured borrowings for our own Balance Sheet, not including our off-balance sheet securitization trusts in which we hold investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at June 30, 2019. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated Balance Sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our Ajax Mortgage Loan Trusts 2017-D ("2017-D") secured borrowings, from which we sold a 50% interest in the residual equity to third parties and 2018-C secured borrowings, from which we sold a 95% interest in the Class A notes and 37% in the Class B and trust certificates, we have retained the subordinate notes and the trust certificates from the five secured borrowings outstanding at June 30, 2019.

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

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at June 30, 2019 at their respective cutoff dates:

Table 14: Secured Borrowings

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2017-A/ May 2017	May 25, 2020	Class A notes due 2057	$140.7 million	3.47%
	November 25, 2020	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	None	Class B-2 notes due 2057(1)	$10.8 million	5.25%
		Trust certificates(2)	$49.8 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	None	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(1)	$7.5 million	3.75%
		Trust certificates(2)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	November 25, 2021	Class A notes due 2060	$130.2 million	3.75%
	May 25, 2022	Class B-1 notes due 2060(1)	$13.0 million	5.25%
		Trust certificates(2)	$42.8 million	—%
		Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(4)	$177.8 million	3.75%
	None	Class B certificates (4)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	October 25, 2021	Class A notes due 2065(5)	$170.5 million	4.36%
	April 25, 2022	Class B notes due 2065(5)	$15.9 million	5.25%
		Trust certificates(5)	$40.9 million	—%
		Deferred issuance costs	$(2.0) million	—%

(1)	The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.

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

(5)
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

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.”

One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have two repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are the class B bonds and certificates from our securitization transactions. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at June 30, 2019 and December 31, 2018 is as follows ($ in thousands):

Table 15: Repurchase Transactions by Maturity Date

			June 30, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
July 8, 2019	June 7, 2019	$44,753	$44,753	$59,088	132%	4.17%
July 11, 2019	January 11, 2019	8,956	8,956	13,016	145%	4.75%
July 29, 2019	June 28, 2019	33,756	33,756	45,103	134%	4.15%
August 1, 2019	February 1, 2019	14,068	14,068	19,239	137%	4.81%
September 24, 2019	September 25, 2018	400,000	158,595	195,910	124%	4.94%
September 25, 2019	March 25, 2019	6,168	6,168	7,990	130%	4.43%
September 25, 2019	March 25, 2019	6,985	6,985	10,024	144%	4.58%
September 27, 2019	March 28, 2019	2,986	2,986	3,957	133%	4.43%
September 30, 2019	March 28, 2019	4,884	4,884	6,193	127%	4.43%
September 30, 2019	March 28, 2019	1,638	1,638	2,388	146%	4.58%
September 30, 2019	March 29, 2019	6,233	6,233	7,959	128%	4.40%
September 30, 2019	March 29, 2019	1,568	1,568	2,287	146%	4.55%
October 25, 2019	April 25, 2019	10,602	10,602	15,145	143%	4.52%
October 25, 2019	April 25, 2019	5,511	5,511	7,247	132%	4.37%
November 8, 2019	May 8, 2019	18,278	18,278	27,321	149%	4.52%
December 6, 2019	June 7, 2019	5,083	5,083	6,712	132%	4.16%
December 6, 2019	June 6, 2019	9,727	9,727	12,730	131%	4.17%
December 6, 2019	June 6, 2019	3,376	3,376	4,967	147%	3.97%
December 20, 2019	June 21, 2019	29,341	29,341	39,116	133%	4.12%
December 20, 2019	June 21, 2019	2,784	2,784	4,050	145%	4.12%
December 30, 2019	June 28, 2019	12,726	12,726	17,011	134%	3.95%
December 30, 2019	June 28, 2019	3,272	3,272	4,761	146%	3.95%
July 10, 2020	July 15, 2016	250,000	162,832	233,623	143%	4.88%
Totals		$882,695	$554,122	$745,837	135%	4.65%

			December 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 11, 2019	July 11, 2018	$8,956	$8,956	$12,834	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,376	131%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,024	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	15,846	126%	4.40%
April 25, 2019	October 26, 2018	10,549	10,549	15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,580	129%	4.65%
May 8, 2019	November 8, 2018	18,226	18,226	26,036	143%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	15,618	143%	4.84%
June 6, 2019	December 6, 2018	44,224	44,224	58,965	133%	4.65%
June 6, 2019	December 6, 2018	3,786	3,786	5,408	143%	4.80%
June 7, 2019	December 7, 2018	50,294	50,294	66,747	133%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	43,390	134%	4.62%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.77%
June 28, 2019	December 28, 2018	8,860	8,860	13,275	150%	4.64%
July 12, 2019	July 15, 2016	250,000	195,644	289,908	148%	5.00%
September 24, 2019	September 25, 2018	400,000	102,311	134,835	132%	4.89%
Totals		$886,134	$534,089	$745,211	140%	4.80%

As of June 30, 2019, we had $554.1 million outstanding under our repurchase transactions compared to $534.1 million as of December 31, 2018. The maximum month-end balance outstanding during the three months ended June 30, 2019 was $587.1 million, compared to a maximum month-end balance for the three months ended December 31, 2018, of $534.1 million. The following table presents certain details of our repurchase transactions for the three months ended June 30, 2019 and December 31, 2018 ($ in thousands):

Table 16:    Repurchase Balances

	Three months ended
	June 30, 2019	December 31, 2018
Balance at the end of period	$554,122	$534,089
Maximum month-end balance outstanding during the quarter	$587,053	$534,089
Average balance	$544,285	$458,934

The increase in our average balance from $458.9 million for the three months ended December 31, 2018 to our average balance of $544.3 million for the three months ended June 30, 2019 was due to a net increase in repurchase financing during the three months ended June 30, 2019, as a result of increased investments in mortgage loans and debt securities.

As of June 30, 2019 and December 31, 2018, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings and our Senior convertible notes.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On July 22, 2019, our Board of Directors declared a dividend of $0.32 per share, paid on August 30, 2019 to stockholders of record as of August 19, 2019. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock, plus distributions on our externally-held operating partnership units, plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock, plus cash special dividends on our commons stock, plus distributions on our externally-held operating partnership units all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. During the three and six months ended of June 30, 2019, we recorded $0 and $0.2 million, respectively, in expense for an incentive fee payable to our Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 8.08% on an annualized basis of our book value of $15.85 per share at June 30, 2019. If our taxable income continues at the levels we have recently experienced, we could continue to exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment. See Note 10 — Related party transactions.

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

A summary of our investments in joint ventures is presented below(1) ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	9.36%	$8,521	$7,247
	Trust certificates	$22,759	—	9.36%	$2,130	$1,855

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	20.00%	$13,275	$9,535
	Trust certificates	$28,447	—	20.00%	$5,689	$2,967

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$15,519
	Trust certificates	$20,166	—	20.00%	$4,033	$2,712

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	5.01%	$4,313	$4,245
	Class B notes due 2058	$8,035	5.25%	20.00%	$1,607	$1,605
	Trust certificates	$20,662	—	20.00%	$4,132	$1,422

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	5.01%	$9,018	$8,488
	Class B notes due 2058	$16,800	5.25%	20.00%	$2,520	$3,360
	Trust certificates	$43,201	—	20.00%	$6,480	$3,113

Ajax Mortgage Loan Trust 2018-G/ December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$39,116
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—	25.00%	$10,414	$10,136

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$24,285
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—	20.00%	$6,134	$4,975

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$23,409
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—	15.00%	$5,880	$4,855

Ajax Mortgage Loan Trust 2019-C/ May 2019	Class A notes due 2058	$150,037	3.95%	5.00%	$7,502	$7,461
	Class B notes due 2058	$14,003	5.25%	34.00%	$4,761	$4,761
	Trust certificates	$36,009	—	34.00%	$12,243	$8,196

(1)
Table does not include our 2017-D and 2018-C securitizations with total original outstanding principal of $222.3 million and $227.3 million, respectively, as these trusts are included in our consolidated financial statements.

Table 18: Contractual Obligations

A summary of our contractual obligations as of June 30, 2019 and December 31, 2018 is as follows ($ in thousands):

June 30, 2019	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$123,850	$—
Borrowings under repurchase agreements	554,122	554,122	—	—	—
Interest on convertible senior notes	45,269	8,979	17,958	18,332	—
Interest on repurchase agreements	12,383	12,383	—	—	—
Total	$735,624	$575,484	$17,958	$142,182	$—

December 31, 2018	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$—	$123,850
Borrowings under repurchase agreements	534,089	534,089	—	—	—
Interest on convertible senior notes	45,237	10,241	20,817	14,179	—
Interest on repurchase agreements	12,789	12,789	—	—	—
Total	$715,965	$557,119	$20,817	$14,179	$123,850

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

Subsequent Events
Since quarter end, we have agreed to acquire, subject to due diligence, eight residential RPLs with aggregate UPB of $1.8 million in two transactions from two sellers for our own account. The purchase price of the RPLs equals 100.5% of UPB and the estimated market value of the underlying collateral is $2.9 million. The purchase price equals 61.2% of the estimated market value of the underlying collateral.

We also agreed to acquire six commercial properties for an aggregate purchase price of $17.9 million in six separate transactions from six different sellers.

In joint ventures with third party accredited institutional investors, we also agreed to acquire 737 RPLs with aggregate UPB of $161.7 million. The purchase price of the RPLs equals 92.6% of UPB and the estimated market value of the underlying collateral is $270.6 million. The purchase price equals 55.3% of the estimated market value of the underlying collateral.

On July 22, 2019, our Board of Directors approved a grant of 82,000 shares of restricted stock to employees of our Manager and Servicer with a grant date of August 1, 2019. The shares will vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date.

On July 22, 2019, our Board of Directors declared a dividend of $0.32 per share to be paid on August 30, 2019 to our common stockholders of record as of August 19, 2019.

On July 26, 2019, we closed Ajax Mortgage Loan Trust 2019-D with $140.4 million of AAA rated senior securities, and aggregate of $16.2 million of AA and A rated securities issued with respect to $193.3 million of mortgage loans, all of which were RPLs. The AAA, AA and A rated securities have a weighted average coupon of 3.0124% and represent 81.05% of the UPB of the underlying mortgage loans.

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

Item 2. Unregistered Sales of Securities

Unregistered Sales of Equity Securities

On May 8, 2019 we issued 2,727 shares of our common stock to the Manager in payment of the stock-based portion of the incentive fee due for the second quarter of 2019 in a private transaction. The incentive fee expense associated with these shares was recorded as an expense in the first quarter of 2019. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On May 8, 2019 we issued 59,574 shares of our common stock to the Manager in payment of the stock-based portion of the management fee due for the second quarter of 2019 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the first quarter of 2019. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On May 8, 2019 we issued each of our four independent directors 691 shares of common stock in partial payment of their quarterly director fees for the second quarter of 2019. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On May 22, 2019 we issued 624,106 shares of our common stock to an unaffiliated third party in exchange for the externally held 3.2% interest in our Operating Partnership. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: August 7, 2019	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)