Form 10-Q
period 2019-09-30
Great Ajax Corp.
filed 2019-11-06
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                  to

001-36844
(Commission file number)

GREAT AJAX CORP.
(Exact name of registrant as specified in its charter)

Maryland	471271842
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9400 SW Beaverton-Hillsdale Hwy, Suite 131
Beaverton, OR 97005
(Address of principal executive offices and Zip Code)
503-505-5670
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common stock, par value $0.01 per share	AJX	New York Stock Exchange
7.25% Convertible Senior Notes due 2024	AJXA	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

As of November 4, 2019, 20,347,176 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$57,905	$55,146
Cash held in trust	21	24
Mortgage loans, net(1,4)	1,164,914	1,310,873
Property held-for-sale, net(2)	16,541	19,402
Rental property, net	38,292	17,635
Investments at fair value	190,768	146,811
Investments in beneficial interests	45,699	22,086
Receivable from servicer	17,406	14,587
Investments in affiliates	9,097	8,653
Prepaid expenses and other assets	13,043	7,654
Total assets	$1,553,686	$1,602,871
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,3,4)	$631,228	$610,199
Borrowings under repurchase transactions	438,388	534,089
Convertible senior notes, net(3)	118,464	117,525
Management fee payable	1,215	881
Accrued expenses and other liabilities	6,427	5,898
Total liabilities	1,195,722	1,268,592
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.01 par value; 125,000,000 shares authorized, 20,347,509 shares at September 30, 2019 and 18,909,874 shares at December 31, 2018 issued and outstanding	204	189
Additional paid-in capital	283,069	260,427
Treasury stock	(397)	(270)
Retained earnings	49,649	41,063
Accumulated other comprehensive gain/(loss)	1,544	(575)
Equity attributable to stockholders	334,069	300,834
Non-controlling interests(5)	23,895	33,445
Total equity	357,964	334,279
Total liabilities and equity	$1,553,686	$1,602,871

(1)Mortgage loans net include $912.7 million and $897.8 million of loans at September 30, 2019 and December 31, 2018, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans, net include $1.4 million and $1.2 million of allowance for loan losses at September 30, 2019 and December 31, 2018, respectively.

(2)Property held-for-sale, net, includes valuation allowances of $2.0 million and $1.8 million at September 30, 2019 and December 31, 2018, respectively.
(3)Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.
(4)As of September 30, 2019, balances for Mortgage loans, net includes $350.7 million and Secured borrowings, net of deferred costs includes $295.0 million from the 50% and 63% owned joint ventures, respectively. As of December 31, 2018, balances for Mortgage loans, net include $377.0 million and Secured borrowings, net of deferred costs includes $231.9 million from a 50% and 63% owned joint ventures, all of which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP").
(5)Non-controlling interests includes $21.9 million at September 30, 2019, from 50% and 63% owned joint ventures. Non-controlling interests includes $20.4 million at December 31, 2018, from a 50% and 63% owned joint ventures, which the Company consolidates under U.S. GAAP.
The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
($ in thousands except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
INCOME
Interest income	$27,723	$27,416	$85,303	$79,697
Interest expense	(14,317)	(12,997)	(45,441)	(38,290)
Net interest income	13,406	14,419	39,862	41,407
Provision for loan losses	(3)	(365)	(242)	(365)
Net interest income after provision for loan losses	13,403	14,054	39,620	41,042
Income from investments in affiliates	583	239	1,301	628
Gain on sale of mortgage loans	109	—	7,123	—
Other income	1,221	457	3,159	2,600
Total income	15,316	14,750	51,203	44,270
EXPENSE
Related party expense – loan servicing fees	2,197	2,457	6,977	7,598
Related party expense – management fee	2,215	1,456	5,555	4,428
Loan transaction expense	52	(25)	312	365
Professional fees	446	482	1,942	1,597
Real estate operating expenses	1,216	1,001	2,889	2,394
Other expense	940	964	3,240	2,920
Total expense	7,066	6,335	20,915	19,302
Loss on debt extinguishment	—	836	182	836
Income before provision for income taxes	8,250	7,579	30,106	24,132
Provision for income taxes	27	84	136	102
Consolidated net income	8,223	7,495	29,970	24,030
Less: consolidated net income attributable to the non-controlling interest	532	937	1,922	2,286
Consolidated net income attributable to common stockholders	$7,691	$6,558	$28,048	$21,744
Basic earnings per common share	$0.39	$0.35	$1.44	$1.16
Diluted earnings per common share	$0.36	$0.34	$1.29	$1.09
Weighted average shares – basic	19,751,142	18,691,393	19,247,706	18,599,088
Weighted average shares – diluted	28,200,653	26,592,806	27,987,798	26,488,984

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2019	2018	2019	2018
Consolidated net income attributable to common stockholders	$7,691	$6,558	$28,048	$21,744
Other comprehensive income/(loss):
Net unrealized gain on investments, net of non-controlling interest	1,012	193	2,119	30
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive income	$8,703	$6,751	$30,167	$21,774

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

($ in thousands)	Nine months ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$29,970	$24,030
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	3,344	2,969
Non-cash interest income accretion	(30,274)	(32,643)
Discount accretion and interest income on investment in debt securities	(4,656)	(127)
Discount accretion and interest income on investment in beneficial interests	(4,222)	(128)
Gain on sale of mortgage loans	(7,123)	—
Gain on sale of property held-for-sale	(401)	(264)
Gain on sale of securities	(8)	—
Depreciation of property	367	94
Impairment of real estate owned	1,691	2,049
Provision for loan losses	242	365
Amortization of debt discount and prepaid financing costs	4,010	5,068
Undistributed income from investment in affiliates	(1,301)	(628)
Net change in operating assets and liabilities
Prepaid expenses and other assets	(1,066)	(7,245)
Receivable from servicer	(2,596)	3,683
Accrued expenses, management fee payable, and other liabilities	862	177
Net cash from operating activities	(11,161)	(2,600)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loan pools and related balances	(98,315)	(97,738)
Acquisition of commercial loans	(18,449)	(5,100)
Principal paydowns on mortgage loans	104,012	105,254
Principal paydowns on debt securities held as investments	31,348	4,656
Proceeds from sale of mortgage loans	186,071	—
Draws on small balance commercial loans	(735)	—
Loans purchase deposit refund	—	(50)
Purchase of securities	(127,552)	(49,837)
Proceeds from sale of securities	39,635	—
Purchase of rental property	(22,275)	(5,896)
Proceeds from sale of property held-for-sale	13,323	12,943
Recovery costs of property held-for-sale	156	—
Renovations of rental property	—	(264)
Investment in Great Ajax FS LLC, including warrants	—	(1,750)
Distribution from affiliates	731	647
Net cash from investing activities	107,950	(37,135)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	198,172	182,128
Repayments on repurchase transactions	(298,935)	(38,052)
Proceeds from sale of secured borrowings	156,670	167,910
Repayments on secured borrowings	(135,653)	(232,432)
Deferred financing costs	(2,666)	(2,215)
The accompanying notes are an integral part of the consolidated interim financial statements.

Sale of common stock, net of offering costs	8,291	—
Sale of common stock pursuant to dividend reinvestment plan	206	140
Distribution to non-controlling interests	(715)	(3,107)
Issuance of non-controlling interest in subsidiaries	59	6,778
Dividends paid on common stock	(19,462)	(16,892)
Net cash from financing activities	(94,033)	64,258
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	2,756	24,523
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	55,170	80,762
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$57,926	$105,285
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$41,346	$36,909
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net transfer of loans to rental property or property held-for-sale	$10,675	$10,974
Issuance of common stock for management fee and compensation expense	$3,344	$2,969
Issuance of stock for investment in Great Ajax FS LLC	$—	$1,011
Non-cash adjustments to basis in mortgage loans	$(26)	$214
Unrealized gain on available for sale securities, net of non-controlling interest and tax	$2,119	$30
Treasury stock received through distributions from investment in Manager	$127	$232
Cumulative effect of accounting change recognized in equity	$—	$110

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated Balance Sheet to the amount shown in the consolidated Statements of Cash Flows as of September 30, 2019 and September 30, 2018 ($ in thousands):

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$57,905	$59,758
Cash held in trust	21	45,527
Total cash and cash equivalents and restricted cash shown on the consolidated Statements of Cash Flows	$57,926	$105,285

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	18,588,228	$186	$—	$254,847	$35,556	$(233)	$290,356	$27,082	$317,438
Net income	—	—	—	—	7,665	—	7,665	657	8,322
Issuance of shares for Great Ajax FS LLC	45,938	1	—	628	—	—	629	—	629
Issuance of shares under dividend reinvestment plan	3,838	—	—	52	—	—	52	—	52
Stock-based management fee expense	48,654	—	—	763	—	—	763	—	763
Stock-based compensation expense	(238)	—	—	222	—	—	222	—	222
Dividends declared ($0.30 per share) and distributions	—	—	—	—	(5,606)	—	(5,606)	(2,067)	(7,673)
Other comprehensive loss	—	—	—	—	—	(110)	(110)	—	(110)
Balance at March 31, 2018	18,686,420	187	—	256,512	37,615	(343)	293,971	25,672	319,643
Net income	—	—	—	—	7,521	—	7,521	692	8,213
Issuance of shares for Great Ajax FS LLC	29,063	—	—	382	—	—	382	—	382
Issuance of shares under dividend reinvestment plan	2,483	—	—	33	—	—	33	—	33
Stock-based management fee expense	49,156	1	—	666	—	—	667	—	667
Stock-based compensation expense	14,416	—	—	353	—	—	353	—	353
Dividends declared ($0.30 per share) and distributions	—	—	—	—	(5,626)	—	(5,626)	(785)	(6,411)
Other comprehensive loss	—	—	—	—	—	(53)	(53)	—	(53)
Cumulative effect of accounting change	—	—	—	(110)	110	—	—	—	—
Treasury Stock	(11,467)	—	(151)	—	—	—	(151)	—	(151)
Balance at June 30, 2018	18,770,071	188	(151)	257,836	39,620	(396)	297,097	25,579	322,676
Net income	—	—	—	—	6,558	—	6,558	937	7,495
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	6,778	6,778
The accompanying notes are an integral part of the consolidated interim financial statements.

Issuance of shares under dividend reinvestment plan	4,060	—	—	55	—	—	55	—	55
Stock-based management fee expense	49,464	1	—	669	—	—	670	—	670
Stock-based compensation expense	38,904	—	—	294	—	—	294	—	294
Dividends declared ($0.30 per share) and distributions	—	—	—	—	(5,660)	—	(5,660)	(255)	(5,915)
Other comprehensive loss	—	—	—	—	—	193	193	—	193
Treasury Stock	(5,898)	—	(81)	—	—	—	(81)	—	(81)
Balance at September 30, 2018	18,856,601	$189	$(232)	$258,854	$40,518	$(203)	$299,126	$33,039	$332,165

Balance at December 31, 2018	18,909,874	$189	$(270)	$260,427	$41,063	$(575)	$300,834	$33,445	$334,279
Net income	—	—	—	—	7,330	—	7,330	791	8,121
Issuance of shares under dividend reinvestment plan	5,321	—	—	72	—	—	72	—	72
Stock-based management fee expense	52,556	1	—	727	—	—	728	—	728
Stock-based compensation expense	2,424	—	—	301	—	—	301	—	301
Dividends declared ($0.32 per share) and distributions	—	—	—	—	(7,021)	—	(7,021)	(162)	(7,183)
Other comprehensive income	—	—	—	—	—	397	397	—	397
Treasury stock	(2,952)	—	(40)	—	—	—	(40)	—	(40)
Balance at March 31, 2019	18,967,223	190	(310)	261,527	41,372	(178)	302,601	34,074	336,675
Net income	—	—	—	—	13,027	—	13,027	599	13,626
Conversion of Operating Partnership Units	624,106	6	—	10,765	—	—	10,771	(10,771)	—
Issuance of shares under dividend reinvestment plan	5,056	—	—	64	—	—	64	—	64
Stock-based management fee expense	62,301	1	—	823	—	—	824	—	824
Stock-based compensation expense	(1,403)	—	—	259	—	—	259	—	259
Dividends declared ($0.32 per share) and distributions	—	—	—	—	(6,098)	—	(6,098)	(432)	(6,530)
The accompanying notes are an integral part of the consolidated interim financial statements.

Other comprehensive income	—	—	—	—	—	710	710	—	710
Treasury stock	(2,953)	—	(42)	—	—	—	(42)	—	(42)
Balance at June 30, 2019	19,654,330	197	(352)	273,438	48,301	532	322,116	23,470	345,586
Net income	—	—	—	—	7,691	—	7,691	532	8,223
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	59	59
Sale of shares	551,223	6	—	8,285	—	—	8,291	—	8,291
Conversion of Operating Partnership Units	—	—	—	45	—	—	45	(45)	—
Issuance of shares under dividend reinvestment plan	4,827	—	—	70	—	—	70	—	70
Stock-based management fee expense	58,398	—	—	985	—	—	985	—	985
Stock-based compensation expense	81,836	1	—	246	—	—	247	—	247
Dividends declared ($0.32 per share) and distributions	—	—	—	—	(6,343)	—	(6,343)	(121)	(6,464)
Other comprehensive income	—	—	—	—	—	1,012	1,012	—	1,012
Treasury stock	(3,105)	—	(45)	—	—	—	(45)	—	(45)
Balance at September 30, 2019	20,347,509	$204	$(397)	$283,069	$49,649	$1,544	$334,069	$23,895	$357,964
The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2019
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

The Company’s Operating Partnership, through interests in certain entities, holds 100% of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company has securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE, and the Company has determined that it is the primary beneficiary of this VIE.

In 2018, the Company formed Gaea Real Estate Corp., a wholly-owned subsidiary of the Operating Partnership. The Company has elected to treat Gaea Real Estate Corp. as a TRS under the Code. Also during 2018, the Company formed Gaea Real Estate Operating Partnership, a wholly-owned subsidiary of Gaea Real Estate Corp., to hold investments in commercial real estate assets. The Company also formed BFLD Holdings LLC ("BFLD"), Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC. In 2019, the Company formed DG Brooklyn Holdings, LLC ("DG Brooklyn Holdings") to hold investments in multi-family properties. All entities are wholly-owned subsidiaries with the exception of BFLD and DG Brooklyn Holdings of which 10.0% and 5.0%, respectively, are owned by third-party investors.

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

The Company consolidates the results and balances of five subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trusts 2017-D ("2017-D") and Ajax Mortgage Loan Trusts 2018-C (“2018-C”) are securitization trusts that hold mortgage loans, REO property and secured debt; 2017-D is 50.0% owned by the Company, and 2018-C is 63.0% owned by the Company. BFLD, which holds commercial properties, is 90.0% owned by the Company. DG Brooklyn Holdings, which holds multi-family properties, is 95.0% owned by the Company. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries.

At inception, the Company’s Operating Partnership was a majority owned partnership that had a non-controlling ownership interest held by an unaffiliated third party included in non-controlling interests on the Company’s consolidated balance sheet. At December 31, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by the unaffiliated holder. The OP units were exchangeable on a 1 for 1 basis with shares of the Company’s common stock. During the Company’s second quarter of 2019, all 624,106 OP units held by the unaffiliated holder were exchanged for shares of the Company’s common stock. As a result, at September 30, 2019, the Operating Partnership was 100% owned by the Company. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.

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

Investments at Fair Value

The Company’s Investments at Fair Value as of September 30, 2019 and December 31, 2018 consist of investments in senior and subordinate notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the investments in the notes using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated Statements of Comprehensive Income. The Company models the expected cash flows from the underlying loan pools held by the trusts using it's Manager's proprietary pricing model, and believes any unrealized losses on its debt securities to be temporary. Any other-than-temporary losses are recognized in the period identified in the Company’s Consolidated Statements of Income.

Investments in Beneficial Interests

The Company’s Investments in Beneficial Interests as of September 30, 2019 and December 31, 2018 consist of investments in the trust certificates issued by joint ventures that the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate the investment. The Company recognizes income using the effective interest method and assesses each beneficial interest for impairment on a quarterly basis.

Real Estate

The Company acquires REO properties directly through purchases, or through conversion of mortgage loans such as when it forecloses on the borrower and takes title to the underlying property or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows of the original mortgage loan if obtained through foreclosure by the Company. Property that the Company expects to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or net realizable value (fair market value less expected selling costs, and any additional costs necessary to prepare the property for sale). Fair market value is determined based on broker price opinions (“BPOs”), appraisals, or other market indicators of fair value including list price or contract price, if listed or under contract for sale at the balance sheet date, or fair value estimates from national real estate listing sites. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income through real estate operating expenses. No depreciation or amortization expense is recognized on properties held-for-sale. Holding costs are generally incurred by the Servicer and are subtracted from the Servicer’s remittance of sale proceeds upon ultimate disposition of properties held-for-sale.

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

Convertible Senior Notes

On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its convertible senior notes (the “notes”) due 2024, with follow-on offerings of an additional $20.5 million and $15.9 million, respectively, in aggregate principal amount completed on August 18, 2017 and November 19, 2018, respectively, which, combined with the notes from the April offering form a single series of securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The notes will mature on April 30, 2024, unless earlier converted or redeemed.  During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.6650 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $15.02 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

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

Servicing Fees

The Company is also a party to Servicing Agreements (the "Servicing Agreements") with the Servicer. Under the Servicing Agreements by and between the Company and the Servicer, the Servicer receives an annual servicing fee ranging from 0.65% annually of the Unpaid Principal Balance (“UPB”) to 1.25% annually of UPB. The servicing fee is based upon the status of the loan at acquisition. Servicing fees are paid monthly. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

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

Stock-based Payments

A portion of the management fee is payable in cash, and a portion of the management fee is in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). The number of shares issued to the Manager are determined based on the average of the closing prices of the Company's common stock on the New York Stock Exchange ("NYSE") on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. Management fees paid in common stock are recognized as an expense in the quarter incurred and recorded in stockholders' equity at quarter end. The shares vest immediately upon issuance. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received.

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 78,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors, which are subject to a one-year vesting period. The Company may also periodically issue additional restricted stock awards to its independent directors under the Director Plan. In addition, through March 31, 2019, each of the Company’s independent directors received an annual fee of $75,000, payable quarterly, 50% in shares of the Company’s common stock and 50% in cash. The annual fee was increased to $100,000, 40% of which is payable in shares of the Company's common stock and 60% in cash, which is effective as of April 1, 2019. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and recorded in stockholders' equity at quarter end.

In June 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible senior notes, including OP Units and any LTIP Units, into shares of common stock). Grants of restricted stock under the 2016 Plan use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates had previously been determined using the stock price as of the date at which the counterparty's performance is complete. However, pursuant to the issuance and early adoption of ASU 2018-07 in June 2018, the Company has used the grant date fair value of the stock as the basis for measuring the costs of grants. Forfeitures of granted shares are accounted for in the period in which they occur. The share grants vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date.

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s convertible senior notes, by the weighted-average common shares outstanding, assuming all dilutive securities, including stock grants, shares issued in respect of the stock-based portion of the base fee payable to the Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s outstanding convertible senior notes, and for the comparable period in 2018, the calculation assumes an increase in shares outstanding for shares that would have been issued in the event that the OP Units had been redeemed at the beginning of the comparable 2018 reporting period. If any such adjustments were to have the effect of producing an increase in diluted EPS (anti-dilutive), such adjustment would be excluded. Similarly, in the event the Company were to record a net loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-dilutive.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy has been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The Company’s Investments at fair value are carried at fair value with changes in fair value of equity securities reflected in the Company’s consolidated Statements of Income. Fair values of the Company's investments in debt securities and beneficial interests are derived from estimates provided by banking institutions that are compared against available reference data from recent transactions and the Company's proprietary valuation model. Any other-than-temporary losses are recognized in the period identified in the Company’s Consolidated Statements of Income.

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

Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Net realizable value is determined based on broker price opinions, appraisals and estimates from national real estate listing sites or other market indicators of fair value, which are then reduced by anticipated selling costs. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

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

Segment Information

The Company’s primary business is acquiring, investing in and managing a portfolio of mortgage loans, securities backed by mortgage loans and to a lesser extent, multi-family properties. The Company operates in a single segment focused on re-performing mortgages, and to a lesser extent non-performing mortgages and real property.

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

Note 3 — Mortgage Loans
The following table presents information regarding the carrying value for the Company's RPL loan pools, NPL loan pools and SBC loans as of September 30, 2019 and December 31, 2018 ($ in thousands):

Loan portfolio basis by asset type	September 30, 2019	December 31, 2018
Residential RPL loan pools	$1,100,224	$1,242,207
SBC loan pools	11,674	21,203
SBC loans non-pooled(1)	26,279	11,140
Residential NPL loan pools	26,737	36,323
Total	$1,164,914	$1,310,873

(1)SBC loans not pooled are accounted for under ASC 310-20 versus ASC 310-30 for the Company's loan pools.

Included on the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018 are approximately $1.2 billion and $1.3 billion, respectively, of RPLs, NPLs, and SBCs. RPLs, NPLs and SBCs are categorized at acquisition. The carrying value of all loans reflects the original investment amount, plus accrual of interest income and discount, less principal and interest cash flows received. The carrying values at September 30, 2019 and December 31, 2018 for the Company's loans in the table above are presented net of a cumulative allowance for loan losses of $1.4 million and $1.2 million, respectively, reflected in the appropriate lines in the table. For the three and nine months ended September 30, 2019 the Company recognized $3 thousand and $0.2 million of provision for loan loss. For the three and nine months ended September 30, 2018, the Company recognized a $0.4 million provision for loan loss. For the three and nine month periods ended September 30, 2019, the Company accreted $23.2 million and $73.6 million, respectively, into interest income with respect to its RPL, NPL and SBC loan pools. For the three and nine month periods ended September 30, 2018, the Company accreted $25.6 million and $76.7 million, respectively, into interest income with respect to its RPL, NPL and SBC loan pools.
The Company’s RPL loan acquisitions during the three and nine month periods ended September 30, 2019 consisted of five and 539 purchased RPLs, respectively, with UPB of $0.5 million and $115.6 million, respectively. Comparatively, during the three and nine months ended September 30, 2018, the Company acquired 271 and 422 RPLs, respectively, with UPB of $69.2 million and $104.5 million, respectively.
No NPLs were acquired in either the three or nine month periods ended September 30, 2019. The Company acquired 11 NPLs with $1.7 million during the three and nine months ended September 30, 2018.

The Company acquired 21 SBC loans, with no deterioration in credit quality that are not accounted for by pooling, with $18.4 million of UPB for the nine months ended September 30, 2019, with no SBC loan acquisitions during the three months ended September 30, 2019. The Company acquired six SBC loans, with no deterioration in credit quality that are not accounted for by pooling, with $4.8 million of UPB for the three and nine months ended September 30, 2018.
The following table presents information regarding the accretable yield and non-accretable amount for purchased loan pools acquired during the following periods ($ in thousands):

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$917	$—	$80,971	$1,963
Non-accretable amount	(352)	—	(5,352)	(478)
Expected cash flows to be collected	565	—	75,619	1,485
Accretable yield	(149)	—	(11,750)	(54)
Fair value at acquisition	$416	$—	$63,869	$1,431

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$195,075	$—	$138,860	$1,963
Non-accretable amount	(66,600)	—	(23,629)	(478)
Expected cash flows to be collected	128,475	—	115,231	1,485
Accretable yield	(30,160)	—	(19,483)	(54)
Fair value at acquisition	$98,315	$—	$95,748	$1,431

The Company determines the accretable yield on new acquisitions by comparing the expected cash flows from it's Manager's proprietary cash flow model to the remaining contractual cash flows at acquisition. The difference between the expected cash flows and the portfolio acquisition price is accretable yield. The difference between the remaining contractual cash flows and the expected cash flows is the non-accretable amount. Accretable yield and accretion amounts do not include any of the interest income on unpooled SBC loans at September 30, 2019 and 2018 ($ in thousands):

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$258,738	$3,890	$302,454	$5,558
Accretable yield additions	149	—	11,750	54
Accretion	(22,832)	(413)	(25,291)	(269)
Reclassification from (to) non-accretable amount, net	2,473	494	7,484	(550)
Balance at end of period	$238,528	$3,971	$296,397	$4,793

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$311,806	$6,459	$344,141	$7,370
Accretable yield additions	30,160	—	19,483	54
Accretion	(72,502)	(1,060)	(75,065)	(1,612)
Reclassification from (to) non-accretable amount, net	(30,936)	(1,428)	7,838	(1,019)
Balance at end of period	$238,528	$3,971	$296,397	$4,793

During the three months ended September 30, 2019, the Company reclassified a net $3.0 million from non-accretable amount to accretable yield, consisting of a $2.5 million transfer from non-accretable amount to accretable yield for RPLs, and a $0.5 million transfer from non-accretable amount to accretable yield for NPLs. Comparatively, during the three months ended September 30, 2018, the Company reclassified a net $6.9 million from non-accretable amount to accretable yield, consisting of a $7.5 million transfer from non-accretable amount to accretable yield for its RPLs and $0.6 million from accretable yield to non-accretable amount on NPLs. The Company recalculates the amount of accretable yield and non-accretable amount on a quarterly basis. Reclassifications between the two categories are primarily based upon changes in expected cash flows and actual prepayments, including payoffs in full or in part. Additionally, the accretable yield and non-accretable amounts are revised when loans are reclassified to REO or sold because the future expected cash flows are removed from the pool. The reclassifications in the third quarters of 2019 and 2018 are based on an updated assessment of projected loan cash flows as compared to the projection at June 30, 2019 and June 30, 2018, respectively. This is offset by the removal of the accretable yield for loans that are removed from the pool at sale, foreclosure and loan payoff, both in full or in part, prior to modeled expectations. The primary driver of the reclassification from accretable yield to non-accretable amount for the nine months ending September 30, 2019 was the sale of $176.9 million of loans to an unconsolidated joint venture.
The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. An allowance for loan losses is established when it is probable the Company will not collect all amounts previously estimated to be collectible due to a reduction in loan performance or a reduction in the estimate of the underlying property value. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. During the quarter ended September 30, 2019, the Company recorded an impairment of $3 thousand on one of its NPL pools acquired in 2014. During the quarter ended September 30, 2018, the Company recorded an impairment of $0.4 million on two of its NPL pools acquired in 2014. An analysis of the balance in the allowance for loan losses account follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Allowance for loan losses, beginning of period	$(1,403)	$—	$(1,164)	$—
Provision for loan losses	(3)	(365)	(242)	(365)
Allowance for loan losses, end of period	$(1,406)	$(365)	$(1,406)	$(365)

The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019			December 31, 2018
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	3,508	$688,419	$752,939	3,929	$757,276	$848,551
30	913	148,765	162,863	1,006	167,286	185,742
60	604	100,736	110,310	711	123,078	136,586
90	1,056	186,864	212,957	1,188	200,419	231,063
Foreclosure	168	40,130	51,075	277	62,814	79,777
Mortgage loans	6,249	$1,164,914	$1,290,144	7,111	$1,310,873	$1,481,719

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties for its rental portfolio or through conversions of mortgage loans in its portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Rental Property

As of September 30, 2019, the Company owned 23 rental properties with an aggregate carrying value of $38.3 million held for investment as rentals, at which time 19 properties were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure and eight were transferred from Property held-for-sale, where all eight were acquired through foreclosures. The remaining rental properties were directly purchased. As of December 31, 2018, the Company owned 21 rental properties with a carrying value of $17.6 million held for use as rentals, at which time 16 were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosures, and 12 were transferred from Property held-for-sale, where all 12 were acquired through foreclosures. The remaining rental properties were directly purchased.

Property Held-for-Sale

The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of September 30, 2019 and December 31, 2018, the Company’s net investments in REO held-for-sale were $16.5 million and $19.4 million, respectively, which include balances of $0.3 million and $2.2 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. For the nine months ended September 30, 2019 and 2018, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
Property Held-for-sale	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	97	$21,335	130	$22,807	102	$19,402	136	$24,947
Transfers from mortgage loans	7	849	19	3,248	52	10,675	73	10,974
Adjustments to record at lower of cost or fair value	—	(690)	—	(897)	—	(1,691)	—	(2,049)
Disposals	(30)	(5,055)	(32)	(4,448)	(84)	(12,941)	(93)	(12,680)
Transfer from Rental property	1	196	1	51	6	1,613	6	550
Transfers to Rental property	—	—	(2)	(197)	(1)	(293)	(6)	(1,140)
Other	—	(94)	—	(101)	—	(224)	—	(139)
Balance at end of period	75	$16,541	116	$20,463	75	$16,541	116	$20,463

Dispositions

During the three months ended September 30, 2019 and 2018, the Company sold 30 and 32 REO properties, respectively, realizing a net gain of approximately $0.3 million and net loss of $0.2 million, respectively. Comparatively, for the nine months ended September 30, 2019 and 2018, the Company sold 84 and 93 REO properties, realizing net gains of approximately $0.4 million and $0.3 million, respectively. These amounts are included in Other income on the Company's consolidated Statements of Income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for the three months ended September 30, 2019 and 2018 of $0.7 million and $0.9 million, respectively. Comparatively, for the nine months ended September 30, 2019 and 2018, the Company recorded lower of cost or net realizable value adjustments of $1.7 million and $2.0 million, respectively.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIE's, that the Company has sponsored but which the Company does not consolidate since it has determined it is not the primary beneficiary (See Note 10 - Related party transactions). The Company models the expected cash flows from the underlying loan pools held by the trusts using its Manager's proprietary pricing model, and believes any unrealized losses to be temporary. The following table presents information regarding the Company's investments in debt securities and investments in beneficial interests ($ in thousands):

	As of September 30, 2019
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$189,224	$1,685	$(141)	$190,768
Beneficial interests in securitization trusts	45,699	—	—	45,699
Total investments	$234,923	$1,685	$(141)	$236,467

(1)Basis amount is net of any amortized discount, principal paydowns and interest receivable on securities of $0.2 million.

	As of December 31, 2018
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$147,386	$250	$(825)	$146,811
Beneficial interests in securitization trusts	22,086	—	—	22,086
Total investments	$169,472	$250	$(825)	$168,897

(1)Basis amount is net of any amortized discount and principal paydowns.

In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party trust. These securities were sold during the fourth quarter of 2018 for a gain of $0.2 million.

During 2019, the Company acquired $127.6 million in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment of the trust.  In certain transactions, the joint ventures also issued subordinate notes.  The Company acquired $93.6 million in senior notes and $12.6 million in subordinate notes, collectively “the Notes.” The Notes are accounted for as debt securities and carried at fair value.  As of September 30, 2019, the Company recorded a gross unrealized gain of $1.7 million and a gross unrealized loss of $0.1 million in fair valuation adjustments in accumulated other comprehensive income. The Company carried the Notes on the consolidated balance sheet at a fair value of $190.8 million, which includes $0.2 million in interest receivable. As of December 31, 2018, the Company recorded a gross unrealized gain of $0.3 million and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income and carried the Notes on the Company's consolidated balance sheet at fair value of $146.8 million. During 2019, the Company sold senior notes issued by certain joint ventures for total proceeds of $39.6 million and recognized a gain of $8 thousand, net of transaction fees.

The Company also acquired $21.4 million in beneficial interests issued by its sponsored joint ventures during 2019. The Company accounts for its investments in the beneficial interests at the lower of amortized cost or fair value and assesses its investment in beneficial interests for impairment on a quarterly basis.  As of September 30, 2019, the investments in beneficial interests were carried on the Company's consolidated balance sheet at $45.7 million. For the year ended December 31, 2018, the investments in beneficial interests were carried on the Company's consolidated balance sheet at $22.1 million.

Note 6 — Fair Value

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2019	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,164,914	$—	$—	$1,286,739
Investments in debt securities at fair value	$190,768	$—	$190,768	$—
Investments in beneficial interests	$45,699	$—	$45,699	$—
Investment in Manager	$1,812	$—	$—	$9,054
Investment in AS Ajax E	$957	$—	$1,280	$—
Investment in GAFS, including warrants	$3,044	$—	$—	$3,320
Financial liabilities
Secured borrowings, net	$631,228	$—	$—	$632,934
Borrowings under repurchase transactions	$438,388	$—	$438,388	$—
Convertible senior notes, net	$118,464	$132,272	$—	$—

		Level 1	Level 2	Level 3
December 31, 2018	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,310,873	$—	$—	$1,448,895
Investments in debt securities at fair value	$146,811	$—	$146,811	$—
Investments in beneficial interests	$22,086	$—	$22,086	$—
Investment in Manager	$1,016	$—	$—	$5,231
Investment in AS Ajax E	$1,037	$—	$1,239	$—
Investment in GAFS, including warrants	$2,844	$—	$—	$3,320
Financial liabilities
Secured borrowings, net	$610,199	$—	$—	$610,217
Borrowings under repurchase transactions	$534,089	$—	$534,089	$—
Convertible senior notes, net	$117,525	$118,103	$—	$—

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

The Company's investment in the Manager is valued by applying an earnings multiple to net income.

The Company’s investment in AS Ajax E is valued using estimates provided by banking institutions.

The fair value of the Company's investment in GAFS is presented by applying a multiple to a combination of expected net income, assets under management and cash flows.

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

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition basis plus improvements (cost) or net realizable value. Net realizable value is determined based on appraisals, broker price opinions, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018 ($ in thousands):

			Level 1	Level 2	Level 3
September 30, 2019	Carrying value	Nine months ended fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$16,541	$1,691	$—	$—	$16,541

			Level 1	Level 2	Level 3
December 31, 2018	Carrying value	Fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$19,402	$2,700	$—	$—	$19,402

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

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. At both September 30, 2019 and December 31, 2018, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income, assets and liabilities of unconsolidated affiliates at 100%

	Three months ended September 30,		Nine months ended September 30,
Net income at 100%	2019	2018	2019	2018
Thetis Asset Management LLC	$2,261	$569	$4,660	$1,813
Great Ajax FS LLC(1)	$886	$805	$2,489	$1,231
AS Ajax E LLC	$61	$92	$214	$261

	September 30, 2019		December 31, 2018
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC	$54,836	$30,251	$74,164	$52,184
Thetis Asset Management LLC	$12,342	$2,111	$8,604	$2,136
AS Ajax E LLC	$5,918	$5	$6,424	$13

Net income, assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended September 30,		Nine months ended September 30,
Net income at the Company's share	2019	2018	2019	2018
Thetis Asset Management LLC	$448	$113	$923	$359
Great Ajax FS LLC(1)	$71	$64	$200	$88
AS Ajax E LLC	$10	$15	$36	$43

	September 30, 2019		December 31, 2018
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Great Ajax FS LLC	$4,387	$2,420	$5,933	$4,175
Thetis Asset Management LLC	$2,444	$418	$1,704	$423
AS Ajax E LLC	$976	$1	$1,060	$2

(1)Net income at the Company's share is not directly proportionate to Net income at 100% due to the timing of the Company's acquisition during the three and nine months ended September 30, 2018.

Consolidated affiliates

The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIE’s, and the Company has determined that it is the primary beneficiary of the VIE’s. See Note 9 - Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of September 30, 2019, AS Ajax E II LLC was 53.1% owned by the Company, with the remainder held by third parties. 2017-D and 2018-C are securitization trusts formed to hold mortgage loans, REO property and secured debt. As of September 30, 2019, 2017-D was 50.0% owned by a third-party institutional accredited investor. As of September 30, 2019, 2018-C was 63.0% owned by the Company, with the remainder held by third-party institutional accredited investors. As of September 30, 2019, BFLD was 90.0% owned by the Company, with the remainder held by third-parties. As of September 30, 2019, DG Brooklyn Holdings was 95.0% owned by the Company, with the remainder held by third-parties. The Company consolidates the results and balances of AS Ajax E II LLC, 2017-D, 2018-C, BFLD, and DG Brooklyn Holdings in its consolidated financial statements, and recognizes a non-controlling interest on its consolidated Balance Sheet for the amount of the investment due to the third parties. Additionally, non-controlling interests in the earnings of AS Ajax E II LLC, 2017-D, 2018-C, BFLD, and DG Brooklyn Holdings are recognized in the Company’s consolidated statement of income, which consists of the proportionate amount of income attributable to the third parties.

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

At September 30, 2019, the Company had commitments to purchase, subject to due diligence, 358 mortgage loans secured by single-family residences with aggregate UPB of $61.6 million, and seven commercial properties with an estimated market value of $8.0 million. The Company will only acquire loans and properties that meet the acquisition criteria for its own portfolios, or those of its third party institutional co-investors. See Note 15 - Subsequent Events, for remaining open acquisitions as of the filing date.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 9 — Debt

Repurchase Agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has also entered into three repurchase facilities substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are the class B bonds and certificates from the Company's secured borrowing transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.

The Servicer services these mortgage loans pursuant to the terms of a Servicing Agreement by and among the Servicer and each Buyer. Each Servicing Agreement has the same fees and expenses terms as the Company’s Servicing Agreement described under Note 10 — Related party transactions. The Operating Partnership, as guarantor, will provide to the buyers a limited guaranty of certain losses incurred by the buyers in connection with certain events and/or the Seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the Seller, the occurrence of certain bad acts by the Seller, the occurrence of certain insolvency events of the Seller or other events specified in the Guaranty. As security for its obligations under the Guaranty, the guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			September 30, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
October 30, 2019	September 6, 2019	$43,584	$43,584	$57,846	133%	3.81%
October 30, 2019	September 30, 2019	12,822	12,822	17,130	134%	3.77%
October 30, 2019	September 30, 2019	11,056	11,056	14,819	134%	3.77%
October 30, 2019	April 25, 2019	10,602	10,602	15,145	143%	4.52%
October 30, 2019	September 30, 2019	8,517	8,517	11,382	134%	3.79%
October 30, 2019	May 8, 2019	7,345	7,345	10,819	147%	4.52%
October 30, 2019	May 8, 2019	6,074	6,074	9,038	149%	4.52%
October 30, 2019	September 30, 2019	5,695	5,695	7,432	131%	3.77%
October 30, 2019	April 25, 2019	5,511	5,511	7,112	129%	4.37%
October 30, 2019	May 8, 2019	4,859	4,859	7,464	154%	4.52%
October 30, 2019	September 30, 2019	4,389	4,389	5,725	130%	3.77%
October 30, 2019	September 30, 2019	1,648	1,648	2,388	145%	3.87%
October 30, 2019	September 30, 2019	1,579	1,579	2,287	145%	3.87%
December 6, 2019	June 6, 2019	6,499	6,499	8,258	127%	4.17%
December 6, 2019	June 7, 2019	5,083	5,083	6,442	127%	4.16%
December 6, 2019	June 6, 2019	3,228	3,228	4,175	129%	4.17%
December 6, 2019	June 6, 2019	2,326	2,326	3,360	144%	4.32%
December 6, 2019	June 6, 2019	1,050	1,050	1,607	153%	4.32%
December 20, 2019	June 21, 2019	17,722	17,722	21,937	124%	3.97%
December 20, 2019	June 21, 2019	11,619	11,619	14,382	124%	3.97%
December 20, 2019	June 21, 2019	2,784	2,784	4,050	145%	4.12%
December 30, 2019	June 28, 2019	7,148	7,148	8,371	117%	3.95%
December 30, 2019	June 28, 2019	5,578	5,578	7,242	130%	3.95%
December 30, 2019	June 28, 2019	3,272	3,272	4,667	143%	4.10%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,611	130%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	36,220	134%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,804	130%	3.79%
July 10, 2020	July 15, 2016	250,000	79,197	120,572	152%	4.54%
September 24, 2020	September 25, 2019	400,000	103,097	125,410	122%	4.70%
Totals		$906,094	$438,388	$588,974	134%	4.26%

			December 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 11, 2019	July 11, 2018	$8,956	$8,956	$12,834	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,376	131%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,024	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	15,846	126%	4.40%
April 25, 2019	October 26, 2018	10,549	10,549	15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,580	129%	4.65%
May 8, 2019	November 8, 2018	18,226	18,226	26,036	143%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	15,618	143%	4.84%
June 6, 2019	December 6, 2018	44,224	44,224	58,965	133%	4.65%
June 6, 2019	December 6, 2018	3,786	3,786	5,408	143%	4.80%
June 7, 2019	December 7, 2018	50,294	50,294	66,747	133%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	43,390	134%	4.62%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.77%
June 28, 2019	December 28, 2018	8,860	8,860	13,275	150%	4.64%
July 12, 2019	July 15, 2016	250,000	195,644	289,908	148%	5.00%
September 24, 2019	September 25, 2018	400,000	102,311	134,835	132%	4.89%
Totals		$886,134	$534,089	$745,211	140%	4.80%

The guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at September 30, 2019 and December 31, 2018 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	September 30, 2019	December 31, 2018
Gross amount of recognized liabilities	$438,388	$534,089
Gross amount pledged as collateral	588,974	745,211
Net amount	$150,586	$211,122

Secured Borrowings

From inception (January 30, 2014) to September 30, 2019, the Company has completed 14 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, six of which were outstanding at September 30, 2019. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s secured borrowings are generally structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest in the Class B certificates to third parties and 2018-C securitization, from which the Company sold a 95% interest in the Class A notes and 37% in the Class B notes and trust certificates, the Company has retained the subordinate notes and the applicable trust certificates from the other four secured borrowings outstanding at September 30, 2019.

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

The Company's 2017-B and 2019-D secured borrowings carry no provision for a step-up in interest rate on any of the Class A, Class B or Class M notes.

For all of the Company's secured borrowings the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D and 2018-C, as noted above, the Class B notes are subordinate, sequential pay, fixed rate notes with the exception of 2019-D which are subordinate, sequential pay, fixed rate notes for Class B-1 and variable rate notes for Class B-2 and Class B-3. The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust. The Class M notes issued under 2017-B and 2019-D are also mezzanine, sequential pay, fixed rate notes.

For all of the Company's secured borrowings, except 2017-B and 2019-D, which contains no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis points step up is triggered, an additional 100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all notes from our secured borrowings outstanding at September 30, 2019 at their respective cutoff dates:

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2017-A/ May 2017	May 25, 2020	Class A notes due 2057	$140.7 million	3.47%
	November 25, 2020	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	None	Class B-2 notes due 2057(1)	$10.8 million	5.25%
		Trust certificates(2)	$49.8 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	None	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(1)	$7.5 million	3.75%
		Trust certificates(2)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	November 25, 2021	Class A notes due 2060	$130.2 million	3.75%
	May 25, 2022	Class B-1 notes due 2060(1)	$13.0 million	5.25%
		Trust certificates(2)	$42.8 million	—%
		Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(4)	$177.8 million	3.75%
	None	Class B certificates (4)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	October 25, 2021	Class A notes due 2065(5)	$170.5 million	4.36%
	April 25, 2022	Class B notes due 2065(5)	$15.9 million	5.25%
		Trust certificates(5)	$40.9 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2019-D/ July 2019	None	Class A-1 notes due 2065	$140.4 million	2.96%
	None	Class A-2 notes due 2065	$6.1 million	3.50%
	None	Class A-3 notes due 2065	$10.1 million	3.50%
	None	Class M-1 notes due 2065(3)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(6)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(6)	$7.1 million	variable(7)
	None	Class B-3 notes due 2065(6)	$12.8 million	variable(7)
		Deferred issuance costs	$(2.6) million	—%

(1)The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.
(2)The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes, Class M notes, where present, and Class B notes have been paid in full.
(3)The Class M notes are subordinate, sequential pay, fixed rate notes with Class M-2 notes subordinate to the Class M-1 notes. The Company has retained the Class M notes.
(4)Ajax Mortgage Loan Trust ("AJAXM") 2017-D is a joint venture in which a third party owns 50% of the Class A notes and 50% of the Class B certificates. The Company is required to consolidate 2017-D under GAAP and is reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes, which are held by the third party, are included in Secured borrowings, net. The 50% portion of the Class A notes retained by the Company have been encumbered under a repurchase agreement. 50% of the Class B certificates are recognized as Non-controlling interest.
(5)AJAXM 2018-C is a joint venture in which a third party owns 95% of the Class A notes and 37% of the Class B notes and certificates. The Company is required to consolidate 2018-C under GAAP and is reflecting 100% of the mortgage loans, in Mortgage loans, net. 95% of the Class A notes and 37% of the Class B notes, which are held by the third party, are included in Secured borrowings, net. The 5% portion of the Class A notes retained by the Company have been encumbered under the repurchase agreement. 37% of the Class C certificates are recognized as Non-controlling interest.
(6)The Class B notes are subordinate, sequential pay, with B-2 and B-3 notes having variable interest rates and subordinate to the Class B-1 notes. The Class B-1 notes are fixed rate notes. The Company has retained the Class B notes.
(7)The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust.

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates of between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at September 30, 2019 and December 31, 2018, and the securitization cutoff date ($ in thousands):

	Balances at September 30, 2019				Balances at December 31, 2018				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2016-C	$—	$—		—%	$102,563	$69,692		147%	$157,808		$102,575
2017-A	145,636	85,886		170%	157,033	102,755		153%	216,413		140,669
2017-B	124,774	87,915		142%	132,902	99,857		133%	165,850		115,846
2017-C	139,775	97,771		143%	146,938	109,616		134%	185,942		130,159
2017-D	152,895	64,287	(1)	238%	163,791	69,528	(1)	236%	203,870	(2)	88,903
2018-C	182,554	150,500	(3)	121%	194,606	165,051	(3)	118%	222,181	(4)	167,910
2019-D	167,018	151,158		110%	—	—		—%	193,301		156,670
	$912,652	$637,517	(5)	143%	$897,833	$616,499	(5)	146%	$1,345,365		$902,732

(1)The gross amount of senior bonds at September 30, 2019 and December 31, 2018 were $128.6 million and $139.0 million however, only $64.3 million and $69.5 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(2)Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(3)2018-C contains notes held by the third party institutional investors for senior bonds and class B bonds. The gross amount of the senior and class B bonds at September 30, 2019 were $152.2 million and $15.9 million, however, only $144.6 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively. The gross amount of the senior and class B bonds at December 31, 2018 were $167.5 million and $15.9 million, however, only $159.2 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(4)Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(5)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $6.3 million as of both September 30, 2019 and December 31, 2018.

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

The conversion rate as of September 30, 2019 equals 1.6650 shares of the Company's common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $15.02 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of September 30, 2019, the amount by which the if-converted value exceeds the principal value for the entire series is $4.0 million.

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

At September 30, 2019, the notes' UPB was $123.9 million, and discount and deferred expenses were $5.4 million. Interest expense of $2.6 million was recognized during the quarter ended September 30, 2019 which includes $0.3 million of amortization of discount and deferred expenses, respectively. The discount will be amortized through April 30, 2023, the date at which the notes can be converted by their holders. The effective interest rate of the notes for the quarter ended September 30, 2019 was 8.94%.

Note 10 — Related Party Transactions

The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

			Three months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2019	2018
Interest income	Interest income	Various non-consolidated joint ventures	$3,322	$444
Management fee	Related party expense – management fee	Thetis	2,215	1,456
Loan servicing fees	Related party expense – loan servicing fees	Gregory	2,197	2,457
Income from equity investment	Income from investments in affiliates	Thetis	448	113
Income from equity investment	Income from investments in affiliates	Great Ajax FS	71	64

			Nine months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2019	2018
Interest income	Interest income	Various non-consolidated joint ventures	$8,878	$813
Loan servicing fees	Related party expense – loan servicing fees	Gregory	6,977	7,598
Management fee	Related party expense – management fee	Thetis	5,555	4,428
Income from equity investment	Income from investments in affiliates	Thetis	923	359
Income from equity investment	Income from investments in affiliates	Great Ajax FS	200	88
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	—	99
Expense reimbursements	Other fees and expenses	Great Ajax FS	—	40

The Company’s consolidated Balance Sheets included the following significant related party balances ($ in thousands):

	As of September 30, 2019
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$17,406
Management fee payable	Management fee payable	Thetis	1,215
Receivable from Servicer for REO acquisitions	Prepaid expenses and other assets	Gregory	715
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	193
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	89
Expense reimbursements	Accrued expenses and other liabilities	Various non-consolidated joint ventures	12
Expense reimbursement receivable	Prepaid expenses and other assets	Gregory	7

	As of December 31, 2018
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$14,587
Management fee payable	Management fee payable	Thetis	881
Expense reimbursements	Accrued expenses and other liabilities	Thetis	16
Expense reimbursements receivable	Prepaid expenses and other assets	Gregory	11
Expense reimbursements receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	4

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

During 2019 and 2018, the Company retained $127.6 million and $175.3 million, respectively, in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual balance of the trust after the outstanding debt obligations have been settled.  In certain transactions, the joint venture also issued subordinate notes.  In 2019, the Company retained $93.6 million in senior notes and $12.6 million in subordinate notes. In 2018, the Company retained $144.1 million in senior notes and $9.4 million in subordinate notes. The notes are accounted for as debt securities carried at fair value.  As of September 30, 2019 and December 31, 2018, the Notes were carried on the Company’s consolidated balance sheet at a fair value of $190.8 million and $146.8 million, respectively.

During the second quarter of 2019, the Company sold $176.9 million to a related party joint venture, Ajax Mortgage Loan Trust 2019-C ("2019-C") a joint venture with third party institutional investors and retained 34% or $8.0 million of the trust certificates and $12.1 million in debt securities. The Company recorded a $7.0 million gain on the sale. The retained securities are included in the notes and beneficial interests of $127.6 million discussed in the previous paragraph.

The Company also retained $21.4 million and $21.8 million in beneficial interests issued by joint ventures in 2019 and 2018, respectively. As of September 30, 2019, and December 31, 2018 the Investments in Beneficial Interests were carried on the Company's consolidated Balance Sheet at $45.7 million and $22.1 million, respectively.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which, through the end of 2018, was calculated as 20% of the amount by which total dividends on common stock and distributions on OP units exceeded 8% of book value on a per share basis. The Company’s Board of Directors approved the Second Amended and Restated Management Agreement (the "Amendment”) with the Manager, effective as of March 5, 2019, wherein the incentive fee was restructured into both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock, its distributions on its externally-held operating partnership units and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock and distributions on its externally-held operating partnership units within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company’s common stock and 80% of the remaining incentive fee is payable in cash. In the third quarter of 2019 a $0.5 million incentive fee was payable to the Manager.

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

Servicing fees range from 0.65% to 1.25% annually UPB at acquisition (or the fair market value or purchase price of REO), and are paid monthly. The servicing fee is based upon the status of the loan at acquisition. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the quarter ended September 30, 2019 of $1.7 million, of which $0.9 million was payable in 57,239 shares of its common stock. During the quarter ended September 30, 2019 the Company recorded an incentive fee of $0.5 million, of which $0.1 million was payable in 6,743 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions after quarter end, with 63,982 shares still issuable at September 30, 2019. See Note 10 — Related party transactions.

In addition, through the first quarter of 2019, each of the Company’s independent directors received an annual retainer of $75,000, payable quarterly, half of which was paid in shares of the Company’s common stock on the same basis as the stock portion of the management fee payable to the Manager and half in cash. The annual fee was increased to $100,000, 40% of which is payable in shares of the Company's common stock and 60% in cash, which became effective as of April 1, 2019.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts):

Stock-based Management Fees and Director Fees

	For the three months ended September 30,
	2019		2018
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	63,982	$986	49,229	$775
Independent director fees	2,748	40	2,384	38
Totals	66,730	$1,026	51,613	$813

	For the nine months ended September 30,
	2019		2018
	Number of shares	Amount of expense recognized(1)	Number of Shares	Amount of expense recognized(1)
Management fees	184,681	$2,538	147,849	$2,310
Independent director fees	8,348	118	7,204	114
Totals	193,029	$2,656	155,053	$2,424

(1)All management fees and independent director fees are fully expensed in the period in which the relevant service is received by the Company.

Restricted Stock

Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period upon initial appointment to the Company’s Board of Directors. On August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2017 by forfeitures of 4,000 shares, in 2018 by forfeitures of 2,666 shares and in 2019 by forfeitures of 1,667 shares. On July 24, 2017, the Company granted 39,000 shares of restricted stock to employees of its Manager and Servicer. On July 31, 2018, the Company granted 36,500 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2019 by forfeitures of 2,500 shares. On August 1, 2019, the Company granted 79,000 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

In the first quarter of 2018, the Company’s Board of Directors approved a grant of 3,000 shares of stock to each independent director, with subsequent issuance in the second quarter of 2018. Half of the shares vested immediately upon issuance and the other half are subject to a one-year vesting period.

The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except per share amounts):

	Total Grants		Current period activity		Non-vested shares at September 30, 2019		Fully-vested shares at September 30, 2019
Three months ended September 30, 2019	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended September 30, 2019	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants 2018 (1)	12,000	$162	—	$—	—	$13.48	12,000	$13.48
Employee and Service Provider Grant 2016(2,6)	144,667	1,953	—	62	—	13.50	144,667	13.50
Employee and Service Provider Grant 2017(3)	39,000	544	—	45	13,000	13.95	26,000	13.95
Employee and Service Provider Grant 2018(4,7)	34,000	462	—	39	22,667	13.58	11,333	13.58
Employee and Service Provider Grant 2019(5)	79,000	1,101	79,000	61	79,000	13.94	—	—
Totals	308,667	$4,222	79,000	$207	114,667	$13.87	194,000	$13.56

(1)Half of the 12,000 shares granted vested immediately on the grant date while the remaining shares vest ratably over a one-year period. Grant is fully vested at September 30, 2019.
(2)Vesting is ratable over three-year period from grant date. Grant is fully vested at September 30, 2019.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2019 is 0.8 years.
(4)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2019 is 1.9 years.
(5)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2019 is 2.8 years.
(6)Totals are shown net of 2017 forfeitures of 4,000 shares, 2018 forfeitures of 2,666 shares and 2019 forfeitures of 1,667 shares.
(7)Total is shown net of 2019 forfeitures of 2,500 shares.

	Total Grants		Current period activity		Non-vested shares at September 30, 2018		Fully-vested shares at September 30, 2018
Three months ended September 30, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended September 30, 2018	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants 2018(1)	12,000	$162	12,000	$20	6,000	$13.48	6,000	$13.48
Employee and Service Provider Grant 2016(2,5)	146,334	1,976	—	163	47,889	13.50	98,445	13.50
Employee and Service Provider Grant 2017(3)	39,000	544	—	45	26,000	13.95	13,000	13.95
Employee and Service Provider Grant 2018(4)	36,500	496	36,500	27	36,500	13.58	—	—
Totals	233,834	$3,178	48,500	$255	116,389	$13.56	117,445	$13.55

(1)Half of the 12,000 shares granted vested immediately on the grant date while the remaining shares vest ratably over a one-year period. Weighted average remaining life of grant at September 30, 2018 is 0.4 years.
(2)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 0.9 years.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 1.8 years.
(4)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 2.9 years.
(5)Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666 shares.

	Total Grants		Activity		Non-vested shares at September 30, 2019		Fully-vested shares at September 30, 2019
Nine months ended September 30, 2019	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the nine months ended September 30, 2019	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants 2018(1)	12,000	$162	—	$14	—	$13.48	12,000	$13.48
Employee and Service Provider Grant 2016(2,6)	144,667	1,953	—	368	—	13.50	144,667	13.50
Employee and Service Provider Grant 2017(3)	39,000	544	—	135	13,000	13.95	26,000	13.95
Employee and Service Provider Grant 2018(4,7)	34,000	462	—	111	22,667	13.58	11,333	13.58
Employee and Service Provider Grant 2019(5)	79,000	1,101	79,000	61	79,000	13.94	—	—
Totals	308,667	$4,222	79,000	$689	114,667	$13.87	194,000	$13.56

(1)Half of the 12,000 shares granted vested immediately on the grant date while the remaining shares vest ratably over a one-year period. Grant is fully vested at September 30, 2019.
(2)Vesting is ratable over three-year period from grant date. Grant is fully vested at September 30, 2019.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2019 is 0.8 years.
(4)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2019 is 1.9 years.
(5)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2019 is 2.8 years.
(6)Total is shown net of 2017 forfeitures of 4,000 shares, 2018 forfeitures of 2,666 shares and 2019 forfeitures of 1,667 shares.
(7)Total is shown net of 2019 forfeitures of 2,500 shares.

	Total Grants		Activity		Non-vested shares at September 30, 2018		Fully-vested shares at September 30, 2018
Nine months ended September 30, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the nine months ended September 30, 2018	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants 2018(1)	12,000	$162	12,000	$128	6,000	$13.48	6,000	$13.48
Employee and Service Provider Grant 2016(2,5)	146,334	1,976	—	466	47,889	13.50	98,445	13.50
Employee and Service Provider Grant 2017(3)	39,000	544	—	136	26,000	13.95	13,000	13.95
Employee and Service Provider Grant 2018(4)	36,500	496	36,500	27	36,500	13.58	—	—
Totals	233,834	$3,178	48,500	$757	116,389	$13.56	117,445	$13.55

(1)Half of the 12,000 shares granted vested immediately on the grant date while the remaining shares vest ratably over a one-year period. Weighted average remaining life of grant at September 30, 2018 is 0.4 years.
(2)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 0.9 years.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 1.8 years.
(4)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2018 is 2.9 years.
(5)Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666 shares.

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

For the three and nine months ended September 30, 2019, the Company’s consolidated taxable income was $4.0 million and $20.4 million, respectively; and provisions for income taxes were $27 thousand and $0.1 million, respectively. For the three and nine months ended September 30, 2018, the Company’s consolidated taxable income was $6.5 million and $19.8 million, respectively; and for both the three and nine months ended September 30, 2018 provisions for income taxes were $0.1 million. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at September 30, 2019 or 2018. The Company also recorded no interest or penalties for either the nine months ended September 30, 2019 or 2018.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$7,691	19,751,142		$6,558	18,691,393
Allocation of earnings to participating restricted shares	(82)	—		(70)	—
Consolidated net income attributable to unrestricted common stockholders	$7,609	19,751,142	$0.39	$6,488	18,691,393	$0.35
Effect of dilutive securities
Operating Partnership units	—	—		223	624,106
Restricted stock grants and Manager and director fee shares	82	212,991		70	202,856
Interest expense (add back) and assumed conversion of shares from convertible senior notes	2,552	8,236,520		2,151	7,074,451
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$10,243	28,200,653	$0.36	$8,932	26,592,806	$0.34

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$28,048	19,247,706		$21,744	18,599,088
Allocation of earnings to participating restricted shares	(301)	—		(242)	—
Consolidated net income attributable to unrestricted common stockholders	$27,747	19,247,706	$1.44	$21,502	18,599,088	$1.16
Effect of dilutive securities
Operating Partnership units	346	322,340		724	624,106
Restricted stock grants and Manager and director fee shares	301	208,963		242	209,108
Interest expense (add back) and assumed conversion of shares from convertible senior notes	7,645	8,208,789		6,439	7,056,682
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$36,039	27,987,798	$1.29	$28,907	26,488,984	$1.09

Note 14 — Equity

Common stock

As of September 30, 2019 and December 31, 2018 the Company had 20,347,509 and 18,909,874 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred stock

The Company had 0 shares of preferred stock outstanding at September 30, 2019 and December 31, 2018. There were 25,000,000 shares authorized as of September 30, 2019 and December 31, 2018.

Treasury stock

As of September 30, 2019 the Company held 29,287 shares of treasury stock received through distributions of the Company's shares previously held by its Manager. The Company held 20,277 shares of treasury stock at December 31, 2018.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the nine months ended September 30, 2019 and 2018, 15,204 and 10,381 shares, respectively, were issued under the plan for total proceeds of approximately $0.2 million and $0.1 million, respectively.

At-the-Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the nine months ended September 30, 2019, 551,223 shares of common stock have been sold under the at-the-

market program for total proceeds of approximately $8.3 million; no shares were sold under the at-the-market program during 2018.

Accumulated Other Comprehensive Loss

The Company recognizes temporary holding gains or losses on its investment in debt securities as components of Other comprehensive income/(loss). Accumulated other comprehensive gain/(loss) at September 30, 2019 and December 31, 2018 was as follows ($ in thousands):

Investments in securities:	September 30, 2019	December 31, 2018
Unrealized gains	$1,685	$250
Unrealized losses	(141)	(825)
Accumulated other comprehensive gain/(loss)	$1,544	$(575)

Non-controlling Interest

At September 30, 2019, the Company’s Operating Partnership was 100% owned by the Company. However, at December 31, 2018, the Operating Partnership was majority-owned by the Company, with 624,106 partnership units held by an unaffiliated third party. The OP units were exchangeable on a 1 for 1 basis with shares of the Company’s common stock.
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

At September 30, 2019, the Company had non-controlling interests attributable to ownership interests by five legal entities.

During the year ended December 31, 2017, the Company established AS Ajax E II LLC, to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of September 30, 2019 the Company had retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.

During the year ended December 31, 2017, the Company established 2017-D, a securitization trust, which is 50% held by an accredited institutional investor. As of September 30, 2019 the Company had retained 50% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

During the year ended December 31, 2018, the Company established 2018-C, a securitization trust, which is 37.0% held by an accredited institutional investor. As of September 30, 2019 the Company had retained 63.0% of 2018-C and consolidates the assets, liabilities, revenues and expenses of the trust.

During the year ended December 31, 2018, the Company established BFLD, to purchase and hold REO property, which is 10.0% held by a third party. As of September 30, 2019 the Company had retained 90.0% of BFLD and consolidates the assets, liabilities, revenues and expenses of the entity.

During the nine months ended September 30, 2019, the Company established DG Brooklyn Holdings, to purchase and hold REO property, which is 5.0% held by a third party. As of September 30, 2019 the Company had retained 95.0% of DG Brooklyn Holdings and consolidates the assets, liabilities, revenues and expenses of the entity.

Note 15 — Subsequent Events

Loan Acquisitions

Since the quarter end the Company has acquired six residential RPLs with aggregate UPB of $1.0 million in two transactions from one seller for the Company's own account. The RPLs were acquired at 80.3% of UPB and 62.1% of the estimated market value of the underlying collateral of $1.3 million.

Since quarter end, the Company has agreed to acquire, subject to due diligence, 53 NPLs with aggregate UPB of $9.9 million in two transactions from two sellers for its own account. The purchase price equals 88.6% of UPB and 56.7% of the estimated market value of the underlying collateral of $15.5 million.

The Company also agreed to acquire one triple net lease commercial property for an aggregate purchase price of $0.6 million in a single transaction from a single seller.

The Company has also agreed to acquire, subject to due diligence, 919 residential RPLs with aggregate UPB of $200.0 million in one transaction from a single seller. The purchase price equals 93.9% of UPB and 64.5% of the estimated market value of the underlying collateral of $291.2 million. The majority of these loans are expected to be acquired through joint ventures with institutional accredited investors.

Also expected to close in the fourth quarter of 2019 is the acquisition of 285 RPLs that went under contract in July 2019 for a purchase price of $44.7 million, and the acquisition of five SBCs that went under contract in May 2019 for a purchase price of $0.9 million. The purchase price of the RPLs equals 89.6% of UPB and 65.4% of the estimated market value of the underlying collateral of $68.2 million, and the purchase price of the SBCs equals 101.6% of UPB and 65.3% of the underlying collateral of $1.3 million. The majority of these loans are expected to be acquired through joint ventures with institutional investors.

Also during the quarter ended September 30, 2019 the Company agreed to acquire, subject to due diligence, 44 residential RPLs with aggregate UPB of $7.9 million in two transaction from multiple sellers in a transaction expected to close in the fourth quarter. The purchase price equals 83.5% of UPB and 62.4% of the estimated market value of the underlying collateral of $10.6 million.

Dividend Declaration

On October 29, 2019, the Company’s Board of Directors declared a dividend of $0.32 per share, to be paid on November 26, 2019 to stockholders of record as of November 16, 2019.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements:

•the factors referenced in our annual report for the year ended December 31, 2018, including those set forth under “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations";
•our ability to implement our business strategy;
•difficulties in identifying re-performing loans (“RPLs”), small balance commercial mortgage loans (“SBC loans”) and properties to acquire; and the impact of changes to the supply of, value of and the returns on RPLs and SBC loans;
•our ability to compete with our competitors;
•our ability to control our costs;
•the impact of changes in interest rates and the market value of the collateral underlying our RPL and non-performing loan (“NPL”) portfolios or of our other real estate assets;
•our ability to convert NPLs into performing loans or to modify or otherwise resolve such loans;
•our ability to convert NPLs to properties that can generate attractive returns either through sale or rental;
•our ability to obtain financing arrangements on favorable terms or at all;
•our ability to retain our engagement of our Manager;
•the failure of the Servicer to perform its obligations under the Servicing Agreement;
•general volatility of the capital markets;
•the impact of adverse real estate, mortgage or housing markets and changes in the general economy;
•changes in our business strategy;
•our failure to qualify or maintain qualification as a real estate investment trust (“REIT”);
•our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and
•the impact of adverse legislative or regulatory tax changes.

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

Our Operating Partnership, through interests in certain entities, holds 100% of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. We have securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE, and the we have determined that we are the primary beneficiary of this VIE.

In 2018, we formed Gaea Real Estate Corp., a wholly-owned subsidiary of the Operating partnership. We have elected to treat Gaea Real Estate Corp. as a TRS under the Code. Also during 2018, we formed Gaea Real Estate Operating Partnership, a wholly-owned subsidiary of Gaea Real Estate Corp., to hold investments in commercial real estate assets. We also formed BFLD, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC. All entities are wholly-owned subsidiaries with the exception of BFLD and DG Brooklyn Holdings, of which 10.0% and 5.0%, respectively, are owned by third party investors.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of September 30, 2019 and December 31, 2018 ($ in millions):

	September 30, 2019	December 31, 2018
Residential RPL loan pools	$1,100.2	$1,242.2
SBC loan pools	11.7	21.2
SBC loans non-pooled(1)	26.3	11.1
Residential NPL loan pools	26.7	36.3
Property held-for-sale, net	16.5	19.4
Rental property, net	38.3	17.6
Investment in debt securities	190.8	146.8
Investment in beneficial interests	45.7	22.1
Total Real Estate Assets	$1,456.2	$1,516.7

(1)SBC loans not pooled are accounted for using ASC 310-20 versus ASC 310-30 for our loan pools.

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

We believe that certain cyclical trends continue to drive a significant realignment within the mortgage sector. These trends and their effects include:

•historically low interest rates and elevated operating costs resulting from new regulatory requirements that continue to drive sales of residential mortgage assets by banks and other mortgage lenders;
•declining home ownership due to rising prices, low inventory and increased down payment requirements that have increased the demand for single-family and multi-family residential rental properties;
•rising home prices are increasing homeowner equity and reducing the incidence of strategic default;
•rising prices have resulted in millions of homeowners being in the money to refinance;
•the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets;
•the lack of a robust market for non-conforming mortgage loans in the aftermath of the financial crisis; and
•continuing increases in interest rates will result in lower refinancing volume and home prices increases will slow.

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

We also believe there are significant attractive investment opportunities in the SBC loan and property markets and originate as well as purchase these loans, particularly in urban areas where there is a sustainable trend of young adults desiring to live near where they work. We focus on densely populated urban areas where we expect positive economic change based on certain demographic, economic and social statistical data. The primary lenders for smaller multi-family and mixed retail/residential properties are community banks and not regional and national banks and large institutional lenders. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools of these loans that banks, other lenders and portfolio acquirers typically desire. We continually monitor opportunities to increase our holdings of these SBC loans and properties.

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

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, and other subjective assessments. In particular, we have identified three policies that, due to the judgment and estimates inherent in those policies, are critical to understanding our consolidated financial statements. These policies relate to (i) accounting for Interest income on our mortgage loan portfolio; (ii) accounting for investments in, sales of, and rental income recognized from REO property; (iii) accounting for Investments at fair value; (iv) accounting for investments in Beneficial Interests; (v) accounting for Interest expense on our secured borrowings and repurchase facilities; and (vi) estimation of fair values. We believe that the judgment and estimates used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments or estimates could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to the Critical accounting policies in our Form 10-K for our calendar year ended December 31, 2018, as there have been no changes to these policies.

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

Results of Operations

For the three months ended September 30, 2019, we had net income attributable to common stockholders of $7.7 million, or $0.39 per share, for basic and $0.36 for diluted common shares. For the three months ended September 30, 2018, we had net income attributable to common stockholders of $6.6 million, or $0.35 per share, for basic and $0.34 for diluted common shares. Key items for the three months ended September 30, 2019 include:

•Formed joint ventures that acquired $241.5 million in unpaid principal balance ("UPB") of mortgage loans with collateral values of $429.5 million and retained $43.4 million of varying classes of related securities issued by the joint ventures to end the quarter with $236.5 million of investments in debt securities and beneficial interests
•Purchased $0.4 million of RPLs with UPB of $0.5 million and underlying collateral values of $0.7 million to end the quarter with $1.2 billion in net mortgage loans
•Acquired three multi-family rental properties for $16.0 million and two single-tenant, triple net lease commercial properties for $1.5 million
•Interest income of $27.7 million net of $0.4 million in servicing fee expense on loans held in joint ventures
•Net interest income after provision for loan losses of $13.4 million
•Overall cost of funds decreased approximately 20 basis points due to the issuance of AAA-rated bonds from our second rated securitization, Ajax Mortgage Loan Trust 2019-D ("2019-D"), as well as from lower interest rates on our repurchase lines of credit
•Net income attributable to common stockholders of $7.7 million
•Basic earnings per share of $0.39
•Taxable income of $0.20 per share
•Book value per share of $15.86 at September 30, 2019
•Collected total cash of $69.6 million, including $60.3 million from loan payments, loan payoffs and sales of REO and $9.3 million from our investments in debt securities and beneficial interests
•Held $57.9 million of cash and cash equivalents at September 30, 2019

Table 1: Results of Operations

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2019	2018	2019	2018
INCOME
Interest income	$27,723	$27,416	$85,303	$79,697
Interest expense	(14,317)	(12,997)	(45,441)	(38,290)
Net interest income	13,406	14,419	39,862	41,407
Provision for loan losses	(3)	(365)	(242)	(365)
Net interest income after provision for loan losses	13,403	14,054	39,620	41,042
Income from investments in affiliates	583	239	1,301	628
Gain on sale of mortgage loans	109	—	7,123	—
Other income	1,221	457	3,159	2,600
Total income	15,316	14,750	51,203	44,270
EXPENSE
Related party expense – loan servicing fees	2,197	2,457	6,977	7,598
Related party expense – management fee	2,215	1,456	5,555	4,428
Loan transaction expense	52	(25)	312	365
Professional fees	446	482	1,942	1,597
Real estate operating expenses	1,216	1,001	2,889	2,394
Other expense	940	964	3,240	2,920
Total expense	7,066	6,335	20,915	19,302
Loss on debt extinguishment	—	836	182	836
Income before provision for income taxes	8,250	7,579	30,106	24,132
Provision for income taxes	27	84	136	102
Consolidated net income	8,223	7,495	29,970	24,030
Less: consolidated net income attributable to the non-controlling interest	532	937	1,922	2,286
Consolidated net income attributable to common stockholders	$7,691	$6,558	$28,048	$21,744

Our consolidated net income attributable to common stockholders increased $1.1 million for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 primarily due to the effect in the September 2018 quarter of expensing $0.8 million of deferred issuance costs from the call of our 2016-A and -B securitizations. There was no such similar expense in the third quarter of 2019. The quarter ended September 30, 2019 included an increase in incentive fees of $0.5 million payable to our Manager driven by the increase in our book value as a result of the loan sale during the quarter ended June 30, 2019, and was triggered by the dividend payment in August 2019 according to the terms of our management agreement. Net income attributable to common stockholders in our third quarter also benefited from a decrease in our impairments on loan pools. Our Other income line increased from rental income driven by an overall increase in our REO portfolio and higher gains on the sale for REO properties held-for-sale. These increases were partially offset by higher interest expense for our convertible debt due to additional notes issued in the fourth quarter of 2018. Our overall borrowing rates, however, have declined, most recently due to the successful issuance of AAA-rated bonds in our 2019-D securitization as well as from lower interest rates on our repurchase lines of credit. Additionally, our operating expenses for the quarter increased primarily as a result of the increase in incentive fees paid to our Manager, mentioned above, partially offset by a decrease in REO impairments from $0.9 million in the third quarter of 2018 to $0.7 million our third quarter of 2019.

Net Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Net interest income after provision for loan losses decreased to $13.4 million, and $39.6 million, respectively, for the three and nine months ended September 30, 2019 from $14.1 million, and $41.0 million, respectively, for the three and nine months ended September 30, 2018. The key driver was the reduction in the average balance of our loan portfolio due to the sale of loans to our 2019-C securitization on May 1, 2019and an increase in the weighted average balance of our debt. We acquired $0.4 million of RPLs with an aggregate UPB of $0.5 million, and underlying collateral values of $0.7 million. These loans were acquired and included on our balance sheet on the last day of the quarter. While the average balance of our debt increased, our overall borrowing rates have declined. Additionally, our higher interest expense was also offset by lower impairments on loan pools and higher income on our investments in debt securities and beneficial interests in non-consolidated joint ventures.

For the three and nine months ended September 30, 2019 we recorded provisions for loan loss of $3 thousand and $0.2 million, respectively, due to impairments of certain loan pools. Comparatively during the three and nine months ended September 30, 2018 we recorded provisions for loan loss of $0.4 million. Despite the impairments on these pools, we continue to experience a sustained level of increased performance across the majority of our loan pools. For the quarter ended September 30, 2019 the provisions for loan losses were contributed by one NPL pool totaling approximately $0.6 million in remaining carrying value. Comparatively for the quarter ended September 30, 2018 the provisions for loan losses were contributed by two NPL pools totaling approximately $24.4 million. Also, we continued to see an elevated volume of payoffs as borrowers continued to refinance or sell the underlying property.

The weighted average balance of our mortgage loan portfolio was $1.2 billion for the three months ended September 30, 2019 and 2018. Additionally, we collected $69.7 million, excluding the loan sales proceeds, in cash payments and proceeds on our mortgage loans, our REO held-for-sale and our investments in securities for the three months ended September 30, 2019 compared to collections of $55.8 million for the three months ended September 30, 2018.

The interest income detail for the three months ended September 30, 2019 and 2018 are included in the table below ($ in thousands):

Table 2: Interest income detail

	Three months ended September 30,		Nine months ended September 30,
	2019	2018(1)	2019	2018(1)
Accretable yield recognized on RPL, NPL and SBC loans, pooled	$23,243	$25,932	$73,875	$77,033
Interest income on securities	3,322	444	8,878	813
Interest income earned on SBC loans	626	694	1,411	1,172
Other interest income	289	155	291	422
Bank interest income	243	191	848	257
Interest income	$27,723	$27,416	$85,303	$79,697
Provision for loan losses	(3)	(365)	(242)	(365)
Interest income after provision for loan losses	$27,720	$27,051	$85,061	$79,332

(1)Includes reclass of income from other interest income to interest income on securities.

The interest income on our mortgage loan portfolio decreased for the three and nine months ended September 30, 2019 and September 30, 2018 primarily due to the sale of loans to our 2019-C securitization and the resulting decrease in the average balance of our mortgage loan portfolio.

The average balance of our mortgage loan portfolio, investment in securities and debt outstanding for the three months ended September 30, 2019 and 2018 are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended September 30,
	2019	2018
Average mortgage loan portfolio	$1,180,105	$1,227,262
Average carrying value of debt securities and beneficial interests	$198,320	$32,693
Total average asset level debt	$1,057,536	$948,893

Gain on sale of mortgage loans

During the quarter ended September 30, 2019 we sold three mortgage loans with a carrying value of $1.9 million, UPB of $2.0 million and aggregate property value of $3.6 million for a gain of $0.1 million. During the nine months ended September 30, 2019 we sold 965 mortgage loans with a carrying value of $178.8 million, UPB of $202.1 million and aggregate property value of $323.7 million for a gain of $7.1 million. We sold no mortgage loans during either the three or nine months ended September 30, 2018.

Other Income

Other income increased for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 due to increased rental income as a result of our recent acquisitions of rental properties and the net gain on sale of property held-for-sale, offset by lower late fee income and lower income from the federal government's Home Affordable Modification Program ("HAMP") as more loans reach the five-year threshold for where any additional fees will have been earned. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	Three months ended September 30,		Nine months ended September 30,
	2019	2018(1)	2019	2018(1)
Rental Income	$578	$158	$1,431	$328
Net gain/(loss) on sale of Property held-for-sale	279	(238)	400	297
HAMP fees	206	298	717	1,296
Late fee income	158	236	603	675
Other income	—	3	8	4
Total Other Income	$1,221	$457	$3,159	$2,600

(1)Includes reclass of other income to rental income.

Expenses

Total expenses for the three and nine months ended September 30, 2019 increased from the three and nine months ended September 30, 2018 due to an increase in incentive fees payable to our Manager driven by the increase in our book value. This increase in expense was offset by lower loan servicing fees as a result of a lower average balance of our mortgage loan portfolio and because our interest income from debt securities and beneficial interests is recorded net of servicing fees. Our rental property portfolio increased from $8.1 million at September 30, 2018 to $38.3 million at September 30, 2019 and our increase in real estate operating expenses is directly related to these acquisitions. REO impairments, an element of our real estate operating expenses, decreased from $0.9 million and $2.0 million for the three and nine month periods ended September 30, 2018 to $0.7 million and $1.7 million for the three and nine month periods ended September 30, 2019. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Related party expense - management fee	$2,215	$1,456	$5,555	$4,428
Related party expense – loan servicing fees	2,197	2,457	6,977	7,598
Real estate operating expenses	1,216	1,001	2,889	2,394
Other expense	940	964	3,240	2,920
Professional fees	446	482	1,942	1,597
Loan transaction expense	52	(25)	312	365
Total expenses	$7,066	$6,335	$20,915	$19,302

Other expense decreased for the three months ended September 30, 2019 over the comparable period in 2018 primarily due to a decrease in travel expense, partially offset by an increase in taxes and regulatory expense. Travel expense is primarily incurred during due diligence prior to and subsequent to portfolio acquisition. Other expense increased for the nine months ended September 30, 2019 over the comparable period in 2018 primarily due to taxes and regulatory expense, lien release non due diligence and insurance, partially offset by a decrease in travel expense. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Employee and service provider share grants	$207	$236	$676	$628
Insurance	181	163	499	415
Borrowing related expenses	132	114	466	445
Taxes and regulatory expense	110	45	374	199
Directors' fees and grants	109	105	315	378
Software licenses and amortization	60	57	167	153
Other expense	53	86	367	254
Internal audit services	50	48	149	119
Travel, meals, entertainment	38	110	227	329
Total Other expense	$940	$964	$3,240	$2,920

Equity and Net Book Value per Share

Our net book value per share was $15.86 and $15.59 at September 30, 2019 and December 31, 2018, respectively. While GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, and the subtraction of non-controlling interests classified in equity, by total adjusted shares outstanding, which include OP Units which were outstanding at December 31, 2018 (which were redeemable on a 1-for-1 basis into shares of our common stock) and shares for Manager and director fees that were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Share

	September 30, 2019	December 31, 2018
Outstanding shares	20,347,509	18,909,874
Adjustments for:
Operating partnership units	—	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	66,730	53,431
Conversion of convertible senior notes into shares of common stock	8,248,410	8,143,385
Total adjusted shares outstanding	28,662,649	27,730,796

Equity at period end	$357,964	$334,279
Net increase in equity from expected conversion of convertible senior notes	120,669	120,669
Adjustment for equity due to non-controlling interests	(23,949)	(22,593)
Adjusted equity	$454,684	$432,355
Book value per share	$15.86	$15.59

Mortgage Loan Portfolio

For the three and nine months ended September 30, 2019, we acquired five and 539 RPLs, respectively, for acquisition prices of $0.4 million and $98.3 million, respectively, representing 81.9% and 85.1% of UPB, respectively. Comparatively, for the three and nine months ended September 30, 2018, we acquired 271 and 422 RPLs, respectively, for $64.4 million and $96.3 million, respectively, representing 93.1% and 92.2% of UPB, respectively. We acquired no NPLS for the three and nine month periods ended September 30, 2019. Comparatively, during the three and nine months ended September 30, 2018 we acquired 11 NPLs for an acquisition price of $1.4 million, representing 84.2% of UPB.

For the three months ended September 30, 2019, we acquired no SBC loans. For the nine months ended September 30, 2019, we acquired 21 SBC loans with UPB of $18.4 million that represented 57.1% of the underlying collateral value of $32.3 million. Comparatively, for the three and nine months ended September 30, 2018 we acquired six SBC loans, with UPB of $4.8 million that represented 72.7% of the underlying collateral value of $6.7 million. We ended the period with $1.2 billion of mortgage loans with an aggregate UPB of $1.3 billion as of September 30, 2019 and $1.3 billion of mortgage loans with an aggregate UPB of $1.4 billion as of September 30, 2018.

The following table shows loan portfolio acquisitions that includes paid in full loans after acquisition but before boarding by the Servicer, for the three and nine months ended September 30, 2019, and 2018 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended September 30,		Nine months ended September 30,
	2019	2018(1)	2019	2018(1)
RPLs
Count	5	271	539	422
UPB	$508	$69,211	$115,562	$104,459
Purchase price	$416	$64,428	$98,315	$96,307
Purchase price % of UPB	81.9%	93.1%	85.1%	92.2%
NPLs
Count	—	11	—	11
UPB	—	1,700	—	1,700
Purchase price	—	1,431	—	1,431
Purchase price % of UPB	—%	84.2%	—%	84.2%

(1)Includes the impact of 256 mortgage loans with a purchase price of $47.4 million and UPB of $52.8 million acquired through a 63% owned joint venture that we consolidate.

Table 9: Commercial loans non-pooled

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
SBC loans non-pooled
Count	—	6	21	6
UPB	$—	$4,833	$18,440	$4,833
Undrawn UPB at acquisition	$—	$694	$1,277	$694
Issue price % of collateral value	—%	72.7%	57.1%	72.7%

During the three and nine months ended September 30, 2019, 154 and 1,427 mortgage loans, representing 2.8% and 21.8% of our ending UPB, were liquidated, including conversions to REO property. Comparatively, during the three and nine months ended 2018, 128 and 408 mortgage loans, representing 2.0% and 5.9% of our ending UPB, were liquidated, including conversions to REO property. Our loan portfolio activity for the three and nine months ended September 30, 2019 and 2018 are presented below ($ in thousands):

Table 10: Loan Portfolio Activity

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning carrying value	$1,198,140	$1,231,195	$1,310,873	$1,253,541
RPL, NPL and SBC pool portfolio acquisitions, net cost basis	416	65,859	98,315	97,738
SBC non-pooled portfolio acquisitions, net cost basis	—	4,833	18,449	4,833
Draws on SBC loans	344	—	735	267
Accretion recognized	23,271	25,940	73,903	77,079
Payments received	(54,511)	(50,973)	(147,641)	(149,159)
Reclassifications to REO	(849)	(3,248)	(10,675)	(10,974)
Sale of mortgage loans	(1,889)	—	(178,777)	—
Provision for loan losses	(3)	(365)	(242)	(365)
Interim payoffs	—	(530)	—	(530)
Other	(5)	(67)	(26)	214
Ending carrying value	$1,164,914	$1,272,644	$1,164,914	$1,272,644

Table 11: Portfolio Composition

As of September 30, 2019 and December 31, 2018, our portfolios consisted of the following ($ in thousands):

September 30, 2019(1,2)		December 31, 2018(1,2)
No. of Loans	6,249	No. of Loans	7,111
Total UPB	$1,290,144	Total UPB	$1,481,719
Interest-Bearing Balance	$1,212,284	Interest-Bearing Balance	$1,383,978
Deferred Balance(3)	$77,860	Deferred Balance(3)	$97,741
Market Value of Collateral(4)	$1,814,682	Market Value of Collateral(4)	$2,024,831
Price/Total UPB(5)	82.9%	Price/Total UPB(5)	82.1%
Price/Market Value of Collateral	61.6%	Price/Market Value of Collateral	62.3%
Weighted Average Coupon	4.56%	Weighted Average Coupon	4.54%
Weighted Average LTV(6)	83.8%	Weighted Average LTV(6)	85.9%
Weighted Average Remaining Term (months)	310	Weighted Average Remaining Term (months)	312
No. of first liens	6,182	No. of first liens	7,085
No. of second liens	67	No. of second liens	26
No. of Rental Properties	23	No. of Rental Properties	21
Capital Invested in Rental Properties	$38,730	Capital Invested in Rental Properties	$17,854
RPLs loans(7)	94.4%	RPLs loans(7)	94.7%
NPLs loans	2.3%	NPLs loans	2.8%
Small-balance commercial loans(7)	3.3%	Small-balance commercial loans(7)	2.5%
No. of Other REO	75	No. of Other REO	102
Market Value of Other REO(8)	$17,955	Market Value of Other REO(8)	$21,143

(1)Includes the impact of 1,003 mortgage loans with a purchase price of $177.3 million, UPB of $194.3 million and collateral value of $295.3 million acquired in the fourth quarter of 2017 through a 50% owned joint venture which we consolidate.
(2)Includes the impact of 256 mortgage loans with a purchase price of $47.4 million, UPB of $52.8 million and collateral value of $68.1 million acquired in the third quarter of 2018 through a 63.0% owned joint venture which we consolidate.
(3)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(4)As of date of acquisition.
(5)At September 30, 2019 and December 31, 2018, our loan portfolio consists of fixed rate (52.7% of UPB), ARM (9.8% of UPB) and Hybrid ARM (37.5% of UPB); and fixed rate (53.8% of UPB), ARM (10.1% of UPB) and Hybrid ARM (36.1% of UPB), respectively.
(6)UPB as of September 30, 2019 and December 31, 2018, divided by market value of collateral and weighted by the UPB of the loan.
(7)The calculation on RPLs and the calculation of SBC loans reflects all SBC loans in the calculation of SBC loans. Previously, certain SBC loans acquired in accretable loan pools were included in RPLs.
(8)Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, BPOs, or other market indicators of fair value including list price or contract price.

Real Estate property acquisitions

During the three and nine months ended September 30, 2019, we directly acquired a total of five and seven commercial properties, respectively, not including properties acquired through foreclosure or transferred from loans to rental property or property held-for-sale. During the three and nine months ended September 30, 2019, three and five properties were purchased as multi-family apartment buildings, respectively, for $16.0 million and $20.6 million, respectively. Two properties were acquired during both the three and nine months ended September 30, 2019 as single-tenant commercial properties for a total of $1.5 million.

Table 12: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of September 30, 2019 and December 31, 2018, respectively ($ in thousands):

Portfolio at September 30, 2019

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	629	3,618	1,659	332	11
Unpaid principal balance	$156,880	$840,710	$267,580	$23,996	$978
Mortgage loan portfolio by year of origination	12.2%	65.1%	20.7%	1.9%	0.1%
Loan Attributes:
Weighted average loan age (months)	80.9	148.4	180.4	253.7	381.0
Weighted Average loan-to-value	72.1%	81.3%	67.6%	56.9%	32.7%
Delinquency Performance:
Current	63.7%	57.2%	59.9%	48.1%	53.5%
30 days delinquent	10.5%	13.4%	11.3%	13.9%	—%
60 days delinquent	6.6%	8.7%	8.9%	12.1%	9.4%
90+ days delinquent	17.0%	16.2%	16.6%	20.9%	31.3%
Foreclosure	2.2%	4.5%	3.3%	5.0%	5.8%

Portfolio at December 31, 2018

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	542	4,268	1,897	389	15
Unpaid principal balance	$131,577	$999,659	$320,583	$29,038	$862
Mortgage loan portfolio by year of origination	8.9%	67.4%	21.6%	2.0%	0.1%
Loan Attributes:
Weighted average loan age (months)	80.5	143.1	174.0	249.6	378.6
Weighted Average loan-to-value	78.5%	89.9%	75.2%	66.1%	24.7%
Delinquency Performance:
Current	61.8%	56.9%	57.4%	47.8%	46.1%
30 days delinquent	9.4%	12.5%	13.5%	15.9%	0.5%
60 days delinquent	6.6%	9.3%	9.8%	10.6%	43.0%
90+ days delinquent	14.7%	16.1%	14.0%	21.1%	10.4%
Foreclosure	7.5%	5.2%	5.3%	4.6%	—%

Table 13: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at September 30, 2019 and December 31, 2018 ($ in thousands):

September 30, 2019						December 31, 2018
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	1,028	379,748	29.4%	582,037	32.1%	CA	1,169	423,694	28.6%	624,339	30.9%
FL	689	119,326	9.2%	155,854	8.6%	FL	845	154,443	10.4%	199,423	9.8%
NY	330	106,388	8.2%	162,146	8.9%	NY	346	115,878	7.8%	172,521	8.5%
NJ	294	66,975	5.2%	80,718	4.4%	MD	302	76,698	5.2%	88,628	4.4%
MD	259	64,355	5.0%	74,597	4.1%	NJ	292	69,194	4.7%	80,625	4.0%
GA	367	49,519	3.8%	63,131	3.5%	GA	408	55,666	3.8%	69,406	3.4%
VA	210	45,046	3.5%	58,325	3.2%	TX	476	49,702	3.4%	83,854	4.1%
IL	230	43,500	3.4%	50,042	2.8%	VA	234	48,101	3.2%	61,423	3.0%
TX	399	40,714	3.2%	70,411	3.9%	MA	207	47,593	3.2%	65,177	3.2%
MA	185	39,096	3.0%	56,137	3.1%	IL	217	44,974	3.0%	49,625	2.5%
NC	241	32,160	2.5%	43,856	2.4%	NC	290	41,635	2.8%	54,258	2.7%
WA	116	29,235	2.3%	44,523	2.5%	AZ	194	33,579	2.3%	42,166	2.1%
AZ	161	27,575	2.1%	35,858	2.0%	WA	129	31,574	2.1%	44,961	2.2%
NV	108	21,592	1.7%	27,684	1.5%	NV	126	25,198	1.7%	31,647	1.6%
PA	181	21,479	1.7%	27,274	1.5%	PA	199	22,887	1.5%	29,553	1.5%
SC	133	15,831	1.2%	21,777	1.2%	SC	154	20,527	1.4%	27,697	1.4%
MI	102	14,876	1.2%	22,529	1.2%	MI	120	18,654	1.3%	27,920	1.4%
OR	69	13,552	1.1%	20,439	1.1%	OH	130	15,943	1.1%	18,250	0.9%
OH	107	13,224	1.0%	15,104	0.8%	CO	80	15,672	1.1%	26,364	1.3%
CO	63	13,173	1.0%	23,490	1.3%	TN	131	14,725	1.0%	21,579	1.1%
CT	74	13,003	1.0%	16,656	0.9%	OR	73	14,508	1.0%	21,641	1.1%
TN	114	12,210	0.9%	18,884	1.0%	CT	73	13,349	0.9%	16,895	0.8%
MN	55	10,341	0.8%	12,860	0.7%	IN	115	11,675	0.8%	14,049	0.7%
MO	81	10,221	0.8%	12,632	0.7%	MO	92	11,611	0.8%	14,298	0.7%
IN	100	9,748	0.8%	12,586	0.7%	MN	64	11,591	0.8%	14,730	0.7%
UT	53	9,060	0.7%	14,118	0.8%	UT	67	10,906	0.7%	16,323	0.8%
LA	75	7,763	0.6%	11,551	0.6%	HI	23	8,698	0.6%	11,795	0.6%
HI	17	7,254	0.6%	10,093	0.6%	LA	75	7,540	0.5%	11,538	0.6%
DE	33	6,530	0.5%	7,417	0.4%	WI	48	6,930	0.5%	8,033	0.4%
WI	37	4,802	0.4%	5,827	0.3%	DE	35	6,756	0.5%	7,525	0.4%
DC	17	4,726	0.4%	6,548	0.4%	AL	55	6,626	0.4%	7,559	0.4%
NM	28	4,361	0.3%	5,199	0.3%	DC	22	5,920	0.4%	9,051	0.4%
KY	35	4,017	0.3%	5,362	0.3%	KY	42	5,015	0.3%	6,373	0.3%
AL	43	3,595	0.3%	4,480	0.2%	NM	28	4,408	0.3%	5,205	0.3%
NH	18	3,379	0.3%	4,776	0.3%	NH	21	3,982	0.3%	5,450	0.3%
RI	15	3,245	0.3%	4,188	0.2%	RI	18	3,840	0.3%	4,791	0.2%
OK	31	2,671	0.2%	3,994	0.2%	OK	36	2,916	0.2%	4,470	0.2%
MS	24	2,351	0.2%	2,840	0.2%	MS	25	2,503	0.2%	3,092	0.2%
ID	14	1,735	0.1%	2,755	0.2%	ID	17	2,320	0.2%	3,728	0.2%
IA	16	1,606	0.1%	2,011	0.1%	WV	19	2,119	0.1%	2,705	0.1%
WV	17	1,606	0.1%	2,208	0.1%	IA	20	1,827	0.1%	2,172	0.1%
ME	11	1,572	0.1%	1,829	0.1%	KS	23	1,825	0.1%	2,920	0.1%
KS	19	1,485	0.1%	2,560	0.1%	ME	12	1,698	0.1%	1,958	0.1%
AR	19	1,405	0.1%	1,910	0.1%	AR	20	1,620	0.1%	2,198	0.1%
MT	5	701	0.1%	1,005	0.1%	NE	9	962	0.1%	1,309	0.1%
NE	5	610	0.1%	748	0.1%	PR	8	941	0.1%	1,238	0.1%
WY	5	592	0.1%	760	0.1%	SD	4	720	—%	928	—%
PR	6	551	—%	838	0.1%	VT	3	606	—%	654	—%
SD	3	512	—%	678	—%	WY	5	599	—%	760	—%
VT	2	468	—%	470	—%	MT	4	597	—%	905	—%
ND	3	405	—%	595	—%	ND	4	516	—%	750	—%
AK	2	255	—%	372	—%	AK	2	258	—%	372	—%
	6,249	1,290,144	100.0%	1,814,682	100.0%		7,111	1,481,719	100.0%	2,024,831	100.0%

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

As of September 30, 2019 and December 31, 2018, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, beneficial interests and rental properties. We also held approximately $57.9 million of cash and cash equivalents, an increase of $2.8 million from our balance of $55.1 million at December 31, 2018. Our average daily cash balance during the quarter was $55.9 million, a decrease of $13.0 million from our average daily cash balance of $68.9 million during the three months ended December 31, 2018.

Our principal and interest payments on mortgage loans and securities, payoffs of mortgage loans and proceeds on the sale of our property held-for-sale and sale of debt securities held as investments were $192.8 million and $162.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Our operating cash outflows, including the effect of restricted cash, for the nine months ended September 30, 2019 and 2018 were $11.2 million and $2.6 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $43.6 million and $44.4 million for the nine months ended September 30, 2019 and 2018, respectively. Non-cash interest income accretion was $30.3 million and $32.6 million for the nine months ended September 30, 2019 and 2018, respectively. We also recognized a year-to-date gain of $7.1 million from the sale of our mortgage, consisting primarily of the sale of loans to our 2019-C securitization in the second quarter of 2019. No loans were sold during the nine months ended September 30, 2018. Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that Operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be Investing activities under GAAP, and the cash flows from these activities are included in the Investing section of our consolidated statements of cash flows.

For the nine months ended September 30, 2019 our investing cash inflow of $108.0 million was primarily driven by the sale of mortgage loans to our 2019-C securitization of $186.1 million and principal payments on and payoffs of our mortgage loan portfolio of $104.0 million, principal payments on and payoffs of our debt securities and beneficial interests of $31.3 million, and sale of $39.6 million of debt securities held as investments, offset by purchases of debt securities and beneficial interests of $127.6 million and acquisitions of mortgage loans of $116.8 million. For the nine months ended September 30, 2018 our investing cash outflow of $37.1 million was primarily driven by the acquisitions of our mortgage loans of $97.7 million and purchases of debt securities, beneficial interests and equity securities of $49.8 million offset by principal payments on and payoffs of our mortgage loan portfolio of $105.3 million and sale of our property held-for-sale.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the nine months ended September 30, 2019, we had net financing cash outflows of $94.0 million from our pay down of existing debt obligations, primarily driven by repayments of $298.9 million on repurchase transactions and $135.7 million on secured debt, and partially offset by additional borrowing through repurchase transactions of $198.2 million and on secured debt of $156.7 million. For the nine months ended September 30, 2018, we had net cash inflows from financing activities of $64.3 million primarily driven by proceeds from our repurchase transactions of $182.1 million, proceeds from the sale of our secured borrowings of $167.9 million offset by our pay down of existing debt obligations of $38.1 million on repurchase transactions and $232.4 million on secured debt. We also had proceeds of $8.3 million for the nine months ended September 30, 2019 from the sale of our common stock under our At-the-Market program (see Financing Activities - Equity offerings below). The proceeds from the sale are being deployed to acquire RPLs, NPLs, investments in debt securities and beneficial interests in mortgage loan trusts, and other real estate assets. There were no sales under the At-the-Market program in the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018 we paid $20.2 million and $20.0 million, respectively, in combined dividends and distributions.

Financing Activities — Equity offerings

During the three months ended September 30, 2019, we sold 551,223 shares of common stock for proceeds, net of offering expenses, of $8.3 million under our At-the-Market Issuance Sales Agreements which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From inception (January 30, 2014) to September 30, 2019, we have completed 14 secured borrowings for our own balance sheet, not including our off-balance sheet securitization trusts in which we hold investments in various classes of securities, pursuant to Rule 144A under the Securities Act, six of which were outstanding at September 30, 2019. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our secured borrowings are generally structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our Ajax Mortgage Loan Trusts 2017-D ("2017-D") secured borrowings, from which we sold a 50% interest in the Class A notes and a 50% interest in the residual equity to third parties and 2018-C secured borrowings, from which we sold a 95% interest in the Class A notes and 37% in the Class B and trust certificates, we have retained the subordinate notes and the applicable trust certificates from the other four secured borrowings outstanding at September 30, 2019.

For all of our secured borrowings the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D and 2018-C as noted above, the Class B notes are subordinate, sequential pay, fixed rate notes with the exception of 2019-D which are subordinate, sequential pay, fixed rate notes for Class B-1 and variable rate notes for Class B-2 and Class B-3. The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust. The Class M notes issued under 2017-B and 2019-D are also mezzanine, sequential pay, fixed rate notes.

For all of our secured borrowings, except 2017-B and 2019-D, which contains no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis point step up is triggered, an additional 100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at September 30, 2019 at their respective cutoff dates:

Table 14: Secured Borrowings

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2017-A/ May 2017	May 25, 2020	Class A notes due 2057	$140.7 million	3.47%
	November 25, 2020	Class B-1 notes due 2057(1)	$15.1 million	5.25%
	None	Class B-2 notes due 2057(1)	$10.8 million	5.25%
		Trust certificates(2)	$49.8 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	None	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(1)	$7.5 million	3.75%
		Trust certificates(2)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	November 25, 2021	Class A notes due 2060	$130.2 million	3.75%
	May 25, 2022	Class B-1 notes due 2060(1)	$13.0 million	5.25%
		Trust certificates(2)	$42.8 million	—%
		Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(4)	$177.8 million	3.75%
	None	Class B certificates (4)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	October 25, 2021	Class A notes due 2065(5)	$170.5 million	4.36%
	April 25, 2022	Class B notes due 2065(5)	$15.9 million	5.25%
		Trust certificates(5)	$40.9 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2019-D/ July 2019	None	Class A-1 notes due 2065	$140.4 million	2.96%
	None	Class A-2 notes due 2065	$6.1 million	3.50%
	None	Class A-3 notes due 2065	$10.1 million	3.50%
	None	Class M-1 notes due 2065(3)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(6)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(6)	$7.1 million	variable(7)
	None	Class B-3 notes due 2065(6)	$12.8 million	variable(7)
		Deferred issuance costs	$(2.6) million	—%

(1)The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.
(2)The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes, Class M notes, where present, and Class B notes have been paid in full.
(3)The Class M notes are subordinate, sequential pay, fixed rate notes with Class M-2 notes subordinate to the Class M-1 notes. We retained the Class M notes.

(4)AJAXM 2017-D is a joint venture in which a third party owns 50% of the Class A notes and 50% of the Class B certificates. We are required to consolidate 2017-D and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes, which are held by the third party, are included in Secured borrowings, net. The 50% portion of the Class A notes retained by us have been encumbered under a repurchase agreement. 50% of the Class B certificates are recognized as Non-controlling interest.
(5)AJAXM 2018-C is a joint venture in which a third party owns 95% of the Class A notes and 37% of the Class B notes and certificates. We are required to consolidate 2018-C and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 95% of the Class A notes and 37% of the Class B notes, which are held by the third party, are included in Secured borrowings, net. The 5% portion of the Class A notes retained by us have been encumbered under the repurchase agreement. 37% percent of the Class C certificates are recognized as Non-controlling interest.
(6)The Class B notes are subordinate, sequential pay, with B-2 and B-2 notes having variable interest rates and subordinate to the Class B-1 notes. The Class B-1 notes are fixed rate notes. We have retained the Class B notes.
(7)The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust.

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have three repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are the class B bonds and certificates from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at September 30, 2019 and December 31, 2018 is as follows ($ in thousands):

Table 15: Repurchase Transactions by Maturity Date

			September 30, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
October 30, 2019	September 6, 2019	$43,584	$43,584	$57,846	133%	3.81%
October 30, 2019	September 30, 2019	12,822	12,822	17,130	134%	3.77%
October 30, 2019	September 30, 2019	11,056	11,056	14,819	134%	3.77%
October 30, 2019	April 25, 2019	10,602	10,602	15,145	143%	4.52%
October 30, 2019	September 30, 2019	8,517	8,517	11,382	134%	3.79%
October 30, 2019	May 8, 2019	7,345	7,345	10,819	147%	4.52%
October 30, 2019	May 8, 2019	6,074	6,074	9,038	149%	4.52%
October 30, 2019	September 30, 2019	5,695	5,695	7,432	131%	3.77%
October 30, 2019	April 25, 2019	5,511	5,511	7,112	129%	4.37%
October 30, 2019	May 8, 2019	4,859	4,859	7,464	154%	4.52%
October 30, 2019	September 30, 2019	4,389	4,389	5,725	130%	3.77%
October 30, 2019	September 30, 2019	1,648	1,648	2,388	145%	3.87%
October 30, 2019	September 30, 2019	1,579	1,579	2,287	145%	3.87%
December 6, 2019	June 6, 2019	6,499	6,499	8,258	127%	4.17%
December 6, 2019	June 7, 2019	5,083	5,083	6,442	127%	4.16%
December 6, 2019	June 6, 2019	3,228	3,228	4,175	129%	4.17%
December 6, 2019	June 6, 2019	2,326	2,326	3,360	144%	4.32%
December 6, 2019	June 6, 2019	1,050	1,050	1,607	153%	4.32%
December 20, 2019	June 21, 2019	17,722	17,722	21,937	124%	3.97%
December 20, 2019	June 21, 2019	11,619	11,619	14,382	124%	3.97%
December 20, 2019	June 21, 2019	2,784	2,784	4,050	145%	4.12%
December 30, 2019	June 28, 2019	7,148	7,148	8,371	117%	3.95%
December 30, 2019	June 28, 2019	5,578	5,578	7,242	130%	3.95%
December 30, 2019	June 28, 2019	3,272	3,272	4,667	143%	4.10%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,611	130%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	36,220	134%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,804	130%	3.79%
July 10, 2020	July 15, 2016	250,000	79,197	120,572	152%	4.54%
September 24, 2020	September 25, 2019	400,000	103,097	125,410	122%	4.70%
Totals		$906,094	$438,388	$588,974	134%	4.26%

			December 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 11, 2019	July 11, 2018	$8,956	$8,956	$12,834	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,376	131%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,024	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	15,846	126%	4.40%
April 25, 2019	October 26, 2018	10,549	10,549	15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,580	129%	4.65%
May 8, 2019	November 8, 2018	18,226	18,226	26,036	143%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	15,618	143%	4.84%
June 6, 2019	December 6, 2018	44,224	44,224	58,965	133%	4.65%
June 6, 2019	December 6, 2018	3,786	3,786	5,408	143%	4.80%
June 7, 2019	December 7, 2018	50,294	50,294	66,747	133%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	43,390	134%	4.62%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.77%
June 28, 2019	December 28, 2018	8,860	8,860	13,275	150%	4.64%
July 12, 2019	July 15, 2016	250,000	195,644	289,908	148%	5.00%
September 24, 2019	September 25, 2018	400,000	102,311	134,835	132%	4.89%
Totals		$886,134	$534,089	$745,211	140%	4.80%

As of September 30, 2019, we had $438.4 million outstanding under our repurchase transactions compared to $534.1 million as of December 31, 2018. The maximum month-end balance outstanding during the three months ended September 30, 2019 was $554.1 million, compared to a maximum month-end balance for the three months ended December 31, 2018, of $534.1 million. The following table presents certain details of our repurchase transactions for the three months ended September 30, 2019 and December 31, 2018 ($ in thousands):

Table 16: Repurchase Balances

	Three months ended
	September 30, 2019	December 31, 2018
Balance at the end of period	$438,388	$534,089
Maximum month-end balance outstanding during the quarter	$554,122	$534,089
Average balance	$442,303	$458,934

The decrease in our average balance from $458.9 million for the three months ended December 31, 2018 to our average balance of $442.3 million for the three months ended September 30, 2019 was due to a net decrease in repurchase financing during the three months ended September 30, 2019, as a result of decreased investments in mortgage loans and debt securities.

As of September 30, 2019 and December 31, 2018, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings and our Senior convertible notes.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On October 29, 2019, our Board of Directors declared a dividend of $0.32 per share, paid on November 26, 2019 to stockholders of record as of November 16, 2019. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock, plus distributions on our externally-held operating partnership units, plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock, plus cash special dividends on our commons stock, plus distributions on our externally-held operating partnership units all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. During the three and nine months ended of September 30, 2019, we recorded $0.5 million and $0.7 million, respectively, in expense for incentive fees payable to our Manager. During the three and nine months ended September 30, 2018 we recorded no incentive fees. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 8.07% on an annualized basis of our book value of $15.86 per share at September 30, 2019. If our taxable income continues at the levels we have recently experienced, we could continue to exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related party transactions.

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

A summary of our investments in joint ventures is presented below(1) ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	9.36%	$8,521	$7,112
	Trust certificates	$22,759	—	9.36%	$2,130	$1,904

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	20.00%	$13,275	$8,371
	Trust certificates	$28,447	—	20.00%	$5,689	$3,014

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$15,186
	Trust certificates	$20,166	—	20.00%	$4,033	$2,823

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	5.01%	$4,313	$4,179
	Class B notes due 2058	$8,035	5.25%	20.00%	$1,607	$1,605

	Trust certificates	$20,662	—	20.00%	$4,132	$1,533

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	5.01%	$9,018	$8,258
	Class B notes due 2058	$16,800	5.25%	20.00%	$2,520	$3,360
	Trust certificates	$43,201	—	20.00%	$6,480	$3,371

Ajax Mortgage Loan Trust 2018-G/ December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$36,318
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—	25.00%	$10,414	$10,440

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$22,856
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—	20.00%	$6,134	$5,157

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$22,250
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—	15.00%	$5,880	$4,981

Ajax Mortgage Loan Trust 2019-C/ May 2019	Class A notes due 2058	$150,037	3.95%	5.00%	$7,502	$7,228
	Class B notes due 2058	$14,003	5.25%	34.00%	$4,761	$4,761
	Trust certificates	$36,009	—	34.00%	$12,243	$8,504

Ajax Mortgage Loan Trust 2019-E/September 2019	Class A notes due 2059	$181,101	3.00%	20.00%	$36,220	$36,220
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—	20.00%	$8,693	$3,972

(1)Table does not include our 2017-D and 2018-C securitizations with total original outstanding principal of $222.3 million and $227.3 million, respectively, as these trusts are included in our consolidated financial statements.

Table 18: Contractual Obligations

A summary of our contractual obligations as of September 30, 2019 and December 31, 2018 is as follows ($ in thousands):

September 30, 2019	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$123,850	$—
Borrowings under repurchase agreements	438,388	438,388	—	—	—
Interest on convertible senior notes	43,025	8,979	17,958	16,088	—
Interest on repurchase agreements	9,663	9,663	—	—	—
Total	$614,926	$457,030	$17,958	$139,938	$—

December 31, 2018	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$—	$123,850
Borrowings under repurchase agreements	534,089	534,089	—	—	—
Interest on convertible senior notes	45,237	10,241	20,817	14,179	—
Interest on repurchase agreements	12,789	12,789	—	—	—
Total	$715,965	$557,119	$20,817	$14,179	$123,850

Our secured borrowings are not included in the table above as such borrowings are non-recourse to us and principal and interest are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable.

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

Subsequent Events
Since quarter end, we have acquired six residential RPLs with aggregate UPB of $1.0 million in two transactions from one seller for our own account. The RPLs were acquired at 80.3% of UPB and 62.1% of the estimated market value of the underlying collateral of $1.3 million.

Since quarter end, we have agreed to acquire, subject to due diligence, 53 NPLs with aggregate UPB of $9.9 million in two transactions from two sellers for our own account. The purchase price equals 88.6% of UPB and 56.7% of the estimated market value of the underlying collateral of $15.5 million.

We also agreed to acquire one triple net lease commercial property for an aggregate purchase price of $0.6 million in a single transaction from a single seller.

We have also agreed to acquire, subject to due diligence, 919 residential RPLs with aggregate UPB of $200.0 million in one transaction from a single seller. The purchase price equals 93.9% of UPB and 64.5% of the estimated market value of the underlying collateral of $291.2 million. The majority of these loans are expected to be acquired through joint ventures with institutional accredited investors.

Also expected to close in the fourth quarter of 2019 are the acquisition of 285 RPLs that went under contract in July 2019 for a purchase price of $44.7 million, and the acquisition of five SBCs that went under contract in May 2019 for a purchase price of $0.9 million. The purchase price of the RPLs equals 89.6% of UPB and 65.4% of the estimated market value of the underlying collateral of $68.2 million, and the purchase price of the SBCs equals 101.6% of UPB and 65.3% of the underlying collateral of $1.3 million. The majority of these loans are expected to be acquired through joint ventures with institutional investors.

Also during the quarter ended September 30, 2019 we agreed to acquire, subject to due diligence, 44 residential RPLs with aggregate UPB of $7.9 million in two transaction from multiple sellers in a transaction expected to close in the fourth quarter. The purchase price equals 83.5% of UPB and 62.4% of the estimated market value of the underlying collateral of $10.6 million.

On October 29, 2019, our Board of Directors declared a dividend of $0.32 per share to be paid on November 26, 2019 to our common stockholders of record as of November 16, 2019.

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

Item 2. Unregistered Sales of Securities

Unregistered Sales of Equity Securities

On August 1, 2019 we issued 79,000 shares of our common stock to employees of our Manager and Servicer under our 2016 Equity Incentive Plan. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On August 8, 2019 we issued 58,398 shares of our common stock to the Manager in payment of the stock-based portion of the management fee due for the third quarter of 2019 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the second quarter of 2019. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On August 8, 2019 we issued each of our four independent directors 709 shares of common stock in partial payment of their quarterly director fees for the third quarter of 2019. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: November 6, 2019	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)