Form 10-K
period 2019-12-31
Great Ajax Corp.
filed 2020-03-04
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $258,529,624 based on the price per share of $14.00, the closing price on June 30, 2019.
As of March 2, 2020, 22,142,143 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements:

•the factors referenced in this Annual Report, including those set forth under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business”;
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

Item 1. Business

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of re-performing loans ("RPLs"), including residential mortgage loans and small balance commercial (“SBC”) loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. We opportunistically originate SBC loans that have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties. The SBC loans that we purchase are typically RPLs. Additionally, we may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or through a direct acquisition. We may also target investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs either directly or with joint venture partners. We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer. GA-TRS is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

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

In 2018, we formed Gaea Real Estate Corp. ("Gaea"), a wholly-owned subsidiary of the Operating Partnership. We elected to treat Gaea as a TRS under the Code. Also during 2018, we formed Gaea Real Estate Operating Partnership, a wholly-owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BLFD Holdings LLC ("BFLD"), Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings, LLC ("DG Brooklyn Holdings") also as a subsidiary of Gaea Real Estate Operating Partnership to hold investments in multi-family properties.

On November 22, 2019 we completed a private capital raise transaction for Gaea through which Gaea raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, we retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. Prior to the date of the capital raise, we consolidated Gaea's results and balances. From the date of the capital raise forward, we account for our investment in Gaea under the equity method.

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

Strategy

We are continuing the opportunistic strategy developed by our Manager’s management team in a REIT structure that we believe provides us access to capital and allows us to compete for more significant investment opportunities in the evolving mortgage markets. This strategy enables us to generate attractive current yields and risk-adjusted total returns for our stockholders. We intend to continue to distribute substantially all of our REIT taxable income to our stockholders in accordance with applicable REIT qualification requirements. Our strategy consists of:

•constructing and owning a portfolio of residential RPLs and SBC loans at discounts to UPB and significant discounts to underlying property values;
•expanding our acquisitions of RPLs, SBC loans, and limited acquisitions of NPLs through joint ventures;
•constructing concentrations of investments in geographic areas, cities and neighborhoods with certain demographic and economic trends and attributes;
•working, through our Servicer, to (1) support the continued performance of RPLs; (2) convert a portion of our NPLs to performing status; (3) determine the optimal loss mitigation strategy on an asset-by-asset basis; and (4) manage the process and timelines for converting NPLs to sale or rental REO;
•when economically efficient, securitizing our RPL portfolio to create long-term, fixed rate, non-recourse financing, while retaining one or more tranches of any subordinated securities we may create;
•opportunistically mitigating our interest rate and prepayment risk, including, potentially, through the use of a variety of hedging instruments; and

•working through joint ventures with third party investors to acquire pools of mortgage loans and other mortgage related assets, which may create value additive opportunities for us, our Manager (an affiliated entity), and our Servicer (an affiliated entity). Depending upon the needs, liquidity and risk profiles of our third party investors, the criteria for asset acquisitions by our joint ventures may differ somewhat from the criteria we would use for asset acquisitions intended exclusively for our own portfolio.

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

We price each loan pool we acquire on a loan-by-loan basis and focus on acquiring loans with the underlying property located in or in close proximity to urban centers where we believe that HPA will outpace the national market. We use proprietary models to predict probabilistic future cash flows for each loan and generate cash flow projections. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Some of the variables used are the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents. For loan pool acquisitions, we target a 6–10% return on RPLs, including SBC loans, and a 7-15% return on NPLs, without taking into account or giving effect to any borrowings, which we refer to as an unlevered return. We analyze each RPL for re-default probability, loan-to-value ratio, interest rate and structure of the loan and the likely resolution method in the event the loan stops performing. Each RPL is analyzed through both a performing and non-performing path.

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

We seek to build concentrations of loans and real properties in certain markets. These markets include, but are not limited to, Phoenix, Arizona; Los Angeles and San Diego, California; Miami, Ft. Lauderdale, West Palm Beach, Orlando and Tampa, Florida; Atlanta, Georgia; New York and New Jersey metropolitan area; Houston and Dallas, Texas; Portland, Oregon; and Maryland and Virginia near Washington, DC. In addition to its experienced servicing staff, our Servicer has contracted with local experts in areas where it services a significant number of loans that provide local area market intelligence, monitor properties and can manage rehabilitation projects for REO or repairs for rental properties. We believe having affiliated local experts and a centralized management team provides us a competitive advantage and leads to more informed decision-making and better execution.

The following provides further detail as to our RPL and SBC loan acquisition strategy:

•We believe that buying RPLs is more efficient and lower risk than acquiring single-family REO. We purchase RPLs at a discount from UPB and a significant discount to underlying property value, but the borrower is required to pay interest on the full UPB, leading to a higher current yield. The borrower is also responsible for property taxes, insurance and maintenance, which are all costs that the owner of a REO would otherwise have to pay. In addition, to the extent that the UPB exceeds the home’s or commercial property’s value, the lender will benefit from all price appreciation, net of carrying and liquidation costs, until such time as the price exceeds the UPB plus any arrearages and expenses. While the return to the mortgage loan owner is thus capped, there is also risk mitigation if the REO value decreases, until the value is less than the price the lender paid for the loan.
•The histories of distressed mortgage loans often provide more insight into the likelihood of default than acquiring newly originated mortgage loans, which should allow our Manager to model default risk and price acquisitions more accurately.
•If an RPL becomes an NPL, we, through the Servicer, have a number of ways to mitigate our loss. These loss mitigation techniques include working with the borrower to achieve performance, including through modification of the mortgage loan terms as well as short sale, assisted deed-in-lieu of foreclosure, assisted deed-for-lease, foreclosure and other loss mitigation activities. With each REO acquired, we assess the best potential return, typically either through rental, sale with carryback financing, which we believe will increase the potential pool of purchasers, or sale without our financing the purchase.
•We believe that we are able to purchase mortgage loans at lower prices than single-family REO properties because sellers of such loans are able to avoid paying the costs typically associated with sales of real estate, whether single-family residences or smaller commercial properties, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this motivates sellers to accept lower prices for the RPLs than they would if selling REO directly.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2019 and 2018 ($ in millions):

	As of December 31,
Our portfolio at year-end:	2019	2018
Residential RPL loan pools	$1,085.5	$1,242.2
SBC loan pools	11.7	21.2
SBC loans non-pooled(1)	23.4	11.1
Residential NPL loan pools	30.9	36.3
Property held-for-sale, net	13.5	19.4
Rental property, net	1.5	17.6
Investment in debt securities	231.7	146.8
Investment in beneficial interests	58.0	22.1
Total Real Estate Assets	$1,456.2	$1,516.7

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

Our Board of Directors has adopted the following additional investment guidelines:

•investments and acquisitions that exceed 15% of our equity from time to time must be approved by the Investment Supervisory Committee of our Board of Directors;
•no investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;
•no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act;
•our assets will be invested within our target assets, as described above; and
•until appropriate investments can be identified, we may pay off short-term debt or invest the proceeds of any offering in interest-bearing, short-term investments, including funds that are consistent with qualifying and maintaining our qualification as a REIT.

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

Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. Our charter, bylaws and investment policies require no minimum or maximum leverage and our Investment Supervisory Committee has the discretion, subject to the oversight of our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic and opportunistic, our overall leverage will vary over time and our Board of Directors believes it is appropriate to apply higher leverage to higher quality assets.

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

The Management Agreement

We are a party to the Management Agreement with the Manager, which expires on March 5, 2034. We have 19.8% ownership in our Manager. Under the Management Agreement, the Manager implements our business strategy and manages our business and investment activities and day-to-day operations, subject to oversight by our Board of Directors. Among other services, the Manager, directly or through affiliates, provides us with a management team and necessary administrative and support personnel. Additionally, we pay directly for services related to internal audit, a function that reports to the Audit Committee of the Board of Directors. We do not currently have any employees paid directly by us and do not expect to have any other employees that are paid directly by us in the foreseeable future. Each of our executive officers is an employee or officer, or both, of the Manager or the Servicer.

Under the Management Agreement, we pay both a base management fee and an incentive fee to the Manager.

The base management fee equals 1.5% of our stockholders’ equity per annum, including equity equivalents such as our convertible senior notes, and is calculated and payable quarterly in arrears. For purposes of calculating the management fee, our stockholders’ equity means: the sum of (i) the net proceeds from any issuances of common stock or other equity securities we or the Operating Partnership have issued (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) our and our Operating Partnership’s (without double counting) retained earnings calculated in accordance with accounting principles generally accepted in the United States, ("U.S. GAAP,") at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that we or our Operating Partnership pays to repurchase shares of common stock or outstanding limited partnership units of our Operating Partnership ("OP Units") since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in our consolidated financial statements prepared in accordance with U.S. GAAP, and (C) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our consolidated financial statements.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, of 20% of the amount by which total dividends on our common stock and distributions on OP units exceeds 8% of book value. However, no incentive fee may be paid to the Manager with respect to any calendar quarter unless our cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee is payable in shares of our common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of our common stock and 80% of the remaining incentive fee is payable in cash. In the third quarter of 2019 we recorded an expense of $0.1 million for an incentive fee payable to our Manager. Our dividend payments are driven by our taxable income. If our taxable income continues at the levels we have recently experienced, we could continue to exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment.

We also reimburse the Manager for all third-party, out-of-pocket costs it incurs for managing our business, including third-party diligence and valuation consultants, legal expenses, auditors and other financial services. The reimbursement obligation is not subject to any dollar limitation. Expenses are generally reimbursed in cash on a monthly basis.

We would be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by us without cause, (ii) our decision not to renew the Management Agreement upon the determination of at least two thirds of our independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of us becoming regulated as an “investment company” under the Investment Company Act (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by our Board of Directors), or (iv) a termination by the Manager if we default in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to twice the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.

Under the Second Amended and Restated Management Agreement by and between us and the Manager dated as of March 5, 2019, we pay a quarterly base management fee based on our stockholders’ equity, including equity equivalents such as our issuance of convertible senior notes, and may be required to pay a quarterly and annual incentive management fee based on our cash distributions to our stockholders and increases in our book value. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end.

The Servicer

Our Servicer, Gregory, was formed by the members of our Manager’s management team to service “high-touch” assets, which are loans that require substantial and active interaction with the borrower for modification or other resolution. These loans are to less creditworthy borrowers or for properties the value of which has decreased and are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Our Servicer, or its wholly-owned subsidiary, is licensed to service loans in all states in which it does business and has unsupervised Title II Mortgagee authorization from the Federal Housing Administration (“FHA”). Our Servicer, or its wholly owned subsidiary, is also a licensed mortgage lender in 26 states, and currently has mortgage loan origination staff who are licensed in 11 of those states. We own an 8.0% equity interest in the parent company of our Servicer through a TRS.

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

The Servicer receives an annual servicing fee ranging from 0.65% annually of the UPB to 1.25% annually of UPB. The servicing fee is based upon the status of the loan at acquisition. Servicing fees are paid monthly. The fees do not change if an RPL becomes non-performing or vice versa. For certain of our joint ventures, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The total fees we incur for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. Servicing fees for our real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO we otherwise purchase.

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

Our preferred resolution methodology is typically to cause the RPLs and NPLs to perform. Following a period of continued performance, we expect many borrowers will refinance these loans with other lenders at or near the estimated value of the underlying property, potentially generating attractive returns for us. We believe loan re-performance followed by refinancing generates near-term cash flows, provides the highest possible stable economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these newly performing loans. However, based on historical experience, we expect that many of our residential NPLs will enter into foreclosure, ultimately becoming REO that we can, partially based on our analysis of risk-adjusted returns, sell, or convert into rental properties. If a REO property does not meet our investment criteria, we expect the Servicer to engage in REO liquidation and short sale processes to dispose of the property and generate cash for reinvestment in other acquisitions. We believe that our multifaceted resolution approach generally creates optimal stable returns, as all loans and REO may not be amenable to a single resolution strategy. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the assets to a TRS, prior to marketing the asset for sale. For more information regarding our resolution methodologies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Operating Results — Resolution Methodologies.”

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

Item 1A. Risk Factors

You should carefully consider the risks described below together with the other information included in this Annual Report. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value of our common stock could decline.

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

The supply of RPLs and SBCs may decline over time as a result of higher credit standards for new loans and/or general economic improvement, and the prices for RPLs and SBCs may increase, which could materially and adversely affect us.

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

Our assets are not subject to any geographic, diversification or concentration limitations. Accordingly, our investment portfolio may be concentrated by geography, single-family rental property characteristics and/or borrower demographics, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for single-family housing or rentals in these or other areas where we own assets may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments. Historically, our mortgage and real estate assets have been concentrated in Florida and the western and southwestern United States.

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

Our SBC loans secured by multi-family or commercial property may be subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically depends primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•tenant mix;
•success of tenant businesses;

•property management decisions;
•property location and condition;
•competition from comparable types of properties;
•changes in laws that increase operating expenses or limit rents that may be charged;
•any need to address environmental contamination at the property or the occurrence of any uninsured casualty at the property;
•changes in national, regional or local economic conditions and/or specific industry segments;
•declines in regional or local real estate values;
•declines in regional or local rental or occupancy rates;
•increases in interest rates;
•real estate tax rates and other operating expenses;
•changes in governmental rules, regulations and fiscal policies, including environmental legislation; and
•acts of God, terrorist attacks, social unrest and civil disturbances.

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

Delinquency rates have a significant impact on our revenues and expenses of our mortgage loans as follows:

•Revenue.     Increased delinquencies generate higher ancillary fees to the loan servicer, which fees are recoverable, if at all, in the event that the related loan is liquidated prior to payment of the interest on the loan or MBS that we own.
•Expenses.   An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers. The cost of servicing an increasingly delinquent mortgage loan portfolio may rise without a corresponding increase in revenue because of increased third-party cost reimbursements such as property taxes and insurance.

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

Our ability to obtain permanent non-recourse financing through securitizations is affected by a number of factors, including:

•conditions in the securities markets, generally;
•conditions in the asset-backed securities markets, specifically;
•yields on our portfolio of mortgage loans;
•the credit quality of our portfolio of mortgage loans; and
•our ability to obtain any necessary credit enhancement.

In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. Recent conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, a general tightening of credit and substantial regulatory uncertainty. Although we have been able to complete 15 securitizations, if these conditions worsen in the future, they could increase our cost of funding, and could reduce or even eliminate our access to the securitization market. As a result, these conditions could preclude us from securitizing assets acquired for such purpose.

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

We own real estate directly as well as assets that are secured by real estate. Real estate assets are subject to various risks, including:

•declines in the value of real estate;
•acts of nature, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•adverse changes in national and local economic and market conditions;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•costs of remediation and liabilities associated with environmental conditions such as indoor mold; and
•the potential for uninsured or under-insured property losses.

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

Rising interest rates may reduce the desirability of refinancing existing mortgages by increasing a borrower’s monthly payments. Rising interest rates may also cause economic distress to borrowers with mortgage terms that subject them to market-based increases in interest rates. Consequently borrowers who might otherwise have refinanced their mortgages may not be able to do so on favorable terms. And borrowers with interest-rate sensitive mortgages may experience payment increases that preclude their ability to makes such payments in a timely manner, if at all. As a result, the duration of our resolution timelines may be extended, with an associated negative impact in our cash collections and /or our earnings.

The principal and interest payments on our retained MBS are not guaranteed by any entity and, therefore, are subject to increased risks, including credit risk.

We create and retain MBS that are backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines. Consequently, the principal and interest on those MBS are not guaranteed by GSEs such as Fannie Mae and Freddie Mac, or securitized through Ginnie Mae. We do not currently expect to acquire third-party non-Agency MBS.

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

We rely on the Servicer to service and manage our assets, including managing collections on our whole mortgage loans and the mortgage loans underlying our retained MBS. If the Servicer is not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If the Servicer takes longer than we expect to liquidate non-performing assets, our losses may be higher than originally anticipated. We also rely on the Servicer to provide all of our property management, lease management and renovation management services associated with the real properties we acquire upon conversion of residential mortgage loans that we own or that we acquire directly. The failure of the Servicer to effectively service our mortgage loan assets, including the mortgage loans underlying any MBS we may own, REO and other real estate-related assets could negatively impact the value of our investments and our performance.

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

Certain mortgage loans our Servicer services are higher risk loans, meaning that the loans are made to less credit worthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance costs, which could result in a further increase in servicing costs. Our Servicer may not be able to pass along any of the additional expenses it incurs in servicing higher risk loans to its servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect ours and our Servicer’s business, financial condition and results of operations.

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

Rental rates and occupancy levels for single-family residential properties have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including:

•increases in housing costs which make the traditional concept of home ownership, especially for younger workers, more difficult;

•a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit;
•economic and employment conditions that have increased foreclosure rates;
•a concentration of high-paying employment opportunities in certain large metropolitan areas currently experiencing significant HPA is pricing homes beyond the reach of many buyers, and also forcing reductions in HPA in outlying areas.

The single-family rental market is currently significantly larger than in historical periods. We do not expect the favorable trends in the single-family rental market to continue indefinitely. The strengthening of the U.S. economy and job growth, the current availability of low residential mortgage rates and government-sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of single-family rental properties will decrease and the competition for tenants will intensify. To the extent that a significant portion of our business becomes single-family rentals, a softening of the rental property market in our markets could adversely affect our operating results and cash available for distribution, potentially materially.

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

We use leverage as a strategy to increase the return to our investors. However, we may not be able to achieve our desired leverage for any of the following reasons:

•we determine that the leverage would expose us to excessive risk;
•our lenders do not make funding available to us at acceptable rates or on acceptable terms; and
•our lenders require that we provide additional collateral to cover our borrowings.

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

Subject to qualifying and maintaining our qualification as a REIT and exemption from registration under the Investment Company Act, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity would vary in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related assets or liabilities being hedged;
•to the extent hedging transactions do not satisfy certain provisions of the Code or are not made through a TRS, the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by the Code provisions governing REITs;

•the value of derivatives used for hedging is adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity;
•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

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

Our Manager’s or our Servicer's failure to comply with these laws, regulations and rules may result in reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations.

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

The U.S. federal tax legislation, commonly known as the Tax Cuts and Jobs Act (“TCJA”), makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, a temporary reduction in the highest marginal income tax rate applicable to individuals subject to a “sunset” provision, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest), certain additional limitations on the deduction of net operating losses and preferential effective rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or shares of our common stock or market conditions generally. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the TCJA, the effect and timing of which cannot be predicted and which may be adverse to us or our stockholders.

Among other amendments, the TCJA effected the following changes (generally effective for taxable years beginning after December 31, 2017, unless otherwise indicated):

•For taxable years that begin after December 31, 2017, and before January 1, 2026: (i) the U.S. federal income tax brackets generally applicable to ordinary income of individuals, trusts and estates have been modified, and (ii) stockholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT (i.e., not including dividends that are eligible for the reduced rates applicable to “qualified dividend income” or treated as capital gain dividends), subject to certain limitations.

•The U.S. federal income tax rate applicable to corporations has been reduced to 21% (from the previous maximum rate of 35%), and the alternative minimum tax has been repealed for corporations. In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are attributable to gain from the disposition of a U.S. real property interest is reduced from 35% to 21%.

•There are new limitations on the deductibility of interest expense and net operating losses, which may affect the deductibility of interest paid or accrued by, or net operating losses generated by, us or our TRSs or other subsidiaries. Certain of the limitations applicable to net operating losses apply to losses arising in taxable years ending after December 31, 2017.

•A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will be required to segregate its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

•New rules have been enacted that in some circumstances may accelerate the recognition of certain income items.

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

Conflicts between us and our Manager. Our Manager manages our business, investment activities and affairs pursuant to the Management Agreement. This agreement was not negotiated at arm’s length and, accordingly, could contain terms, including the basis of calculation of the amount of the fees payable to our Manager, that are less favorable to us than similar agreements negotiated with unaffiliated third parties. Furthermore, the calculation of our Manager’s incentive fee is based on, among other measures, the dividends declared by our Board of Directors. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of dividends at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer through GA-TRS, with warrants to purchase an additional equity interest in GAFS. As of March 2, 2020, two of our larger stockholders, Flexpoint Great Ajax Holdings LLC (“Flexpoint REIT Investor”) an affiliate of an investment fund managed by Flexpoint Ford LLC, and investors consisting of an investment fund for which Wellington Management Company LLP is the investment advisor and one or more other investment advisory clients of Wellington Management Company LLP (collectively, the “Wellington Investors”) own 4.3% and 14.8%, respectively, of our outstanding common stock. In addition, Flexpoint REIT Investor and one of the Wellington Investors each own 26.73% of our Manager, and 9.03% of Great Ajax FS LLC (“GAFS”), the parent of the Servicer, with warrants to purchase an additional equity interest in GAFS. Mr. Mendelsohn controls 50% of the manager of Aspen, which owns a 26.73% investment in our Manager and a 73.77% interest in GAFS, and has certain economic and/or management rights with respect to approximately 9.22% of the interests in Aspen. Furthermore, each of our executive officers is an executive officer of our Manager or the Servicer or both and has interests in our relationship with them that may be different from the interests of our stockholders. In particular, these individuals, other than the chief financial officer, have a direct interest in the financial success of our Manager or the Servicer, which may encourage these individuals to support strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and our Manager, our Servicer, Aspen or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence — Agreements with Anchor Investors.”

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

Our Manager will be entitled to receive incentive compensation based upon, among other measures, the dividends declared by our Board of Directors in its discretion. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of dividends at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

The Servicing Agreement was not negotiated at arm’s length.

Under the Servicing Agreement, the Servicer provides us with critically important services, including, among many others, the servicing of our whole mortgage loans, including the mortgage loans underlying our MBS, loan modification services, assisted deed-in-lieu of foreclosure services, assisted deed-for-lease services and other loss mitigation services with respect to our mortgage loans and property management, leasing management and renovation management services with respect to our real property assets and assistance in finding third party financing for such properties. The Servicing Agreement has an initial term of 15 years, expiring July 8, 2029. We may not terminate the Servicing Agreement except for cause or if we terminate the Management Agreement for cause, the Servicer may terminate the Servicing Agreement without cause by providing written notice to us no later than 180 days prior to December 31 of any year, and the Servicing Agreement will terminate effective on the December 31 next following the delivery of such notice. The Servicing Agreement also provides that the Servicer may terminate the agreement within 180 days after receiving notice that the Management Agreement has terminated, without any termination payment by us if the Management Agreement has been terminated for cause. If the Management Agreement has been terminated other than for cause and the Servicer terminates the Servicing Agreement, we will be required to pay a significant termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. Upon any termination of the Servicing Agreement, it may be difficult for us to secure suitable replacements or we may secure alternative servicers with less effective servicing platforms or at greater expense. In addition, the Servicer has no liability to us for its negligence in performing services for us under the Servicing Agreement, unless that negligence rises to the level of gross negligence or willful misconduct. The material terms of the Servicing Agreement are further described in “Item 1. Business — The Servicer.” The Servicing Agreement was not negotiated at arm's length; accordingly, it may contain terms that are less favorable to us than agreements negotiated with one or more unaffiliated third parties might contain.

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

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We are organized as a holding company and we conduct our business primarily through wholly-owned subsidiaries of our Operating Partnership. Neither we nor our Operating Partnership nor Great Ajax Funding is an investment company under Section 3(a)(1)(C). The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed 40% of the value of all our assets (excluding U.S. government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Our 19.8% equity interest in our Manager and our 8.0% equity interest in the parent company of our Servicer are held by GA-TRS, which is a special purpose subsidiary of our Operating Partnership, and GA-TRS may rely on Section 3(c)(1) or Section 3(c)(7) for its Investment Company Act exclusion and, therefore, our interest in such subsidiary would constitute an “investment security” for purposes of determining whether we pass the 40% test (see “Item 1. Business — Operating and Regulatory Structure — Investment Company Act Exclusion” for additional information regarding the 40% test).

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

Registration under the Investment Company Act would require us to comply with a variety of substantive requirements that impose, among other things:

•limitations on capital structure;
•restrictions on specified investments;
•restrictions on leverage or senior securities;
•restrictions on unsecured borrowings;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

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

Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder, and thereafter require two supermajority stockholder votes to approve any such combination; and
•“control share” provisions that provide that a holder of our “control shares” (defined as voting shares of stock which, when aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), entitle the acquiror to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) generally has no voting rights with respect to the control shares except to the extent approved by our stockholders by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action.

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

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their oversight of the management of our company. At the same time, we, through our wholly-owned subsidiary, will have fiduciary duties, as a general partner, to our Operating Partnership and to any partners thereof under Delaware law in connection with the management of our Operating Partnership. Our duties as a general partner to our Operating Partnership and any of its affiliates may come into conflict with the duties of our directors and officers. In the event of a conflict between the interests of our stockholders and the interests of the affiliates of our Operating Partnership, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the affiliates; provided, that for so long as we own a controlling interest in our Operating Partnership, any such conflict that we, in our sole and absolute discretion, determine cannot be resolved in a manner not adverse to either our stockholders or the affiliates of our Operating Partnership will be resolved in favor of our stockholders.

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

The stock market in general has been, and the market price of our common stock in particular will likely be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock. Some of the other factors that could negatively affect our share price or result in fluctuations in our share price include:

•actual or anticipated variations in our quarterly operating results;
•increases in market interest rates that lead purchasers of our common stock to demand a higher yield;
•changes in our funds from operations or earnings estimates;
•changes in market valuations of similar companies;
•actions or announcements by our competitors;
•actual or perceived conflicts of interest, or the discontinuance of our strategic relationships, with our Manager, the Servicer or Aspen;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of key personnel;
•actions by stockholders;
•speculation in the press or investment community;
•our ability to maintain the listing of our common stock on a national securities exchange;
•failure to qualify or maintain our qualification as a REIT; and
•failure to maintain our exemption from registration under the Investment Company Act.

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

To continue to qualify and maintain our qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we make regular quarterly distributions to holders of our common stock out of legally available funds. Our current policy is to pay quarterly distributions that, on an annual basis, will equal all or substantially all of our net taxable income. We have not, however, established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report. All distributions are made at the discretion of our Board of Directors and depend on our earnings, our financial condition, any debt covenants, qualification and maintenance of our REIT qualification, restrictions on making distributions under Maryland law and other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future and our Board of Directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•the profitability of the assets we hold, purchase or originate;
•our ability to make profitable acquisitions and originations;
•margin calls or other expenses that reduce our cash flow;
•defaults in our asset portfolio or decreases in the value of our portfolio; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

During the third and fourth quarters of 2019, we sold 2,278,518 shares of our common stock under our at-the-market program for net proceeds of approximately $34.3 million, net of underwriting fees. We did not sell any shares of our common stock under our at-the-market program in 2018. The conversion rate for our convertible senior notes due 2024, which are convertible into shares of our common stock, was 1.6694 at December 31, 2019. Holders may convert their notes at their option prior to April 30, 2023 only under limited circumstances. See "Item 7. Management's Discussion and Analysis - Debt"

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are shared with our Manager and our Servicer and are located in 9400 SW Beaverton-Hillsdale Hwy, Suite 131, Beaverton, OR 97005. The lease for these premises expires on November 30, 2020, and our Manager is concluding negotiations with a different lessor for a larger property; we are not responsible for any lease costs. Our telephone number is: 503-505-5670. Our web address is www.greatajax.com. The information on our website does not constitute a part of this Annual Report.

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

Holders

As of March 2, 2020, there were 154 stockholders of record.

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

Performance Graph

The following graph shows the cumulative total shareholder return at market close on February 13, 2015 (the first day of trading of our common stock) through December 31, 2019 for (1) our common stock ("AJX"), (2) the Russell 2000 and (3) the FTSE NAREIT Mortgage REIT index ("FNMR"). The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on February 13, 2015, the first day on which our shares were listed on the NYSE, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by us or any affiliated purchaser during the 12 months ended December 31, 2019. The Company does, however, receive its own equity securities in settlement of earnings distributions from its investment in its Manager.

Unregistered Sales of Securities
In private placement transactions in 2019 pursuant to Section 4(a)(2) of the Securities Act, we issued 11,019 shares of our common stock to the Manager in payment of the stock-based portion of the incentive fee due for 2019 and the fourth quarter of 2018, and we issued 226,218 shares of our common stock to the Manager in payment of the stock-based portion of the management fee expense due for 2019 and the fourth quarter of 2018. We issued our four independent directors an aggregate of 10,772 shares of our common stock in payment of part of their quarterly director fees for 2019 and the fourth quarter of 2018. Management fees are generally paid in the first or second month following the end of the calendar quarter.

In private placement transaction in 2018 pursuant to Section 4(a)(2) of the Securities Act, we issued an aggregate of 196,503 shares of our common stock to the Manager in payment of part of the quarterly management fee expense due for 2018 and the fourth quarter of 2017 and we issued our four independent directors an aggregate of 9,632 shares of our common stock in payment of part of their quarterly director fees for 2018 and the fourth quarter of 2017. Management fees are generally paid in the first and second month following the end of the calendar quarter. In 2018 we also issued 75,001 shares in partial payment for an 8.0% interest in GAFS, the parent of our Servicer, along with warrants for an additional 12.0% interest.

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, from which it is derived. The selected condensed consolidated Statements of Income data for the years ended December 31, 2019, 2018 and 2017, as well as the selected condensed consolidated balance sheet data as of December 31, 2019 and 2018 are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The condensed consolidated Statements of Income data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheets data at December 31, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements that are not included in this Report. The historical results presented below are not necessarily indicative of future results of operations.

	For the year ended December 31,
Statements of Income ($ in thousands except per share data)	2019	2018	2017	2016	2015
INCOME
Interest income	$112,416	$108,181	$91,424	$70,688	$47,700
Interest expense	(59,325)	(53,335)	(39,101)	(25,573)	(11,499)
Net interest income	53,091	54,846	52,323	45,115	36,201
Provision for loan losses	(803)	(1,164)	—	—	—
Net interest income after provision for loan losses	52,288	53,682	52,323	45,115	36,201
Income from investment in affiliates	1,332	762	707	558	550
Gain on sale of mortgage loans	7,123	—	—	—	—
Other income	4,176	3,720	1,765	1,024	817
Total income	64,919	58,164	54,795	46,697	37,568
EXPENSE
Related party expense – loan servicing fees	9,133	10,148	8,245	6,083	3,959
Related party expense – management fee	7,356	6,025	5,340	3,949	3,353
Other fees and expenses	10,788	9,754	9,794	7,191	4,462
Total expense	27,277	25,927	23,379	17,223	11,774
Loss on debt extinguishment	429	836	1,131	565	—
Income before provision for income taxes	37,213	31,401	30,285	28,909	25,794
Provision for income taxes	124	64	131	35	2
Consolidated net income	37,089	31,337	30,154	28,874	25,792
Less: consolidated net income attributable to the non-controlling interest	2,384	2,997	1,227	1,038	1,038
Consolidated net income attributable to common stockholders	$34,705	$28,340	$28,927	$27,836	$24,754
Basic earnings per common share	$1.74	$1.50	$1.58	$1.65	$1.68
Diluted earnings per common share	$1.59	$1.43	$1.51	$1.65	$1.68
Total cash dividends declared	$1.28	$1.27	$1.13	$0.99	$0.80

	As of December 31,
Balance sheet ($ in thousands)	2019(1)	2018(2)	2017(3)	2016	2015
Total assets	$1,576,841	$1,602,871	$1,395,738	$957,402	$609,805
Total liabilities	$1,192,757	$1,268,592	$1,078,300	$674,679	$371,992
Non-controlling interests	$24,202	$33,445	$27,082	$10,431	$10,011
Total equity	$384,084	$334,279	$317,438	$282,723	$237,813

(1)Total assets include $341.8 million of mortgage loans, total liabilities include $284.8 million of secured debt, and non-controlling interests includes $22.4 million from the 50.0% and 63.0% owned joint ventures, which we consolidate under GAAP at December 31, 2019.
(2)Total assets include $377.0 million of mortgage loans, total liabilities include $231.9 million of secured borrowings, and non-controlling interests includes $20.4 million from a 50.0% and 63.0% owned joint ventures, which we consolidate under GAAP at December 31, 2018.
(3)Total assets include $177.1 million of mortgage loans, total liabilities include $88.4 million of secured borrowings, and non-controlling interests includes $14.0 million from a 50.0% owned joint venture, which we consolidate under GAAP at December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. We also acquire and originate SBC loans. The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. We also originate SBC loans that we believe will provide an appropriate risk-adjusted total return. Additionally, we invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or through a direct acquisition. We may also target investments in NPLs either directly or with joint venture partners. NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs either directly or with joint venture partners. We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

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

Our Operating Partnership, through interests in certain entities, holds 100% of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. We have securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE, and we have determined that we are the primary beneficiary of this VIE.

In 2018, we formed Gaea Real Estate Corp., a wholly owned subsidiary of the Operating Partnership. We have elected to treat Gaea Real Estate Corp as a TRS under the Code. Also during 2018, we formed Gaea Real Estate Operating Partnership, a wholly-owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BFLD Holdings LLC ("BFLD"), Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings ("DG Brooklyn Holdings"), also as a subsidiary of Gaea Real Estate Operating Partnership, to hold investments in multi-family properties. On November 22, 2019 we completed a private capital raise transaction for Gaea through which Gaea raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. We retained 23.2% of Gaea.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2019 and December 31, 2018 ($ in millions):

	December 31, 2019	December 31, 2018
Residential RPL loan pools	$1,085.5	$1,242.2
SBC loan pools	11.7	21.2
SBC loans non-pooled(1)	23.4	11.1
Residential NPL loan pools	30.9	36.3
Property held-for-sale, net	13.5	19.4
Rental property, net	1.5	17.6
Investment in debt securities	231.7	146.8
Investment in beneficial interests	58.0	22.1
Total Real Estate Assets	$1,456.2	$1,516.7

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

Critical Accounting Policies and Estimates

Certain of our critical accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider significant estimates to include expected cash flows from mortgage loans and fair value measurements. We believe that all of the decisions and assessments upon which our consolidated financial statements are and will be based were or will be reasonable at the time made based upon information available to us at that time. We have identified our most critical accounting policies to be the accounting policies associated with our mortgage-related assets and our borrowings.

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

Real Estate

REO Property — we acquire real estate properties directly from sellers and when we foreclose on a borrower and take title to the underlying property (REO). REO is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure. REO we expect to actively market for sale is classified as held-for-sale. REO held-for-sale is carried at the lower of its acquisition basis, or its net realizable value (estimated fair market value less expected selling costs). We estimate fair market value using a combination of BPOs, comparable sales, appraisals, and competitive market analyses provided by local realtors subject to our judgment. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred. Foreclosed property that is sold to a third party at the foreclosure sale (“Third Party Sales”) is not considered REO and proceeds on these third party sales are treated as payment in satisfaction of the underlying loan. See Mortgage Loans, above.

Rental property is real estate property not held-for-sale. Rental property is intended to be held as long-term investments but may eventually be held-for-sale. Property is held for investment as rental property if the modeled present value of the future expected cash flows from use as a rental exceed the present value of expected cash flows from a sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of 27.5 to 39 years. We perform an impairment analysis for all rental property not held-for-sale using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

From time to time, we perform property renovations to maximize the value of REO held for sale and held for investment. Such expenditures are generally advanced by our Servicer and recovered by our Servicer when the property is liquidated (for REO property held for sale) or upon completion of the renovations (for REO property held for investment). For residential and commercial properties that are not held for sale, the carrying value, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of 27.5 to 39.0 years years. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. We generally intend to limit rental activity to multifamily or multi-unit single family properties.

Investments at fair value

Our Investments at Fair Value as of December 31, 2019 consist of investments in Senior and Subordinate Notes issued by joint ventures which we form with third party institutional partners. We recognized income on the debt securities using the effective interest method. Additionally, the debt securities are classified as available for sale and are carried at fair value with changes in fair value reflected in our consolidated Statements of Comprehensive Income.

Investments in Beneficial Interests

Our Investments in Beneficial Interests as of December 31, 2019 consist of investments in the trust certificates issued by joint ventures which we form with third party institutional investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate the investment. We recognize income using the effective interest method and periodically assess each Beneficial Interest for impairment.

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

Loss of Emerging Growth Company Status

We are subject to reporting and other obligations under the Exchange Act. The Jumpstart Our Business Startup Act of 2012 ("JOBS Act") contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. Until the third quarter of 2018 we qualified as an “emerging growth company” as defined in the JOBS Act. As a result of issuance of senior debt associated with our Ajax Mortgage Loan Trusts 2018-C ("2018-C") securitization in 2018, we and our subsidiaries issued more than $1 billion in nonconvertible debt over a past 36-month period which resulted in the loss of our status as an emerging growth company under the JOBS Act. (See Note 9 - Debt).

Results of Operations

For the year ended December 31, 2019, we had net income attributable to common stockholders of $34.7 million, or $1.74 per share, for basic and $1.59 for diluted common shares. For the year ended December 31, 2018, we had net income attributable to common stockholders of $28.3 million or $1.50 per share, for basic and $1.43 for diluted common shares. For the year ended December 31, 2017, we had net income attributable to common stockholders of $28.9 million, or $1.58 per share, for basic and $1.51 for diluted common shares. Key items for the year ended December 31, 2019 include:

•Formed joint ventures that acquired $1.1 billion in UPB of mortgage loans with collateral values of $2.0 billion and retained $187.8 million of varying classes of securities.
•Purchased $104.5 million of RPLs and $5.7 million of NPLs with an aggregate UPB of $122.5 million and $6.7 million, respectively, underlying collateral value of $186.2 million and $9.2 million, respectively; and originated $19.0 million of SBCs.
•Interest income of $112.4 million; net interest income after provision for loan losses of $52.3 million.
•Net income attributable to common stockholders of $34.7 million.
•Basic earnings per share of $1.74 per share.
•Taxable income of $1.20 per share.
•Book value per share of $15.80 at December 31, 2019.
•Collected total cash of $253.6 million, from loan payments, sales of REO and investments in debt securities and beneficial interests.
•Held $64.3 million of cash and cash equivalents at December 31, 2019; average daily cash balance for was $57.6 million.
•Completed a private capital raise transaction for Gaea through which Gaea raised $66.3 million from shares of common stock. We retained approximately 23.2% of Gaea.
•At December 31, 2019, 76.0% of our portfolio based on UPB had made at least the last 12 out of 12 payments.

Table 1: Results of Operations

	For the year ended December 31,
($ in thousands)	2019	2018	2017
INCOME
Interest income	$112,416	$108,181	$91,424
Interest expense	(59,325)	(53,335)	(39,101)
Net interest income	53,091	54,846	52,323
Provision for loan losses	(803)	(1,164)	—
Net interest income after provision for loan losses	52,288	53,682	52,323
Income from investment in affiliates	1,332	762	707
Gain on sale of mortgage loans	7,123	—	—
Other income	4,176	3,720	1,765
Total income	64,919	58,164	54,795
EXPENSE
Related party expense – loan servicing fees	9,133	10,148	8,245
Related party expense – management fee	7,356	6,025	5,340
Loan transaction expense	328	389	1,471
Professional fees	2,550	2,179	2,340
Real estate operating expenses	3,685	3,252	2,630
Other expense	4,225	3,934	3,353
Total expense	27,277	25,927	23,379
Loss on debt extinguishment	429	836	1,131
Income before provision for income taxes	37,213	31,401	30,285
Provision for income taxes	124	64	131
Consolidated net income	37,089	31,337	30,154

Less: consolidated net income attributable to the non-controlling interest	2,384	2,997	1,227
Consolidated net income attributable to common stockholders	$34,705	$28,340	$28,927

Our consolidated net income attributable to common stockholders increased for the year ended December 31, 2019 compared to the years ended 2018 and 2017 due to the sale of 965 mortgage loans with a carrying value of $178.8 million, UPB of $202.1 million and aggregate property value of $323.7 million for a gain of $7.1 million. Our interest income increased, driven largely by interest income on securities from our increased investments in debt securities and beneficial interests issued by joint ventures between us and third party accredited institutional investors. Our interest expense increased over both 2017 and 2018, driven primarily by larger borrowing volumes due to portfolio growth. Our other income increased from rental income driven by an overall increase in our rental property portfolio prior to the Gaea capital raise in November 2019 and higher gains on the sales of REO properties held-for-sale.

Net Interest Income

Our primary source of income is accretion earned on our mortgage loan and mortgage securities portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Net interest income after provision for loan losses decreased to $52.3 million for the year ended December 31, 2019 from $53.7 million for the year ended December 31, 2018 and $52.3 million for the year ended December 31, 2017.  Mortgage loan interest income decreased from 2018 to 2019, from a combination of the effect of the sale of 965 primarily non-clean-pay mortgage loans during 2019, as well as increasing durations for loans in our portfolio as more borrowers bring delinquent loans current. From 2017 to 2018 mortgage loan interest income increased due to an increase in the average balance of our loan portfolio. Our portfolio of mortgage-backed securities, consisting of B bonds and beneficial interests in trusts issued by joint ventures we form with third party accredited institutional investors, drove overall interest income higher in 2019 from 2018, increasing to $13.1 million from $2.0 million as we continued to co-invest with third party institutional accredited investors in joint ventures to acquire pools of RPLs and other mortgage related assets. Our income from securities for the year ended December 31, 2017 was $0.6 million, the first year we had any securities-related income. We anticipate income from securities we hold that have been issued by our joint ventures to be a meaningful component of our interest income going forward.

Our interest expense increased for the year ended December 31, 2019 to $59.3 million from $53.3 million for the year ended December 31, 2018 primarily due to an increase in borrowing volume. While higher LIBOR rates drove borrowing costs on our repurchase arrangements early in the year, lower interest rates on our securitizations largely offset these increases. We expect this trend to continue as we experience decreases in par coupons on new securitized bond issuance, lower repurchase facility costs on loans and Joint Venture interests and decreases in LIBOR and swap spreads. Interest expense for the year ended December 31, 2017 was $39.1 million due to lower average borrowing balances as subsequent increases in borrowing helped to propel portfolio growth.

For the years ended December 31, 2019, 2018 and 2017, we recorded provisions for loan loss of $0.8 million, $1.2 million and $0, respectively, due to impairments of certain loan pools. Despite the impairments on these pools, we continue to experience a sustained level of increased performance across the majority of our loan pools. The impairments are primarily driven by small remaining pool size in which cash flow fluctuations on individual loans is not offset by the small remaining value of loans in the pool. For the year ended December 31, 2019 the provisions for loan losses were contributed by five NPL pools totaling approximately $17.7 million in remaining carrying value. Comparatively for the year ended December 31, 2018 the provisions for loan losses were contributed by three NPL pools totaling approximately $20.7 million.

The weighted average balance of our mortgage loan portfolio decreased to $1.2 billion for the year ended December 31, 2019 from $1.3 billion for the year ended December 31, 2018. Additionally, we collected $253.6 million in cash payments and proceeds on our mortgage loans and REO held-for-sale for the year ended December 31, 2019 compared to collections of $219.8 million for the year ended December 31, 2018, and $173.0 million for the year ended December 31, 2017. During 2019 we continued to see an elevated volume of payoffs as borrowers continued to refinance or sell the underlying property.

The interest income detail for the years ended December 31, 2019, 2018 and 2017 are included in the table below ($ in thousands):

Table 2: Interest income detail

	For the year ended December 31,
	2019	2018	2017
Accretable yield recognized on RPL, NPL and SBC loans, pooled	$95,995	$103,682	$89,881
Interest income on securities	13,081	1,980	554
Interest income earned on SBC loans	1,947	1,466	591
Bank interest income	1,031	628	5
Other interest income	362	425	393
Total interest income before provision for loan loss	112,416	108,181	91,424
Provision for loan losses	(803)	(1,164)	—
Total interest income	$111,613	$107,017	$91,424

The average balance of our mortgage loan portfolio and debt outstanding for the years ended December 31, 2019 and 2018 are included in the table below ($ in thousands):

Table 3: Average Balances

	For the year ended December 31,
	2019	2018
Mortgage loan portfolio	$1,210,370	$1,254,470
Average carrying value of debt securities and beneficial interests	$192,900	$32,008
Total average asset level debt	$1,090,296	$985,391

Gain on sale of mortgage loans
During the year ended December 31, 2019 we sold 965 mortgage loans with a carrying value of $178.8 million, UPB of $202.1 million and aggregate property value of $323.7 million for a gain of $7.1 million. We sold no mortgage loans during the years ended December 31, 2018 or 2017.

Other Income

Other income increased for the year ended December 31, 2019 compared to both the years ended 2018 and 2017 due to increased rental income as a result of our rental property acquisitions prior to the Gaea capital raise in November 2019 and increased net gain on sale of property held-for-sale. For the year ended December 31, 2019 as compared to the year ended 2018 this was offset by lower late fee income and lower income from the federal government's Home Affordable Modification Program ("HAMP") as more loans reach the five-year threshold and no additional fees will have been earned. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	For the year ended December 31,
	2019	2018(1)	2017
Rental Income	$1,943	$538	$—
HAMP fees	836	1,489	565
Late fee income	779	916	650
Net gain on sale of Property held-for-sale	610	414	506
Other income	8	363	44
Total Other Income	$4,176	$3,720	$1,765

(1)Includes reclass of other income to rental income.

Expenses

Total expenses for the year ended December 31, 2019 increased from the years ended 2018 and 2017 primarily due to an increase in management fee expense from continued growth in our equity base. However, during the year ended December 31, 2019, in addition to our base management fees, we recorded $0.7 million of incentive fees payable to our Manager driven by the increase in our book value. For the years ended 2018 and 2017 our incentive fees were $0.1 million and $0, respectively. Other expense, further described below, increased in 2019 by $0.3 million from 2018, and again by $0.6 million in 2018 from 2017. Real estate operating expense increased in 2019 by $0.4 million over 2018, and again by
$0.6 million over 2017 due to acquisitions of rental property prior to the capital raise transaction for Gaea in the fourth quarter of 2019. Our professional fees were higher in 2019 than 2018 primarily from increases in fees for accounting and auditing services, which were lower in 2018 than 2017. For the year ended December 31, 2019 as compared to the year ended 2018 these increases were offset by lower loan servicing fees as a result of a lower average balance of our mortgage loan portfolio due to increased investments in our joint ventures where interest income is reported net of servicing fees. The increase in servicing fees from 2017 to 2018 was driven by growth in the mortgage loan portfolio before we began loan acquisitions through joint ventures. Loan transaction expense was reduced substantially in 2018 from 2017 as more of our loan acquisition activity was conducted through joint ventures. Similarly Loan transaction expense in 2019 reflects lower direct loan purchases for our own portfolio as compared to joint ventures. A breakdown of our expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	For the year ended December 31,
	2019	2018	2017
Related party expense – loan servicing fees	$9,133	$10,148	$8,245
Related party expense – management fee	7,356	6,025	5,340
Other expense	4,225	3,934	3,353
Real estate operating expense	3,685	3,252	2,630
Professional fees	2,550	2,179	2,340
Loan transaction expense	328	389	1,471
Total expenses	$27,277	$25,927	$23,379

Other Expense

Other expense for the year ended December 31, 2019 increased from the years ended 2018 and 2017 primarily due to insurance, taxes and regulatory expense, software licenses and amortization and internal audit services. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	For the year ended December 31,
	2019	2018	2017
Employee and service provider share grants	$839	$880	$747
Insurance	695	588	530
Borrowing related expenses	554	586	497
Other expense	519	339	522
Taxes and regulatory expense	478	293	146
Directors' fees and grants	423	482	344
Travel, meals, entertainment	293	389	387
Software licenses and amortization	227	210	33
Internal audit services	197	167	147
Total other expense	$4,225	$3,934	$3,353

Equity and Net Book Value per Share

Our net book value per share was $15.80 and $15.59 at December 31, 2019 and 2018, respectively, an increase of $0.21 due primarily to the $8.4 million net increase in equity from our year-end earnings after subtracting the effect of dividends paid, offset by higher distributions to non-controlling interests. While U.S. GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, and the subtraction of non-controlling interests classified in equity, by total adjusted shares outstanding, which included OP Units (which were redeemable on a 1-for-1 basis into shares of our common stock) in 2018 and shares for Manager and director fees which were approved but still unissued as of the date indicated, and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Share

	As of December 31,
	2019	2018
Outstanding shares	22,142,143	18,909,874
Adjustments for:
Operating partnership units	—	624,106
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	2,600	53,431
Conversion of convertible senior notes into shares of common stock	8,270,208	8,143,385
Total adjusted shares outstanding	30,414,951	27,730,796

Equity at period end	$384,084	$334,279
Net increase in equity from expected conversion of convertible senior notes	120,669	120,669
Net adjustment for equity due to non-controlling interests	(24,257)	(22,593)
Adjusted equity	$480,496	$432,355
Book value per share	$15.80	$15.59

Mortgage Loan Portfolio

For the years ended December 31, 2019 and December 31, 2018, we acquired 573 and 810 RPLs for an acquisition price of $104.5 million and $159.6 million, representing 85.3% and 90.9% of UPB, respectively. We acquired 35 NPLs during the year ended December 31, 2019 for an acquisition price of $5.7 million, representing 84.2% of UPB. Comparatively, during the year ended December 31, 2018 we acquired 36 NPLs for an acquisition price of $5.4 million, representing 90.6% of UPB.

For the year ended December 31, 2019, we originated 22 SBC loans with UPB of $19.0 million that represented 57.7% of the underlying collateral value of $33.0 million. For the year ended December 31, 2018, we originated eight SBC loans with UPB of $6.4 million that represented 69.0% of the underlying collateral value of $9.3 million. We ended the period with $1.2 billion of mortgage loans with an aggregate UPB of $1.3 billion as of December 31, 2019 and $1.3 billion of mortgage loans with an aggregate UPB of $1.5 billion as of December 31, 2018.

The following table shows loan portfolio acquisitions for the years ended December 31, 2019, and 2018 ($ in thousands):

Table 8: Loan Portfolio Acquisitions (excludes loan originations)

	For the year ended December 31,
	2019	2018(1)
RPLs
Count	573	810
UPB	$122,463	$175,508
Purchase price	$104,478	$159,611
Purchase price % of UPB	85.3%	90.9%
NPLs
Count	35	36

UPB	$6,732	$5,969
Purchase price	$5,668	$5,410
Purchase price % of UPB	84.2%	90.6%

(1)Includes the impact of 256 mortgage loans with a purchase price of $47.4 million and UPB of $52.8 million acquired through a 63% owned joint venture that we consolidate.

Table 9: Loan originations

	As of December 31,
	2019	2018
Originated SBC loans
Count	22	8
UPB	$19,025	$6,383
Undrawn UPB at origination	$1,277	$694
Issue price % of collateral value	57.7%	69.0%

During the year ended December 31, 2019, 1,562 mortgage loans, representing 24.4% of our ending UPB, were liquidated. Comparatively, during the year ended 2018, 552 mortgage loans, representing 7.7% of our ending UPB, were liquidated. Our loan portfolio activity for the years ended December 31, 2019 and 2018 are presented below ($ in thousands):

Table 10: Loan Portfolio Activity

	For the year ended December 31,
	2019	2018
Beginning carrying value	$1,310,873	$1,253,541
RPL, NPL and SBC pool portfolio acquisitions, net cost basis	110,146	165,021
SBC non-pooled portfolio acquisitions, net cost basis	19,040	6,290
Draws on SBC loans	912	267
Accretion recognized	96,064	103,740
Payments received, net	(191,647)	(201,567)
Reclassifications to REO	(12,104)	(15,072)
Sale of mortgage loans	(180,992)	—
Interim payoffs	—	(530)
Provision for loan losses	(803)	(1,164)
Other	(20)	347
Ending carrying value	$1,151,469	$1,310,873
Table 11: Portfolio Composition

As of December 31, 2019 and December 31, 2018, our portfolios consisted of the following ($ in thousands):

December 31, 2019(1,2)		December 31, 2018(1,2)
No. of Loans	6,184	No. of Loans	7,111
Total UPB	$1,268,126	Total UPB	$1,481,719
Interest-Bearing Balance	$1,190,917	Interest-Bearing Balance	$1,383,978
Deferred Balance(3)	$77,209	Deferred Balance(3)	$97,741
Market Value of Collateral(4)	$1,783,856	Market Value of Collateral(4)	$2,024,831
Price/Total UPB(5)	82.9%	Price/Total UPB(5)	82.1%
Price/Market Value of Collateral	61.9%	Price/Market Value of Collateral	62.3%
Weighted Average Coupon	4.55%	Weighted Average Coupon	4.54%

Weighted Average LTV(6)	83.5%	Weighted Average LTV(6)	85.9%
Weighted Average Remaining Term (months)	311	Weighted Average Remaining Term (months)	312
No. of first liens	6,124	No. of first liens	7,085
No. of second liens	60	No. of second liens	26
No. of Rental Properties	10	No. of Rental Properties	21
Capital Invested in Rental Properties	$1,591	Capital Invested in Rental Properties	$17,854
RPLs loans(7)	95.3%	RPLs loans(7)	94.7%
NPLs loans	2.7%	NPLs loans	2.8%
SBC commercial loans(7)	2.0%	SBC commercial loans(7)	2.5%
No. of REO properties held-for-sale	58	No. of REO properties held-for-sale	102
Market Value of other REO(8)	$13,987	Market Value of other REO(8)	$21,143
Carrying value of debt securities and beneficial interests in trusts	$288,362	Carrying value of debt securities and beneficial interests in trusts	$169,472
Loans with 12 for 12 payments as an approximate percentage of UPB(9)	76.0%	Loans with 12 for 12 payments as an approximate percentage of UPB(9)	76.0%
Loans with 24 for 24 payments as an approximate percentage of UPB(10)	64.0%	Loans with 24 for 24 payments as an approximate percentage of UPB(10)	54.0%

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
(4)As of date of acquisition.
(5)At December 31, 2019 and 2018, our loan portfolio consists of fixed rate (52.8% of UPB), ARM (9.5% of UPB) and Hybrid ARM (37.7% of UPB); and fixed rate (53.8% of UPB), ARM (10.1% of UPB) and Hybrid ARM (36.1% of UPB), respectively.
(6)UPB as of December 31, 2019 and 2018, divided by market value of collateral and weighted by the UPB of the loan.
(7)The calculation of RPLs and the calculation of SBC loans reflects all SBC loans in the calculation of SBC loans. Previously, certain SBC loans acquired in accretable loan pools were included in RPLs.
(8)Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, BPOs, or other market indicators of fair value including list price or contract price.
(9)Loans that have made at least 12 of the last 12 payments, or for which the full dollar amount to cover at least 12 payments has been made in the last 12 months
(10)Loans that have made at least 24 of the last 24 payments, or for which the full dollar amount to cover at least 24 payments has been made in the last 24 months.

Real Estate property acquisitions

During the year ended December 31, 2019, we directly acquired a total of 11 commercial properties within our Gaea subsidiary, not including properties acquired through foreclosure or transferred from loans to rental property or property held-for-sale. Eight multi-family apartment buildings were purchased for a cumulative $25.1 million and three single-tenant triple net lease commercial properties were acquired for a cumulative $2.1 million. On November 22, 2019 we completed a private capital raise transaction for Gaea to allow Gaea to continue to advance its investment strategy, which resulted in the effective sale of 18 multi-family, mixed use commercial real estate properties with an aggregate carrying value of $42.0 million.

Table 12: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of December 31, 2019 and December 31, 2018, respectively ($ in thousands):

Portfolio at December 31, 2019

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	625	3,576	1,638	335	10
Unpaid principal balance	$153,923	$826,684	$262,444	$24,103	$972
Mortgage loan portfolio by year of origination	12.1%	65.2%	20.7%	1.9%	0.1%

Loan Attributes:
Weighted average loan age (months)	88.0	154.5	186.5	259.6	387.2
Weighted Average loan-to-value	72.7%	81.2%	67.3%	58.9%	32.6%
Delinquency Performance:
Current	61.9%	56.9%	60.0%	46.2%	53.6%
30 days delinquent	9.5%	13.0%	12.6%	12.5%	—%
60 days delinquent	6.5%	8.4%	8.0%	10.2%	9.3%
90+ days delinquent	20.5%	17.3%	16.4%	26.2%	31.3%
Foreclosure	1.6%	4.4%	3.0%	4.9%	5.8%

Portfolio at December 31, 2018

	Years of Origination
	After 2008	2006 – 2008	2001 – 2005	1990 – 2000	Prior to 1990
Number of loans	542	4,268	1,897	389	15
Unpaid principal balance	$131,577	$999,659	$320,583	$29,038	$862
Mortgage loan portfolio by year of origination	8.9%	67.4%	21.6%	2.0%	0.1%
Loan Attributes:
Weighted average loan age (months)	80.5	143.1	174.0	249.6	378.6
Weighted Average loan-to-value	78.5%	89.9%	75.2%	66.1%	24.7%
Delinquency Performance:
Current	61.8%	56.9%	57.4%	47.8%	46.1%
30 days delinquent	9.4%	12.5%	13.5%	15.9%	0.5%
60 days delinquent	6.6%	9.3%	9.8%	10.6%	43.0%
90+ days delinquent	14.7%	16.1%	14.0%	21.1%	10.4%
Foreclosure	7.5%	5.2%	5.3%	4.6%	—%

Table 13: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at December 31, 2019 and December 31, 2018 ($ in thousands):

December 31, 2019						December 31, 2018
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	1,010	$370,838	29.2%	$564,169	31.6%	CA	1,169	$423,694	28.6%	$624,339	30.9%
FL	689	119,728	9.4%	156,967	8.8%	FL	845	154,443	10.4%	199,423	9.8%
NY	331	105,853	8.3%	161,646	9.1%	NY	346	115,878	7.8%	172,521	8.5%
NJ	290	66,762	5.3%	80,472	4.5%	MD	302	76,698	5.2%	88,628	4.4%
MD	257	63,349	5.0%	74,027	4.2%	NJ	292	69,194	4.7%	80,625	4.0%
GA	363	48,969	3.9%	62,960	3.5%	GA	408	55,666	3.8%	69,406	3.4%
VA	206	44,193	3.5%	57,678	3.2%	TX	476	49,702	3.4%	83,854	4.1%
IL	228	42,962	3.4%	49,586	2.8%	VA	234	48,101	3.2%	61,423	3.0%
TX	399	39,689	3.1%	69,874	3.9%	MA	207	47,593	3.2%	65,177	3.2%
MA	181	37,596	3.0%	53,785	3.0%	IL	217	44,974	3.0%	49,625	2.5%
NC	240	31,402	2.5%	42,977	2.4%	NC	290	41,635	2.8%	54,258	2.7%
WA	114	28,489	2.2%	43,372	2.4%	AZ	194	33,579	2.3%	42,166	2.1%
AZ	154	26,321	2.1%	34,277	1.9%	WA	129	31,574	2.1%	44,961	2.2%
NV	107	21,384	1.7%	27,540	1.5%	NV	126	25,198	1.7%	31,647	1.6%
PA	180	20,978	1.7%	26,936	1.5%	PA	199	22,887	1.5%	29,553	1.5%
SC	129	15,282	1.2%	21,263	1.2%	SC	154	20,527	1.4%	27,697	1.4%
MI	98	14,339	1.1%	21,876	1.2%	MI	120	18,654	1.3%	27,920	1.4%
OH	110	13,515	1.1%	15,451	0.9%	OH	130	15,943	1.1%	18,250	0.9%

OR	66	12,991	1.0%	19,519	1.1%	CO	80	15,672	1.1%	26,364	1.3%
CT	72	12,594	1.0%	15,832	0.9%	TN	131	14,725	1.0%	21,579	1.1%
TN	115	12,566	1.0%	19,203	1.1%	OR	73	14,508	1.0%	21,641	1.1%
CO	63	12,368	1.0%	22,471	1.3%	CT	73	13,349	0.9%	16,895	0.8%
MN	54	10,200	0.8%	12,753	0.7%	IN	115	11,675	0.8%	14,049	0.7%
MO	80	10,003	0.8%	12,427	0.7%	MO	92	11,611	0.8%	14,298	0.7%
IN	100	9,521	0.8%	12,545	0.7%	MN	64	11,591	0.8%	14,730	0.7%
UT	52	8,923	0.7%	13,957	0.8%	UT	67	10,906	0.7%	16,323	0.8%
LA	74	7,585	0.6%	11,389	0.6%	HI	23	8,698	0.6%	11,795	0.6%
HI	17	7,229	0.6%	10,093	0.6%	LA	75	7,540	0.5%	11,538	0.6%
DE	33	6,566	0.5%	7,626	0.4%	WI	48	6,930	0.5%	8,033	0.4%
WI	37	4,772	0.4%	5,827	0.3%	DE	35	6,756	0.5%	7,525	0.4%
DC	16	4,542	0.4%	6,368	0.4%	AL	55	6,626	0.4%	7,559	0.4%
NM	30	4,525	0.4%	5,407	0.3%	DC	22	5,920	0.4%	9,051	0.4%
KY	34	3,969	0.3%	5,213	0.3%	KY	42	5,015	0.3%	6,373	0.3%
AL	43	3,569	0.3%	4,480	0.3%	NM	28	4,408	0.3%	5,205	0.3%
RI	15	3,232	0.3%	4,188	0.2%	NH	21	3,982	0.3%	5,450	0.3%
NH	17	3,016	0.2%	4,290	0.3%	RI	18	3,840	0.3%	4,791	0.2%
OK	30	2,631	0.2%	3,948	0.2%	OK	36	2,916	0.2%	4,470	0.2%
MS	25	2,389	0.2%	3,062	0.2%	MS	25	2,503	0.2%	3,092	0.2%
ID	14	1,723	0.1%	2,755	0.2%	ID	17	2,320	0.2%	3,728	0.2%
IA	16	1,599	0.1%	2,011	0.1%	WV	19	2,119	0.1%	2,705	0.1%
WV	17	1,595	0.1%	2,208	0.1%	IA	20	1,827	0.1%	2,172	0.1%
ME	11	1,564	0.1%	1,829	0.1%	KS	23	1,825	0.1%	2,920	0.1%
KS	18	1,391	0.1%	2,435	0.1%	ME	12	1,698	0.1%	1,958	0.1%
AR	18	1,318	0.1%	1,777	0.1%	AR	20	1,620	0.1%	2,198	0.1%
NE	6	702	0.1%	836	0.1%	NE	9	962	0.1%	1,309	0.1%
MT	5	697	0.1%	1,005	0.1%	PR	8	941	0.1%	1,238	0.1%

December 31, 2019						December 31, 2018
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
PR	6	546	—%	838	0.1%	SD	4	720	—%	928	—%
WY	4	519	—%	593	—%	VT	3	606	—%	654	—%
SD	3	509	—%	678	—%	WY	5	599	—%	760	—%
VT	2	467	—%	470	—%	MT	4	597	—%	905	—%
ND	3	403	—%	595	—%	ND	4	516	—%	750	—%
AK	2	253	—%	372	—%	AK	2	258	—%	372	—%
	6,184	$1,268,126	100%	$1,783,856	100%		7,111	$1,481,719	100%	$2,024,831	100%

(1)As of date of acquisition.

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

As of December 31, 2019 and December 31, 2018, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, beneficial interests and rental properties. We also held approximately $64.3 million of cash and cash equivalents, an increase of $9.2 million from our balance of $55.1 million at the end of 2018, which was an increase of $1.4 million from our balance of $53.7 million at December 31, 2017. Our average daily cash balance during 2019 was $57.6 million, an increase from our average daily cash balance of $50.7 million during the year ended December 31, 2018 and also an increase from our average daily balance of $43.7 million at December 31, 2017. Our principal and interest payments on mortgages and securities, payoffs and proceeds on the sale of our property held-for-sale were $253.6 million, $219.8 million and $173.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Our operating cash outflows, including the effect of restricted cash, for the year ended December 31, 2019 was $15.4 million. Our operating cash inflows, including the effect of restricted cash, for the years ended December 31, 2018 was $0.2 million. Our operating cash outflows, including the effect of restricted cash, for the year ended December 31, 2017 was $8.7 million. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $57.0 million, $60.0 million and $46.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Non-cash interest income accretion was $39.1 million, $43.7 million and $43.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. We recognized a year-to-date gain of $7.1 million from the sale of our mortgage loans, consisting primarily of the sale of loans to our 2019-C joint venture in the second quarter of 2019. No mortgage loans were sold during the years ended December 31, 2018 or 2017. Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be investing activities under GAAP, and the cash flows from these activities are included in the investing section of our consolidated statements of cash flows.

For the year ended December 31, 2019, our investing cash inflows of $100.2 million were driven primarily by the proceeds from the sale of our mortgage loans of $212.6 million, principal payments on and payoffs of our mortgage loan portfolio of $134.7 million, principal payments on and payoffs of our debt securities and beneficial interests of $42.4 million, and sale of $39.6 million of debt securities held as investments. This was offset by purchases of debt securities and beneficial interests of $187.8 million and acquisitions of mortgage loans of $129.2 million. For the year ended December 31, 2018 our investing cash outflows of $190.4 million was primarily driven by the acquisition of mortgage loans of $165.0 million and purchases of debt securities and beneficial interests of $176.4 million offset by principal payments on and payoffs of our mortgage loan portfolio of $142.1 million. For the year ended December 31, 2017 our investing cash outflows of $345.9 million was primarily driven by the acquisition of mortgage loans of $459.2 million offset by principal payments on and payoffs of our mortgage loan portfolio of $107.3 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the year ended December 31, 2019, we had net financing cash outflows of $75.5 million due to repayments on repurchase transactions of $444.4 million and secured debt of $241.1 million, offset by additional borrowings through repurchase transactions of $322.6 million, on secured debt of $284.3 million and proceeds of $34.3 million from the sale of our common stock under our At-the-Market program (see Financing Activities - Equity offerings below). We had net cash inflows for the years ended 2018 and 2017 of $164.6 million and $398.4 million, respectively, as we issued secured notes for proceeds of $167.9 million and $431.1 million, respectively, issued debt convertible into shares of common stock for net proceeds of $15.2 million and $105.3 million, respectively, and had proceeds from our repurchase agreements of $311.1 million and $590.7 million, respectively, which was offset by the repayments on repurchase transactions of $53.4 million and $542.2 million, respectively, and on secured debt of $254.2 million and $178.1 million, respectively.

Financing Activities — Equity offerings

During the year ended December 31, 2019, we sold 2,278,518 shares of common stock for proceeds, net of issuance costs of $34.3 million under our At-the-Market Issuance Sales Agreements which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. During the year ended December 31, 2018, we did not sell any shares of common stock under our At-the-Market Issuance Sales Agreements. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

On November 22, 2019 we completed a private capital raise transaction for Gaea through which Gaea raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, we retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. Prior to the date of the capital raise, we consolidated Gaea's results and balances. From the date of the capital raise forward, we account for our investment in Gaea under the equity method.

Financing Activities — Borrowings and Repurchase Arrangements

From inception (January 30, 2014) to December 31, 2019, we have completed 15 secured borrowings, not including secured borrowings we completed for non-consolidated joint ventures (See Table 17: Investments in joint ventures), through securitization trusts pursuant to Rule 144A under the Securities Act, six of which were outstanding at December 31, 2019. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated Balance Sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our Ajax Mortgage Loan Trusts 2017-D ("2017-D") secured borrowings, from which we sold a 50% interest in the residual equity to third parties and 2018-C secured borrowings, from which we sold a 95%interest in the Class A notes and 37% in the Class B and trust certificates, we have retained the subordinate notes and the trust certificates from the six secured borrowings outstanding at December 31, 2019.

For all of our secured borrowings the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D and 2018-C as noted above, the Class B notes are subordinate, sequential pay, fixed rate notes. The Class M notes issued under 2017-B, 2019-D and 2019-F are also mezzanine, sequential pay, fixed rate notes.

For all of our secured borrowings, except 2017-B, 2019-D and 2019-F, which contains no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis point step up is triggered, an additional 100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

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

The following table sets forth the original terms of all outstanding securitization notes at their respective cutoff dates as of December 31, 2019:

Table 14: Secured Borrowings

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(1)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(1)	$9.5 million	3.50%
	None	Class B-1 notes due 2056(2)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(2)	$7.5 million	3.75%
		Trust certificates(3)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	November 25, 2021	Class A notes due 2060	$130.2 million	3.75%
	May 25, 2022	Class B-1 notes due 2060(2)	$13.0 million	5.25%
		Trust certificates(3)	$42.8 million	—%
		Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(4)	$177.8 million	3.75%
	None	Class B certificates(4)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	October 25, 2021	Class A notes due 2065(5)	$170.5 million	4.36%
	April 25, 2022	Class B notes due 2065(5)	$15.9 million	5.25%
		Trust certificates(5)	$40.9 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2019-D/ July 2019	None	Class A-1 notes due 2065	$140.4 million	2.96%
	None	Class A-2 notes due 2065	$6.1 million	3.50%
	None	Class A-3 notes due 2065	$10.1 million	3.50%
	None	Class M-1 notes due 2065(1)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(6)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(6)	$7.1 million	variable(7)
	None	Class B-3 notes due 2065(6)	$12.8 million	variable(7)
		Deferred issuance costs	$(2.7) million	—%

Ajax Mortgage Loan Trust 2019-F/ November 2019	None	Class A-1 notes due 2059	$110.1 million	2.86%
	None	Class A-2 notes due 2059	$12.5 million	3.50%
	None	Class A-3 notes due 2059	$5.1 million	3.50%
	None	Class M-1 notes due 2059(1)	$6.1 million	3.50%
	None	Class B-1 notes due 2059(6)	$11.5 million	3.50%
	None	Class B-2 notes due 2059(6)	$10.4 million	variable(7)
	None	Class B-3 notes due 2059(6)	$15.1 million	variable(7)
		Deferred issuance costs	$(1.8) million	—%

(1)The Class M notes are subordinate, sequential pay, fixed rate notes with Class M-2 notes subordinate to the Class M-1 notes. We have retained the Class M notes.
(2)The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.

(3)The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes, Class M notes, where present, and Class B notes have been paid in full.
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

A summary of our outstanding repurchase transactions at December 31, 2019 and 2018 follows ($ in thousands):

Table 15: Repurchase Transactions by Maturity Date

			December 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 3, 2020	November 26, 2019	$8,411	$8,411	$11,098	132%	3.45%
January 3, 2020	November 26, 2019	6,093	6,093	9,038	148%	3.45%
January 3, 2020	November 26, 2019	5,175	5,175	6,855	132%	3.45%
January 3, 2020	December 2, 2019	11,966	11,966	15,742	132%	3.45%
January 3, 2020	December 2, 2019	10,648	10,648	14,058	132%	3.45%
January 3, 2020	December 2, 2019	5,485	5,485	7,050	129%	3.45%
January 3, 2020	December 2, 2019	4,096	4,096	5,261	128%	3.45%
January 3, 2020	December 2, 2019	1,644	1,644	2,388	145%	3.55%
January 3, 2020	December 2, 2019	1,576	1,576	2,287	145%	3.55%
January 10, 2020	December 11, 2019	21,088	21,088	28,284	134%	3.47%
January 10, 2020	December 11, 2019	1,808	1,808	2,640	146%	3.57%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
January 21, 2020	December 20, 2019	15,718	15,718	20,623	131%	3.41%
January 21, 2020	December 20, 2019	10,305	10,305	13,521	131%	3.41%
January 21, 2020	December 20, 2019	5,840	5,840	7,324	125%	3.41%
January 21, 2020	December 20, 2019	2,784	2,784	4,050	145%	3.51%
January 28, 2020	October 30, 2019	5,318	5,318	7,464	140%	3.19%

January 28, 2020	October 30, 2019	2,520	2,520	3,381	134%	2.99%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
February 24, 2020	November 26, 2019	41,412	41,412	54,828	132%	2.92%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,423	127%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	34,591	128%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,709	127%	3.79%
June 3, 2020	December 6, 2019	6,097	6,097	7,891	129%	3.64%
June 3, 2020	December 6, 2019	4,704	4,704	6,106	130%	3.64%
June 3, 2020	December 6, 2019	3,053	3,053	4,035	132%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	December 19, 2019	13,447	13,447	18,076	134%	3.55%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 30, 2020	December 30, 2019	5,286	5,286	7,044	133%	3.57%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	July 15, 2016	250,000	28,931	57,397	198%	4.28%
September 24, 2020	September 25, 2019	400,000	116,662	164,403	141%	4.24%
Totals		$918,521	$414,114	$580,167	140%	3.77%

			December 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 11, 2019	July 11, 2018	$8,956	$8,956	$12,834	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,376	131%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,024	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	15,846	126%	4.40%
April 25, 2019	October 26, 2018	10,549	10,549	15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,580	129%	4.65%
May 8, 2019	November 8, 2018	18,226	18,226	26,036	143%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	15,618	143%	4.84%
June 6, 2019	December 6, 2018	44,224	44,224	58,965	133%	4.65%
June 6, 2019	December 6, 2018	3,786	3,786	5,408	143%	4.80%
June 7, 2019	December 7, 2018	50,294	50,294	66,747	133%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	43,390	134%	4.62%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.77%
June 28, 2019	December 28, 2018	8,860	8,860	13,275	150%	4.64%
July 12, 2019	July 15, 2016	250,000	195,644	289,908	148%	5.00%
September 24, 2019	September 25, 2018	400,000	102,311	134,835	132%	4.89%
Totals		$886,134	$534,089	$745,211	140%	4.80%

As of December 31, 2019, we had $414.1 million outstanding under our repurchase transactions compared to $534.1 million as of December 31, 2018. The maximum month-end balance outstanding during the year ended December 31, 2019 was $562.0 million, compared to a maximum month-end balance for the year ended 2018 of $534.1 million. The following table presents certain details of our repurchase transactions for the years ended December 31, 2019 and 2018 ($ in thousands):

Table 16: Repurchase Balances

	For the year ended December 31,
	2019	2018
Balance at the end of year	$414,114	$534,089
Maximum month-end balance outstanding during the year	$561,982	$534,089
Average balance	$481,889	$333,681

The increase in our average balance from $333.7 million for the year ended December 31, 2018 to our average balance of $481.9 million for the year ended December 31, 2019 was due to a net increase in repurchase financing during the year ended December 31, 2019, as a result of additional investments in mortgage loans and debt securities.

As of December 31, 2019 and 2018, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings and our Senior convertible notes.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On February 25, 2020, our Board of Directors declared a dividend of $0.32 per share, to be paid on March 27, 2020 to stockholders of record as of March 17, 2020. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock, plus distributions on our externally-held operating partnership units, plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock, plus cash special dividends on our commons stock, plus distributions on our externally-held operating partnership units all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. For the year ended December 31, 2019, 2018 and 2017 we recorded an expense of $0.7 million, $0.1 million and $0, respectively, for an incentive fee payable to the Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 8.10% on an annualized basis of an adjusted book value of $15.80 per share at December 31, 2019. If our taxable income continues at the levels we have recently experienced, we could continue to exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment. See Note 10 — Related party transactions.

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

A summary of our investments in joint ventures is presented below(1) ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/April 2018	Class A notes due 2058	$91,036	3.85%	9.36%	$8,521	$6,855
	Trust certificates	$22,759	—	9.36%	$2,130	$2,021

Ajax Mortgage Loan Trust 2018-B/June 2018	Class A notes due 2057	$66,374	3.75%	20.00%	$13,275	$7,324
	Trust certificates	$28,447	—	20.00%	$5,689	$3,134

Ajax Mortgage Loan Trust 2018-D/September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$14,807
	Trust certificates	$20,166	—	20.00%	$4,033	$2,972

Ajax Mortgage Loan Trust 2018-E/December 2018	Class A notes due 2058	$86,089	4.38%	5.01%	$4,313	$4,039
	Class B notes due 2058	$8,035	5.25%	20.00%	$1,607	$1,605
	Trust certificates	$20,662	—	20.00%	$4,132	$1,681

Ajax Mortgage Loan Trust 2018-F/December 2018	Class A notes due 2058	$180,002	4.38%	5.01%	$9,018	$7,891
	Class B notes due 2058	$16,800	5.25%	20.00%	$2,520	$3,360
	Trust certificates	$43,201	—	20.00%	$6,480	$3,700

Ajax Mortgage Loan Trust 2018-G/December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$34,143
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—	25.00%	$10,414	$10,796

Ajax Mortgage Loan Trust 2019-A/March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$21,003
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—	20.00%	$6,134	$5,369

Ajax Mortgage Loan Trust 2019-B/March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$21,109
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—	15.00%	$5,880	$5,145

Ajax Mortgage Loan Trust 2019-C/May 2019	Class A notes due 2058	$150,037	3.95%	5.00%	$7,502	$7,030
	Class B notes due 2058	$14,003	5.25%	34.00%	$4,761	$4,761
	Trust certificates	$36,009	—%	34.00%	$12,243	$8,901

Ajax Mortgage Loan Trust 2019-E/September 2019	Class A notes due 2059	$181,101	3.00%	20.00%	$36,220	$34,591
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381

	Trust certificates	$43,464	—%	20.00%	$8,693	$4,117

Ajax Mortgage Loan Trust 2019-G/December 2019	Class A notes due 2059	$141,420	3.00%	20.00%	$28,284	$28,284
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640
	Trust certificates	$33,941	—%	20.00%	$6,788	$5,383

Ajax Mortgage Loan Trust 2019-H/December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$18,076
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,735

(1)Table does not include our 2017-D and 2018-C securitizations with total original outstanding principal of $222.3 million and $227.3 million respectively, as these trusts are included in our consolidated financial statements.

Table 18: Contractual Obligations

A summary of our contractual obligations as of December 31, 2019 and 2018 is as follows ($ in thousands):

December 31, 2019	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$123,850	$—
Borrowings under repurchase agreements	414,114	414,114	—	—	—
Interest on convertible senior notes	40,780	8,979	17,958	13,843	—
Interest on repurchase agreements	5,699	5,699	—	—	—
Total	$584,443	$428,792	$17,958	$137,693	$—

December 31, 2018	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$—	$123,850
Borrowings under repurchase agreements	534,089	534,089	—	—	—
Interest on convertible senior notes	45,237	10,241	20,817	14,179	—
Interest on repurchase agreements	12,789	12,789	—	—	—
Total	$715,965	$557,119	$20,817	$14,179	$123,850

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

Subsequent Events

Since year end, we have acquired 27 residential RPLs with aggregate UPB of $2.2 million in two transactions from two sellers for our own account. The RPLs were acquired at 63.8% of UPB and 37.7% of the estimated market value of the underlying collateral of $3.7 million.

Also expected to close in the first quarter of 2020 are acquisitions that went under contract in February and March, 2020 of 1,943 RPLs for an aggregate purchase price of $309.3 million, 334 NPLS, for an aggregate purchase price of $81.5 million, and the acquisition of two SBCs for a purchase price of $3.2 million. The purchase price of the RPLs equals 91.5% of UPB and 66.0% of the estimated market value of the underlying collateral of $469.0 million. The purchase price of the NPLs equals 77% of UPB and 60.5% of the underlying collateral of $134.6 million. The purchase price of the SBCs equals 100% of UPB and 52.4% of the underlying collateral of $6.2 million. The majority of these loans is expected to be acquired through joint ventures with institutional investors.

On February 25, 2020, our Board of Directors declared a dividend of $0.32 per share, to be paid on March 27, 2020 to stockholders of record as of March 17, 2020.

On February 28, 2020, our Board of Directors approved a stock buyback of up to $25.0 million of our common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of our common shares, trading volume and general circumstances and market conditions.

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

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, the Company’s management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting at December 31, 2019 has been audited by Moss Adams LLP. Their audit report on internal control over financial reporting appears in Part IV, Item 15 and expressed an unqualified opinion. Moss Adams LLP has also audited the consolidated financial statements as of and for the year ended December 31, 2019 and their report expressed an unqualified opinion on those consolidated financial statements.

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

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2020 annual stockholders’ meeting.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2020 annual stockholders’ meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2020 annual stockholders’ meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2020 annual stockholders’ meeting.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2020 annual stockholders’ meeting.

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

10.12
Second Amended and Restated Management Agreement, dated March 5, 2019, by and among Great Ajax Corporation, Great Ajax Operating Partnership, LP and Thetis Asset Management LLC (incorporated by reference to Exhibit 10.12 to the Company's report on Form 10-K filed on March 6, 2019 (File No.:001-36844)).

10.13*	Description of Capital Stock.
21.1*	List of subsidiaries.
23.1*	Consent of Moss Adams LLP.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

(b) Exhibits.
See Item 15(a)(3) above.
(c) Financial Statement Schedule
Schedule IV — Mortgage Loans on Real Estate.
All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 4, 2020.

GREAT AJAX CORP.
By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Mendelsohn	Chairman and Chief Executive Officer (Principal Executive Officer)	March 4, 2020
Lawrence Mendelsohn

/s/ Mary Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2020
Mary Doyle

/s/ Steven L. Begleiter	Director	March 4, 2020
Steven L. Begleiter

/s/ John Condas	Director	March 4, 2020
John Condas

/s/ Paul Friedman	Director	March 4, 2020
Paul Friedman

/s/ Jonathan Bradford Handley, Jr.	Director	March 4, 2020
Jonathan Bradford Handley, Jr.

/s/ J. Kirk Ogren, Jr.	Director	March 4, 2020
J. Kirk Ogren, Jr.

/s/ Russell Schaub	President and Director	March 4, 2020
Russell Schaub

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Great Ajax Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Great Ajax Corp. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each year in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
March 4, 2020

We have served as the Company’s auditor since 2014.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$64,343	$55,146
Cash held in trust	20	24
Mortgage loans, net(1,4)	1,151,469	1,310,873
Property held-for-sale, net(2)	13,537	19,402
Rental property, net	1,534	17,635
Investments at fair value	231,685	146,811
Investments in beneficial interests	57,954	22,086
Receivable from servicer	17,013	14,587
Investment in affiliates	29,649	8,653
Prepaid expenses and other assets	9,637	7,654
Total assets	$1,576,841	$1,602,871
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,3,4)	$652,747	$610,199
Borrowings under repurchase transactions	414,114	534,089
Convertible senior notes, net(3)	118,784	117,525
Management fee payable	1,634	881
Accrued expenses and other liabilities	5,478	5,898
Total liabilities	1,192,757	1,268,592
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.01 par value; 125,000,000 shares authorized, 22,142,143 shares at December 31, 2019 and 18,909,874 shares at December 31, 2018 issued and outstanding	222	189
Additional paid-in capital	309,395	260,427
Treasury stock	(458)	(270)
Retained earnings	49,446	41,063
Accumulated other comprehensive income/(loss)	1,277	(575)
Equity attributable to stockholders	359,882	300,834
Non-controlling interests(5)	24,202	33,445
Total equity	384,084	334,279
Total liabilities and equity	$1,576,841	$1,602,871

(1)Mortgage loans, net include $908.6 million and $897.8 million of loans at December 31, 2019 and December 31, 2018, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans, net include $2.0 million and $1.2 million of allowance for loan losses at December 31, 2019 and December 31, 2018, respectively.
(2)Property held-for-sale, net, includes valuation allowances of $1.8 million and $1.8 million at December 31, 2019 and December 31, 2018, respectively.
(3)Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.
(4)As of December 31, 2019, balances for Mortgage loans, net includes $341.8 million and Secured borrowings, net of deferred costs includes $284.8 million from the 50.0% and 63.0% owned joint ventures, respectively. As of December 31, 2018, balances for Mortgage loans, net include $377.0 million and Secured borrowings, net of deferred costs includes $231.9 million from the 50.0% and 63.0% owned joint ventures, all of which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP").
(5)As of December 31, 2019 and December 31, 2018 non-controlling interests includes $22.4 million and $20.4 million, respectively, from the 50.0% and 63.0% owned VIEs all of which the Company consolidates under U.S. GAAP.
The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
($ in thousands except per share data)
INCOME
Interest income	$112,416	$108,181	$91,424
Interest expense	(59,325)	(53,335)	(39,101)
Net interest income	53,091	54,846	52,323
Provision for loan losses	(803)	(1,164)	—
Net interest income after provision for loan losses	52,288	53,682	52,323
Income from investment in affiliates	1,332	762	707
Gain on sale of mortgage loans	7,123	—	—
Other income	4,176	3,720	1,765
Total income	64,919	58,164	54,795
EXPENSE
Related party expense – loan servicing fees	9,133	10,148	8,245
Related party expense – management fee	7,356	6,025	5,340
Loan transaction expense	328	389	1,471
Professional fees	2,550	2,179	2,340
Real estate operating expenses	3,685	3,252	2,630
Other expense	4,225	3,934	3,353
Total expense	27,277	25,927	23,379
Loss on debt extinguishment	429	836	1,131
Income before provision for income taxes	37,213	31,401	30,285
Provision for income taxes	124	64	131
Consolidated net income	37,089	31,337	30,154
Less: consolidated net income attributable to the non-controlling interest	2,384	2,997	1,227
Consolidated net income attributable to common stockholders	$34,705	$28,340	$28,927
Basic earnings per common share	$1.74	$1.50	$1.58
Diluted earnings per common share	$1.59	$1.43	$1.51
Weighted average shares – basic	19,710,482	18,642,526	18,074,143
Weighted average shares – diluted	28,173,217	25,830,546	23,318,521

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
($ in thousands)	2019	2018	2017
Consolidated net income attributable to common stockholders	$34,705	$28,340	$28,927
Other comprehensive income/(loss):
Net unrealized income/(loss) on investments, net of non-controlling interest	1,852	(152)	(233)
Cumulative reversal of accumulated other comprehensive income due to sale of securities	—	(190)	—
Income tax expense related to items of other comprehensive income	—	—	—
Comprehensive income	$36,557	$27,998	$28,694

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
($ in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$37,089	$31,337	$30,154
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	3,604	3,989	3,247
Non-cash interest income accretion	(39,113)	(43,749)	(43,379)
Discount accretion on investment in securities	(13,081)	(783)	(195)
Gain on sale of mortgage loans	(7,123)	—	—
Gain on sale of property held-for-sale	(629)	(380)	(506)
Gain on sale of securities	(8)	(347)	—
Loss from payoffs of loans in transit	—	—	26
Depreciation of property	499	155	80
Impairment of real estate owned	2,104	2,700	2,516
Provision for loan losses	803	1,164	—
Amortization of debt discount and prepaid financing costs	5,716	6,378	6,466
Undistributed income from investment in affiliates	(1,332)	(762)	(707)
Net change in operating assets and liabilities
Prepaid expenses and other assets	(2,555)	(2,747)	(2,543)
Receivable from Servicer	(2,231)	2,071	(5,087)
Accrued expenses, management fee payable, and other liabilities	830	1,171	1,233
Net cash from operating activities	(15,427)	197	(8,695)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(110,146)	(165,021)	(459,194)
Origination of commercial loans	(19,040)	(6,290)	(9,083)
Principal paydowns on mortgage loans	134,696	142,107	107,274
Proceeds from sale of mortgage loans	212,648	—	—
Draws on small balance commercial loans	(912)	(267)	—
Purchase of securities	(187,825)	(176,363)	—
Principal paydowns on securities	42,386	6,496	—
Proceeds on sale of securities	39,635	8,073	—
Purchase of rental property	(27,524)	(15,385)	—
Proceeds from sale of property held-for-sale	17,436	17,632	17,143
Renovations and recovery costs of rental property and property held-for-sale	171	(456)	—
Investment in Great Ajax FS LLC, including warrants	—	(1,750)	—
Investment in equity method investee	(2,502)	—	(5,115)
Distribution from affiliates	1,144	827	3,055
Net cash from investing activities	100,167	(190,397)	(345,920)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	322,561	311,128	590,669
Repayments on repurchase transactions	(444,372)	(53,424)	(542,221)
Proceeds from sale of secured borrowings	284,343	167,910	431,126
Repayments on secured borrowings	(241,134)	(254,177)	(178,115)
Proceeds from sale of convertible senior notes	—	15,184	105,325
Deferred financing costs	(4,559)	(2,635)	(7,225)
Sale of common stock, net of offering costs	34,301	—	3,864
Sale of common stock pursuant to dividend reinvestment plan	280	199	174
Distribution to non-controlling interest	(789)	(3,343)	(766)
The accompanying notes are an integral part of the consolidated financial statements.

Issuance of non-controlling interest in subsidiaries	144	6,709	16,190
Dividends paid on common stock	(26,322)	(22,943)	(20,602)
Net cash from financing activities	(75,547)	164,608	398,419
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	9,193	(25,592)	43,804
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	55,170	80,762	36,958
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$64,363	$55,170	$80,762
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$53,324	$50,753	$35,214
Cash paid for income taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to rental property or property held-for-sale	$12,104	$15,072	$20,294
Issuance of common stock for management fee and compensation expense	$3,604	$3,989	$3,247
Issuance of shares for investment in Great Ajax FS LLC	$—	$1,011	$—
Non-cash adjustments to basis in mortgage loans	$(20)	$347	$516
Unrealized (gain)/loss on available for sale securities, net of non-controlling interest and tax	$(1,852)	$342	$233
Treasury stock received through distributions from investment in Manager	$188	$270	$—
Convertible senior notes conversion premium recognized in equity	$—	$494	$2,687
Conversion of Operating Partnership Units	$10,816	$—	$—
Non-cash equity investment in Gaea resulting from deconsolidation	$18,494	$—	$—
Non-cash transfer of rental property to Gaea	$41,997	$—	$—
Non-cash transfer of loans to Gaea	$2,215	$—	$—
Property sold to borrowers under the installment method	$—	$—	$56
Transfer of accrued interest to borrowings under repurchase agreement	$—	$—	$497
Cumulative effect of change in accounting principle	$—	$110	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated Balance Sheet to the amount shown in the consolidated Statements of Cash Flows as of December 31, 2019 and December 31, 2018:

($ in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$64,343	$55,146
Restricted cash	20	24
Total cash and cash equivalents and restricted cash shown on the consolidated Statements of Cash Flows	$64,363	$55,170

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the Years Ended December 31, 2017 through December 31, 2019
($ in thousands)	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2016	18,122,387	$181	$—	$244,880	$27,231	$—	$272,292	$10,431	$282,723
Net income	—	—	—	—	28,927	—	28,927	1,227	30,154
Sale of shares	286,841	3	—	4,049	—	—	4,052	—	4,052
Shelf registration fees	—	—	—	(188)	—	—	(188)	—	(188)
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	16,190	16,190
Issuance of shares under dividend reinvestment plan	12,710	—	—	174	—	—	174	—	174
Stock-based management fee expense	122,350	2	—	2,333	—	—	2,335	—	2,335
Stock-based compensation expense	43,940	—	—	912	—	—	912	—	912
Dividends declared ($0.32 per share) and distributions	—	—	—	—	(20,602)	—	(20,602)	(766)	(21,368)
Conversion premium - Convertible senior notes	—	—	—	2,687	—	—	2,687	—	2,687
Other comprehensive loss	—	—	—	—	—	(233)	(233)	—	(233)
Balance at December 31, 2017	18,588,228	$186	$—	$254,847	$35,556	$(233)	$290,356	$27,082	$317,438
Net income	—	—	—	—	28,340	—	28,340	2,997	31,337
Issuance of shares to Great Ajax FS LLC	75,001	1	—	1,010	—	—	1,011	—	1,011
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	6,709	6,709
Issuance of shares under dividend reinvestment plan	14,953	—	—	199	—	—	199	—	199
Stock-based management fee expense	196,503	2	—	2,784	—	—	2,786	—	2,786
Stock-based compensation expense	55,466	—	—	1,203	—	—	1,203	—	1,203
Dividends declared ($0.32 per share) and distributions	—	—	—	—	(22,943)	—	(22,943)	(3,343)	(26,286)
Conversion premium - Convertible senior notes	—	—	—	494	—	—	494	—	494
Other comprehensive loss	—	—	—	—	—	(342)	(342)	—	(342)
Cumulative effect of change in accounting principle	—	—	—	(110)	110	—	—	—	—
Treasury stock	(20,277)	—	(270)	—	—	—	(270)	—	(270)
Balance at December 31, 2018	18,909,874	$189	$(270)	$260,427	$41,063	$(575)	$300,834	$33,445	$334,279
Net income	—	—	—	—	34,705	—	34,705	2,384	37,089
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	(22)	(22)
Sale of shares	2,278,518	23	—	34,278	—	—	34,301	—	34,301
Conversion of Operating Partnership Units	624,106	6	—	10,810	—	—	10,816	(10,816)	—
Issuance of shares under dividend reinvestment	20,107	—	—	280	—	—	280	—	280
Stock-based management fee expense	237,237	3	—	2,590	—	—	2,593	—	2,593
The accompanying notes are an integral part of the consolidated financial statements.

Stock-based compensation expense	85,272	1	—	1,010	—	—	1,011	—	1,011
Dividends declared ($0.32 per share) and distributions	—	—	—	—	(26,322)	—	(26,322)	(789)	(27,111)
Other comprehensive income	—	—	—	—	—	1,852	1,852	—	1,852
Treasury stock	(12,971)	—	(188)	—	—	—	(188)	—	(188)
Balance at December 31, 2019	22,142,143	$222	$(458)	$309,395	$49,446	$1,277	$359,882	$24,202	$384,084

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”) including residential mortgage loans and small balance commercial mortgage loans (“SBC loans”) and originations of SBC loans. RPLs are mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The SBC loans that the Company intends to opportunistically target, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has also targeted investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of our Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

In 2018, the Company formed Gaea Real Estate Corp. ("Gaea"), a wholly owned subsidiary of the Operating partnership to hold investments in multi-family, mixed use commercial real estate. The Company had elected to treat Gaea Real Estate Corp. as a TRS under the Code. Also during 2018, the Company formed Gaea Real Estate Operating Partnership, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. The Company also formed BLFD Holding LLC ("BFLD"), Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, the Company formed DG Brooklyn Holdings, LLC ("DG Brooklyn Holdings") also as a subsidiary of Gaea Real Estate Operating Partnership, to hold investments in multi-family properties.

The accompanying notes are an integral part of the consolidated financial statements.

On November 22, 2019 the Company completed a private capital raise transaction for Gaea through which Gaea raised $66.3 million from the issuance of 4,419,641 shares of common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. Prior to the date of the capital raise, the Company consolidated Gaea's results and balances. From the date of the capital raise forward, the Company accounts for its investment in Gaea under the equity method.

Basis of Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to financial statements.

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trusts 2017-D ("2017-D") and Ajax Mortgage Loan Trusts 2018-C (“2018-C”) are securitization trusts which holds mortgage loans, REO property and secured debt; 2017-D is 50.0% owned by the Company, and 2018-C is 63.0% owned by the Company. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries.

Due to the Company completing the sale of shares of common stock in its Gaea subsidiary, the non-controlling ownership interests previously held by third parties for BFLD and DG Brooklyn Holdings have been eliminated in consolidation.

At inception, the Company's Operating Partnership was a majority owned partnership that had a non-controlling ownership interest held by an unaffiliated third party included in non-controlling interests on the Company's consolidated balance sheet. At December 31, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by an unaffiliated holder. The OP units were exchangeable on a 1-for-1 basis with shares of the Company's common stock. During the Company's second quarter of 2019, all 624,106 OP units held by the unaffiliated holder were exchanged for shares of the Company's common stock. As a result, at December 31, 2019, the Operating Partnership was 100% owned by the Company. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying notes are an integral part of the consolidated financial statements.

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
The accompanying notes are an integral part of the consolidated financial statements.

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

Investment at Fair Value

The Company’s Investments at Fair Value as of December 31, 2019 and December 31, 2018 consist of investments in senior and subordinate notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated Statements of Comprehensive Income. The Company models the expected cash flows from the underlying loan pools held by the trusts using its Manager's proprietary pricing model, and believes any unrealized losses on its debt securities to be temporary. Any other-than-temporary losses are recognized in the period identified in the Company’s Consolidated Statements of Income.

Investments in Beneficial Interests

The Company’s Investments in Beneficial Interests as of December 31, 2019 and December 31, 2018 consist of investments in the trust certificates issued by joint ventures which the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate the investment. The Company recognizes income using the effective interest method and assess each Beneficial Interest for impairment on a quarterly basis.

Real Estate

The Company acquires real estate properties directly through purchases, when it forecloses on the borrower and takes title to the underlying property, or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that the Company expects to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or net realizable value (fair market value less expected selling costs, and any additional costs necessary to prepare the property for sale). Fair market value is determined based on broker price opinions (“BPOs”), appraisals, or other market indicators of fair value including list price or contract price, if listed or under contract for sale at the balance sheet date. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income through real estate operating expenses. No depreciation or amortization expense is recognized on properties held-for-sale. Holding costs are generally incurred by the Servicer and are subtracted from the Servicer’s remittance of sale proceeds upon ultimate disposition of properties held-for-sale.

Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be reclassified as held-for-sale. Property that arose through conversions of mortgage loans in the Company's portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property or the borrower surrenders the deed in lieu of foreclosure is generally held for investment as rental property if the cash flows from use as a rental exceed the present value of expected cash flows from a sale. The Company also acquires rental properties through direct purchases of properties for its rental portfolio. Depreciation is provided for using the straight-line method over the estimated
The accompanying notes are an integral part of the consolidated financial statements.

useful lives of the assets of 27.5 to 39 years. The Company performs an impairment analysis for rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

Convertible Senior Notes

On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its convertible senior notes (the “notes”) due 2024, with follow-on offerings of an additional $20.5 million and $15.9 million in aggregate principal amount completed on August 18, 2017 and November 19, 2018, respectively, which, combined with the notes from the April offering, form a single series of securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.6694 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.98 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

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
The accompanying notes are an integral part of the consolidated financial statements.

believes such conversion will be in the economic interest of the holders. A cumulative discount of $3.2 million, representing the fair value of the embedded conversion feature, was recorded to stockholders’ equity. No sinking fund has been established for redemption of the principal.

Management Fee and Expense Reimbursement

The Company is a party to the Management Agreement with the Manager, which has a 15-year term, expiring on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

Under the Management Agreement by and between the Company and the Manager as amended and restated on March 5, 2019, the Company pays a quarterly base management fee based on its stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, and may be required to pay a quarterly incentive management fee based on its cash distributions to its stockholders. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. See Note 10 — Related party transactions.

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

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 78,000 shares. The
The accompanying notes are an integral part of the consolidated financial statements.

Company has issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors, which are subject to a one-year vesting period. The Company also periodically issues additional restricted stock awards to its independent directors under the Director Plan. In addition, through March 31, 2019, each of the Company’s independent directors received an annual fee of $75,000, payable quarterly, 50% in shares of the Company’s common stock and 50% in cash. The annual fee was increased to $100,000, 40% of which is payable in shares of the Company's common stock and 60% in cash, which was effective as of April 1, 2019. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and recorded in stockholders' equity at quarter end.

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

The accompanying notes are an integral part of the consolidated financial statements.

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense and applicable portion of management fee expense, net of applicable income taxes, on the Company’s convertible senior notes, by the weighted-average common shares outstanding, assuming all dilutive securities, including stock grants, shares that would be issued in the event that OP Units are redeemed for shares of common stock of the Company, shares issued in respect of the stock-based portion of the base fee payable to the Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s outstanding convertible senior notes, were issued. In the event the Company were to record a net loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-dilutive.

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

The accompanying notes are an integral part of the consolidated financial statements.

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

The Company’s consolidated Financial Statements include the operations of three TRS entities, GA-TRS, GAJX Real Estate LLC and Gaea, which are subject to U.S. federal, state and local income taxes on their taxable income. Income from these these three entities and any other TRS that the Company forms will be subject to U.S. federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences or benefits attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Reclassifications

The Company reclassified the balance of its Loans Purchase deposit account on its 2017 consolidated Balance Sheet to its Cash held in trust account to better reflect the nature of the asset. The Company believes this to be an immaterial classification. Additionally, certain other immaterial amounts in the Company’s 2016, 2017 and 2018 consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or equity.

Recently Adopted Accounting Standards

The accompanying notes are an integral part of the consolidated financial statements.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The main objective of this guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. To achieve this, the amendments in this guidance replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Specifically, the amendments in this guidance require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. In May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other Topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses Transition Resource Group meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13. This guidance is effective for interim and annual reporting periods that are applicable to the original ASU’s affected by the codification improvements. Also in May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses - Targeted Transition Relief to allow financial statement preparers who had elected the fair value option for newly acquired financial assets to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13 for assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses to clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13. The guidance in ASU 2016-13, and ASU 2019-04, ASU 2019-05 and ASU 2019-11 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, beginning with fiscal years after December 15, 2018. The Company adopted ASU 2016-13, and all related amendments on January 1, 2020.

The accompanying notes are an integral part of the consolidated financial statements.

For the Company’s mortgage loan portfolio, the initial adoption will result in a reclassification between loan discount and allowance for purchased credit impaired loans, which will have no effect on the Company’s balance sheet presentation, or on consolidated equity. The Company does not consider this transition adjustment to be material to its financial position or previously reported statements. During subsequent periods this allowance for credit losses will be adjusted either upward or downward for expected changes in future credit losses based on expected cash flows. These changes to the reserve will be recognized in the Company's current period income. Historically, only reductions in expected cash flows were recognized in the current period earnings, while increases in expected cash flows were recognized prospectively over the remaining expected lives of the loan pools. The Company’s investments in beneficial interests are also deemed to be credit impaired under ASC 2016-13 and follow guidance comparable to that for impaired loans. Similarly, upon adoption, a reclassification from discount to allowance for credit impaired loss will be recorded, with no net impact on the Company’s balance sheet or on consolidated equity. In subsequent periods, changes to the reserve for beneficial interests will be recognized in the Company’s current period income. Under ASU 2016-13, credit losses for available-for-sale debt securities are measured in a manner similar to current GAAP. However, the amendments in this ASU require that credit losses be recorded through an allowance for credit losses, which will cause subsequent reversals in credit loss estimates to be recognized in current income. In addition, the allowance for available-for-sale debt securities is limited to the extent that the fair value is less than the amortized cost. As a result of the adoption, the Company does not anticipate a material change to its balance sheet or its consolidated equity.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the concepts statement, including the consideration of costs and benefits. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, including early adoption of any removed or modified disclosures addressed in this update and delay of additional disclosures until their effective date. The Company does not anticipate a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period. The Company does not anticipate a material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and adding certain clarifications to rules and definitions used in the calculation of the income tax provision. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Mortgage loan categories of RPL, NPL, SBC and originated as of December 31, 2019 and 2018 ($ in thousands):

	As of December 31,
Loan portfolio basis by asset type	2019	2018
Residential RPL loan pools	$1,085,514	$1,242,207
SBC loan pools	11,652	21,203
SBC loans non-pooled(1)	23,434	11,140
Residential NPL loan pools	30,869	36,323
Total	$1,151,469	$1,310,873

(1)SBC loans not pooled are accounted for using ASC 310-20 versus ASC 310-30 for our loan pools.

Included on the Company’s consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 are approximately $1.2 billion and $1.3 billion, respectively, of RPLs, NPLs, and SBCs. RPLs, NPLs and SBCs are categorized at
The accompanying notes are an integral part of the consolidated financial statements.

acquisition. The carrying value of all loans reflects the original investment amount, plus accretion of interest income and discount, less principal and interest cash flows received. The carrying values at December 31, 2019 and December 31, 2018 for the Company's loans in the table above are presented net of a cumulative allowance for loan losses of $2.0 million and $1.2 million, respectively, reflected in the totals for each line in the table above. For the years ended December 31, 2019, 2018 and 2017 the Company recognized $0.8 million, $1.2 million and $0, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company accreted $95.1 million, $102.5 million and $89.9 million, respectively, into interest income with respect to its RPL, NPL and SBC loan pools.

The Company’s loan acquisitions for the year ended December 31, 2019 consisted of 573 purchased RPLs with $122.5 million UPB, 35 NPLs with $6.7 million UPB and 22 originated SBC loans with $19.0 million UPB. Comparatively during the year ended December 31, 2018, the Company acquired 810 purchased RPLs with $175.5 million UPB, 36 NPLs with $6.0 million UPB and eight originated SBC loans with $6.4 million UPB.

The following table presents information regarding the accretable yield and non-accretable amount for purchased loans acquired during the following periods ($ in thousands):

	For the year ended December 31,
	2019		2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Contractually required principal and interest	$207,348	$11,542	$299,462	$10,976
Non-accretable amount	(70,953)	(4,917)	(104,940)	(4,891)
Expected cash flows to be collected	136,395	6,625	194,522	6,085
Accretable yield	(31,917)	(957)	(35,471)	(675)
Fair value at acquisition	$104,478	$5,668	$159,051	$5,410

The Company determines the accretable yield on new acquisitions by comparing the expected cash flows from its Manager's proprietary cash flow model to the remaining contractual cash flows at acquisition. The difference between the expected cash flows and the portfolio acquisition price is accretable yield. The difference between the remaining contractual cash flows and the expected cash flows is the non-accretable amount. Accretable yield and accretion amounts do not include any of the interest income on unpooled SBC loans at December 31, 2019 and 2018. The following table presents the 2019 and 2018 accretable yield and non-accretable amount for the loan portfolio ($ in thousands):

	For the year ended December 31,
	2019		2018
	Re-performing loans	Non-performing loans	Re-performing loans	Non-performing loans
Balance at beginning of period	$311,806	$6,459	$344,141	$7,370
Accretable yield additions	31,917	957	35,471	675
Accretion	(94,334)	(787)	(101,195)	(1,316)
Reclassification from (to) non-accretable amount, net	(30,273)	(2,922)	33,389	(270)
Balance at end of period	$219,116	$3,707	$311,806	$6,459

During the year ended December 31, 2019, the Company reclassified a net $33.2 million from accretable yield to non-accretable amount, consisting of a $30.3 million transfer from accretable yield to non-accretable amount for RPLs, and a $2.9 million transfer from accretable yield to non-accretable amount for NPLs. Comparatively, during the year ended 2018, the Company reclassified a net $33.1 million from non-accretable amount to accretable yield, consisting of a $33.4 million transfer from non-accretable amount to accretable yield for its RPLs and $0.3 million from accretable yield to non-accretable amount on NPLs. The Company recalculates the amount of accretable yield and non-accretable amount on a quarterly basis. Reclassifications between the two categories are primarily based upon changes in expected cash flows and actual prepayments, including payoffs in full or in part, prior to modeled expecations. Additionally, the accretable yield and non-accretable amounts are revised when loans are reclassified to REO or sold because the future expected cash flows are removed from the pool. The primary driver of the reclassification from accretable yield to non-accretable amount for the year ended 2019 was the sale of $176.9 million of loans to an unconsolidated joint venture. The 2018 reclassifications from non-accretable amount to accretable yield were driven by actual loan payment performance exceeding expectations at acquisition. This is offset by the removal of
The accompanying notes are an integral part of the consolidated financial statements.

the accretable yield for loans that are removed from the pool at foreclosure and loan payoffs, both in full or in part, prior to modeled expectations.

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, the accretable yield amount increases and the expected yield to maturity is adjusted on a prospective basis. An allowance for loan losses is established when it is probable the Company will not collect all amounts previously estimated to be collectible due to a reduction in loan performance or a reduction in the estimate of the underlying property value. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. During the year ended December 31, 2019, the Company recorded an impairment of $0.8 million of the value of five of its NPL pools acquired in 2014, 2015 and 2016. During the year ended December 31, 2018, the Company recorded an impairment of $1.2 million of the value of three of its NPL pools acquired in 2014 and 2015. The Company had no allowance for loan losses at December 31, 2017. An analysis of the balance in the allowance for loan losses account follows ($ in thousands):

	For the year ended December 31,
	2019	2018	2017
Allowance for loan losses, beginning of period	$(1,164)	$—	$—
Provision for loan losses	(803)	(1,164)	—
Recovery of loan losses	7	—	—
Allowance for loan losses, end of period	$(1,960)	$(1,164)	$—

The following table sets forth the carrying value of the Company’s mortgage loans, and related unpaid principal balance by delinquency status as of December 31, 2019 and 2018 ($ in thousands):

	As of December 31,
	2019			2018
	Number of loans	Carrying value	Unpaid principal balance	Number of loans	Carrying value	Unpaid principal balance
Current	3,449	$676,144	$735,307	3,929	$757,276	$848,551
30	851	146,208	158,363	1,006	167,286	185,742
60	568	93,806	102,661	711	123,078	136,586
90	1,173	197,014	224,078	1,188	200,419	231,063
Foreclosure	143	38,297	47,717	277	62,814	79,777
Mortgage loans	6,184	$1,151,469	$1,268,126	7,111	$1,310,873	$1,481,719

Note 4 — Real Estate Assets, Net

The Company acquires REO either through direct purchases of properties for its rental portfolio or through conversions of mortgage loans in its portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Rental Property

As of December 31, 2019, the Company owned 10 REO properties with an aggregate carrying value of $1.5 million held for investment as rentals, at which time six were rented. Two properties were acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure and six were transferred from Property held-for-sale, where all six were acquired through foreclosures. The remaining rental property was directly purchased. As of December 31, 2018, the Company owned 21 REO properties with a carrying value of $17.6 million held for use as rentals, at which time 16 were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosures, and 12 were transferred from Property held-for-sale, where all 12 were acquired through foreclosures.

Property Held-for-Sale

The accompanying notes are an integral part of the consolidated financial statements.

The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of December 31, 2019 and 2018, the Company’s net investments in REO held-for-sale were $13.5 million and $19.4 million, respectively, which include balances of $2.2 million and $2.2 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. For the years ended December 31, 2019 and 2018, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the years ended December 31, 2019 and 2018 ($ in thousands):

	For the year ended December 31,
	2019		2018
	Count	Amount	Count	Amount
Balance at beginning of year	102	$19,402	136	$24,947
Net transfers from mortgage loans	61	12,104	93	15,072
Adjustments to record at lower of cost or fair value	—	(2,104)	—	(2,700)
Disposals	(109)	(16,819)	(127)	(17,251)
Transfer from rental property	6	1,613	6	549
Transfer to rental property	(2)	(414)	(6)	(1,140)
Other	—	(245)	—	(75)
Balance at end of year	58	$13,537	102	$19,402

Dispositions

During the years ended December 31, 2019 and 2018 the Company sold 109 and 127 REO properties realizing net gain of approximately $0.6 million and $0.4 million, respectively. These amounts are included in Other income on the Company's consolidated Statements of Income. The Company’s sales of REO properties consist of a transfer of the property that coincides with the receipt of the remuneration. The Company bears no further obligations beyond delivery of the property. Consequently, all revenue from the sales of REO properties is recognized as the time of the sale transaction. The Company recorded a lower of cost or net realizable value adjustments in Real estate operating expense for the years ended December 31, 2019 and 2018 of $2.1 million and $2.7 million, respectively.

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

	As of December 31, 2019
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$230,408	$1,643	$(366)	$231,685
Beneficial interests in securitization trusts	57,954	—	—	57,954
Total investments at fair value	$288,362	$1,643	$(366)	$289,639

(1)Basis amount is net of any realized amortized costs, principal paydowns and interest receivable on securities of $0.3 million

The accompanying notes are an integral part of the consolidated financial statements.

	As of December 31, 2018
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$147,386	$250	$(825)	$146,811
Beneficial interests in securitization trusts	22,086	—	—	22,086
Total investments at fair value	$169,472	$250	$(825)	$168,897

(1)Basis amount is net of any realized amortized costs and principal paydowns.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of December 31, 2019
	Basis(1)	Gross unrealized losses	Carrying value (fair value)
Debt securities due April 2058(2)	$6,855	$(9)	$6,846
Debt securities due February 2057(2)	7,324	(1)	7,323
Debt securities due September 2059(3)	37,843	(356)	37,487
Total	$52,022	$(366)	$51,656

(1)Basis amount is net of any realized amortized costs and principal paydowns.
(2)These securities have been in an unrealized loss position for 12 months or longer.
(3)This security has been in an unrealized loss position for less than 12 months.

	As of December 31, 2018
	Basis(1)	Gross unrealized losses	Carrying value (fair value)
Debt securities due April 2058(2)	$7,896	$(315)	$7,581
Debt securities due February 2057(2)	11,813	(203)	11,610
Debt securities due June 2058(2)	18,702	(3)	18,699
Debt securities due August 2058(2)	16,143	(297)	15,846
Debt securities due November 2058(2)	45,680	(7)	45,673
Total	$100,234	$(825)	$99,409

(1)Basis amount is net of any realized amortized costs and principal paydowns.
(2)These securities have been in an unrealized loss position for less than 12 months.

In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party trust. These securities were sold during the fourth quarter of 2018 for a gain of $0.2 million.

During 2019 and 2018, the Company acquired $187.8 million and $175.3 million, respectively, in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment of the trust.  In certain transactions, the joint venture also issued subordinate notes.  The Company acquired $139.6 million in senior notes and $16.8 million in subordinate notes, collectively “the Notes.” The Notes are accounted for as debt securities carried at fair value.  As of December 31, 2019, the Company recorded a gross unrealized gain of $1.6 million and a gross unrealized loss of $0.4 million in fair value valuation adjustments in accumulated other comprehensive income. As of December 31, 2019 the Company carried the Notes on the consolidated Balance Sheet at a fair value of $231.7 million.  As of December 31, 2018, the Company recorded a gross unrealized gain of $0.3 million and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income and carried the Notes on the Company's consolidated Balance Sheet at fair value of $146.8 million. During 2019, the Company sold senior notes issued by certain joint ventures for total proceeds of $39.6 million and recognized a gain of $8 thousand, net of transaction fees.
The accompanying notes are an integral part of the consolidated financial statements.

The Company also acquired $31.4 million and $21.8 million in beneficial interests issued by joint ventures in 2019 and 2018. The Company accounts for its investments in the beneficial interests at the lower of amortized cost or fair value and assesses its investment in Beneficial Interests for impairment on a quarterly basis.  As of December 31, 2019, the Investments in Beneficial Interests were carried on the Company's consolidated Balance Sheet at $58.0 million. For the year ended December 31, 2018, the investments in beneficial interests were carried on the Company's consolidated Balance Sheet at $22.1 million.

During the year ended December 31, 2018 the Company purchased shares of common stock in publicly traded real estate investment trusts. At December 31, 2018, all equity securities had been sold and the Company recognized a gain of $0.2 million, which is reflected in the Company's consolidated Statements of Income.

Note 6 — Fair Value

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2019 and 2018 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2019	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans	$1,151,469	$—	$—	$1,260,385
Investment in debt securities at fair value	$231,685	$—	$231,685	$—
Investment in beneficial interests	$57,954	$—	$57,954	$—
Investment in Manager	$1,755	$—	$—	$7,712
Investment in AS Ajax E	$931	$—	$1,012	$—
Investment in GAFS, including warrants	$3,023	$—	$—	$3,320
Investment in Gaea	$19,995	$—	$—	$19,995
Investment in legacy entities	$760	$—	$—	$760
Financial liabilities
Secured borrowings, net	$652,747	$—	$—	$657,918
Borrowings under repurchase agreement	$414,114	$—	$414,114	$—
Convertible senior notes, net	$118,784	$132,173	$—	$—

		Level 1	Level 2	Level 3
December 31, 2018	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans	$1,310,873	$—	$—	$1,448,895
Investment in debt securities at fair value	$146,811	$—	$146,811	$—
Investment in beneficial interests	$22,086	$—	$22,086	$—
Investment in Manager	$1,016	$—	$—	$5,231
Investment in AS Ajax E	$1,037	$—	$1,239	$—
Investment in GAFS, including warrants	$2,844	$—	$—	$3,320
Financial liabilities
Secured borrowings, net	$610,199	$—	$—	$610,217
Borrowings under repurchase agreement	$534,089	$—	$534,089	$—
Convertible senior notes, net	$117,525	$118,103	$—	$—

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

The Company's investment in Gaea and the legacy entities are presented as the carrying value due to the recent nature of the acquisition transactions.
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

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition basis plus improvements (cost) or net realizable value. Net realizable value is determined based on appraisals, broker price opinions, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company's REO Property is stated at its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of December 31, 2019 and 2018 ($ in thousands):

			Level 1	Level 2	Level 3
December 31, 2019	Carrying Value	Fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$13,537	$2,104	$—	$—	$13,537
The accompanying notes are an integral part of the consolidated financial statements.

			Level 1	Level 2	Level 3
December 31, 2018	Carrying Value	Fair value adjustment recognized in the consolidated Statements of Income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$19,402	$2,700	$—	$—	$19,402

Note 7 — Affiliates

Unconsolidated Affiliates

On November 22, 2019 the Company completed a private capital raise transaction for its Gaea subsidiary through which Gaea raised $66.3 million from the issuance of 4,419,641 shares of common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. The Company accounts for its investment in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.43% average ownership interest in three legacy entity LLCs managed by the Servicer for $1.0 million which hold investments in RPLs and NPLs. The Company accounts for its investment using the equity method.

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

On March 14, 2016, the Company formed AS Ajax E LLC, to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At both December 31, 2019 and 2018, the Company’s interest in AS Ajax E was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

The accompanying notes are an integral part of the consolidated financial statements.

Net income, assets and liabilities of unconsolidated affiliates at 100%

	For the year ended December 31,
Net income at 100%	2019	2018	2017
Thetis Asset Management LLC	$4,685	$2,202	$2,136
Great Ajax FS LLC(1)(2)	$2,233	$1,257	$—
AS Ajax E LLC	$299	$324	$319
Legacy entities	$(9)	$—	$—
Gaea Real Estate Corp.	$(20)	$—	$—
GA-E 2014-12	$—	$—	$426

	December 31, 2019		December 31, 2018
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Gaea Real Estate Corp.	$83,068	$768	$—	$—
Great Ajax FS LLC	$61,432	$37,142	$74,164	$52,184
Thetis Asset Management LLC	$12,277	$2,265	$8,604	$2,136
AS Ajax E LLC	$5,747	$2	$6,424	$13
Legacy entities	$1,592	$3,095	$—	$—

Net income, assets and liabilities of unconsolidated affiliates at Company share

	For the year ended December 31,
Net income at Company share	2019	2018	2017
Thetis Asset Management LLC	$928	$436	$423
Great Ajax FS LLC(1)(2)	$179	$90	$—
AS Ajax E LLC	$49	$53	$53
GA-E 2014-12	$—	$—	$173
Legacy entities	$(4)	$—	$—
Gaea Real Estate Corp.	$(5)	$—	$—

	December 31, 2019		December 31, 2018
Assets and Liabilities at Company share	Assets	Liabilities	Assets	Liabilities
Gaea Real Estate Corp.	$19,252	$178	$—	$—
Great Ajax FS LLC	$4,915	$2,971	$5,933	$4,175
Thetis Asset Management LLC	$2,431	$448	$1,704	$423
AS Ajax E LLC	$948	$—	$1,060	$2
Legacy entities	$637	$1,247	$—	$—

(1)Net income at the Company's share is not directly proportionate to Net income at 100% due to the timing of the Company's acquisition during the year ended December 31, 2018.
(2)Amounts for the Company's share for 2017 is presented as zero since the Company's investment was a 2018 event.

Consolidated affiliates

The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIE’s, and the Company has determined that it is the primary beneficiary of the VIE’s. See Note 9 - Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential
The accompanying notes are an integral part of the consolidated financial statements.

real estate assets. As of December 31, 2019, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties. 2017-D and 2018-C are securitization trusts formed to hold mortgage loans, REO property and secured debt. As of December 31, 2019 and 2018, 2017-D was 50.0% owned by a third-party institutional investor. As of December 31, 2019 and 2018, 2018-C was 63.0% owned by the Company, with the remainder held by third party institutional accredited investors.

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

At December 31, 2019, the Company had commitments to purchase, subject to due diligence, 371 RPLs with aggregated UPB of $59.0 million and four NPLs with aggregate UPB of $0.9 million secured by single-family residences. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its third party institutional accredited co-investors. See Note 16 - Subsequent Events, for remaining open acquisitions as of the filing date.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The accompanying notes are an integral part of the consolidated financial statements.

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			December 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 3, 2020	November 26, 2019	$8,411	$8,411	$11,098	132%	3.45%
January 3, 2020	November 26, 2019	6,093	6,093	9,038	148%	3.45%
January 3, 2020	November 26, 2019	5,175	5,175	6,855	132%	3.45%
January 3, 2020	December 2, 2019	11,966	11,966	15,742	132%	3.45%
January 3, 2020	December 2, 2019	10,648	10,648	14,058	132%	3.45%
January 3, 2020	December 2, 2019	5,485	5,485	7,050	129%	3.45%
January 3, 2020	December 2, 2019	4,096	4,096	5,261	128%	3.45%
January 3, 2020	December 2, 2019	1,644	1,644	2,388	145%	3.55%
January 3, 2020	December 2, 2019	1,576	1,576	2,287	145%	3.55%
January 10, 2020	December 11, 2019	21,088	21,088	28,284	134%	3.47%
January 10, 2020	December 11, 2019	1,808	1,808	2,640	146%	3.57%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
January 21, 2020	December 20, 2019	15,718	15,718	20,623	131%	3.41%
January 21, 2020	December 20, 2019	10,305	10,305	13,521	131%	3.41%
January 21, 2020	December 20, 2019	5,840	5,840	7,324	125%	3.41%
January 21, 2020	December 20, 2019	2,784	2,784	4,050	145%	3.51%
January 28, 2020	October 30, 2019	5,318	5,318	7,464	140%	3.19%
January 28, 2020	October 30, 2019	2,520	2,520	3,381	134%	2.99%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
February 24, 2020	November 26, 2019	41,412	41,412	54,828	132%	2.92%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,423	127%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	34,591	128%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,709	127%	3.79%
June 3, 2020	December 6, 2019	6,097	6,097	7,891	129%	3.64%
June 3, 2020	December 6, 2019	4,704	4,704	6,106	130%	3.64%
June 3, 2020	December 6, 2019	3,053	3,053	4,035	132%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	December 19, 2019	13,447	13,447	18,076	134%	3.55%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 30, 2020	December 30, 2019	5,286	5,286	7,044	133%	3.57%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	July 15, 2016	250,000	28,931	57,397	198%	4.28%
September 24, 2020	September 25, 2019	400,000	116,662	164,403	141%	4.24%
Totals		$918,521	$414,114	$580,167	140%	3.77%

The accompanying notes are an integral part of the consolidated financial statements.

			December 31, 2018
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 11, 2019	July 11, 2018	$8,956	$8,956	$12,834	143%	4.41%
February 1, 2019	August 1, 2018	13,322	13,322	17,174	129%	4.53%
March 25, 2019	September 25, 2018	6,396	6,396	8,376	131%	4.34%
March 25, 2019	September 25, 2018	7,020	7,020	10,024	143%	4.49%
March 28, 2019	September 28, 2018	12,539	12,539	15,846	126%	4.40%
April 25, 2019	October 26, 2018	10,549	10,549	15,145	144%	4.85%
April 25, 2019	October 26, 2018	5,865	5,865	7,580	129%	4.65%
May 8, 2019	November 8, 2018	18,226	18,226	26,036	143%	4.74%
May 8, 2019	November 8, 2018	10,933	10,933	15,618	143%	4.84%
June 6, 2019	December 6, 2018	44,224	44,224	58,965	133%	4.65%
June 6, 2019	December 6, 2018	3,786	3,786	5,408	143%	4.80%
June 7, 2019	December 7, 2018	50,294	50,294	66,747	133%	4.47%
June 21, 2019	December 21, 2018	32,393	32,393	43,390	134%	4.62%
June 21, 2019	December 21, 2018	2,771	2,771	4,050	146%	4.77%
June 28, 2019	December 28, 2018	8,860	8,860	13,275	150%	4.64%
July 12, 2019	July 15, 2016	250,000	195,644	289,908	148%	5.00%
September 24, 2019	September 25, 2018	400,000	102,311	134,835	132%	4.89%
Totals		$886,134	$534,089	$745,211	140%	4.80%

The guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated Balance Sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at December 31, 2019 and 2018 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	December 31, 2019	December 31, 2018
Gross amount of recognized liabilities	$414,114	$534,089
Gross amount pledged as collateral	580,167	745,211
Net amount	$166,053	$211,122

Secured Borrowings

From inception (January 30, 2014) to December 31, 2019, the Company has completed 15 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, six of which were outstanding at December 31, 2019. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated Balance Sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D
The accompanying notes are an integral part of the consolidated financial statements.

securitization, from which the Company sold a 50% interest in the Class B certificates to third parties and 2018-C securitization, from which the Company sold a 95% interest in the Class A notes and 37% in the Class B notes and trust certificates, the Company has retained the subordinate notes and the applicable trust certificates from the other six secured borrowings outstanding at December 31, 2019.

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

The Company's 2017-B, 2019-D and 2019-F secured borrowings carry no provision for a step-up in interest rate on any of the Class A, Class B or Class M notes.

For all of the Company's secured borrowings the Class A notes are senior, sequential pay, fixed rate notes with the exception of 2019-D and 2019-F, which are subordinate, sequential pay, fixed rate notes for Class B-1 and variable rate notes for Class B-2 and Class B-3. The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust. The Class M notes issued under 2017-B, 2019-D and 2019-F are also mezzanine, sequential pay, fixed rate notes.

For all of the Company's secured borrowings, except 2017-B, 2019-D and 2019-F, which contains no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, or in the case of 2017-C, 48 months after issue, an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis points step up is triggered, an additional 100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all securitization notes outstanding at December 31, 2019 at their respective cutoff dates:

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(1)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(1)	$9.5 million	3.50%
	None	Class B-1 notes due 2056(2)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(2)	$7.5 million	3.75%
		Trust certificates(3)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-C/ November 2017	November 25, 2021	Class A notes due 2060	$130.2 million	3.75%
	May 25, 2022	Class B-1 notes due 2060(2)	$13.0 million	5.25%
		Trust certificates(3)	$42.8 million	—%
		Deferred issuance costs	$(1.7) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(4)	$177.8 million	3.75%
	None	Class B certificates(4)	$44.5 million	—%
The accompanying notes are an integral part of the consolidated financial statements.

		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	October 25, 2021	Class A notes due 2065(5)	$170.5 million	4.36%
	April 25, 2022	Class B notes due 2065(5)	$15.9 million	5.25%
		Trust certificates(5)	$40.9 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2019-D/ July 2019	None	Class A-1 notes due 2065	$140.4 million	2.96%
	None	Class A-2 notes due 2065	$6.1 million	3.50%
	None	Class A-3 notes due 2065	$10.1 million	3.50%
	None	Class M-1 notes due 2065(1)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(6)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(6)	$7.1 million	variable(7)
	None	Class B-3 notes due 2065(6)	$12.8 million	variable(7)
		Deferred issuance costs	$(2.7) million	—%

Ajax Mortgage Loan Trust 2019-F/ November 2019	None	Class A-1 notes due 2059	$110.1 million	2.86%
	None	Class A-2 notes due 2059	$12.5 million	3.50%
	None	Class A-3 notes due 2059	$5.1 million	3.50%
	None	Class M-1 notes due 2059(1)	$6.1 million	3.50%
	None	Class B-1 notes due 2059(6)	$11.5 million	3.50%
	None	Class B-2 notes due 2059(6)	$10.4 million	variable(7)
	None	Class B-3 notes due 2059(6)	$15.1 million	variable(7)
		Deferred issuance costs	$(1.8) million	—%

(1)The Class M notes are subordinate, sequential pay, fixed rate notes with Class M-2 notes subordinate to the Class M-1 notes. The Company has retained the Class M notes.
(2)The Class B notes are subordinate, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.
(3)The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes, Class M notes, where present, and Class B notes have been paid in full.
(4)Ajax Mortgage Loan Trust ("AJAXM") AJAXM 2017-D is a joint venture in which a third party owns 50% of the Class A notes and 50% of the Class B certificates. The Company is required to consolidate 2017-D under GAAP and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes, which are held by the third party, are included in Secured borrowings, net and 50% of the Class B-1 certificates are recognized as Non-controlling interest.
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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at a servicing fee rate between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. For certain of our joint ventures, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at December 31, 2019 and 2018, and the securitization cutoff date:
The accompanying notes are an integral part of the consolidated financial statements.

	Balances at December 31, 2019				Balances at December 31, 2018				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2016-C	$—	$—		—%	$102,563	$69,692		147%	$157,808		$102,575
2017-A	—	—		—%	157,033	102,755		153%	216,413		140,669
2017-B	121,909	84,624		144%	132,902	99,857		133%	165,850		115,846
2017-C	137,369	94,126		146%	146,938	109,616		134%	185,942		130,159
2017-D	148,119	60,934	(1)	243%	163,791	69,528	(1)	236%	203,870	(2)	88,903
2018-C	179,303	146,925	(3)	122%	194,606	165,051	(3)	118%	222,181	(4)	167,910
2019-D	165,963	146,383		113%	—	—		—%	193,301		156,670
2019-F	155,899	126,723		123%	—	—		—%	170,876		127,673
	$908,562	$659,715	(5)	138%	$897,833	$616,499	(5)	146%	$1,516,241		$1,030,405

(1)The gross amount of senior bonds at December 31, 2019 and December 31, 2018 were $121.9 million and $139.0 million, however, only $60.9 million and $69.5 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(2)Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(3)2018-C contains notes held by third party institutional investors for senior bonds and class B bonds. The gross amount of senior and class B bonds at December 31, 2019 were $148.5 million and $15.9 million, however, only $141.0 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively. The gross amount of the senior and class B bonds at December 31, 2018 were $167.5 million and $15.9 million, however, only $159.2 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(4)Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(5)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $7.0 million and $6.3 million as of December 31, 2019 and December 31, 2018, respectively.

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

The accompanying notes are an integral part of the consolidated financial statements.

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

The conversion rate as of December 31, 2019 equals 1.6694 shares of the Company's common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $14.98 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of December 31, 2019, the amount by which the if-converted value falls short of the principal value for the entire series is $1.4 million.

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

As of December 31, 2019 and December 31, 2018, the notes' UPB was $123.9 million, and discount and deferred expenses were $5.1 million and $6.3 million. Interest expense of $10.2 million and $8.8 million, respectively, was recognized during the year ended December 31, 2019 and December 31, 2018 which includes $1.3 million and $0.9 million, respectively, of amortization of discount and deferred expenses. The discount will be amortized through April 30, 2023, the date at which the notes can be converted. The effective interest rate of the notes at December 31, 2019 and December 31, 2018 was 8.94% and 8.70%, respectively.

Note 10 — Related Party Transactions
The Company’s consolidated Statements of Income included the following significant related party transactions ($ in thousands):

			For the year ended December 31, 2019
Transaction	Consolidated Statement of Income location	Counterparty	Amount
Interest income	Interest income	Various non-consolidated joint ventures	$13,081
Loan servicing fees	Related party expense - loan servicing fees	Gregory	$9,133
Management fee	Related party expense - management fee	Thetis	$7,356
Income from equity investment	Income from investments in affiliates	Thetis	$928
Income from equity investment	Income from investments in affiliates	Great Ajax FS	$179

			For the year ended December 31, 2018
Transaction	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense - loan servicing fees	Gregory	$10,148
Management fee	Related party expense - management fee	Thetis	$6,025
Interest income	Interest income	Various securitization trusts	$1,967
Income from equity investment	Income from investments in affiliates	Thetis	$436
The accompanying notes are an integral part of the consolidated financial statements.

Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	$99
Income from equity investment	Income from investments in affiliates	Great Ajax FS	$90
Expense reimbursements	Other fees and expenses	Gregory	$40

			For the year ended December 31, 2017
Transaction	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$8,245
Management fee	Related party expense – management fee	Thetis	$5,340
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	$101
Expense reimbursements	Other fees and expenses	Gregory	$80
Expense reimbursements	Other fees and expenses	Thetis	$4

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of December 31, 2019
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$17,013
Management fee payable	Management fee payable	Thetis	$1,634
Expense reimbursements receivable	Prepaid expenses and other assets	Gregory	$687
Advances to Servicer	Prepaid expenses and other assets	Gregory	$585
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$241
Expense reimbursements receivable	Prepaid expenses and other assets	Thetis	$87
Expense reimbursements	Accrued expenses and other liabilities	Gaea	$68
Expense reimbursements	Accrued expenses and other liabilities	Various non-consolidated joint ventures	$10

			As of December 31, 2018
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivable from Servicer	Receivable from Servicer	Gregory	$14,587
Management fee payable	Management fee payable	Thetis	$881
Expense reimbursements	Accrued expenses and other liabilities	Thetis	$16
Expense reimbursements receivable	Prepaid expenses and other assets	Gregory	$11
Expense reimbursements receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$4

In October 2016, the Company purchased subordinate debt securities for $6.3 million from Oileus Residential Loan Trust, a related party trust. These securities were sold during the fourth quarter of 2018 for a gain of $0.2 million.

The accompanying notes are an integral part of the consolidated financial statements.

In September and October 2018, the Company purchased mortgage loans from two related party trusts which were incorporated into its 2018-C securitization, with UPB of $52.8 million and $50.1 million, respectively, acquired for $47.4 million and $45.1 million, respectively.

During 2019 and 2018, the Company acquired $187.8 million and $175.3 million, respectively, in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual balance of the trust after the outstanding debt obligations have been settled.  In certain transactions, the joint venture also issued subordinate notes.  In 2019 the Company acquired $139.6 million in senior notes and $16.8 million in subordinate notes. In 2018 the Company acquired $144.1 million in senior notes and $9.4 million in subordinate notes. The notes are accounted for as debt securities carried at fair value.  As of December 31, 2019 and December 31, 2018, the Notes were carried on the Company’s consolidated Balance Sheet at a fair value of $231.7 million and $146.8 million, respectively.

During the second quarter of 2019, the Company sold $176.9 million of mortgage loans to Ajax Mortgage Loan Trust 2019-C ("2019-C") a joint venture with third party institutional accredited investors, and retained 34% or $8.0 million of the trust certificates and $12.1 million in debt securities. The Company recorded a $7.0 million gain on the sale. The acquired securities are included in the notes and beneficial interests of $187.8 million discussed in the previous paragraph.

In June 2019 the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the purchase of real estate from certain of the company's joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At December 31, 2019, the Company had advanced $0.6 million to the Servicer. Interest on the arrangement accrues at 7.2% annually.

The Company also acquired $31.4 million and $21.8 million in beneficial interests issued by joint ventures in 2019 and 2018, respectively.  As of December 31, 2019 and December 31, 2018, the Investments in Beneficial Interests were carried on the Company's consolidated Balance Sheet at $58.0 million and $22.1 million, respectively.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which through the end of 2018, was calculated as 20% of the amount by which total dividends on common stock and distributions on OP units exceeded 8% of book value on a per share basis. The Company’s Board of Directors approved the Second Amended and Restated Management Agreement (“the Amendment”) with the Manager, effective as of March 5, 2019, wherein the incentive fee was restructured into both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock, its distributions on its externally-held operating partnership units and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock and distributions on its externally-held operating partnership units within the applicable
The accompanying notes are an integral part of the consolidated financial statements.

calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee will be payable in shares of the Company’s common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company’s common stock and 80% of the remaining incentive fee is payable in cash. For the year ended December 31, 2019, 2018 and 2017 the Company recorded an expense of $0.7 million, $0.1 million and $0, respectively, for an incentive fee payable to the Manager.

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

Servicing fees range from 0.65% to 1.25% annually of current UPB (or the fair market value or purchase price of REO), and are paid monthly. For certain of the Company’s securitization trusts, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The servicing fee is based upon the status of the loan at acquisition. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

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
The accompanying notes are an integral part of the consolidated financial statements.

limited to, the right to use “Great Ajax” in its name will terminate. Aspen also granted to the Manager a substantially identical non-exclusive, non-transferable, non-sublicensable, royalty-free license use of the name “Thetis.”

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company pays a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the year ended December 31, 2019 of $6.7 million, of which the Company recorded $2.5 million in expense, payable in 175,211 shares of its common stock. The Company also recorded an incentive fee of $0.7 million, of which $0.1 million is payable in 9,470 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions. See Note 10 — Related party transactions.

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

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts):

Stock-based Management Fees and Director Fees

	For the year ended December 31,
	2019		2018		2017
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	184,681	$2,600	200,405	$2,813	150,652	$2,335
Independent director fees	10,948	158	9,628	150	9,708	150
Total	195,629	$2,758	210,033	$2,963	160,360	$2,485

(1)All management fees and independent director fees are fully expensed in the period in which the underlying expense is incurred.

Restricted Stock

Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period upon initial appointment to the Company’s Board. On August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2017 by forfeitures of 4,000 shares, in 2018 by forfeitures of 2,666 shares and in 2019 by forfeitures of 1,667 shares. On July 24, 2017, the Company granted 39,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2019 by forfeitures of 333 shares. On July 31, 2018, the Company granted 36,500 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2019 by forfeitures of 2,500 shares. On August 1, 2019, the Company granted 79,000 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

In the first quarter of 2018, the Company’s Board of Directors approved a grant of 3,000 shares of stock to each independent director, with subsequent issuance in the second quarter of 2018. Half of the shares vested immediately upon issuance and the other half were subject to a one-year vesting period.

The accompanying notes are an integral part of the consolidated financial statements.

The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except per share amounts):

	Total Grants		Activity		Non-vested shares at December 31, 2019		Fully-vested shares at December 31, 2019
Year ended December 31, 2019	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Per share grant date fair value
Directors’ Grants 2018(1)	12,000	$162	—	$—	—	$13.48	12,000	$13.48
Employee and Service Provider Grant 2016(2,6)	144,667	1,953	—	367	—	13.50	144,667	13.50
Employee and Service Provider Grant 2017(3,7)	38,667	539	—	170	12,667	13.95	26,000	13.95
Employee and Service Provider Grant 2018(4,8)	34,000	462	—	149	22,667	13.58	11,333	13.58
Employee and Service Provider Grant 2019(5)	79,000	1,101	79,000	153	79,000	13.94	—	—
Totals	308,334	$4,217	79,000	$839	114,334	$13.87	194,000	$13.56

(1)Half of the 12,000 shares granted vest immediately while the remaining shares vest ratably over a one-year from grant date. Grant is fully vested at December 31, 2019.
(2)Vesting is ratable over three-year period from grant date. Grant is fully vested at December 31, 2019.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2019 is 0.6 years.
(4)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2019 is 1.6 years.
(5)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2019 is 2.6 years.
(6)Total is shown net of 2017 forfeitures of 4,000 shares, 2018 forfeitures of 2,666 shares and 2019 forfeitures of 1,667 shares.
(7)Total is shown net of 2019 forfeitures of 333 shares.
(8)Total is shown net of 2019 forfeitures of 2,500 shares.

	Total Grants		Activity		Non-vested shares at December 31, 2018		Fully-vested shares at December 31, 2018
Year ended December 31, 2018	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Per share grant date fair value
Directors’ Grants(1)	12,000	$162	12,000	$148	6,000	$13.48	6,000	$13.48
Employee and Service Provider Grant 2016(2,5)	146,334	1,976	—	629	47,889	13.50	98,445	13.50
Employee and Service Provider Grant 2017(3)	39,000	544	—	180	26,000	13.95	13,000	13.95
Employee and Service Provider Grant 2018(4)	36,500	496	36,500	69	36,500	13.58	—	—
Totals	233,834	$3,178	48,500	$1,026	116,389	$13.62	117,445	$13.55

The accompanying notes are an integral part of the consolidated financial statements.

(1)Half of the 12,000 shares granted vest immediately while the remaining shares vest ratably over one-year from grant date. Weighted average remaining life of unvested shares at December 31, 2018 is 0.2 years.
(2)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2018 is 0.6 years.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2018 is 1.6 years.
(4)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2018 is 2.6 years.
(5) Total is shown net of 2017 forfeitures of 4,000 shares and 2018 forfeitures of 2,666 shares.

	Total Grants		Activity		Non-vested shares at December 31, 2017		Fully-vested shares at December 31, 2017
Year ended December 31, 2017	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the year	Shares	Per share grant fair value	Shares	Weighted average grant date fair value
Directors’ Grants(1)	10,000	$146	—	$14	—	$—	10,000	$14.61
Employee and Service Provider Grant 2016(2,4)	149,000	2,027	—	675	99,333	13.50	49,667	13.50
Employee and Service Provider Grant 2017(3)	39,000	542	39,000	76	39,000	13.95	—	—
Totals	198,000	$2,715	39,000	$765	138,333	$13.83	59,667	$13.69

(1)Vesting period is one-year from grant date. Grant is fully vested at December 31, 2017.
(2)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2017 is 1.6 years
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at December 31, 2017 is 2.6 years.
(4)Total is shown net of 2017 forfeitures of 4,000 shares.

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

For the year ended December 31, 2019, the Company’s consolidated taxable income was $23.3 million; and provisions for income taxes of $0.1 million. For the year ended December 31, 2018, the Company’s consolidated Taxable Income was $24.1 million; and provisions for income taxes of $0.1 million. For the year ended December 31, 2017, the Company’s taxable income was $18.0 million; and provisions for income taxes of $0.1 million. The Company recognized no deferred income tax assets or liabilities on its consolidated Balance Sheets at December 31, 2019 or 2018. The Company also recorded no interest or penalties for the years ended December 31, 2019, 2018 and 2017.

The accompanying notes are an integral part of the consolidated financial statements.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	For the year ended December 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$34,705	19,710,482
Allocation of earnings to participating restricted shares	(336)	—
Consolidated net income attributable to unrestricted common stockholders	$34,369	19,710,482	$1.74
Effect of dilutive securities(1)
Operating Partnership units	346	241,093
Interest expense (add back) and assumed conversion of shares from convertible senior notes	10,200	8,221,642
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$44,915	28,173,217	$1.59

(1)The effect of the restricted stock grants and Manager and director fee shares on the Company's Diluted EPS calculation for 2019 would have been anti-dilutive, accordingly the effect of these securities have been removed from the Diluted EPS calculation for the year ended December 31, 2019.

	For the year ended December 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$28,340	18,642,526
Allocation of earnings to participating restricted shares	(307)	—
Consolidated net income attributable to unrestricted common stockholders	$28,033	18,642,526	$1.50
Effect of dilutive securities(1)
Interest expense (add back) and assumed conversion of shares from convertible senior notes	8,786	7,188,020
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$36,819	25,830,546	$1.43
(1)

(1)The effect of operating partnership units, restricted stock grants and Manager and director fee shares on the Company's Diluted EPS calculation for 2018 would have been anti-dilutive, accordingly the effect of these securities have been removed from the Diluted EPS calculation for the year ended December 31, 2018.
The accompanying notes are an integral part of the consolidated financial statements.

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

Note 14 — Equity

Common stock

As of December 31, 2019 and 2018, the Company had 22,142,143 and 18,909,874 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each year end.

Preferred stock

The Company had no shares of preferred stock outstanding at December 31, 2019 or 2018. There were 25,000,000 shares authorized at each year end.

Treasury stock

As of December 31, 2019 the Company held 33,248 shares of treasury stock received through distributions of the Company's shares previously held by its Manager. The Company held 20,277 treasury stock at December 31, 2018.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the years ended December 31, 2019 and 2018, 20,107 and 14,953 shares, respectively, were issued under the plan for total proceeds of approximately $0.3 million and $0.2 million, respectively.

At-the-Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2019, 2,278,518 shares of common stock have been sold under the At-the-Market program for total proceeds of approximately $34.3 million. During the year ended December 31, 2018, no shares were sold under the at-the-market program.

Accumulated Other Comprehensive Income (Loss)

The Company recognizes temporary holding gains or losses on its investment in debt securities as components of Other comprehensive income (loss). Accumulated other comprehensive income (loss) at December 31, 2019, 2018 and 2017 was as follows ($ in thousands):

The accompanying notes are an integral part of the consolidated financial statements.

	For the year ended December 31,
	2019	2018	2017
Investment in securities:
Unrealized gains	$1,643	$250	$9
Unrealized losses	(366)	(825)	(242)
Income tax related to items of other comprehensive income	—	—	—
Accumulated other comprehensive income/(loss)	$1,277	$(575)	$(233)

Non-controlling Interest

At December 31, 2019, the Company's Operating Partnership was 100% owned by the Company. However, at December 31, 2018, the Operating Partnership was majority-owned by the Company, with 624,106 partnership units held by an unaffiliated third party. The OP units were exchangeable on a 1-for-1 basis with shares of the Company's common stock. During the Company's second quarter of 2019, all of the outstanding OP units held by the unaffiliated holder were exchanged for shares of the Company's common stock, resulting in a reclassification within the Company's Consolidated Statement of Changes in Equity of $10.8 million from non-controlling interest to the Additional Paid-in Capital and Common Stock accounts. The Company consolidates the assets, liabilities, revenues and expenses of the Operating Partnership.

At December 31, 2019, the Company had non-controlling interests attributable to ownership interests by three legal entities.

During the year ended December 31, 2017, the Company established AS Ajax E II LLC, to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of December 31, 2019 the Company has retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.

During the year ended December 31, 2017, the Company established 2017-D, a securitization trust, which is 50.0% held by an accredited institutional investor. As of December 31, 2019 the Company has retained 50.0% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

During the year ended December 31, 2018, the Company established 2018-C, a securitization trust, which is 37.0% held by an accredited institutional investor. As of December 31, 2019 the Company has retained 63.0% of 2018-C and consolidates the assets, liabilities, revenues and expenses of the trust.

During the year ended December 31, 2018, the Company established BFLD, to purchase and hold REO property. BFLD was 10.0% held by a third party and 90.0% retained by the Company through its Gaea subsidiary. During the year ended December 31, 2019, the Company also established DG Brooklyn Holdings, to purchase and hold REO property. DG Brooklyn Holdings was 5.0% held by a third party and 95.0% owned by the Company through Gaea. On November 22, 2019, the Company undertook a private capital raise transaction for Gaea which resulted in the Company's deconsolidation of Gaea. As a result, the Company did not consolidate either BFLD or DG Brooklyn Holdings at December 31, 2019. At December 31, 2019, the Company had a 23.2% interest in Gaea which was accounted for under the equity method.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers to or from non-controlling interest ($ in thousands):

	For the year ended December 31,
	2019	2018	2017
Increase from establishment of 2017-D	$—	$—	$13,793
Increase from establishment of AS Ajax E II	—	—	2,397
Increase from establishment of 2018-C	—	6,685	—
Increase from establishment of BFLD	—	24	—
Decrease from redemption of OP units by third party investor	(10,816)	—	—
Decrease due to deconsolidation of Gaea	(22)	—	—
Change in non-controlling interest	$(10,838)	$6,709	$16,190

The accompanying notes are an integral part of the consolidated financial statements.

Note 15 — Quarterly Financial Information (unaudited):

The following table sets forth our quarterly financial information ($ in thousands):

For the year ended December 31, 2019	First quarter	Second quarter	Third quarter	Fourth quarter
Total income	$15,184	$20,703	$15,316	$13,716
Income before provision for income tax	$8,192	$13,664	$8,250	$7,107
Net income attributable to common stockholders	$7,330	$13,027	$7,691	$6,657
Basic earnings common share	$0.39	$0.67	$0.39	$0.31
Diluted earnings per common share	$0.36	$0.56	$0.36	$0.31

For the year ended December 31, 2018	First quarter	Second quarter	Third quarter	Fourth quarter
Total income	$14,743	$14,777	$14,750	$13,894
Income before provision for income tax	$8,338	$8,215	$7,579	$7,269
Net income attributable to common stockholders	$7,665	$7,521	$6,558	$6,596
Basic earnings common share	$0.41	$0.40	$0.35	$0.35
Diluted earnings per common share	$0.38	$0.37	$0.34	$0.34

Note 16 — Subsequent Events

Loan Acquisitions

Since year end, the Company acquired 27 residential RPLs with aggregate UPB of $2.2 million in two transactions from two sellers for its own account. The RPLs were acquired at 63.8% of UPB and 37.7% of the estimated market value of the underlying collateral of $3.7 million.

Also expected to close in the first quarter of 2020 are acquisitions that went under contract in February and March, 2020 of 1,943 RPLs for an aggregate purchase price of $309.3 million million, 334 NPLS, for an aggregate purchase price of $81.5 million, and the acquisition of two SBCs for a purchase price of $3.2 million. The purchase price of the RPLs equals 91.5% of UPB and 66.0% of the estimated market value of the underlying collateral of $469.0 million. The purchase price of the NPLs equals 77% of UPB and 60.5% of the underlying collateral of $134.6 million. The purchase price of the SBCs equals 100% of UPB and 52.4% of the underlying collateral of $6.2 million. The majority of these loans is expected to be acquired through joint ventures with institutional investors.

Dividend Declaration

On February 25, 2020, the Company’s Board of Directors declared a dividend of $0.32 per share, to be paid on March 27, 2020 to stockholders of record as of March 17, 2020.

Stock buyback

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

The accompanying notes are an integral part of the consolidated financial statements.

Schedule IV
Mortgage loans on real estate
December 31, 2019
($ in thousands)

Description (face value of loan)	Loan Count	Interest rate	Maturity	Carrying amount of mortgages(1)	Principal amount subject to delinquent principal and interest	Amount of balloon payments at maturity
$0 – 49,999	598	0.00% - 15.00%	08/13/2008 – 09/01/2058	$16,516	$8,438	$1,452
$50,000 – 99,999	1,185	0.00% - 12.95%	09/01/2009 – 09/01/2059	84,471	40,491	6,359
$100,000 – 149,999	1,294	0.00% - 13.34%	08/01/2019 – 08/01/2065	147,677	75,703	10,714
$150,000 – 199,999	889	2.00% - 12.50%	11/01/2019 –08/01/2065	139,959	69,309	9,425
$200,000 – 249,999	584	1.99% - 10.93%	10/01/2019 – 07/01/2064	118,735	59,263	11,657
$250,000+	1,634	0.00% - 19.00%	09/06/2016 –05/01/2066	644,111	279,616	109,280
Total	6,184			$1,151,469	$532,820	$148,887

(1)The aggregate cost for federal income tax purposes is $1,067.3 million as of December 31, 2019.

The following table sets forth the activity in our mortgage loans ($ in thousands):

Mortgage loans	January 1, 2019 through December 31, 2019
Beginning carrying value	$1,310,873
RPL, NPL and SBC pool portfolio acquisitions, net cost basis	110,146
SBC non-pooled portfolio acquisitions, net cost basis	19,040
Draws on SBC loans	912
Accretion recognized	96,064
Payments received, net	(191,647)
Reclassifications to REO	(12,104)
Sale of mortgage loans	(180,992)
Provision for loan losses	(803)
Other	(20)
Ending carrying value	$1,151,469