Form 10-Q
period 2020-03-31
Great Ajax Corp.
filed 2020-05-06
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

As of May 4, 2020, 22,921,935 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$31,179	$64,343
Cash held in trust	19	20
Mortgage loans, net(1,2)	1,098,629	1,151,469
Property held-for-sale, net(3)	10,905	13,537
Rental property, net	1,345	1,534
Investments at fair value(4)	247,372	231,685
Investments in beneficial interests(5)	64,703	57,954
Receivable from servicer	17,322	17,013
Investments in affiliates	28,028	29,649
Prepaid expenses and other assets	38,345	9,637
Total assets	$1,537,847	$1,576,841
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,6)	$630,938	$652,747
Borrowings under repurchase transactions	431,091	414,114
Convertible senior notes, net(6)	111,420	118,784
Management fee payable	1,795	1,634
Accrued expenses and other liabilities	5,329	5,478
Total liabilities	1,180,573	1,192,757
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.01 par value; 125,000,000 shares authorized, 22,921,935 shares at March 31, 2020 and 22,142,143 shares at December 31, 2019 issued and outstanding	230	222
Additional paid-in capital	316,762	309,395
Treasury stock	(514)	(458)
Retained earnings	42,749	49,446
Accumulated other comprehensive gain/(loss)	(27,167)	1,277
Equity attributable to stockholders	332,060	359,882
Non-controlling interests(7)	25,214	24,202
Total equity	357,274	384,084
Total liabilities and equity	$1,537,847	$1,576,841

(1)Mortgage loans net include $888.2 million and $908.6 million of loans at March 31, 2020 and December 31, 2019, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans, net include $16.1 million and $2.0 million of allowance for loan credit losses at March 31, 2020 and December 31, 2019, respectively.
(2)As of March 31, 2020, balances for Mortgage loans, net includes $316.5 million and Secured borrowings, net of deferred costs includes $271.6 million from the 50% and 63% owned joint ventures, respectively. As of December 31, 2019, balances for Mortgage loans, net include $341.8 million and
The accompanying notes are an integral part of the consolidated financial statements.

Secured borrowings, net of deferred costs includes $284.8 million from a 50% and 63% owned joint ventures, all of which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP").
(3)Property held-for-sale, net, includes valuation allowances of $2.3 million and $1.8 million at March 31, 2020 and December 31, 2019, respectively.
(4)As of March 31, 2020 and December 31, 2019 Investments at fair value include amortized cost basis of $274.5 million and $230.4 million, respectively, and unrealized losses of $27.2 million and unrealized gains of $1.3 million, respectively.
(5)Investments in beneficial interests includes allowance for credit losses of $7.2 million at March 31, 2020. No allowance for credit losses were recorded as of December 31, 2019.
(6)Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.
(7)As of March 31, 2020 and December 31, 2019 non-controlling interests includes $23.4 million and $22.4 million, respectively, from the 50% and 63% owned joint ventures, which the Company consolidates under U.S. GAAP.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
($ in thousands except per share data)	March 31, 2020	March 31, 2019
INCOME
Interest income	$27,286	$29,452
Interest expense	(13,070)	(15,685)
Net interest income	14,216	13,767
Provision for credit losses	(5,109)	(154)
Net interest income after provision for credit losses	9,107	13,613
Income/(Loss) from investments in affiliates	(1,112)	461
Loss on sale of mortgage loans	(705)	—
Other income	747	1,110
Total income	8,037	15,184
EXPENSE
Related party expense – loan servicing fees	2,014	2,506
Related party expense – management fee	1,799	1,688
Loan transaction expense	(103)	69
Professional fees	805	862
Real estate operating expenses	912	786
Other expense	1,025	1,081
Total expense	6,452	6,992
Loss on debt extinguishment	408	—
Income before provision for income taxes	1,177	8,192
Provision for income taxes (benefit)	(319)	71
Consolidated net income	1,496	8,121
Less: consolidated net income attributable to the non-controlling interest	1,096	791
Consolidated net income attributable to common stockholders	$400	$7,330
Basic earnings per common share	$0.02	$0.39
Diluted earnings per common share	$0.02	$0.36
Weighted average shares – basic	22,070,354	18,811,713
Weighted average shares – diluted	22,189,984	27,829,448

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands)	2020	2019
Consolidated net income attributable to common stockholders	$400	$7,330
Other comprehensive (loss)/income:
Net unrealized (loss)/gain on investments in available-for-sale debt securities	(28,444)	397
Income tax expense related to items of other comprehensive income	—	—
Comprehensive (loss)/income	$(28,044)	$7,727

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
($ in thousands)	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,496	$8,121
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	214	1,029
Non-cash interest income accretion	(9,450)	(10,891)
Discount accretion on investment in debt securities and beneficial interests	(2,794)	(1,155)
Loss on sale of mortgage loans	705	—
Loss on debt extinguishment	408	—
Gain on sale of property held-for-sale	(286)	(103)
Gain on sale of securities	—	(8)
Depreciation of property	8	106
Impairment of real estate owned	897	475
Provision for credit losses on mortgage loans	2,122	154
Provision for credit losses on beneficial interests	2,987	—
Amortization of debt discount and prepaid financing costs	1,316	1,281
Undistributed loss/(income) from investment in affiliates	1,112	(461)
Net change in operating assets and liabilities
Prepaid expenses and other assets	(28,878)	(798)
Receivable from servicer	(278)	(4,160)
Accrued expenses, management fee payable, and other liabilities	12	1,366
Net cash from operating activities	(30,409)	(5,044)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loan pools and related balances	(185)	(7,205)
Acquisition of commercial loans	(1,206)	(17,793)
Principal paydowns on mortgage loans	34,597	28,765
Principal paydowns on debt securities held as investments	10,233	11,941
Proceeds from sale of mortgage loans	25,412	—
Purchase of securities	(61,306)	(64,014)
Proceeds from sale of securities	—	39,635
Purchase of rental property	—	(2,300)
Proceeds from sale of property held-for-sale	3,017	5,131
Renovations of rental property	—	77
Distribution from affiliates	453	170
Net cash from investing activities	11,015	(5,593)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	72,417	67,463
Repayments on repurchase transactions	(55,440)	(45,483)
Repayments on secured borrowings	(22,599)	(17,837)
Deferred financing costs	(34)	—
Repurchase of senior convertible notes	(8,176)	—
Sale of common stock pursuant to dividend reinvestment plan	—	72
Distribution to non-controlling interests	(84)	(162)

The accompanying notes are an integral part of the consolidated interim financial statements.

Issuance of stock from subsidiary	145	—
Dividends paid on common stock	—	(7,021)
Net cash from financing activities	(13,771)	(2,968)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	(33,165)	(13,605)
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	64,363	55,170
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$31,198	$41,565
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$11,249	$15,469
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available for sale securities, net of non-controlling interest and tax	$28,444	$397
Issuance of common stock for dividends paid	$7,097	$—
Net transfer of loans to rental property or property held-for-sale	$814	$4,171
Issuance of common stock for management fee and compensation expense	$214	$1,029
Treasury stock received through distributions from investment in Manager	$56	$40
Non-cash adjustments to basis in mortgage loans	$31	$5

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows as of March 31, 2020 and March 31, 2019 ($ in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$31,179	$41,542
Cash held in trust	19	23
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$31,198	$41,565

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	18,909,874	$189	$(270)	$260,427	$41,063	$(575)	$300,834	$33,445	$334,279
Net income	—	—	—	—	7,330	—	7,330	791	8,121
Issuance of shares under dividend reinvestment plan	5,321	—	—	72	—	—	72	—	72
Stock-based management fee expense	52,556	1	—	727	—	—	728	—	728
Stock-based compensation expense	2,424	—	—	301	—	—	301	—	301
Dividends declared ($0.32 per share) and distributions	—	—	—	—	(7,021)	—	(7,021)	(162)	(7,183)
Other comprehensive income	—	—	—	—	—	397	397	—	397
Treasury stock	(2,952)	—	(40)	—	—	—	(40)	—	(40)
Balance at Balance at March 31, 2019	18,967,223	$190	$(310)	$261,527	$41,372	$(178)	$302,601	$34,074	$336,675

Balance at December 31, 2019	22,142,143	$222	$(458)	$309,395	$49,446	$1,277	$359,882	$24,202	$384,084
Net income	—	—	—	—	400	—	400	1,096	1,496
Issuance of shares of subsidiary	—	—	—	145	—	—	145	—	145
Stock-based compensation expense	2,600	—	—	214	—	—	214	—	214
Dividends declared ($0.32 per share) and distributions	781,222	8	—	7,089	(7,097)	—	—	(84)	(84)
Convertible senior notes repurchase	—	—	—	(81)	—	—	(81)	—	(81)
Other comprehensive income	—	—	—	—	—	(28,444)	(28,444)	—	(28,444)
Treasury stock	(4,030)	—	(56)	—	—	—	(56)	—	(56)
Balance at March 31, 2020	22,921,935	$230	$(514)	$316,762	$42,749	$(27,167)	$332,060	$25,214	$357,274

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The Company also acquires and originates small balance commercial loans (“SBC loans”). The SBC loans that the Company intends to opportunistically target, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company invests in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has also targeted investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly-owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS LLC ("GA-TRS") is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Parent of the Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and the Company has determined that it is the primary beneficiary of many of these VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate Corp. is a wholly-owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate Corp. as a TRS under the Code.

The Operating Partnership, through interests in certain entities, holds 99.8% of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company has securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE and the Company has determined that it is the primary beneficiary of this VIE.

In 2018, the Company formed Gaea Real Estate Corp. ("Gaea"), a wholly-owned subsidiary of the Operating partnership to hold investments in multi-family, mixed use commercial real estate. The Company had elected to treat Gaea as a TRS under the Code. Also during 2018, the Company formed Gaea Real Estate Operating Partnership LP, a wholly-owned subsidiary of Gaea, to hold investments in commercial real estate assets. The Company also formed BLFD Holding LLC ("BFLD"), Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, the Company formed DG Brooklyn Holdings, LLC ("DG Brooklyn Holdings") also as a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties.
The accompanying notes are an integral part of the consolidated interim financial statements.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. Prior to the date of the capital raise, the Company consolidated Gaea's results and balances. From the date of the capital raise forward, the Company accounts for its investment in Gaea under the equity method.

Basis of Presentation and Use of Estimates

The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the period ended December 31, 2019, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 4, 2020.

Interim financial statements are unaudited and prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020. The consolidated interim financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements.

The Company consolidates the results and balances of four subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trusts 2017-D ("2017-D") and Ajax Mortgage Loan Trusts 2018-C (“2018-C”) are securitization trusts that hold mortgage loans, REO property and secured debt; 2017-D is 50.0% owned by the Company, and 2018-C is 63.0% owned by the Company. Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings and is 99.8% owned by the Company. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries.

At inception, the Operating Partnership was a majority owned partnership that had a non-controlling ownership interest held by an unaffiliated third party included in non-controlling interests on the Company’s consolidated balance sheet. At December 31, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by the unaffiliated holder. The OP units were exchangeable on a 1-for-1 basis with shares of the Company’s common stock. During the second quarter of 2019, all 624,106 OP units held by the unaffiliated holder were exchanged for shares of the Company’s common stock. As a result, at March 31, 2020, the Operating Partnership was 100% owned by the Company. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2 — Summary of Significant Accounting Policies

Mortgage loans

Loans acquired with deterioration in credit quality

As of their acquisition date the loans acquired by the Company have generally suffered some credit deterioration subsequent to origination. As a result, prior to the adoption of ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL, on January 1, 2020, the Company was required to account for the mortgage loans pursuant to ASC 310-30, Accounting for Loans with Deterioration in Credit Quality. Under both standards, the Company’s recognition of interest income for loans with deteriorated credit quality ("PCD loans") is based upon its having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses expected cash flows to apply the effective interest method of income recognition.

Under both CECL and ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. However, CECL allows more flexibility to the Company to adjust its loan pools as the underlying risk factors change over time. Under ASC 310-30, RPLs were determined by the Company to have common risk characteristics and were accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, NPLs were determined to have common risk characteristics and were accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. The result was generally two additional pools (RPLs and NPLs) each quarter. Under CECL, the Company has re-aggregated its loan pools around similar risk factors, while eliminating the previous distinction for the quarter in which loans were acquired. This resulted in a reduction of the number of loan pools to four, each of which is oriented around similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as Interest income in the period the loan pays in full.

The Company’s accounting for PCD loans gives rise to an accretable yield and an allowance for credit losses. Under CECL, upon the acquisition of PCD loans the Company records the acquisition as three separate elements for 1) the amount of purchase discount which the Company expects to recover through eventual repayment by the borrower, 2) an allowance for future expected credit loss and 3) the UPB of the loan. The purchase price discount which the Company expects at the time of acquisition to collect over the life of the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as Interest income on a prospective level yield basis over the life of the pool. The Company’s expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, any prior allowance is reversed to the extent of the increase and the expected yield to maturity is adjusted on a prospective basis. The allowance for credit losses is increased when the Company estimates it will not collect all amounts previously estimated to be collectible, and reduced when the underlying asset has been liquidated and all expected underlying cash flows have been realized. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the loan pools as well as other factors, such as the fair value of the underlying collateral. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

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

Loans acquired or originated that have not experienced a deterioration in credit quality

While the Company generally acquires loans that have experienced deterioration in credit quality, it also acquires loans that have not experienced a deterioration in credit quality and originates SBC loans.

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

If necessary, an allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is the difference between the present value of the expected future cash flows from the loan and the contractual balance due.

Investments at Fair Value

The Company’s Investments at Fair Value as of March 31, 2020 and December 31, 2019 consist of investments in senior and subordinate notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive income. The Company marks its investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of income. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

The Company’s Investments in beneficial interests as of March 31, 2020 and December 31, 2019 consist of investments in the trust certificates issued by joint ventures which the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate the investment. The Company adopted CECL with respect to its Investment in beneficial interests on January 1, 2020. The methodology is similar to that described in "Mortgage Loans" except that the Company only recognizes its ratable share of gain, loss, income or expense.

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

Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be reclassified as held-for-sale. Property that arose through conversions of mortgage loans in the Company's portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property or the borrower surrenders the deed in lieu of foreclosure is generally held for investment as rental property if the cash flows from use as a rental exceed the present value of expected cash flows from a sale. The Company also acquires rental properties through direct purchases of properties for its rental portfolio. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of 27.5 years. The Company performs an impairment analysis for rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

Convertible Senior Notes

On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its convertible senior notes (the “notes”) due 2024, with follow-on offerings of an additional $20.5 million and $15.9 million, respectively, in aggregate principal amount completed on August 18, 2017 and November 19, 2018, respectively, which, combined with the notes from the April offering form a single series of fungible securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.  The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed.  During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.7279 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

Coupon interest on the notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated balance sheets as a deduction from the notes, and are amortized to interest expense on an effective yield basis through April 30, 2023, the date at which the notes can be converted. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. A cumulative discount at issuance of $3.2 million, representing the fair value of the embedded conversion feature, was recorded to stockholder equity, which was reduced during the quarter ended March 31, 2020 by $0.1 million from the repurchase of notes by the Company. No sinking fund has been established for redemption of the principal.

During the first quarter of 2020, the Company completed a series of convertible note repurchases for an aggregate principal amount of $8.0 million and total purchase of $8.2 million. The carrying amount of the equity component reversed from Additional paid-in Capital due to the March 2020 transaction was $0.1 million.

Management Fee and Expense Reimbursement

The Company is a party to the Third Amended and Restated Management Agreement with the Manager (the "Management Agreement") by and between the Company and the Manager, dated as of May 1, 2020, which has a 15-year term expiring on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

Under the Management Agreement, the Company pays a quarterly base management fee based on its stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, and may be required to pay a quarterly incentive management fee based on its cash distributions to its stockholders, and has the option to pay up to 100% of the base and incentive fees in cash rather than in half cash and half shares of its common stock. Management fees are expensed in the quarter incurred and the portion payable in common stock (if any) is included in stockholders’ equity at quarter end. See Note 10 — Related party transactions.

Servicing Fees

The Company is also a party to a Servicing Agreement (the "Servicing Agreement"), expiring July 8, 2029, with the Servicer. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives an annual servicing fee ranging from 0.65% annually of the unpaid principal balance (“UPB”) to 1.25% annually of UPB for loans that are on-performing at acquisition. For certain of the Company's joint ventures, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. The fees do not change if a RPL becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s
The accompanying notes are an integral part of the consolidated interim financial statements.

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

Stock-based Payments

At least a portion of the management fee is payable in cash, and a portion of the management fee may be payable (at the Company's discretion) in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). The number of shares issued to the Manager (if any) are determined based on the higher of the most recently reported book value or the average of the closing prices of the Company's common stock on the New York Stock Exchange ("NYSE") on the five business days after the date on which the most recent regular quarterly dividend to holders of the common stock is paid. Any management fees paid in common stock are recognized as an expense in the quarter incurred and recorded in stockholders' equity at quarter end. The shares vest immediately upon issuance. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received.

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

On June 7, 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible senior notes, including OP Units and any LTIP Units, into shares of common stock). Grants of restricted stock under the 2016 Plan use grant date fair value of the stock as the basis for measuring the cost of the grant. The cost of grants of restricted stock to employees of the Company’s affiliates is based on the grant date fair value of the stock. Forfeitures of granted shares are accounted for in the period in which they occur. The share grants vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date.

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

The Company’s Investments at fair value are carried at fair value with changes in fair value of equity securities reflected in the Company’s consolidated statements of income. Fair values of the Company's investments in debt securities are derived from estimates provided by financial counterparties which are compared against available reference data from recent transactions and the Company's proprietary valuation model.

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

Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Net realizable value is determined based on our proprietary asset valuation model unless a property is listed for sale or is under contract, in which case the list price or contract price is used, respectively, which price is then reduced by expected selling costs. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

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

The Company’s consolidated financial statements include the operations of two TRS entities, GA-TRS and GAJX Real Estate Corp., which are subject to U.S. federal, state and local income taxes on their taxable income. Income from these two entities and any other TRS that the Company forms in the future will be subject to U.S. federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences or benefits attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The main objective of this guidance is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. To achieve this, the amendments in this guidance replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Specifically, the amendments in this guidance require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. In May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other Topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses Transition Resource Group meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13. This guidance is effective for interim and annual reporting periods that are applicable to the original ASU’s affected by the codification improvements. Also in May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses - Targeted Transition Relief to allow financial statement preparers who had elected the fair value option for newly acquired financial assets to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13 for assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses to clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) to amend SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 119 and to update the SEC section on the effective date related to ASU 2016-02. The guidance in ASU 2016-13, ASU 2019-04, ASU 2019-05, ASU 2019-11and ASU 2020-02 became effective for the Company for all periods beginning after December 15, 2019. The Company adopted ASU 2016-13 and all related amendments on January 1, 2020.

For the Company’s mortgage loan portfolio, the initial adoption resulted in a reclassification between loan discount and allowance for purchased credit impaired loans of $10.2 million. This adjustment had no effect on the Company’s balance sheet presentation, or on consolidated equity. The Company does not consider this transition adjustment to be material to its financial position or previously reported statements. During subsequent periods this allowance for credit losses will be adjusted either upward or downward for expected changes in future credit losses based on expected cash flows. These changes to the reserve will be recognized in the Company's current period income. Historically, only reductions in expected cash flows were recognized in the current period earnings, while increases in expected cash flows were recognized prospectively over the remaining expected lives of the loan pools. The Company’s investments in beneficial interests are also deemed to be credit impaired under ASC 2016-13 and follow guidance comparable to that for impaired loans. Similarly, upon adoption, a reclassification from discount to allowance for credit impaired loss of $4.2 million was recorded, with no net impact on the Company’s balance sheet or on consolidated equity. As with the adjustment noted above for the Company's loan portfolio, this adjustment had no effect on the Company’s balance sheet presentation, or on consolidated equity. The Company does not consider this transition adjustment to be material to its financial position or previously reported statements. In subsequent periods, changes to the reserve for beneficial interests will be recognized in the Company’s current period income. Under ASU 2016-13, credit losses for available-for-sale debt securities are measured in a manner similar to current GAAP. However, the amendments in this ASU require that credit losses be recorded through an allowance for credit losses, which will cause subsequent reversals in credit loss estimates to be recognized in current income. In addition, the allowance for available-for-sale debt securities is limited to the extent that the fair value is less than the amortized cost.

The accompanying notes are an integral part of the consolidated interim financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the concepts statement, including the consideration of costs and benefits. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, including early adoption of any removed or modified disclosures addressed in this update and delay of additional disclosures until their effective date. The Company adopted ASU 2018-13 in the first quarter of 2020 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows on the date of adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period. The Company adopted ASU 2018-15 in the first quarter of 2020 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows on the date of adoption.

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

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321, Investments) – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this update clarify the interactions between Topic 321, Topic 323, and Topic 815, which clarifies aspects of accounting for investments in equity-method investees acquired through step acquisitions to require remeasurement of an investment immediately before adopting the equity method of accounting if the investor identifies observable price changes in orderly transactions for an identical or similar investment of the same issuer, and also requires such remeasurement upon discontinuance of the equity method. The amendments also clarify whether upon settlement of a forward contract or option the underlying security would be accounted for under the Equity Method (Topic 323) or the fair value option (Topic 825). This guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Note 3 — Mortgage Loans
The following table presents information regarding the carrying value for the Company's RPL loan pools, NPL loan pools and SBC loans as of March 31, 2020 and December 31, 2019 ($ in thousands):

Loan portfolio basis by asset type	March 31, 2020	December 31, 2019
Residential RPL loan pools	$1,066,555	$1,085,514
SBC loan pools	5	11,652
Other mortgage loans non-pooled(1)	4,212	23,434
Residential NPL loan pools	27,857	30,869
Total	$1,098,629	$1,151,469

(1)Other mortgage loans non-pooled are accounted for as non-PCD loans under CECL.

Included on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019 are approximately $1.1 billion and $1.2 billion, respectively, of RPLs, NPLs, and SBCs. RPLs, NPLs and SBCs are categorized at acquisition. The carrying value of all loans reflects the original investment amount, plus accretion of interest income and discount, less principal and interest cash flows received. The carrying values at March 31, 2020 and December 31, 2019 for the Company's loans in the table above are presented net of a cumulative allowance for loan losses of $16.1 million and
The accompanying notes are an integral part of the consolidated interim financial statements.

$2.0 million, respectively, reflected in the appropriate lines in the table by loan type. For the three months ended March 31, 2020 and 2019, the Company recognized $2.1 million and $0.2 million, respectively, of provision for loan loss. For the three month periods ended March 31, 2020 and 2019, the Company accreted $19.6 million and $26.4 million net of credit impairments, respectively, into interest income with respect to its RPL, NPL and SBC loan pools.

Loss estimates are determined based on the net present value of the difference between the contractual cash flows and the expected cash flows over the expected life of the assets. Contractual cash flows are calculated based on the stated terms of the loans, and incorporate any prepayment assumptions utilized in the expected cash flows. Expected cash flows are based on our proprietary model, which includes factors such as resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Additional variables include the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents.

The Company's mortgage loans are secured by real estate. Risks inherent in the Company's mortgage loan portfolio, affecting both the valuation of its mortgage loans as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the pandemic caused by the novel coronavirus ("COVID-19") outbreak, and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

The Company’s loan acquisitions during the three months ended March 31, 2020 consisted of 26 purchased RPLs with UPB of $2.0 million, one NPL with UPB of $0.2 million and no originated SBC loans. Comparatively, during the three months ended March 31, 2019, the Company acquired 38 purchased RPLs with UPB of $8.5 million, no NPLs and 19 originated SBC loans with UPB of $17.8 million. The Company also sold 26 commercial loans to Gaea, an affiliated entity, during the quarter with a carrying value of $26.1 million and UPB of $26.2 million and collateral values of $44.2 million for $25.4 million, recognizing a loss on the sale of $0.7 million. (See Note 10 — Related Party Transactions.) No loans were sold during the quarter ended March 31, 2019.

The Company adopted CECL using the prospective transition approach for PCD assets on January 1, 2020, at the time, $10.2 million of loan discount was reclassified to the allowance for credit losses with no net impact on the amortized cost basis of the portfolio. The Company views its mortgage loan portfolio based on loan performance and uses four pools to aggregate its portfolio of PCD loans, and one pool for its originated loans. Among the PCD loans, separate pools exist for loans that have made seven of the most recent seven payments ("7f7 and better"), loans that have been securitized in rated secured borrowings during 2019 ("Great Ajax II REIT"), loans with collateral in California which are not included in Great Ajax II REIT ("California") and loans which have made between four and six of the most recent payments or worse ("4f4-6f6 and below"). Originated loans are aggregated in the "Originated" pool. The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	March 31, 2020
	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
7f7 and better	$—	$—	$244	$124	$2,085	$33,490	$262,595	$114,237	$412,775
Great Ajax II REIT	—	—	—	226	1,107	34,114	212,468	67,583	315,498
California	—	—	—	351	216	8,291	155,506	36,116	200,480
4f4-6f6 and below	—	—	—	361	698	24,410	99,980	39,006	164,455
Originated	—	788	1,245	2,508	104	711	55	10	5,421
Total	$—	$788	$1,489	$3,570	$4,210	$101,016	$730,604	$256,952	$1,098,629

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the quarter ended March 31, 2020 ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended March 31, 2020
	PCD Loans	Non PCD Loans
Par	$227	$1,952
Discount	(37)	(747)
Allowance	(4)	—
Purchase Price	$186	$1,205

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for loan losses when there are changes in its expectation of future cash flows. An increase to the allowance for losses will occur when there is a reduction in the Company's expected future cash flows. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to a provision for losses. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. During the quarter ended March 31, 2020, the Company recorded a provision for credit losses of $2.1 million on its mortgage loan portfolio primarily as a result of reduced cash flow expectations due to the COVID-19 outbreak. This reserve reflects the macroeconomic impact of the COVID-19 outbreak on mortgage loans and residential real estate markets generally and is not specific to any loan losses or impairments in the mortgage loan portfolio. During the quarter ended March 31, 2019, the Company recorded an impairment of $0.2 million on its mortgage loan portfolio. An analysis of the balance in the allowance for loan losses account follows ($ in thousands):

	Three months ended March 31,
	2020	2019
Allowance for loan credit losses, beginning of period	$(1,960)	$(1,164)
Beginning period adjustment for CECL	(10,156)	—
Provision for credit losses on mortgage loans	(2,122)	(154)
Change to allowance for loan credit losses	(1,898)	—
Allowance for loan credit losses, end of period	$(16,136)	$(1,318)

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020
	Current	30	60	90	Foreclosure	Total
7f7 and better	$231,761	$66,809	$51,058	$61,750	$1,398	$412,776
Great Ajax II REIT	247,368	35,519	17,831	14,448	331	315,497
California	113,120	30,438	14,315	40,643	1,964	200,480
4f4- 6f6 and below	9,412	12,492	15,057	90,019	37,476	164,456
Originated	3,635	—	1,177	608	—	5,420
Total	$605,296	$145,258	$99,438	$207,468	$41,169	$1,098,629

	December 31, 2019
	Current	30	60	90	Foreclosure	Total
7f7 and better	$252,815	$72,394	$41,673	$50,602	$1,894	$419,378
Great Ajax II REIT	129,812	31,426	16,467	36,785	1,986	216,476
California	265,679	37,553	14,034	4,597	—	321,863
4f4- 6f6 and below	6,412	4,835	20,782	103,872	34,417	170,318
Originated	21,425	—	850	1,159	—	23,434
Total	$676,143	$146,208	$93,806	$197,015	$38,297	$1,151,469
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

Rental Property

As of March 31, 2020, the Company owned nine rental properties with an aggregate carrying value of $1.3 million held for investment as rentals, at which time five properties were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure and six were transferred from Property held-for-sale, where all six were acquired through foreclosures. The remaining rental property was directly purchased. As of December 31, 2019, the Company owned 10 rental properties with a carrying value of $1.5 million held for use as rentals, at which time six were rented. Two properties were acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosures, and six were transferred from Property held-for-sale, where all six were acquired through foreclosures. The remaining rental property was directly purchased.

Property Held-for-Sale

The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of March 31, 2020 and December 31, 2019, the Company’s net investments in REO held-for-sale were $10.9 million and $13.5 million, respectively, which include balances of $0.7 million and $2.2 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. For the three months ended March 31, 2020 and 2019, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three months ended March 31,
	2020		2019
Property Held-for-sale	Count	Amount	Count	Amount
Balance at beginning of period	58	$13,537	102	$19,402
Transfers from mortgage loans	5	814	26	4,171
Adjustments to record at lower of cost or fair value	—	(897)	—	(475)
Disposals	(19)	(2,730)	(33)	(5,028)
Transfer from Rental property	1	181	3	880
Transfers to Rental property	—	—	(1)	(293)
Other	—	—	—	(77)
Balance at end of period	45	$10,905	97	$18,580

Dispositions

During the three months ended March 31, 2020 and 2019, the Company sold 19 and 33 REO properties, respectively, realizing a net gain of approximately $0.4 million and $0.1 million, respectively. These amounts are included in Other income on the Company's consolidated statements of income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for the three months ended March 31, 2020 and 2019 of $0.9 million and $0.5 million, respectively.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIEs, that the Company has sponsored but which the Company does not consolidate since it has determined it is not the primary beneficiary (See Note 10 — Related party transactions). The Company marks its debt securities to fair value using prices provided by financing counterparties, and believes any unrealized losses to be temporary.
The accompanying notes are an integral part of the consolidated interim financial statements.

Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the COVID-19 outbreak, and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. The following table presents information regarding the Company's investments in debt securities and investments in beneficial interests ($ in thousands):

	As of March 31, 2020
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$274,539	$—	$(27,167)	$247,372
Beneficial interests in securitization trusts	64,703	—	—	64,703
Total investments	$339,242	$—	$(27,167)	$312,075

(1)Basis amount is net of any amortized discount, allowance for credit losses, principal paydowns and interest receivable on securities of $0.3 million.

	As of December 31, 2019
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$230,408	$1,643	$(366)	$231,685
Beneficial interests in securitization trusts	57,954	—	—	57,954
Total investments	$288,362	$1,643	$(366)	$289,639

(1)Basis amount is net of any amortized discount, principal paydown and interest receivable on securities of $0.3 million.

As of March 31, 2020, the Company recorded no gross unrealized gains and a gross unrealized loss of $27.2 million in fair valuation adjustments in accumulated other comprehensive income and carried the Notes on the consolidated balance sheet at a fair value of $247.4 million, which includes $0.3 million in interest receivable. As of March 31, 2020, the Company had a gross unrealized loss of $5.2 million for securities due in April 2058, February 2057 and September 2059 which have been in an unrealized loss position for 12 months or longer. As of December 31, 2019, the Company recorded a gross unrealized gain of $1.6 million and a gross unrealized loss of $0.4 million in fair valuation adjustments in accumulated other comprehensive income and carried the Notes on the Company's consolidated balance sheet at fair value of $231.7 million, which includes $0.3 million in interest receivable. As of December 31, 2019, the Company had a gross unrealized loss of $0.4 million for securities due in April 2058, February 2057 and September 2059 which had been in an unrealized loss position for 12 months or longer.

During the first quarter of 2020, the Company acquired $61.3 million in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment of the trust.  In certain transactions, the joint ventures also issued subordinate notes.  Of the $61.3 million acquired in the first quarter of 2020, the Company acquired $49.6 million in senior notes and $4.6 million in subordinate notes, collectively “the Notes.” The Notes are accounted for as debt securities and carried at fair value.  During the first quarter of 2019, the Company sold senior notes issued by certain joint ventures for total proceeds of $39.6 million and recognized a gain of $8 thousand, net of transaction fees.

The remaining $7.1 million consisted of beneficial interests issued by its sponsored joint ventures during the first quarter of 2020. As of March 31, 2020, the investments in beneficial interests were carried on the Company's consolidated balance sheet at $64.7 million. For the year ended December 31, 2019, the investments in beneficial interests were carried on the Company's consolidated balance sheet at $58.0 million. As of March 31, 2020 and December 31, 2019, the Company had no securities that were past due.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the quarter ended March 31, 2020 ($ in thousands):
The accompanying notes are an integral part of the consolidated interim financial statements.

Three months ended March 31, 2020
Beneficial Interest
Par	$11,970
Discount	(4,888)
Purchase Price	$7,082

The Company adopted CECL using the prospective transition approach for PCD assets for its beneficial interests on January 1, 2020, at the time $4.2 million was reclassified from discount to allowance for credit losses for its Investments in beneficial interests. Under CECL, the company adjusts its allowance for loan losses when there are changes in its expectation of future cash flows. An increase to the allowance for losses will occur when there is a reduction in the Company’s expected future cash flows. A reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to a provision for losses. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. During the quarter ended March 31, 2020, the Company recorded a provision for credit losses of $3.0 million on its mortgage loan portfolio, primarily as a result of reduced cash flow expectations due to the pandemic caused by COVID-19. This reserve reflects the macroeconomic impact of the COVID-19 outbreak on mortgage loan and residential real estate markets generally and is not specific to any specific asset in the beneficial interest portfolio. During the quarter ended March 31, 2019, the Company recorded no impairment on its beneficial interests. An analysis of the balance in the allowance for beneficial interest losses account follows ($ in thousands):

	Three months ended March 31,
	2020	2019
Allowance for beneficial interests credit losses, beginning balance	$—	$—
Beginning period adjustment for CECL	(4,221)	—
Provision for credit losses on beneficial interests	(2,987)	—
Allowance for beneficial interests credit losses, end balance	$(7,208)	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 6 — Fair Value

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2020	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Recurring financial assets
Investments in debt securities at fair value	$247,372	$—	$247,372	$—
Investments in beneficial interests	$64,703	$—	$64,703	$—
Non-recurring financial assets
Mortgage loans, net	$1,098,629	$—	$—	$1,098,638
Investment in Manager	$734	$—	$—	$4,419
Investment in AS Ajax E LLC	$894	$—	$968	$—
Investment in GAFS, including warrants	$2,747	$—	$—	$3,320
Investment in Gaea	$19,998	$—	$—	$19,998
Investment in legacy entities	$651	$—	$—	$651
Financial liabilities
Recurring financial liabilities
Borrowings under repurchase transactions	$431,091	$—	$431,091	$—
Non-recurring financial liabilities
Secured borrowings, net	$630,938	$—	$—	$568,525
Convertible senior notes, net	$111,420	$87,073	$—	$—

		Level 1	Level 2	Level 3
December 31, 2019	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Recurring financial assets
Investments in debt securities at fair value	$231,685	$—	$231,685	$—
Investments in beneficial interests	$57,954	$—	$57,954	$—
Non-recurring financial assets
Mortgage loans, net	$1,151,469	$—	$—	$1,260,385
Investment in Manager	$1,755	$—	$—	$7,721
Investment in AS Ajax E LLC	$931	$—	$1,012	$—
Investment in GAFS, including warrants	$3,023	$—	$—	$3,320
Investment in Gaea	$19,995	$—	$—	$19,995
Investment in legacy entities	$760	$—	$—	$760
Financial liabilities
Recurring financial liabilities
Borrowings under repurchase transactions	$414,114	$—	$414,114	$—
Non-recurring financial liabilities
Secured borrowings, net	$652,747	$—	$—	$657,918
Convertible senior notes, net	$118,784	$132,173	$—	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

The fair value of mortgage loans and beneficial interests is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The value of transfers of mortgage loans to REO is based upon the present value of future expected cash flows of the loans being transferred.

The Company values its Investments in debt securities using estimates provided by its financing counterparties. The Company also relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on these investments as a comparison to the estimates received from financing counterparties (See Note 5 — Investments).

The Company's investment in the Manager is valued by applying an earnings multiple to net income.

The Company’s investment in AS Ajax E LLC is valued using estimates provided by financing counterparties.

The fair value of the Company's investment in GAFS is presented by applying an earnings multiple to expected earnings.

The Company's investment in Gaea and the legacy entities are presented as the carrying value due to the recent nature of the acquisition transactions.

The fair value of secured borrowings is estimated using estimates provided by the Company's financing counterparties which are compared for reasonableness to the Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans collateralizing the debt, and which drive the cash flows used to make interest payments.

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

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition basis plus improvements (cost) or net realizable value. Net realizable value is determined based on appraisals, broker price opinions, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019 ($ in thousands):

			Level 1	Level 2	Level 3
March 31, 2020	Carrying value	Three months ended fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$10,905	$897	$—	$—	$10,905

			Level 1	Level 2	Level 3
December 31, 2019	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$13,537	$2,104	$—	$—	$13,537
The accompanying notes are an integral part of the consolidated interim financial statements.

Note 7 — Affiliates

Unconsolidated Affiliates

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. The Company accounts for its investment in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three legacy entity LLCs managed by the Servicer for $1.0 million which hold investments in RPLs and NPLs. The Company accounts for its investment using the equity method.

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

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. As of March 31, 2020 and December 31, 2019, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended March 31,
Net income/(loss) at 100%	2020	2019
Legacy Entities	$198	$—
AS Ajax E LLC	$62	$76
Gaea Real Estate Corp.	$15	$—
Great Ajax FS LLC(1)	$(3,450)	$1,600
Thetis Asset Management LLC	$(4,877)	$1,408

The accompanying notes are an integral part of the consolidated interim financial statements.

	March 31, 2020		December 31, 2019
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Gaea Real Estate Corp.	$83,173	$772	$83,068	$768
Great Ajax FS LLC	$56,538	$35,656	$61,432	$37,142
Thetis Asset Management LLC	$7,229	$2,379	$12,277	$2,265
AS Ajax E LLC	$5,522	$2	$5,747	$2
Legacy entities	$1,350	$3,125	$1,592	$3,095

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended March 31,
Net income/(loss) at the Company's share	2020	2019
Legacy Entities	$79	$—
AS Ajax E LLC	$10	$13
Gaea Real Estate Corp.	$4	$—
Great Ajax FS LLC(1)	$(276)	$128
Thetis Asset Management LLC	$(966)	$279

	March 31, 2020		December 31, 2019
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Gaea Real Estate Corp.	$19,277	$179	$19,252	$178
Great Ajax FS LLC	$4,523	$2,852	$4,915	$2,971
Thetis Asset Management LLC	$1,431	$471	$2,431	$448
AS Ajax E LLC	$911	$—	$948	$—
Legacy Entities	$540	$1,259	$637	$1,247

(1)Net income at the Company's share is not directly proportionate to Net income at 100% due to the timing of the Company's acquisition during the three months ended March 31, 2019

Consolidated affiliates

The Company consolidates the results and balances of securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of March 31, 2020, AS Ajax E II LLC was 53.1% owned by the Company, with the remainder held by third parties. 2017-D and 2018-C are securitization trusts formed to hold mortgage loans, REO property and secured debt. As of March 31, 2020, 2017-D was 50.0% owned by a third-party institutional accredited investor. As of March 31, 2020, 2018-C was 63.0% owned by the Company, with the remainder held by third-party institutional accredited investors. Great Ajax II REIT which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings is 99.8% owned by the Company as of March 31, 2020.

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

At March 31, 2020, the Company had commitments to purchase, subject to due diligence, 906 RPLs and NPLs with aggregated UPB of $162.0 million secured by single-family residences. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its third party institutional accredited co-investors. See Note 15 — Subsequent Events, for remaining open acquisitions as of the filing date.

The full extent of the impact of COVID-19 on the global economy generally, and the Company's business in particular, is uncertain. As of March 31, 2020, no contingencies have been recorded on the Company's consolidated balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term adverse impacts on the Company's financial condition, results of operations, and cash flows.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

			March 31, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 2, 2020	January 3, 2020	$1,758	$1,758	$2,388	136%	2.96%
April 2, 2020	January 3, 2020	1,684	1,684	2,287	136%	2.96%
April 13, 2020	March 12, 2020	37,201	37,201	49,877	134%	2.46%
April 13, 2020	March 12, 2020	3,236	3,236	4,655	144%	2.56%
April 22, 2020	March 24, 2020	35,381	35,381	51,679	146%	5.00%
April 27, 2020	January 28, 2020	5,749	5,749	7,464	130%	3.00%
April 27, 2020	March 27, 2020	4,811	4,811	10,024	208%	3.71%
April 27, 2020	March 27, 2020	4,108	4,108	7,101	173%	3.71%
April 27, 2020	January 28, 2020	2,522	2,522	3,381	134%	2.80%
April 27, 2020	March 27, 2020	2,153	2,153	10,938	508%	3.86%
June 3, 2020	March 3, 2020	20,987	20,987	27,814	133%	3.11%
June 3, 2020	March 3, 2020	11,181	11,181	14,682	131%	3.11%
June 3, 2020	March 3, 2020	10,019	10,019	13,192	132%	3.11%
June 3, 2020	December 6, 2019	6,097	6,097	7,565	124%	3.64%
June 3, 2020	March 3, 2020	5,161	5,161	6,616	128%	3.11%
June 3, 2020	December 6, 2019	4,704	4,704	5,755	122%	3.64%
June 3, 2020	March 3, 2020	3,827	3,827	4,907	128%	3.11%
June 3, 2020	December 6, 2019	3,053	3,053	3,959	130%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	March 3, 2020	1,848	1,848	2,640	143%	3.21%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	March 20, 2020	14,599	14,599	19,893	136%	6.22%
June 19, 2020	December 19, 2019	13,447	13,447	17,077	127%	3.55%
June 19, 2020	March 20, 2020	9,571	9,571	13,043	136%	6.22%
June 19, 2020	March 20, 2020	4,691	4,691	6,089	130%	6.22%
June 19, 2020	March 20, 2020	2,665	2,665	4,050	152%	6.72%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 26, 2020	March 26, 2020	20,906	20,906	31,930	153%	9.23%
June 30, 2020	January 3, 2020	8,328	8,328	3,656	44%	3.56%
June 30, 2020	January 3, 2020	6,099	6,099	9,038	148%	3.56%
June 30, 2020	December 30, 2019	5,286	5,286	6,850	130%	3.57%
June 30, 2020	January 3, 2020	5,116	5,116	6,721	131%	3.56%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	January 13, 2020	9,020	9,020	13,016	144%	3.67%
July 31, 2020	February 3, 2020	7,763	7,763	9,702	125%	3.56%
July 31, 2020	February 3, 2020	7,151	7,151	9,537	133%	3.56%
July 10, 2020	July 15, 2016	250,000	30,141	44,217	147%	3.38%
September 24, 2020	September 25, 2019	400,000	112,885	164,103	145%	3.11%
Totals		$938,065	$431,091	$607,167	141%	3.86%

The accompanying notes are an integral part of the consolidated interim financial statements.

			December 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 3, 2020	November 26, 2019	$8,411	$8,411	$11,098	132%	3.45%
January 3, 2020	November 26, 2019	6,093	6,093	9,038	148%	3.45%
January 3, 2020	November 26, 2019	5,175	5,175	6,855	132%	3.45%
January 3, 2020	December 2, 2019	11,966	11,966	15,742	132%	3.45%
January 3, 2020	December 2, 2019	10,648	10,648	14,058	132%	3.45%
January 3, 2020	December 2, 2019	5,485	5,485	7,050	129%	3.45%
January 3, 2020	December 2, 2019	4,096	4,096	5,261	128%	3.45%
January 3, 2020	December 2, 2019	1,644	1,644	2,388	145%	3.55%
January 3, 2020	December 2, 2019	1,576	1,576	2,287	145%	3.55%
January 10, 2020	December 11, 2019	21,088	21,088	28,284	134%	3.47%
January 10, 2020	December 11, 2019	1,808	1,808	2,640	146%	3.57%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
January 21, 2020	December 20, 2019	15,718	15,718	20,623	131%	3.41%
January 21, 2020	December 20, 2019	10,305	10,305	13,521	131%	3.41%
January 21, 2020	December 20, 2019	5,840	5,840	7,324	125%	3.41%
January 21, 2020	December 20, 2019	2,784	2,784	4,050	145%	3.51%
January 28, 2020	October 30, 2019	5,318	5,318	7,464	140%	3.19%
January 28, 2020	October 30, 2019	2,520	2,520	3,381	134%	2.99%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
February 24, 2020	November 26, 2019	41,412	41,412	54,828	132%	2.92%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,423	127%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	34,591	128%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,709	127%	3.79%
June 3, 2020	December 6, 2019	6,097	6,097	7,891	129%	3.64%
June 3, 2020	December 6, 2019	4,704	4,704	6,106	130%	3.64%
June 3, 2020	December 6, 2019	3,053	3,053	4,035	132%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	December 19, 2019	13,447	13,447	18,076	134%	3.55%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 30, 2020	December 30, 2019	5,286	5,286	7,044	133%	3.57%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	July 15, 2016	250,000	28,931	57,397	198%	4.28%
September 24, 2020	September 25, 2019	400,000	116,662	164,403	141%	4.24%
Totals		$918,521	$414,114	$580,167	140%	3.77%

The guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. During the last two weeks in March 2020, the Company received margin calls from its financing counterparties in the amount of $28.2 million due to the turmoil in the financial markets resulting from the COVID-19 outbreak. As of March 31, 2020, the Company had $32.4 million of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheet at
The accompanying notes are an integral part of the consolidated interim financial statements.

March 31, 2020 and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	March 31, 2020	December 31, 2019
Gross amount of recognized liabilities	$431,091	$414,114
Gross amount of loans and securities pledged as collateral	607,167	580,167
Other prepaid collateral	32,360	4,117
Net collateral amount	$143,716	$161,936

Secured Borrowings

From inception (January 30, 2014) to March 31, 2020, the Company has completed 15 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, six of which were outstanding at March 31, 2020. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s secured borrowings are generally structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest in the Class B certificates to third parties and 2018-C securitization, from which the Company sold a 95% interest in the Class A notes and 37% in the Class B notes and trust certificates, the Company has retained the subordinate notes and the applicable trust certificates from the other six secured borrowings outstanding at March 31, 2020.

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

The following table sets forth the original terms of all notes from our secured borrowings outstanding at March 31, 2020 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates of between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. For certain of the Company's joint ventures, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at March 31, 2020 and December 31, 2019, and the securitization cutoff date ($ in thousands):

	Balances at March 31, 2020				Balances at December 31, 2019				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2017-B	$120,075	$80,325		149%	$121,909	$84,624		144%	$165,850		$115,846
2017-C	136,177	91,159		149%	137,369	94,126		146%	185,942		130,159
2017-D	140,364	57,434	(1)	244%	148,119	60,934	(1)	243%	203,870	(2)	88,903
2018-C	176,116	140,815	(3)	125%	179,303	146,925	(3)	122%	222,181	(4)	167,910
2019-D	161,705	142,980		113%	165,963	146,383		113%	193,301		156,670
2019-F	153,793	124,403		124%	155,899	126,723		123%	170,876		127,673
	$888,230	$637,116	(5)	139%	$908,562	$659,715	(5)	138%	$1,142,020		$787,161

(1)The gross amount of senior bonds at March 31, 2020 and December 31, 2019 were $114.9 million and $121.9 million however, only $57.4 million and $60.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(2)Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(3)2018-C contains notes held by the third party institutional investors for senior bonds and class B bonds. The gross amount of the senior and class B bonds at March 31, 2020 were $142.0 million and $15.9 million, however, only $134.9 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively. The gross amount of the senior and class B bonds at December 31, 2019 were $148.5 million and $15.9 million, however, only $141.0 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(4)Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(5)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $6.2 million and $7.0 million as of March 31, 2020 and December 31, 2019.

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

On August 18, 2017, the Company completed the public offer and sale of an additional $20.5 million in aggregate principal amount of its 7.25% Convertible senior notes due 2024, which combined with the $87.5 million aggregate principal amount from its April offering, form a single series of fungible notes. The net proceeds to the Company from the August 18, 2017 sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $20.5 million. The carrying amount of the equity component of the August transaction was $0.2 million representing the fair value to the notes' owners of the right to convert the notes into shares of the Company's common stock.

The notes in the August transaction were issued at a 6.0% conversion premium and bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2017. The notes will mature on April 30, 2024, unless earlier repurchased, redeemed or converted.

On November 19, 2018, the Company completed the public offer and sale of an additional $15.9 million in aggregate principal amount of its 7.25% convertible senior notes due 2024, which combined with the $108.0 million aggregate principal amount from its August and April offerings in 2017, form a single series of fungible notes. The net proceeds to the Company from the November 19, 2018 sale of the notes, after deducting the underwriter's discounts, commissions and offering expenses, were approximately $15.2 million. The carrying amount of the equity component of the November transaction was $0.5 million representing the fair value to the notes' owners of the right to convert the notes into shares of the Company's common stock.

The notes in the November transaction were issued at an 11.43% conversion premium and bear interest at a rate of 7.25% per year, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on January 15, 2019. The notes will mature on April 30, 2024, unless earlier repurchased, redeemed or converted.

During the first quarter of 2020, the Company completed a series of convertible note repurchases for an aggregate principal amount of $8.0 million for a total purchase price $8.2 million. The carrying amount of the equity component of $0.1 million reversed from Additional paid-in Capital due to the March 2020 transaction.

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

The conversion rate as of March 31, 2020 equals 1.7279 shares of the Company's common stock per $25.00 principal amount of notes which is equivalent to a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of March 31, 2020, the amount by which the if-converted value falls short of the principal value for the entire series is $64.9 million.

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

At March 31, 2020, outstanding aggregate principal amount of the notes was $115.9 million, and discount and deferred expenses were $4.4 million. Interest expense of $2.4 million was recognized during the quarter ended March 31, 2020 which includes $0.3 million of amortization of discount and deferred expenses, respectively. The discount will be amortized through April 30, 2023, the date at which the notes can be converted by their holders. The effective interest rate of the notes for the quarter ended March 31, 2020 was 8.72%.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 10 — Related Party Transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

			Three months ended March 31,
Transaction	Consolidated Statement of Income location	Counterparty	2020	2019
Interest income	Interest income	Various non-consolidated joint ventures	$2,019	$2,416
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$2,014	$2,506
Management fee	Related party expense – management fee	Thetis	$1,799	$1,688
Income/(loss) from equity investment	Income from investments in affiliates	Great Ajax FS	$(276)	$128
Loss on sale of mortgage loans	Loss on sale of mortgage loans	Gaea	$(705)	$—
Income/(loss) from equity investment	Income from investments in affiliates	Thetis	$(966)	$279

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of March 31, 2020
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$17,322
Management fee payable	Management fee payable	Thetis	$1,795
Expense reimbursement receivable	Prepaid expenses and other assets	Gregory	$865
Advances to Servicer	Prepaid expenses and other assets	Gregory	$757
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$377
Expense reimbursement receivable	Prepaid expenses and other assets	Gaea	$98
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	$87
Expense reimbursements	Accrued expenses and other liabilities	Various non-consolidated joint ventures	$7

			As of December 31, 2019
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$17,013
Management fee payable	Management fee payable	Thetis	$1,634
Expense reimbursements receivable	Prepaid expenses and other assets	Gregory	$687
Advances to Servicer	Prepaid expenses and other assets	Gregory	$585
Expense reimbursements receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$241
Expense reimbursements receivable	Prepaid expenses and other assets	Thetis	$87
Expense reimbursements	Accrued expenses and other liabilities	Gaea	$68
Expense reimbursements	Accrued expenses and other liabilities	Various non-consolidated joint ventures	$10
The accompanying notes are an integral part of the consolidated interim financial statements.

During the quarter ended March 31, 2020 we sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million.

During 2020 and 2019, the Company retained $61.3 million and $187.8 million, respectively, in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual balance of the trust after the outstanding debt obligations have been settled.  In certain transactions, the joint venture also issued subordinate notes.  In the first quarter of 2020, the Company retained $49.6 million in senior notes and $4.6 million in subordinate notes. In the first quarter of 2019, the Company retained $50.0 million in senior notes and $4.6 million in subordinate notes. The notes are accounted for as debt securities carried at fair value.  As of March 31, 2020 and December 31, 2019, the Notes were carried on the Company’s consolidated balance sheet at a fair value of $247.4 million and $231.7 million, respectively.

During the second quarter of 2019, the Company sold $176.9 million to a related party joint venture, Ajax Mortgage Loan Trust 2019-C ("2019-C") a joint venture with third party institutional investors and retained 34% or $8.0 million of the trust certificates and $12.1 million in debt securities. The Company recorded a $7.0 million gain on the sale. The retained securities are included in the notes and beneficial interests of $187.8 million discussed in the previous paragraph.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the purchase of real estate from certain of the company's joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At March 31, 2020, and December 31, 2019, the Company had advanced $0.8 million and $0.6 million, respectively, to the Servicer. Interest on the arrangement accrues at 7.2% annually.

The Company also acquired $7.1 million and $9.5 million in beneficial interests issued by joint ventures in the first quarters of 2020 and 2019, respectively. As of March 31, 2020, and December 31, 2019 the Investments in beneficial interests were carried on the Company's consolidated balance sheet at $64.7 million and $58.0 million, respectively.

Management Agreement

The Company is a party to the Amended and Restated Management Agreement with the Manager, which expires on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the Manager. The base management fee equals 1.5% of the Company's stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, per annum and calculated and payable quarterly in arrears. The Company has the option to pay its management fee with between 50% to 100% cash at its discretion, and pay the remainder in shares of its common stock.

In the event the Company elects to pay its manager in shares of its common stock, the calculation for to determine the number of shares of the Company's common stock to be issued to the Manager is outlined below. The initial $1.0 million of the quarterly base management fee will be payable at least 75% in cash and up to 25% in shares of the Company’s common stock (allocated at the Company's discretion). Any amount of the base management fee in excess of $1.0 million may be payable in shares of the Company’s common stock (at the Company's discretion) until payment is at least 50% in cash and up to 50% in shares (the “50/50 split”). Any remaining amount of the quarterly base management fee after the 50/50 split threshold is reached may be payable in equal amounts of cash and shares (at the Company's discretion). The base management fee currently exceeds the 50/50 split threshold, and the Company is currently paying the management fee 50% in cash and 50% in shares. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received.

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which, through the end of 2018, was calculated as 20% of the amount by which total dividends on common stock and distributions on OP units exceeded 8% of book value on a per share basis. Effective as of March 5, 2019, the incentive fee was restructured into both a quarterly
The accompanying notes are an integral part of the consolidated interim financial statements.

and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock, its distributions on its externally-held operating partnership units and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock and distributions on its externally-held operating partnership units within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, up to 100% of the incentive fee will be payable in shares of the Company’s common stock, at the Company's discretion, until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, up to 20% of the remaining incentive fee is payable in shares of the Company’s common stock at the Company's discretion and the remaining incentive fee is payable in cash. In the first quarter of 2020 and 2019 the Company recorded an expense of $0 and $0.2 million, respectively, for an incentive fee payable to the Manager.

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

Servicing fees range from 0.65% to 1.25% annually UPB at acquisition (or the fair market value or purchase price of REO), and are paid monthly. For certain of the Company's securitization trusts, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The servicing fee is based upon the status of the loan at acquisition. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the quarter ended March 31, 2020 of $1.8 million, of which none was payable in shares of its common stock as the Board of Directors approved the management fee to be paid in all cash.

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

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands except share amounts):

Stock-based Management Fees and Director Fees

	For the three months ended March 31,
	2020		2019
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Management fees	—	$—	62,301	$728
Independent director fees	3,468	40	2,764	38
Totals	3,468	$40	65,065	$766

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

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except per share amounts):

	Total Grants		Current period activity		Non-vested shares at March 31, 2020		Fully-vested shares at March 31, 2020
Three months ended March 31, 2020	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended March 31, 2020	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Employee and Service Provider Grant 2017(1,4)	38,667	$539	—	$44	12,667	$13.95	26,000	$13.95
Employee and Service Provider Grant 2018(2,5)	34,000	462	—	38	22,667	13.58	11,333	13.58
Employee and Service Provider Grant 2019(3)	79,000	1,101	—	92	79,000	13.94	—	—
Totals	151,667	$2,102	—	$174	114,334	$13.87	37,333	$13.84

(1)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2020 is 0.3 years.
(2)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2020 is 1.4 years.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at March 31, 2020 is 2.3 years.
(4)Total is shown net of 2019 forfeitures of 333 shares.
(5)Total is shown net of 2019 forfeitures of 2,500 shares.

	Total Grants		Current period activity		Non-vested shares at March 31, 2019		Fully-vested shares at March 31, 2019
Three months ended March 31, 2019	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended March 31, 2019	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants 2018(1)	12,000	$162	—	$14	—	$13.48	12,000	$13.48
Employee and Service Provider Grant 2016(2,5)	146,334	1,976	—	163	47,889	13.50	98,445	13.50
Employee and Service Provider Grant 2017(3)	39,000	544	—	45	26,000	13.95	13,000	13.95
Employee and Service Provider Grant 2018(4)	36,500	496	—	41	36,500	13.58	—	—
Totals	233,834	$3,178	—	$263	110,389	$13.63	123,445	$13.55

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
(5)Total is shown net of 2017 forfeitures of 4000 shares and 2018 forfeitures of 2666 shares.

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

The Company’s consolidated financial statements include the operations of two TRS entities, GA-TRS and GAJX Real Estate Corp., which are subject to U.S. federal, state and local income taxes on their taxable income.

For the three months ended March 31, 2020, the Company’s consolidated taxable income was $1.2 million; and provisions for income taxes were $0.3 million. For the three months ended March 31, 2019, the Company’s consolidated taxable income was $2.0 million; and provisions for income taxes of $0.1 million. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at March 31, 2020 or 2019. The Company also recorded no interest or penalties for either the three months ended March 31, 2020 or 2019.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$400	22,070,354		$7,330	18,811,713
Allocation of earnings to participating restricted shares	(2)	—		(84)	—
Consolidated net income attributable to unrestricted common stockholders	$398	22,070,354	$0.02	$7,246	18,811,713	$0.39
Effect of dilutive securities
Operating Partnership units	—	—		239	624,106
Restricted stock grants and Manager and director fee shares	2	119,630		84	217,316
Interest expense (add back) and assumed conversion of shares from convertible senior notes(1)	—	—		2,549	8,176,313
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$400	22,189,984	$0.02	$10,118	27,829,448	$0.36

(1)The effect of the interest expense and assumed conversion of shares from convertible senior notes on the Company's Diluted EPS calculation for the first quarter of 2020 would have been anti-dilutive, accordingly the effect of these securities have been removed from the Diluted EPS calculation for the quarter ended March 31, 2020.

Note 14 — Equity

Common stock

As of March 31, 2020 and December 31, 2019 the Company had 22,921,935 and 22,142,143 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred stock

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company had 0 shares of preferred stock outstanding at March 31, 2020 and December 31, 2019. There were 25,000,000 shares authorized as of March 31, 2020 and December 31, 2019. See Note 15 — Subsequent events for description of the Company's issuance of preferred stock in April 2020.

Treasury stock

As of March 31, 2020 the Company held 37,278 shares of treasury stock received through distributions of the Company's shares previously held by its Manager. The Company held 33,248 shares of treasury stock at December 31, 2019.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the three months ended March 31, 2020 no shares were issued under the plan. Comparatively, during the three months ended March 31, 2019 5,321 shares were issued under the plan for total proceeds of approximately $0.1 million.

Stock Dividend

On March 24, 2020 the Company announced that it would pay its declared dividend of $0.32 per share in shares of the Company's common stock (value based upon the $9.14 per share closing price on the record date of March 17, 2020). The dividend was paid on March 27, 2020 through the issuance of 781,222 shares of common stock.

At-the-Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2020 and 2019, no shares were sold under the at-the-market program.

Accumulated Other Comprehensive Loss

The Company recognizes unrealized gains or losses on its investment in debt securities as components of Other comprehensive income/(loss). Accumulated other comprehensive gain/(loss) at March 31, 2020 and December 31, 2019 was as follows ($ in thousands):

Investments in securities:	March 31, 2020	December 31, 2019
Unrealized gains	$—	$1,643
Unrealized losses	(27,167)	(366)
Accumulated other comprehensive gain/(loss)	$(27,167)	$1,277

Non-controlling Interest

During the Company’s second quarter of 2019, all the outstanding 624,106 OP units held by the unaffiliated holder were exchanged for shares of the Company’s common stock, resulting in a reclassification within the Company's consolidated Statement of Changes in Equity of $10.8 million from non-controlling interest to the Additional Paid-in Capital and Common Stock accounts. At March 31, 2020, the Company’s Operating Partnership was 100% owned by the Company. The Company consolidates the assets, liabilities, revenues and expenses of the Operating Partnership.

At March 31, 2020, the Company had non-controlling interests attributable to ownership interests by four legal entities.

During the year ended December 31, 2017, the Company established AS Ajax E II LLC, to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of March 31, 2020 the Company had retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.

The accompanying notes are an integral part of the consolidated interim financial statements.

During the year ended December 31, 2017, the Company established 2017-D, a securitization trust, which is 50% held by an accredited institutional investor. As of March 31, 2020 the Company had retained 50% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

During the year ended December 31, 2018, the Company established 2018-C, a securitization trust, which is 37.0% held by an accredited institutional investor. As of March 31, 2020 the Company had retained 63.0% of 2018-C and consolidates the assets, liabilities, revenues and expenses of the trust.

During the year ended December 31, 2019 formed Great Ajax II REIT which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings and is 0.2% held by third parties. As of March 31, 2020, the Company had retained 99.8% of Great Ajax II REIT and consolidates the assets, liabilities, revenues and expenses of the entity.

During the year ended December 31, 2018, the Company established BFLD, to purchase and hold REO property. BFLD was 10.0% held by a third party and 90.0% retained by the Company through its Gaea subsidiary. During the year ended December 31, 2019, the Company established DG Brooklyn Holdings, to purchase and hold REO property. DG Brooklyn Holdings was 5.0% held by a third party and 95.0% owned by the Company through Gaea. On November 22, 2019, the Company undertook a private capital raise transaction for Gaea which resulted in the Company's deconsolidation of Gaea. As a result, the Company did not consolidate either BFLD or DG Brooklyn Holdings at March 31, 2020 or December 31, 2019. The Company has retained a 23.2% interest in Gaea which is accounted for under the equity method.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers to or from non-controlling interest ($ in thousands):

	March 31, 2020	December 31, 2019
Decrease from redemption of OP units by third party investor	$—	$(10,816)
Decrease due to deconsolidation of Gaea	—	(22)
Change in non-controlling interest	$—	$(10,838)

Note 15 — Subsequent Events

Loan Acquisitions

The Company has acquired 677 residential RPLs with aggregate UPB of $123.2 million in one transaction from a single seller. The purchase price equals 92.5% of UPB and 60.0% of the estimated market value of the underlying collateral of $189.9 million. These loans were acquired into the joint venture formed in March 2020 with proceeds from the established prefunding account.

Preferred Stock

On April 6, 2020, the Company closed a private placement of $80.0 million of preferred stock and warrants to institutional accredited investors pursuant to a securities purchase agreement dated April 3, 2020. The Company issued 820,000 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,380,000 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 4,000,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. In addition, the Company granted the purchasers an option to purchase up to an additional 800,000 shares of Series A Preferred Stock and Series B Preferred Stock and warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock on the same terms. The Company expects to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

Management Agreement Amendment

The accompanying notes are an integral part of the consolidated interim financial statements.

On April 28, 2020 , the Company's Board of Directors approved the Third Amended and Restated Management Agreement with the Manager, which provides the Company with the option to pay its management fee between 50% to 100% cash at the Company's discretion, and pay the remainder in shares of its common stock.

Dividend Declaration

On May 3, 2020, the Company’s Board of Directors declared a cash dividend of $0.17 per share, to be paid on May 29, 2020 to stockholders of record as of May 15, 2020. On March 27, 2020, the Company paid the dividend of $0.32 per share we previously announced in February 2020 in shares of our common stock (valued based upon the closing price on the record date) in lieu of cash.

The accompanying notes are an integral part of the consolidated interim financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

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
•changes in our business strategy;
•the impact of the global pandemic caused by the novel coronavirus ("COVID-19") outbreak;
•general volatility of the capital markets;
•the impact of adverse legislative or regulatory tax changes;
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
•our failure to qualify or maintain qualification as a real estate investment trust (“REIT”); and
•our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim consolidated financial statements and related notes included in Item 1. Consolidated interim financial statements of this report and in Item 8. Financial statements and supplementary data in our most recent Annual Report on Form 10-K, as well as the section entitled “Risk Factors” in Part II, Item 1A. of this report, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K.

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

In 2014, we formed Great Ajax Funding LLC, a wholly-owned subsidiary of the Operating Partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under our repurchase agreements. On February 1, 2015, we formed GAJX Real Estate Corp., as a wholly-owned subsidiary of the Operating Partnership, to own, maintain, improve and sell certain REO purchased by us. We have elected to treat GAJX Real Estate Corp. as a TRS under the Code.

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

In 2018, we formed Gaea Real Estate Corp. ("Gaea"), a wholly-owned subsidiary of the Operating Partnership. We have elected to treat Gaea as a TRS under the Code. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly-owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BFLD Holdings LLC ("BFLD"), Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings ("DG Brooklyn Holdings"), also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties. On November 22, 2019, Gaea completed a private capital raise in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. We retained a 23.2% ownership interest in Gaea following the transaction.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of March 31, 2020 and December 31, 2019 ($ in millions):

	March 31, 2020	December 31, 2019
Residential RPL loan pools	$1,066.6	$1,085.5
SBC loan pools	—	11.7
Other mortgage loans non-pooled(1)	4.2	23.4
Residential NPL loan pools	27.9	30.9
Property held-for-sale, net	10.9	13.5
Rental property, net	1.3	1.5
Investment in debt securities	247.4	231.7
Investment in beneficial interests	64.7	58.0
Total Real Estate Assets	$1,423.0	$1,456.2

(1)Other mortgage loans non-pooled are accounted for as non-PCD loans under CECL.

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

COVID-19

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, and economic market conditions, including in the United States, where we conduct all of our business. COVID-19 has not yet been contained and could affect significantly more households and businesses in the coming months. While the duration and severity of the pandemic has yet to be identified, many governmental and nongovernmental authorities have directed their actions toward curtailing household and business activity in order to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures in order to partially mitigate the adverse effects. Whether these programs and policies will be successful in mitigating the adverse of COVID-19 is unclear. Many of the government measures have impacted the mortgage market.

COVID-19 began to meaningfully impact our operations in late March 2020 and this disruption is reflected in our results of operations for the quarter ended March 31, 2020 as follows:

•We recorded total provisions expense of $5.1 million on our Mortgage loan portfolio and Investments in beneficial interests as a result of expectations of extended portfolio durations and longer foreclosure and eviction timelines,
•We recorded a $28.4 million unrealized loss on our Investments in debt securities to Other comprehensive income as counterparty marks at March 31, 2020 reflecting the extreme disruption in the residential mortgage securities market.
•We recorded impairments on our REO portfolio as extended eviction timelines will reduce our estimated net liquidation proceeds due to higher holding period costs and higher rehabilitation costs.
•We settled margin calls in the amount of $28.2 million with our repurchase financing counterparties due to the extreme disruption in the residential mortgage securities market.

The spread of COVID-19 has continued into April and May 2020. As a result, our forecast of macroeconomic conditions and expected lifetime credit losses on our mortgage loan and beneficial interest portfolios is subject to meaningful uncertainty. While our borrowers continue to make scheduled payments and we continue to receive payments in full, we have acted swiftly to support our borrowers with a mortgage forbearance program. While we generally do not hold loans guaranteed by GSEs or the US Government, we, through our Servicer, are nonetheless offering a forbearance program under similar terms. Borrowers that are able to provide documentation of a negative impact of COVID-19 are entitled to three months of forbearance. The three monthly payments may then be repaid over 12 months. HAMP loans, FHA loans and borrowers in certain states do not have to provide evidence that they are impacted by COVID-19. Our Servicer has extensive experience dealing with delinquent borrowers and we believe it is well positioned to react on our behalf to any increase in mortgage delinquencies. The following list shows the COVID-19 forbearance activity in our portfolio as of April 30, 2020(1):

•Number of COVID-19 forbearance relief inquires: 920
•Number of COVID-19 forbearance relief granted: 115
•Number of COVID-19 related forbearance under review: 146

(1)Statistics are for loans carried on our balance sheet including loans held in Ajax 2017-D and Ajax 2018-C where third parties own 50% and 37%, respectively. Statistics do not include non-consolidated joint ventures where we own bonds and beneficial interests issued by the joint ventures.

In response to the disruption in the financial markets caused by COVID-19, we raised preferred equity in the first week of April 2020. We expect this additional capital to allow us to maintain liquidity in the short term and take advantage of favorable investment opportunities. Not withstanding this additional capital and liquidity, we expect continued volatility in the residential mortgage securities market in the short term and increased acquisition opportunities later in the year. Extended forbearance, foreclosure timelines and eviction timelines could result in lower yields and losses on our mortgage loan and beneficial interest portfolios and losses on our REO held-for-sale. Ongoing disruption in the credit markets could result in additional margin calls from our financing counterparties and additional mark downs on our Investments in debt securities.

We believe that certain cyclical trends continue to drive a significant realignment within the mortgage sector notwithstanding the impact of COVID-19. Through the end of the first quarter, the recent trends noted below have continued, including:

•historically low interest rates and elevated operating costs resulting from new regulatory requirements continue to drive sales of residential mortgage assets by banks and other mortgage lenders;
•declining home ownership due to rising prices, low inventory, tighter lending standards and increased down payment requirements that have increased the demand for single-family and multi-family residential rental properties;
•the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets;
•the lack of a robust market for non-conforming mortgage loans will reduce the pool of buyers due to tighter credit standards as a result of COVID-19; and
•the current market landscape and decrease in the price of residential mortgage loans as a result of the COVID-19 outbreak we believe will generate new opportunities in residential mortgage-related whole loan strategies.

The origination of subprime and alternative residential mortgage loans remain substantially below 2008 levels and the qualified mortgage and ability-to-repay rule requirements have put pressure on new originations. Additionally, many banks and other mortgage lenders have increased their credit standards and down payment requirements for originating new loans. Recent market disruption from COVID-19 has sharply reduced financing alternatives for borrowers not eligible for financing programs underwritten by the GSEs or the Federal government.

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

Factors That May Affect Our Operating Results

Acquisitions. Our operating results depend heavily on sourcing residential RPLs and SBC loans and, when attractive opportunities are identified, NPLs. We believe that there is generally a large supply of RPLs available to us for acquisition and we believe the available supply provides for a steady acquisition pipeline of assets since large institutions are active sellers in the market. We expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. We also believe there may be increased opportunities to acquire NPLs due to COVID-19. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of loans not acquired typically constitutes a small portion of a particular portfolio. In any case where we do not acquire the full portfolio, we make appropriate adjustments to the applicable purchase price.

Financing. Our ability to grow our business by acquiring residential RPLs and SBC loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse secured borrowings in which the underlying collateral is not marked-to-market and employ repurchase agreements without the obligation to mark-to-market the underlying collateral to the extent available. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The secured borrowings are structured as debt financings and not real estate investment conduit (“REMIC”) sales. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Currently there is substantial uncertainty in the securitization markets which could limit our access to financing.

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

The state of the real estate market and home prices will determine proceeds from any sale of real estate. We will opportunistically and on an asset-by-asset basis determine whether to rent any REO we acquire, whether upon foreclosure or otherwise, we may determine to sell such assets if they do not meet our investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control. Declining real estate prices, including as a result of COVID-19, are expected to negatively affect our results. We also expect that extended eviction timelines resulting from COVID-19 will negatively impact sales of our REO held-for-sale.

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

Expenses. Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the Servicing Agreement. Additionally, our Manager incurs direct, out-of-pocket costs related to managing our business, which are contractually reimbursable by us. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans under consideration for purchase. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties, both held-for-sale and as rentals, and includes any charges for impairments to the carrying value of these assets, which may be significant. Those expenses may increase due to extended eviction timelines caused by COVID-19. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.

Changes in Home Prices. As discussed above, generally, rising home prices are expected to positively affect our results, particularly as this should result in greater levels of re-performance of mortgage loans, faster refinancing of those mortgage loans, more re-capture of principal on greater than 100% LTV (loan-to-value) mortgage loans and increased recovery of the principal of the mortgage loans upon sale of any REO. Conversely, declining real estate prices are expected to negatively affect our results, particularly if the home prices should decline below our purchase price for the loans and especially if borrowers determine that it is better to strategically default as their equity in their homes decline. While home prices have risen to, or in some cases beyond, pre-Great Recession levels in many parts of the United States, there are still significant regions where values have not materially increased. We typically concentrate our investments in specific urban geographic locations in which we expect stable or better property markets. However, when we analyze loan and property acquisitions we do not take home price appreciation HPA into account except for rural properties for which we model negative HPA related to our expectation of worse than expected property condition. It is too early to determine the impact of the COVID-19 outbreak on HPA and the resulting impact on our markets.

We typically concentrate our investments in specific urban geographic locations in which we expect stable or better property markets, although we do not use any appreciation expectation in the acquisition price evaluation. To date, there has been no measurable data on the impact of COVID-19 on HPA and it is unclear what the short and long term impact will be. A significant decline in HPA will have an adverse impact on our operating results.

Changes in Market Interest Rates. With respect to our business operations, increases in existing interest rates, in general, may over time cause: (1) the value of our mortgage loan and MBS (retained from our secured borrowings) portfolio to decline; (2) coupons on our adjustable rate mortgages (“ARM”) and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to higher interest rates; (3) prepayments on our mortgage loans and MBS portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; (4) the interest expense associated with our borrowings to increase; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (a) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the accretion of our purchase discounts; (b) the value of our mortgage loan and MBS portfolio to increase; (c) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (d) the interest expense associated with our borrowings to decrease; and (e) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease. We currently expect the pace of loan prepayments to slow due to the COVID-19 outbreak.

Market Conditions. Due to the dramatic repricing of real estate assets that occurred during the 2008 financial crisis and the continuing uncertainty regarding the direction and continuing strength of the real estate markets including as a result of the COVID-19 outbreak, we believe a void in the debt and equity capital available for investing in real estate exists as many financial institutions, insurance companies, finance companies and fund managers have determined to reduce or discontinue investment in debt or equity related to real estate. We believe the dislocations in the residential real estate market have resulted or will result in an “over-correction” in the repricing of real estate assets, creating a potential opportunity for us to capitalize on these market dislocations and capital void to the extent we are able to obtain financing for additional purchases.

We believe that in spite of the continuing uncertain market environment for mortgage-related assets, including as a result of the COVID-19 outbreak, current market conditions offer potentially attractive investment opportunities for us, even in the face of a riskier and more volatile market environment. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

COVID-19. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other factors discussed above, as well as other aspects of our business. New developments continue to emerge and it is not possible for us to predict with certainty which factors will impact our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other things, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of federal, state and local government efforts to contain the spread of COVID-19, the effects of those efforts on our business, the indirect impact on the U.S. economy and economic activity and the impact on the mortgage markets and capital markets.

Critical Accounting Policies and Estimates

Mortgage Loans

Loans acquired with deterioration in credit quality — As of their acquisition date the loans we acquire have generally suffered some credit deterioration subsequent to origination. As a result, prior to the adoption of ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL, on January 1, 2020, we were required to account for the mortgage loans pursuant to ASC 310-30, Accounting for Loans with Deterioration in Credit Quality. Under both standards, our recognition of interest income for loans with deteriorated credit quality ("PCD loans") is based upon its having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, we use expected cash flows to apply the effective interest method of income recognition.

Under both CECL and ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. However, CECL allows more flexibility to adjust the loan pools as the underlying risk factors change over time. Under ASC 310-30, we determined RPLs to have common risk characteristics and accounted for them as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, we determined NPLs to have common risk characteristics and accounted for them as a single non-performing pool for loans acquired within each three-month calendar quarter. The result was generally two additional pools (RPLs and NPLs) each quarter. Under CECL, we re-aggregated our loan pools around similar risk factors, while eliminating the previous distinction for the quarter in which loans were acquired. This resulted in reducing the number of loan pools to four, each of which is oriented around similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as Interest income in the period the loan pays in full.

Our accounting for PCD loans gives rise to an accretable yield and an allowance for credit losses. Under CECL, upon the acquisition of PCD loans we record the acquisition as three separate elements for 1) the amount of purchase discount which we expect to recover through eventual repayment by the borrower, 2) an allowance for future expected credit loss and 3) the UPB of the loan. The purchase price discount which we expect at the time of acquisition to collect over the life of the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. We recognize the accretable yield as Interest income on a prospective level yield basis over the life of the pool. The expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. If we expect to collect greater cash flows over the life of the pool, any prior allowance is reversed to the extent of the increase and the expected yield to maturity is adjusted on a prospective basis. The allowance for credit losses is increased when we estimate we will not collect all amounts previously estimated to be collectible, and reduced when the underlying asset has been liquidated and all expected underlying cash flows have been realized. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, we consider the estimated net recoverable value of the loan pools as well as other factors, such as the fair value of the underlying collateral. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

Our mortgage loans are secured by real estate. We monitor the credit quality of the mortgage loans in our portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, we assess the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

Borrower payments on the mortgage loans are classified as principal, interest, payments of fees, or escrow deposits. Amounts applied as interest on the borrower account are similarly classified as interest for accounting purposes and are classified as operating cash flows in our consolidated Statement of Cash Flows. Amounts applied as principal on the borrower account including amounts contractually due from borrowers that exceed our basis in loans purchased at a discount, are similarly classified as principal for accounting purposes and are classified as investing cash flows in the consolidated Statement of Cash Flows as required under U.S. GAAP. Amounts received as payments of fees are recorded in Other income and classified as operating cash flows in the consolidated Statement of Cash Flows. Escrow deposits are recorded on the Servicer’s balance sheet and do not impact our cash flow.

Loans acquired or originated that have not experienced a deterioration in credit quality — while we generally acquire loans that have experienced deterioration in credit quality, we also acquire loans that have not experienced a deterioration in credit quality and originate SBC loans.

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

If necessary, an allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is the difference between the expected future cash flows from the loan and the contractual balance due.

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

Rental property is real estate property not held-for-sale. Rental property is intended to be held as long-term investments but may eventually be held-for-sale. Property is held for investment as rental property if the modeled present value of the future expected cash flows from use as a rental exceed the present value of expected cash flows from a sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of 27.5 years. We perform an impairment analysis for all rental property not held-for-sale using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

If the carrying amount of a held for investment asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using BPOs, comparable sales or realtor competitive market analysis. In some instances, appraisal information may be available and is used in addition to other measures of fair value.

From time to time, we perform property renovations to maximize the value of REO held-for-sale and held for investment. Such expenditures are generally advanced by our Servicer and recovered by our Servicer when the property is liquidated (for REO property held-for-sale) or upon completion of the renovations (for REO property held for investment). For residential and commercial properties that are not held-for-sale, the carrying value, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of 27.5 years. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. We generally intend to limit rental activity to multifamily or multi-unit single family properties.

Investments at fair value

Our Investments at Fair Value as of March 31, 2020 and December 31, 2019 consist of investments in senior and subordinate notes issued by joint ventures which we form with third party institutional accredited investors. We recognize income on the debt securities using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in our consolidated statements of comprehensive income. We mark our investments to fair value using prices received from our financing counterparties and believe any unrealized losses on our debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in our consolidated statements of income. Risks inherent in our debt securities portfolio, affecting both the valuation of the securities as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the COVID-19 outbreak, and damage to or delay in realizing the value of the underlying collateral. We monitor the credit quality of the mortgage loans in underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, we assess the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluate whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

Our Investments in beneficial interests as of March 31, 2020 and December 31, 2019 consist of investments in the trust certificates issued by joint ventures which we form with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate the investment. We account for our Investments in beneficial interests under CECL, as discussed under Mortgage Loans.

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

Results of Operations

For the three months ended March 31, 2020, we had net income attributable to common stockholders of $0.4 million, or $0.02 per share, for basic and diluted common shares. For the three months ended March 31, 2019, we had net income attributable to common stockholders of $7.3 million, or $0.39 per share, for basic and $0.36 for diluted common shares. Key items for the three months ended March 31, 2020 include:

•Formed a joint venture that acquired $184.8 million in unpaid principal balance ("UPB") of mortgage loans with collateral values of $292.9 million and an aggregate purchase price of $170.4 million. As of March 31, 2020, the joint venture was prefunded with $132.6 million of cash for additional loan purchases of which 677 RPLs with UPB of $123.2 million closed in April for a purchase price of $114.0 million. We retained $61.3 million of varying classes of related securities issued by the joint venture to end the quarter with $312.1 million of investments in debt securities and beneficial interests
•Purchased $0.2 million of NPLs with UPB of $0.2 million and underlying collateral values of $0.3 million, and 26 RPLs for $1.2 million, with UPB of $2.0 million and collateral values of $3.1 million to end the quarter with $1.1 billion in net mortgage loans
•Interest income of $27.3 million; net interest income after provision for credit losses of $9.1 million
•Overall cost of funds decreased approximately 21 basis points
•Net income attributable to common stockholders of $0.4 million
•Basic earnings per share ("EPS") of $0.02
•Taxable income of $0.05 per share
•Book value per share of $14.37 at March 31, 2020
•Collected total cash of $62.4 million, from loan payments, sales of real estate owned ("REO") and investments in debt securities and beneficial interests
•Held $31.2 million of cash and cash equivalents at March 31, 2020; average daily cash balance for the quarter was $58.6 million
•At March 31, 2020, approximately 74% of our portfolio based on UPB had made at least the last 12 out of 12 payments

Table 1: Results of Operations

	Three months ended March 31,
($ in thousands)	2020	2019
INCOME
Interest income	$27,286	$29,452
Interest expense	(13,070)	(15,685)
Net interest income	14,216	13,767
Provision for credit losses	(5,109)	(154)
Net interest income after provision for credit losses	9,107	13,613
Income/(Loss) from investments in affiliates	(1,112)	461
Loss on sale of mortgage loans	(705)	—
Other income	747	1,110
Total income	8,037	15,184
EXPENSE
Related party expense – loan servicing fees	2,014	2,506
Related party expense – management fee	1,799	1,688
Loan transaction expense	(103)	69
Professional fees	805	862
Real estate operating expenses	912	786
Other expense	1,025	1,081
Total expense	6,452	6,992
Loss on debt extinguishment	408	—
Income before provision for income taxes	1,177	8,192
Provision for income taxes (benefit)	(319)	71
Consolidated net income	1,496	8,121
Less: consolidated net income attributable to the non-controlling interest	1,096	791
Consolidated net income attributable to common stockholders	$400	$7,330
Our consolidated net income attributable to common stockholders decreased $6.9 million for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 primarily as a result of a $5.1 million provision for losses on our loan and investments in beneficial interest portfolios driven primarily by the expectation of deferrals of borrower payments, extended duration on loans and extensions of foreclosure timelines as a result of the relief provisions for the global pandemic caused by COVID-19. This reserve reflects the macroeconomic impact of the COVID-19 outbreak on mortgage loan and residential real estate markets generally and is not specific to any loan losses or impairments in our portfolio. We recorded a provision for losses in the amount of $0.2 million for the quarter ended March 31, 2019. Our book value declined to $14.37 per share from $15.80 at December 31, 2019 primarily from the effects of a $28.4 million non-cash mark-to-market adjustment to the fair value of our debt securities as generally determined by marks provided by our financing counterparties.

On January 1, 2020 we adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). Under CECL, we are required to record the net present value of the expected life of loan losses on our Mortgage loans and our Investments in beneficial interests. Our transition adjustment on January 1, 2020 resulted in a reclassification from discount to the allowance for losses in the amount of $14.4 million with no impact on Shareholder equity. On March 31, 2020, we recorded a charge to accrete $0.4 million of credit loss expense resulting from the January 1 transition adjustment and a $4.7 million increase in the allowance for losses driven by expectations derived from the COVID-19 outbreak, as described above. This resulted in a total provision for loss expense of $5.1 million for the first quarter of 2020.

We recorded a loss from our investments in affiliates of $1.1 million for the quarter ended March 31, 2020 compared to a gain of $0.5 million for the quarter ended March 31, 2019. The loss is primarily due to the flow through impact of mark-to-market losses on shares of our stock held by our Manager and our Servicer. We account for our investments in our Manager and our Servicer using the equity method of accounting and all elements of income, expense, gain and loss are picked up in proportion to our investment. Additionally, during the quarter ended March 31, 2020 we sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million. We sold no loans in the quarter ended March 31, 2019.

We recorded $0.9 million in impairments on our REO held-for-sale portfolio in real estate operating expense for the quarter ended March 31, 2020 compared to $0.5 million for the quarter ended March 31, 2019. We continue to liquidate our REO properties held-for-sale at a faster rate than we acquire properties, with 19 properties sold in the first quarter while five were added to REO held-for-sale through foreclosures. The impairment was driven primarily by an extension of expected liquidation timelines based on state and local eviction moratoriums, and additional related expenses, and an overall slow-down in real estate sales due to the impact of the COVID-19 outbreak. We expect the rate of new foreclosures to slow due to the current moratorium in many states.

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Net interest income after provision for loan losses decreased to $9.1 million for the three months ended March 31, 2020 from $13.6 million for the three months ended March 31, 2019 primarily as a result of $5.1 million in provisions for credit losses from across various aspects of our portfolio. The increase in the provision for credit losses is the result of losses driven by expectations derived from the COVID-19 outbreak, including the potential effect of Government mandated forbearance arrangements. As a result, for the three months ended March 31, 2020 we recorded provisions for credit losses of $2.1 million on our mortgage loan portfolio and $3.0 million on our investments in debt securities. Comparatively during the three months ended March 31, 2019 we recorded provisions for credit losses of $0.2 million on our mortgage loan portfolio and no provisions for credit losses on our investments in debt securities.

Our gross interest income decreased by $2.2 million to $27.3 million in the quarter ended March 31, 2020 from $29.5 million in the quarter ended March 31, 2019 due primarily to a decrease in the average balance of our mortgage loan portfolio driven partly by sales of mortgage loans, including the sale of loans to our 2019-C securitization on May 1, 2019, as well as from payoff of mortgage loans by borrowers. The volume of payoffs on the portfolio remained robust during the first quarter of 2020, with $47.0 million collected on our loan portfolio for the first quarter as compared to $44.7 million for the first quarter of 2019, as borrowers refinance or sell the underlying property.

Our interest expense decreased $2.6 million to $13.1 million in the quarter ended March 31, 2020 from $15.7 million in the quarter ended March 31, 2019 primarily due to a full quarter's impact of our rated secured borrowing that closed in November 2019.

The weighted average balance of our mortgage loan portfolio was $1.1 billion for the three months ended March 31, 2020 compared to $1.3 billion for the three months ended March 31, 2019. Additionally, we collected $62.4 million, excluding the loan sales proceeds, in cash payments and proceeds on our mortgage loans, our REO held-for-sale and our investments in securities for the three months ended March 31, 2020 compared to collections of $63.2 million for the three months ended March 31, 2019.

The interest income detail for the three months ended March 31, 2020 and 2019 are included in the table below ($ in thousands):

Table 2: Interest income detail

	Three months ended March 31,
	2020	2019
Accretable yield recognized on RPLs, NPLs and SBC loans, pooled	$21,737	$26,553
Interest income on securities	5,006	2,416
Interest income earned on other loans	384	158
Bank interest income	121	320
Other interest income	38	5
Interest income	$27,286	$29,452
Provision for credit losses	(5,109)	(154)
Interest income after provision for credit losses	$22,177	$29,298

The average balance of our mortgage loan portfolio, investment in securities and debt outstanding for the three months ended March 31, 2020 and 2019 are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended March 31,
	2020	2019
Average mortgage loan portfolio	$1,135,336	$1,306,500
Average carrying value of debt securities and beneficial interests	$298,304	$135,449
Total average asset level debt	$1,067,983	$1,127,673

Other Income

Other income decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to decreased rental income from the impact on our rental portfolio as a result our Gaea capital raise in November 2019 and lower income from the federal government's Home Affordable Modification Program ("HAMP") as more loans reach the five-year threshold for where any additional fees will have been earned. This was offset by increased net gain on sale of property held-for-sale. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	Three months ended March 31,
	2020	2019
Net gain on sale of Property held-for-sale	$413	$103
Late fee income	185	230
HAMP fees	138	384
Rental Income	11	385
Other income	—	8
Total Other Income	$747	$1,110

Expenses

Total expenses for the three months ended March 31, 2020 decreased from the three months ended March 31, 2019 due to a decrease in loan servicing fees as a result of a lower average balance of our mortgage loan portfolio and because our interest income from debt securities and beneficial interests is recorded net of servicing fees. This was offset by REO impairments, an element of our real estate operating expenses, which increased from $0.5 million for the three months ended March 31, 2019 to $0.9 million for the three months ended March 31, 2020. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended March 31,
	2020	2019
Related party expense – loan servicing fees	$2,014	$2,506
Related party expense - management fee	1,799	1,688
Other expense	1,025	1,081
Real estate operating expenses	912	786
Professional fees	805	862
Loan transaction expense	(103)	69
Total expenses	$6,452	$6,992

Other expense decreased for the three months ended March 31, 2020 over the comparable period in 2019 primarily due to a decrease in employee and service provider share grants and taxes and regulatory expense offset by lower travel expense. Travel expense is primarily incurred during due diligence prior to and subsequent to portfolio acquisition. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended March 31,
	2020	2019
Insurance	$184	$159
Employee and service provider share grants	174	250
Borrowing related expenses	170	197
Travel, meals, entertainment	138	101
Directors' fees and grants	109	97
Other expense	97	67
Software licenses and amortization	70	47
Taxes and regulatory expense	46	112
Internal audit services	37	51
Total Other expense	$1,025	$1,081

Equity and Net Book Value per Share

Our net book value per share was $14.37 and $15.80 at March 31, 2020 and December 31, 2019, respectively. Our decrease in book value was driven primarily by the reduction in equity that resulted from the fair value adjustments of $28.4 million taken on our portfolio of debt securities recorded to Other comprehensive income. While GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, the subtraction of non-controlling interests classified in equity, and shares for Manager and director fees that were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Share

	March 31, 2020	December 31, 2019
Outstanding shares	22,921,935	22,142,143
Adjustments for:
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	3,468	2,600
Conversion of convertible senior notes into shares of common stock	8,007,089	8,270,208
Total adjusted shares outstanding	30,932,492	30,414,951

Equity at period end	$357,274	$384,084
Net increase in equity from expected conversion of convertible senior notes	112,750	120,669
Adjustment for equity due to non-controlling interests	(25,414)	(24,257)
Adjusted equity	$444,610	$480,496
Book value per share	$14.37	$15.80

Mortgage Loan Portfolio

For the three months ended March 31, 2020, we acquired 26 RPLs with an aggregated acquisition price of $1.2 million, representing 61.7% of UPB. Comparatively, for the three months ended March 31, 2019, we acquired 38 RPLs with an aggregate acquisition price of $7.2 million, representing 84.8% of UPB. We acquired one NPL loan for an acquisition price of

$0.2 million, representing 81.5% of UPB for the three month periods ended March 31, 2020. Comparatively, during the three months ended March 31, 2019 we acquired no NPLs.

For the three months ended March 31, 2020, we acquired no SBC loans. Comparatively, for the three months ended March 31, 2019 we acquired 19 SBC loans, with UPB of $17.8 million that represented 62.0% of the underlying collateral value of $28.7 million. We ended the period with $1.1 billion of mortgage loans with an aggregate UPB of $1.2 billion as of March 31, 2020 and $1.3 billion of mortgage loans with an aggregate UPB of $1.5 billion as of March 31, 2019.

The following table shows loan portfolio acquisitions that includes paid in full loans after acquisition but before boarding by the Servicer, for the three months ended March 31, 2020, and 2019 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended March 31,
	2020	2019
RPLs
Count	26	38
UPB	$1,952	$8,495
Purchase price	$1,205	$7,205
Purchase price % of UPB	61.7%	84.8%
NPLs
Count	1	—
UPB	$227	$—
Purchase price	$185	$—
Purchase price % of UPB	81.5%	—%

Table 9: Commercial loans non-pooled

	Three months ended March 31,
	2020	2019
SBC loans non-pooled
Count	—	19
UPB	$—	$17,776
Undrawn UPB at acquisition	$—	$469
Issue price % of collateral value	—%	62.0%

During the three months ended March 31, 2020, 151 mortgage loans, representing 4.5% of our ending UPB, were liquidated. Comparatively, during the three months ended March 31, 2019, 151 mortgage loans, representing 1.7% of our ending UPB, were liquidated. Our loan portfolio activity for the three months ended March 31, 2020 and 2019 are presented below ($ in thousands):

Table 10: Loan Portfolio Activity

	Three months ended March 31,
	2020	2019
Beginning carrying value	$1,151,469	$1,310,873
RPL, NPL and SBC pool portfolio acquisitions, net cost basis	185	7,205
Other non-pooled portfolio acquisitions, net cost basis	1,206	17,793
Accretion recognized	21,745	26,586
Payments received, net	(46,960)	(44,460)
Reclassifications to REO	(814)	(4,171)
Sale of mortgage loans	(26,111)	—
Provision for credit losses on mortgage loans	(2,122)	(154)
Other	31	5
Ending carrying value	$1,098,629	$1,313,677

Table 11: Portfolio Composition

As of March 31, 2020 and December 31, 2019, our portfolios consisted of the following ($ in thousands):

March 31, 2020(1,2)		December 31, 2019(1,2)
No. of Loans	6,060	No. of Loans	6,184
Total UPB	$1,207,885	Total UPB	$1,268,126
Interest-Bearing Balance	$1,131,370	Interest-Bearing Balance	$1,190,917
Deferred Balance(3)	$76,515	Deferred Balance(3)	$77,209
Market Value of Collateral(4)	$1,917,331	Market Value of Collateral(4)	$1,783,856
Price/Total UPB(5)	82.4%	Price/Total UPB(5)	82.9%
Price/Market Value of Collateral	54.8%	Price/Market Value of Collateral	61.9%
Weighted Average Coupon	4.52%	Weighted Average Coupon	4.55%
Weighted Average LTV(6)	74.5%	Weighted Average LTV(6)	83.5%
Weighted Average Remaining Term (months)	304	Weighted Average Remaining Term (months)	311
No. of first liens	6,001	No. of first liens	6,124
No. of second liens	59	No. of second liens	60
No. of Rental Properties	9	No. of Rental Properties	10
Capital Invested in Rental Properties	$1,394	Capital Invested in Rental Properties	$1,591
RPLs loans	97.1%	RPLs loans	95.3%
NPLs loans	2.5%	NPLs loans	2.7%
Small-balance commercial loans	0.4%	Small-balance commercial loans	2.0%
No. of Other REO	45	No. of Other REO	58
Market Value of Other REO(7)	$11,329	Market Value of Other REO(7)	$13,987
Carrying value of debt securities and beneficial interests in trusts	$346,450	Carrying value of debt securities and beneficial interests in trusts	$288,362
Loans with 12 for 12 payments as an approximate percentage of UPB (8)	74.0%	Loans with 12 for 12 payments as an approximate percentage of UPB (8)	76.0%
Loans with 24 for 24 payments as an approximate percentage of UPB (9)	67.0%	Loans with 24 for 24 payments as an approximate percentage of UPB (9)	64.0%

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
(4)As of date of acquisition.
(5)At March 31, 2020 and December 31, 2019, our loan portfolio consists of fixed rate (52.1% of UPB), ARM (9.4% of UPB) and Hybrid ARM (38.5% of UPB); and fixed rate (52.8% of UPB), ARM (9.5% of UPB) and Hybrid ARM (37.7% of UPB), respectively.
(6)UPB as of March 31, 2020 and December 31, 2019, divided by market value of collateral and weighted by the UPB of the loan.
(7)Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, BPOs, or other market indicators of fair value including list price or contract price.
(8)Loans that have made at least 12 of the last 12 payments, or for which the full dollar amount to cover at least 12 payments has been made in the last 12 months.
(9)Loans that have made at least 24 of the last 24 payments, or for which the full dollar amount to cover at least 24 payments has been made in the last 24 months.

Table 12: Portfolio Characteristics

The following tables present certain characteristics of our mortgage loans by year of origination as of March 31, 2020 and December 31, 2019, respectively ($ in thousands):

Portfolio at March 31, 2020

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	612	3,516	1,932
Unpaid principal balance	$123,662	$806,805	$277,418
Mortgage loan portfolio by year of origination	10.2%	66.8%	23.0%
Loan Attributes:
Weighted average loan age (months)	107.3	157.6	196.5
Weighted Average loan-to-value	72.4%	78.8%	64.8%
Delinquency Performance:
Current	51.4%	55.1%	54.0%
30 days delinquent	13.1%	12.6%	13.9%
60 days delinquent	9.1%	8.4%	10.1%
90+ days delinquent	22.7%	19.1%	18.3%
Foreclosure	3.7%	4.8%	3.7%

Portfolio at December 31, 2019

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	625	3,576	1,983
Unpaid principal balance	$153,923	$826,684	$287,519
Mortgage loan portfolio by year of origination	12.1%	65.2%	22.7%
Loan Attributes:
Weighted average loan age (months)	88.0	154.5	193.3
Weighted Average loan-to-value	72.7%	81.2%	66.5%
Delinquency Performance:
Current	61.9%	56.9%	58.8%
30 days delinquent	9.5%	13.0%	12.6%
60 days delinquent	6.5%	8.4%	8.2%
90+ days delinquent	20.5%	17.3%	17.3%
Foreclosure	1.6%	4.4%	3.1%

Table 13: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at March 31, 2020 and December 31, 2019 ($ in thousands):

March 31, 2020						December 31, 2019
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA(2)	962	$330,994	27.4%	$575,714	30.0%	CA	1,010	$370,838	29.2%	$564,169	31.6%
FL	676	117,008	9.7%	183,163	9.6%	FL	689	119,728	9.4%	156,967	8.8%
NY(2)	327	103,473	8.6%	175,429	9.1%	NY	331	105,853	8.3%	161,646	9.1%
NJ (2)	295	66,828	5.5%	88,579	4.6%	NJ	290	66,762	5.3%	80,472	4.5%
MD	253	61,581	5.1%	78,503	4.1%	MD	257	63,349	5.0%	74,027	4.2%
GA	355	47,694	4.0%	71,522	3.7%	GA	363	48,969	3.9%	62,960	3.5%
VA	201	43,217	3.6%	60,873	3.2%	VA	206	44,193	3.5%	57,678	3.2%
IL	223	41,929	3.5%	53,587	2.8%	IL	228	42,962	3.4%	49,586	2.8%
TX	392	38,310	3.2%	75,244	3.9%	TX	399	39,689	3.1%	69,874	3.9%
MA	177	36,146	3.0%	59,155	3.1%	MA	181	37,596	3.0%	53,785	3.0%
NC	244	31,259	2.6%	46,895	2.5%	NC	240	31,402	2.5%	42,977	2.4%
WA	109	27,364	2.3%	48,364	2.5%	WA	114	28,489	2.2%	43,372	2.4%
AZ	152	25,884	2.2%	40,914	2.1%	AZ	154	26,321	2.1%	34,277	1.9%
NV	106	20,989	1.8%	33,355	1.7%	NV	107	21,384	1.7%	27,540	1.5%
PA	175	20,287	1.7%	28,736	1.5%	PA	180	20,978	1.7%	26,936	1.5%
SC	127	14,855	1.2%	22,757	1.2%	SC	129	15,282	1.2%	21,263	1.2%
MI	95	13,283	1.1%	22,704	1.2%	MI	98	14,339	1.1%	21,876	1.2%
OH	109	13,271	1.1%	17,030	0.9%	OH	110	13,515	1.1%	15,451	0.9%
OR	64	12,678	1.1%	21,749	1.1%	OR	66	12,991	1.0%	19,519	1.1%
CT	72	12,521	1.0%	16,224	0.8%	CT	72	12,594	1.0%	15,832	0.9%
TN	112	11,960	1.0%	21,090	1.1%	TN	115	12,566	1.0%	19,203	1.1%
CO	59	11,633	1.0%	23,735	1.2%	CO	63	12,368	1.0%	22,471	1.3%
MO	80	9,951	0.8%	13,275	0.7%	MN	54	10,200	0.8%	12,753	0.7%
MN	53	9,839	0.8%	13,651	0.7%	MO	80	10,003	0.8%	12,427	0.7%
IN	98	9,407	0.8%	13,789	0.7%	IN	100	9,521	0.8%	12,545	0.7%
UT	51	8,705	0.7%	17,196	0.9%	UT	52	8,923	0.7%	13,957	0.8%
LA	72	7,531	0.6%	11,259	0.6%	LA	74	7,585	0.6%	11,389	0.6%
HI	17	7,207	0.6%	10,444	0.6%	HI	17	7,229	0.6%	10,093	0.6%
DE	33	6,540	0.5%	7,702	0.4%	DE	33	6,566	0.5%	7,626	0.4%
WI	37	4,738	0.4%	6,126	0.3%	WI	37	4,772	0.4%	5,827	0.3%
DC	16	4,525	0.4%	7,180	0.4%	DC	16	4,542	0.4%	6,368	0.4%
NM	30	4,498	0.4%	5,985	0.3%	NM	30	4,525	0.4%	5,407	0.3%
KY	34	3,951	0.3%	5,551	0.3%	KY	34	3,969	0.3%	5,213	0.3%
AL	42	3,435	0.3%	4,303	0.2%	AL	43	3,569	0.3%	4,480	0.3%
RI	15	3,220	0.3%	4,700	0.3%	RI	15	3,232	0.3%	4,188	0.2%
NH	17	3,003	0.3%	4,608	0.3%	NH	17	3,016	0.2%	4,290	0.3%
OK	29	2,610	0.2%	4,048	0.2%	OK	30	2,631	0.2%	3,948	0.2%
MS	28	2,525	0.2%	3,435	0.2%	MS	25	2,389	0.2%	3,062	0.2%
ID	14	1,717	0.1%	3,311	0.2%	ID	14	1,723	0.1%	2,755	0.2%
IA	16	1,588	0.1%	2,028	0.1%	IA	16	1,599	0.1%	2,011	0.1%
WV	17	1,585	0.1%	2,014	0.1%	WV	17	1,595	0.1%	2,208	0.1%
ME	11	1,553	0.1%	1,903	0.1%	ME	11	1,564	0.1%	1,829	0.1%
KS	18	1,375	0.1%	2,736	0.2%	KS	18	1,391	0.1%	2,435	0.1%
AR	18	1,313	0.1%	1,814	0.1%	AR	18	1,318	0.1%	1,777	0.1%
MT	5	692	0.1%	1,076	0.1%	NE	6	702	0.1%	836	0.1%
PR	6	541	—%	629	—%	MT	5	697	0.1%	1,005	0.1%
NE	4	532	—%	581	—%	PR	6	546	—%	838	0.1%
WY	4	517	—%	589	—%	WY	4	519	—%	593	—%
SD	3	508	—%	701	0.1%	SD	3	509	—%	678	—%
VT	2	462	—%	505	—%	VT	2	467	—%	470	—%
ND	3	401	—%	481	—%	ND	3	403	—%	595	—%
AK	2	252	—%	389	—%	AK	2	253	—%	372	—%
	6,060	$1,207,885	100.0%	$1,917,331	100.0%		6,184	$1,268,126	100.0%	$1,783,856	100.0%

(1) As of date of acquisition.
(2) State significantly impacted by the COVID-19 pandemic.

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

As of March 31, 2020 and December 31, 2019, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, beneficial interests and rental properties. We also held approximately $31.2 million of cash and cash equivalents, a decrease of $33.2 million from our balance of $64.3 million at December 31, 2019. Our average daily cash balance during the quarter was $58.6 million, a decrease of $7.5 million from our average daily cash balance of $66.1 million during the three months ended December 31, 2019.

Our collections of principal and interest payments on mortgage loans and securities, payoffs of mortgage loans and proceeds on the sale of our property held-for-sale and sale of debt securities held as investments were $62.4 million and $63.2 million for the three months ended March 31, 2020 and 2019, respectively. We currently expect the pace of loan prepayments to slow due to COVID-19.

Our operating cash outflows, including the effect of restricted cash, for the three months ended March 31, 2020 and 2019 were $30.4 million and $5.0 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $12.3 million and $15.7 million for the three months ended March 31, 2020 and 2019, respectively. Non-cash interest income accretion was $9.5 million and $10.9 million for the three months ended March 31, 2020 and 2019, respectively. We also recognized a loss of $0.7 million from the sale of 26 mortgage loans during the quarter to Gaea, an affiliated entity. No loans were sold during the three months ended March 31, 2019. We expect, however, that the impact of the COVID-19 outbreak will put pressure on our cash flow from operations as we enter into loan modifications on certain of our loans permitting interest payments to be deferred. Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be Investing activities under GAAP, and the cash flows from these activities are included in the investing section of our consolidated statements of cash flows.

For the three months ended March 31, 2020 our investing cash inflow of $11.0 million was primarily driven by the sale of mortgage loans to Gaea in the amount of $25.4 million and principal payments on and payoffs of our mortgage loan portfolio of $34.6 million, principal payments on and payoffs of our debt securities and beneficial interests of $10.2 million, offset by purchases of debt securities and beneficial interests of $61.3 million and acquisitions of mortgage loans of $1.4 million. For the three months ended March 31, 2019 our investing cash outflow of $5.6 million was primarily driven by the acquisitions of our mortgage loans of $25.0 million and purchases of debt securities, beneficial interests and equity securities of $64.0 million offset by principal payments on and payoffs of our mortgage loan portfolio of $28.8 million, principal payments on and payoffs of our debt securities and beneficial interests of $11.9 million, sale of our debt securities of $39.6 million and sale of our property held-for-sale.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the three months ended March 31, 2020, we had net financing cash outflows of $13.8 million from our pay down of existing debt obligations, primarily driven by repayments of $55.4 million on repurchase transactions, $22.6 million on secured debt and the repurchase of our senior convertible notes for a net cash impact of $8.2 million, partially offset by additional borrowing through repurchase transactions of $72.4 million. For the three months ended March 31, 2019, we had net cash outflows from financing activities of $3.0 million primarily driven by our pay down of existing debt obligations of $45.5 million on repurchase transactions and $17.8 million on secured debt offset by proceeds from our repurchase transactions of $67.5 million. For the three months ended March 31, 2020 and 2019 we paid $0.1 million and $7.2 million, respectively, in combined dividends and distributions.

Financing Activities — Equity offerings

During the three months ended March 31, 2020, we did not sell any shares of common stock under our at-the-market program which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From inception (January 30, 2014) to March 31, 2020, we have completed 15 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See Table 17: Investments in joint ventures), through securtiziation trusts pursuant to Rule 144A under the Securities Act, six of which were outstanding at March 31, 2020. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our secured borrowings are generally structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our Ajax Mortgage Loan Trusts 2017-D ("2017-D") secured borrowings, from which we sold a 50% interest in the Class A notes and a 50% interest in the residual equity to third parties and 2018-C secured borrowings, from which we sold a 95% interest in the Class A notes and 37% in the Class B and trust certificates, we have retained the subordinate notes and the applicable trust certificates from the other six secured borrowings outstanding at March 31, 2020.

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

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at March 31, 2020 at their respective cutoff dates:

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

During the last two weeks of March 2020, we received margin calls from financing counterparties in the amount of $28.2 million due to the turmoil in the financial markets resulting from the COVID-19 outbreak. As of March 31, 2020, we had $32.4 million of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on our consolidated balance sheet at March 31, 2020 and is not netted against our Borrowings under repurchase agreements

A summary of our outstanding repurchase transactions at March 31, 2020 and December 31, 2019 is as follows ($ in thousands):

Table 15: Repurchase Transactions by Maturity Date

			March 31, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 2, 2020	January 3, 2020	$1,758	$1,758	$2,388	136%	2.96%
April 2, 2020	January 3, 2020	1,684	1,684	2,287	136%	2.96%
April 13, 2020	March 12, 2020	37,201	37,201	49,877	134%	2.46%
April 13, 2020	March 12, 2020	3,236	3,236	4,655	144%	2.56%
April 22, 2020	March 24, 2020	35,381	35,381	51,679	146%	5.00%
April 27, 2020	January 28, 2020	5,749	5,749	7,464	130%	3.00%
April 27, 2020	March 27, 2020	4,811	4,811	10,024	208%	3.71%
April 27, 2020	March 27, 2020	4,108	4,108	7,101	173%	3.71%
April 27, 2020	January 28, 2020	2,522	2,522	3,381	134%	2.80%
April 27, 2020	March 27, 2020	2,153	2,153	10,938	508%	3.86%
June 3, 2020	March 3, 2020	20,987	20,987	27,814	133%	3.11%
June 3, 2020	March 3, 2020	11,181	11,181	14,682	131%	3.11%
June 3, 2020	March 3, 2020	10,019	10,019	13,192	132%	3.11%
June 3, 2020	December 6, 2019	6,097	6,097	7,565	124%	3.64%
June 3, 2020	March 3, 2020	5,161	5,161	6,616	128%	3.11%
June 3, 2020	December 6, 2019	4,704	4,704	5,755	122%	3.64%
June 3, 2020	March 3, 2020	3,827	3,827	4,907	128%	3.11%
June 3, 2020	December 6, 2019	3,053	3,053	3,959	130%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	March 3, 2020	1,848	1,848	2,640	143%	3.21%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	March 20, 2020	14,599	14,599	19,893	136%	6.22%
June 19, 2020	December 19, 2019	13,447	13,447	17,077	127%	3.55%
June 19, 2020	March 20, 2020	9,571	9,571	13,043	136%	6.22%
June 19, 2020	March 20, 2020	4,691	4,691	6,089	130%	6.22%
June 19, 2020	March 20, 2020	2,665	2,665	4,050	152%	6.72%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 26, 2020	March 26, 2020	20,906	20,906	31,930	153%	9.23%
June 30, 2020	January 3, 2020	8,328	8,328	3,656	44%	3.56%
June 30, 2020	January 3, 2020	6,099	6,099	9,038	148%	3.56%
June 30, 2020	December 30, 2019	5,286	5,286	6,850	130%	3.57%
June 30, 2020	January 3, 2020	5,116	5,116	6,721	131%	3.56%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	January 13, 2020	9,020	9,020	13,016	144%	3.67%
July 31, 2020	February 3, 2020	7,763	7,763	9,702	125%	3.56%
July 31, 2020	February 3, 2020	7,151	7,151	9,537	133%	3.56%
July 10, 2020	July 15, 2016	250,000	30,141	44,217	147%	3.38%
September 24, 2020	September 25, 2019	400,000	112,885	164,103	145%	3.11%
Totals		$938,065	$431,091	$607,167	141%	3.86%

			December 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 3, 2020	November 26, 2019	$8,411	$8,411	$11,098	132%	3.45%
January 3, 2020	November 26, 2019	6,093	6,093	9,038	148%	3.45%
January 3, 2020	November 26, 2019	5,175	5,175	6,855	132%	3.45%
January 3, 2020	December 2, 2019	11,966	11,966	15,742	132%	3.45%
January 3, 2020	December 2, 2019	10,648	10,648	14,058	132%	3.45%
January 3, 2020	December 2, 2019	5,485	5,485	7,050	129%	3.45%
January 3, 2020	December 2, 2019	4,096	4,096	5,261	128%	3.45%
January 3, 2020	December 2, 2019	1,644	1,644	2,388	145%	3.55%
January 3, 2020	December 2, 2019	1,576	1,576	2,287	145%	3.55%
January 10, 2020	December 11, 2019	21,088	21,088	28,284	134%	3.47%
January 10, 2020	December 11, 2019	1,808	1,808	2,640	146%	3.57%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
January 21, 2020	December 20, 2019	15,718	15,718	20,623	131%	3.41%
January 21, 2020	December 20, 2019	10,305	10,305	13,521	131%	3.41%
January 21, 2020	December 20, 2019	5,840	5,840	7,324	125%	3.41%
January 21, 2020	December 20, 2019	2,784	2,784	4,050	145%	3.51%
January 28, 2020	October 30, 2019	5,318	5,318	7,464	140%	3.19%
January 28, 2020	October 30, 2019	2,520	2,520	3,381	134%	2.99%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
February 24, 2020	November 26, 2019	41,412	41,412	54,828	132%	2.92%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,423	127%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	34,591	128%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,709	127%	3.79%
June 3, 2020	December 6, 2019	6,097	6,097	7,891	129%	3.64%
June 3, 2020	December 6, 2019	4,704	4,704	6,106	130%	3.64%
June 3, 2020	December 6, 2019	3,053	3,053	4,035	132%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	December 19, 2019	13,447	13,447	18,076	134%	3.55%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 30, 2020	December 30, 2019	5,286	5,286	7,044	133%	3.57%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	July 15, 2016	250,000	28,931	57,397	198%	4.28%
September 24, 2020	September 25, 2019	400,000	116,662	164,403	141%	4.24%
Totals		$918,521	$414,114	$580,167	140%	3.77%

As of March 31, 2020, we had $431.1 million outstanding under our repurchase transactions compared to $414.1 million as of December 31, 2019. The maximum month-end balance outstanding during the three months ended March 31, 2020 was $467.3 million, compared to a maximum month-end balance for the three months ended December 31, 2019, of $438.4 million. The following table presents certain details of our repurchase transactions for the three months ended March 31, 2020 and December 31, 2019 ($ in thousands):

Table 16: Repurchase Balances

	Three months ended
	March 31, 2020	December 31, 2019
Balance at the end of period	$431,091	$414,114
Maximum month-end balance outstanding during the quarter	$467,344	$438,388
Average balance	$417,379	$422,837

The decrease in our average balance from $422.8 million for the three months ended December 31, 2019 to our average balance of $417.4 million for the three months ended March 31, 2020 was due to a net decrease in repurchase financing during the three months ended March 31, 2020, as a result of decreased investments in mortgage loans and debt securities.

As of March 31, 2020 and December 31, 2019, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings and our Senior convertible notes.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

Dividends

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors. On March 25, 2020 we announced that we would pay our previously declared cash dividend of $0.32 per share in shares of our common stock. The value was based on the $9.14 per share closing price on the record date. As a result, on March 27, 2020, we issued 781,222 shares of our common stock in fulfillment of the dividend.

On May 3, 2020, our Board of Directors declared a cash dividend of $0.17 per share, paid on May 29, 2020 to stockholders of record as of May 15, 2020. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock, plus distributions on our externally-held operating partnership units, plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock, plus cash special dividends on our commons stock, plus distributions on our externally-held operating partnership units all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. During the three months ended of March 31, 2020 and 2019, we recorded $0 and $0.2 million, respectively, in expense for incentive fees payable to our Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 4.73% on an annualized basis of our book value of $14.37 per share at March 31, 2020. However, if our taxable income increases to the levels we experienced during 2019, we could continue to exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related party transactions.

Capital resources

Subsequent to the end of the March 31, 2020 quarter, we closed on a private placement of $80.0 million of our preferred stock and warrants to institutional accredited investors pursuant to a securities purchase agreement dated April 3, 2020. We issued 820,000 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,380,000 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to us at a specified put price on or after July 6, 2023. In addition, we granted the purchasers an option to purchase up to an additional 800,000 shares of Series A Preferred Stock and Series B Preferred Stock and warrants to purchase an aggregate of 1,000,000 shares of our common stock on the same terms. We expect to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets.

We believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. As the local and global economies have weakened as a result of COVID-19, ensuring adequate liquidity is critical. We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, dividend payments, and working capital, to the extent not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic to adversely impact our future operating cash flows due to the inability of some of our borrowers to make scheduled payments on time or at all, and the potential for HPA decline.

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

Table 17: Investments in joint ventures

We form joint ventures with third party institutional accredited investors to purchase mortgage loans and other mortgage related assets. The debt securities and beneficial interests we carry on our consolidated balance sheets are issued by securitization trusts formed by these joint ventures, which are VIEs, that we have sponsored but which we do not consolidate since we have determined we are not the primary beneficiary.

A summary of our investments in joint ventures is presented below(1) ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	9.36%	$8,521	$6,721
	Trust certificates	$22,759	—	9.36%	$2,130	$2,144

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	20.00%	$13,275	$6,089
	Trust certificates	$28,447	—	20.00%	$5,689	$4,109

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$14,594
	Trust certificates	$20,166	—	20.00%	$4,033	$3,915

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	5.01%	$4,313	$3,963
	Class B notes due 2058	$8,035	5.25%	20.00%	$1,607	$1,605
	Trust certificates	$20,662	—	20.00%	$4,132	$4,130

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	5.01%	$9,018	$7,565
	Class B notes due 2058	$16,800	5.25%	20.00%	$2,520	$3,360
	Trust certificates	$43,201	—	20.00%	$6,480	$8,252

Ajax Mortgage Loan Trust 2018-G/ December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$32,936
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—	25.00%	$10,414	$10,585

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$19,588
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—	20.00%	$6,134	$6,137

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$19,807
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—	15.00%	$5,880	$5,976

Ajax Mortgage Loan Trust 2019-C/ May 2019	Class A notes due 2058	$150,037	3.95%	5.00%	$7,502	$6,836
	Class B notes due 2058	$14,003	5.25%	34.00%	$4,761	$4,761
	Trust certificates	$36,009	—	34.00%	$12,243	$12,417

Ajax Mortgage Loan Trust 2019-E/September 2019	Class A notes due 2059	$181,101	3.00%	20.00%	$36,220	$31,930
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	20.00%	$28,284	$27,814
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640
	Trust certificates	$33,941	—%	20.00%	$6,788	$6,858

Ajax Mortgage Loan Trust 2019-H/ December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$17,077
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,393

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$49,877
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,655
	Trust certificates	$59,852	—%	20.00%	$11,970	$11,970

(1)Table does not include our 2017-D and 2018-C securitizations with total original outstanding principal of $222.3 million and $227.3 million, respectively, as these trusts are included in our consolidated financial statements.

Table 18: Contractual Obligations

A summary of our contractual obligations as of March 31, 2020 and December 31, 2019 is as follows ($ in thousands):

March 31, 2020	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$115,850	$—	$—	$115,850	$—
Borrowings under repurchase agreements	431,091	431,091	—	—	—
Interest on convertible senior notes	36,046	8,399	16,798	10,849	—
Interest on repurchase agreements	4,086	4,086	—	—	—
Total	$587,073	$443,576	$16,798	$126,699	$—

December 31, 2019	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$123,850	$—
Borrowings under repurchase agreements	414,114	414,114	—	—	—
Interest on convertible senior notes	40,780	8,979	17,958	13,843	—
Interest on repurchase agreements	5,699	5,699	—	—	—
Total	$584,443	$428,792	$17,958	$137,693	$—

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

Subsequent Events

Since quarter end, we have acquired 677 residential RPLs with aggregate UPB of $123.2 million in one transaction from a single seller. The purchase price equaled 92.5% of UPB and 60.0% of the estimated market value of the underlying collateral of $189.9 million. The loans were acquired into the joint venture formed in March 2020 with proceeds from the established prefunding account.

On April 6, 2020 we closed a private placement of $80.0 million of preferred stock and warrants to institutional accredited investors pursuant to a securities purchase agreement dated April 3, 2020. We issued 820,000 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,380,000 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 4,000,000 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to us at a specified put price on or after July 6, 2023. In addition, we granted the purchasers an option to purchase up to an additional 800,000 shares of Series A Preferred Stock and Series B Preferred Stock and warrants to purchase an aggregate of 1,000,000 shares of our common stock on the same terms. We expect to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with our investment strategy.

On April 28, 2020, our Board of Directors approved the Third Amended and Restated Management Agreement with our Manager, which provides us with the option to pay our management fee with between 50% to 100% cash at our discretion, and pay the remainder in shares of our common stock.

On May 3, 2020, our Board of Directors declared a cash dividend of $0.17 per share to be paid on May 29, 2020 to our common stockholders of record as of May 15, 2020. On March 27, 2020, we paid the dividend of $0.32 per share we previously announced in February 2020 in shares of our common stock (valued based upon the closing price on the record date) in lieu of cash.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to real estate risk, interest rate risk, prepayment risk and credit risk. We seek to actively manage these and other risks and to acquire and hold assets at prices that we believe justify bearing those risks, and to maintain capital levels consistent with those risks. The COVID-19 pandemic presents risks and uncertainties that we describe under “Risk Factors,” and many of these are outside of our control.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns, public health crises and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Increases in interest rates will result in lower refinancing volume, and home price increases will slow. Decreases in property values could cause us to suffer losses.

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

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of the mortgage loans we own as well as the mortgage loans underlying our retained MBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Changes in prepayment rates will have varying effects on the different types of assets in our portfolio. We attempt to take these effects into account. We will generally purchase RPLs and NPLs at discounts from UPB and underlying property values. An increase in prepayments would accelerate the repayment of the discount and lead to increased yield on our assets while also causing re-investment risk that we can find additional assets with the same interest and return levels. A decrease in prepayments would likely have the opposite effects. We currently expect the pace of loan prepayments to slow due to COVID-19.

Credit Risk

We are subject to credit risk in connection with our assets. While we will engage in diligence on assets we will acquire, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead us to misprice acquisitions. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns, public health crises and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes.

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

Item 1A. Risk Factors

You should carefully consider the risks described below together with the other information included in this quarterly report. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value of our common stock could decline.

Risks Related to Our Business

The recent outbreak of COVID-19 has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.

We believe the worldwide COVID-19 pandemic has negatively affected our business and is likely to continue to do so. The outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that have been or may be taken by various governmental authorities in response to the outbreak (such as quarantines, travel restrictions and mandated forbearance measures on mortgage collections) and the possible further impacts on the global economy. The continued spread of COVID–19 could also negatively impact the availability of key personnel necessary to conduct our business. Additionally, governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. These programs will be effective, sufficient or otherwise may have a positive material and adverse impact on our business.

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

A significant percentage of the mortgage loans we own are higher risk loans, meaning that the loans are made to less creditworthy borrowers or for properties the value of which has decreased, including as a result of the COVID-19 pandemic. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with mortgage market reforms and recent and possible future regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by state and U.S. federal regulators or may experience higher compliance costs, which could result in a further increase in servicing costs. Through the Servicing Agreement, the Servicer passes along to us many of the additional third-party expenses incurred by it in servicing these higher risk loans. The greater cost of servicing higher risk loans, which may be further increased through regulatory changes, could adversely affect our business, financial condition and results of operations.

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

In addition, mortgage-related assets generally experience periods of illiquidity, including periods of delinquencies and defaults with respect to residential and commercial mortgage loans. Further, validating third-party pricing for illiquid assets may be more subjective than for liquid assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we have or could be attributed with material non-public information. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition.

The principal and interest payments on our retained MBS are not guaranteed by any entity and, therefore, are subject to increased risks, including credit risk as a result of the COVID-19 pandemic.

We create and retain MBS that are backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines. Consequently, the principal and interest on those MBS are not guaranteed by GSEs such as Fannie Mae and Freddie Mac, or securitized through Ginnie Mae. We do not currently expect to acquire third-party non-Agency MBS. Our MBS are and will be subject to many of the risks of the respective underlying mortgage loans. In particular, the market for MBS has been, and is expected to continue to be, significantly and adversely impacted by the COVID-19 pandemic. A residential mortgage loan is typically secured by a single-family residential property and is subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property depends upon the income or assets of the borrower. A number of factors, including the impact of the COVID-19 pandemic, a prolonged economic downturn, unemployment, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their mortgage loans. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent.

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

Residential mortgage loan modification, refinance, or forbearance programs, future legislative action, and other actions and changes in the general economy may materially and adversely affect the supply of, value of, and returns on RPLs and NPLs.

Our business model depends on the acquisition of a steady supply of RPLs, our ability to support continued performance by borrowers under RPLs, the success of our loan modification and other resolution efforts and to a certain extent, the conversion of a portion of those loans to REO that we can then sell or rent. The number of RPLs available for purchase may be reduced by uncertainty in the lending industry and the governmental sector and/or as a result of general economic conditions. Lenders have delayed foreclosure proceedings, offered payment forbearance, renegotiated interest rates, or refinanced loans for borrowers who face foreclosure.

In addition, as a reaction to the COVID-19 outbreak, the U.S. federal government has instituted and may continue to institute programs aimed at assisting at-risk homeowners, or reducing the number of properties going into foreclosure or going into non-performing status. Government sponsored or mandated loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans or to extend the payment terms of the loans. For example, section 4022 of the Coronavirus Aid, Relief, and Economic Security Act (or the “CARES Act”), requires that for a limited period of time, and upon a request by a borrower with a federally backed mortgage loan who is experiencing a COVID–19-related financial hardship, the servicer of the borrower’s loan must grant the borrower a forbearance for up to 180 days (or longer if the borrower requests an extension). Certain states have imposed or encouraged similar forbearance programs, or may do so in the future. These programs, any other programs that may replace them, future legislative or regulatory actions, including possible amendments to the bankruptcy laws that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, our portfolio of RPLs and NPLs.

Other governmental actions may affect our business by hindering the pace of foreclosures. Certain jurisdictions suffer from a backlog of foreclosures, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice (“DOJ”), the U.S. Department of Housing and Urban Development (“HUD”), State Attorneys General, the Office of the Comptroller of the Currency, and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Legal claims brought or threatened by the DOJ, HUD, CFPB and State Attorneys General against residential mortgage servicers have produced large settlements. A portion of the funds from these settlements were directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. We expect that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred. It is also possible that other residential mortgage servicers will agree to similar settlements. In addition, the U.S. Congress and numerous state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties and assets that meet our investment criteria.

The Dodd-Frank Act also created the CFPB, which supervises consumer financial services companies (including bank and non-bank mortgage lenders and mortgage servicers) and enforces U.S. federal consumer protection laws as they apply to banks, credit unions and other financial services companies, including mortgage servicers, and which has issued many regulations regarding mortgage origination and servicing. These regulations provide for special remedies in favor of consumer mortgage borrowers, particularly upon default and foreclosure. It remains uncertain whether any of these measures significantly affect foreclosure volumes. If foreclosure volumes were to decline significantly, we may experience difficulty in finding target assets at attractive prices, which will materially and adversely affect us. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand for properties that we may seek to rent in our markets.

The supply of RPLs and SBCs may decline over time as a result of higher credit standards for new loans and the prices for RPLs and SBCs may increase, which could materially and adversely affect us.

As a result of the continuing effects of the economic crisis in 2008, there has been an increased supply of RPLs available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second-lien residential mortgage loans has dramatically declined as lenders have increased their standards of creditworthiness in originating new loans and fewer homeowners may go into NPL status on their residential mortgage loans. Lenders may continue to rely on heightened credit standards, in light of the economic effects of the COVID-19 crisis or other crises. In addition, the prices at which both residential and SBC RPL loans can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a smaller supply of RPL loans in the marketplace. For these reasons, along with the continuing slow rate of general improvement in the economy, the supply of RPL loans that we may acquire may decline over time, which could materially and adversely affect us.

The SBC loans we expect to acquire will be subject to the ability of the commercial property owner to generate net income from operating the property as well as the increased risks of delinquency and foreclosure.

The ability of a commercial mortgage borrower to repay a SBC loan secured by an income-producing property, such as a multi-family residential and commercial mixed use retail/residential property, typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the SBC loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense, limit rents that may be charged, or that restrict eviction and replacement of nonpaying tenants, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances. In particular, the number of commercial property delinquencies and foreclosures has, and is expected to continue to, significantly increased as a result of the COVID-19 pandemic. In the event of the bankruptcy of a commercial mortgage loan borrower, the SBC loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the SBC loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a SBC loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed SBC loan.

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

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the smaller commercial real estate market, the financial markets and the economy in general. Concerns about the residential mortgage market, as well as the COVID-19 pandemic, inflation, energy costs, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system, continuing relatively high unemployment and under-employment and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. The smaller commercial real estate mortgage market also may face increased defaults, losses, or liquidity concerns due to economic conditions or government imposed forbearance programs.

Certain commercial banks, investment banks and insurance companies continue to announce losses from exposure to the residential mortgage market. These factors have affected investor perception of the risk associated with mortgage-backed securities, other real estate-related securities and various other asset classes in which we may invest. As a result, values of certain of our assets and the asset classes in which we intend to invest have experienced volatility. Further deterioration of the mortgage market and investor perception of the risks associated with MBS we may retain as part of our securitizations, as well as other assets that we acquire could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Stricter underwriting standards by Freddie Mac, Fannie Mae or the FHA could affect our ability to refinance mortgage loans and the terms on which mortgage loans may be refinanced, which may adversely affect our business and results of operations. For example, in 2010, Freddie Mac and Fannie Mae announced tighter underwriting guidelines, particularly for adjustable rate mortgages, (“ARMS”), and hybrid interest-only ARMs (“Hybrid ARMs”). Specifically, Freddie Mac announced that it would no longer purchase interest-only mortgages and Fannie Mae changed its eligibility criteria for purchasing and securitizing ARMs to protect consumers from potentially dramatic payment increases. If Freddie Mac, Fannie Mae, or the FHA were to adopt other restrictive underwriting standards, that could affect our ability to refinance loans and the terms of those loans.

The whole residential mortgage loans and other residential mortgage assets in which we invest are subject to risk of default, among other risks.

The mortgage loans and other mortgage-related assets that we acquire from time to time may be subject to defaults (including re-default for RPLs), foreclosure moratoria or timeline extensions, fraud, residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, or government mandated payment forbearances, among other factors, which could result in losses to us. Residential mortgage loans are secured by single-family residential property and, are subject to risks of delinquency and foreclosure and risks of loss. The payment of the principal and interest on the mortgage loans we acquire would not typically be guaranteed by any sponsored enterprise (“GSE”), such as Fannie Mae and Freddie Mac, or securitized through Ginnie Mae or any other governmental agency. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that can benefit senior tranches of MBS. A whole mortgage loan is directly exposed to losses resulting from nonpayment or other default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly affect the value of such mortgage. The ability of a borrower to repay a loan secured by a residential property typically depends upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of nature, terrorism, social unrest and civil disturbances, may impair a borrower’s ability to repay a mortgage loan. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on a foreclosed mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

If we acquire and subsequently re-sell any whole mortgage loans, we would generally be required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements and terms of any securitizations into which we sell loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Further, depending on the level of repurchase and resale activities, we may determine to conduct any such activities through a taxable REIT subsidiary.

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

Market conditions as a result of the COVID-19 pandemic and other factors may affect our ability to securitize assets, which could increase our financing costs and adversely affect our results of operations and ability to make distributions.

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

As a result of the COVID-19 pandemic, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply. These recent conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, a general tightening of credit and substantial regulatory uncertainty. If these conditions do not improve, they could increase our cost of funding, and could reduce or even eliminate our access to the securitization market. As a result, these conditions could preclude us from securitizing assets acquired for such purpose.

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

The frequency at which prepayments (including voluntary prepayments by borrowers, loan buyouts and liquidations due to defaults and foreclosures) occur on mortgage loans, including those underlying MBS, is affected by a variety of factors, including the impact of the COVID-19 pandemic, prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. We expect prepayments rates to decrease as a result of the COVID-19 pandemic. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the mortgage loans and any related MBS. These faster or slower than expected payments may adversely affect our profitability, although the effects vary because upon prepayment we can receive 100% of the remaining UPB that we had purchased at a significant discount.

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

The adverse effects of prepayments may affect us in various ways. Particular investments may underperform relative to any hedges that we may have constructed for these assets, resulting in a loss to us. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates, our business, financial condition and results of operations and ability to make distributions to our stockholders could be materially adversely affected.

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

•declines in the value of real estate, including as a result of the COVID-19 pandemic;
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

We expect the value of U.S. real estate to significantly decline in urban areas as a result of the COVID-19 pandemic. The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

In January 2018, we acquired a 4.9% equity interest in the parent company of our Servicer which increased to 8.0% in May 2018, and we also own warrants to purchase additional equity interests. The Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreement, including CFPB mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act, and temporary payment forbearance requirements and foreclosure moratorium under the CARES Act. These laws and regulations cover a wide range of topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information (privacy). The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in direct conflict with each other or with U.S. federal law. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. Material changes in these rules and regulations could increase our expenses under the Servicing Agreement. From time to time, the Servicer may be party to certain regulatory inquiries and proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely its reputation. The Servicer’s failure to comply with applicable laws and regulations could adversely affect our expenses and results of operations. If we were to determine to change servicers, there is no assurance that we could find servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms. The Servicer’s failure to comply with these laws and regulations could also indirectly result in damage to our reputation in the industry and adversely affect our ability to effect our business plan.

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

We depend on a variety of services provided by the Servicer, including, among other things, to collect principal and interest payments on our whole mortgage loans as well as the mortgage loans underlying our retained MBS and to perform loss mitigation services. In addition, legislation and regulation that have been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans. Mortgage servicers may be required or incentivized by the U.S. federal Government or other jurisdictions to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the owners of the mortgage loans. In addition to legislation and regulation that establish requirements or create financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, federal legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, recent laws and regulations, including CFPB regulations, delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the MBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative and regulatory actions, the Servicer may not perform in our best interests or up to our expectations, which could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders. Furthermore, the lack of government assistance and relief made available to mortgage servicers as a result of the COVID-19 pandemic may materially and adversely impact the Servicer.

Certain mortgage loans our Servicer services are higher risk loans, which are more expensive to service than conventional mortgage loans.

Certain mortgage loans our Servicer services are higher risk loans, meaning that the loans are made to less credit worthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with mortgage market reforms and recent and possible future regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and experience higher compliance costs, which could result in a further increase in servicing costs. Our Servicer may not be able to pass along any of the additional expenses it incurs in servicing higher risk loans to its servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory changes, consent decrees or enforcement, could adversely affect ours and our Servicer’s business, financial condition and results of operations.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process as a result of the COVID-19 pandemic.

As a reaction to the COVID-19 pandemic, the U.S. federal government has instituted and may continue to institute programs aimed at assisting at-risk homeowners, or reducing the number of properties going into foreclosure or going into non-performing status. As a result, there is significant uncertainty regarding the timing and ability of servicers to remove delinquent borrowers from their homes, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to owners of the mortgage loans or related MBS. In addition, given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse and securitization processes, mortgage servicers may have difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits, judicial backlog and scrutiny, and government mandated foreclosure moratoria as a result of the COVID-19 pandemic, are outside of servicers’ control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The Servicer’s failure or inability to remove delinquent borrowers from their homes in a timely manner could increase our costs, adversely affect the value of the property and mortgage loans and have a material adverse effect on our results of operations and business.

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

Our acquisition activities are subject to many risks. We may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or other charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our insurance coverage, we might have to pay substantial sums to settle or cure it, which could materially and adversely affect us. The properties we acquire may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including zoning laws and regulations and prohibitions on leasing or on tenant evictions, or requirements to obtain the approval of home owner associations prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.

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

LIBOR and other indices which are deemed "benchmarks" are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective, whereas others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. We expect that, over time, the Secured Overnight Financing Rate ("SOFR") published by Federal Reserve Bank of New York will replace U.S. Dollar LIBOR as the principal reference rate for U.S. Dollar-denominated floating rate instruments. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. Market participants are still considering how various types of financial instruments and securitization vehicles should be modified following a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate. No assurance can be provided that these uncertainties or their resolution will not adversely affect the use, level, and volatility of SOFR, LIBOR or other interest rates or the value of SOFR-based or LIBOR-based securities, including our mortgage loans. These uncertainties or their resolution also could negatively impact our loan and other asset values, interest income, funding costs, asset-liability management strategies, and other aspects of our business and financial results.

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
•our lenders do not make funding available to us at acceptable rates or on acceptable terms; and
•our lenders require that we provide additional collateral to cover our borrowings which may be the case in volatile markets.

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

On March 27, 2020, the CARES Act was adopted, which, among other things, provides emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. There can be no assurance that these interventions or future acts by the government will be successful or that the programs established by the CARES Act or future legislation will have and maintain sufficient liquidity to achieve its purpose. While we may indirectly receive financial, tax or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the availability, extent or impact of any such relief.

U.S. federal, state and local governments frequently propose or enact new laws, regulations and rules related to mortgage loans, including servicing and collection of mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to Real Estate Settlement Procedures Act ("RESPA"), equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with U.S. federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, secured transactions, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. Our service providers, including the Servicer and outside foreclosure counsel retained to process foreclosures, must also comply with many of these legal requirements.

In particular, the Dodd-Frank Act resulted in a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the TILA, and the RESPA, aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements. Unpredictable events, such as the recent COVID-19 pandemic, may create economic shocks, to which federal, state, and local governments respond with new borrower and tenant rights and protections.

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

Our Manager’s or our Servicer's failure to comply with these laws, regulations and rules may result in reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, restrictions on tenant evictions, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations.

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

The stock market in general has been, and the market price of our common stock in particular will likely be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock. Some of the other factors that could negatively affect our share price or result in fluctuations in our share price include:

•economic and public health impact as a result of the COVID-19 pandemic;
•weakening of the mortgage loan market;
•actual or anticipated variations in our quarterly operating results;
•increases in market interest rates that lead purchasers of our common stock to demand a higher yield;
•changes in our cumulative core earnings or earnings estimates;
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

The preparation of our consolidated financial statements involves the use of estimates, judgments and assumptions, and our consolidated financial statements may be materially affected if such estimates, judgments and assumptions prove to be inaccurate.

Consolidated financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the consolidated financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of our assets and the timing and amount of cash flows from our assets. These estimates, judgments and assumptions are inherently uncertain and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our future plan of operations.

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

During the third and fourth quarters of 2019, we sold 2,278,518 shares of our common stock under our at-the-market program for net proceeds of approximately $34.3 million, net of underwriting fees. We did not sell any shares of our common stock under our at-the-market program in 2018. The conversion rate for our convertible senior notes due 2024, which are convertible into shares of our common stock, was 1.6694 at December 31, 2019. Holders may convert their notes at their option prior to April 30, 2023 only under limited circumstances. See "Item 2. Management's Discussion and Analysis - Debt"

Item 2. Unregistered Sales of Securities

Unregistered Sales of Equity Securities

On March 5, 2020 we issued each of our four independent directors 650 shares of common stock in partial payment of their quarterly director fees for the first quarter of 2020. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Third Amended and Restated Management Agreement, dated April 28, 2020, by and among Great Ajax Corporation, Great Ajax Operating Partnership, LP and Thetis Asset Management LLC.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Definition Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AJAX CORP.

Date: May 6, 2020	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)