Form 10-Q
period 2020-06-30
Great Ajax Corp.
filed 2020-08-05
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

As of August 3, 2020, 22,924,982 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$163,422	$64,343
Cash held in trust	190	20
Mortgage loans, net(1,2)	1,080,617	1,151,469
Property held-for-sale, net(3)	6,879	13,537
Rental property, net	1,354	1,534
Investments at fair value(4)	257,990	231,685
Investments in beneficial interests(5)	69,876	57,954
Receivable from servicer	15,460	17,013
Investments in affiliates	28,487	29,649
Prepaid expenses and other assets	15,649	9,637
Total assets	$1,639,924	$1,576,841
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,6)	$609,812	$652,747
Borrowings under repurchase transactions	400,035	414,114
Convertible senior notes, net(6)	111,773	118,784
Management fee payable	2,139	1,634
Accrued expenses and other liabilities	17,295	5,478
Total liabilities	1,141,054	1,192,757
Commitments and contingencies – see Note 8
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,307,400 shares issued and outstanding at June 30, 2020 and no shares issued or outstanding at December 31, 2019	51,100	—
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,892,600 shares issued and outstanding at June 30, 2020 and no shares issued and outstanding at December 31, 2019	64,044	—
Common stock $0.01 par value; 125,000,000 shares authorized, 22,924,982 shares issued and outstanding at June 30, 2020 and 22,142,143 shares issued and outstanding at December 31, 2019	230	222
Additional paid-in capital	317,029	309,395
Treasury stock	(564)	(458)
Retained earnings	45,084	49,446
Accumulated other comprehensive (loss)/gain	(3,936)	1,277
Equity attributable to stockholders	472,987	359,882
Non-controlling interests(7)	25,883	24,202
Total equity	498,870	384,084
Total liabilities and equity	$1,639,924	$1,576,841

The accompanying notes are an integral part of the consolidated financial statements.

(1)Mortgage loans net include $871.7 million and $908.6 million of loans at June 30, 2020 and December 31, 2019, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans, net include $14.5 million and $2.0 million of allowance for loan credit losses at June 30, 2020 and December 31, 2019, respectively.
(2)As of June 30, 2020, balances for Mortgage loans, net includes $312.0 million and Secured borrowings, net of deferred costs includes $263.6 million from 50% and 63% owned joint ventures, respectively. As of December 31, 2019, balances for Mortgage loans, net include $341.8 million and Secured borrowings, net of deferred costs includes $284.8 million from 50% and 63% owned joint ventures, all of which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP").
(3)Property held-for-sale, net, includes valuation allowances of the $1.3 million and $1.8 million at June 30, 2020 and December 31, 2019, respectively.
(4)As of June 30, 2020 and December 31, 2019 Investments at fair value include amortized cost basis of $261.9 million and $230.4 million, respectively, and net unrealized losses of $3.9 million and unrealized gains of $1.3 million, respectively.
(5)Investments in beneficial interests includes allowance for credit losses of $7.0 million at June 30, 2020. No allowance for credit losses was recorded as of December 31, 2019.
(6)Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.
(7)As of June 30, 2020 and December 31, 2019 non-controlling interests includes $24.2 million and $22.4 million, respectively, from the 50% and 63% owned joint ventures, which the Company consolidates under U.S. GAAP.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
($ in thousands except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
INCOME
Interest income	$23,705	$28,128	$50,991	$57,580
Interest expense	(13,058)	(15,439)	(26,128)	(31,124)
Net interest income	10,647	12,689	24,863	26,456
Provision for credit benefit/(losses)	4,328	(85)	(781)	(239)
Net interest income after provision for credit benefit/(losses)	14,975	12,604	24,082	26,217
Income/(loss) from investments in affiliates	672	257	(440)	718
Income/(loss) on sale of mortgage loans(1)	—	7,014	(705)	7,014
Other income	680	828	1,427	1,938
Total revenue, net	16,327	20,703	24,364	35,887
EXPENSE
Related party expense – loan servicing fees	1,936	2,274	3,950	4,780
Related party expense – management fee	2,143	1,652	3,942	3,340
Loan transaction expense	65	191	(38)	260
Professional fees	732	634	1,537	1,496
Real estate operating expenses	188	887	1,100	1,673
Other expense	2,325	1,219	3,350	2,300
Total expense	7,389	6,857	13,841	13,849
Loss on debt extinguishment	—	182	408	182
Income before provision for income taxes	8,938	13,664	10,115	21,856
Provision for income taxes (benefit)	120	38	(199)	109
Consolidated net income	8,818	13,626	10,314	21,747
Less: consolidated net income attributable to the non-controlling interest	735	599	1,831	1,390
Consolidated net income attributable to Company	8,083	13,027	8,483	20,357
Less: dividends on preferred stock	1,841	—	1,841	—
Consolidated net income attributable to common stockholders	$6,242	$13,027	$6,642	$20,357
Basic earnings per common share	$0.27	$0.67	$0.29	$1.06
Diluted earnings per common share	$0.27	$0.56	$0.29	$0.93
Weighted average shares – basic	22,808,943	19,169,941	22,439,648	18,991,817
Weighted average shares – diluted	22,929,849	27,732,587	22,559,916	27,879,608

(1)The Company sold no mortgage loans during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million. Comparatively, during the three and six months ended June 30, 2019, the Company sold 962 loans with a carrying value of $176.9 million and UPB of $200.1 million for a gain of $7.0 million.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2020	2019	2020	2019
Consolidated net income attributable to common stockholders	$6,242	$13,027	$6,642	$20,357
Other comprehensive income:
Net unrealized gain/(loss) on investments in available-for-sale debt securities	23,231	710	(5,213)	1,107
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive income	$29,473	$13,737	$1,429	$21,464

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
($ in thousands)	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$10,314	$21,747
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	428	2,112
Non-cash interest income accretion on mortgage loans	(16,230)	(21,097)
Discount accretion on investment in debt securities and beneficial interests	(7,822)	(5,556)
Loss/(gain) on sale of mortgage loans	705	(7,014)
Loss on debt extinguishment	408	182
Gain on sale of property held-for-sale	(591)	(121)
Gain on sale of securities	—	(8)
Depreciation of property	16	229
Impairment of real estate owned	1,000	1,001
Provision for credit losses on mortgage loans	597	239
Provision for credit losses on beneficial interests	184	—
Amortization of debt discount and prepaid financing costs	2,589	2,657
Undistributed loss/(income) from investment in affiliates	440	(718)
Accretion of put option liability	1,222	—
Net change in operating assets and liabilities
Prepaid expenses and other assets	(6,347)	424
Receivable from servicer	1,588	(3,881)
Accrued expenses, management fee payable, and other liabilities	1,267	(147)
Net cash from operating activities	(10,232)	(9,951)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loan pools and related balances	(185)	(97,899)
Acquisition of commercial loans	(1,206)	(18,449)
Principal paydowns on mortgage loans	60,812	63,595
Principal paydowns on debt securities held as investments	25,503	22,086
Proceeds from sale of mortgage loans	25,412	184,071
Draws on small balance commercial loans	—	(391)
Purchase of securities	(61,306)	(84,150)
Proceeds from sale of securities	—	39,635
Purchase of rental property	—	(4,600)
Proceeds from sale of property held-for-sale	7,319	8,010
Recovery costs of property held-for-sale	24	130
Renovations of rental property	(17)	—
Distribution from affiliates	627	490
Net cash from investing activities	56,983	112,528
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	145,250	147,398
Repayments on repurchase transactions	(159,329)	(130,363)
Repayments on secured borrowings	(44,478)	(105,455)
Deferred financing costs	(34)	—

The accompanying notes are an integral part of the consolidated interim financial statements.

Repurchase of senior convertible notes	(8,176)	—
Proceeds from issuance of preferred stock and warrants, net of offering costs	124,977	—
Sale of common stock pursuant to dividend reinvestment plan	41	136
Distribution to non-controlling interests	(150)	(594)
Issuance of stock from subsidiary	145	—
Dividends on common stock and preferred stock	(5,748)	(13,119)
Net cash from financing activities	52,498	(101,997)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	99,249	580
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	64,363	55,170
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$163,612	$55,750
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$22,810	$28,234
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available for sale securities, net of non-controlling interest and tax	$5,213	$1,107
Issuance of common stock for dividends paid	$7,097	$—
Net transfer of loans to rental property or property held-for-sale	$912	$9,826
Issuance of common stock for management fee and compensation expense	$428	$2,112
Treasury stock received through distributions from investment in Manager	$94	$82
Non-cash adjustments to basis in mortgage loans	$35	$(21)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows as of June 30, 2020 and June 30, 2019 ($ in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$163,422	$55,728
Cash held in trust	190	22
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$163,612	$55,750

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred shares - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive loss	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	—	$—	—	$—	18,909,874	$189	$(270)	$260,427	$41,063	$(575)	$300,834	$33,445	$334,279
Net income	—	—	—	—	—	—	—	—	7,330	—	7,330	791	8,121
Issuance of shares under dividend reinvestment plan	—	—	—	—	5,321	—	—	72	—	—	72	—	72
Stock-based management fee expense	—	—	—	—	52,556	1	—	727	—	—	728	—	728
Stock-based compensation expense	—	—	—	—	2,424	—	—	301	—	—	301	—	301
Dividends declared ($0.32 per share) and distributions	—	—	—	—	—	—	—	—	(7,021)	—	(7,021)	(162)	(7,183)
Other comprehensive income	—	—	—	—	—	—	—	—	—	397	397	—	397
Treasury stock	—	—	—	—	(2,952)	—	(40)	—	—	—	(40)	—	(40)
Balance at March 31, 2019	—	$—	—	$—	18,967,223	$190	$(310)	$261,527	$41,372	$(178)	$302,601	$34,074	$336,675
Net income	—	—	—	—	—	—	—	—	13,027	—	13,027	599	13,626
Conversion of Operating Partnership Units	—	—	—	—	624,106	6	—	10,765	—	—	10,771	(10,771)	—
Issuance of shares under dividend reinvestment plan	—	—	—	—	5,056	—	—	64	—	—	64	—	64

The accompanying notes are an integral part of the consolidated interim financial statements.

Stock-based management fee expense	—	—	—	—	62,301	1	—	823	—	—	824	—	824
Stock-based compensation expense	—	—	—	—	(1,403)	—	—	259	—	—	259	—	259
Dividends declared ($0.32 per share) and distributions	—	—	—	—	—	—	—	—	(6,098)	—	(6,098)	(432)	(6,530)
Other comprehensive income	—	—	—	—	—	—	—	—	—	710	710	—	710
Treasury stock	—	—	—	—	(2,953)	—	(42)	—	—	—	(42)	—	(42)
Balance at June 30, 2019	—	$—	—	$—	19,654,330	$197	$(352)	$273,438	$48,301	$532	$322,116	$23,470	$345,586

Balance at December 31, 2019	—	$—	—	$—	22,142,143	$222	$(458)	$309,395	$49,446	$1,277	$359,882	$24,202	$384,084
Net income	—	—	—	—	—	—	—	—	400	—	400	1,096	1,496
Issuance of shares of subsidiary	—	—	—	—	—	—	—	145	—	—	145	—	145
Stock-based compensation expense	—	—	—	—	2,600	—	—	214	—	—	214	—	214
Dividends declared ($0.32 per share) and distributions	—	—	—	—	781,222	8	—	7,089	(7,097)	—	—	(84)	(84)
Convertible senior notes repurchase	—	—	—	—	—	—	—	(81)	—	—	(81)	—	(81)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(28,444)	(28,444)	—	(28,444)
Treasury stock	—	—	—	—	(4,030)	—	(56)	—	—	—	(56)	—	(56)
The accompanying notes are an integral part of the consolidated interim financial statements.

Balance at March 31, 2020	—	$—	—	$—	22,921,935	$230	$(514)	$316,762	$42,749	$(27,167)	$332,060	$25,214	$357,274
Net income	—	—	—	—	—	—	—	—	8,083	—	8,083	735	8,818
Preferred Stock	2,307,400	51,100	2,892,600	64,044	—	—	—	—	—	—	115,144	—	115,144
Issuance of shares under dividend reinvestment plan	—	—	—	—	5,057	—	—	41	—	—	41	—	41
Stock-based compensation expense	—	—	—	—	3,468	—	—	214	—	—	214	—	214
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,748)	—	(5,748)	(66)	(5,814)
Other comprehensive income	—	—	—	—	—	—	—	—	—	23,231	23,231	—	23,231
Treasury stock	—	—	—	—	(5,478)	—	(50)	12	—	—	(38)	—	(38)
Balance at June 30, 2020	2,307,400	$51,100	2,892,600	$64,044	22,924,982	$230	$(564)	$317,029	$45,084	$(3,936)	$472,987	$25,883	$498,870

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2020
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

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS LLC ("GA-TRS") is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Parent of the Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and the Company has determined that it is the primary beneficiary of many of these VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate Corp. is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate Corp. as a TRS under the Code.

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

In 2018, the Company formed Gaea Real Estate Corp. ("Gaea"), a wholly owned subsidiary of the Operating partnership to hold investments in multi-family, mixed use commercial real estate. The Company had elected to treat Gaea as a TRS under the Code. Also during 2018, the Company formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. The Company also formed BLFD Holdings LLC ("BFLD"), Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, the Company formed DG Brooklyn Holdings, LLC ("DG Brooklyn Holdings") also as a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties.
The accompanying notes are an integral part of the consolidated interim financial statements.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. Prior to the date of the capital raise, the Company consolidated Gaea's balance sheet and results of operations. From the date of the capital raise forward, the Company accounts for its investment in Gaea under the equity method.

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

The Company consolidates the results and balances of four subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trust 2017-D ("2017-D") and Ajax Mortgage Loan Trust 2018-C (“2018-C”) are securitization trusts that hold mortgage loans, REO property and secured debt; 2017-D is 50.0% owned by the Company, and 2018-C is 63.0% owned by the Company. Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings and is 99.8% owned by the Company. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries.

At inception, the Operating Partnership was a majority owned partnership that had a non-controlling ownership interest held by an unaffiliated third party included in non-controlling interests on the Company’s consolidated balance sheet. At December 31, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by the unaffiliated holder. The OP units were exchangeable on a 1-for-1 basis with shares of the Company’s common stock. During the second quarter of 2019, all 624,106 OP units held by the unaffiliated holder were exchanged for shares of the Company’s common stock. As a result, at June 30, 2020, the Operating Partnership was 100% owned by the Company. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2 — Summary of Significant Accounting Policies

Mortgage loans

Loans acquired with deterioration in credit quality

As of their acquisition date, the loans acquired by the Company have generally suffered some credit deterioration subsequent to origination. As a result, prior to the adoption of ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL, on January 1, 2020, the Company was required to account for the mortgage loans pursuant to ASC 310-30, Accounting for Loans with Deterioration in Credit Quality. Under both standards, the Company’s recognition of interest income for loans with deteriorated credit quality ("PCD loans") is based upon its having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses expected cash flows to apply the effective interest method of income recognition.

Under both CECL and ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. However, CECL allows more flexibility to the Company to adjust its loan pools as the underlying risk factors change over time. Under ASC 310-30, RPLs were determined by the Company to have common risk characteristics and were accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, NPLs were determined to have common risk characteristics and were accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. The result was generally two additional pools (RPLs and NPLs) each quarter. Under CECL, the Company has re-aggregated its loan pools around similar risk factors, while eliminating the previous distinction for the quarter in which loans were acquired. This resulted in a reduction of the number of loan pools to four as of March 31, 2020. The number of pools was then increased to six as of June 30, 2020. Each loan pool is oriented around similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as Interest income in the period the loan pays in full.

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

Investments at Fair Value

The Company’s Investments at Fair Value as of June 30, 2020 and December 31, 2019 consist of investments in senior and subordinate notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive income. The Company marks its investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of income. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

The Company’s Investments in beneficial interests as of June 30, 2020 and December 31, 2019 consist of investments in the trust certificates issued by joint ventures which the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. The Company adopted CECL with respect to its Investment in beneficial interests on January 1, 2020. The methodology is similar to that described in "Mortgage Loans" except that the Company only recognizes its ratable share of gain, loss, income or expense.

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

Warrant Liability and Preferred Stock

During the quarter ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. Accordingly, the Company has recognized a liability on its consolidated balance sheet within accrued expenses and other liabilities at June 30, 2020 for the present value of the put liability of $11.1 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings.

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

Coupon interest on the notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated balance sheets as a deduction from the notes, and are amortized to interest expense on an effective yield basis through April 30, 2023, the date at which the notes can be converted. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. A cumulative discount at issuance of $3.2 million, representing the fair value of the embedded conversion feature, was recorded to stockholder equity. No sinking fund has been established for redemption of the principal.

During the first quarter of 2020, the Company completed a series of convertible note repurchases for an aggregate principal amount of $8.0 million and total purchase of $8.2 million. The carrying amount of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the March 2020 transaction was $0.1 million.

Management Fee and Expense Reimbursement

The Company is a party to the Third Amended and Restated Management Agreement with the Manager (the "Management Agreement") by and between the Company and the Manager, dated as of May 1, 2020, expiring on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

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

Under the two-class method, all the Company’s Consolidated net income attributable to common stockholders, consisting of Consolidated net income, less dividends on the Company’s Series A and Series B preferred stock, is allocated to common shares and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined by dividing Consolidated net income attributable to common stockholders, reduced by income attributable to the participating securities, by the weighted-average common shares outstanding during the period.

Diluted earnings per share is determined by dividing Consolidated net income attributable to diluted shareholders, which adds back to Consolidated net income attributable to common stockholders the interest expense and applicable portion of management fee expense, net of applicable income taxes, on the Company’s convertible senior notes, by the weighted-average common shares outstanding, assuming all dilutive securities, including stock grants, shares that would be issued in the event that warrants were redeemed for shares of common stock of the Company, shares issued in respect of the stock-based portion of the base fee payable to the Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s outstanding convertible senior notes, were issued. In the event the Company were to record a net loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-dilutive. The Company uses the Treasury Stock method of accounting for the outstanding warrants. Under the Treasury Stock method, the exercise of the warrants is assumed at the beginning of the period, and shares of common stock are assumed to have been issued. The proceeds from the exercise are assumed to be used by the Company to repurchase treasury stock, thereby reducing the assumed dilution from the warrant exercise. In applying the Treasury Stock method, all dilutive potential common shares, regardless of whether they are exercisable, are treated as if they had been exercised.

In the event that any of the adjustments normally included to arrive at diluted earnings per share were to produce an anti-dilutive result, one that either increased earnings or reduced the quantity of shares used in the calculation, the anti-dilutive adjustment would not be included in the diluted earnings per share calculation.

Fair Value of Financial Instruments

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

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPL loans, NPL loans and SBC loans as of June 30, 2020 and December 31, 2019 ($ in thousands):

Loan portfolio basis by asset type	June 30, 2020	December 31, 2019
Residential RPLs loans	$1,048,146	$1,085,514
SBC/commercial loans	4,240	35,086
Residential NPL loans	28,231	30,869
Total	$1,080,617	$1,151,469

Included on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019 are approximately $1.1 billion and $1.2 billion, respectively, of RPLs, NPLs, and SBCs. RPLs, NPLs and SBCs are categorized at acquisition. The carrying value of all loans reflects the original investment amount, plus accretion of interest income and credit and non-credit discount, less principal and interest cash flows received. The carrying values at June 30, 2020 and December 31, 2019 for the Company's loans in the table above are presented net of a cumulative allowance for loan credit losses of $14.5 million and $2.0 million, respectively, reflected in the appropriate lines in the table by loan type. For the three and six months ended June 30, 2020, the Company recognized a recovery of $1.5 million of provision for loan credit losses and $0.6 million of provision for loan credit losses. For the three and six months ended June 30, 2019, the Company recognized a $0.1 million and $0.2 million, respectively, of provision for loan credit losses. For the three and six month periods ended June 30, 2020, the Company accreted $20.3 million and $40.3 million net of credit impairments and recoveries, respectively, into interest income with respect to its RPL, NPL and SBC loans. For the three and six month periods ended June 30, 2019, the Company accreted $23.9 million and $50.3 million net of credit impairments, respectively, into interest income with respect to its RPL, NPL and SBC loans.

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

The Company had no loan acquisitions during the three months ended June 30, 2020, however, during the six months ended June 30, 2020 the Company purchased 26 RPLs with UPB of $2.0 million. Comparatively, during the three and six months ended June 30, 2019, the Company acquired 496 and 534 RPLs, respectively, with UPB of $106.6 million and $115.1 million, respectively. During the three months ended June 30, 2020 no NPLs were purchased, however, during the six months ended June 30, 2020 one NPL was purchased with UPB of $0.2 million. No NPLs were purchased during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2020, the Company acquired no SBC loans. Comparatively, during the three and six months ended June 30, 2019, the Company acquired two and 21 SBC loans with UPB of $0.7 million and $18.4 million, respectively.

During the three months ended June 30, 2020 the Company sold no mortgage loans, however, during the six months ended June 30, 2020 the Company sold 26 commercial loans to Gaea, an affiliated entity with a carrying value of $26.1 million and UPB of $26.2 million and a collateral value of $44.2 million. Comparatively, the Company sold 962 loans to a related party joint venture, Ajax Mortgage Loan Trust 2019-C ("2019-C"), a joint venture with third party institutional investors,

The accompanying notes are an integral part of the consolidated interim financial statements.

during the three and six month periods ended June 30, 2019 with a carrying value of $176.9 million and UPB of $200.1 million and a collateral value of $320.1 million. (See Note 10 — Related Party Transactions.)

The Company adopted CECL using the prospective transition approach for PCD assets on January 1, 2020, at the time, $10.2 million of loan discount was reclassified to the allowance for credit losses with no net impact on the amortized cost basis of the portfolio. The Company views its mortgage loan portfolio based on loan performance and uses six pools to aggregate its portfolio of PCD loans, and one pool for its non-PCD loans. Among the PCD loans, separate pools exist for loans that have been securitized in rated secured borrowings during 2019 ("Great Ajax II REIT"), loans held by securitization trust 2018-C, loans held by securitization trust 2017-D, loans with collateral in California which are not included in the Great Ajax II REIT, 2018-C or 2017-D pools, and the remaining loans are pooled between those which have made seven of the most recent seven payments ("7f7 and better") and those which have made between four and six of the most recent payments or worse ("4f4-6f6 and below"). The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	June 30, 2020
	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$—	$—	$225	$1,097	$32,025	$208,799	$66,450	$308,596
7f7 and better	—	—	152	265	2,044	23,419	144,510	62,431	232,821
4f4-6f6 and below	—	—	—	—	—	13,934	120,362	40,559	174,855
2018-C	—	—	—	123	—	7,100	95,544	34,356	137,123
California	—	—	—	349	215	5,862	89,475	22,847	118,748
2017-D	—	—	106	136	707	15,624	60,952	25,555	103,080
Non-PCD	—	783	1,244	2,506	101	696	54	10	5,394
Total	$—	$783	$1,502	$3,604	$4,164	$98,660	$719,696	$252,208	$1,080,617

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three and six months ended June 30, 2020 ($ in thousands):

	Three months ended June 30, 2020		Six months ended June 30, 2020
	PCD Loans	Non PCD Loans	PCD Loans	Non PCD Loans
Par	$—	$—	$227	$1,952
Discount	—	—	(37)	(747)
Allowance	—	—	(4)	—
Purchase Price	$—	$—	$186	$1,205

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for loan credit losses when there are changes in its expectation of future cash flows. An increase to the allowance for losses will occur when there is a reduction in the Company's expected future cash flows. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to a provision for loss. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. During the three and six months ended June 30, 2020, the Company recorded a recovery of the provision for credit losses of $1.5 million and a net provision for credit losses of $0.6 million, respectively, on its mortgage loan portfolio primarily as a result of reduced cash flow expectations due to the COVID-19 outbreak. This reserve reflects the macroeconomic impact of the COVID-19 outbreak on mortgage loans and residential real estate markets generally and is not specific to any loan losses or impairments in the mortgage loan portfolio. During the three and six months ended June 30, 2019, the Company recorded a provision for credit losses of $0.1 million and $0.2 million, respectively, on its mortgage loan portfolio. An analysis of the balance in the allowance for loan losses account follows ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Allowance for loan credit losses, beginning of period	$(16,136)	$(1,318)	$(1,960)	$(1,164)
Beginning period adjustment for CECL	—	—	(10,156)	—
Reversal of / (Increase in) provision for credit losses on mortgage loans	1,525	(85)	(597)	(239)
Reversal of / (Increase in) allowance for loan credit losses	161	—	(1,737)	—
Allowance for loan credit losses, end of period	$(14,450)	$(1,403)	$(14,450)	$(1,403)

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020
	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$254,360	$21,214	$19,437	$13,484	$101	$308,596
7f7 and better	163,097	22,875	21,155	25,181	512	232,820
2018-C	96,276	18,616	17,081	35,369	7,512	174,854
2017-D	83,239	15,549	12,160	23,899	2,274	137,121
California	80,421	9,721	8,926	17,918	1,761	118,747
4f4- 6f6 and below	12,493	6,706	7,617	49,172	27,092	103,080
Non-PCD	1,427	251	1,936	1,785	—	5,399
Total	$691,313	$94,932	$88,312	$166,808	$39,252	$1,080,617

	December 31, 2019
	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$265,677	$37,553	$14,034	$4,597	$—	$321,861
7f7 and better	147,722	29,371	22,645	28,864	1,829	230,431
2018-C	75,253	33,904	19,756	42,315	8,074	179,302
2017-D	68,996	28,318	14,452	33,166	3,188	148,120
California	90,658	12,733	9,123	20,737	1,173	134,424
4f4- 6f6 and below	6,412	4,329	12,946	66,177	24,033	113,897
Non-PCD	21,425	—	850	1,159	—	23,434
Total	$676,143	$146,208	$93,806	$197,015	$38,297	$1,151,469

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties for its rental portfolio or through conversions of mortgage loans in its portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Rental Property

As of June 30, 2020, the Company owned nine rental properties with an aggregate carrying value of $1.4 million held for investment as rentals, at which time five properties were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure and six were transferred from Property held-for-sale, where all six were acquired through foreclosures. The remaining rental property was directly purchased. As of December 31, 2019, the Company owned 10 rental properties with a carrying value of $1.5 million held for use as rentals, at which time six were rented. Two properties were acquired as RPLs but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosures, and six were transferred from Property held-for-sale, where all six were acquired through foreclosures. The remaining rental property was directly purchased.

The accompanying notes are an integral part of the consolidated interim financial statements.

Property Held-for-Sale

The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of June 30, 2020 and December 31, 2019, the Company’s net investments in REO held-for-sale were $6.9 million and $13.5 million, respectively, which include balances of $1.3 million and $2.2 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. For the six months ended June 30, 2020 and 2019, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
Property Held-for-sale	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	45	$10,905	97	$18,580	58	$13,537	102	$19,402
Transfers from mortgage loans	2	98	19	5,655	7	912	45	9,826
Adjustments to record at lower of cost or fair value	—	(103)	—	(526)	—	(1,000)	—	(1,001)
Disposals	(14)	(3,997)	(21)	(2,858)	(33)	(6,727)	(54)	(7,886)
Transfer from Rental property	—	—	2	537	1	181	5	1,417
Transfers to Rental property	—	—	—	—	—	—	(1)	(293)
Other	—	(24)	—	(53)	—	(24)	—	(130)
Balance at end of period	33	$6,879	97	$21,335	33	$6,879	97	$21,335

Dispositions

During the three and six months ended June 30, 2020, the Company sold 14 and 33 REO properties, respectively, realizing net gains of approximately $0.4 million and $0.8 million, respectively. Comparatively, for the three and six months ended June 30, 2019, the Company sold 21 and 54 REO properties, realizing net gains of approximately $18,000 and $0.1 million, respectively. These amounts are included in Other income on the Company's consolidated statements of income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for the three and six months ended June 30, 2020 of $0.1 million and $1.0 million, respectively. Comparatively, for the three and six months ended June 30, 2019, the Company recorded lower of cost or net realizable value adjustments of $0.5 million and $1.0 million, respectively.

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

The accompanying notes are an integral part of the consolidated interim financial statements.

	As of June 30, 2020
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$261,926	$2,936	$(6,872)	$257,990
Beneficial interests in securitization trusts	69,876	—	—	69,876
Total investments	$331,802	$2,936	$(6,872)	$327,866

(1)Basis amount is net of any amortized discount, allowance for credit losses, principal paydowns and interest receivable on securities of $0.3 million.

	As of December 31, 2019
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$230,408	$1,643	$(366)	$231,685
Beneficial interests in securitization trusts	57,954	—	—	57,954
Total investments	$288,362	$1,643	$(366)	$289,639

(1)Basis amount is net of any amortized discount, principal paydown and interest receivable on securities of $0.3 million.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of June 30, 2020
	Basis(1)	Gross unrealized losses	Carrying value (fair value)
Debt securities due April 2058(2)	$6,498	$(31)	$6,467
Debt securities due February 2057(2)	5,624	(6)	5,618
Debt securities due September 2059(3)	63,693	(2,802)	60,891
Debt securities due November 2059(3)	17,367	(346)	17,021
Debt securities due December 2059(3)	49,519	(3,687)	45,832
Total	$142,701	$(6,872)	$135,829

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

As of June 30, 2020, the Company recorded $2.9 million gross unrealized gains and a gross unrealized loss of $6.9 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet at a fair value of $258.0 million, which includes $0.3 million in interest receivable. As of December 31, 2019, the Company recorded a gross unrealized gain of $1.6 million and a gross unrealized loss of $0.4 million in fair valuation adjustments in accumulated

The accompanying notes are an integral part of the consolidated interim financial statements.

other comprehensive income on the Company's consolidated balance sheet at fair value of $231.7 million, which includes $0.3 million in interest receivable.

During the three and six months ended June 30, 2020, the Company acquired $0 and $61.3 million, respectively, in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment in the trust.  In certain transactions, the joint ventures also issued subordinated notes. Of the $61.3 million acquired in the six months ended June 30, 2020, the Company acquired $49.6 million in senior notes and $4.6 million in subordinate notes, collectively “the Notes.” The Notes are accounted for as debt securities and carried at fair value.  Comparatively for the three and six months ended June 30, 2019, the Company acquired $20.2 million and $84.2 million, respectively, in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Of the $20.2 million and $84.2 million, respectively, for three and six months ended in June 30, 2019, the Company retained $7.5 million and $57.5 million, respectively, in senior notes and $4.7 million and $9.3 million in subordinate notes. During 2019, the Company sold senior notes issued by certain joint ventures for total proceeds of $39.6 million and recognized a gain of $8 thousand, net of transaction fees.

During the three and six months ended June 30, 2020, the Company also acquired $0 and $7.1 million in beneficial interests issued by joint ventures during the three and six months ended June 30, 2020. Comparatively, for the three and six months ended June 30, 2019, the Company acquired $8.0 million and $17.4 million, respectively, in beneficial interests issued by joint ventures. As of June 30, 2020, the investments in beneficial interests were carried on the Company's consolidated balance sheet at $69.9 million. At December 31, 2019, the investments in beneficial interests were carried on the Company's consolidated balance sheet at $58.0 million. As of June 30, 2020 and December 31, 2019, the Company had no securities that were past due.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three and six months ended June 30, 2020 ($ in thousands):

	Three months ended June 30, 2020	Six months ended June 30, 2020
	Beneficial Interest	Beneficial Interest
Par	$—	$11,970
Discount	—	(4,888)
Purchase Price	$—	$7,082

The Company adopted CECL using the prospective transition approach for PCD assets for its beneficial interests on January 1, 2020, at the time $4.2 million was reclassified from discount to allowance for credit losses for its Investments in beneficial interests. Under CECL, the Company adjusts its allowance for loan losses when there are changes in its expectation of future cash flows. An increase to the allowance for losses will occur when there is a reduction in the Company’s expected future cash flows. A reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to a provision for losses. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary. During the three and six months ended June 30, 2020, the Company recorded a reversal of the provision for credit losses of $2.8 million and provision for credit losses of $0.2 million, respectively on its beneficial interest portfolio, primarily as a result of increased cash flow expectations despite the pandemic caused by COVID-19 that began during the first quarter of 2020. This reserve reflects the macroeconomic impact of the COVID-19 outbreak on mortgage loan and residential real estate markets generally and is not specific to any specific asset in the beneficial interest portfolio. During the three and six months ended June 30, 2019, the Company recorded no impairment on its beneficial interests. An analysis of the balance in the allowance for beneficial interest losses account follows ($ in thousands):
The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Allowance for beneficial interests credit losses, beginning balance	$(7,208)	$—	$—	$—
Beginning period adjustment for CECL	—	—	(4,221)	—
Reversal of / (Increase in) provision for credit losses on beneficial interests	2,802	—	(185)	—
Increase in allowance for beneficial interest credit losses	(2,553)	—	(2,553)	—
Allowance for beneficial interests credit losses, end balance	$(6,959)	$—	$(6,959)	$—

Note 6 — Fair Value

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2020	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Recurring financial assets
Investments in debt securities at fair value	$257,990	$—	$257,990	$—
Investments in beneficial interests	$69,876	$—	$69,876	$—
Non-recurring financial assets
Mortgage loans, net	$1,080,617	$—	$—	$1,080,621
Investment in Manager	$1,223	$—	$—	$5,939
Investment in AS Ajax E LLC	$853	$—	$977	$—
Investment in GAFS, including warrants	$2,819	$—	$—	$3,320
Investment in Gaea	$20,053	$—	$—	$20,053
Investment in legacy entities	$628	$—	$—	$628
Financial liabilities
Recurring financial liabilities
Warrant liability	$11,102	$—	$11,102	$—
Borrowings under repurchase transactions	$400,035	$—	$400,035	$—
Non-recurring financial liabilities
Secured borrowings, net	$609,812	$—	$595,993	$—
Convertible senior notes, net	$111,773	$107,231	$—	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

		Level 1	Level 2	Level 3
December 31, 2019	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Recurring financial assets
Investments in debt securities at fair value	$231,685	$—	$231,685	$—
Investments in beneficial interests	$57,954	$—	$57,954	$—
Non-recurring financial assets
Mortgage loans, net	$1,151,469	$—	$—	$1,260,385
Investment in Manager	$1,755	$—	$—	$7,721
Investment in AS Ajax E LLC	$931	$—	$1,012	$—
Investment in GAFS, including warrants	$3,023	$—	$—	$3,320
Investment in Gaea	$19,995	$—	$—	$19,995
Investment in legacy entities	$760	$—	$—	$760
Financial liabilities
Recurring financial liabilities
Borrowings under repurchase transactions	$414,114	$—	$414,114	$—
Non-recurring financial liabilities
Secured borrowings, net	$652,747	$—	$—	$657,918
Convertible senior notes, net	$118,784	$132,173	$—	$—

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

The fair value of secured borrowings is estimated using estimates provided by the Company's financing counterparties, which are compared for reasonableness to the Manager’s proprietary pricing model, which estimates expected cash flows of the underlying mortgage loans collateralizing the debt, and which drive the cash flows used to make interest payments. During the quarter ended June 30, 2020, the Company transferred its secured borrowings from level 3 to level 2 due to the Company's increased reliance on the use of estimates provided by its financing counterparties in the determination of secured borrowings fair values.

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

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition basis plus improvements (cost) or net realizable value. Net realizable value is determined based on appraisals, broker price opinions, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019 ($ in thousands):

			Level 1	Level 2	Level 3
June 30, 2020	Carrying value	Six months ended fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,879	$(1,000)	$—	$—	$6,879

			Level 1	Level 2	Level 3
December 31, 2019	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$13,537	$(2,104)	$—	$—	$13,537

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

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three legacy entity LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. The Company accounts for its investment using the equity method.

During 2018, the Company acquired an 8.0% ownership interest in GAFS. The acquisition was completed in two transactions. On January 26, 2018, the Company in an initial closing acquired a 4.9% interest in GAFS and three warrants, each exercisable for a 2.45% interest in GAFS upon payment of additional consideration, in exchange for consideration of $1.1 million of cash and 45,938 shares of the Company’s common stock with a value of approximately $0.6 million. On May 29, 2018 the additional closing was completed wherein the Company acquired an additional 3.1% interest in GAFS and three warrants, each exercisable for a 1.55% interest in GAFS, in exchange for consideration of $0.7 million of cash and 29,063 shares of the Company's common stock with a value of approximately $0.4 million. The Company accounts for its investment in GAFS using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust

The accompanying notes are an integral part of the consolidated interim financial statements.

which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. As of June 30, 2020 and December 31, 2019, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended June 30,		Six months ended June 30,
Net income/(loss) at 100%	2020	2019	2020	2019
Thetis Asset Management LLC	$2,662	$991	$(2,215)	$2,399
Great Ajax FS LLC(1)	$900	$3	$(2,550)	$1,603
Gaea Real Estate Corp.	$245	$—	$260	$—
AS Ajax E LLC	$37	$77	$99	$153
Legacy Entities	$(57)	$—	$141	$—

	June 30, 2020		December 31, 2019
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Gaea Real Estate Corp.	$83,459	$791	$83,068	$768
Great Ajax FS LLC	$56,203	$34,358	$61,432	$37,142
Thetis Asset Management LLC	$9,539	$2,453	$12,277	$2,265
AS Ajax E LLC	$5,275	$2	$5,747	$2
Legacy Entities	$2,515	$2,765	$1,592	$3,095

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended June 30,		Six months ended June 30,
Net income/(loss) at the Company's share	2020	2019	2020	2019
Thetis Asset Management LLC	$527	$196	$(439)	$475
Great Ajax FS LLC	$72	$1	$(204)	$129
Gaea Real Estate Corp.	$56	$—	$60	$—
AS Ajax E LLC	$6	$13	$16	$26
Legacy Entities	$(23)	$—	$56	$—

	June 30, 2020		December 31, 2019
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Gaea Real Estate Corp.	$19,343	$183	$19,252	$178
Great Ajax FS LLC	$4,496	$2,749	$4,915	$2,971
Thetis Asset Management LLC	$1,889	$486	$2,431	$448
Legacy Entities	$1,009	$1,114	$637	$1,247
AS Ajax E LLC	$870	$—	$948	$—

Consolidated affiliates

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company consolidates the results and balances of securitization trusts that are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of June 30, 2020, AS Ajax E II LLC was 53.1% owned by the Company, with the remainder held by third parties. 2017-D and 2018-C are securitization trusts formed to hold mortgage loans, REO property and secured debt. As of June 30, 2020, 2017-D was 50.0% owned by a third-party institutional accredited investor. As of June 30, 2020, 2018-C was 63.0% owned by the Company, with the remainder held by third-party institutional accredited investors. Great Ajax II REIT which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. Great Ajax II REIT was 99.8% owned by the Company as of June 30, 2020.

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

At June 30, 2020, the Company had commitments to purchase, subject to due diligence, 281 RPLs and SBCs with aggregated UPB of $60.0 million secured by single-family residences. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its third party institutional accredited co-investors. See Note 15 — Subsequent Events, for remaining open acquisitions as of the filing date.

During the quarter ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. Accordingly, the Company has recognized a liability on its consolidated balance sheet within accrued expenses and other liabilities at June 30, 2020 for the present value of the put liability of $11.1 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings.

The full extent of the impact of COVID-19 on the global economy generally, and the Company's business in particular, is uncertain. As of June 30, 2020, no contingencies have been recorded on the Company's consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term adverse impacts on the Company's financial condition, results of operations, and cash flows.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 9 — Debt

Repurchase Agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread

The accompanying notes are an integral part of the consolidated interim financial statements.

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

The Servicer services these mortgage loans pursuant to the terms of a Servicing Agreement by and between the Servicer and each Buyer. Each Servicing Agreement has the same fees and expenses terms as the Company’s Servicing Agreement described under Note 10 — Related party transactions. The Operating Partnership, as guarantor, will provide to the buyers a limited guaranty of certain losses incurred by the buyers in connection with certain events and/or the Seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the Seller, the occurrence of certain bad acts by the Seller, the occurrence of certain insolvency events of the Seller or other events specified in the Guaranty. As security for its obligations under the Guaranty, the guarantor will pledge the Trust Certificate representing the Guarantor’s 100% beneficial interest in the Seller.

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

			June 30, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
July 10, 2020	January 13, 2020	$9,020	$9,020	$13,016	144%	3.67%
July 13, 2020	April 13, 2020	30,026	30,026	45,368	151%	6.97%
July 17, 2020	June 19, 2020	36,047	36,047	49,503	137%	3.44%
July 20, 2020	June 19, 2020	13,565	13,565	19,047	140%	3.04%
July 31, 2020	February 3, 2020	7,763	7,763	9,702	125%	3.56%
July 31, 2020	February 3, 2020	7,151	7,151	9,537	133%	3.56%
August 13, 2020	May 13, 2020	1,955	1,955	4,428	226%	3.33%
September 1, 2020	June 3, 2020	19,948	19,948	27,271	137%	3.04%
September 1, 2020	June 3, 2020	14,158	14,158	18,850	133%	3.04%
September 1, 2020	June 3, 2020	13,994	13,994	24,496	175%	3.04%
September 1, 2020	June 3, 2020	5,624	5,624	7,352	131%	3.04%
September 1, 2020	June 3, 2020	4,296	4,296	5,513	128%	3.04%
September 1, 2020	June 3, 2020	2,954	2,954	3,916	133%	3.04%
September 1, 2020	June 3, 2020	2,332	2,332	3,360	144%	3.19%
September 1, 2020	June 3, 2020	1,132	1,132	1,607	142%	3.19%
September 17, 2020	June 19, 2020	11,825	11,825	15,832	134%	3.02%
September 17, 2020	June 19, 2020	9,485	9,485	12,488	132%	3.02%
September 17, 2020	June 19, 2020	4,336	4,336	5,624	130%	3.02%
September 17, 2020	June 19, 2020	1,110	1,110	1,687	152%	3.17%
September 24, 2020	September 25, 2019	400,000	112,257	167,347	149%	2.69%
September 24, 2020	June 26, 2020	6,876	6,876	10,024	146%	3.13%
September 24, 2020	June 26, 2020	5,198	5,198	6,930	133%	2.98%
September 24, 2020	June 26, 2020	2,730	2,730	3,585	131%	2.98%
September 25, 2020	June 26, 2020	21,400	21,400	30,747	144%	3.13%
September 28, 2020	June 30, 2020	8,049	8,049	10,727	133%	3.01%
September 28, 2020	June 30, 2020	6,099	6,099	9,038	148%	3.16%
September 28, 2020	June 30, 2020	4,938	4,938	6,581	133%	3.01%
September 28, 2020	June 30, 2020	4,850	4,850	6,498	134%	3.01%
September 28, 2020	June 30, 2020	3,324	3,324	4,667	140%	3.16%
July 9, 2021	July 15, 2016	250,000	27,593	43,569	158%	2.69%
Totals		$910,185	$400,035	$578,310	145%	3.29%

The accompanying notes are an integral part of the consolidated interim financial statements.

			December 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 3, 2020	November 26, 2019	$8,411	$8,411	$11,098	132%	3.45%
January 3, 2020	November 26, 2019	6,093	6,093	9,038	148%	3.45%
January 3, 2020	November 26, 2019	5,175	5,175	6,855	132%	3.45%
January 3, 2020	December 2, 2019	11,966	11,966	15,742	132%	3.45%
January 3, 2020	December 2, 2019	10,648	10,648	14,058	132%	3.45%
January 3, 2020	December 2, 2019	5,485	5,485	7,050	129%	3.45%
January 3, 2020	December 2, 2019	4,096	4,096	5,261	128%	3.45%
January 3, 2020	December 2, 2019	1,644	1,644	2,388	145%	3.55%
January 3, 2020	December 2, 2019	1,576	1,576	2,287	145%	3.55%
January 10, 2020	December 11, 2019	21,088	21,088	28,284	134%	3.47%
January 10, 2020	December 11, 2019	1,808	1,808	2,640	146%	3.57%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
January 21, 2020	December 20, 2019	15,718	15,718	20,623	131%	3.41%
January 21, 2020	December 20, 2019	10,305	10,305	13,521	131%	3.41%
January 21, 2020	December 20, 2019	5,840	5,840	7,324	125%	3.41%
January 21, 2020	December 20, 2019	2,784	2,784	4,050	145%	3.51%
January 28, 2020	October 30, 2019	5,318	5,318	7,464	140%	3.19%
January 28, 2020	October 30, 2019	2,520	2,520	3,381	134%	2.99%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
February 24, 2020	November 26, 2019	41,412	41,412	54,828	132%	2.92%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,423	127%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	34,591	128%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,709	127%	3.79%
June 3, 2020	December 6, 2019	6,097	6,097	7,891	129%	3.64%
June 3, 2020	December 6, 2019	4,704	4,704	6,106	130%	3.64%
June 3, 2020	December 6, 2019	3,053	3,053	4,035	132%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	December 19, 2019	13,447	13,447	18,076	134%	3.55%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 30, 2020	December 30, 2019	5,286	5,286	7,044	133%	3.57%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	July 15, 2016	250,000	28,931	57,397	198%	4.28%
September 24, 2020	September 25, 2019	400,000	116,662	164,403	141%	4.24%
Totals		$918,521	$414,114	$580,167	140%	3.77%

The guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. During the last two weeks in March 2020, the Company received margin calls from its financing counterparties in the amount of $28.2 million due to the turmoil in the financial markets resulting from the COVID-19 outbreak. The Company ended the first quarter of 2020 with $32.4 million of cash collateral on deposit with its financing counterparties. However, subsequent to March 31, 2020, the Company's required cash collateral
The accompanying notes are an integral part of the consolidated interim financial statements.

position has declined as security prices increased and its financing counterparties returned a portion of the cash collateral. As of June 30, 2020, the Company had $7.6 million of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheet at June 30, 2020 and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	June 30, 2020	December 31, 2019
Gross amount of recognized liabilities	$400,035	$414,114
Gross amount of loans and securities pledged as collateral	578,310	580,167
Other prepaid collateral	7,632	4,117
Net collateral amount	$185,907	$170,170

Secured Borrowings

From inception (January 30, 2014) to June 30, 2020, the Company has completed 15 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, six of which were outstanding at June 30, 2020. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest in the Class B certificates to third parties and 2018-C securitization, from which the Company sold a 95% interest in the Class A notes and 37% in the Class B notes and trust certificates, the Company has retained the subordinate notes and the applicable trust certificates from the other six secured borrowings outstanding at June 30, 2020.

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

For all of the Company's secured borrowings, the Class A notes are senior, sequential pay, fixed rate notes with the exception of 2019-D and 2019-F, which are subordinate, sequential pay, fixed rate notes for Class B-1 and variable rate notes for Class B-2 and Class B-3. The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust. The Class M notes issued under 2017-B, 2019-D and 2019-F are also mezzanine, sequential pay, fixed rate notes.

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

The following table sets forth the original terms of all notes from our secured borrowings outstanding at June 30, 2020 at their respective cutoff dates:

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

(1)The Class B notes are subordinated, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. The Company has retained the Class B notes.
(2)The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes, Class M notes, where present, and Class B notes have been paid in full.
(3)The Class M notes are subordinated, sequential pay, fixed rate notes with Class M-2 notes subordinate to the Class M-1 notes. The Company has retained the Class M notes.
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
(6)The Class B notes are subordinated, sequential pay, with B-2 and B-3 notes having variable interest rates and subordinate to the Class B-1 notes. The Class B-1 notes are fixed rate notes. The Company has retained the Class B notes.
(7)The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust.

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates of between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. For certain of the Company's joint ventures, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at June 30, 2020 and December 31, 2019, and the securitization cutoff date ($ in thousands):

	Balances at June 30, 2020				Balances at December 31, 2019				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2017-B	$117,259	$77,929		150%	$121,909	$84,624		144%	$165,850		$115,846
2017-C	133,863	87,459		153%	137,369	94,126		146%	185,942		130,159
2017-D	137,122	55,016	(1)	249%	148,119	60,934	(1)	243%	203,870	(2)	88,903
2018-C	174,855	137,551	(3)	127%	179,303	146,925	(3)	122%	222,181	(4)	167,910
2019-D	158,121	137,258		115%	165,963	146,383		113%	193,301		156,670
2019-F	150,475	120,024		125%	155,899	126,723		123%	170,876		127,673
	$871,695	$615,237	(5)	142%	$908,562	$659,715	(5)	138%	$1,142,020		$787,161

(1)The gross amount of senior bonds at June 30, 2020 and December 31, 2019 were $110.0 million and $121.9 million however, only $55.0 million and $60.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(2)Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(3)2018-C contains notes held by the third party institutional investors for senior bonds and class B bonds. The gross amount of the senior and class B bonds at June 30, 2020 were $138.6 million and $15.9 million, however, only $131.6 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively. The gross amount of the senior and class B bonds at December 31, 2019 were $148.5 million and $15.9 million, however, only $141.0 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(4)Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(5)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $5.4 million and $7.0 million as of June 30, 2020 and December 31, 2019.

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

During the first quarter of 2020, the Company completed a series of convertible note repurchases for an aggregate principal amount of $8.0 million for a total purchase price of $8.2 million. The carrying amount of the equity component of $0.1 million reversed from Additional paid-in capital due to the March 2020 transaction.

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

The conversion rate as of June 30, 2020 equals 1.7279 shares of the Company's common stock per $25.00 principal amount of notes, which is equivalent to a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of June 30, 2020, the amount by which the if-converted value falls short of the principal value for the entire series is $42.2 million.

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

At June 30, 2020, outstanding aggregate principal amount of the notes was $115.9 million, and discount and deferred expenses were $4.1 million. During the three and six months ended June 30, 2020 the Company recognized interest expense of $2.5 million and $4.9 million, respectively, which includes $0.4 million and $0.7 million of amortization of discount and deferred expenses, respectively. The discount will be amortized through April 30, 2023, the date at which the notes can be converted by their holders. The effective interest rate of the notes for the quarter ended June 30, 2020 was 9.09%.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 10 — Related Party Transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

			Three months ended June 30,
Transaction	Consolidated Statement of Income location	Counterparty	2020	2019
Interest income	Interest income	Various non-consolidated joint ventures	$7,831	$3,140
Management fee	Related party expense – management fee	Thetis	$2,143	$1,652
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$1,936	$2,274
Income from equity investment	Income from investments in affiliates	Thetis	$527	$196
Income from equity investment	Income from investments in affiliates	Great Ajax FS	$72	$1
Gain on sale of mortgage loans	Gain on sale of mortgage loans	2019-C	$—	$7,014

			Six months ended June 30,
Transaction	Consolidated Statement of Income location	Counterparty	2020	2019
Interest income	Interest income	Various non-consolidated joint ventures	$9,850	$5,556
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$3,950	$4,780
Management fee	Related party expense – management fee	Thetis	$3,942	$3,340
Gain on sale of mortgage loans	Gain on sale of mortgage loans	2019-C	$—	$7,014
Income/(loss) from equity investment	Income from investments in affiliates	Great Ajax FS	$(204)	$129
Income/(loss) from equity investment	Income from investments in affiliates	Thetis	$(439)	$475
Loss on sale of mortgage loans	Loss on sale of mortgage loans	Gaea	$(705)	$—

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of June 30, 2020
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$15,460
Management fee payable	Management fee payable	Thetis	$2,139
Expense reimbursement receivable	Prepaid expenses and other assets	Gregory	$918
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$560
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	$59

The accompanying notes are an integral part of the consolidated interim financial statements.

			As of December 31, 2019
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$17,013
Management fee payable	Management fee payable	Thetis	$1,634
Expense reimbursements receivable	Prepaid expenses and other assets	Gregory	$687
Advances to Servicer	Prepaid expenses and other assets	Gregory	$585
Expense reimbursements receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$241
Expense reimbursements receivable	Prepaid expenses and other assets	Thetis	$87
Expense reimbursements	Accrued expenses and other liabilities	Gaea	$68
Expense reimbursements	Accrued expenses and other liabilities	Various non-consolidated joint ventures	$10

During the three months ended June 30, 2020, the Company sold no mortgage loans, however, during the six months ended June 30, 2020, the Company sold 26 SBC mortgage loans with a carrying value $26.1 million and UPB of $26.2 million, for a loss of $0.7 million to Gaea, a related party. Comparatively, during the three and six months ended June 30, 2019, the Company sold 962 mortgage loans with a carrying value of $176.9 million and UPB of $200.1 million to a related party joint venture, 2019-C, and retained 34% or $8.0 million of the trust certificates and $12.1 million in debt securities. The Company recorded a $7.0 million gain on the sale. The retained securities are included in the notes and beneficial interests discussed in the paragraph below.

During the three and six months ended June 30, 2020, the Company acquired $0 and $61.3 million in notes and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Comparatively for the three and six months ended June 30, 2019, the Company acquired notes and beneficial interests of $20.2 million and $84.2 million, respectively.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual balance of the trust after the outstanding debt obligations have been settled.  In certain transactions, the joint venture also issued subordinate notes.  Of the $61.3 million acquired in the six months ended June 30, 2020, the Company retained $49.6 million, in senior notes and $4.6 million, in subordinate notes. Comparatively, during the three and six months ended in June 30, 2019, the Company retained $7.5 million and $57.5 million, respectively, in senior notes and $4.7 million and $9.3 million, respectively, in subordinate notes. The notes are accounted for as debt securities carried at fair value.  As of June 30, 2020 and December 31, 2019, the Notes were carried on the Company’s consolidated balance sheet at a fair value of $258.0 million and $231.7 million, respectively.

During the three and six months ended June 30, 2020 the Company also acquired $0 and $7.1 million in beneficial interests issued by joint ventures during the three and six months ended June 30, 2020. Comparatively, for the three and six months ended June 30, 2019, the Company acquired $8.0 million and $17.4 million, respectively, in beneficial interests issued by joint ventures. As of June 30, 2020 and December 31, 2019, the Investments in beneficial interests were carried on the Company's consolidated balance sheet at $69.9 million and $58.0 million, respectively.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the purchase of real estate from certain of the Company's joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At June 30, 2020, and December 31, 2019, the Company had advanced $0 and $0.6 million, respectively, to the Servicer. Interest on the arrangement accrues at 7.2% annually.

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

In the event the Company elects to pay its Manager in shares of its common stock, the calculation to determine the number of shares of the Company's common stock to be issued to the Manager is outlined below. The initial $1.0 million of the quarterly base management fee will be payable at least 75% in cash and up to 25% in shares of the Company’s common stock (allocated at the Company's discretion). Any amount of the base management fee in excess of $1.0 million may be payable in shares of the Company’s common stock (at the Company's discretion) until payment is at least 50% in cash and up to 50% in shares (the “50/50 split”). Any remaining amount of the quarterly base management fee after the 50/50 split threshold is reached may be payable in equal amounts of cash and shares (at the Company's discretion). The base management fee currently exceeds the 50/50 split threshold. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received.

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which, through the end of 2018, was calculated as 20% of the amount by which total dividends on common stock and distributions on OP units exceeded 8% of book value on a per share basis. Effective as of March 5, 2019, the incentive fee was restructured into both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock, its distributions on its externally-held operating partnership units and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock and distributions on its externally-held operating partnership units within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark-to-market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, up to 100% of the incentive fee will be payable in shares of the Company’s common stock, at the Company's discretion, until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, up to 20% of the remaining incentive fee is payable in shares of the Company’s common stock at the Company's discretion and the remaining incentive fee is payable in cash. During the three and six months ended June 30, 2020, the Company did not record an incentive fee payable to the Manager. Comparatively during the three and six months ended June 30, 2019, the Company recorded $0 and $0.2 million, respectively, for an incentive fee payable to the Manager.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the three and six months ended June 30, 2020 of $2.1 million and $3.9 million, of which none was payable in shares of its common stock as the Board of Directors approved the management fee to be paid in all cash. Comparatively, for the three and six months ended June 30, 2019, the Company recognized a base management fee of $1.6 million and $3.2 million, respectively, of which $0.8 million and $1.6 million, respectively, was payable in shares of its common stock.

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

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

Stock-based Management Fees and Director Fees

	For the three months ended June 30,
	2020		2019
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Independent director fees	5,200	$40	2,836	$40
Management fees	—	—	58,398	824
Totals	5,200	$40	61,234	$864

	For the six months ended June 30,
	2020		2019
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Independent director fees	8,668	$80	5,600	$78
Management fees	—	—	120,699	1,552
Totals	8,668	$80	126,299	$1,630

(1)All management fees and independent director fees are fully expensed in the period in which the relevant service is received by the Company.

Restricted Stock

Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period upon initial appointment to the Company’s Board of Directors. On August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2017 by forfeitures of 4,000 shares and in 2018 by forfeitures of 2,666 shares and in 2019 by forfeitures of 1,667 shares. On July 24, 2017, the Company granted 39,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2019 by forfeitures of 333 shares. On July 31, 2018, the Company granted 36,500 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2019 by forfeitures of 2,500 shares. On August 1, 2019, the Company granted 79,000 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except per share amounts):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Total Grants		Current period activity		Non-vested shares at June 30, 2020		Fully-vested shares at June 30, 2020
Three months ended June 30, 2020	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended June 30, 2020	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Employee and Service Provider Grant 2017(1,4)	38,667	$539	—	$44	12,667	$13.95	26,000	$13.95
Employee and Service Provider Grant 2018(2,5)	34,000	462	—	38	22,667	13.58	11,333	13.58
Employee and Service Provider Grant 2019(3)	79,000	1,101	—	92	79,000	13.94	—	—
Totals	151,667	$2,102	—	$174	114,334	$13.87	37,333	$13.84

(1)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2020 is 0.1 years.
(2)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2020 is 1.1 years.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2020 is 2.1 years.
(4)Total is shown net of 2019 forfeitures of 333 shares.
(5)Total is shown net of 2019 forfeitures of 2,500 shares.

	Total Grants		Current period activity		Non-vested shares at June 30, 2019		Fully-vested shares at June 30, 2019
Three months ended June 30, 2019	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended June 30, 2019	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants 2018(1)	12,000	$162	—	$—	—	$13.48	12,000	$13.48
Employee and Service Provider Grant 2016(2,5)	144,667	1,953	—	143	46,222	13.50	98,445	13.50
Employee and Service Provider Grant 2017(3)	39,000	544	—	45	26,000	13.95	13,000	13.95
Employee and Service Provider Grant 2018(4,6)	34,000	462	—	31	34,000	13.58	—	—
Totals	229,667	$3,121	—	$219	106,222	$13.64	123,445	$13.55

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
(5)Total is shown net of 2017 forfeitures of 4,000 shares, 2018 forfeitures of 2,666 shares and 2019 forfeitures of 1,667 shares.
(6)Total is shown net of 2019 forfeitures of 2,500 shares.

The accompanying notes are an integral part of the consolidated interim financial statements.

	Total Grants		Current period activity		Non-vested shares at June 30, 2020		Fully-vested shares at June 30, 2020
Six months ended June 30, 2020	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the six months ended June 30, 2020	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Employee and Service Provider Grant 2017(1,4)	38,667	$539	—	$88	12,667	$13.95	26,000	$13.95
Employee and Service Provider Grant 2018(2,5)	34,000	462	—	76	22,667	13.58	11,333	13.58
Employee and Service Provider Grant 2019(3)	79,000	1,101	—	184	79,000	13.94	—	—
Totals	151,667	$2,102	—	$348	114,334	$13.87	37,333	$13.84

(1)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2020 is 0.1 years.
(2)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2020 is 1.1 years.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2020 is 2.1 years.
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
(2)Vesting is ratable over the three-year period from grant date. Weighted average remaining life of grant at June 30, 2019 is 0.1 years.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2019 is 1.1 years.
(4)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at June 30, 2019 is 2.1 years.
(5)Total is shown net of 2017 forfeitures of 4,000 shares, 2018 forfeitures of 2,666 shares and 2019 forfeitures of 1,667 shares.
(6)Total is shown net of 2019 forfeitures of 2,500 shares.

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

For the three and six months ended June 30, 2020 the Company had consolidated tax losses of $2.0 million and $0.8 million, respectively; and provisions for income taxes were $0.1 million and an income tax benefit of $0.2 million, respectively. For the three and six months ended June 30, 2019, the Company’s consolidated taxable income was $14.3 million and $16.4 million, respectively; and provisions for income taxes of $38,000 and $0.1 million, respectively. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at June 30, 2020 or 2019. The Company also recorded no interest or penalties for the three and six months ended June 30, 2020 or 2019.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$6,242	22,808,943		$13,027	19,169,941
Allocation of earnings to participating restricted shares	(33)	—		(133)	—
Consolidated net income attributable to unrestricted common stockholders	$6,209	22,808,943	$0.27	$12,894	19,169,941	$0.67
Effect of dilutive securities(1)
Operating Partnership units	—	—		107	349,774
Restricted stock grants and Manager and director fee shares(2)	33	120,906		—	—
Interest expense (add back) and assumed conversion of shares from convertible senior notes(3)	—	—		2,545	8,212,872
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$6,242	22,929,849	$0.27	$15,546	27,732,587	$0.56

(1)The Company's outstanding warrants for an additional 6,500,000 shares of common stock would have an antidilutive effect on diluted earnings per share for the quarter ended June 30, 2020, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for June 30, 2019 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of the interest expense and assumed conversion of shares from convertible senior notes on the Company's Diluted EPS calculation for the first quarter of 2020 would have been anti-dilutive, accordingly the effect of these securities have been removed from the Diluted EPS calculation for the quarter ended June 30, 2020.

The accompanying notes are an integral part of the consolidated interim financial statements.

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$6,642	22,439,648		$20,357	18,991,817
Allocation of earnings to participating restricted shares	(35)	—		(221)	—
Consolidated net income attributable to unrestricted common stockholders	$6,607	22,439,648	$0.29	$20,136	18,991,817	$1.06
Effect of dilutive securities(1)
Operating Partnership units	—	—		346	486,182
Restricted stock grants and Manager and director fee shares(2)	35	120,268		219	206,916
Interest expense (add back) and assumed conversion of shares from convertible senior notes(3)	—	—		5,093	8,194,693
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$6,642	22,559,916	$0.29	$25,794	27,879,608	$0.93

(1)The Company's outstanding warrants for an additional 6,500,000 shares of common stock would have an antidilutive effect on diluted earnings per share for the quarter ended June 30, 2020, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for June 30, 2019 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of the interest expense and assumed conversion of shares from convertible senior notes on the Company's Diluted EPS calculation for the first quarter of 2020 would have been anti-dilutive, accordingly the effect of these securities have been removed from the Diluted EPS calculation for the quarter ended June 30, 2020.
Note 14 — Equity

Common stock

As of June 30, 2020 and December 31, 2019, the Company had 22,924,982 and 22,142,143 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred stock

During the quarter ended June 30, 2020, the Company issued an aggregate of $130.0 million of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. The Company expects to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with the Company's investment strategy.

The Company had 2,307,400 shares of Series A preferred stock and 2,892,600 shares of Series B preferred stock outstanding at June 30, 2020 and no shares of either series outstanding at December 31, 2019. There were 25,000,000 shares, cumulative for all series, authorized as of both June 30, 2020 and December 31, 2019.

Treasury stock

The accompanying notes are an integral part of the consolidated interim financial statements.

As of June 30, 2020 the Company held 42,756 shares of treasury stock received through distributions of the Company's shares previously held by its Manager. The Company held 33,248 shares of treasury stock at December 31, 2019.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During both the three and six months ended June 30, 2020 5,057 shares were issued under the plan for total proceeds of approximately $41,000. Comparatively, during the three and six months ended June 30, 2019 5,056 and 10,377 shares were issued, respectively, under the plan for total proceeds of approximately $0.1 million for both periods.

Stock Dividend

On March 24, 2020, the Company announced that it would pay its previously declared dividend of $0.32 per share in shares of the Company's common stock (value based upon the $9.14 per share closing price on the record date of March 17, 2020). The dividend was paid on March 27, 2020 through the issuance of 781,222 shares of common stock. On May 3, 2020, the Company’s Board of Directors declared a cash dividend of $0.17 per share to be paid on May 29, 2020 to its common stockholders of record as of May 15, 2020. Comparatively, during the three and six months ended June 30, 2019 the Company’s dividends paid on its outstanding shares of common stock were paid in cash with the exception of shares issued under existing dividend reinvestment plans as noted above.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three and six months ended June 30, 2020 and 2019, no shares were sold under the at the market program in either period.

Accumulated Other Comprehensive Loss

The Company recognizes unrealized gains or losses on its investment in debt securities as components of Other comprehensive income/(loss). Total accumulated other comprehensive gain/(loss) on the Company’s balance sheet at June 30, 2020 and December 31, 2019 was as follows ($ in thousands):

Investments in securities:	June 30, 2020	December 31, 2019
Unrealized gains	$2,936	$1,643
Unrealized losses	(6,872)	(366)
Accumulated other comprehensive gain/(loss)	$(3,936)	$1,277

Non-controlling Interest

During the second quarter of 2019, all 624,106 of the outstanding OP units held by an unaffiliated holder were exchanged for shares of the Company’s common stock, resulting in a reclassification within the Company's consolidated Statement of Changes in Equity of $10.8 million from non-controlling interest to the Additional paid-in capital and Common Stock accounts. At June 30, 2020 and December 31, 2019, the Company’s Operating Partnership was 100% owned by the Company. The Company consolidates the assets, liabilities, revenues and expenses of the Operating Partnership.

At June 30, 2020 and December 31, 2019, the Company had non-controlling interests attributable to ownership interests by the following four legal entities.

AS Ajax E II LLC was formed by the Company during 2017 to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of June 30, 2020 and December 31, 2019, the Company had retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.

The accompanying notes are an integral part of the consolidated interim financial statements.

2017-D, a securitization trust, was formed by the Company during 2017. It is 50.0% held by an accredited institutional investor. As of June 30, 2020 and December 31, 2019, the Company had retained 50.0% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

2018-C, a securitization trust, was formed by the Company during 2018. It is 37.0% held by an accredited institutional investor. As of June 30, 2020 and December 31, 2019 the Company had retained 63.0% of 2018-C and consolidates the assets, liabilities, revenues and expenses of the trust.

Great Ajax II REIT was formed by the Company during 2019 to hold an interest in Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. It is 0.2% held by third parties. As of June 30, 2020 and December 31, 2019, the Company had retained 99.8% of Great Ajax II REIT and consolidates the assets, liabilities, revenues and expenses of the entity.

The following table sets forth the effects of changes in ownership of the Company's non-controlling interests due to transfers to or from non-controlling interest for the calendar preceding the Consolidated balance sheet dates ($ in thousands):

	June 30, 2020	December 31, 2019
Decrease from redemption of OP units by third party investor	$—	$(10,816)
Decrease due to deconsolidation of Gaea	—	(22)
Change in non-controlling interest	$—	$(10,838)

Note 15 — Subsequent Events

Loan Acquisitions

The Company has acquired 239 residential RPLs with aggregate UPB of $45.4 million in four transactions from four sellers. The purchase price equals 88.9% of UPB and 66.2% of the estimated market value of the underlying collateral of $60.9 million.

The Company has also agreed to acquire, subject to due diligence, 29 residential RPLs and three NPLs with aggregate UPB of $8.1 million and $0.9 million, respectively, in nine transactions and one transaction, respectively, from eight sellers and one seller, respectively. The purchase price of the residential RPLs equals 87.1% of UPB and 61.3% of the estimated market value of the underlying collateral of $11.4 million. The purchase price of the NPLs equals 77.2% of UPB and 58.0% of the estimated market value of the underlying collateral of $1.2 million. The Company also agreed to acquire two SBC loans with UPB of $2.1 million. The purchase price of the SBC loans equals 100.0% of UPB.

Securitization Pricing

On July 30, 2020, the Company priced Ajax Mortgage Loan Trust 2020-B with $97.2 million of AAA-rated senior securities, and $17.3 million of A-rated securities issued with respect to $156.5 million of mortgage loans, all of which were RPLs. The AAA- and A-rated securities have a weighted average coupon of 1.874% and represent 73.2% of the UPB of the underlying mortgage loans.

Dividend Declaration

On August 4, 2020, the Company’s Board of Directors declared a cash dividend of $0.17 per share, to be paid on August 31, 2020 to stockholders of record as of August 14, 2020.

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
•our ability to obtain financing on favorable terms or at all;
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

In 2014, we formed Great Ajax Funding LLC, a wholly owned subsidiary of the Operating Partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under our repurchase agreements. On February 1, 2015, we formed GAJX Real Estate Corp., as a wholly owned subsidiary of the Operating Partnership, to own, maintain, improve and sell certain REO purchased by us. We have elected to treat GAJX Real Estate Corp. as a TRS under the Code.

Our Operating Partnership, through interests in certain entities, holds 99.8% of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. We have securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE, and we have determined that we are the primary beneficiary of this VIE.

In 2018, we formed Gaea Real Estate Corp. ("Gaea"), as a wholly owned subsidiary of the Operating Partnership. We have elected to treat Gaea as a TRS under the Code. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BFLD Holdings LLC ("BFLD"), Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings ("DG Brooklyn Holdings"), also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties. On November 22, 2019, Gaea completed a private capital raise in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. We retained a 23.2% ownership interest in Gaea following the transaction.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of June 30, 2020 and December 31, 2019 ($ in millions):

	June 30, 2020	December 31, 2019
Residential RPL loans	$1,048.1	$1,085.5
Residential NPL loans	28.2	30.9
SBC/commercial loans	4.2	35.1
Property held-for-sale, net	6.9	13.5
Rental property, net	1.4	1.5
Investment in debt securities	258.0	231.7
Investment in beneficial interests	69.9	58.0
Total Real Estate Assets	$1,416.7	$1,456.2

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

COVID-19

The COVID-19 pandemic that began during the first quarter of 2020 created a global public-health crisis that resulted in widespread volatility and deteriorations in household, business, and economic market conditions, including in the United States, where we conduct all of our business. While the duration and severity of the COVID-19 pandemic remains unknown, many governmental and nongovernmental authorities directed their actions toward curtailing household and business activity in order to contain or mitigate the impact of the COVID-19 pandemic and deployed fiscal- and monetary-policy measures in order to seek to partially mitigate the adverse effects. These programs have had varying degrees of success and the extent of the long term impact on the mortgage market remains unknown.

COVID-19 began to meaningfully impact our operations in late March 2020 and this disruption was reflected in our results of operations for the quarter ended March 31, 2020. During the quarter ended June 30, 2020 many of these negative impacts were reversed as follows:

•We recorded total recovery of credit losses provisions of $4.3 million on our Mortgage loan portfolio and Investments in beneficial interests as a result of better than expected loan performance during the quarter and the related impact on future repayment rates.
•We recovered of $23.2 million of unrealized losses on our Investments in debt securities to Other comprehensive income as counterparty marks at June 30, 2020 rebounded off March 31, 2020 levels.
•We recovered $24.7 million of cash deposits on a net basis from our repurchase financing counterparties as collateral prices rebounded off March 31, 2020 levels.

The pandemic has continued and continues to significantly and adversely impact certain areas of the United States. As a result, our forecast of macroeconomic conditions and expected lifetime credit losses on our mortgage loan and beneficial interest portfolios is subject to meaningful uncertainty. While our borrowers continue to make scheduled payments and we continue to receive payments in full, we have acted swiftly to support our borrowers with a mortgage forbearance program. While we generally do not hold loans guaranteed by GSEs or the US government, we, through our Servicer, are nonetheless offering a forbearance program under terms similar to those required for GSE loans. Borrowers that are able to provide documentation of a negative impact of COVID-19 are entitled to three months of forbearance. The three monthly payments may then be repaid over 12 months. If a borrower cannot repay the deferred amount, our Servicer will work them on repayment options. Notwithstanding the foregoing, to the extent special rules apply to a mortgagor because of the jurisdiction or type of the Mortgage Loan, the Servicer will comply with those rules. Our Servicer has extensive experience dealing with delinquent borrowers and we believe it is well positioned to react on our behalf to any increase in mortgage delinquencies. The following list shows the COVID-19 forbearance activity in our mortgage loan portfolio as of July 31, 2020(1) :

•Number of COVID-19 forbearance relief inquiries: 1,153
•Number of COVID-19 forbearance relief granted: 337
•Number of COVID-19 forbearance under review: 177

(1)Statistics are for loans carried on our balance sheet including loans held in Ajax 2017-D and Ajax 2018-C where third parties own 50% and 37%, respectively. Statistics do not include non-consolidated joint ventures where we own bonds and beneficial interests issued by the joint ventures.

During the quarter ended June 30, 2020, we raised $125.0 million, net of offering costs, in a series of private placements of preferred stock and warrants. We expect to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with our investment strategy, and that this additional capital will provide sufficient liquidity to both benefit from any investment opportunities and protect against future market disruption.

Notwithstanding this additional capital and liquidity, we expect continued volatility in the residential mortgage securities market in the short term and increased acquisition opportunities later in the year or early 2021. Extended forbearance, foreclosure timelines and eviction timelines could result in lower yields and losses on our mortgage loan and beneficial interest portfolios and losses on our REO held-for-sale. Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans.

We believe that certain cyclical trends continue to drive a significant realignment within the mortgage sector notwithstanding the impact of the pandemic. Through the end of the second quarter, the recent trends noted below have continued, including:

•historically low interest rates and elevated operating costs resulting from new regulatory requirements continue to drive sales of residential mortgage assets by banks and other mortgage lenders;
•declining home ownership in certain areas due to rising prices, low inventory, tighter lending standards and increased down payment requirements that have increased the demand for single-family and multi-family residential rental properties;
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

The origination of subprime and alternative residential mortgage loans remains substantially below 2008 levels and the qualified mortgage and ability-to-repay rule requirements have put pressure on new originations. Additionally, many banks and other mortgage lenders have increased their credit standards and down payment requirements for originating new loans. Recent market disruption from the pandemic has sharply reduced financing alternatives for borrowers not eligible for financing programs underwritten by the GSEs or the federal government.

The combination of these factors has also resulted in a significant number of families that cannot qualify to obtain new residential mortgage loans. We believe the U.S. federal regulations addressing “qualified mortgages” based on, among other factors such as employment status, debt-to-income level, impaired credit history or lack of savings, limit mortgage loan availability from traditional mortgage lenders. In addition, we believe that many homeowners displaced by foreclosure or who either cannot afford to own or cannot be approved for a mortgage will prefer to live in single-family rental properties with similar characteristics and amenities to owned homes as well as smaller multi-family residential properties. In certain demographic areas, new households are being formed at a rate that exceeds the new homes being added to the market, which we believe favors future demand for non-federally guaranteed mortgage financing for single-family and smaller multi-family rental properties. For all these reasons, we believe that demand for single-family and smaller multi-family rental properties will increase in the near term and remain at heightened levels for the foreseeable future.

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

Factors That May Affect Our Operating Results

Acquisitions. Our operating results depend heavily on sourcing residential RPLs and SBC loans and, when attractive opportunities are identified, NPLs. We believe that there is generally a large supply of RPLs available to us for acquisition and we believe the available supply provides for a steady acquisition pipeline of assets since large institutions are active sellers in the market. However, we expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. We also believe there may be increased opportunities to acquire NPLs due to the pandemic. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of loans not acquired typically constitutes a small portion of a particular portfolio. In any case where we do not acquire the full portfolio, we make appropriate adjustments to the applicable purchase price.

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

The state of the real estate market and home prices will determine proceeds from any sale of real estate. We will opportunistically and on an asset-by-asset basis determine whether to rent any REO we acquire, whether upon foreclosure or otherwise. We may determine to sell such assets if they do not meet our investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control. Declining real estate prices, including as a result of COVID-19, are expected to negatively affect our results. We also expect that extended eviction timelines resulting from COVID-19 will negatively impact sales of our REO held-for-sale.

Conversion to Rental Property. From time to time we will retain an REO property as a rental property and may acquire rental properties through direct purchases at attractive prices. The key variables that will affect our residential rental revenues over the long-term will be the extent to which we acquire properties, which, in turn, will depend on the amount of our capital invested, average occupancy and rental rates in our owned rental properties. We expect the timeline to convert multi-family and single-family loans into rental properties will vary significantly by loan, which could result in variations in our revenue and our operating performance from period to period. There are a variety of factors that may inhibit our ability, through the Servicer, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and the associated deferrals (including from litigation); unauthorized occupants of the property; U.S. federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; U.S. federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and high levels of unemployment and underemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems. We do not expect to retain a material number of single family residential properties for use as rentals. We do, however, intend to focus on retaining multi-unit residences derived from foreclosures or acquired through outright purchases as rentals.

Expenses. Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the Servicing Agreement. Additionally, our Manager incurs direct, out-of-pocket costs related to managing our business, which are contractually reimbursable by us. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans under consideration for purchase. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties, both held-for-sale and as rentals, and includes any charges for impairments to the carrying value of these assets, which may be significant. Those expenses may increase due to extended eviction timelines caused by the pandemic. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.

On July 30, 2020, we priced Ajax Mortgage Loan Trust 2020-B with $97.2 million of AAA-rated senior securities, and $17.3 million of A-rated securities issued with respect to $156.5 million of mortgage loans, all of which were RPLs. The AAA- and A-rated securities have a weighted average coupon of 1.874% and represent 73.2% of the UPB of the underlying mortgage loans. Our cost of funds on our securities and mortgage loan repurchase lines of credit decreased materially subsequent to the end of the quarter ended June 30, 2020. We expect this reduction, combined with the closing of Ajax Mortgage Loan Trust 2020-B, to have a favorable impact on our overall cost of funds.

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

Market Conditions. Due to the dramatic repricing of real estate assets that occurred during the 2008 financial crisis and the continuing uncertainty regarding the direction and strength of the real estate markets including as a result of the pandemic, we believe a void in the debt and equity capital available for investing in real estate exists as many financial institutions, insurance companies, finance companies and fund managers have determined to reduce or discontinue investment in debt or equity related to real estate. We believe the dislocations in the residential real estate market have resulted or will result in an “over-correction” in the repricing of real estate assets, creating a potential opportunity for us to capitalize on these market dislocations and capital void to the extent we are able to obtain financing for additional purchases.

We believe that in spite of the continuing uncertain market environment for mortgage-related assets, including as a result of the pandemic outbreak, current market conditions offer potentially attractive investment opportunities for us, even in the face of a riskier and more volatile market environment. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

COVID-19 Pandemic. The pandemic has also impacted, and is likely to continue to impact, directly or indirectly, many of the other factors discussed above, as well as other aspects of our business. New developments continue to emerge and it is not possible for us to predict with certainty which factors will impact our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of the pandemic at this time due to, among other things, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of federal, state and local government efforts to contain the spread of COVID-19, the effects of those efforts on our business, the indirect impact on the U.S. economy and economic activity and the impact on the mortgage markets and capital markets.

Critical Accounting Policies and Estimates

Mortgage Loans

Loans acquired with deterioration in credit quality — As of their acquisition date the loans we acquire have generally suffered some credit deterioration subsequent to origination. As a result, prior to the adoption of ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL, on January 1, 2020, we were required to account for the mortgage loans pursuant to ASC 310-30, Accounting for Loans with Deterioration in Credit Quality. Under both standards, our recognition of interest income for loans with deteriorated credit quality ("PCD loans") is based upon having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, we use expected cash flows to apply the effective interest method of income recognition.

Under both CECL and ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. However, CECL allows more flexibility to adjust the loan pools as the underlying risk factors change over time. Under ASC 310-30, we determined RPLs to have common risk characteristics and accounted for them as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, we determined NPLs to have common risk characteristics and accounted for them as a single non-performing pool for loans acquired within each three-month calendar quarter. The result was generally two additional pools (RPLs and NPLs) each quarter. Under CECL, we re-aggregated our loan pools around similar risk factors, while eliminating the previous distinction for the quarter in which loans were acquired. This resulted in reducing the number of loan pools to four as of March 31, 2020. The number of pools was then increased to six as of June 30, 2020. Each loan pool is oriented around similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as Interest income in the period the loan pays in full.

Our accounting for PCD loans gives rise to an accretable yield and an allowance for credit losses. Under CECL, upon the acquisition of PCD loans we record the acquisition as three separate elements for 1) the amount of purchase discount which we expect to recover through eventual repayment by the borrower, 2) an allowance for future expected credit loss and 3) the UPB of the loan. The purchase price discount which we expect at the time of acquisition to collect over the life of the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. We recognize the accretable yield as Interest income on a prospective level yield basis over the life of the pool. The expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. If we expect to collect greater cash flows over the life of the pool, any prior allowance is reversed to the extent of the increase and the expected yield to maturity is adjusted on a prospective basis. The allowance for credit losses is increased when we estimate we will not collect all amounts previously estimated to be collectible, and reduced or eliminated when the underlying asset has been liquidated and all expected underlying cash flows have been realized. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, we consider the estimated net recoverable value of the loan pools as well as other factors, such as the fair value of the underlying collateral. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

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

Real Estate

Real estate owned Property — we acquire real estate properties directly from sellers and when we foreclose on a borrower and take title to the underlying property ("REO"). REO is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure. REO we expect to actively market for sale is classified as held-for-sale. REO held-for-sale is carried at the lower of its acquisition basis, or its net realizable value (estimated fair market value less expected selling costs). We estimate fair market value using a combination of BPOs, comparable sales, appraisals, and competitive market analyses provided by local realtors subject to our judgment. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred. Foreclosed property that is sold to a third party at the foreclosure sale (“Third Party Sales”) is not considered REO and proceeds on these third party sales are treated as payment in satisfaction of the underlying loan. See Mortgage Loans, above.

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

Investments at fair value

Our Investments at Fair Value as of June 30, 2020 and December 31, 2019 consist of investments in senior and subordinated notes issued by joint ventures, which we form with third party institutional accredited investors. We recognize income on the debt securities using the effective interest method. Additionally, the notes are classified as available-for-sale and are carried at fair value with changes in fair value reflected in our consolidated statements of comprehensive income. We mark our investments to fair value using prices received from our financing counterparties and believe any unrealized losses on our debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in our consolidated statements of income. Risks inherent in our debt securities portfolio, affecting both the valuation of the securities as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the pandemic, and damage to or delay in realizing the value of the underlying collateral. We monitor the credit quality of the mortgage loans underlying our debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, we assess the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluate whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

Our Investments in beneficial interests as of June 30, 2020 and December 31, 2019 consist of investments in the trust certificates issued by joint ventures which we form with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. We account for our Investments in beneficial interests under CECL, as discussed under Mortgage Loans.

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

The fair value of secured borrowings is estimated using estimates provided by our financing counterparties which are compared for reasonableness to the Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans collateralizing the debt, and which drive the cash flows used to make interest payments.

Our convertible senior notes are traded on the NYSE; the debt’s fair value is determined from the NYSE closing price on the balance sheet date.

Recent Accounting Pronouncements

Refer to the notes to our interim financial statements for a description of relevant recent accounting pronouncements.

Results of Operations

For the three months ended June 30, 2020, we had net income attributable to common stockholders of $6.2 million, or $0.27 per share, for basic and diluted common shares. For the three months ended June 30, 2019, we had net income attributable to common stockholders of $13.0 million, or $0.67 per share, for basic and $0.56 for diluted common shares. Key items for the three months ended June 30, 2020 include:

•Interest income of $23.7 million; net interest income after reversal of provision for credit losses of $15.0 million as a result of better than expected loan performance and the related impact on future repayment rates
•Net income attributable to common stockholders of $6.2 million
•Basic earnings per common share ("EPS") of $0.27
•Book value per common share of $15.20 at June 30, 2020
•Taxable income of $(0.09) per common share
•Collected total cash of $57.8 million, from loan payments, sales of REO and investments in debt securities and beneficial interests
•Raised $125.0 million, net of offering costs, in a series of private placements of preferred stock and warrants placed with institutional accredited investors
•Held $163.4 million of cash and cash equivalents at June 30, 2020; average daily cash balance for the quarter was $125.7 million
•At June 30, 2020, approximately 72.6% of our portfolio based on UPB made at least 12 out of the last 12 payments

Our consolidated net income attributable to common stockholders decreased $6.8 million for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019 primarily as a result of a $7.0 million gain on sale of mortgage loans in the prior year quarter. The second quarter of 2020 includes a $4.3 million recovery of provision for losses on our loan and securities portfolios. The reversal of the provision for credit losses was primarily triggered by better than expected loan performance and its related impact on future cash flows as the COVID-19 impact on cash flow extension has not been as material as we anticipated. During the quarter ended June 30, 2019, we recorded a provision for losses in the amount of $0.1 million for the quarter. Our book value declined to $15.20 per share from $15.80 at December 31, 2019 primarily from the year-to-date effects of a net $5.2 million non-cash mark-to-market adjustment to the fair value of our debt securities as generally determined by marks provided by our financing counterparties.

We recorded income from our investments in affiliates of $0.7 million for the quarter ended June 30, 2020 compared to income of $0.3 million for the quarter ended June 30, 2019. The primary driver of the difference is the flow-through impact of a mark to market gain on shares of our stock held by our Manager and our Servicer. This income represents a partial reversal of a larger mark-to-market loss incurred during the quarter ended March 31, 2020. We account for our investments in our Manager and our Servicer using the equity method of accounting and all elements of income, expense, gain and loss are picked up in proportion to our investment.

We recorded $0.1 million in impairments on our REO held-for-sale portfolio in real estate operating expense for the quarter ended June 30, 2020 compared to $0.5 million for the quarter ended June 30, 2019. We continue to liquidate our REO properties held-for-sale at a faster rate than we acquire properties, with 14 properties sold in the second quarter while two were added to REO held-for-sale through foreclosures. Impairments for the quarter were driven primarily by additional costs of holding the properties. We expect the rate of new foreclosures to slow due to the continuing impact of COVID-19. During the quarter ended June 30, 2019 we sold 21 REO properties while adding 19 through foreclosures.

Table 1: Results of Operations

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2020	2019	2020	2019
INCOME
Interest income	$23,705	$28,128	$50,991	$57,580
Interest expense	(13,058)	(15,439)	(26,128)	(31,124)
Net interest income	10,647	12,689	24,863	26,456
Provision for credit benefit/(losses)	4,328	(85)	(781)	(239)
Net interest income after provision for credit benefit/(losses)	14,975	12,604	24,082	26,217
Income/(loss) from investments in affiliates	672	257	(440)	718
Income/(loss) on sale of mortgage loans	—	7,014	(705)	7,014
Other income	680	828	1,427	1,938
Total revenue, net	16,327	20,703	24,364	35,887
EXPENSE
Related party expense – loan servicing fees	1,936	2,274	3,950	4,780
Related party expense – management fee	2,143	1,652	3,942	3,340
Loan transaction expense	65	191	(38)	260
Professional fees	732	634	1,537	1,496
Real estate operating expenses	188	887	1,100	1,673
Other expense	2,325	1,219	3,350	2,300
Total expense	7,389	6,857	13,841	13,849
Loss on debt extinguishment	—	182	408	182
Income before provision for income taxes	8,938	13,664	10,115	21,856
Provision for income taxes (benefit)	120	38	(199)	109
Consolidated net income	8,818	13,626	10,314	21,747
Less: consolidated net income attributable to the non-controlling interest	735	599	1,831	1,390
Consolidated net income attributable to Company	8,083	13,027	8,483	20,357
Less: dividends on preferred stock	1,841	—	1,841	—
Consolidated net income attributable to common stockholders	$6,242	$13,027	$6,642	$20,357

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

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Net interest income after recovery of provision for loan losses increased to $15.0 million from $12.6 million, respectively, for the three months ended June 30, 2020 and 2019 primarily as a result of $4.3 million in recovery from provision of credit losses on our loan and securities portfolios as a result of better than expected loan performance during the quarter and the impact this has on expectations of future repayment rates. Net interest income after provision for credit losses decreased to $24.1 million from $26.2 million for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of a net $0.8 million in provisions for credit losses from across various aspects of our portfolio in 2020 as compared to a provision for credit losses of $0.2 million for the six months ended June 30, 2019. The increase in the current year to date provision for credit losses is the result of losses driven by expectations derived from the COVID-19 outbreak that occurred in late March including the potential effect of Government mandated forbearance arrangements. As a result, for the three months ended June 30, 2020 we recorded recoveries of provisions for credit losses of $1.5 million on our mortgage loan portfolio and $2.8 million on our investments in securities based on better than expected loan performance and the impact on future repayment rates during the quarter. The COVID-19 impact on cash flow extensions was not as material as we expected. For the six months ended June 30, 2020 we recorded provisions for credit losses net, of the second quarter recoveries, of $0.6 million on our mortgage loan portfolio and $0.2 million on our investments in beneficial interests. Comparatively during the three and six months ended June 30, 2019 we recorded provisions for credit losses of $0.1 million and $0.2 million, respectively, on our mortgage loan portfolio and no provisions for credit losses on our investments in beneficial interests. Our credit losses during calendar year 2020 were based on ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL, where both increases and decreases in payment expectations are recorded in the period determined. Previously, our impairment charges were determined under ASC 310-30, under which decreases in payment expectations were recorded in the period determined while increases in payment expectations were recorded prospectively over the remaining life of the loan pool.

Our gross interest income decreased by $4.4 million to $23.7 million in the quarter ended June 30, 2020 from $28.1 million in the quarter ended June 30, 2019 due primarily to a decrease in the average balance of our mortgage loan portfolio as paydowns and payoffs exceeded loan purchases, and by decreases in the average yields on our loan and securities portfolios based on our cash flows as of the beginning of the quarter.

During the second quarter of 2020, we collected $38.2 million on our loan portfolio as compared to $49.6 million for the second quarter of 2019, as borrowers refinance or sell the underlying property. For the six months ended June 30, 2020, we collected $85.2 million on our loan portfolio as compared to $94.3 million for the six months ended June 30, 2019.

Our interest expense decreased $2.3 million to $13.1 million in the quarter ended June 30, 2020 from $15.4 million in the quarter ended June 30, 2019 primarily due to both a decrease in the average balances of our interest bearing liabilities and a decrease in the average interest rate primarily driven lower rates on our mortgage repurchase agreements and secured borrowings. Interest expense decreased by $5.0 million to $26.1 million in the six months ended June 30, 2020 from $31.1 million in the six months ended June 30, 2019 also primarily due to decreases in both the balances of our interest bearing liabilities and in the average interest rate driven by reductions in the rates on our mortgage repurchase agreements and secured borrowings.

The interest income detail for the three and six months ended June 30, 2020 and 2019 are included in the table below ($ in thousands):

Table 2: Interest income detail

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Accretable yield recognized on RPLs, NPLs and SBC loans	$18,732	$24,706	$40,853	$51,417
Interest income on securities	5,028	3,140	10,034	5,556
Bank interest income	75	285	196	605
Other interest income	(130)	(3)	(92)	2
Interest income	$23,705	$28,128	$50,991	$57,580
Provision for credit benefit/(losses)	4,328	(85)	(781)	(239)
Interest income after provision for credit benefit/(losses)	$28,033	$28,043	$50,210	$57,341

The average balance of our mortgage loan portfolio, investment in securities and debt outstanding for the three months ended June 30, 2020 and 2019 are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended June 30,
	2020	2019
Average mortgage loan portfolio	$1,087,800	$1,199,421
Average carrying value of debt securities and beneficial interests	$333,359	$192,129
Total average asset level debt	$1,041,673	$1,107,812

The weighted average balance of our mortgage loan portfolio was $1.1 billion for the three months ended June 30, 2020 compared to $1.2 billion for the three months ended June 30, 2019. Additionally, we collected $57.8 million in cash payments and proceeds on our mortgage loans, our REO held-for-sale and our investments in securities for the three months ended June 30, 2020 compared to collections of $59.9 million for the three months ended June 30, 2019.

Gain (loss) on sale of mortgage loans

We sold no mortgage loans during the three months ended June 30, 2020. During the six months ended June 30, 2020 we sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million. During the comparative three and six months ended June 30, 2019, we sold 962 loans with a carrying value of $176.9 million and UPB of $200.1 million for a gain of $7.0 million.

Other Income

Other income decreased for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 due to decreased rental income from the impact on our rental portfolio as a result our Gaea capital raise in November 2019 and lower late fee income. This was offset by increased net gain on sale of property held-for-sale. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net gain on sale of Property held-for-sale	$394	$18	$807	$121
Late fee income	163	215	348	445
HAMP fees	114	127	252	511
Rental Income	9	468	20	853
Other income	—	—	—	8
Total Other Income	$680	$828	$1,427	$1,938

Expenses

Total expenses increased for the three months ended June 30, 2020 over the comparable period in 2019 due to an increase in other expense as a result of our warrant amortization expense and an increase in management fees from an increase in our capital base as a result of our private placements of preferred stock and warrants during the quarter. This was partially offset by lower real estate operating expense due to our capital raise for Gaea in November 2019 and lower REO impairments. Total expenses decreased for the six months ended June 30, 2020 over the comparable period in 2019 due to lower loan servicing fees and lower real estate operating expense due to our Gaea capital raise in November 2019 and lower REO impairments. This was offset by an increase in other expense as a result of our warrant amortization expense and an increase in management fees from our private offering. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Other expense	$2,325	$1,219	$3,350	$2,300
Related party expense - management fee	2,143	1,652	3,942	3,340
Related party expense – loan servicing fees	1,936	2,274	3,950	4,780
Professional fees	732	634	1,537	1,496
Real estate operating expenses	188	887	1,100	1,673
Loan transaction expense	65	191	(38)	260
Total expenses	$7,389	$6,857	$13,841	$13,849

Other expense increased for the three and six months ended June 30, 2020 over the comparable period in 2019 primarily due to the amortization of our put option liability associated with the preferred stock capital raise we completed during the quarter offset by lower travel expense. Travel expense is primarily incurred during due diligence prior to and subsequent to portfolio acquisition. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Amortization of put option liability	$1,222	$—	$1,222	$—
Borrowing related expenses	218	137	388	334
Insurance	184	159	368	318
Employee and service provider share grants	174	219	348	469
Taxes and regulatory expense	151	152	197	264
Other expense	122	50	186	99
Directors' fees and grants	109	109	218	206
Software licenses and amortization	64	60	134	107
Lien release non due diligence	58	197	91	215
Internal audit services	35	48	72	99
Travel, meals, entertainment	(12)	88	126	189
Total Other expense	$2,325	$1,219	$3,350	$2,300

Equity and Net Book Value per Share

Our net book value per share was $15.20 and $15.80 at June 30, 2020 and December 31, 2019, respectively. The decrease in book value was driven primarily by the reduction in equity that resulted from net fair value adjustments of $5.2 million taken on our portfolio of debt securities recorded to Other comprehensive income since December 31, 2019. While GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, the subtraction of non-controlling interests and preferred shares classified in equity, and shares for Manager and director fees that were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	June 30, 2020	December 31, 2019
Outstanding shares	22,924,982	22,142,143
Adjustments for:
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	5,200	2,600
Conversion of convertible senior notes into shares of common stock	8,007,089	8,270,208
Total adjusted shares outstanding	30,937,271	30,414,951

Equity at period end	$498,870	$384,084
Net increase in equity from expected conversion of convertible senior notes	112,750	120,669
Adjustment for equity due to preferred shares	(115,144)	—
Adjustment for equity due to non-controlling interests	(26,080)	(24,257)
Adjusted equity	$470,396	$480,496
Book value per share	$15.20	$15.80

Mortgage Loan Portfolio

For the three months ended June 30, 2020, we acquired no RPLs, however, for the six months ended June 30, 2020, we acquired 26 RPLs with an aggregate acquisition price of $1.2 million representing 61.7% of UPB. Comparatively, for the three and six months ended June 30, 2019, we acquired 496 and 534 RPLs with an aggregate acquisition price of $90.7 million and $97.9 million, respectively, representing 85.1% of UPB in each case. We acquired no NPL loans for the three months ended June 30, 2020, however, during the six months ended June 30, 2020, we acquired one NPL loan for an acquisition price of $0.2 million representing 81.5% of UPB. Comparatively, during the three and six months ended June 30, 2019 we acquired no NPLs.

For the three and six months ended June 30, 2020, we acquired no SBC loans. Comparatively, for the three and six months ended June 30, 2019 we acquired two and 21 SBC loans, respectively, with UPB of $0.7 million and $18.4 million, respectively, that represented 18.2% and 57.1% of the underlying collateral value of $3.6 million and $32.3 million, respectively. We ended the period with $1.1 billion of mortgage loans with an aggregate UPB of $1.2 billion as of June 30, 2020 and $1.2 billion of mortgage loans with an aggregate UPB of $1.3 billion as of June 30, 2019.

The following table shows loan portfolio acquisitions that includes paid in full loans after acquisition but before boarding by the Servicer, for the three and six months ended June 30, 2020, and 2019 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
RPLs
Count	—	496	26	534
UPB	$—	$106,559	$1,952	$115,054
Purchase price	$—	$90,694	$1,205	$97,899
Purchase price % of UPB	—%	85.1%	61.7%	85.1%
NPLs
Count	—	—	1	—
UPB	$—	$—	$227	$—
Purchase price	$—	$—	$185	$—
Purchase price % of UPB	—%	—%	81.5%	—%

Table 9: Commercial loans non-pooled

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Commercial loans non-pooled
Count	—	2	—	21
UPB	$—	$664	$—	$18,440
Undrawn UPB at acquisition	$—	$808	$—	$1,277
Issue price % of collateral value	—%	18.2%	—%	57.1%

During the three and six months ended June 30, 2020, 112 and 263 mortgage loans, respectively, representing 1.7% and 6.3% of our ending UPB, respectively, were liquidated. Comparatively, during the three and six months ended June 30, 2019, 1,122 and 1,273 mortgage loans, respectively, representing 16.4% and 18.3% of our ending UPB, respectively, were liquidated, including conversions to REO property. Our loan portfolio activity for the three and six months ended June 30, 2020 and 2019 is presented below ($ in thousands):

Table 10: Loan Portfolio Activity

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Beginning carrying value	$1,098,629	$1,313,677	$1,151,469	$1,310,873
RPL, NPL and SBC pool portfolio acquisitions, net cost basis	—	90,694	185	97,899
Other non-pooled portfolio acquisitions, net cost basis	—	656	1,206	18,449
Draws on SBC loans	—	391	—	391
Accretion recognized	18,695	24,046	40,440	50,632
Payments received on PCD loans, net	(38,108)	(47,277)	(79,761)	(91,375)
Principal payments received on non-PCD loans, net	(30)	(1,393)	(5,337)	(1,755)
Reclassifications to REO	(98)	(5,655)	(912)	(9,826)
Sale of mortgage loans	—	(176,888)	(26,111)	(176,888)
Provision for credit benefit/(losses) on mortgage loans	1,525	(85)	(597)	(239)
Other	4	(26)	35	(21)
Ending carrying value	$1,080,617	$1,198,140	$1,080,617	$1,198,140

Table 11: Portfolio Composition

As of June 30, 2020 and December 31, 2019, our portfolios consisted of the following ($ in thousands):

June 30, 2020(1,2)		December 31, 2019(1,2)
No. of Loans	5,948	No. of Loans	6,184
Total UPB	$1,181,161	Total UPB	$1,268,126
Interest-Bearing Balance	$1,105,494	Interest-Bearing Balance	$1,190,917
Deferred Balance(3)	$75,667	Deferred Balance(3)	$77,209
Market Value of Collateral(4)	$1,897,367	Market Value of Collateral(4)	$1,783,856
Price/Total UPB(5)	82.3%	Price/Total UPB(5)	82.9%
Price/Market Value of Collateral	54.3%	Price/Market Value of Collateral	61.9%
Weighted Average Coupon	4.50%	Weighted Average Coupon	4.55%
Weighted Average LTV(6)	73.6%	Weighted Average LTV(6)	83.5%
Weighted Average Remaining Term (months)	302	Weighted Average Remaining Term (months)	311
No. of first liens	5,890	No. of first liens	6,124
No. of second liens	58	No. of second liens	60
No. of Rental Properties	9	No. of Rental Properties	10
Capital Invested in Rental Properties	$1,389	Capital Invested in Rental Properties	$1,591
RPL loans	97.0%	RPL loans	95.3%
NPL loans	2.6%	NPL loans	2.7%
SBC commercial loans	0.4%	SBC commercial loans	2.0%
No. of Other REO	33	No. of Other REO	58
Market Value of Other REO(7)	$7,156	Market Value of Other REO(7)	$13,987
Carrying value of debt securities and beneficial interests in trusts	$333,359	Carrying value of debt securities and beneficial interests in trusts	$288,362
Loans with 12 for 12 payments as an approximate percentage of UPB (8)	72.6%	Loans with 12 for 12 payments as an approximate percentage of UPB (8)	76.0%
Loans with 24 for 24 payments as an approximate percentage of UPB (9)	65.6%	Loans with 24 for 24 payments as an approximate percentage of UPB (9)	64.0%

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
(4)As of date of acquisition.
(5)At June 30, 2020 and December 31, 2019, our loan portfolio consists of fixed rate (52.1% of UPB), ARM (9.4% of UPB) and Hybrid ARM (38.5% of UPB); and fixed rate (52.8% of UPB), ARM (9.5% of UPB) and Hybrid ARM (37.7% of UPB), respectively.
(6)UPB as of June 30, 2020 and December 31, 2019, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 12: Portfolio Characteristics

The following tables present certain characteristics of our mortgage loans by year of origination as of June 30, 2020 and December 31, 2019, respectively ($ in thousands):

Portfolio at June 30, 2020

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	598	3,453	1,897
Unpaid principal balance	$120,500	$790,418	$270,243
Mortgage loan portfolio by year of origination	10.2%	66.9%	22.9%
Loan Attributes:
Weighted average loan age (months)	110.1	160.6	199.6
Weighted Average loan-to-value	71.2%	78.0%	63.5%
Delinquency Performance:
Current	59.9%	63.3%	63.7%
30 days delinquent	6.7%	8.6%	10.0%
60 days delinquent	9.8%	8.3%	6.4%
90+ days delinquent	19.9%	15.1%	16.6%
Foreclosure	3.7%	4.7%	3.3%

Portfolio at December 31, 2019

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	625	3,576	1,983
Unpaid principal balance	$153,923	$826,684	$287,519
Mortgage loan portfolio by year of origination	12.1%	65.2%	22.7%
Loan Attributes:
Weighted average loan age (months)	88.0	154.5	193.3
Weighted Average loan-to-value	72.7%	81.2%	66.5%
Delinquency Performance:
Current	61.9%	56.9%	58.8%
30 days delinquent	9.5%	13.0%	12.6%
60 days delinquent	6.5%	8.4%	8.2%
90+ days delinquent	20.5%	17.3%	17.3%
Foreclosure	1.6%	4.4%	3.1%

Table 13: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at June 30, 2020 and December 31, 2019 ($ in thousands):

June 30, 2020						December 31, 2019
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	941	$322,311	27.3%	$566,619	29.9%	CA	1,010	$370,838	29.2%	$564,169	31.6%
FL	660	114,466	9.7%	181,120	9.5%	FL	689	119,728	9.4%	156,967	8.8%
NY	326	102,855	8.7%	175,276	9.2%	NY	331	105,853	8.3%	161,646	9.1%
NJ	291	66,027	5.6%	87,912	4.6%	NJ	290	66,762	5.3%	80,472	4.5%
MD	247	60,522	5.1%	77,307	4.1%	MD	257	63,349	5.0%	74,027	4.2%
GA	342	45,157	3.8%	69,168	3.7%	GA	363	48,969	3.9%	62,960	3.5%
VA	197	42,285	3.6%	60,324	3.2%	VA	206	44,193	3.5%	57,678	3.2%
IL	221	41,538	3.5%	53,173	2.8%	IL	228	42,962	3.4%	49,586	2.8%
TX	386	37,452	3.2%	75,063	4.0%	TX	399	39,689	3.1%	69,874	3.9%
MA	174	35,296	3.0%	59,309	3.1%	MA	181	37,596	3.0%	53,785	3.0%
NC	240	30,384	2.6%	46,801	2.5%	NC	240	31,402	2.5%	42,977	2.4%
WA	105	26,558	2.2%	47,719	2.5%	WA	114	28,489	2.2%	43,372	2.4%
AZ	152	25,747	2.2%	42,070	2.2%	AZ	154	26,321	2.1%	34,277	1.9%
NV	104	20,468	1.7%	33,251	1.8%	NV	107	21,384	1.7%	27,540	1.5%
PA	174	20,150	1.7%	28,857	1.5%	PA	180	20,978	1.7%	26,936	1.5%
SC	125	14,017	1.2%	20,862	1.1%	SC	129	15,282	1.2%	21,263	1.2%
MI	95	13,193	1.1%	22,931	1.2%	MI	98	14,339	1.1%	21,876	1.2%
OH	107	12,847	1.1%	16,912	0.9%	OH	110	13,515	1.1%	15,451	0.9%
OR	63	12,467	1.1%	21,891	1.2%	OR	66	12,991	1.0%	19,519	1.1%
CT	71	12,260	1.0%	16,142	0.9%	CT	72	12,594	1.0%	15,832	0.9%
TN	111	11,802	1.0%	21,201	1.1%	TN	115	12,566	1.0%	19,203	1.1%
CO	58	11,421	1.0%	23,734	1.3%	CO	63	12,368	1.0%	22,471	1.3%
MN	52	9,684	0.8%	13,583	0.7%	MN	54	10,200	0.8%	12,753	0.7%
MO	78	9,329	0.8%	12,325	0.6%	MO	80	10,003	0.8%	12,427	0.7%
IN	94	8,967	0.8%	13,477	0.7%	IN	100	9,521	0.8%	12,545	0.7%
UT	47	8,211	0.7%	16,444	0.9%	UT	52	8,923	0.7%	13,957	0.8%
LA	71	7,375	0.6%	11,235	0.6%	LA	74	7,585	0.6%	11,389	0.6%
HI	17	7,185	0.6%	10,345	0.6%	HI	17	7,229	0.6%	10,093	0.6%
DE	32	6,510	0.6%	7,702	0.4%	DE	33	6,566	0.5%	7,626	0.4%
WI	37	4,707	0.4%	6,251	0.3%	WI	37	4,772	0.4%	5,827	0.3%
DC	16	4,505	0.4%	7,201	0.4%	DC	16	4,542	0.4%	6,368	0.4%
NM	30	4,481	0.4%	6,085	0.3%	NM	30	4,525	0.4%	5,407	0.3%
KY	34	3,927	0.3%	5,618	0.3%	KY	34	3,969	0.3%	5,213	0.3%
AL	42	3,402	0.3%	4,420	0.2%	AL	43	3,569	0.3%	4,480	0.3%
RI	14	3,110	0.3%	4,355	0.2%	RI	15	3,232	0.3%	4,188	0.2%
NH	17	2,982	0.3%	4,707	0.2%	NH	17	3,016	0.2%	4,290	0.3%
MS	28	2,511	0.2%	3,479	0.2%	OK	30	2,631	0.2%	3,948	0.2%
OK	28	2,504	0.2%	3,930	0.2%	MS	25	2,389	0.2%	3,062	0.2%
ID	14	1,707	0.1%	3,352	0.2%	ID	14	1,723	0.1%	2,755	0.2%
IA	16	1,578	0.1%	2,081	0.1%	IA	16	1,599	0.1%	2,011	0.1%
ME	11	1,545	0.1%	1,940	0.1%	WV	17	1,595	0.1%	2,208	0.1%
KS	18	1,359	0.1%	2,790	0.2%	ME	11	1,564	0.1%	1,829	0.1%
AR	18	1,304	0.1%	1,845	0.1%	KS	18	1,391	0.1%	2,435	0.1%
WV	15	1,179	0.1%	1,575	0.1%	AR	18	1,318	0.1%	1,777	0.1%
MT	5	686	0.1%	1,091	0.1%	NE	6	702	0.1%	836	0.1%
PR	6	532	0.1%	621	—%	MT	5	697	0.1%	1,005	0.1%
NE	4	531	0.1%	581	—%	PR	6	546	—%	838	0.1%
WY	4	515	—%	583	—%	WY	4	519	—%	593	—%
SD	3	506	—%	724	—%	SD	3	509	—%	678	—%
VT	2	456	—%	515	—%	VT	2	467	—%	470	—%
ND	3	399	—%	482	—%	ND	3	403	—%	595	—%
AK	2	251	—%	388	—%	AK	2	253	—%	372	—%
	5,948	$1,181,161	100.0%	$1,897,367	100.0%		6,184	$1,268,126	100.0%	$1,783,856	100.0%

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

As of June 30, 2020 and December 31, 2019, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, beneficial interests and rental properties. We also held approximately $163.4 million of cash and cash equivalents, an increase of $99.1 million from our balance of $64.3 million at December 31, 2019. Our average daily cash balance during the quarter was $125.7 million, an increase of $59.6 million from our average daily cash balance of $66.1 million during the three months ended December 31, 2019.

Our collections of principal and interest payments on mortgage loans and securities, payoffs of mortgage loans and proceeds on the sale of our property held-for-sale and sale of debt securities held as investments were $120.2 million and $123.1 million for the six months ended June 30, 2020 and 2019, respectively. We currently expect the pace of loan prepayments to slow due to the pandemic.

Our operating cash outflows, including the effect of restricted cash, for the six months ended June 30, 2020 and 2019 were $10.2 million and $10.0 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $24.2 million and $29.5 million for the six months ended June 30, 2020 and 2019, respectively. Non-cash interest income accretion was $16.2 million and $21.1 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 we recognized a loss of $0.7 million from the sale of 26 mortgage loans to Gaea, an affiliated entity. During the six months ended June 30, 2019 we recognized a gain of $7.0 million from the sale of 962 loans to a related party joint venture, Ajax Mortgage Loan Trust 2019-C ("2019-C"). We expect, however, that the impact of the COVID-19 outbreak will put pressure on our cash flow from operations as we enter into loan modifications on certain of our loans permitting interest payments to be deferred. Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be Investing activities under GAAP, and the cash flows from these activities are included in the investing section of our consolidated statements of cash flows.

For the six months ended June 30, 2020 our investing cash inflow of $57.0 million was primarily driven by principal payments on and payoffs of our mortgage loan portfolio of $60.8 million, principal payments on and payoffs of our debt securities and beneficial interests of $25.5 million, and the sale of mortgage loans to Gaea in the amount of $25.4 million, offset by purchases of debt securities and beneficial interests of $61.3 million. For the six months ended June 30, 2019 our investing cash inflow of $112.5 million was primarily driven by the sale of mortgage loans to our 2019-C securitization of $184.1 million and principal payments on and payoffs of our mortgage loan portfolio of $63.6 million, principal payments on and payoffs of our debt securities and beneficial interests of $22.1 million, and sale of $39.6 million of debt securities held as investments, offset by purchases of debt securities and beneficial interests of $84.2 million and acquisitions of mortgage loans of $116.3 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the six months ended June 30, 2020, we had net financing cash inflows of $52.5 million primarily driven from our issuance of preferred stock and warrants, net of any offering costs, for $125.0 million in a series of private placements to institutional accredited investors as well as from additional borrowing through repurchase transactions of $145.3 million, offset by repayments of $159.3 million on repurchase transaction and pay downs of existing debt obligations of $44.5 million on secured debt. For the six months ended June 30, 2019, we had net cash outflows from financing activities of $102.0 million from our pay down of existing debt obligations offset by our repurchase agreements of $147.4 million. For the six months ended June 30, 2020 and 2019 we paid $5.9 million and $13.7 million, respectively, in combined dividends and distributions.

Financing Activities — Equity offerings

During the quarter ended June 30, 2020, we issued an aggregate of $130.0 million of preferred stock and warrants to institutional accredited investors in a series of private placements. We issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to us at a specified put price on or after July 6, 2023. Under GAAP, we are required to allocate the proceeds between the relative fair values of the Preferred stock and warrants. The initial allocation of the proceeds, net of all offering costs, resulted in the Preferred series A shares receiving an allocation of $51.1 million, the Preferred series B shares receiving an allocation of $64.0 million and the warrants an allocation of $9.9 million. We mark the obligation for the warrants and future put liability to market though earnings. We expect to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with our investment strategy.

During the six months ended June 30, 2020, we did not sell any shares of common stock under our at the market program which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From inception (January 30, 2014) to June 30, 2020, we have completed 15 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See Table 17: Investments in joint ventures), through securitization trusts pursuant to Rule 144A under the Securities Act, six of which were outstanding at June 30, 2020. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our Ajax Mortgage Loan Trusts 2017-D ("2017-D") secured borrowings, from which we sold a 50% interest in the Class A notes and a 50% interest in the residual equity to third parties and 2018-C secured borrowings, from which we sold a 95% interest in the Class A notes and 37% in the Class B and trust certificates, we have retained the subordinate notes and the applicable trust certificates from the other six secured borrowings outstanding at June 30, 2020.

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

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at June 30, 2020 at their respective cutoff dates:

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

(1)The Class B notes are subordinated, sequential pay, fixed rate notes with Class B-2 notes subordinate to the Class B-1 notes. We have retained the Class B notes.
(2)The trust certificates issued by the trusts and the beneficial ownership of the trusts are retained by Great Ajax Funding LLC as the depositor. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes, Class M notes, where present, and Class B notes have been paid in full.
(3)The Class M notes are subordinated, sequential pay, fixed rate notes with Class M-2 notes subordinate to the Class M-1 notes. We retained the Class M notes.
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
(6)The Class B notes are subordinated, sequential pay, with B-2 and B-2 notes having variable interest rates and subordinate to the Class B-1 notes. The Class B-1 notes are fixed rate notes. We have retained the Class B notes.
(7)The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust.

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans, which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have three repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are the class B bonds and certificates from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

During the last two weeks of March 2020, we received margin calls from financing counterparties in the amount of $28.2 million due to the turmoil in the financial markets resulting from the COVID-19 outbreak. We ended the first quarter of 2020 with $32.4 million of cash collateral on deposit with our financing counterparties. Subsequent to March 31, 2020, our required cash collateral position has declined as security prices increased and our financing counterparties returned a portion of the cash collateral. As of June 30, 2020, we had $7.6 million of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on our consolidated balance sheet at June 30, 2020 and is not netted against our Borrowings under repurchase agreements.

A summary of our outstanding repurchase transactions at June 30, 2020 and December 31, 2019 is as follows ($ in thousands):

Table 15: Repurchase Transactions by Maturity Date

			June 30, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
July 10, 2020	January 13, 2020	$9,020	$9,020	$13,016	144%	3.67%
July 13, 2020	April 13, 2020	30,026	30,026	45,368	151%	6.97%
July 17, 2020	June 19, 2020	36,047	36,047	49,503	137%	3.44%
July 20, 2020	June 19, 2020	13,565	13,565	19,047	140%	3.04%
July 31, 2020	February 3, 2020	7,763	7,763	9,702	125%	3.56%
July 31, 2020	February 3, 2020	7,151	7,151	9,537	133%	3.56%
August 13, 2020	May 13, 2020	1,955	1,955	4,428	226%	3.33%
September 1, 2020	June 3, 2020	19,948	19,948	27,271	137%	3.04%
September 1, 2020	June 3, 2020	14,158	14,158	18,850	133%	3.04%
September 1, 2020	June 3, 2020	13,994	13,994	24,496	175%	3.04%
September 1, 2020	June 3, 2020	5,624	5,624	7,352	131%	3.04%
September 1, 2020	June 3, 2020	4,296	4,296	5,513	128%	3.04%
September 1, 2020	June 3, 2020	2,954	2,954	3,916	133%	3.04%
September 1, 2020	June 3, 2020	2,332	2,332	3,360	144%	3.19%
September 1, 2020	June 3, 2020	1,132	1,132	1,607	142%	3.19%
September 17, 2020	June 19, 2020	11,825	11,825	15,832	134%	3.02%
September 17, 2020	June 19, 2020	9,485	9,485	12,488	132%	3.02%
September 17, 2020	June 19, 2020	4,336	4,336	5,624	130%	3.02%
September 17, 2020	June 19, 2020	1,110	1,110	1,687	152%	3.17%
September 24, 2020	September 25, 2019	400,000	112,257	167,347	149%	2.69%
September 24, 2020	June 26, 2020	6,876	6,876	10,024	146%	3.13%
September 24, 2020	June 26, 2020	5,198	5,198	6,930	133%	2.98%
September 24, 2020	June 26, 2020	2,730	2,730	3,585	131%	2.98%
September 25, 2020	June 26, 2020	21,400	21,400	30,747	144%	3.13%
September 28, 2020	June 30, 2020	8,049	8,049	10,727	133%	3.01%
September 28, 2020	June 30, 2020	6,099	6,099	9,038	148%	3.16%
September 28, 2020	June 30, 2020	4,938	4,938	6,581	133%	3.01%
September 28, 2020	June 30, 2020	4,850	4,850	6,498	134%	3.01%
September 28, 2020	June 30, 2020	3,324	3,324	4,667	140%	3.16%
July 9, 2021	July 15, 2016	250,000	27,593	43,569	158%	2.69%
Totals		$910,185	$400,035	$578,310	145%	3.29%

			December 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 3, 2020	November 26, 2019	$8,411	$8,411	$11,098	132%	3.45%
January 3, 2020	November 26, 2019	6,093	6,093	9,038	148%	3.45%
January 3, 2020	November 26, 2019	5,175	5,175	6,855	132%	3.45%
January 3, 2020	December 2, 2019	11,966	11,966	15,742	132%	3.45%
January 3, 2020	December 2, 2019	10,648	10,648	14,058	132%	3.45%
January 3, 2020	December 2, 2019	5,485	5,485	7,050	129%	3.45%
January 3, 2020	December 2, 2019	4,096	4,096	5,261	128%	3.45%
January 3, 2020	December 2, 2019	1,644	1,644	2,388	145%	3.55%
January 3, 2020	December 2, 2019	1,576	1,576	2,287	145%	3.55%
January 10, 2020	December 11, 2019	21,088	21,088	28,284	134%	3.47%
January 10, 2020	December 11, 2019	1,808	1,808	2,640	146%	3.57%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
January 21, 2020	December 20, 2019	15,718	15,718	20,623	131%	3.41%
January 21, 2020	December 20, 2019	10,305	10,305	13,521	131%	3.41%
January 21, 2020	December 20, 2019	5,840	5,840	7,324	125%	3.41%
January 21, 2020	December 20, 2019	2,784	2,784	4,050	145%	3.51%
January 28, 2020	October 30, 2019	5,318	5,318	7,464	140%	3.19%
January 28, 2020	October 30, 2019	2,520	2,520	3,381	134%	2.99%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
February 24, 2020	November 26, 2019	41,412	41,412	54,828	132%	2.92%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,423	127%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	34,591	128%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,709	127%	3.79%
June 3, 2020	December 6, 2019	6,097	6,097	7,891	129%	3.64%
June 3, 2020	December 6, 2019	4,704	4,704	6,106	130%	3.64%
June 3, 2020	December 6, 2019	3,053	3,053	4,035	132%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	December 19, 2019	13,447	13,447	18,076	134%	3.55%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 30, 2020	December 30, 2019	5,286	5,286	7,044	133%	3.57%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	July 15, 2016	250,000	28,931	57,397	198%	4.28%
September 24, 2020	September 25, 2019	400,000	116,662	164,403	141%	4.24%
Totals		$918,521	$414,114	$580,167	140%	3.77%

As of June 30, 2020, we had $400.0 million outstanding under our repurchase transactions compared to $414.1 million as of December 31, 2019. The maximum month-end balance outstanding during the three months ended June 30, 2020 was $433.8 million, compared to a maximum month-end balance for the three months ended December 31, 2019, of $438.4 million. The following table presents certain details of our repurchase transactions for the three months ended June 30, 2020 and December 31, 2019 ($ in thousands):

Table 16: Repurchase Balances

	Three months ended
	June 30, 2020	December 31, 2019
Balance at the end of period	$400,035	$414,114
Maximum month-end balance outstanding during the quarter	$433,812	$438,388
Average balance	$413,543	$422,837

The decrease in our average balance from $422.8 million for the three months ended December 31, 2019 to our average balance of $413.5 million for the three months ended June 30, 2020 was due to a net decrease in repurchase financing during the three months ended June 30, 2020, as a result of decreased investments in mortgage loans and debt securities.

As of June 30, 2020 and December 31, 2019, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, senior convertible notes and our put obligation on outstanding common stock warrants.

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

On August 4, 2020, our Board of Directors declared a cash dividend of $0.17 per share, paid on August 31, 2020 to stockholders of record as of August 14, 2020. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock, plus distributions on our externally-held operating partnership units, plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock, plus cash special dividends on our commons stock, plus distributions on our externally-held operating partnership units all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. During the three and six months ended June 30, 2020, we recorded no incentive fee payable to the Manager. Comparatively, during the three and six months ended June 30, 2019, we recorded $0 and $0.2 million, respectively, for an incentive fee payable to the Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 4.47% on an annualized basis of our book value of $15.20 per share at June 30, 2020. If our taxable income increases to the levels we experienced during 2019, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related party transactions.

Capital resources

We believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. As the local and global economies have weakened as a result of the pandemic, ensuring adequate liquidity is critical. We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, dividend payments, and working capital, to the extent not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic to adversely impact our future operating cash flows due to the inability of some of our borrowers to make scheduled payments on time or at all, and the potential for HPA decline.

Off-Balance Sheet Arrangements

Other than our investments in debt securities and beneficial interests issued by joint ventures, which are summarized below by securitization trust and our equity method investments discussed elsewhere in this report, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

A summary of our investments in joint ventures is presented below(1) ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	9.36%	$8,521	$6,498
	Trust certificates	$22,759	—%	9.36%	$2,130	$2,144

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	20.00%	$13,275	$5,624
	Trust certificates	$28,447	—%	20.00%	$5,689	$4,103

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$14,312
	Trust certificates	$20,166	—%	20.00%	$4,033	$3,915

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	5.01%	$4,313	$3,920
	Class B notes due 2058	$8,035	5.25%	20.00%	$1,607	$1,605
	Trust certificates	$20,662	—%	20.00%	$4,132	$4,130

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	5.01%	$9,018	$7,352
	Class B notes due 2058	$16,800	5.25%	20.00%	$2,520	$3,360
	Trust certificates	$43,201	—%	20.00%	$6,480	$8,252

Ajax Mortgage Loan Trust 2018-G/ December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$31,535
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—%	25.00%	$10,414	$10,585

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$18,850

	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—%	20.00%	$6,134	$6,137

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$18,372
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—%	15.00%	$5,880	$5,976

Ajax Mortgage Loan Trust 2019-C/ May 2019	Class A notes due 2058	$150,037	3.95%	5.00%	$7,502	$6,568
	Class B notes due 2058	$14,003	5.25%	34.00%	$4,761	$4,761
	Trust certificates	$36,009	—%	34.00%	$12,243	$12,417

Ajax Mortgage Loan Trust 2019-E/September 2019	Class A notes due 2059	$181,101	3.00%	20.00%	$36,220	$30,747
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—%	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	20.00%	$28,284	$27,271
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640
	Trust certificates	$33,941	—%	20.00%	$6,788	$6,820

Ajax Mortgage Loan Trust 2019-H/ December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$15,831
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,375

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$45,368
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,428
	Trust certificates	$59,852	—%	20.00%	$11,970	$11,970

(1)Table does not include our 2017-D and 2018-C securitizations with total original outstanding principal of $222.3 million and $227.3 million, respectively, as these trusts are included in our consolidated financial statements.

Table 18: Contractual Obligations

A summary of our contractual obligations as of June 30, 2020 and December 31, 2019 is as follows ($ in thousands):

June 30, 2020	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$115,850	$—	$—	$115,850	$—
Borrowings under repurchase agreements	400,035	400,035	—	—	—
Interest on convertible senior notes	33,946	8,399	16,798	8,749	—
Interest on repurchase agreements	2,658	2,658	—	—	—
Put obligation on outstanding common stock warrants	50,707	—	—	50,707	—
Total	$603,196	$411,092	$16,798	$175,306	$—

December 31, 2019	Payments Due by Period
($ in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$123,850	$—
Borrowings under repurchase agreements	414,114	414,114	—	—	—
Interest on convertible senior notes	40,780	8,979	17,958	13,843	—
Interest on repurchase agreements	5,699	5,699	—	—	—
Total	$584,443	$428,792	$17,958	$137,693	$—

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

Subsequent Events

Since quarter end, we have acquired 239 residential RPLs with aggregate UPB of $45.4 million in four transactions from four sellers. The purchase price equaled 88.9% of UPB and 66.2% of the estimated market value of the underlying collateral of $60.9 million.

We also have agreed to acquire, subject to due diligence, 29 residential RPLs and three NPLs with aggregate UPB of $8.1 million and $0.9 million, respectively, in nine transactions and one transaction, respectively, from eight sellers and one seller, respectively. The purchase price of the residential RPLs equals 87.1% of UPB and 61.3% of the estimated market value of the underlying collateral of $11.4 million. The purchase price of the NPLs equals 77.2% of UPB and 58.0% of the estimated market value of the underlying collateral of $1.2 million. We also agreed to acquire two SBC loans with UPB of $2.1 million. The purchase price of the SBC loans equals 100.0% of UPB.

On July 30, 2020, we priced Ajax Mortgage Loan Trust 2020-B with $97.2 million of AAA-rated senior securities, and $17.3 million of A-rated securities issued with respect to $156.5 million of mortgage loans, all of which were RPLs. The AAA- and A-rated securities have a weighted average coupon of 1.874% and represent 73.2% of the UPB of the underlying mortgage loans.

On August 4, 2020, our Board of Directors declared a cash dividend of $0.17 per share to be paid on August 31, 2020 to our common stockholders of record as of August 14, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to real estate risk, interest rate risk, prepayment risk and credit risk. We seek to actively manage these and other risks and to acquire and hold assets at prices that we believe justify bearing those risks, and to maintain capital levels consistent with those risks. The pandemic presents risks and uncertainties that we describe under “Risk Factors” and many of these are outside of our control.

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

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of the mortgage loans we own as well as the mortgage loans underlying our retained MBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Changes in prepayment rates will have varying effects on the different types of assets in our portfolio. We attempt to take these effects into account. We will generally purchase RPLs and NPLs at discounts from UPB and underlying property values. An increase in prepayments would accelerate the repayment of the discount and lead to increased yield on our assets while also causing re-investment risk that we can find additional assets with the same interest and return levels. A decrease in prepayments would likely have the opposite effects. We currently expect the pace of loan prepayments to slow due to the pandemic.

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

Risks Related to Our Business

The outbreak of COVID-19 has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.

We believe the worldwide COVID-19 pandemic has negatively affected our business and is likely to continue to do so. The outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments, which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that have been or may be taken by various governmental authorities in response to the outbreak (such as quarantines, travel restrictions and mandated forbearance measures on mortgage collections) and the possible further impacts on the global economy. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business. Additionally, governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. We cannot know if these programs will be effective, sufficient or otherwise may have a positive material and adverse impact on our business.

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

In addition, as a reaction to the COVID-19 outbreak, the U.S. federal government has instituted and may continue to institute programs aimed at assisting at-risk homeowners, or reducing the number of properties going into foreclosure or going into non-performing status. Government sponsored or mandated loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans or to extend the payment terms of the loans. For example, section 4022 of the Coronavirus Aid, Relief, and Economic Security Act (or the “CARES Act”), requires that for a limited period of time, and upon a request by a borrower with a federally backed mortgage loan who is experiencing a COVID-19-related financial hardship, the servicer of the borrower’s loan must grant the borrower a forbearance for up to 180 days (or longer if the borrower requests an extension). Certain states have imposed or encouraged similar forbearance programs, or may do so in the future. These programs, any other programs that may replace them, future legislative or regulatory actions, including possible amendments to the bankruptcy laws that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, our portfolio of RPLs and NPLs.

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

We may purchase loans that have a higher interest rate than the prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the loan. In accordance with U.S. GAAP, we amortize this premium over the expected term of the security or loan based on our prepayment assumptions or its contractual terms, depending on the type of loan or security purchased. If a loan is prepaid in whole or in part at a faster than its expected rate or contractual term (as applicable), we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.

We also may purchase securities or loans that have a lower interest rate than the prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the loan. We accrete this discount over the expected term of the loan based on our prepayment assumptions or its contractual terms, depending on the type of loan or security purchased. If a loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of investment portfolio and result in a lower than expected yield on loans purchased at a discount to par.

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

Item 2. Unregistered Sales of Securities

Unregistered Sales of Equity Securities

On May 7, 2020 we issued each of our four independent directors 867 shares of common stock in partial payment of their quarterly director fees for the second quarter of 2020. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On April 6, 2020, we issued 7,200,000 shares of Preferred Stock and Warrants to institutional accredited investors in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On May 7, 2020, we issued 2,700,000 shares of Preferred Stock and Warrants to institutional accredited investors in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

On June 3, 2020, we issued 1,800,000 shares of Preferred Stock and Warrants to institutional accredited investors in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles Supplementary dated as of May 7, 2020 (incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
3.2	Articles of Amendment to Articles Supplementary dated as of May 7, 2020 (incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
4.1	Warrants Certificate dated as of May 4, 2020 (incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
4.2	Warrants Certificate dated as of May 4, 2020 (incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
10.1	Securities Purchase Agreement dated as of May 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
10.2
Registration Rights Agreement by and among Great Ajax Corp. and the Purchasers Named herein dated as of May 4, 2020 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).

10.3*	Warrant Agency Agreement by and between Great Ajax Corp. and American Stock Transfer & Trust Company, LLC dated as of May 4, 2020.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AJAX CORP.

Date: August 5, 2020	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)