Form 10-Q
period 2020-09-30
Great Ajax Corp.
filed 2020-11-06
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                  to

001-36844
(Commission file number)

GREAT AJAX CORP.
(Exact name of registrant as specified in its charter)

Maryland	47-1271842
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

13190 SW 68th Parkway, Suite 201
Tigard, OR 97223
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

As of November 4, 2020, 23,034,443 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$135,190	$64,343
Cash held in trust	189	20
Mortgage loans, net(1,2)	1,102,360	1,151,469
Property held-for-sale, net(3)	6,484	13,537
Rental property, net	724	1,534
Investments at fair value(4)	284,655	231,685
Investments in beneficial interests(5)	86,241	57,954
Receivable from servicer	16,438	17,013
Investments in affiliates	28,730	30,441
Prepaid expenses and other assets	5,963	8,845
Total assets	$1,666,974	$1,576,841
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,6)	$614,214	$652,747
Borrowings under repurchase transactions	415,419	414,114
Convertible senior notes, net(6)	109,710	118,784
Management fee payable	2,261	1,634
Accrued expenses and other liabilities	19,024	5,478
Total liabilities	1,160,628	1,192,757
Commitments and contingencies – see Note 8
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,307,400 shares issued and outstanding at September 30, 2020 and no shares issued or outstanding at December 31, 2019	51,100	—
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,892,600 shares issued and outstanding at September 30, 2020 and no shares issued and outstanding at December 31, 2019	64,044	—
Common stock $0.01 par value; 125,000,000 shares authorized, 23,034,443 shares issued and outstanding at September 30, 2020 and 22,142,143 shares issued and outstanding at December 31, 2019	231	222
Additional paid-in capital	317,295	309,395
Treasury stock	(634)	(458)
Retained earnings	46,441	49,446
Accumulated other comprehensive gain	401	1,277
Equity attributable to stockholders	478,878	359,882
Non-controlling interests(7)	27,468	24,202
Total equity	506,346	384,084
Total liabilities and equity	$1,666,974	$1,576,841

The accompanying notes are an integral part of the consolidated financial statements.

(1)Mortgage loans net include $862.8 million and $908.6 million of loans at September 30, 2020 and December 31, 2019, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans, net include $15.2 million and $2.0 million of allowance for loan credit losses at September 30, 2020 and December 31, 2019, respectively.
(2)As of September 30, 2020, balances for Mortgage loans, net includes $309.2 million and Secured borrowings, net of deferred costs includes $257.0 million from 50% and 63% owned joint ventures, respectively. As of December 31, 2019, balances for Mortgage loans, net include $341.8 million and Secured borrowings, net of deferred costs includes $284.8 million from 50% and 63% owned joint ventures, all of which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP").
(3)Property held-for-sale, net, includes valuation allowances of $1.4 million and $1.8 million at September 30, 2020 and December 31, 2019, respectively.
(4)As of September 30, 2020 and December 31, 2019 Investments at fair value include amortized cost basis of $284.3 million and $230.4 million, respectively, and net unrealized gains of $0.4 million and $1.3 million, respectively.
(5)Investments in beneficial interests includes allowance for credit losses of $5.9 million at September 30, 2020. No allowance for credit losses was recorded as of December 31, 2019.
(6)Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.
(7)As of September 30, 2020 and December 31, 2019 non-controlling interests includes $25.8 million and $22.4 million, respectively, from the 50% and 63% owned joint ventures, which the Company consolidates under U.S. GAAP.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
($ in thousands except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
INCOME
Interest income	$23,950	$27,723	$74,941	$85,303
Interest expense	(11,727)	(14,317)	(37,855)	(45,441)
Net interest income	12,223	13,406	37,086	39,862
Provision for credit benefit/(losses)	4,007	(3)	3,226	(242)
Net interest income after provision for credit benefit/(losses)	16,230	13,403	40,312	39,620
(Loss)/income from investments in affiliates	(25)	583	(465)	1,301
Income/(loss) on sale of mortgage loans(1)	—	109	(705)	7,123
Other income	537	1,221	1,964	3,159
Total revenue, net	16,742	15,316	41,106	51,203
EXPENSE
Related party expense – loan servicing fees	1,848	2,197	5,798	6,977
Related party expense – management fee	2,264	2,215	6,206	5,555
Loan transaction expense	(178)	52	(216)	312
Professional fees	576	446	2,113	1,942
Real estate operating expenses	173	1,216	1,273	2,889
Other expense	2,930	940	6,280	3,240
Total expense	7,613	7,066	21,454	20,915
Loss on debt extinguishment	253	—	661	182
Income before provision for income taxes	8,876	8,250	18,991	30,106
Provision for taxes (benefit)	(16)	27	(215)	136
Consolidated net income	8,892	8,223	19,206	29,970
Less: consolidated net income attributable to the non-controlling interest	1,662	532	3,493	1,922
Consolidated net income attributable to Company	7,230	7,691	15,713	28,048
Less: dividends on preferred stock	1,950	—	3,791	—
Consolidated net income attributable to common stockholders	$5,280	$7,691	$11,922	$28,048
Basic earnings per common share	$0.23	$0.39	$0.53	$1.44
Diluted earnings per common share	$0.23	$0.36	$0.53	$1.29
Weighted average shares – basic	22,844,192	19,751,142	22,575,480	19,247,706
Weighted average shares – diluted	22,989,616	28,200,653	22,575,480	27,987,798

(1)The Company sold no mortgage loans during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million. Comparatively, during the three months ended September 30, 2019, the Company sold three loans with a carrying value of $1.9 million and UPB of $2.0 million for a gain of $0.1 million. During the nine months ended September 30, 2019, the Company sold 965 loans with a carrying value of $178.8 million and UPB of $202.1 million for a gain of $7.1 million.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2020	2019	2020	2019
Consolidated net income attributable to common stockholders	$5,280	$7,691	$11,922	$28,048
Other comprehensive income:
Net unrealized gain/(loss) on investments in available-for-sale debt securities	4,337	1,012	(876)	2,119
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive income	$9,617	$8,703	$11,046	$30,167

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
($ in thousands)	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$19,206	$29,970
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	650	3,344
Non-cash interest income accretion on mortgage loans	(22,765)	(30,274)
Discount accretion on investment in debt securities and beneficial interests	(13,056)	(8,878)
Loss/(gain) on sale of mortgage loans	705	(7,123)
Loss on debt extinguishment	661	182
Gain on sale of property held-for-sale	(957)	(401)
Gain on sale of securities	(145)	(8)
Depreciation of property	23	367
Impairment of real estate owned	1,155	1,691
Provision for credit (benefit)/losses on mortgage loans	(2,108)	242
Provision for credit benefit on beneficial interests	(1,118)	—
Amortization of debt discount and prepaid financing costs	3,924	4,010
Undistributed loss/(income) from investment in affiliates	465	(1,301)
Accretion of put option expense	2,956	—
Net change in operating assets and liabilities
Prepaid expenses and other assets	2,355	(1,066)
Receivable from Servicer	618	(2,596)
Accrued expenses, management fee payable, and other liabilities	1,376	862
Net cash from operating activities	(6,055)	(10,979)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loan pools and related balances	(41,823)	(98,315)
Acquisition of commercial loans	(3,023)	(18,449)
Principal paydowns on mortgage loans	91,161	104,012
Principal paydowns on debt securities held as investments	37,921	31,348
Proceeds from sale of mortgage loans	25,412	186,071
Draws on small balance commercial loans	—	(735)
Purchase of securities	(144,682)	(127,552)
Proceeds from sale of securities	38,944	39,635
Purchase of rental property	—	(22,275)
Proceeds from sale of property held-for-sale	9,101	13,323
Recovery costs of property held-for-sale	64	156
Renovations of rental property	(10)	—
Distribution from affiliates	1,082	731
Net cash from investing activities	14,147	107,950
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	270,019	198,172
Repayments on repurchase transactions	(268,714)	(298,935)
Proceeds from sale of secured borrowings	114,534	156,488
Repayments on secured borrowings	(153,932)	(135,653)

The accompanying notes are an integral part of the consolidated interim financial statements.

Deferred financing costs	(1,861)	(2,666)
Repurchase of the Company's senior convertible notes	(10,481)	—
Proceeds from issuance of preferred stock and warrants, net of offering costs	124,976	—
Sale of common stock, net of offering costs	—	8,291
Sale of common stock pursuant to dividend reinvestment plan	86	206
Distribution to non-controlling interests	(227)	(715)
Issuance of non-controlling interests in subsidiaries	145	59
Dividends on common stock and preferred stock	(11,621)	(19,462)
Net cash from financing activities	62,924	(94,215)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	71,016	2,756
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	64,363	55,170
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$135,379	$57,926
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$32,511	$41,346
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for dividends	$7,097	$—
Net transfer of loans to rental property or property held-for-sale	$1,515	$10,675
Issuance of common stock for management fee and compensation expense	$650	$3,344
Treasury stock received through distributions from investment in Manager	$164	$127
Non-cash adjustments to basis in mortgage loans	$43	$(26)
Unrealized (loss)/gain on available for sale securities, net of non-controlling interest and tax	$(876)	$2,119

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows as of September 30, 2020 and September 30, 2019 ($ in thousands):

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$135,190	$57,905
Cash held in trust	189	21
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$135,379	$57,926

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive (loss)/gain	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	—	$—	—	$—	18,909,874	$189	$(270)	$260,427	$41,063	$(575)	$300,834	$33,445	$334,279
Net income	—	—	—	—	—	—	—	—	7,330	—	7,330	791	8,121
Issuance of shares under dividend reinvestment plan	—	—	—	—	5,321	—	—	72	—	—	72	—	72
Stock-based management fee expense	—	—	—	—	52,556	1	—	727	—	—	728	—	728
Stock-based compensation expense	—	—	—	—	2,424	—	—	301	—	—	301	—	301
Dividends declared ($0.32 per share) and distributions	—	—	—	—	—	—	—	—	(7,021)	—	(7,021)	(162)	(7,183)
Other comprehensive income	—	—	—	—	—	—	—	—	—	397	397	—	397
Treasury stock	—	—	—	—	(2,952)	—	(40)	—	—	—	(40)	—	(40)
Balance at March 31, 2019	—	$—	—	$—	18,967,223	$190	$(310)	$261,527	$41,372	$(178)	$302,601	$34,074	$336,675
Net income	—	—	—	—	—	—	—	—	13,027	—	13,027	599	13,626
Conversion of Operating Partnership Units	—	—	—	—	624,106	6	—	10,765	—	—	10,771	(10,771)	—

The accompanying notes are an integral part of the consolidated interim financial statements.

Issuance of shares under dividend reinvestment plan	—	—	—	—	5,056	—	—	64	—	—	64	—	64
Stock-based management fee expense	—	—	—	—	62,301	1	—	823	—	—	824	—	824
Stock-based compensation expense	—	—	—	—	(1,403)	—	—	259	—	—	259	—	259
Dividends declared ($0.32 per share) and distributions	—	—	—	—	—	—	—	—	(6,098)	—	(6,098)	(432)	(6,530)
Other comprehensive income	—	—	—	—	—	—	—	—	—	710	710	—	710
Treasury stock	—	—	—	—	(2,953)	—	(42)	—	—	—	(42)	—	(42)
Balance at June 30, 2019	—	$—	—	$—	19,654,330	$197	$(352)	$273,438	$48,301	$532	$322,116	$23,470	$345,586
Net income	—	—	—	—	—	—	—	—	7,691	—	7,691	532	8,223
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	—	—	—	59	59
Sale of shares	—	—	—	—	551,223	6	—	8,285	—	—	8,291	—	8,291
Conversion of Operating Partnership Units	—	—	—	—	—	—	—	45	—	—	45	(45)	—
Issuance of shares under dividend reinvestment plan	—	—	—	—	4,827	—	—	70	—	—	70	—	70
Stock-based management fee expense	—	—	—	—	58,398	—	—	985	—	—	985	—	985
Stock-based compensation expense	—	—	—	—	81,836	1	—	246	—	—	247	—	247

The accompanying notes are an integral part of the consolidated interim financial statements.

Dividends declared ($0.32 per share) and distributions	—	—	—	—	—	—	—	—	(6,343)	—	(6,343)	(121)	(6,464)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,012	1,012	—	1,012
Treasury stock	—	—	—	—	(3,105)	—	(45)	—	—	—	(45)	—	(45)
Balance at September 30, 2019	—	$—	—	$—	20,347,509	$204	$(397)	$283,069	$49,649	$1,544	$334,069	$23,895	$357,964

Balance at December 31, 2019	—	$—	—	$—	22,142,143	$222	$(458)	$309,395	$49,446	$1,277	$359,882	$24,202	$384,084
Net income	—	—	—	—	—	—	—	—	400	—	400	1,096	1,496
Issuance of shares of subsidiary	—	—	—	—	—	—	—	145	—	—	145	—	145
Stock-based compensation expense	—	—	—	—	2,600	—	—	214	—	—	214	—	214
Dividends declared ($0.32 per share) and distributions	—	—	—	—	781,222	8	—	7,089	(7,097)	—	—	(84)	(84)
Convertible senior notes repurchase	—	—	—	—	—	—	—	(81)	—	—	(81)	—	(81)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(28,444)	(28,444)	—	(28,444)
Treasury stock	—	—	—	—	(4,030)	—	(56)	—	—	—	(56)	—	(56)
Balance at March 31, 2020	—	$—	—	$—	22,921,935	$230	$(514)	$316,762	$42,749	$(27,167)	$332,060	$25,214	$357,274
Net income	—	—	—	—	—	—	—	—	8,083	—	8,083	735	8,818
Preferred Stock	2,307,400	51,100	2,892,600	64,044	—	—	—	—	—	—	115,144	—	115,144

The accompanying notes are an integral part of the consolidated interim financial statements.

Issuance of shares under dividend reinvestment plan	—	—	—	—	5,057	—	—	41	—	—	41	—	41
Stock-based compensation expense	—	—	—	—	3,468	—	—	214	—	—	214	—	214
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,748)	—	(5,748)	(66)	(5,814)
Other comprehensive income	—	—	—	—	—	—	—	—	—	23,231	23,231	—	23,231
Treasury stock	—	—	—	—	(5,478)	—	(50)	12	—	—	(38)	—	(38)
Balance at June 30, 2020	2,307,400	$51,100	2,892,600	$64,044	22,924,982	$230	$(564)	$317,029	$45,084	$(3,936)	$472,987	$25,883	$498,870
Net income	—	—	—	—	—	—	—	—	7,230	—	7,230	1,662	8,892
Issuance of shares under dividend reinvestment plan	—	—	—	—	4,928	—	—	45	—	—	45	—	45
Stock-based compensation expense	—	—	—	—	111,950	1	—	221	—	—	222	—	222
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,873)	—	(5,873)	(77)	(5,950)
Other comprehensive income	—	—	—	—	—	—	—	—	—	4,337	4,337	—	4,337
Treasury stock	—	—	—	—	(7,417)	—	(70)	—	—	—	(70)	—	(70)
Balance at September 30, 2020	2,307,400	$51,100	2,892,600	$64,044	23,034,443	$231	$(634)	$317,295	$46,441	$401	$478,878	$27,468	$506,346

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The Company also acquires and originates small balance commercial loans (“SBC loans”). The SBC loans that the Company opportunistically targets, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company invests in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has also targeted investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Operating Partnership, through interests in certain entities as of September 30, 2020 and December 31, 2019, holds 99.9% and 99.8%, respectively, of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company has securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE and the Company has determined that it is the primary beneficiary of this VIE.

In 2018, the Company formed Gaea Real Estate Corp. ("Gaea"), a wholly owned subsidiary of the Operating partnership to hold investments in multi-family, mixed use commercial real estate. The Company had elected to treat Gaea as a TRS under the Code. Also during 2018, the Company formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. The Company also formed BLFD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, the Company formed DG Brooklyn Holdings, LLC also as a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties.
The accompanying notes are an integral part of the consolidated interim financial statements.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. Prior to the date of the capital raise, the Company consolidated Gaea's balance sheet and results of operations. At September 30, 2020 the Company owned approximately 23.0% of Gaea. From the date of the capital raise forward, the Company accounts for its investment in Gaea under the equity method.

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

The Company consolidates the results and balances of four subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trust 2017-D ("2017-D") and Ajax Mortgage Loan Trust 2018-C (“2018-C”) are securitization trusts that hold mortgage loans, REO property and secured debt; 2017-D is 50.0% owned by the Company, and 2018-C is 63.0% owned by the Company. Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings and is 99.9% and 99.8%, respectively, owned by the Company as of September 30, 2020 and December 31, 2019. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries.

At inception, the Operating Partnership was a majority owned partnership that had a non-controlling ownership interest held by an unaffiliated third party included in non-controlling interests on the Company’s consolidated balance sheet. At December 31, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by the unaffiliated holder. The OP units were exchangeable on a 1-for-1 basis with shares of the Company’s common stock. During the second quarter of 2019, all 624,106 OP units held by the unaffiliated holder were exchanged for shares of the Company’s common stock. As a result, at September 30, 2020, the Operating Partnership was 100% owned by the Company. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.

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

Under both CECL and ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. However, CECL allows more flexibility to the Company to adjust its loan pools as the underlying risk factors change over time. Under ASC 310-30, RPLs were determined by the Company to have common risk characteristics and were accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, NPLs were determined to have common risk characteristics and were accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. The result was generally two additional pools (RPLs and NPLs) each quarter. Under CECL, the Company has re-aggregated its loan pools around similar risk factors, while eliminating the previous distinction for the quarter in which loans were acquired. This resulted in a reduction of the number of loan pools to four as of March 31, 2020. The number of pools was then re-evaluated and increased to six as of June 30, 2020 and remains at six loan pools as of September 30, 2020. Each loan pool is oriented around similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as Interest income in the period the loan pays in full.

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

Investments at Fair Value

The Company’s Investments at Fair Value as of September 30, 2020 and December 31, 2019 consist of investments in senior and subordinate notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive income. The Company marks its investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of income. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

The Company’s Investments in beneficial interests as of September 30, 2020 and December 31, 2019 consist of investments in the trust certificates issued by joint ventures which the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. The Company adopted CECL with respect to its Investment in beneficial interests on January 1, 2020. The methodology is similar to that described in "Mortgage Loans" except that the Company only recognizes its ratable share of gain, loss, income or expense.

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

Preferred Stock

During the quarter ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00. The shares have a liquidation preference of $25.00 per share.

Warrant Liability

As part of the Company’s capital raise transactions during the quarter ended June 30, 2020, the Company issued two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability in the Company's consolidated balance sheet within accrued expenses and other liabilities with an original basis of $9.5 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings.

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

original issue discount and debt issuance costs, are carried on the Company’s consolidated balance sheets as a deduction from Secured borrowings, and are amortized to interest expense on an effective yield basis based on the underlying cash flow of the mortgage loans serving as collateral. The Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization. See Note 8 — Commitments and Contingencies.

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

During the first and third quarter of 2020, the Company completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively.

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

Servicing Fees

The Company is also a party to a Servicing Agreement (the "Servicing Agreement"), expiring July 8, 2029, with the Servicer. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives an annual servicing fee ranging from 0.65% annually of the unpaid principal balance (“UPB”) to 1.25% annually of UPB for loans that are non-performing at acquisition. For certain of the Company's joint ventures, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.20% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. The fees do not change if an RPL becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and the type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The Servicing Agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 10 — Related party transactions.

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

Cash Held in Trust

Cash held in trust consists of restricted cash balances either legally due to lenders or held in trust for the benefit of the Company's secured borrowings, and is segregated from the Company’s other cash deposits. Cash held in trust is not available to the Company for any purpose other than the settlement of existing obligations.

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

Under the two-class method, all of the Company’s Consolidated net income attributable to common stockholders, consisting of Consolidated net income, less dividends on the Company’s Series A and Series B preferred stock, is allocated to common shares and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined by dividing Consolidated net income attributable to common stockholders, reduced by income attributable to the participating securities, by the weighted-average common shares outstanding during the period.

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

The Company’s Investments at fair value are carried at fair value with changes in fair value of equity securities reflected in the Company’s consolidated statements of income. Fair values of the Company's investments in debt securities are derived from estimates provided by financial counterparties which are compared against available reference data from recent transactions and the Manager's proprietary valuation model.

The fair value of the Company's Beneficial interests are derived from estimates provided by banking institutions which are compared for reasonableness against analyses from the Manager's proprietary valuation model.

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

Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Net realizable value is determined based on the Manager's proprietary asset valuation model unless a property is listed for sale or is under contract, in which case the list price or contract price is used, respectively, which price is then reduced by expected selling costs. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

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

Reclassifications

The Company reclassified its investment in warrants for the purchase of an additional interest in GAFS with a balance of $0.8 million at both September 30, 2020 and December 31, 2019 from the Prepaid expenses and other assets classification in the Consolidated balance sheets to the Investments in affiliates classification to more accurately present the Company’s combined interest in GAFS. There was no effect on the Company’s reported earnings or cash flows for the periods presented.

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

2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments to Topic 326 and other Topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses Transition Resource Group meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13. This guidance is effective for interim and annual reporting periods that are applicable to the original ASU’s affected by the codification improvements. Also in May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses - Targeted Transition Relief to allow financial statement preparers who had elected the fair value option for newly acquired financial assets to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13 for assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses to clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) to amend SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 119 and to update the SEC section on the effective date related to ASU 2016-02. The guidance in ASU 2016-13, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 became effective for the Company for all periods beginning after December 15, 2019. The Company adopted ASU 2016-13 and all related amendments on January 1, 2020.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40). The amendments in this update simplify the accounting for convertible instruments by removing certain accounting models that require separation of convertible instruments into debt and equity components with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums. Consequently a convertible instrument will be accounted for as a single liability measured as its amortized cost and convertible preferred stock will be accounted for as a single instrument recorded at historical cost as long as no other features require bifurcation and recognition as derivatives. This guidance is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted, including adoption in any interim period. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In August 2020, the Securities and Exchange Commission (“SEC”) voted to adopt amendments to modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. The business description was amended to be primarily principles-based, requiring disclosure of information material to an understanding of the general development of the business, and eliminating the previously prescribed five-year timeframe. The amendment clarifies that registrants may provide an update of the general development of the business rather than a full discussion. The amendment includes a nonexclusive list of disclosure topic examples, including a description of the registrant’s human capital resources to the extent such disclosures would be material to an understanding of the registrant’s business. Amendments to the legal proceedings disclosure allow the required information to be provided by hyperlink or cross-reference to legal proceedings disclosure located elsewhere in the document to avoid duplicative disclosure. The amendments also require a summary risk factor disclosure of no more than two pages if the registrant’s risk factor section exceeds 15 pages. The amendments will become effective 30 days after publication in the Federal Register. The Company is currently evaluating the impact on its disclosures.

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of September 30, 2020 and December 31, 2019 ($ in thousands):

Loan portfolio basis by asset type	September 30, 2020	December 31, 2019
Residential RPLs	$1,068,503	$1,085,514
Residential NPLs	28,448	30,869
SBC/commercial loans	5,409	35,086
Total	$1,102,360	$1,151,469

Included on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019 are approximately $1.1 billion and $1.2 billion, respectively, of RPLs, NPLs, and SBCs. RPLs, NPLs and SBCs are categorized at acquisition. The carrying value of RPLs and NPLs reflects the original investment amount, plus accretion of interest income and credit and non-credit discount, less principal and interest cash flows received; while the carrying value of SBCs reflects the original investment amount, credit and non-credit discount, less principal cash flows received. The carrying values at September 30, 2020 and December 31, 2019 for the Company's loans in the table above are presented net of a cumulative allowance for loan credit losses of $15.2 million and $2.0 million, respectively, reflected in the appropriate lines in the table by

The accompanying notes are an integral part of the consolidated interim financial statements.

loan type. For the three and nine months ended September 30, 2020, the Company recognized a recovery of $2.7 million and $2.1 million, respectively, of provision for loan credit losses. For the three and nine months ended September 30, 2019, the Company recognized a $3 thousand and $0.2 million, respectively, of provision for loan credit losses. For the three and nine month periods ended September 30, 2020, the Company accreted $21.2 million and $61.1 million net of credit impairments and recoveries, respectively, into interest income with respect to its RPL, NPL and SBC loans. For the three and nine month periods ended September 30, 2019, the Company accreted $23.2 million and $73.6 million net of credit impairments, respectively, into interest income with respect to its RPL, NPL and SBC loans.

Loss estimates are determined based on the net present value of the difference between the contractual cash flows and the expected cash flows over the expected life of the loans. Contractual cash flows are calculated based on the stated terms of the loans, and incorporate any prepayment assumptions utilized in the expected cash flows. Expected cash flows are based on the Manager's proprietary model, which includes factors such as resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Additional variables include the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents.

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

During the three and nine months ended September 30, 2020, the Company purchased 244 and 270 RPLs with UPB of $46.3 million and $48.2 million, respectively. Comparatively, during the three and nine months ended September 30, 2019, the Company acquired five and 539 RPLs with UPB of $0.5 million and $115.6 million, respectively. During the three and nine months ended September 30, 2020, one and two NPLs were purchased with UPB of $0.5 million and $0.7 million, respectively. No NPLs were purchased during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, the Company originated two SBC loans with UPB of $1.9 million. Comparatively, during the nine months ended September 30, 2019, the Company acquired 21 SBC loans with UPB of $18.4 million, and no SBC loans were acquired during the three months ended September 30, 2019.

During the three months ended September 30, 2020 the Company sold no mortgage loans; however, during the nine months ended September 30, 2020 the Company sold 26 commercial loans to Gaea, an affiliated entity with a carrying value of $26.1 million and UPB of $26.2 million and a collateral value of $44.2 million. Comparatively, during the three and nine months ended September 30, 2019 the Company sold three and 965 loans with a carrying value of $1.9 million and $178.8 million, respectively, and UPB of $2.0 million and $202.1 million, respectively, and collateral values of $3.6 million and $323.7 million, respectively. See Note 10 — Related Party Transactions.

The Company adopted CECL using the prospective transition approach for PCD assets on January 1, 2020. At the time, $10.2 million of loan discount was reclassified to the allowance for credit losses with no net impact on the amortized cost basis of the portfolio. The Company views its mortgage loan portfolio based on loan performance and uses six pools to aggregate its portfolio of PCD loans, and one pool for its non-PCD loans. Among the PCD loans, separate pools exist for loans that have been securitized in rated secured borrowings during 2019 and 2020 ("Great Ajax II REIT"), loans held by securitization trusts 2018-C, and 2017-D, loans with collateral in California which are not included in the Great Ajax II REIT, 2018-C or 2017-D pools, and the remaining loans which are pooled between those which have made seven of the most recent seven payments ("7f7 and better") and those which have made between four and six of the most recent payments or worse ("4f4-6f6 and below"). The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

	September 30, 2020
	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$—	$258	$490	$2,001	$43,337	$291,294	$103,024	$440,404
2018-C	—	—	—	—	—	13,975	119,230	40,324	173,529
2017-D	—	—	—	123	—	6,795	95,147	33,596	135,661
California	2,244	1,221	590	620	—	4,031	57,726	17,752	84,184
7f7 and better	—	116	435	—	1,636	16,391	82,482	32,092	133,152
4f4-6f6 and below	854	103	25	132	447	14,795	81,105	30,772	128,233
Non-PCD	1,822	777	1,242	2,499	101	693	54	9	7,197
Total	$4,920	$2,217	$2,550	$3,864	$4,185	$100,017	$727,038	$257,569	$1,102,360

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three and nine months ended September 30, 2020 ($ in thousands):

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	PCD Loans	Non PCD Loans	PCD Loans	Non PCD Loans
Par	$46,811	$1,859	$47,038	$3,811
Discount	(3,901)	(41)	(3,938)	(788)
Allowance	(1,272)	—	(1,276)	—
Purchase Price	$41,638	$1,818	$41,824	$3,023

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for loan credit losses when there are changes in its expectation of future cash flows. An increase to the allowance for losses will occur when there is a reduction in the Company's expected future cash flows. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to a provision for loss. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. During the three and nine months ended September 30, 2020, the Company recorded a recovery of the provision for credit losses of $2.7 million and $2.1 million, respectively, on its mortgage loan portfolio primarily as a result of improved cash flow expectations despite the pandemic caused by COVID-19 that began during the first quarter of 2020. During the three and nine months ended September 30, 2019, the Company recorded a provision for credit losses of $3 thousand and $0.2 million, respectively, on its mortgage loan portfolio. An analysis of the balance in the allowance for loan losses account follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Allowance for loan credit losses, beginning of period	$(14,450)	$(1,403)	$(1,960)	$(1,164)
Beginning period adjustment for CECL	—	—	(10,156)	—
Reversal of / (increase in) provision for credit losses on mortgage loans	2,705	(3)	2,108	(242)
Incremental increase in allowance for loan credit losses	(2,137)	—	(3,870)	—
Increase in allowance for loan credit losses for loan acquisitions	(1,272)	—	(1,276)	—
Allowance for loan credit losses, end of period	$(15,154)	$(1,406)	$(15,154)	$(1,406)

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020
	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$379,092	$23,054	$14,625	$23,257	$376	$440,404
2018-C	97,469	14,162	10,938	42,357	8,603	173,529
2017-D	82,982	11,816	8,203	30,446	2,214	135,661
California	45,910	7,451	6,901	20,861	3,061	84,184
7f7 and better	81,015	14,515	9,029	28,593	—	133,152
4f4- 6f6 and below	23,926	12,184	10,659	49,563	31,901	128,233
Non-PCD	5,102	129	51	1,915	—	7,197
Total	$715,496	$83,311	$60,406	$196,992	$46,155	$1,102,360

	December 31, 2019
	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$265,677	$37,553	$14,034	$4,597	$—	$321,861
2018-C	75,253	33,904	19,756	42,315	8,074	179,302
2017-D	68,996	28,318	14,452	33,166	3,188	148,120
California	90,658	12,733	9,123	20,737	1,173	134,424
7f7 and better	147,722	29,371	22,645	28,864	1,829	230,431
4f4- 6f6 and below	6,412	4,329	12,946	66,177	24,033	113,897
Non-PCD	21,425	—	850	1,159	—	23,434
Total	$676,143	$146,208	$93,806	$197,015	$38,297	$1,151,469

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties for its rental portfolio or through conversions of mortgage loans in its portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Rental Property

As of September 30, 2020, the Company owned six rental properties with an aggregate carrying value of $0.7 million held for investment as rentals, at which time five properties were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure and three were transferred from Property held-for-sale, where all three were acquired through foreclosures. The remaining rental property was directly purchased. As of December 31, 2019, the Company owned 10 rental properties with a carrying value of $1.5 million held for use as rentals, at which time six were rented. Two properties were acquired as RPLs but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosures, and six were transferred from Property held-for-sale, where all six were acquired through foreclosures. The remaining rental property was directly purchased.

Property Held-for-Sale

The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of September 30, 2020 and December 31, 2019, the Company’s net investments in REO held-for-sale were $6.5 million and $13.5 million, respectively, which include balances of $0.3 million and $2.2 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. For the nine months ended September 30, 2020 and 2019, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio and transfers from rental properties.

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
Property Held-for-sale	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	33	$6,879	97	$21,335	58	$13,537	102	$19,402
Transfers from mortgage loans	5	603	7	849	12	1,515	52	10,675
Adjustments to record at lower of cost or fair value	—	(156)	—	(690)	—	(1,156)	—	(1,691)
Disposals	(7)	(1,416)	(30)	(5,055)	(40)	(8,143)	(84)	(12,941)
Transfers from Rental property	3	574	1	196	4	755	6	1,613
Transfers to Rental property	—	—	—	—	—	—	(1)	(293)
Other	—	—	—	(94)	—	(24)	—	(224)
Balance at end of period	34	$6,484	75	$16,541	34	$6,484	75	$16,541

Dispositions

During the three and nine months ended September 30, 2020, the Company sold seven and 40 REO properties, respectively, realizing net gains of approximately $0.2 million and $1.0 million, respectively. Comparatively, for the three and nine months ended September 30, 2019, the Company sold 30 and 84 REO properties, realizing net gains of approximately $0.3 million and $0.4 million, respectively. These amounts are included in Other income on the Company's consolidated statements of income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for the three and nine months ended September 30, 2020 of $0.2 million and $1.2 million, respectively. Comparatively, for the three and nine months ended September 30, 2019, the Company recorded lower of cost or net realizable value adjustments of $0.7 million and $1.7 million, respectively.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIEs, that the Company has sponsored but which the Company does not consolidate since it has determined it is not the primary beneficiary. See Note 10 — Related party transactions. The Company marks its debt securities to fair value using prices provided by financing counterparties, and believes any unrealized losses to be temporary. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the COVID-19 outbreak, and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. The following table presents information regarding the Company's investments in debt securities and investments in beneficial interests ($ in thousands):

	As of September 30, 2020
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$284,254	$1,999	$(1,598)	$284,655
Beneficial interests in securitization trusts	86,241	—	—	86,241
Total investments	$370,495	$1,999	$(1,598)	$370,896

(1)Basis amount is net of any amortized discount, allowance for credit losses, principal paydowns and interest receivable on securities of $0.2 million.

The accompanying notes are an integral part of the consolidated interim financial statements.

	As of December 31, 2019
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$230,408	$1,643	$(366)	$231,685
Beneficial interests in securitization trusts	57,954	—	—	57,954
Total investments	$288,362	$1,643	$(366)	$289,639

(1)Basis amount is net of any amortized discount, principal paydown and interest receivable on securities of $0.3 million.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of September 30, 2020
	Basis(1)	Gross unrealized losses	Carrying value (fair value)
Debt securities due February 2057(2)	$5,405	$(6)	$5,399
Debt securities due October 2058(3)	11,039	(109)	10,930
Debt securities due September 2059(3)	23,263	(534)	22,729
Debt securities due November 2059(3)	16,169	(331)	15,838
Debt securities due December 2059(3)	48,336	(618)	47,718
Total	$104,212	$(1,598)	$102,614

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

As of September 30, 2020, the Company recorded $2.0 million gross unrealized gains and a gross unrealized loss of $1.6 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet at a fair value of $284.7 million, which includes $0.2 million in interest receivable. As of December 31, 2019, the Company recorded a gross unrealized gain of $1.6 million and a gross unrealized loss of $0.4 million in fair valuation adjustments in accumulated other comprehensive income on the Company's consolidated balance sheet at fair value of $231.7 million, which includes $0.3 million in interest receivable.

During the three and nine months ended September 30, 2020, the Company acquired $83.4 million and $144.7 million, respectively, in debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment in the trust.  In certain transactions, the joint ventures also issued subordinated notes. Of the $83.4 million and $144.7 million, respectively, of debt securities acquired in the three and nine months ended September 30, 2020, the Company acquired $66.0 million and $115.6 million, respectively, in senior notes and $5.2 million and $9.8 million,

The accompanying notes are an integral part of the consolidated interim financial statements.

respectively, in subordinate notes. The debt securities are carried at fair value.  Comparatively for the three and nine months ended September 30, 2019, the Company acquired $43.4 million and $127.6 million, respectively, in debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Of the $43.4 million and $127.6 million, respectively, for three and nine months ended September 30, 2019, the Company retained $36.1 million and $93.6 million, respectively, in senior notes and $3.3 million and $12.6 million in subordinate notes. During the three and nine months ended September 30, 2020, the Company sold senior notes issued by certain joint ventures for total proceeds of $38.9 million and recognized a gain of $0.1 million. During three months ended September 30, 2019, the Company did not sell any senior notes. During the nine months ended September 30, 2019, the Company sold senior notes issued by certain joint ventures for total proceeds of $39.6 million and recognized a gain of $8 thousand, net of transaction fees.

During the three and nine months ended September 30, 2020, the Company also acquired $12.2 million and $19.3 million, respectively, in beneficial interests issued by joint ventures. Comparatively, for the three and nine months ended September 30, 2019, the Company acquired $4.0 million and $21.4 million, respectively, in beneficial interests issued by joint ventures. As of September 30, 2020, the investments in beneficial interests were carried on the Company's consolidated balance sheet at $86.2 million. At December 31, 2019, the investments in beneficial interests were carried on the Company's consolidated balance sheet at $58.0 million. As of September 30, 2020 and December 31, 2019, the Company had no securities that were past due.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three and nine months ended September 30, 2020 ($ in thousands):

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	Beneficial Interest	Beneficial Interest
Par	$15,349	$27,319
Discount	(2,899)	(7,787)
Allowance	(225)	(2,779)
Purchase Price	$12,225	$16,753

The Company adopted CECL using the prospective transition approach for PCD assets for its beneficial interests on January 1, 2020, at the time $4.2 million was reclassified from discount to allowance for credit losses for its Investments in beneficial interests. Under CECL, the Company adjusts its allowance for loan losses when there are changes in its expectation of future cash flows. An increase to the allowance for losses will occur when there is a reduction in the Company’s expected future cash flows. A reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to a provision for losses. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary. During the three and nine months ended September 30, 2020, the Company recorded a reversal of the provision for credit losses of $1.3 million and $1.1 million, respectively on its beneficial interest portfolio, primarily as a result of increased cash flow expectations despite the pandemic caused by COVID-19 that began during the first quarter of 2020. During the three and nine months ended September 30, 2019, the Company recorded no impairment on its beneficial interests. An analysis of the balance in the allowance for beneficial interest losses account follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Allowance for beneficial interests credit losses, beginning balance	$(6,959)	$—	$—	$—
Beginning period adjustment for CECL	—	—	(4,221)	—
Reversal of provision for credit losses on beneficial interests	1,302	—	1,118	—
Increase in allowance for beneficial interest credit losses for acquisitions	(225)	—	(2,779)	—
Allowance for beneficial interests credit losses, end balance	$(5,882)	$—	$(5,882)	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 6 — Fair Value

The following tables set forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2020	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Recurring financial assets
Investments in debt securities at fair value	$284,655	$—	$284,655	$—
Investments in beneficial interests(1)	$86,241	$—	$—	$86,241
Non-recurring financial assets
Mortgage loans, net	$1,102,360	$—	$—	$1,203,720
Investment in Manager	$1,228	$—	$—	$11,196
Investment in AS Ajax E LLC	$823	$—	$970	$—
Investment in AS Ajax E II LLC	$3,543	$—	$3,643	$—
Investment in GAFS, including warrants	$2,703	$—	$—	$3,320
Investment in Gaea	$19,987	$—	$—	$19,987
Investment in legacy entities	$446	$—	$—	$446
Financial liabilities
Recurring financial liabilities
Warrant liability	$12,488	$—	$—	$12,488
Borrowings under repurchase transactions	$415,419	$—	$415,419	$—
Non-recurring financial liabilities
Secured borrowings, net	$614,214	$—	$613,099	$—
Convertible senior notes, net	$109,710	$108,045	$—	$—

(1)Includes acquisition cost of $104.7 million.

The accompanying notes are an integral part of the consolidated interim financial statements.

		Level 1	Level 2	Level 3
December 31, 2019	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Recurring financial assets
Investments in debt securities at fair value	$231,685	$—	$231,685	$—
Investments in beneficial interests(1)	$57,954	$—	$57,954	$—
Non-recurring financial assets
Mortgage loans, net	$1,151,469	$—	$—	$1,260,385
Investment in Manager	$1,755	$—	$—	$7,721
Investment in AS Ajax E LLC	$931	$—	$1,012	$—
Investment in AS Ajax E II LLC	$3,977	$—	$3,895	$—
Investment in GAFS, including warrants	$3,023	$—	$—	$3,320
Investment in Gaea	$19,995	$—	$—	$19,995
Investment in legacy entities	$760	$—	$—	$760
Financial liabilities
Recurring financial liabilities
Borrowings under repurchase transactions	$414,114	$—	$414,114	$—
Non-recurring financial liabilities
Secured borrowings, net	$652,747	$—	$—	$657,918
Convertible senior notes, net	$118,784	$132,173	$—	$—

(1)Includes acquisition cost of $58.0 million.

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

The Company values its Investments in debt securities using estimates provided by its financing counterparties. The Company also relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on these investments as a comparison to the estimates received from financing counterparties. The Company also relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on its investments in beneficial interests. During the quarter ended September 30, 2020, the Company transferred its beneficial interests from level 2 to level 3 due to the Company's increased reliance on its Manager’s pricing model for these valuations. See Note 5 — Investments.

The Company's investment in the Manager is valued by applying an earnings multiple to net income.

The Company’s investment in AS Ajax E LLC is valued using estimates provided by financing counterparties.

The fair value of the Company's investment in GAFS is presented by applying an earnings multiple to expected earnings.

The Company's investments in Gaea and the legacy entities are presented as the carrying value due to the recent nature of the acquisition transactions.

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

The Company's warrant liability is adjusted to approximate market value through earnings. Fair value is determined by using the greater of the expected call or put prices based on the call price, the carry cost discount and the interest discount.

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

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition cost (cost) or net realizable value. Net realizable value is determined based on appraisals, broker price opinions, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019 ($ in thousands):

			Level 1	Level 2	Level 3
September 30, 2020	Carrying value	Nine months ended fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,484	$(1,156)	$—	$—	$6,484

			Level 1	Level 2	Level 3
December 31, 2019	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$13,537	$(2,104)	$—	$—	$13,537

Note 7 — Affiliates

Unconsolidated Affiliates

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At September 30, 2020 the Company owned approximately 23.0% of Gaea with third party investors owning the remaining approximately 77.0%. The Company accounts for its investment in Gaea using the equity method.

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

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. As of September 30, 2020 and December 31, 2019, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended September 30,		Nine months ended September 30,
Net income/(loss) at 100%	2020	2019	2020	2019
Thetis Asset Management LLC	$378	$2,261	$(1,837)	$4,660
Gaea Real Estate Corp.	$60	$—	$320	$—
AS Ajax E LLC	$52	$61	$151	$214
Legacy Entities	$(114)	$—	$27	$—
Great Ajax FS LLC	$(1,454)	$886	$(4,004)	$2,489

	September 30, 2020		December 31, 2019
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$9,921	$2,864	$12,277	$2,265
Gaea Real Estate Corp.	$83,485	$845	$83,068	$768
AS Ajax E LLC	$5,095	$2	$5,747	$2
Legacy Entities	$2,564	$3,941	$1,592	$3,095
Great Ajax FS LLC	$55,784	$35,463	$61,432	$37,142

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended September 30,		Nine months ended September 30,
Net income/(loss) at the Company's share	2020	2019	2020	2019
Thetis Asset Management LLC	$75	$448	$(364)	$923
Gaea Real Estate Corp.	$14	$—	$74	$—
AS Ajax E LLC	$9	$10	$25	$36
Legacy Entities	$(46)	$—	$10	$—
Great Ajax FS LLC	$(116)	$71	$(320)	$200
The accompanying notes are an integral part of the consolidated interim financial statements.

	September 30, 2020		December 31, 2019
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$1,964	$567	$2,431	$448
Gaea Real Estate Corp.	$19,186	$194	$19,252	$178
AS Ajax E LLC	$841	$—	$948	$—
Legacy Entities	$1,029	$1,587	$637	$1,247
Great Ajax FS LLC	$4,463	$2,837	$4,915	$2,971

Consolidated Affiliates

The Company consolidates the results and balances of securitization trusts that are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of September 30, 2020, AS Ajax E II LLC was 53.1% owned by the Company, with the remainder held by third parties. 2017-D and 2018-C are securitization trusts formed to hold mortgage loans, REO property and secured debt. As of September 30, 2020, 2017-D was 50.0% owned by a third-party institutional accredited investor. As of September 30, 2020, 2018-C was 63.0% owned by the Company, with the remainder held by third-party institutional accredited investors. Great Ajax II REIT holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. Great Ajax II REIT was 99.9% and 99.8%, respectively, owned by the Company as of September 30, 2020 and December 31, 2019.

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

At September 30, 2020, the Company had commitments to purchase, subject to due diligence, 130 RPLs and NPLs secured by single-family residences, and one SBC loan secured by real property, with aggregated UPBs of $35.4 million and $0.9 million, respectively. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its third party institutional accredited co-investors. See Note 15 — Subsequent Events, for remaining open acquisitions as of the filing date.

During the quarter ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. Accordingly, the Company has recognized a liability on its consolidated balance sheet within accrued expenses and other liabilities at September 30, 2020 for the present value of the put liability of $12.5 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings. The expense is recognized in the other expense line of the Company's consolidated statements of income.

The full extent of the impact of COVID-19 on the global economy generally, and the Company's business in particular, is uncertain. As of September 30, 2020, no contingencies have been recorded on the Company's consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term adverse impacts on the Company's financial condition, results of operations, and cash flows.

The accompanying notes are an integral part of the consolidated interim financial statements.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 9 — Debt

Repurchase Agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which is fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Company's Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has also entered into four repurchase facilities substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are the class B bonds and certificates from the Company's secured borrowing transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

			September 30, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
October 9, 2020	September 11, 2020	$35,718	$35,718	$47,661	133%	2.65%
October 13, 2020	July 13, 2020	30,754	30,754	44,160	144%	2.97%
October 20, 2020	July 24, 2020	13,857	13,857	17,813	129%	2.97%
October 30, 2020	July 31, 2020	7,762	7,762	9,702	125%	2.26%
October 30, 2020	July 31, 2020	6,795	6,795	9,537	140%	2.26%
November 13, 2020	August 13, 2020	2,735	2,735	4,428	162%	2.50%
December 1, 2020	September 1, 2020	13,533	13,533	17,720	131%	2.34%
December 1, 2020	September 1, 2020	13,056	13,056	17,017	130%	2.34%
December 1, 2020	September 1, 2020	5,474	5,474	7,215	132%	2.34%
December 1, 2020	September 1, 2020	4,068	4,068	5,307	130%	2.34%
December 1, 2020	September 1, 2020	2,934	2,934	3,866	132%	2.34%
December 1, 2020	September 1, 2020	2,332	2,332	3,360	144%	2.49%
December 1, 2020	September 1, 2020	1,132	1,132	1,607	142%	2.49%
December 17, 2020	September 17, 2020	11,351	11,351	14,619	129%	2.35%
December 17, 2020	September 17, 2020	8,878	8,878	11,678	132%	2.35%
December 17, 2020	September 17, 2020	4,110	4,110	5,405	132%	2.35%
December 17, 2020	September 17, 2020	1,110	1,110	1,687	152%	2.50%
December 24, 2020	September 24, 2020	6,876	6,876	10,024	146%	2.47%
December 24, 2020	September 24, 2020	5,145	5,145	6,796	132%	2.32%
December 24, 2020	September 24, 2020	2,646	2,646	3,442	130%	2.32%
December 28, 2020	September 16, 2020	7,306	7,306	9,532	130%	2.59%
January 5, 2021	September 28, 2020	25,044	25,044	33,970	136%	2.37%
January 5, 2021	September 28, 2020	24,423	24,423	33,105	136%	2.37%
January 6, 2021	September 28, 2020	7,697	7,697	10,299	134%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,352	134%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,222	133%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,843	133%	2.32%
July 9, 2021	July 10, 2020	250,000	43,998	71,384	162%	2.65%
September 23, 2021	September 24, 2020	400,000	101,861	161,856	159%	2.65%
Totals		$919,560	$415,419	$597,312	144%	2.56%

The accompanying notes are an integral part of the consolidated interim financial statements.

			December 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 3, 2020	November 26, 2019	$8,411	$8,411	$11,098	132%	3.45%
January 3, 2020	November 26, 2019	6,093	6,093	9,038	148%	3.45%
January 3, 2020	November 26, 2019	5,175	5,175	6,855	132%	3.45%
January 3, 2020	December 2, 2019	11,966	11,966	15,742	132%	3.45%
January 3, 2020	December 2, 2019	10,648	10,648	14,058	132%	3.45%
January 3, 2020	December 2, 2019	5,485	5,485	7,050	129%	3.45%
January 3, 2020	December 2, 2019	4,096	4,096	5,261	128%	3.45%
January 3, 2020	December 2, 2019	1,644	1,644	2,388	145%	3.55%
January 3, 2020	December 2, 2019	1,576	1,576	2,287	145%	3.55%
January 10, 2020	December 11, 2019	21,088	21,088	28,284	134%	3.47%
January 10, 2020	December 11, 2019	1,808	1,808	2,640	146%	3.57%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
January 21, 2020	December 20, 2019	15,718	15,718	20,623	131%	3.41%
January 21, 2020	December 20, 2019	10,305	10,305	13,521	131%	3.41%
January 21, 2020	December 20, 2019	5,840	5,840	7,324	125%	3.41%
January 21, 2020	December 20, 2019	2,784	2,784	4,050	145%	3.51%
January 28, 2020	October 30, 2019	5,318	5,318	7,464	140%	3.19%
January 28, 2020	October 30, 2019	2,520	2,520	3,381	134%	2.99%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
February 24, 2020	November 26, 2019	41,412	41,412	54,828	132%	2.92%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,423	127%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	34,591	128%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,709	127%	3.79%
June 3, 2020	December 6, 2019	6,097	6,097	7,891	129%	3.64%
June 3, 2020	December 6, 2019	4,704	4,704	6,106	130%	3.64%
June 3, 2020	December 6, 2019	3,053	3,053	4,035	132%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	December 19, 2019	13,447	13,447	18,076	134%	3.55%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 30, 2020	December 30, 2019	5,286	5,286	7,044	133%	3.57%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	July 15, 2016	250,000	28,931	57,397	198%	4.28%
September 24, 2020	September 25, 2019	400,000	116,662	164,403	141%	4.24%
Totals		$918,521	$414,114	$580,167	140%	3.77%

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

position has declined as security prices increased and its financing counterparties returned a portion of the cash collateral. As of September 30, 2020, the Company had $1.0 million of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheet at September 30, 2020 and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	September 30, 2020	December 31, 2019
Gross amount of recognized liabilities	$415,419	$414,114
Gross amount of loans and securities pledged as collateral	597,312	580,167
Other prepaid collateral	986	4,117
Net collateral amount	$182,879	$170,170

Secured Borrowings

From inception (January 30, 2014) to September 30, 2020, the Company has completed 16 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, six of which were outstanding at September 30, 2020. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest in the Class B certificates to third parties and 2018-C securitization, from which the Company sold a 95% interest in the Class A notes and 37% in the Class B notes and trust certificates, the Company has retained the subordinate notes and the applicable trust certificates from the other six secured borrowings outstanding at September 30, 2020.

The Company's 2017-D secured borrowing contains Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. The Company has retained 50% of both the Class A notes and Class B certificates from 2017-D.

The Company's 2018-C secured borrowing contains Class A notes, Class B notes and trust certificates representing the residual interest in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. The Company has retained 5% of the Class A notes and 63% of the Class B notes and trust certificates.

The Company's 2017-B, 2019-D, 2019-F and 2020-B secured borrowings carry no provision for a step-up in interest rate on any of the Class A, Class B or Class M notes.

For all of the Company's secured borrowings, the Class A notes are senior, sequential pay, fixed rate notes with the exception of 2019-D, 2019-F and 2020-B, which are subordinate, sequential pay, fixed rate notes for Class B-1 and variable rate notes for Class B-2 and Class B-3. The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust. The Class M notes issued under 2017-B, 2019-D, 2019-F and 2020-B are also mezzanine, sequential pay, fixed rate notes.

For all of the Company's secured borrowings, except 2017-B, 2019-D, 2019-F and 2020-B, which contain no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis points step up is triggered, an additional

The accompanying notes are an integral part of the consolidated interim financial statements.

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

The following table sets forth the original terms of all notes from our secured borrowings outstanding at September 30, 2020 at their respective cutoff dates:

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	None	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(1)	$7.5 million	3.75%
		Trust certificates(2)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(4)	$177.8 million	3.75%
	None	Class B certificates(4)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	October 25, 2021	Class A notes due 2065(5)	$170.5 million	4.36%
	April 25, 2022	Class B notes due 2065(5)	$15.9 million	5.25%
		Trust certificates(5)	$40.9 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2019-D/ July 2019	None	Class A-1 notes due 2065	$140.4 million	2.96%
	None	Class A-2 notes due 2065	$6.1 million	3.50%
	None	Class A-3 notes due 2065	$10.1 million	3.50%
	None	Class M-1 notes due 2065(3)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(6)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(6)	$7.1 million	variable(7)
	None	Class B-3 notes due 2065(6)	$12.8 million	variable(7)
		Deferred issuance costs	$(2.7) million	—%

Ajax Mortgage Loan Trust 2019-F/ November 2019	None	Class A-1 notes due 2059	$110.1 million	2.86%
	None	Class A-2 notes due 2059	$12.5 million	3.50%
	None	Class A-3 notes due 2059	$5.1 million	3.50%
	None	Class M-1 notes due 2059(3)	$6.1 million	3.50%
	None	Class B-1 notes due 2059(6)	$11.5 million	3.50%
	None	Class B-2 notes due 2059(6)	$10.4 million	variable(7)
	None	Class B-3 notes due 2059(6)	$15.1 million	variable(7)
		Deferred issuance costs	$(1.8) million	—%

The accompanying notes are an integral part of the consolidated interim financial statements.

Ajax Mortgage Loan Trust 2020-B/ August 2020	None	Class A-1 notes due 2059	$97.2 million	1.70%
	None	Class A-2 notes due 2059	$17.3 million	2.86%
	None	Class M-1 notes due 2059(3)	$7.3 million	3.70%
	None	Class B-1 notes due 2059(6)	$5.9 million	3.70%
	None	Class B-2 notes due 2059(6)	$5.1 million	variable(7)
	None	Class B-3 notes due 2059(6)	$23.6 million	variable(7)
		Deferred issuance costs	$(1.8) million	—%

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates of between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. For certain of the Company's joint ventures, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.20% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan’s subsequent performance. The following table sets forth the status of the notes held by others at September 30, 2020 and December 31, 2019, and the securitization cutoff date ($ in thousands):

	Balances at September 30, 2020				Balances at December 31, 2019				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2017-B	$113,240	$72,897		155%	$121,909	$84,624		144%	$165,850		$115,846
2017-C	—	—		—%	137,369	94,126		146%	185,942		130,159
2017-D	135,660	52,968	(1)	256%	148,119	60,934	(1)	243%	203,870	(2)	88,903
2018-C	173,529	135,008	(3)	129%	179,303	146,925	(3)	122%	222,181	(4)	167,910
2019-D	153,729	131,075		117%	165,963	146,383		113%	193,301		156,670
2019-F	145,312	115,389		126%	155,899	126,723		123%	170,876		127,673
2020-B	141,363	112,978		125%	—	—		—%	156,468		114,534
	$862,833	$620,315	(5)	139%	$908,562	$659,715	(5)	138%	$1,298,488		$901,695

(1)The gross amount of senior bonds at September 30, 2020 and December 31, 2019 were $105.9 million and $121.9 million however, only $53.0 million and $60.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(2)Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(3)2018-C contains notes held by the third party institutional investors for senior bonds and class B bonds. The gross amount of the senior and class B bonds at September 30, 2020 were $135.9 million and $15.9 million, however, only $129.1 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively. The gross amount of the senior and class B bonds at December 31, 2019 were $148.5 million and

The accompanying notes are an integral part of the consolidated interim financial statements.

$15.9 million, however, only $141.0 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(4)Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(5)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $6.1 million and $7.0 million as of September 30, 2020 and December 31, 2019.

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

During the first and third quarter of 2020, the Company completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively.

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

The conversion rate as of September 30, 2020 equals 1.7279 shares of the Company's common stock per $25.00 principal amount of notes, which is equivalent to a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of September 30, 2020, the amount by which the if-converted value falls short of the principal value for the entire series is $50.9 million.

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

At September 30, 2020, the outstanding aggregate principal amount of the notes was $113.4 million, and discount and deferred expenses were $3.7 million. During the three and nine months ended September 30, 2020 the Company recognized interest expense of $2.4 million and $7.3 million, respectively, which includes $0.3 million and $1.0 million, respectively of amortization of discount and deferred expenses. Comparatively at September 30, 2019, the outstanding aggregate principal amount of the notes was $123.9 million, and discount and deferred expenses were $5.4 million. During the three and nine months ended September 30, 2019 the Company recognized interest expense of $2.6 million and $7.7 million, respectively, which includes $0.3 million and $0.9 million, respectively of amortization of discount and deferred expenses. The effective interest rate of the notes for the quarter ended September 30, 2020 and September 30, 2019 was 8.92% and 8.94%, respectively.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 10 — Related Party Transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

			Three months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2020	2019
Interest income and recovery of provision for credit losses on beneficial interests	Net interest income after provision for credit benefit/(losses)	Various non-consolidated joint ventures	$6,536	$3,322
Management fee	Related party expense – management fee	Thetis	$2,264	$2,215
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$1,848	$2,197
Gain on sale of securities	Other income	Various non-consolidated joint ventures	$145	$—
Income from equity investment	Income from investments in affiliates	Thetis	$75	$448
Income from equity investment	Income from investments in affiliates	Gaea	$14	$—
Income from equity investment	Income from investments in affiliates	AS Ajax E LLC	$9	$10
Loss from equity investment	Income from investments in affiliates	Legacy Entities	$(46)	$—
(Loss)/income from equity investment	Income from investments in affiliates	Great Ajax FS	$(116)	$71

			Nine months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2020	2019
Interest income and recovery of provision for credit losses on beneficial interests	Net interest income after provision for credit benefit/(losses)	Various non-consolidated joint ventures	$16,386	$8,878
Management fee	Related party expense – management fee	Thetis	$6,206	$5,555
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$5,798	$6,977
Gain on sale of securities	Other income	Various non-consolidated joint ventures	$145	$8
Income from equity investment	Income from investments in affiliates	Gaea	$74	$—
Income from equity investment	Income from investments in affiliates	AS Ajax E LLC	$25	$36
Income from equity investment	Income from investments in affiliates	Legacy Entities	$10	$—
Gain on sale of mortgage loans	Gain on sale of mortgage loans	2019-C	$—	$7,014
(Loss)/income from equity investment	Income from investments in affiliates	Great Ajax FS	$(320)	$200
(Loss)/income from equity investment	Income from investments in affiliates	Thetis	$(364)	$923
Loss on sale of mortgage loans	Loss on sale of mortgage loans	Gaea	$(705)	$—

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

			As of September 30, 2020
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$16,438
Management fee payable	Management fee payable	Thetis	$2,261
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$655
Expense reimbursement receivable	Prepaid expenses and other assets	Gregory	$219
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	$38

			As of December 31, 2019
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Receivables from Servicer	Receivable from Servicer	Gregory	$17,013
Management fee payable	Management fee payable	Thetis	$1,634
Expense reimbursements receivable	Prepaid expenses and other assets	Gregory	$687
Advances to Servicer	Prepaid expenses and other assets	Gregory	$585
Expense reimbursements receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$241
Expense reimbursements receivable	Prepaid expenses and other assets	Thetis	$87
Expense reimbursements	Accrued expenses and other liabilities	Gaea	$68
Expense reimbursements	Accrued expenses and other liabilities	Various non-consolidated joint ventures	$10

During the three months ended September 30, 2020, the Company sold no mortgage loans, however, during the nine months ended September 30, 2020, the Company sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million, for a loss of $0.7 million to Gaea, a related party. Comparatively, during the three months ended September 30, 2019, the Company sold three mortgage loans to third parties with a carrying value of $1.9 million and UPB of $2.0 million for a gain of $0.1 million. During the nine months ended September 30, 2019, the Company sold a total of 965 loans with a carrying value of $178.8 million and UPB of $202.1 million. Of these, 962 of the loans sold during 2019 were sold to a related party joint venture, 2019-C, with a carrying value of $176.9 million and UPB of $200.1 million for a gain of $7.0 million and retained 34% or $8.0 million of the trust certificates and $12.1 million in debt securities. The retained securities are included in the notes and beneficial interests discussed in the paragraph below.

During the three and nine months ended September 30, 2020, the Company acquired $83.4 million and $144.7 million in debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Comparatively for the three and nine months ended September 30, 2019, the Company acquired debt securities and beneficial interests of $43.4 million and $127.6 million, respectively.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual balance of the trust after the outstanding debt obligations have been settled.  In certain transactions, the joint venture also issued subordinate notes.  Of the $83.4 million and $144.7 million, respectively, acquired in the three and nine months ended September 30, 2020, the Company retained $66.0 million and $115.6 million, respectively, in senior notes and $5.2 million and $9.8 million, respectively, in subordinate notes. Comparatively, during the three and nine months ended September 30, 2019, the Company retained $36.1 million and $93.6 million, respectively, in senior notes and $3.3 million and $12.6 million, respectively, in subordinate notes. The debt securities are carried at fair value.  During the three and nine months ended September 30, 2020, the Company sold senior notes issued by certain joint ventures for total proceeds of $38.9 million and recognized a gain of $0.1 million. During three months ended September 30, 2019, the Company did not sell any senior notes. During the nine months ended September 30, 2019, the Company sold senior notes issued by certain joint ventures for total proceeds of $39.6 million and recognized a gain of $8 thousand, net of transaction fees. As of September 30, 2020 and December 31, 2019, the debt securities were carried on the Company’s consolidated balance sheet at a fair value of $284.7 million and $231.7 million, respectively.

The accompanying notes are an integral part of the consolidated interim financial statements.

During the three and nine months ended September 30, 2020 the Company also acquired $12.2 million and $19.3 million, respectively, in beneficial interests issued by joint ventures. Comparatively, for the three and nine months ended September 30, 2019, the Company acquired $4.0 million and $21.4 million, respectively, in beneficial interests issued by joint ventures. As of September 30, 2020 and December 31, 2019, the Investments in beneficial interests were carried on the Company's consolidated balance sheet at $86.2 million and $58.0 million, respectively.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the purchase of real estate from certain of the Company's joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At September 30, 2020, and December 31, 2019, the Company had advances of zero and $0.6 million, respectively, outstanding to the Servicer. Interest on the arrangement accrues at 7.2% annually.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At September 30, 2020 the Company owned approximately 23.0% of Gaea with third party investors owning the remaining approximately 77.0%. The Company accounts for its investment in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three legacy entity LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. As of September 30, 2020 and December 31, 2019, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which, through the end of 2018, was calculated as 20% of the amount by which total dividends on common stock and distributions on OP units exceeded 8% of book value on a per share basis. Effective as of March 5, 2019, the incentive fee was restructured into both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock, its distributions on its externally-held operating partnership units and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock and distributions on its externally-held operating partnership units within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, up to 100% of the incentive fee will be payable in shares of the Company’s common stock, at the Company's discretion, until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, up to 20% of the remaining incentive fee is payable in shares of the Company’s common stock at the Company's discretion and the remaining incentive fee is payable in cash. During the three and nine months ended September 30, 2020, the Company did not record an incentive fee payable to the Manager. Comparatively during the three and nine months ended September 30, 2019, the Company recorded $0.5 million and $0.7 million, respectively, for an incentive fee payable to the Manager.

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

Servicing fees range from 0.65% to 1.25% annually UPB at acquisition (or the fair market value or purchase price of REO), and are paid monthly. For certain of the Company's securitization trusts, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.20% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The servicing fee is based upon the status of the loan at acquisition. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

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

The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and the type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the three and nine months ended September 30, 2020 of $2.3 million and $6.2 million, of which none was payable in shares of its common stock as the Board of Directors approved the management fee to be paid in all cash. Comparatively, for the three and nine months ended September 30, 2019, the Company recognized a base management fee of $1.7 million and $4.9 million, respectively, of which $0.9 million and $2.5 million, respectively, was payable in shares of its common stock.

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

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the three months ended September 30,
	2020		2019
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Independent director fees	4,116	$35	2,748	$40
Management fees	—	—	63,982	986
Totals	4,116	$35	66,730	$1,026

	For the nine months ended September 30,
	2020		2019
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Independent director fees	12,784	$115	8,348	$118
Management fees	—	—	184,681	2,538
Totals	12,784	$115	193,029	$2,656

(1)All management fees and independent director fees are fully expensed in the period in which the relevant service is received by the Company.

The accompanying notes are an integral part of the consolidated interim financial statements.

Restricted Stock

Each independent director is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period upon initial appointment to the Company’s Board of Directors. On August 17, 2016, the Company granted 153,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2017 by forfeitures of 4,000 shares and in 2018 by forfeitures of 2,666 shares and in 2019 by forfeitures of 1,667 shares. On July 24, 2017, the Company granted 39,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2019 by forfeitures of 333 shares. On July 31, 2018, the Company granted 36,500 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2019 by forfeitures of 2,500 shares. On August 1, 2019, the Company granted 79,000 shares of restricted stock to employees of its Manager and Servicer, which was reduced in 2020 by forfeitures of 2,000 shares. On August 13, 2020, the Company granted 108,750 shares of restricted stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

The following table sets forth the activity in the Company’s restricted stock plans ($ in thousands, except per share amounts):

	Total Grants		Current period activity		Non-vested shares at September 30, 2020		Fully-vested shares at September 30, 2020
Three months ended September 30, 2020	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the three months ended September 30, 2020	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Employee and Service Provider Grant 2017(1,5)	38,667	$539	—	$15	—	$13.95	38,667	$13.95
Employee and Service Provider Grant 2018(2,6)	34,000	462	—	38	11,333	13.58	22,667	13.58
Employee and Service Provider Grant 2019(3,7)	77,000	1,073	—	76	50,667	13.94	26,333	13.94
Employee and Service Provider Grant 2020(4)	108,750	1,039	108,750	58	108,750	9.55	—	—
Totals	258,417	$3,113	108,750	$187	170,750	$11.12	87,667	$13.85

(1)Vesting is ratable over three-year period from grant date. Grant is fully vested at September 30, 2020.
(2)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2020 is 0.9 years.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2020 is 1.8 years.
(4)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2020 is 2.9 years.
(5)Total is shown net of 2019 forfeitures of 333 shares.
(6)Total is shown net of 2019 forfeitures of 2,500 shares.
(7)Total is shown net of 2020 forfeitures of 2,000 shares.
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
(2)Vesting is ratable over three-year period from grant date. Grant is fully vested at September 30, 2019
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2019 is 0.8 years.
(4)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2019 is 1.9 years.
(5)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2019 is 2.8 years.
(6)Total is shown net of 2017 forfeitures of 4,000 shares, 2018 forfeitures of 2,666 shares and 2019 forfeitures of 1,667 shares.
(7)Total is shown net of 2019 forfeitures of 2,500 shares.

	Total Grants		Current period activity		Non-vested shares at September 30, 2020		Fully-vested shares at September 30, 2020
Nine months ended September 30, 2020	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the nine months ended September 30, 2020	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Employee and Service Provider Grant 2017(1,5)	38,667	$539	—	$103	—	$13.95	38,667	$13.95
Employee and Service Provider Grant 2018(2,6)	34,000	462	—	114	11,333	13.58	22,667	13.58
Employee and Service Provider Grant 2019(3,7)	77,000	1,073	—	260	50,667	13.94	26,333	13.94
Employee and Service Provider Grant 2020(4)	108,750	1,039	108,750	58	108,750	9.55	—	—
Totals	258,417	$3,113	108,750	$535	170,750	$11.12	87,667	$13.85

(1)Vesting is ratable over three-year period from grant date. Grant is fully vested at September 30, 2020.
(2)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2020 is 0.9 years.
(3)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2020 is 1.8 years.
(4)Vesting is ratable over three-year period from grant date. Weighted average remaining life of grant at September 30, 2020 is 2.9 years.

The accompanying notes are an integral part of the consolidated interim financial statements.

(5)Total is shown net of 2019 forfeitures of 333 shares.
(6)Total is shown net of 2019 forfeitures of 2,500 shares.
(7)Total is shown net of 2020 forfeitures of 2,000 shares.

	Total Grants		Current period activity		Non-vested shares at September 30, 2019		Fully-vested shares at September 30, 2019
Nine months ended September 30, 2019	Total shares granted	Total expected cost of grant	Shares granted during the year	Grant expense recognized for the nine months ended September 30, 2019	Shares	Per share grant date fair value	Shares	Per share grant date fair value
Directors’ Grants 2018(1)	12,000	$162	—	$14	—	$13.48	12,000	$13.48
Employee and Service Provider Grant 2016(2,5)	144,667	1,953	—	368	—	13.50	144,667	13.50
Employee and Service Provider Grant 2017(3)	39,000	544	—	135	13,000	13.95	26,000	13.95
Employee and Service Provider Grant 2018(4,6)	34,000	462	—	111	22,667	13.58	11,333	13.58
Employee and Service Provider Grant 2019(5)	79,000	1,101	79,000	61	79,000	13.94	—	—
Totals	308,667	$4,222	79,000	$689	114,667	$13.87	194,000	$13.56

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

For the three and nine months ended September 30, 2020 the Company had consolidated taxable income of $2.5 million and $1.7 million, respectively; and an income tax benefit of $16 thousand and $0.2 million, respectively. For the three and nine months ended September 30, 2019, the Company’s consolidated taxable income was $4.0 million and $20.4 million, respectively; and provisions for income taxes of $27 thousand and $0.1 million, respectively. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at September 30, 2020 or 2019. The Company also recorded no interest or penalties for the three and nine months ended September 30, 2020 or 2019.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$5,280	22,844,192		$7,691	19,751,142
Allocation of earnings to participating restricted shares	(33)	—		(82)	—
Consolidated net income attributable to unrestricted common stockholders	$5,247	22,844,192	$0.23	$7,609	19,751,142	$0.39
Effect of dilutive securities(1)
Restricted stock grants and Manager and director fee shares	33	145,424		82	212,991
Interest expense (add back) and assumed conversion of shares from convertible senior notes(2)	—	—		2,552	8,236,520
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$5,280	22,989,616	$0.23	$10,243	28,200,653	$0.36

(1)The Company's outstanding warrants for an additional 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended September 30, 2020, and have not been included in the calculation.
(2)The effect of the interest expense and assumed conversion of shares from convertible senior notes on the Company's diluted EPS calculation for the three months ended September 30, 2020 would have been anti-dilutive and have been removed from the calculation.

The accompanying notes are an integral part of the consolidated interim financial statements.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$11,922	22,575,480		$28,048	19,247,706
Allocation of earnings to participating restricted shares	(68)	—		(301)	—
Consolidated net income attributable to unrestricted common stockholders	$11,854	22,575,480	$0.53	$27,747	19,247,706	$1.44
Effect of dilutive securities(1)
Operating Partnership units	—	—		346	322,340
Restricted stock grants and Manager and director fee shares(2)	—	—		301	208,963
Interest expense (add back) and assumed conversion of shares from convertible senior notes(3)	—	—		7,645	8,208,789
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$11,854	22,575,480	$0.53	$36,039	27,987,798	$1.29

(1)The Company's outstanding warrants for an additional 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the nine months ended September 30, 2020, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the nine months ended September 30, 2020 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of the interest expense and assumed conversion of shares from convertible senior notes on the Company's diluted EPS calculation for the nine months ended September 30, 2020 would have been anti-dilutive and have been removed from the calculation.

Note 14 — Equity

Common stock

As of September 30, 2020 and December 31, 2019, the Company had 23,034,443 and 22,142,143 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

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

The Company had 2,307,400 shares of Series A preferred stock and 2,892,600 shares of Series B preferred stock outstanding at September 30, 2020 and no shares of either series outstanding at December 31, 2019. There were 25,000,000 shares, cumulative for all series, authorized as of both September 30, 2020 and December 31, 2019.

Treasury stock

The accompanying notes are an integral part of the consolidated interim financial statements.

As of September 30, 2020 the Company held 50,173 shares of treasury stock received through distributions of the Company's shares previously held by its Manager. The Company held 33,248 shares of treasury stock at December 31, 2019.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the three and nine months ended September 30, 2020 4,928 and 9,985 shares were issued, respectively, under the plan for total proceeds of approximately $45 thousand and $0.1 million, respectively. Comparatively, during the three and nine months ended September 30, 2019 4,827 and 15,204 shares were issued, respectively, under the plan for total proceeds of approximately $0.1 million and $0.2 million, respectively.

Stock Dividend

On March 24, 2020, the Company announced that it would pay its previously declared dividend of $0.32 per share in shares of the Company's common stock (value based upon the $9.14 per share closing price on the record date of March 17, 2020). The dividend was paid on March 27, 2020 through the issuance of 781,222 shares of common stock. With the exception of shares issued under existing dividend reinvestment plans the Company’s dividends paid on August 31, 2020 and May 29, 2020 were paid in cash. Comparatively, during the three and nine months ended September 30, 2019 the Company’s dividends paid on its outstanding shares of common stock were paid in cash with the exception of shares issued under existing dividend reinvestment plans as noted above.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three and nine months ended September 30, 2020 no shares were sold under the at the market program for either period. Comparatively, during the three and nine months ended September 30, 2019 551,223 shares of common stock were sold under the at the market program for net proceeds of $8.3 million for both periods.

Accumulated Other Comprehensive Loss

The Company recognizes unrealized gains or losses on its investment in debt securities as components of Other comprehensive income. Total accumulated other comprehensive gain on the Company’s balance sheet at September 30, 2020 and December 31, 2019 was as follows ($ in thousands):

Investments in securities:	September 30, 2020	December 31, 2019
Unrealized gains	$1,999	$1,643
Unrealized losses	(1,598)	(366)
Accumulated other comprehensive gain	$401	$1,277

Non-controlling Interest

During the second quarter of 2019, all 624,106 of the outstanding OP units held by an unaffiliated holder were exchanged for shares of the Company’s common stock, resulting in a reclassification within the Company's consolidated Statement of Changes in Equity of $10.8 million from non-controlling interest to the Additional paid-in capital and Common Stock accounts. At September 30, 2020 and December 31, 2019, the Company’s Operating Partnership was 100% owned by the Company. The Company consolidates the assets, liabilities, revenues and expenses of the Operating Partnership.

At September 30, 2020 and December 31, 2019, the Company had non-controlling interests attributable to ownership interests by the following four legal entities.

AS Ajax E II LLC was formed by the Company during 2017 to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of September 30, 2020 and December 31, 2019, the Company had retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.

The accompanying notes are an integral part of the consolidated interim financial statements.

2017-D, a securitization trust, was formed by the Company during 2017. It is 50.0% held by an accredited institutional investor. As of September 30, 2020 and December 31, 2019, the Company had retained 50.0% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

2018-C, a securitization trust, was formed by the Company during 2018. It is 37.0% held by an accredited institutional investor. As of September 30, 2020 and December 31, 2019 the Company had retained 63.0% of 2018-C and consolidates the assets, liabilities, revenues and expenses of the trust.

Great Ajax II REIT was formed by the Company during 2019 to hold an interest in Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. As of September 30, 2020 and December 31, 2019, Great Ajax II REIT was 0.1% and 0.2%, respectively, held by third parties. As of September 30, 2020 and December 31, 2019, the Company had retained 99.9% and 99.8%, respectively, of Great Ajax II REIT and consolidates the assets, liabilities, revenues and expenses of the entity.

The following table sets forth the effects of changes in ownership of the Company's non-controlling interests due to transfers to or from non-controlling interest for the calendar preceding the Consolidated balance sheet dates ($ in thousands):

	September 30, 2020	December 31, 2019
Decrease from redemption of OP units by third party investor	$—	$(10,816)
Decrease due to deconsolidation of Gaea	—	(22)
Change in non-controlling interest	$—	$(10,838)

Note 15 — Subsequent Events

Loan Acquisitions

Since quarter end the Company has acquired seven residential RPLs and nine residential NPLs with aggregate UPB of $3.3 million and $1.4 million, respectively, in two transactions one transaction, respectively, from two sellers and one seller, respectively. The purchase price equals 81.9% and 83.1%, respectively, of UPB and 66.1% and 70.0%, respectively, of the estimated market value of the underlying collateral of $4.1 million and $1.7 million, respectively.

The Company has also agreed to acquire, subject to due diligence, 28 residential RPLs and 71 NPLs with aggregate UPB of $3.1 million and $16.5 million, respectively, in eight transactions and two transactions, respectively, from eight sellers and two sellers, respectively. The purchase price of the residential RPLs equals 94.3% of UPB and 45.6% of the estimated market value of the underlying collateral of $6.4 million. The purchase price of the NPLs equals 87.1% of UPB and 45.8% of the estimated market value of the underlying collateral of $31.4 million. The Company also agreed to acquire seven SBC loan with UPB of $9.9 million. The purchase price of the SBC loans equals 102.0% of UPB and 49.6% of the estimated market value of the underlying collateral of $20.3 million.

Dividend Declaration

On November 5, 2020, the Company’s Board of Directors declared a cash dividend of $0.17 per share, to be paid on November 30, 2020 to stockholders of record as of November 16, 2020.

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

In 2014, we formed Great Ajax Funding LLC, a wholly owned subsidiary of the Operating Partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under our repurchase agreements. On February 1, 2015, we formed GAJX Real Estate Corp., as a wholly owned subsidiary of the Operating Partnership, to own, maintain, improve and sell certain real estate owned properties (“REO”) purchased by us. We have elected to treat GAJX Real Estate Corp. as a TRS under the Code.

Our Operating Partnership, through interests in certain entities as of September 30, 2020 and December 31, 2019, holds 99.9% and 99.8%, respectively, of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. We have securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE, and we have determined that we are the primary beneficiary of this VIE.

In 2018, we formed Gaea Real Estate Corp. ("Gaea"), as a wholly owned subsidiary of the Operating Partnership. We have elected to treat Gaea as a TRS under the Code. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings, LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties. On November 22, 2019, Gaea completed a private capital raise in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. We retained a 23.2% ownership interest in Gaea following the transaction. At September 30, 2020 we owned approximately 23.0% of Gaea.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of September 30, 2020 and December 31, 2019 ($ in millions):

	September 30, 2020	December 31, 2019
Residential RPLs	$1,068.5	$1,085.5
Residential NPLs	28.4	30.9
SBC/commercial loans	5.4	35.1
Property held-for-sale, net	6.5	13.5
Rental property, net	0.7	1.5
Investments at fair value	284.7	231.7
Investment in beneficial interests	86.2	58.0
Total mortgage related assets	$1,480.4	$1,456.2

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

The COVID-19 pandemic began to meaningfully impact our operations in late March 2020 and this disruption was reflected in our results of operations for the quarter ended March 31, 2020. During the quarter ended September 30, 2020 many of these negative impacts continued to reverse as follows:

•We recorded total recovery of credit losses provisions of $4.0 million on our Mortgage loan portfolio and Investments in beneficial interests as a result of better than expected loan performance during the quarter and the related impact on future repayment rates.
•We recovered $4.3 million of unrealized losses on our Investments in debt securities to Other comprehensive income as counterparty marks at September 30, 2020 rebounded off the March 31, 2020 levels.
•We recovered $6.6 million of cash deposits on a net basis from our repurchase financing counterparties as collateral prices rebounded off the March 31, 2020 levels.

The pandemic has continued and continues to significantly and adversely impact certain areas of the United States. As a result, our forecast of macroeconomic conditions and expected lifetime credit losses on our mortgage loan and beneficial interest portfolios is subject to meaningful uncertainty. While substantially all of our borrowers continue to make scheduled payments and we continue to receive payments in full, we have acted swiftly to support our borrowers with a mortgage forbearance program. While we generally do not hold loans guaranteed by GSEs or the US government, we, through our Servicer, are nonetheless offering a forbearance program under terms similar to those required for GSE loans. Borrowers that are able to provide documentation of a negative impact of COVID-19 are entitled to three months of forbearance. The three monthly payments may then be repaid over 12 months. If a borrower cannot repay the deferred amount, our Servicer will work them on repayment options. Notwithstanding the foregoing, to the extent special rules apply to a mortgagor because of the jurisdiction or type of the Mortgage Loan, the Servicer will comply with those rules. Our Servicer has extensive experience dealing with delinquent borrowers and we believe it is well positioned to react on our behalf to any increase in mortgage delinquencies. The following list shows the COVID-19 forbearance activity in our mortgage loan portfolio as of October 30, 2020(1) :

•Number of COVID-19 forbearance relief inquiries: 1,224
•Number of COVID-19 forbearance relief granted: 364

(1)Statistics are for loans carried on our balance sheet including loans held in Ajax 2017-D and Ajax 2018-C where third parties own 50% and 37%, respectively. Statistics do not include non-consolidated joint ventures where we own bonds and beneficial interests issued by the joint ventures.

During the nine months ended September 30, 2020, we raised $125.0 million, net of offering costs, in a series of private placements of preferred stock and warrants. We expect to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with our investment strategy and that this additional capital will provide sufficient liquidity to both benefit from any investment opportunities and protect against future market disruption.

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

We believe that certain cyclical trends continue to drive a significant realignment within the mortgage sector notwithstanding the impact of the pandemic. Through the end of the third quarter, the recent trends noted below have continued, including:

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
•the lack of a robust market for non-conforming mortgage loans will reduce the pool of buyers due to tighter credit standards as a result of the COVID-19 pandemic; and
•the current market landscape and decrease in the price of residential mortgage loans as a result of the COVID-19 outbreak we believe will generate new opportunities in residential mortgage-related whole loan strategies.

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

The state of the real estate market and home prices will determine proceeds from any sale of real estate. We will opportunistically and on an asset-by-asset basis determine whether to rent any REO we acquire, whether upon foreclosure or otherwise. We may determine to sell such assets if they do not meet our investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control. Declining real estate prices, including as a result of COVID-19 pandemic, are expected to negatively affect our results. We also expect that extended eviction timelines resulting from the COVID-19 pandemic will negatively impact sales of our REO held-for-sale.

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

On July 30, 2020, we priced Ajax Mortgage Loan Trust 2020-B ("2020-B") with $97.2 million of AAA rated senior securities, and $17.3 million of A rated securities issued with respect to $156.5 million of mortgage loans, all of which were RPLs. The AAA and A rated securities have a weighted average coupon of 1.874% and represent 73.2% of the unpaid principal balance ("UPB") of the underlying mortgage loans. As a result of our securities combined with the closing of 2020-B and favorable repurchase lines of credit our overall cost of funds have decreased materially since the quarter ended June 30, 2020.

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

Under both CECL and ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. However, CECL allows more flexibility to adjust the loan pools as the underlying risk factors change over time. Under ASC 310-30, we determined RPLs to have common risk characteristics and accounted for them as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, we determined NPLs to have common risk characteristics and accounted for them as a single non-performing pool for loans acquired within each three-month calendar quarter. The result was generally two additional pools (RPLs and NPLs) each quarter. Under CECL, we re-aggregated our loan pools around similar risk factors, while eliminating the previous distinction for the quarter in which loans were acquired. This resulted in reducing the number of loan pools to four as of March 31, 2020, which increased to six as of

June 30, 2020. The number of pools remains at six as of September 30, 2020. Each loan pool is oriented around similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as Interest income in the period the loan pays in full.

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

Real Estate

Real estate owned Property — we acquire real estate properties directly from sellers and when we foreclose on a borrower and take title to the underlying property. REO is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure. REO we expect to actively market for sale is classified as held-for-sale. REO held-for-sale is carried at the lower of its acquisition basis, or its net realizable value (estimated fair market value less expected selling costs). We estimate fair market value using a combination of BPOs, comparable sales, appraisals, and competitive market analyses provided by local realtors subject to our judgment. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income. No depreciation or amortization expense is recognized on properties held-for-sale, while holding costs are expensed as incurred. Foreclosed property that is sold to a third party at the foreclosure sale (“Third Party Sales”) is not considered REO and proceeds on these third party sales are treated as payment in satisfaction of the underlying loan. See Mortgage Loans, above.

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

Investments at fair value

Our Investments at Fair Value as of September 30, 2020 and December 31, 2019 consist of investments in senior and subordinated notes issued by joint ventures, which we form with third party institutional accredited investors. We recognize income on the debt securities using the effective interest method. Additionally, the notes are classified as available-for-sale and are carried at fair value with changes in fair value reflected in our consolidated statements of comprehensive income. We mark our investments to fair value using prices received from our financing counterparties and believe any unrealized losses on our debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in our consolidated statements of income. Risks inherent in our debt securities portfolio, affecting both the valuation of the securities as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the pandemic, and damage to or delay in realizing the value of the underlying collateral. We monitor the credit quality of the mortgage loans underlying our debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, we assess the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluate whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

Our Investments in beneficial interests as of September 30, 2020 and December 31, 2019 consist of investments in the trust certificates issued by joint ventures which we form with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. We account for our Investments in beneficial interests under CECL, as discussed under Mortgage Loans.

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

Results of Operations

For the three months ended September 30, 2020, we had net income attributable to common stockholders of $5.3 million, or $0.23 per share for basic and for diluted common shares. For the three months ended September 30, 2019, we had net income attributable to common stockholders of $7.7 million, or $0.39 per share, for basic and $0.36 for diluted common shares. Key items for the three months ended September 30, 2020 include:

•Formed joint ventures that acquired $876.1 million in UPB of mortgage loans with collateral values of $1.4 billion and retained $83.4 million of varying classes of related securities issued by the joint ventures to end the quarter with $370.9 million of investments in debt securities and beneficial interests
•Purchased 244 RPLs for $41.2 million, with UPB of $46.3 million and collateral values of $65.3 million, one NPL for $0.5 million, with UPB of $0.5 million and underlying collateral value of $0.7 million, and originated two SBCs with UPB of $1.9 million and underlying collateral values of $3.9 million, to end the quarter with $1.1 billion in net mortgage loans
•Interest income of $24.0 million; net interest income of $16.2 million, including recovery of provision for credit losses of $4.0 million as a result of better than expected loan performance and the related impact on future repayment rates
•Net income attributable to common stockholders of $5.3 million
•Basic earnings per common share ("EPS") of $0.23
•Book value per common share of $15.35 at September 30, 2020
•Taxable income of $0.11 per common share
•Collected total cash of $56.4 million, from loan payments, sales of REO and investments in debt securities and beneficial interests
•Held $135.2 million of cash and cash equivalents at September 30, 2020; average daily cash balance for the quarter was $128.6 million excluding $51.0 million of funds on deposit in a non-interest bearing account for a transaction closed September 25, 2020. Including the $51.0 million on deposit, average daily cash was $148.0 million
•At September 30, 2020, approximately 74.5% of portfolio based on UPB made at least 12 out of the last 12 payments

Our consolidated net income attributable to common stockholders decreased $2.4 million for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. Our net interest income after recovery of provision for credit losses increased to $16.2 million from $13.4 million, primarily as a result of $4.0 million in recovery from provision for credit losses on our loan and securities portfolios. The comparative reduction in net income was driven primarily by a $0.6 million mark to market decrease in earnings from our equity method investments in our Manager and Servicer, a $0.6 million decrease in rental income as a result of our deconsolidation of Gaea in November 2019 and a $1.7 million increase in other expense due to the amortization of our put option expense. Our book value decreased to $15.35 per share from $15.80 at December 31, 2019 primarily from the year-to-date effects of a net $0.9 million non-cash mark to market adjustment to the fair value of our debt securities as generally determined by marks provided by our financing counterparties.

We recorded a loss from our investments in affiliates of $25 thousand for the quarter ended September 30, 2020 compared to income of $0.6 million for the quarter ended September 30, 2019. The primary driver of the difference is the flow-through impact of a mark to market loss on shares of our stock held by our Manager and our Servicer. We account for our investments in our Manager and our Servicer using the equity method of accounting.

We recorded $0.2 million in impairments on our REO held-for-sale portfolio in real estate operating expense for the quarter ended September 30, 2020 compared to $0.7 million for the quarter ended September 30, 2019. We continue to liquidate our REO properties held-for-sale at a faster rate than we acquire properties, with seven properties sold in the third quarter while five were added to REO held-for-sale through foreclosures. Impairments for the quarter were driven primarily by additional costs of holding the properties. We expect the rate of new foreclosures to slow due to the continuing impact of COVID-19. During the quarter ended September 30, 2019 we sold 30 REO properties while adding seven through foreclosures.

Table 1: Results of Operations

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2020	2019	2020	2019
INCOME
Interest income	$23,950	$27,723	$74,941	$85,303
Interest expense	(11,727)	(14,317)	(37,855)	(45,441)
Net interest income	12,223	13,406	37,086	39,862
Provision for credit benefit/(losses)	4,007	(3)	3,226	(242)
Net interest income after provision for credit benefit/(losses)	16,230	13,403	40,312	39,620
(Loss)/income from investments in affiliates	(25)	583	(465)	1,301
Income/(loss) on sale of mortgage loans	—	109	(705)	7,123
Other income	537	1,221	1,964	3,159
Total revenue, net	16,742	15,316	41,106	51,203
EXPENSE
Related party expense – loan servicing fees	1,848	2,197	5,798	6,977
Related party expense – management fee	2,264	2,215	6,206	5,555
Loan transaction expense	(178)	52	(216)	312
Professional fees	576	446	2,113	1,942
Real estate operating expenses	173	1,216	1,273	2,889
Other expense	2,930	940	6,280	3,240
Total expense	7,613	7,066	21,454	20,915
Loss on debt extinguishment	253	—	661	182
Income before provision for income taxes	8,876	8,250	18,991	30,106
Provision for taxes (benefit)	(16)	27	(215)	136
Consolidated net income	8,892	8,223	19,206	29,970
Less: consolidated net income attributable to the non-controlling interest	1,662	532	3,493	1,922
Consolidated net income attributable to Company	7,230	7,691	15,713	28,048
Less: dividends on preferred stock	1,950	—	3,791	—
Consolidated net income attributable to common stockholders	$5,280	$7,691	$11,922	$28,048

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

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. For the three months ended September 30, 2020 and 2019 net interest income after recovery of provision for credit losses increased to $16.2 million from $13.4 million, primarily as a result of a $4.0 million recovery of provision for credit losses on our loan and securities portfolios as a result of better than expected loan performance during the quarter and the impact this has on expectations of future repayment rates. Similarly for the nine months ended September 30, 2020 and 2019 net interest income after recovery of provision for credit losses increased to $40.3 million from

$39.6 million primarily as a result of $3.5 million in recovery of provision of credit losses on our loan and securities portfolios. As a result, for the three and nine months ended September 30, 2020 we recorded recoveries of provisions for credit losses of $2.7 million and $2.1 million, respectively, on our mortgage loan portfolio and $1.3 million and $1.1 million, respectively, on our investments in securities. To date, the COVID-19 impact on cash flow extensions has not been as material as we initially expected. Comparatively during the three and nine months ended September 30, 2019 we recorded provisions for credit losses of $3 thousand and $0.2 million, respectively, on our mortgage loan portfolio and no provisions for credit losses on our investments in beneficial interests. Our accounting for credit losses during the calendar year 2020 is based on CECL, under which both increases and decreases in payment expectations are recorded in the period determined. For the comparative periods in 2019, our impairment charges were determined under ASC 310-30, under which decreases in payment expectations were recorded in the period determined while increases in payment expectations were recorded prospectively over the remaining life of the loan pool.

Our gross interest income decreased by $3.7 million to $24.0 million in the quarter ended September 30, 2020 from $27.7 million in the quarter ended September 30, 2019 primarily due to a decrease in the average balance of our mortgage loan portfolio as paydowns and payoffs exceeded loan purchases, and by decreases in the average yields on our loan portfolio based on our cash flows as of the beginning of the quarter. Similarly gross interest income decreased by $10.4 million to $74.9 million during the nine months ended September 30, 2020 from $85.3 million during the nine months ended September 30, 2019 primarily due to a decrease in the average yields on our loan portfolio.

During the third quarter of 2020, we collected $42.4 million on our loan portfolio as compared to $55.0 million for the third quarter of 2019. For the nine months ended September 30, 2020, we collected $127.6 million on our loan portfolio as compared to $149.3 million for the nine months ended September 30, 2019. The increase in cash collections from our loan portfolio in 2019 is due to higher borrower refinancing and sale of the underlying property that resulted increased loan payoffs.

Our interest expense decreased $2.6 million to $11.7 million in the quarter ended September 30, 2020 from $14.3 million in the quarter ended September 30, 2019 primarily due to a decrease in the average interest rate primarily driven by lower rates on our mortgage and bond repurchase agreements and secured borrowings. Interest expense decreased by $7.5 million to $37.9 million in the nine months ended September 30, 2020 from $45.4 million in the nine months ended September 30, 2019 also primarily due to a decrease in the average interest rate primarily driven lower rates on our mortgage and bond repurchase agreements and secured borrowings. We expect our cost of funds to continue to decrease materially in the current interest rate and credit environment.

The interest income detail for the three and nine months ended September 30, 2020 and 2019 are included in the table below ($ in thousands):

Table 2: Interest income detail

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Accretable yield recognized on RPLs, NPLs and SBC loans	$18,603	$23,869	$59,456	$75,286
Interest income on securities	5,234	3,322	15,268	8,878
Bank interest income	75	243	271	848
Other interest income/(loss)	38	289	(54)	291
Interest income	$23,950	$27,723	$74,941	$85,303
Provision for credit benefit/(losses)	4,007	(3)	3,226	(242)
Interest income after provision for credit benefit/(losses)	$27,957	$27,720	$78,167	$85,061

The average balance of our mortgage loan portfolio, investment in securities and debt outstanding for the three months ended September 30, 2020 and 2019 are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended September 30,
	2020	2019
Average mortgage loan portfolio	$1,097,046	$1,180,105
Average carrying value of debt securities and beneficial interests	$331,009	$198,320
Total average asset level debt	$1,038,406	$1,057,536

The weighted average balance of our mortgage loan portfolio was $1.1 billion for the three months ended September 30, 2020 compared to $1.2 billion for the three months ended September 30, 2019. Additionally, we collected $56.4 million in cash payments and proceeds on our mortgage loans, our REO held-for-sale and our investments in securities for the three months ended September 30, 2020 compared to collections of $69.7 million for the three months ended September 30, 2019.

Gain (loss) on sale of mortgage loans

We sold no mortgage loans during the three months ended September 30, 2020. During the nine months ended September 30, 2020 we sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million. Comparatively during the three and nine months ended September 30, 2019, we sold three and 965 loans respectively with a carrying value of $1.9 million and $178.8 million, respectively, and UPB of $2.0 million and $202.1 million, respectively, for a gain of $0.1 million and $7.1 million, respectively.

Other Income

Other income decreased for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 due to decreased rental income from the impact on our rental portfolio of our Gaea capital raise in November 2019 and lower income from the federal government's Home Affordable Modification Program ("HAMP") as more loans reached the five-year threshold and no additional fees are earned. This was partially offset by the increased gain on sale of securities issued by certain joint ventures. For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 decreases were also offset by increased net gain on sale of property held-for-sale. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Late fee income	$177	$158	$525	$603
Net gain on sale of Property held-for-sale	150	279	957	400
Gain on sale of securities	145	—	145	8
HAMP fees	59	206	311	717
Rental Income	6	578	26	1,431
Total Other Income	$537	$1,221	$1,964	$3,159

Expenses

Total expenses increased for the three and nine months ended September 30, 2020 over the comparable period in 2019 due to an increase in other expense as a result of our put option amortization expense and an increase in management fees driven by an increase in our capital base as a result of our private placements of preferred stock and warrants completed during the second quarter of 2020. This was partially offset by lower real estate operating expense due to our deconsolidation of Gaea in November 2019 as well as lower REO impairments. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Other expense	$2,930	$940	$6,280	$3,240
Related party expense - management fee	2,264	2,215	6,206	5,555
Related party expense – loan servicing fees	1,848	2,197	5,798	6,977
Professional fees	576	446	2,113	1,942
Real estate operating expenses	173	1,216	1,273	2,889
Loan transaction expense	(178)	52	(216)	312
Total expenses	$7,613	$7,066	$21,454	$20,915

Other expense increased for the three and nine months ended September 30, 2020 over the comparable period in 2019 primarily due to the amortization of our put option expense offset by lower travel expense. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended September 30,		Nine months ended September 30,
	2020	2019(1)	2020	2019(1)
Amortization of put option liability	$1,734	$—	$2,956	$—
Insurance	238	181	606	499
Borrowing related expenses	227	132	615	466
Taxes and regulatory expense	198	110	395	374
Employee and service provider share grants	187	207	535	676
Directors' fees and grants	104	109	322	315
Other expense	104	87	290	186
Software licenses and amortization	90	60	224	167
Internal audit services	35	50	107	149
Lien release non due diligence	13	(34)	104	181
Travel, meals, entertainment	—	38	126	227
Total Other expense	$2,930	$940	$6,280	$3,240

(1)Includes reclass of other expense to lien release non due diligence.

Equity and Net Book Value per Share

Our net book value per common share was $15.35 and $15.80 at September 30, 2020 and December 31, 2019, respectively. The decrease in book value was driven primarily by the reduction in common equity that resulted from net fair value adjustments of $0.9 million taken on our portfolio of debt securities recorded to Other comprehensive income since December 31, 2019. While GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, the subtraction of non-controlling interests and preferred shares classified in equity, and shares for Manager and director fees that were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	September 30, 2020	December 31, 2019
Outstanding shares	23,034,443	22,142,143
Adjustments for:
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	4,116	2,600
Conversion of convertible senior notes into shares of common stock	7,834,299	8,270,208
Total adjusted shares outstanding	30,872,858	30,414,951

Equity at period end	$506,346	$384,084
Net increase in equity from expected conversion of convertible senior notes	110,250	120,669
Adjustment for equity due to preferred shares	(115,144)	—
Adjustment for equity due to non-controlling interests	(27,468)	(24,257)
Adjusted equity	$473,984	$480,496
Book value per share	$15.35	$15.80

Table 8: Fair Value Balance Sheet

The table below presents a summarized version of our GAAP balance sheets as compared to a summarized balance sheets presented at our estimates of fair values. While GAAP does not specifically define the parameters for the presentation of a fair value balance sheet, we believe the presentation is representative of our fair value, and our Manager believes this presentation is a valuable metric for evaluating our business below ($ in thousands):

	September 30, 2020			December 31, 2019
	GAAP	Adjustments for fair value	Fair Value	GAAP	Adjustments for fair value	Fair Value
ASSETS
Cash and Cash held in trust	$135,379	$—	$135,379	$64,363	$—	$64,363
Mortgage loans, net	1,102,360	101,360	1,203,720	1,151,469	108,916	1,260,385
Investments in debt securities and beneficial interests	370,896	—	370,896	289,639	—	289,639
Investments in affiliates, real property and other assets	58,339	10,832	69,171	71,370	6,262	77,632
Total Assets	$1,666,974	$112,192	$1,779,166	$1,576,841	$115,178	$1,692,019
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net	$614,214	$(1,115)	$613,099	$652,747	$5,171	$657,918
Borrowings under repurchase agreements	415,419	—	415,419	414,114	—	414,114
Convertible senior notes, net	109,710	(1,665)	108,045	118,784	13,389	132,173
Other liabilities	21,285	—	21,285	7,112	—	7,112
Total Liabilities	1,160,628	(2,780)	1,157,848	1,192,757	18,560	1,211,317
Equity:
Total Equity	506,346	114,972	621,318	384,084	96,618	480,702
Total Liabilities and Equity	$1,666,974	$112,192	$1,779,166	$1,576,841	$115,178	$1,692,019

The adjustments for fair value for our mortgage loans are determined using our Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loans or securities.

The fair values of our investments in affiliates are determined using methodologies appropriate to each affiliate. Our investment in the Manager is valued by applying an earnings multiple to net income. Our investment in AS Ajax E LLC is valued using estimates provided by financing counterparties. The fair value of our investment in GAFS is presented by applying an earnings multiple to expected earnings. Our investments in Gaea and the legacy entities are presented as the carrying value due to the recent nature of the acquisition transactions.

The fair value of secured borrowings is estimated using estimates provided by our financing counterparties, which are compared for reasonableness to the Manager’s proprietary pricing model, which estimates expected cash flows of the underlying mortgage loans collateralizing the debt, and which drive the cash flows used to make interest payments.

The fair value of our convertible senior notes is determined from the NYSE closing price of such notes on the balance sheet date.

Mortgage Loan Portfolio

For the three and nine months ended September 30, 2020, we acquired 244 and 270 RPLs with an aggregate acquisition price of $41.2 million and $42.4 million, respectively, representing 88.9% and 87.8% of UPB, respectively. Comparatively, for the three and nine months ended September 30, 2019, we acquired five and 539 RPLs with an aggregate acquisition price of $0.4 million and $98.3 million, respectively, representing 81.9% and 85.1%of UPB, respectively. We acquired one and two NPL loans for the three and nine months ended September 30, 2020 with an aggregate acquisition price of $0.5 million and $0.7 million, respectively, representing 90.0% and 87.4% of UPB, respectively. Comparatively, during the three and nine months ended September 30, 2019 we acquired no NPLs.

For the three and nine months ended September 30, 2020, we originated two SBC loans with UPB of $1.9 million that represents 48.2% of the underlying collateral value of $3.9 million. Comparatively, for the three months ended September 30, 2019 we originated no SBC loans, however, during the nine months ended September 30, 2019, we originated 21 SBC loans with UPB of $18.4 million that represented 57.1% of the underlying collateral value of $32.3 million. We ended the period with $1.1 billion of mortgage loans with an aggregate UPB of $1.2 billion as of September 30, 2020 and $1.2 billion of mortgage loans with an aggregate UPB of $1.3 billion as of September 30, 2019.

The following table shows loan portfolio acquisitions that includes paid in full loans after acquisition but before boarding by the Servicer, for the three and nine months ended September 30, 2020, and 2019 ($ in thousands):

Table 9: Loan Portfolio Acquisitions

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
RPLs
Count	244	5	270	539
UPB	$46,291	$508	$48,243	$115,562
Purchase price	$41,170	$416	$42,375	$98,315
Purchase price % of UPB	88.9%	81.9%	87.8%	85.1%
NPLs
Count	1	—	2	—
UPB	$520	$—	$747	$—
Purchase price	$468	$—	$653	$—
Purchase price % of UPB	90.0%	—%	87.4%	—%

Table 10: Commercial loans non-pooled

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Commercial loans non-pooled
Count	2	—	2	21
UPB	$1,859	$—	$1,859	$18,440
Undrawn UPB at acquisition	$214	$—	$214	$1,277
Issue price % of collateral value	47.1%	—%	47.1%	57.1%

During the three and nine months ended September 30, 2020, 119 and 382 mortgage loans, respectively, representing 2.0% and 8.3% of our ending UPB, respectively, were liquidated. Comparatively, during the three and nine months ended September 30, 2019, 154 and 1,427 mortgage loans, respectively, representing 2.8% and 21.8% of our ending UPB, respectively, were liquidated, including conversions to REO property. Our loan portfolio activity for the three and nine months ended September 30, 2020 and 2019 is presented below ($ in thousands):

Table 11: Loan Portfolio Activity

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Beginning carrying value	$1,080,617	$1,198,140	$1,151,469	$1,310,873
RPL, NPL and SBC pool portfolio acquisitions, net cost basis	41,638	416	41,823	98,315
Other non-pooled portfolio acquisitions, net cost basis	1,817	—	3,023	18,449
Draws on SBC loans	—	344	—	735
Accretion recognized	18,544	23,271	58,984	73,903
Payments received on PCD loans, net	(42,333)	(53,424)	(122,094)	(144,799)
Principal payments received on non-PCD loans, net	(33)	(1,087)	(5,370)	(2,842)
Reclassifications to REO	(603)	(849)	(1,515)	(10,675)
Sale of mortgage loans	—	(1,889)	(26,111)	(178,777)
Provision for credit benefit/(losses) on mortgage loans	2,705	(3)	2,108	(242)
Other	8	(5)	43	(26)
Ending carrying value	$1,102,360	$1,164,914	$1,102,360	$1,164,914

Table 12: Portfolio Composition

As of September 30, 2020 and December 31, 2019, our portfolios consisted of the following ($ in thousands):

September 30, 2020(1,2)		December 31, 2019(1,2)
No. of Loans	6,076	No. of Loans	6,184
Total UPB	$1,198,286	Total UPB	$1,268,126
Interest-Bearing Balance	$1,120,349	Interest-Bearing Balance	$1,190,917
Deferred Balance(3)	$77,937	Deferred Balance(3)	$77,209
Market Value of Collateral(4)	$1,898,221	Market Value of Collateral(4)	$1,783,856
Price/Total UPB(5)	82.5%	Price/Total UPB(5)	82.9%
Price/Market Value of Collateral	55.4%	Price/Market Value of Collateral	61.9%
Weighted Average Coupon	4.50%	Weighted Average Coupon	4.55%
Weighted Average LTV(6)	74.6%	Weighted Average LTV(6)	83.5%
Weighted Average Remaining Term (months)	299	Weighted Average Remaining Term (months)	311
No. of first liens	6,019	No. of first liens	6,124
No. of second liens	57	No. of second liens	60
No. of Rental Properties	6	No. of Rental Properties	10
Capital Invested in Rental Properties	$710	Capital Invested in Rental Properties	$1,591
RPLs	96.9%	RPLs	95.3%
NPLs	2.6%	NPLs	2.7%
SBC loans	0.5%	SBC loans	2.0%
No. of Other REO	34	No. of Other REO	58
Market Value of Other REO(7)	$6,674	Market Value of Other REO(7)	$13,987
Carrying value of debt securities and beneficial interests in trusts	$376,377	Carrying value of debt securities and beneficial interests in trusts	$288,362
Loans with 12 for 12 payments as an approximate percentage of UPB (8)	74.5%	Loans with 12 for 12 payments as an approximate percentage of UPB (8)	76.0%
Loans with 24 for 24 payments as an approximate percentage of UPB (9)	67.8%	Loans with 24 for 24 payments as an approximate percentage of UPB (9)	64.0%

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
(4)As of date of acquisition.
(5)At September 30, 2020 and December 31, 2019, our loan portfolio consists of fixed rate (52.8% of UPB), ARM (8.7% of UPB) and Hybrid ARM (38.5% of UPB); and fixed rate (52.8% of UPB), ARM (9.5% of UPB) and Hybrid ARM (37.7% of UPB), respectively.
(6)UPB as of September 30, 2020 and December 31, 2019, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 13: Portfolio Characteristics

The following tables present certain characteristics of our mortgage loans by year of origination as of September 30, 2020 and December 31, 2019, respectively ($ in thousands):

Portfolio at September 30, 2020

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	626	3,503	1,947
Unpaid principal balance	$129,832	$793,792	$274,662
Mortgage loan portfolio by year of origination	10.8%	66.3%	22.9%
Loan Attributes:
Weighted average loan age (months)	106.7	163.7	202.7
Weighted Average loan-to-value	72.4%	79.1%	64.5%
Delinquency Performance:
Current	64.0%	64.3%	63.3%
30 days delinquent	5.5%	7.5%	8.3%
60 days delinquent	4.4%	5.1%	6.6%
90+ days delinquent	21.5%	18.1%	17.8%
Foreclosure	4.6%	5.0%	4.0%

Portfolio at December 31, 2019

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	625	3,576	1,983
Unpaid principal balance	$153,923	$826,684	$287,519
Mortgage loan portfolio by year of origination	12.1%	65.2%	22.7%
Loan Attributes:
Weighted average loan age (months)	88.0	154.5	193.3
Weighted Average loan-to-value	72.7%	81.2%	66.5%
Delinquency Performance:
Current	61.9%	56.9%	58.8%
30 days delinquent	9.5%	13.0%	12.6%
60 days delinquent	6.5%	8.4%	8.2%
90+ days delinquent	20.5%	17.3%	17.3%
Foreclosure	1.6%	4.4%	3.1%

Table 14: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at September 30, 2020 and December 31, 2019 ($ in thousands):

September 30, 2020						December 31, 2019
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	950	$326,742	27.3%	$564,068	29.7%	CA	1,010	$370,838	29.2%	$564,169	31.6%
FL	658	112,475	9.4%	175,325	9.3%	FL	689	119,728	9.4%	156,967	8.8%
NY	336	104,891	8.8%	176,370	9.3%	NY	331	105,853	8.3%	161,646	9.1%
NJ	292	66,575	5.6%	88,212	4.7%	NJ	290	66,762	5.3%	80,472	4.5%
MD	252	61,579	5.2%	77,798	4.1%	MD	257	63,349	5.0%	74,027	4.2%
GA	352	46,128	3.8%	69,528	3.7%	GA	363	48,969	3.9%	62,960	3.5%
VA	204	43,377	3.6%	61,020	3.2%	VA	206	44,193	3.5%	57,678	3.2%
IL	226	41,880	3.5%	53,305	2.8%	IL	228	42,962	3.4%	49,586	2.8%
TX	409	39,918	3.3%	77,805	4.1%	TX	399	39,689	3.1%	69,874	3.9%
MA	174	35,108	2.9%	57,901	3.1%	MA	181	37,596	3.0%	53,785	3.0%
NC	248	34,149	2.8%	52,408	2.8%	NC	240	31,402	2.5%	42,977	2.4%
AZ	151	25,587	2.2%	41,646	2.2%	WA	114	28,489	2.2%	43,372	2.4%
WA	103	25,061	2.1%	43,931	2.3%	AZ	154	26,321	2.1%	34,277	1.9%
PA	187	21,831	1.8%	30,877	1.6%	NV	107	21,384	1.7%	27,540	1.5%
NV	101	19,177	1.6%	30,732	1.6%	PA	180	20,978	1.7%	26,936	1.5%
SC	130	14,357	1.2%	21,645	1.1%	SC	129	15,282	1.2%	21,263	1.2%
MI	99	13,736	1.1%	23,422	1.2%	MI	98	14,339	1.1%	21,876	1.2%
OH	112	13,267	1.1%	17,598	0.9%	OH	110	13,515	1.1%	15,451	0.9%
CT	74	12,625	1.1%	16,349	0.9%	OR	66	12,991	1.0%	19,519	1.1%
OR	63	12,457	1.1%	21,682	1.1%	CT	72	12,594	1.0%	15,832	0.9%
TN	114	11,857	1.0%	21,146	1.1%	TN	115	12,566	1.0%	19,203	1.1%
CO	55	10,873	0.9%	22,731	1.2%	CO	63	12,368	1.0%	22,471	1.3%
MO	78	9,772	0.8%	12,805	0.7%	MN	54	10,200	0.8%	12,753	0.7%
MN	51	9,392	0.8%	13,210	0.7%	MO	80	10,003	0.8%	12,427	0.7%
IN	99	9,344	0.8%	14,128	0.7%	IN	100	9,521	0.8%	12,545	0.7%
LA	76	7,721	0.7%	11,764	0.6%	UT	52	8,923	0.7%	13,957	0.8%
HI	18	7,477	0.6%	10,597	0.6%	LA	74	7,585	0.6%	11,389	0.6%
UT	47	7,473	0.6%	15,358	0.8%	HI	17	7,229	0.6%	10,093	0.6%
DE	34	6,538	0.5%	7,780	0.4%	DE	33	6,566	0.5%	7,626	0.4%
DC	17	5,153	0.4%	7,932	0.4%	WI	37	4,772	0.4%	5,827	0.3%
WI	39	5,008	0.4%	6,598	0.4%	DC	16	4,542	0.4%	6,368	0.4%
NM	30	4,465	0.4%	6,064	0.3%	NM	30	4,525	0.4%	5,407	0.3%
KY	35	3,939	0.3%	5,650	0.3%	KY	34	3,969	0.3%	5,213	0.3%
AL	44	3,694	0.3%	4,804	0.3%	AL	43	3,569	0.3%	4,480	0.3%
NH	18	3,237	0.3%	4,901	0.3%	RI	15	3,232	0.3%	4,188	0.2%
RI	14	3,098	0.3%	4,343	0.2%	NH	17	3,016	0.2%	4,290	0.3%
OK	30	2,712	0.2%	4,147	0.2%	OK	30	2,631	0.2%	3,948	0.2%
MS	28	2,378	0.2%	3,344	0.2%	MS	25	2,389	0.2%	3,062	0.2%
IA	19	2,033	0.2%	2,662	0.1%	ID	14	1,723	0.1%	2,755	0.2%
ME	11	1,537	0.1%	1,923	0.1%	IA	16	1,599	0.1%	2,011	0.1%
ID	12	1,525	0.1%	2,846	0.2%	WV	17	1,595	0.1%	2,208	0.1%
AR	20	1,457	0.1%	1,987	0.1%	ME	11	1,564	0.1%	1,829	0.1%
KS	19	1,394	0.1%	2,809	0.2%	KS	18	1,391	0.1%	2,435	0.1%
WV	17	1,269	0.1%	1,784	0.1%	AR	18	1,318	0.1%	1,777	0.1%
MT	6	809	0.1%	1,289	0.1%	NE	6	702	0.1%	836	0.1%
SD	4	543	0.1%	852	—%	MT	5	697	0.1%	1,005	0.1%
NE	4	531	0.1%	599	—%	PR	6	546	—%	838	0.1%
PR	5	524	—%	605	—%	WY	4	519	—%	593	—%
WY	4	512	—%	573	—%	SD	3	509	—%	678	—%
VT	2	454	—%	505	—%	VT	2	467	—%	470	—%
ND	3	397	—%	474	—%	ND	3	403	—%	595	—%
AK	2	250	—%	389	—%	AK	2	253	—%	372	—%
	6,076	$1,198,286	100.0%	$1,898,221	100.0%		6,184	$1,268,126	100.0%	$1,783,856	100.0%

(1)As of date of acquisition.

Table 15: Debt Securities and Beneficial Interest Acquisitions

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Class A securities
UPB	$67,076	$36,220	$116,952	$93,808
Purchase price	$65,956	$36,100	$115,558	$93,554
Purchase price % of UPB	98.3%	99.7%	98.8%	99.7%
Class B securities
UPB	$5,267	$3,381	$9,923	$12,816
Purchase price	$5,194	$3,360	$9,817	$12,612
Purchase price % of UPB	98.6%	99.4%	98.9%	98.4%
Beneficial interests
Purchase price	$12,225	$3,943	$19,307	$21,386

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

As of September 30, 2020 and December 31, 2019, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, beneficial interests and rental properties. We also held approximately $135.2 million of cash and cash equivalents, an increase of $70.9 million from our balance of $64.3 million at December 31, 2019. Our average daily cash balance during the quarter was $128.6 million, an increase of $62.5 million from our average daily cash balance of $66.1 million during the three months ended December 31, 2019.

Our collections of principal and interest payments on mortgage loans and securities, payoffs of mortgage loans and proceeds on the sale of our property held-for-sale and sale of debt securities held as investments were $176.6 million and $192.8 million for the nine months ended September 30, 2020 and 2019, respectively. We currently expect the pace of loan prepayments to slow due to the pandemic.

Our operating cash outflows, including the effect of restricted cash, for the nine months ended September 30, 2020 and 2019 were $6.1 million and $11.0 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $36.2 million and $43.6 million for the nine months ended September 30, 2020 and 2019, respectively. Non-cash interest income accretion was $22.8 million and $30.3 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 we recognized a loss of $0.7 million from the sale of 26 mortgage loans to Gaea, an affiliated entity. During the nine months ended September 30, 2019 we recognized a gain of $7.1 million from the sale of 965 loans to a related party joint venture, Ajax Mortgage Loan Trust 2019-C ("2019-C").

Though the ownership of mortgage loans and other real estate assets is our business, GAAP requires that operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be Investing activities under GAAP, and the cash flows from these activities are included in the investing section of our consolidated statements of cash flows. We expect that the impact of the COVID-19 outbreak will put pressure on our cash flow from operations as we enter into loan modifications on certain of our loans permitting interest payments to be deferred.

For the nine months ended September 30, 2020 our investing cash inflow of $14.1 million was primarily driven by principal payments on and payoffs of our mortgage loan portfolio of $91.2 million, principal payments on and payoffs of our debt securities and beneficial interests of $37.9 million, the sale of $38.9 million of debt securities held as investments and the sale of mortgage loans to Gaea in the amount of $25.4 million, offset by purchases of debt securities and beneficial interests of $144.7 million and acquisitions of mortgage loans of $44.8 million. For the nine months ended September 30, 2019 our investing cash inflow of $108.0 million was primarily driven by the sale of mortgage loans to our 2019-C securitization of $186.1 million and principal payments on and payoffs of our mortgage loan portfolio of $104.0 million, principal payments on and payoffs on debt securities and beneficial interests held as investments of $31.3 million, and the sale of $39.6 million of debt securities held as investments, offset by purchases of debt securities and beneficial interests of $127.6 million and acquisitions of mortgage loans of $116.8 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the nine months ended September 30, 2020, we had net financing cash inflows of $62.9 million primarily driven by our issuance of preferred stock and warrants, net of any offering costs, for $125.0 million in a series of private placements to institutional accredited investors. Financing cash flows were also impacted by additional borrowing through repurchase transactions of $270.0 million and secured debt of $114.5 million, offset by repayments of $268.7 million on repurchase transaction and pay downs of existing debt obligations of $153.9 million on secured debt. For the nine months ended September 30, 2019, we had net cash outflows from financing activities of $94.2 million from our pay down of existing debt obligations, primarily driven by repayments of $298.9 million on repurchase transactions and $135.7 million on secured debt, and partially offset by additional borrowing through our repurchase agreements of $198.2 million. For the nine months ended September 30, 2020 and 2019 we paid $11.8 million and $20.2 million, respectively, in combined dividends and distributions.

Financing Activities — Equity offerings

During the nine months ended September 30, 2020, we issued an aggregate of $130.0 million of preferred stock and warrants to institutional accredited investors in a series of private placements. We issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to us at a specified put price on or after July 6, 2023. Under GAAP, we are required to allocate the proceeds between the relative fair values of the Preferred stock and warrants. The initial allocation of the proceeds, net of all offering costs, resulted in the Preferred series A shares receiving an allocation of $51.1 million, the Preferred series B shares receiving an allocation of $64.0 million and the warrants an allocation of $9.5 million. We mark the obligation for the warrants and future put liability to market though earnings. We expect to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with our investment strategy.

During the nine months ended September 30, 2020, we did not sell any shares of common stock under our at the market program which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From inception (January 30, 2014) to September 30, 2020, we have completed 16 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See Table 19: Investments in joint ventures), through securitization trusts pursuant to Rule 144A under the Securities Act, six of which were outstanding at September 30, 2020. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our Ajax Mortgage Loan Trusts 2017-D ("2017-D") secured borrowings, from which we sold a 50% interest in the Class A notes and a 50% interest in the residual equity to third parties and 2018-C secured borrowings, from which we sold a 95% interest in the Class A notes and 37% in the Class B and trust certificates, we have retained the subordinate notes and the applicable trust certificates from the other six secured borrowings outstanding at September 30, 2020.

For all of our secured borrowings the Class A notes are senior, sequential pay, fixed rate notes, and with the exception of 2017-D and 2018-C as noted above, the Class B notes are subordinate, sequential pay, fixed rate notes with the exception of 2019-D, 2019-F and 2020-B which are subordinate, sequential pay, fixed rate notes for Class B-1 and variable rate notes for Class B-2 and Class B-3. The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust. The Class M notes issued under 2017-B, 2019-D, 2019-F and 2020-B are also mezzanine, sequential pay, fixed rate notes.

For all of our secured borrowings, except 2017-B, 2019-D, 2019-F and 2020-B, which contains no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis point step up is triggered, an additional 100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at September 30, 2020 at their respective cutoff dates:

Table 16: Secured Borrowings

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2017-B/ December 2017	None	Class A notes due 2056	$115.8 million	3.16%
	None	Class M-1 notes due 2056(3)	$9.7 million	3.50%
	None	Class M-2 notes due 2056(3)	$9.5 million	3.50%
	None	Class B-1 notes due 2056(1)	$9.0 million	3.75%
	None	Class B-2 notes due 2056(1)	$7.5 million	3.75%
		Trust certificates(2)	$14.3 million	—%
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(4)	$177.8 million	3.75%
	None	Class B certificates(4)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Ajax Mortgage Loan Trust 2018-C/ September 2018	October 25, 2021	Class A notes due 2065(5)	$170.5 million	4.36%
	April 25, 2022	Class B notes due 2065(5)	$15.9 million	5.25%
		Trust certificates(5)	$40.9 million	—%
		Deferred issuance costs	$(2.0) million	—%

Ajax Mortgage Loan Trust 2019-D/ July 2019	None	Class A-1 notes due 2065	$140.4 million	2.96%
	None	Class A-2 notes due 2065	$6.1 million	3.50%
	None	Class A-3 notes due 2065	$10.1 million	3.50%
	None	Class M-1 notes due 2065(3)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(6)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(6)	$7.1 million	variable(7)
	None	Class B-3 notes due 2065(6)	$12.8 million	variable(7)
		Deferred issuance costs	$(2.7) million	—%

Ajax Mortgage Loan Trust 2019-F/ November 2019	None	Class A-1 notes due 2059	$110.1 million	2.86%
	None	Class A-2 notes due 2059	$12.5 million	3.50%
	None	Class A-3 notes due 2059	$5.1 million	3.50%
	None	Class M-1 notes due 2059(1)	$6.1 million	3.50%
	None	Class B-1 notes due 2059(6)	$11.5 million	3.50%
	None	Class B-2 notes due 2059(6)	$10.4 million	variable(7)
	None	Class B-3 notes due 2059(6)	$15.1 million	variable(7)
		Deferred issuance costs	$(1.8) million	—%

Ajax Mortgage Loan Trust 2020-B/ August 2020	None	Class A-1 notes due 2059	$97.2 million	1.70%
	None	Class A-2 notes due 2059	$17.3 million	2.86%
	None	Class M-1 notes due 2059(3)	$7.3 million	3.70%
	None	Class B-1 notes due 2059(6)	$5.9 million	3.70%
	None	Class B-2 notes due 2059(6)	$5.1 million	variable(7)
	None	Class B-3 notes due 2059(6)	$23.6 million	variable(7)
		Deferred issuance costs	$(1.8) million	—%

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

Convertible Senior Notes

On April 25, 2017, we completed the public offer and sale of $87.5 million in aggregate principal amount of our convertible senior notes (the “notes”) due 2024, with follow-on offerings of an additional $20.5 million and $15.9 million, respectively, in aggregate principal amount completed on August 18, 2017 and November 19, 2018, respectively, which, combined with the notes from our April offering form a single series of fungible securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of our common stock at a conversion rate of 1.7279 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

During the first and third quarter of 2020, we completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively.

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans, which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have four repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are the class B bonds and certificates from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

During the last two weeks of March 2020, we received margin calls from financing counterparties in the amount of $28.2 million due to the turmoil in the financial markets resulting from the COVID-19 outbreak. We ended the first quarter of 2020 with $32.4 million of cash collateral on deposit with our financing counterparties. Subsequent to March 31, 2020, our required cash collateral position has declined as security prices increased and our financing counterparties returned a portion of the cash collateral. As of September 30, 2020, we had $1.0 million of cash collateral on deposit with financing counterparties.

This cash is included in Prepaid expenses and other assets on our consolidated balance sheet at September 30, 2020 and is not netted against our Borrowings under repurchase agreements.

A summary of our outstanding repurchase transactions at September 30, 2020 and December 31, 2019 is as follows ($ in thousands):

Table 17: Repurchase Transactions by Maturity Date

			September 30, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
October 9, 2020	September 11, 2020	$35,718	$35,718	$47,661	133%	2.65%
October 13, 2020	July 13, 2020	30,754	30,754	44,160	144%	2.97%
October 20, 2020	July 24, 2020	13,857	13,857	17,813	129%	2.97%
October 30, 2020	July 31, 2020	7,762	7,762	9,702	125%	2.26%
October 30, 2020	July 31, 2020	6,795	6,795	9,537	140%	2.26%
November 13, 2020	August 13, 2020	2,735	2,735	4,428	162%	2.50%
December 1, 2020	September 1, 2020	13,533	13,533	17,720	131%	2.34%
December 1, 2020	September 1, 2020	13,056	13,056	17,017	130%	2.34%
December 1, 2020	September 1, 2020	5,474	5,474	7,215	132%	2.34%
December 1, 2020	September 1, 2020	4,068	4,068	5,307	130%	2.34%
December 1, 2020	September 1, 2020	2,934	2,934	3,866	132%	2.34%
December 1, 2020	September 1, 2020	2,332	2,332	3,360	144%	2.49%
December 1, 2020	September 1, 2020	1,132	1,132	1,607	142%	2.49%
December 17, 2020	September 17, 2020	11,351	11,351	14,619	129%	2.35%
December 17, 2020	September 17, 2020	8,878	8,878	11,678	132%	2.35%
December 17, 2020	September 17, 2020	4,110	4,110	5,405	132%	2.35%
December 17, 2020	September 17, 2020	1,110	1,110	1,687	152%	2.50%
December 24, 2020	September 24, 2020	6,876	6,876	10,024	146%	2.47%
December 24, 2020	September 24, 2020	5,145	5,145	6,796	132%	2.32%
December 24, 2020	September 24, 2020	2,646	2,646	3,442	130%	2.32%
December 28, 2020	September 16, 2020	7,306	7,306	9,532	130%	2.59%
January 5, 2021	September 28, 2020	25,044	25,044	33,970	136%	2.37%
January 5, 2021	September 28, 2020	24,423	24,423	33,105	136%	2.37%
January 6, 2021	September 28, 2020	7,697	7,697	10,299	134%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,352	134%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,222	133%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,843	133%	2.32%
July 9, 2021	July 10, 2020	250,000	43,998	71,384	162%	2.65%
September 23, 2021	September 24, 2020	400,000	101,861	161,856	159%	2.65%
Totals		$919,560	$415,419	$597,312	144%	2.56%

			December 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 3, 2020	November 26, 2019	$8,411	$8,411	$11,098	132%	3.45%
January 3, 2020	November 26, 2019	6,093	6,093	9,038	148%	3.45%
January 3, 2020	November 26, 2019	5,175	5,175	6,855	132%	3.45%
January 3, 2020	December 2, 2019	11,966	11,966	15,742	132%	3.45%
January 3, 2020	December 2, 2019	10,648	10,648	14,058	132%	3.45%
January 3, 2020	December 2, 2019	5,485	5,485	7,050	129%	3.45%
January 3, 2020	December 2, 2019	4,096	4,096	5,261	128%	3.45%
January 3, 2020	December 2, 2019	1,644	1,644	2,388	145%	3.55%
January 3, 2020	December 2, 2019	1,576	1,576	2,287	145%	3.55%
January 10, 2020	December 11, 2019	21,088	21,088	28,284	134%	3.47%
January 10, 2020	December 11, 2019	1,808	1,808	2,640	146%	3.57%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
January 21, 2020	December 20, 2019	15,718	15,718	20,623	131%	3.41%
January 21, 2020	December 20, 2019	10,305	10,305	13,521	131%	3.41%
January 21, 2020	December 20, 2019	5,840	5,840	7,324	125%	3.41%
January 21, 2020	December 20, 2019	2,784	2,784	4,050	145%	3.51%
January 28, 2020	October 30, 2019	5,318	5,318	7,464	140%	3.19%
January 28, 2020	October 30, 2019	2,520	2,520	3,381	134%	2.99%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
February 24, 2020	November 26, 2019	41,412	41,412	54,828	132%	2.92%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,423	127%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	34,591	128%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,709	127%	3.79%
June 3, 2020	December 6, 2019	6,097	6,097	7,891	129%	3.64%
June 3, 2020	December 6, 2019	4,704	4,704	6,106	130%	3.64%
June 3, 2020	December 6, 2019	3,053	3,053	4,035	132%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	December 19, 2019	13,447	13,447	18,076	134%	3.55%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 30, 2020	December 30, 2019	5,286	5,286	7,044	133%	3.57%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	July 15, 2016	250,000	28,931	57,397	198%	4.28%
September 24, 2020	September 25, 2019	400,000	116,662	164,403	141%	4.24%
Totals		$918,521	$414,114	$580,167	140%	3.77%

As of September 30, 2020, we had $415.4 million outstanding under our repurchase transactions compared to $414.1 million as of December 31, 2019. The maximum month-end balance outstanding during the three months ended September 30, 2020 was $421.5 million, compared to a maximum month-end balance for the three months ended December 31, 2019, of $438.4 million. The following table presents certain details of our repurchase transactions for the three months ended September 30, 2020 and December 31, 2019 ($ in thousands):

Table 18: Repurchase Balances

	Three months ended
	September 30, 2020	December 31, 2019
Balance at the end of period	$415,419	$414,114
Maximum month-end balance outstanding during the quarter	$421,542	$438,388
Average balance	$396,787	$422,837

The decrease in our average balance from $422.8 million for the three months ended December 31, 2019 to our average balance of $396.8 million for the three months ended September 30, 2020 was due to a net decrease in repurchase financing during the three months ended September 30, 2020, as a result of decreased investments in mortgage loans and debt securities.

As of September 30, 2020 and December 31, 2019, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, senior convertible notes and our put obligation on outstanding common stock warrants.

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

On November 5, 2020, our Board of Directors declared a cash dividend of $0.17 per share, to be paid on November 30, 2020 to stockholders of record as of November 16, 2020. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock, plus distributions on any externally-held operating partnership units, plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock, plus cash special dividends on our commons stock, plus distributions on our externally-held operating partnership units all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. During the three and nine months ended September 30, 2020, we recorded no incentive fee payable to the Manager. Comparatively, during the three and nine months ended September 30, 2019, we recorded $0.5 million and $0.7 million, respectively, for an incentive fee payable to the Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 4.43% on an annualized basis of our book value of $15.35 per share at September 30, 2020. If our taxable income increases to the levels we experienced during 2019, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related party transactions.

On March 24, 2020 we announced that we would pay our previously declared cash dividend of $0.32 per share in shares of our common stock. The value was based on the $9.14 per share closing price on the record date. As a result, on March 27, 2020, we issued 781,222 shares of our common stock in fulfillment of the dividend.

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

Table 19: Investments in joint ventures

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

A summary of our investments in joint ventures is presented below(1) ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	9.36%	$8,521	$6,222
	Trust certificates	$22,759	—%	9.36%	$2,130	$2,144

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	20.00%	$13,275	$5,405
	Trust certificates	$28,447	—%	20.00%	$5,689	$4,100

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$13,741
	Trust certificates	$20,166	—%	20.00%	$4,033	$3,915

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	5.01%	$4,313	$3,869
	Class B notes due 2058	$8,035	5.25%	20.00%	$1,607	$1,605
	Trust certificates	$20,662	—%	20.00%	$4,132	$4,130

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	5.01%	$9,018	$7,214
	Class B notes due 2058	$16,800	5.25%	20.00%	$2,520	$3,360
	Trust certificates	$43,201	—%	20.00%	$6,480	$8,252

Ajax Mortgage Loan Trust 2018-G/ December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$29,491
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—%	25.00%	$10,414	$10,585

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$17,720
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—%	20.00%	$6,134	$6,137

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$17,017
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—%	15.00%	$5,880	$5,976

Ajax Mortgage Loan Trust 2019-C/ May 2019	Class A notes due 2058	$150,037	3.95%	5.00%	$7,502	$6,340
	Class B notes due 2058	$14,003	5.25%	34.00%	$4,761	$4,761
	Trust certificates	$36,009	—%	34.00%	$12,243	$12,417

Ajax Mortgage Loan Trust 2019-E/ September 2019	Class A notes due 2059	$181,101	3.00%	6.55%	$11,862	$9,532
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—%	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$7,844
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640
	Trust certificates	$33,941	—%	20.00%	$6,788	$6,820

Ajax Mortgage Loan Trust 2019-H/ December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$14,619
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,375

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$44,160
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,428
	Trust certificates	$59,852	—%	20.00%	$11,970	$11,934

Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%	10.01%	$33,970	$33,970
	Class B notes due 2060	$21,754	5.00%	10.01%	$2,178	$2,178
	Trust certificates	$73,964	—%	10.01%	$7,404	$7,404

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%	10.01%	$33,105	$33,105
	Class B notes due 2060	$30,867	5.00%	10.01%	$3,090	$3,090
	Trust certificates	$79,373	—%	10.01%	$7,945	$7,945

(1)Table does not include our 2017-D and 2018-C securitizations with total original outstanding principal of $222.3 million and $227.3 million, respectively, as these trusts are included in our consolidated financial statements.

Table 20: Contractual Obligations

A summary of our contractual obligations as of September 30, 2020 and December 31, 2019 is as follows ($ in thousands):

September 30, 2020	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$113,350	$—	$—	$113,350	$—
Borrowings under repurchase agreements	415,419	415,419	—	—	—
Interest on convertible senior notes	31,160	8,218	16,436	6,506	—
Interest on repurchase agreements	4,609	4,609	—	—	—
Put obligation on outstanding common stock warrants	50,707	—	—	50,707	—
Total	$615,245	$428,246	$16,436	$170,563	$—

December 31, 2019	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$123,850	$—
Borrowings under repurchase agreements	414,114	414,114	—	—	—
Interest on convertible senior notes	40,780	8,979	17,958	13,843	—
Interest on repurchase agreements	5,699	5,699	—	—	—
Total	$584,443	$428,792	$17,958	$137,693	$—

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

Subsequent Events

Since quarter end we have acquired seven residential RPLs and nine residential NPLs with aggregate UPB of $3.3 million and $1.4 million, respectively, in two transactions and one transaction, respectively, from two sellers and one seller, respectively. The purchase price of the residential RPLs and NPLs equals 81.9% and 83.1%, respectively, of UPB and 66.1% and 70.0%, respectively, of the estimated market value of the underlying collateral of $4.1 million and $1.7 million, respectively.

We have also agreed to acquire, subject to due diligence, 28 residential RPLs and 71 NPLs with aggregate UPB of $3.1 million and $16.5 million, respectively, in eight transactions and two transactions, respectively, from eight sellers and two sellers, respectively. The purchase price of the residential RPLs equals 94.3% of UPB and 45.6% of the estimated market value of the underlying collateral of $6.4 million. The purchase price of the NPLs equals 87.1% of UPB and 45.8% of the estimated market value of the underlying collateral of $31.4 million. We also agreed to acquire seven SBC loans with UPB of $9.9 million. The purchase price of the SBC loans equals 102.0% of UPB and 49.6% of the estimated market value of the underlying collateral of $20.3 million.

On November 5, 2020, our Board of Directors declared a cash dividend of $0.17 per share, to be paid on November 30, 2020 to stockholders of record as of November 16, 2020.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. There have been no material changes from these previously disclosed risk factors.

Item 2. Unregistered Sales of Securities

Unregistered Sales of Equity Securities

On August 6, 2020 we issued each of our four independent directors 1,300 shares of common stock in partial payment of their quarterly director fees for the third quarter of 2020. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: November 6, 2020	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)