Form 10-K
period 2020-12-31
Great Ajax Corp.
filed 2021-03-05
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes☒ No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $197,051,291 based on the price per share of $9.20, the closing price on June 30, 2020.
As of March 3, 2021, 22,978,339 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations, ” “Business” and elsewhere in this Annual Report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

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
•changes in our business strategy;
•the impact of the global pandemic caused by the novel coronavirus (“COVID-19”) outbreak;
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

Summary Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in shares of our common stock. See the detailed Risk Factors, under Risks Related to Our Business beginning on page 15 of this document, for a more detailed discussion.

•If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations.

•A significant portion of the residential mortgage loans that we acquire are, or may become, sub-performing or non-performing loans, which could increase our risk of loss.

•The supply of re-performing, sub-performing and non-performing loans may decline over time as a result of higher credit standards for new loans and/or general economic improvement, and the prices for re-performing, sub-performing and non-performing loans may increase, which could materially and adversely affect us.

•We may be materially and adversely affected by risks affecting borrowers or the single-family rental properties in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

•Recent changes in consumer mortgage loan regulations may make it more difficult for borrowers to refinance our purchased mortgage loans.

•A significant change in delinquencies for the loans we own could adversely affect our business, financial condition and results of operations.

•Market conditions and other factors may affect our ability to securitize assets, which could increase our financing costs and adversely affect our results of operations and ability to make distributions.

•Prepayment rates can change, adversely affecting the performance of our assets and our ability to reinvest the proceeds thereof.

•The real estate assets and real estate-related assets we invest in are subject to the risks associated with real property.

•An increase in interest rates may cause a decrease in the amount of certain of our target assets that are available for acquisition, which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to generate income and pay dividends.

•The principal and interest payments on our retained mortgage-backed securities (“MBS”) are not guaranteed by any entity and, therefore, are subject to increased risks, including credit risk.

•The Servicer’s operations are heavily regulated at the U.S. federal, state and local levels and its failure to comply with applicable regulations could materially adversely affect our expenses and results of operations, and there is no assurance that we could replace the Servicer with servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms.

•The failure of the Servicer to service our assets effectively would materially and adversely affect us.

•We may incur significant costs in restoring our properties, and we may underestimate the costs or amount of time necessary to complete such restorations.

•We may change our investment strategy, investment guidelines and asset allocation without notice or stockholder consent, which may result in riskier investments. In addition, our charter provides that our board of directors may authorize us not to seek to elect to be taxed as a REIT or to revoke or otherwise terminate our REIT election without the approval of our stockholders.

•Our inability to compete effectively in a highly competitive market could adversely affect our ability to implement our business strategy, which could materially and adversely affect us.

•Our ability to make distributions to our stockholders will depend on our operating results, our financial condition and other factors and we may not be able to make regular cash distributions at a fixed rate or at all under certain circumstances.

•We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable.

•Hedging against interest rate changes and other risks may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. We operate in a highly regulated industry and continually changing U.S. federal, state and local laws and regulation could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders.

•We have conflicts of interest with our Manager, the Servicer and Aspen, and certain members of our board of directors, as well as our management team, have, or could have in the future, conflicts of interest due to their respective relationships with these entities, and such conflicts could be resolved in a manner adverse to us.

•Our board of directors has approved a very broad investment policy and guidelines for our Manager and will not review or approve each investment decision. We may change our investment policy and guidelines without stockholder consent, which may materially and adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

•Maintenance of our exclusion from regulation as an investment company under the Investment Company Act imposes significant limitations on our operations.

•Our charter generally does not permit ownership in excess of 9.8% of any class or series of our stock, and attempts to acquire our stock in excess of the stock ownership limit will be ineffective unless an exemption is granted by our board of directors. These provisions may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares of common stock.

•Uncertainty about the future of the London Interbank Offered Rate (“LIBOR”) may adversely affect our business and financial results.

•Failure to qualify as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of shares of our common stock and would substantially reduce the cash available for distribution to our stockholders.

•The taxable mortgage pool, or (“TMP”), rules may increase the taxes that we, or certain of our stockholders, may incur and may limit the manner in which we effect future securitizations.

•Failure to comply with the tax regulations with respect to GA-TRS LLC and GAJX Real Estate Corp. and any other taxable REIT subsidiary (“TRS”) that we form would jeopardize our REIT status and may result in the application of a 100% excise tax.

•Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.

Item 1.    Business

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. We also acquire and originate SBC loans. The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. We also originate SBC loans that we believe will provide an appropriate risk-adjusted total return. Additionally, we invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or through a direct acquisition. We may also target investments in NPLs either directly or with joint venture partners. NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs either directly or with joint venture partners. We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. We have elected to treat GA-TRS as a TRS under the Internal Revenue Code of 1986, as amended (the “Code”). Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

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

Our Operating Partnership, through interests in certain entities as of December 31, 2020 and December 31, 2019, holds 99.9% and 99.8%, respectively, of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. We have securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. Each such trust is considered to be a variable interest entity (“VIE”), and we have determined that we are the primary beneficiary of each such VIE and it is consolidated in the financial statements of Great Ajax Corp.

In 2018, we formed Gaea Real Estate Corp. (“Gaea”), as a wholly owned subsidiary of the Operating Partnership. We elected to treat Gaea as a TRS under the Code in 2018, and we elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings, LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties. On November 22, 2019 Gaea completed a private capital raise in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. We retained a 23.2% ownership interest in Gaea following the transaction. At December 31, 2020 we own approximately 23.0% of Gaea, and Gaea is no longer consolidated in our financial statements.

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

Strategy

We are continuing the opportunistic strategy developed by our Manager’s management team in a REIT structure that we believe provides us access to capital and allows us to compete for more significant investment opportunities in the evolving mortgage markets. This strategy enables us to generate attractive current yields and risk-adjusted total returns for our stockholders. We intend to continue to distribute substantially all of our REIT taxable income to our stockholders in accordance with applicable REIT qualification requirements. Our strategy consists of:

•constructing and owning a portfolio of residential RPLs and SBC loans at discounts to the unpaid principal balance (“UPB”) and significant discounts to underlying property values;
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

We price each loan pool we acquire on a loan-by-loan basis and focus on acquiring loans with the underlying property located in or in close proximity to urban centers where we believe that home price appreciation (“HPA”) will outpace the national market. We use proprietary models to predict probabilistic future cash flows for each loan and generate cash flow projections. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Some of the variables used are the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents. For loan pool acquisitions, we target a 5–10% return on RPLs, including SBC loans, and a 7–15% return on NPLs, without taking into account or giving effect to any borrowings, which we refer to as an unlevered return. We analyze each RPL for re-default probability, loan-to-value ratio, interest rate and structure of the loan and the likely resolution method in the event the loan stops performing. Each RPL is analyzed through both a performing and non-performing path.

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
•We believe that we are able to purchase mortgage loans at lower prices than single-family REO properties because sellers of such loans are able to avoid paying the costs typically associated with sales of real estate, whether single-

family residences or smaller commercial properties, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this motivates sellers to accept lower prices for the RPLs than they would if selling REO directly.

Our comprehensive loan and property history database and data tracking lead to a deep understanding of our markets. This understanding, coupled with our long-term relationships with loan sellers, we believe allows us to purchase loans at a discount to UPB and a significant discount to current property values. Our database contains foreclosure timelines on an individual county basis and in some instances, also on an individual judge basis. In addition to resolution timeline data, we track data by state, Metropolitan Statistical Area (“MSA”) and zip code regarding crime rates, education, electoral participation and other variables that we believe closely correlate with property values.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2020 and 2019 ($ in millions):

	As of December 31,
Our portfolio at year-end:	2020	2019
Residential RPLs	$1,057.5	$1,085.5
Residential NPLs	38.7	30.9
SBC loans	23.2	35.1
Property held-for-sale, net	7.8	13.5
Rental property, net	0.7	1.5
Investments in securities at fair value	273.8	231.7
Investment in beneficial interests	91.4	58.0
Total mortgage related assets	$1,493.1	$1,456.2

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

Investment Guidelines

All of our investment activities are conducted by our Manager on our behalf pursuant to the Amended and Restated Management Agreement with the Manager, which expires March 5, 2034 (the “Management Agreement”). Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

Our board of directors (“Board of Directors”) has adopted an investment policy designed to facilitate the management of our capital and assets and the maintenance of an investment portfolio profile that meets our objectives. The investment policy will help the Board of Directors oversee our efforts to achieve a return on assets consistent with our business objectives and to maintain adequate liquidity to meet any financial covenants and regular cash requirements.

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

Our Manager is authorized to finance our investment positions through repurchase agreements, secured debt and other financing arrangements, provided such agreements are negotiated with counterparties approved by the investment committee. Our Manager believes it is critical to structure any financing facilities to significantly limit the risk to our business from falling collateral values and margin calls. We fund many of our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked to market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. We may also hedge our interest rate exposure on our financing activities through the use of interest rate swaps, forwards, futures and options, subject to prior approval from the investment committee, though no such hedges are currently in use. We also acquire loans and other real estate assets through joint ventures.

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

We may also invest in the securities of other REITs, other entities engaged in real estate activities or securities of other issuers for the purpose of exercising control over such entities or with the intention of realizing short-term or long-term gains. We do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we would intend to divest such securities before any such registration would be required. We do not intend to underwrite securities of other issuers. We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked to market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. Our repurchase agreements include terms ranging from a maximum borrowing base of 85% of market value to 70% of purchase price, not to exceed 65% of property value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of our securitizations, our repurchase financing facility and any other outstanding indebtedness.

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

We currently do not hedge the risk associated with the mortgage loans and real estate underlying our portfolios. However, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt, subject to our maintaining compliance with the terms of the no-action letter so that we are not treated as a commodity pool operator for purposes of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See “— Operating and Regulatory Structure — Commodity Pool Operator Exemption.”

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

The Management Agreement

We have 19.8% ownership in our Manager. Under the Management Agreement, the Manager implements our business strategy and manages our business and investment activities and day-to-day operations, subject to oversight by our Board of Directors. Among other services, the Manager, directly or through affiliates, provides us with a management team and necessary administrative and support personnel. Additionally, we pay directly for services related to internal audit, a function that reports to the Audit Committee of the Board of Directors. We do not currently have any employees paid directly by us and do not expect to have any other employees that are paid directly by us in the foreseeable future. Each of our executive officers is an employee or officer, or both, of the Manager and/or the Servicer.

Under the Management Agreement, we pay both a base management fee and an incentive fee to the Manager.

The base management fee equals 1.5% of our stockholders’ equity per annum, including equity equivalents such as our convertible senior notes, and is calculated and payable quarterly in arrears. We have the option to pay the management fee between 50% to 100% cash at our discretion, and pay the remainder in shares of our common stock. For purposes of calculating the management fee, our stockholders’ equity means: the sum of (i) the net proceeds from any issuances of common stock or other equity securities we or the Operating Partnership have issued (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) our and our Operating Partnership’s (without double counting) retained earnings calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that we or our Operating Partnership pays to repurchase shares of common stock or outstanding limited partnership units of our Operating Partnership (“OP Units”) since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in our consolidated financial statements prepared in accordance with U.S. GAAP, and (C) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our consolidated financial statements.

In the event we elect to pay the Manager in shares of our common stock, the calculation to determine the number of shares of our common stock to be issued to the Manager is outlined as follows. The initial $1.0 million of the quarterly base management fee is payable 75% in cash and 25% in shares of our common stock. Any amount of the base management fee in excess of $1.0 million is payable in shares of our common stock (at our discretion) until payment is 50% in cash and 50% in shares (the “50/50 split”). Any remaining amount of the quarterly base management fee after the 50/50 split threshold is reached may be payable in equal amounts of cash and shares (at our discretion). The quantity of common stock is determined based on the average of the closing prices of its common stock on the New York Stock Exchange (“NYSE”) on the five business days preceding the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Manager has agreed to hold any shares of common stock it receives as payment of the base management fee for at least three years from the date such shares of common stock are received.

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

We would be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by us without cause, (ii) our decision not to renew the Management Agreement upon the determination of at least two-thirds of our independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of us becoming regulated as an investment company under the Investment Company Act (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by our Board of Directors), or (iv) a termination by the Manager if we default in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to twice the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.

Under the Management Agreement, we pay a quarterly base management fee based on our stockholders’ equity, including equity equivalents such as our issuance of convertible senior notes, and may be required to pay a quarterly and annual incentive management fee based on our cash distributions to our stockholders and increases in our book value. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end.

The Servicer

We are also a party to the Servicing Agreement (the “Servicing Agreement”), expiring July 8, 2029, with the Servicer. Our Servicer, Gregory, was formed by the members of our Manager’s management team to service “high-touch” assets, which are loans that require substantial and active interaction with the borrower for modification or other resolution. These loans are to less creditworthy borrowers or for properties the value of which has decreased and are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Our Servicer is licensed to service loans in all states where such license is required to conduct its business, and currently has mortgage loan origination staff who are licensed in 13 states. It also holds mortgage lending, debt collection or similar licenses in the states where such licenses are required. Our Servicer is a Freddie Mac authorized servicer, a Home Affordable Modification Program (“HAMP”) registered servicer, a Veterans Administration Servicer and has unsupervised Title II Mortgage authorization from the Federal Housing Administration (“FHA”). We own an 8.0% equity interest in the parent company of our Servicer through a TRS with warrants to acquire an additional 12.0%.

Our Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreement, including recent Consumer Financial Protection Bureau (“CFPB”) mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act. These laws and regulations cover a wide range of topics. The laws and regulations are complex and vary greatly among the states and localities. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. From time to time, the Servicer may become party to certain regulatory inquiries or proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely the Servicer’s reputation.

The Servicer receives an annual servicing fee ranging from 0.65% annually of UPB to 1.25% annually of UPB. The servicing fee is based upon the status of the loan at acquisition. Servicing fees are paid monthly. The fees do not change if an RPL becomes non-performing or vice versa. For certain of our joint ventures, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% to 0.20% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The total fees we incur for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. Servicing fees for our real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO we otherwise purchase.

We also reimburse the Servicer for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to REO properties. The total fees we incur for these services will be dependent upon the property value, previous UPB of the relevant loan, and the number of REO properties.

If the Servicing Agreement has been terminated other than for cause or the Servicer terminates the Servicing Agreement, we will be required to pay a termination fee equal to the aggregate servicing fees payable under the Servicing Agreement for the immediate preceding 12-month period.

Our Servicer services our mortgage loans, MBS, REO and other real estate assets. Our Servicer is licensed to service loans or is exempt from licensing in all states in which it does business. Our Servicer is also an approved servicer for the FHA and the Veterans Administration (“VA”). As of the date of this Annual Report, our Servicer is licensed in every state in which licensing is required for such activities.

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

Operating and Regulatory Structure

Tax Requirements

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Provided that we continue to maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to continue to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and non-U.S. taxes on our income. For example, for any business that we conduct through a TRS, the income generated by that subsidiary will be subject to U.S. federal, state and local income tax. GAJX Real Estate Corp. is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell certain REO purchased by us. GA-TRS LLC (“GA-TRS”) is a wholly owned subsidiary of our Operating Partnership that owns our 19.8% equity interest in our Manager and our 8.0% interest in the parent of our Servicer. We have elected to treat both GAJX Real Estate Corp. and GA-TRS as TRSs under the Code.

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

Commodity Pool Operator Exemption

Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator,” or (“CPO”). We have relied on no-action relief from registration from the Commodity Futures Trading Commission (“CFTC”) and filed our claim with the CFTC to perfect the use of the no-action relief from registration. In order to be exempt from registration as a CPO under the no-action relief, we must, among other non-operation requirements: (1) limit our initial margin and premiums required to establish our swap or futures positions to no more than 5% of the fair market value of our total assets; and (2) limit our net income derived annually from our swaps and futures positions that are not “qualifying hedging transactions” to less than 5% of our gross income. The need to operate within these parameters could limit the use of swaps by us below the level that we would otherwise consider optimal or may lead to the registration of our company or our directors as CPOs. See “Item 1A. Risk Factors — Risks Related to Regulatory and Legislative Actions — We may be unable to operate within the parameters that allow us to be excluded from regulation as a commodity pool operator, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.”

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

Employees

Exclusive of certain incentive stock grants, we do not currently have any employees who are paid directly by us, and, excluding incentive stock grants, do not expect to have any employees paid directly by us in the foreseeable future. Each of our executive officers is an employee or officer or both, of our Manager or of the Servicer, and they are paid by our Manager or the Servicer, as applicable. Our Manager and the Servicer share employees with other affiliates of Aspen as necessary to implement our business strategy.

Available Information

Our web address is www.greatajax.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”).

The information on our website does not constitute a part of this Annual Report and is not incorporated by reference. Our reference to the URL for our website is intended to be an inactive textual reference only.

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

In addition, as a reaction to the COVID-19 outbreak, the U.S. federal government has instituted and may continue to institute programs aimed at assisting at-risk homeowners, or reducing the number of properties going into foreclosure or going into non-performing status. Government sponsored or mandated loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans or to extend the payment terms of the loans. For example, section 4022 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), requires that for a limited period of time, and upon a request by a borrower with a federally backed mortgage loan who is experiencing a COVID-19-related financial hardship, the servicer of the borrower’s loan must grant the borrower a forbearance for up to 180 days (or longer if the borrower requests an extension). Certain states have imposed or encouraged similar forbearance programs, or may do so in the future. Extended forbearance, foreclosure timelines and eviction timelines could result in lower yields and losses on our mortgage loan and beneficial interest portfolios and losses on our REO held-for-sale. Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans. These programs, any other programs that may replace them, future legislative or regulatory actions, including possible amendments to the bankruptcy laws that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, our portfolio of RPLs and NPLs.

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

The supply of RPLs and SBC loans may decline over time as a result of higher credit standards for new loans and the prices for RPLs and SBC loans may increase, which could materially and adversely affect us.

As a result of the continuing effects of the economic crisis in 2008, there has been an increased supply of RPLs available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second-lien residential mortgage loans has dramatically declined as lenders have increased their standards of creditworthiness in originating new loans and fewer homeowners may go into NPL status on their residential mortgage loans. Lenders may continue to rely on heightened credit standards, in light of the economic effects of the COVID-19 crisis or other crises. In addition, the prices at which both residential and SBC RPLs can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a smaller supply of RPLs in the marketplace. For these reasons, along with the continuing slow rate of general improvement in the economy, the supply of RPLs that we may acquire may decline over time, which could materially and adversely affect us.

The SBC loans we expect to acquire will be subject to the ability of the commercial property owner to generate net income from operating the property as well as the increased risks of delinquency and foreclosure.

The ability of a commercial mortgage borrower to repay a SBC loan secured by an income-producing property, such as a multi-family residential and commercial mixed use retail/residential property, typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the SBC loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense, limit rents that may be charged, or that restrict eviction and replacement of nonpaying tenants, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances. In particular, the number of commercial property delinquencies and foreclosures has, and is expected to continue to, significantly increase as a result of the COVID-19 pandemic. In the event of the bankruptcy of a commercial mortgage loan borrower, the SBC loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the SBC loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a SBC loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed SBC loan.

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

The mortgage loans and other mortgage-related assets that we acquire from time to time may be subject to defaults (including re-default for RPLs), foreclosure moratoria or timeline extensions, fraud, residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, or government-mandated payment forbearances, among other factors, which could result in losses to us. Residential mortgage loans are secured by single-family residential property and, are subject to risks of delinquency and foreclosure and risks of loss. The payment of the principal and interest on the mortgage loans we acquire would not typically be guaranteed by any sponsored enterprise (“GSE”), such as Fannie Mae and Freddie Mac, or securitized through Ginnie Mae or any other governmental agency. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that can benefit senior tranches of MBS. A whole mortgage loan is directly exposed to losses resulting from nonpayment or other default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly affect the value of such mortgage. The ability of a borrower to repay a loan secured by a residential property typically depends upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of nature, terrorism, social unrest and civil disturbances, may impair a borrower’s ability to repay a mortgage loan. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on a foreclosed mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

For certain residential mortgage loans, the Dodd-Frank Act established, through amendment to the Truth in Lending Act (“TILA”), life-of-loan liability on any holder of a residential mortgage loan that takes action on the loan following default (including foreclosure). This liability is premised upon violation of the ATR Rule, as well as violation of the loan originator compensation rule. Borrower remedies, available by way of recoupment or set-off, include statutory damages and attorneys’ fees.

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

If we acquire portfolios of whole mortgage loans and other mortgage assets, the portfolio may contain some assets that we would not otherwise seek to acquire on their own. These other assets may subject us to additional risks, including impaired performance and reduce the return on our investments.

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

Our ability to sell mortgage loans into securitizations could also be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to sell assets into securitizations. Provisions of the Dodd-Frank Act have required significant revisions to the legal and regulatory framework that apply to the asset-backed securities markets and securitizations. For example, Section 15G of the Exchange Act, as modified by the Dodd-Frank Act, generally requires the issuer of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities. While Section 15G includes an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages” (as defined in the accompanying regulations), RPLs of the type that we intend to purchase and securitize generally will not qualify for this exemption. We therefore are required to retain five percent or more of the credit risk associated with the assets we securitize.

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

As a reaction to the COVID-19 pandemic, the U.S. federal government has instituted and may continue to institute programs aimed at assisting at-risk homeowners, or reducing the number of properties going into foreclosure or going into non-performing status. As a result, there is significant uncertainty regarding the timing and ability of servicers to remove delinquent borrowers from their homes, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to owners of the mortgage loans or related MBS. In addition, given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse and securitization processes, mortgage servicers may have difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits, judicial backlog and scrutiny, and government-mandated foreclosure moratoria as a result of the COVID-19 pandemic, are outside of servicers’ control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The Servicer’s failure or inability to remove delinquent borrowers from their homes in a timely manner could increase our costs, adversely affect the value of the property and mortgage loans and have a material adverse effect on our results of operations and business.

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
•economic and employment conditions that have increased foreclosure rates; and
•a concentration of high-paying employment opportunities in certain large metropolitan areas currently experiencing significant HPA is pricing homes beyond the reach of many buyers, and also forcing reductions in HPA in outlying areas.

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

Uncertainty about the future of the LIBOR may adversely affect our business and financial results.

LIBOR and other indices which are deemed "benchmarks" are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective, whereas others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. We expect that, over time, the Secured Overnight Financing Rate (“SOFR”) published by Federal Reserve Bank of New York will replace U.S. Dollar LIBOR as the principal reference rate for U.S. Dollar-denominated floating rate instruments. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. Market participants are still considering how various types of financial instruments and securitization vehicles should be modified following a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate. No assurance can be provided that these uncertainties or their resolution will not adversely affect the use, level, and volatility of SOFR, LIBOR or other interest rates or the value of SOFR-based or LIBOR-based securities, including our mortgage loans. These uncertainties or their resolution also could negatively impact our loan and other asset values, interest income, funding costs, asset-liability management strategies, and other aspects of our business and financial results.

Risks Related to Leverage and Hedging

We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable.

We use leverage to finance our investment operations and to enhance our financial returns and potentially to pay dividends. Sources of leverage may include bank credit facilities, warehouse lines of credit, structured financing arrangements (including securitizations) and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. We may use repurchase agreements to acquire certain assets, including our internally developed MBS, until we can securitize the assets. Because repurchase agreements are short-term borrowing, typically with 30- to 90-day terms (although some may have terms up to 364 days), they are more subject to volatility in interest rates and lenders willingness to extend such borrowings. We currently do not expect a majority of our borrowings to be repurchase agreements or other short-term borrowings. Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. We intend to use leverage for the primary purpose of financing acquisitions for our portfolio and not for the purpose of speculating on changes in interest rates. We do not have a targeted debt-to-equity ratio generally or for specific asset classes. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of our financing activity. Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and, as necessary, to renew or replace borrowings as they mature.

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
•the value of derivatives used for hedging is adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and downward adjustments, or “mark to market losses,” would reduce our stockholders’ equity;
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

U.S. federal, state and local governments frequently propose or enact new laws, regulations and rules related to mortgage loans, including servicing and collection of mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to Real Estate Settlement Procedures Act (“RESPA”), equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with U.S. federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, secured transactions, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. Our service providers, including the Servicer and outside foreclosure counsel retained to process foreclosures, must also comply with many of these legal requirements.

In particular, the Dodd-Frank Act resulted in a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the TILA, and the RESPA, aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements. Unpredictable events, such as the recent COVID-19 pandemic, may create economic shocks, to which federal, state, and local governments respond with new borrower and tenant rights and protections. Certain federal and state regulators continue to consider proposals to apply regulatory prudential standards to nonbank servicers, which may impact how our service providers, including the Servicer, are regulated. In addition, a new presidential administration may focus supervision and enforcement tools more aggressively on residential mortgage lenders and servicers, which could result in increased regulatory scrutiny and potentially increased penalties assessed for determinations of non-compliance with applicable requirements.

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

Our Manager’s or our Servicer’s failure to comply with these laws, regulations and rules may result in reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, restrictions on tenant evictions, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations.

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

Conflicts between us and the Servicer. The Servicing Agreement was also not negotiated at arm’s length and could contain terms that are less favorable to us than similar agreements negotiated with unaffiliated third parties. In addition, the Servicer is generally not prohibited from providing similar services to other owners of mortgage loans and real estate assets, including other affiliates of Aspen.

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

Our Management team may engage in other activities and may have interests that conflict with ours. Our Manager and members of its management team may engage in any other business or render similar or different services to others including, without limitation, the direct or indirect sponsorship or management of other investment-based accounts or commingled pools of capital, so long as its services to us are not impaired thereby; provided that it may not engage in any such business or provide such services to any other entity that invests in the asset classes in which we intend to invest so long as we have on hand an average of $25.0 million in capital available for investment over the previous two fiscal quarters or our independent directors determine that we have the ability to raise capital at or above our most recent book value. If this occurs, our Manager or members of its management team may devote a disproportionate amount of time and other resources to acquire or manage properties owned by others. In addition, Aspen has agreed, for itself and its subsidiaries, including our Servicer, to similar restrictions on their ability to compete with us. We will seek to manage any potential conflicts through provisions of our agreements with them and through oversight by independent members of our Board of Directors or general dispute resolution methods. However, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with our Manager, our Servicer and Aspen or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with unaffiliated third parties.

We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer through GA-TRS, with warrants to purchase an additional equity interest in GAFS. As of March 3, 2021, two of our larger stockholders, Flexpoint Great Ajax Holdings LLC (“Flexpoint REIT Investor”) an affiliate of an investment fund managed by Flexpoint Ford LLC, and investors consisting of an investment fund for which Wellington Management Company LLP is the investment adviser and one or more other investment advisory clients of Wellington Management Company LLP (collectively, the “Wellington Investors”) own 4.29% and 17.14%, respectively, of our outstanding common stock. In addition, Flexpoint REIT Investor and one of the Wellington Investors each own 26.73% of our Manager, and 9.03% of Great Ajax FS LLC (“GAFS”), the parent of the Servicer, with warrants to purchase an additional equity interest in GAFS. Mr. Mendelsohn controls 50% of the manager of Aspen, which owns a 26.73% investment in our Manager and a 73.94% interest in GAFS, and has certain economic and/or management rights with respect to approximately 9.22% of the interests in Aspen. Furthermore, each of our executive officers is an executive officer of our Manager or the Servicer or both and has interests in our relationship with them that may be different from the interests of our stockholders. In particular, these individuals, other than the chief financial officer, have a direct interest in the financial success of our Manager or the Servicer, which may encourage these individuals to support strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and our Manager, our Servicer, Aspen or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence — Agreements with Anchor Investors.”

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

Under the Servicing Agreement, the Servicer provides us with critically important services, including, among many others, the servicing of our whole mortgage loans, including the mortgage loans underlying our MBS, loan modification services, assisted deed-in-lieu of foreclosure services, assisted deed-for-lease services and other loss mitigation services with respect to our mortgage loans and property management, leasing management and renovation management services with respect to our real property assets and assistance in finding third party financing for such properties. The Servicing Agreement has an initial term of 15 years, expiring July 8, 2029. We may not terminate the Servicing Agreement except for cause or if we terminate the Management Agreement for cause, the Servicer may terminate the Servicing Agreement without cause by providing written notice to us no later than 180 days prior to December 31 of any year, and the Servicing Agreement will terminate effective on the December 31 next following the delivery of such notice. The Servicing Agreement also provides that the Servicer may terminate the agreement within 180 days after receiving notice that the Management Agreement has terminated, without any termination payment by us if the Management Agreement has been terminated for cause. If the Management Agreement has been terminated other than for cause and the Servicer terminates the Servicing Agreement, we will be required to pay a significant termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. Upon any termination of the Servicing Agreement, it may be difficult for us to secure suitable replacements or we may secure alternative servicers with less effective servicing platforms or at greater expense. In addition, the Servicer has no liability to us for its negligence in performing services for us under the Servicing Agreement, unless that negligence rises to the level of gross negligence or willful misconduct. The material terms of the Servicing Agreement are further described in “Item 1. Business — The Servicer.” The Servicing Agreement was not negotiated at arm’s length; accordingly, it may contain terms that are less favorable to us than agreements negotiated with one or more unaffiliated third parties might contain.

Failure of our Servicer to effectively perform its obligations under the Servicing Agreement could materially and adversely affect us.

We are contractually obligated to service the residential mortgage loans that we acquire and we must operate or provide for the operation of the real estate assets we will own. We do not have any employees, a servicing platform, licenses or technical resources necessary to service our acquired loans. Consequently, we have engaged our Servicer to service our mortgage loans and other real estate assets. If for any reason our Servicer is unable to service these loans or real estate assets at the level and/or the cost that we anticipate, or if we fail to pay our Servicer or otherwise default under the Servicing Agreement, and our Servicer ceases to act as our servicer, alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect our Manager’s performance under the Management Agreement and our business and results of operations. Our Servicer’s failure to perform the services under the Servicing Agreement would have a material adverse effect on us. Currently, we are our Servicer’s largest customer.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive offices are shared with our Manager and our Servicer and are located in 13190 SW 68th Parkway, Suite 201 Tigard, OR 97223. The lease for these premises expires on July 31, 2030; we are not responsible for any lease costs.

Item 3.    Legal Proceedings

Neither we nor any of our subsidiaries are party to nor is any of our property the subject of any material pending legal or regulatory proceedings. We and our affiliates may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock have been listed on the NYSE since February 13, 2015 under the symbol “AJX.”

Holders

As of March 3, 2021, there were 173 common stockholders of record.

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

Performance Graph

The following graph shows the cumulative total shareholder return at market close on February 13, 2015 (the first day of trading of our common stock) through December 31, 2020 for (1) our common stock ("AJX"), (2) the Russell 2000 and (3) the FTSE NAREIT Mortgage REIT index (“FNMR”). The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on February 13, 2015, the first day on which our shares were listed on the NYSE, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For the years ended December 31, 2020 and December 31, 2019, we repurchased 48,464 and no shares, respectively, of our common stock through open market transactions. Additionally, for the years ended December 31, 2020 and December 31, 2019, we received 25,531 and 12,971 shares, respectively, of our own common stock in settlement of earnings distributions from our investment in our Manager.

Unregistered Sales of Securities

In private placement transactions in 2020 pursuant to Section 4(a)(2) of the Securities Act, we issued our four independent directors an aggregate of 15,384 shares of our common stock in payment of part of their quarterly director fees for 2020 and the fourth quarter of 2019.

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, from which it is derived. The selected condensed consolidated statements of income data for the years ended December 31, 2020, 2019 and 2018, as well as the selected condensed consolidated balance sheet data as of December 31, 2020 and 2019 are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The condensed consolidated statements of income data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheets data at December 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements that are not included in this Report. The historical results presented below are not necessarily indicative of future results of operations.

	For the year ended December 31,
Statements of Income ($ in thousands except per share data)	2020	2019	2018	2017	2016
INCOME
Interest income	$100,071	$112,416	$108,181	$91,424	$70,688
Interest expense	(48,692)	(59,325)	(53,335)	(39,101)	(25,573)
Net interest income	51,379	53,091	54,846	52,323	45,115
Provision for credit benefit/(losses)	10,820	(803)	(1,164)	—	—
Net interest income after provision for credit benefit/(losses)	62,199	52,288	53,682	52,323	45,115
(Loss)/income from investment in affiliates	(155)	1,332	762	707	558
(Loss)/income on sale of mortgage loans(1)	(705)	7,123	—	—	143
Other income	2,272	4,176	3,720	1,765	881
Total revenue, net	63,611	64,919	58,164	54,795	46,697
EXPENSE
Related party expense – loan servicing fees	7,678	9,133	10,148	8,245	6,083
Related party expense – management fee	8,456	7,356	6,025	5,340	3,949
Other fees and expenses	13,333	10,788	9,754	9,794	7,191
Total expense	29,467	27,277	25,927	23,379	17,223
Loss on debt extinguishment	661	429	836	1,131	565
Income before provision for income taxes	33,483	37,213	31,401	30,285	28,909
Provision for income taxes (benefit)	(125)	124	64	131	35
Consolidated net income	33,608	37,089	31,337	30,154	28,874
Less: consolidated net income attributable to the non-controlling interest	5,112	2,384	2,997	1,227	1,038
Consolidated net income attributable to Company	28,496	34,705	28,340	28,927	27,836
Less: dividends on preferred stock	5,740	—	—	—	—
Consolidated net income attributable to common stockholders	$22,756	$34,705	$28,340	$28,927	$27,836
Basic earnings per common share	$1.00	$1.74	$1.50	$1.58	$1.65
Diluted earnings per common share	$1.00	$1.59	$1.43	$1.51	$1.65
Total dividends declared	$0.83	$1.28	$1.27	$1.13	$0.99

(1)During the year ended December 31, 2020, we sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million. Comparatively, during the year ended December 31, 2019, we sold 965 loans with a carrying value of $178.8 million and UPB of $202.1 million for a gain of $7.1 million. During the years ended December 31, 2018, 2017 we sold no mortgage loans. During the year ended December 31, 2016, we sold 572 loans with a carrying value of $78.1 million and UPB of $100.3 million for a gain of $0.1 million.

	As of December 31,
Balance sheet ($ in thousands)	2020(1)	2019(2)	2018(3)	2017(4)	2016
Total assets	$1,653,732	$1,576,841	$1,602,871	$1,395,738	$957,402
Total liabilities	$1,139,241	$1,192,757	$1,268,592	$1,078,300	$674,679
Non-controlling interests	$29,130	$24,202	$33,445	$27,082	$10,431
Total equity	$514,491	$384,084	$334,279	$317,438	$282,723

(1)Total assets include $307.1 million of mortgage loans, total liabilities include $250.6 million of secured debt, and non-controlling interests includes $27.4 million from the 50.0% and 63.0% owned joint ventures, which we consolidate under GAAP at December 31, 2020.
(2)Total assets include $341.8 million of mortgage loans, total liabilities include $284.8 million of secured borrowings, and non-controlling interests includes $22.4 million from a 50.0% and 63.0% owned joint ventures, which we consolidate under GAAP at December 31, 2019.
(3)Total assets include $337.0 million of mortgage loans, total liabilities include $231.9 million of secured debt, and non-controlling interests includes $20.4 million from the 50.0% and 63.0% owned joint ventures, which we consolidate under GAAP at December 31, 2018
(4)Total assets include $177.1 million of mortgage loans, total liabilities include $88.4 million of secured borrowings, and non-controlling interests includes $14.0 million from a 50.0% owned joint venture, which we consolidate under GAAP at December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. We also acquire and originate SBC loans. The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven a most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. We also originate SBC loans that we believe will provide an appropriate risk-adjusted total return. Additionally, we invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or through a direct acquisition. We may also target investments in NPLs either directly or with joint venture partners. NPLs are loans on which the most recent three payments have not been made. We may acquire NPLs either directly or with joint venture partners. We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer. GA-TRS is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Servicer. We have elected to treat GA-TRS as a TRS under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

In 2014, we formed Great Ajax Funding LLC, a wholly owned subsidiary of the Operating Partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under our repurchase agreements. On February 1, 2015, we formed GAJX Real Estate Corp., as a wholly owned subsidiary of the Operating Partnership, to own, maintain, improve and sell certain REOs purchased by us. We have elected to treat GAJX Real Estate Corp. as a TRS under the Code.

Our Operating Partnership, through interests in certain entities as of December 31, 2020 and December 31, 2019, holds 99.9% and 99.8%, respectively, of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. We have securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. Each such trust is considered to be a VIE, and we have determined that we are the primary beneficiary of each such VIE.

In 2018, we formed Gaea, as a wholly owned subsidiary of the Operating Partnership. We elected to treat Gaea as a TRS under the Code for 2018, and we elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings, LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties. On November 22, 2019 Gaea completed a private capital raise in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. We retained a 23.2% ownership interest in Gaea following the transaction. At December 31, 2020 we own approximately 23.0% of Gaea and is no longer consolidated in our financial statements.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2020 and December 31, 2019 ($ in millions):

	December 31, 2020	December 31, 2019
Residential RPLs	$1,057.5	$1,085.5
Residential NPLs	38.7	30.9
SBC loans	23.2	35.1
Property held-for-sale, net	7.8	13.5
Rental property, net	0.7	1.5
Investments in securities at fair value	273.8	231.7
Investment in beneficial interests	91.4	58.0
Total mortgage related assets	$1,493.1	$1,456.2

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

COVID-19

The COVID-19 pandemic that began during the first quarter of 2020 created a global public-health crisis that resulted in widespread volatility and deteriorations in household, business, and economic market conditions, including in the United States, where we conduct all of our business. During 2020 many governmental and nongovernmental authorities directed their actions toward curtailing household and business activity in order to contain or mitigate the impact of the COVID-19 pandemic and deployed fiscal- and monetary-policy measures in order to seek to partially mitigate the adverse effects. These programs have had varying degrees of success and the extent of the long term impact on the mortgage market remains unknown.

The COVID-19 pandemic began to meaningfully impact our operations in late March 2020 and this disruption was reflected in our results of operations for the quarter ended March 31, 2020. Since then many of these negative impacts have improved throughout 2020, as follows:

•We recorded net recovery of credit loss provisions of $10.8 million on our Mortgage loan portfolio and Investments in beneficial interests during the year ended December 31, 2020. We recorded total expense of $5.1 million for provision for anticipated credit losses on our Mortgage loan portfolio and Investments in beneficial interests during the three months ended March 31, 2020, as a result of expectations of extended portfolio durations and longer foreclosure and eviction timelines. However, during the remainder of 2020 we recovered $15.9 million in credit loss provisions on these portfolios which was as a result of better than expected loan performance and the related positive impact on future repayments.
•We recorded a net $0.9 million of unrealized losses on our Investments in debt securities to other comprehensive income during the year ended December 31, 2020. We recorded $28.4 million in unrealized losses on our Investments in debt securities to other comprehensive income for the three months ended March 31, 2020. However, during the remainder of 2020 we recovered $27.5 million of those unrealized losses.
•During the course of the year, we settled net margin calls in the amount of $0.5 million with our repurchase financing counterparties during the year ended December 31, 2020. For the three months ended March 31, 2020 we settled $28.2 million of net margins calls with our repurchase financing counterparties due to the extreme disruption in the residential mortgage securities market from the COVID-19 pandemic, and since then have recovered $27.7 million of cash deposits on a net basis from our repurchase financing counterparties as collateral prices rebounded off the March 31, 2020 levels.

The pandemic has continued and continues to significantly and adversely impact certain areas of the United States. As a result, our forecast of macroeconomic conditions and expected lifetime credit losses on our mortgage loan and beneficial interest portfolios is subject to meaningful uncertainty. While substantially all of our borrowers continue to make scheduled payments and we continue to receive payments in full, we have acted swiftly to support our borrowers with a mortgage forbearance program. While we generally do not hold loans guaranteed by GSEs or the US government, we, through our Servicer, are nonetheless offering a forbearance program under terms similar to those required for GSE loans. Borrowers that are able to provide documentation of a negative impact of COVID-19 are entitled to three months of forbearance. The three monthly payments may then be repaid over 12 months. If a borrower cannot repay the deferred amount, our Servicer will work with them on repayment options. Notwithstanding the foregoing, to the extent special rules apply to a mortgagor because of the jurisdiction or type of the Mortgage Loan, the Servicer will comply with those rules. Our Servicer has extensive experience dealing with delinquent borrowers and we believe it is well positioned to react on our behalf to any increase in mortgage delinquencies. The following list shows the COVID-19 forbearance activity in our mortgage loan portfolio as of February 28, 2021(1) :

•Number of COVID-19 forbearance relief inquiries: 1,236
•Number of COVID-19 forbearance relief granted: 347

(1)Statistics are for loans carried on our balance sheet including loans held in Ajax 2017-D and Ajax 2018-C where third parties own 50% and 37%, respectively. Statistics do not include non-consolidated joint ventures where we own bonds and beneficial interests issued by the joint ventures.

During the year ended December 31, 2020, we raised $125.0 million, net of offering costs, in a series of private placements of preferred stock and warrants. We expect to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with our investment strategy and that this additional capital will provide sufficient liquidity to both benefit from any investment opportunities and protect against future market disruption.

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

We believe that certain cyclical trends continue to drive a significant realignment within the mortgage sector notwithstanding the impact of the pandemic. Through the end of the fourth quarter, the recent trends noted below have continued, including:

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

•the lack of a robust market for non-conforming mortgage loans will reduce the pool of buyers due to tighter credit standards as a result of the COVID-19 pandemic; and
•an increase in the prices of residential mortgage loans and residential real estate as a result of the COVID-19 outbreak we believe will generate new opportunities in residential mortgage-related whole loan strategies.

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

We also believe there are significant attractive investment opportunities in the SBC loan and property markets and originate as well as purchase these loans, particularly in urban areas where there is a sustainable trend of young adults desiring to live near where they work. We focus on densely populated urban areas where we expect positive economic change based on certain demographic, economic and social statistical data. The primary lenders for smaller multi-family and mixed retail/residential properties are community banks and not regional and national banks and large institutional lenders. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools of these primary banks lenders and portfolio acquirers typically desire. We continually monitor opportunities to increase our holdings of these SBC loans and properties.

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

Financing. Our ability to grow our business by acquiring residential RPLs and SBC loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse secured borrowings in which the underlying collateral is not marked to market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The secured borrowings are structured as debt financings and not real estate investment conduit (“REMIC”) sales. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Currently there is substantial uncertainty in the securitization markets which could limit our access to financing.

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

Changes in Home Prices. As discussed above, generally, rising home prices are expected to positively affect our results, particularly as this should result in greater levels of re-performance of mortgage loans, faster refinancing of those mortgage loans, more re-capture of principal on greater than 100% LTV (loan-to-value) mortgage loans and increased recovery of the principal of the mortgage loans upon sale of any REO. Conversely, declining real estate prices are expected to negatively affect our results, particularly if the home prices should decline below our purchase price for the loans and especially if borrowers determine that it is better to strategically default as their equity in their homes decline. While home prices have risen to, or in some cases beyond, pre-Great Recession levels in many parts of the United States, there are still significant regions where values have not materially increased. We typically concentrate our investments in specific urban geographic locations in which we expect stable or better property markets. However, when we analyze loan and property acquisitions we do not take HPA into account except for rural properties for which we model negative HPA related to our expectation of worse than expected property condition. It is too early to determine the impact of the COVID-19 outbreak on HPA and the resulting impact on our markets. A significant decline in HPA will have an adverse impact on our operating results.

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

Mortgage Loans

Purchased Credit Deteriorated Loans ("PCD Loans") — As of their acquisition date, the loans we acquired have generally suffered some credit deterioration subsequent to origination. As a result, prior to the adoption of ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL, on January 1, 2020, we were required to account for the mortgage loans pursuant to ASC 310-30, Accounting for Loans with Deterioration in Credit Quality. Under both standards, our recognition of interest income for PCD loans is based upon our having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, we use expected cash flows to apply the effective interest method of income recognition.

Under both CECL and ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. However, CECL allows more flexibility to us to adjust its loan pools as the underlying risk factors change over time. Under ASC 310-30, RPLs were determined by us to have common risk characteristics and were accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, NPLs were determined to have common risk characteristics and were accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. The result was generally two additional pools (RPLs and NPLs) each quarter. Under CECL, we have re-aggregated our loan pools around similar risk factors, while eliminating the previous distinction for the quarter in which loans were acquired. This resulted in a reduction of the number of loan pools to four as of March 31, 2020. The number of pools was then re-evaluated and increased to six as of June 30, 2020 and remains at six loan pools as of December 31, 2020. Each loan pool is oriented around similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as Interest income in the period the loan pays in full.

Our accounting for PCD loans gives rise to an accretable yield and an allowance for credit losses. Under CECL, upon the acquisition of PCD loans we record the acquisition as three separate elements for 1) the amount of purchase discount which we expect to recover through eventual repayment by the borrower, 2) an allowance for future expected credit loss and 3) the UPB of the loan. The purchase price discount which we expect at the time of acquisition to collect over the life of the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. We recognize the accretable yield as Interest income on a prospective level yield basis over the life of the pool. Our expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. If we expect to collect greater cash flows over the life of the pool, any prior allowance is reversed to the extent of the increase and the expected yield to maturity is adjusted on a prospective basis. The allowance for credit losses is increased when we estimate we will not collect all amounts previously estimated to be collectible. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to a provision for loss. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of our investment, we consider the estimated net recoverable value of the loan pools as well as other factors, such as the fair value of the underlying collateral. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

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

Borrower payments on our mortgage loans are classified as principal, interest, payments of fees, or escrow deposits. Amounts applied as interest on the borrower account are similarly classified as interest for accounting purposes and are classified as operating cash flows in our consolidated Statement of Cash Flows. Amounts applied as principal on the borrower account including amounts contractually due from borrowers that exceed our basis in loans purchased at a discount, are similarly classified as principal for accounting purposes and are classified as investing cash flows in the consolidated Statement of Cash Flows as required under U.S. GAAP. Amounts received as payments of fees are recorded in Other income and classified as operating cash flows in the consolidated Statement of Cash Flows. Escrow deposits are recorded on the Servicer’s balance sheet and do not impact our cash flow.

Non-PCD Loans — While we generally acquire loans that have experienced deterioration in credit quality, we also acquire loans that have not experienced a deterioration in credit quality and originate SBC loans which are also subject to the provisions of CECL as discussed above.

We estimate any allowance for credit losses for our non-PCD loans based on historical experience and the risk characteristics of the individual loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans.

If necessary, an allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is the difference between the expected future cash flows from the loan and the contractual balance due.

Real Estate

Real estate owned Property — We acquire real estate properties directly through purchases, when we foreclose on the borrower and take title to the underlying property, or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure. Property that we expect to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or net realizable value (fair market value less expected selling costs, and any additional costs necessary to prepare the property for sale). Fair market value is determined based on broker price opinions (“BPOs”), appraisals, or other market indicators of fair value including list price or contract price, if listed or under contract for sale at the balance sheet date. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income through real estate operating expenses. No depreciation or amortization expense is recognized on properties held-for-sale. Holding costs are generally incurred by the Servicer and are subtracted from the Servicer’s remittance of sale proceeds upon ultimate disposition of properties held-for-sale.

Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be reclassified as held-for-sale. Property that arose through conversions of mortgage loans in our portfolio such as when a mortgage loan is foreclosed upon and we take title to the property or the borrower surrenders the deed in lieu of foreclosure is generally held for investment as rental property if the cash flows from use as a rental exceed the present value of expected cash flows from a sale. We also acquire rental properties through direct purchases of properties for our rental portfolio. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of 27.5 years. We perform an impairment analysis for rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

Renovations are performed by the Servicer, and those costs are then reimbursed to the Servicer. Any renovations on properties which we elect to hold as rental properties are capitalized as part of the property’s basis and depreciated over the remaining estimated useful life of the property. We may perform property renovations to maximize the value of a property for either its rental strategy or for resale.

Investments in securities at fair value

Our Investments at Fair Value as of December 31, 2020 and December 31, 2019 consist of investments in senior and subordinated notes issued by joint ventures, which we form with third party institutional accredited investors. We recognize income on the debt securities using the effective interest method. Additionally, the notes are classified as available-for-sale and are carried at fair value with changes in fair value reflected in our consolidated statements of comprehensive income. We mark our investments to fair value using prices received from our financing counterparties and believe any unrealized losses on our debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in our consolidated statements of income. Risks inherent in our debt securities portfolio, affecting both the valuation of the securities as well as the portfolio’s interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the pandemic, and damage to or delay in realizing the value of the underlying collateral. We monitor the credit quality of the mortgage loans underlying our debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, we assess the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluate whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in beneficial interests

Our Investments in beneficial interests as of December 31, 2020 and December 31, 2019 consist of investments in the trust certificates issued by joint ventures which we form with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. We account for our Investments in beneficial interests under CECL, as discussed under Mortgage Loans. The methodology is similar to that described in “Mortgage Loans” except that we only recognize the ratable share of gain, loss income or expense.

Debt

Secured Borrowings — Through securitization trusts which are VIEs, we issue callable debt secured by our mortgage loans in the ordinary course of business. The secured borrowings facilitated by the trusts are structured as debt financings, and the mortgage loans used as collateral remain on our consolidated balance sheet as we are the primary beneficiary of the securitization trusts. These secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest expense on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are carried on our consolidated balance sheets as a deduction from Secured borrowings, and are amortized to interest expense on an effective yield basis based on the underlying cash flow of the mortgage loans serving as collateral. We assume the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because we believe it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.

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

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loans. The value of transfers of mortgage loans to REO is based upon the present value of future expected cash flows of the loans being transferred.

We value our investments in debt securities using estimates provided by our financing counterparties. We also rely on our Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on these investments as a comparison to the estimates received from financing counterparties. We also rely on our Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on our investments in beneficial interests. During the quarter ended September 30, 2020, we transferred our beneficial interests from level 2 to level 3 due to our increased reliance on our Manager’s pricing model for these valuations.

Our investment in the Manager is valued by applying an earnings multiple to base fee revenue.

Our investments in AS Ajax E LLC and AS Ajax E II LLC are valued using estimates provided by financing counterparties and other publicly available information.

The fair value of our investment in GAFS, including warrants, is determined by applying an earnings multiple to expected earnings.

The fair value of our investment in Gaea is estimated using a projected net operating income for its property portfolio.

The fair value of our investment in the loan pool LLCs is determined by using estimates of underlying assets and liabilities taken from our Manager's pricing model. Previously through September 30, 2020 the fair value of the investment in the loan pool LLCs was presented as the carrying value due to the recent nature of the acquisition transactions.

The fair value of secured borrowings is estimated using estimates provided by our financing counterparties, which are compared for reasonableness to our Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans collateralizing the debt. During the quarter ended June 30, 2020, we transferred our secured borrowings from level 3 to level 2 due to our increased reliance on the use of estimates provided by our financing counterparties in the determination of secured borrowings fair values.

Our put option liability is adjusted to approximate market value through earnings. Fair value is determined by using the greater of the expected call or put prices based on the call price, the carry cost discount and the interest discount.

Our borrowings under repurchase agreements are short-term in nature, and our Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

Our convertible senior notes are traded on the NYSE; the debt’s fair value is determined from the NYSE closing price on the balance sheet date.

The carrying values of our Cash and cash equivalents, Cash held in trust, Receivable from Servicer, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.

Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Results of Operations

For the year ended December 31, 2020, we had net income attributable to common stockholders of $22.8 million, or $1.00 per share, for basic and diluted common shares. For the year ended December 31, 2019, we had net income attributable to common stockholders of $34.7 million or $1.74 per share, for basic and $1.59 for diluted common shares. For the year ended December 31, 2018, we had net income attributable to common stockholders of $28.3 million, or $1.50 per share, for basic and $1.43 for diluted common shares. Key items for the year ended December 31, 2020 include:

•Formed joint ventures that acquired $1.2 billion in UPB of mortgage loans with collateral values of $1.9 billion and retained $144.7 million of varying classes of securities.
•Purchased $55.1 million of RPLs, with UPB of $61.7 million and 59.4% of property value, $14.1 million of NPLs, with UPB of $16.0 million and 50.7% of property value and $19.8 million of SBC loans, with UPB of $20.3 million and 52.8% of property value, to end the year with $1.1 billion in net mortgage loans.
•Interest income of $100.1 million; net interest income of $51.4 million excluding the impact of a net $10.8 million recovery of provision for credit losses.
•Net income attributable to common stockholders of $22.8 million.
•Basic earnings per share of $1.00 per share.
•Book value per share of $15.59 at December 31, 2020.
•Taxable income of $0.55 per share.
•Collected total cash of $240.3 million, from loan payments, sales of REO and investments in debt securities and beneficial interests.
•Held $107.1 million of cash and cash equivalents at December 31, 2020; average daily cash balance was $110.5 million.
•At December 31, 2020, 71.9% of our portfolio based on UPB had made at least the last 12 out of 12 payments.

Our consolidated net income attributable to common stockholders decreased for the year ended December 31, 2020 to $22.8 million from $34.7 million for the year ended 2019 and $28.3 million for the year ended 2018. Our net interest income after the recovery of provision for credit losses increased to $62.2 million for the year ended December 31, 2020 from $52.3 million for the year ended 2019 and $53.7 million for the year ended 2018, primarily as a result of $10.8 million in net recovery of provision for credit losses on our loan and beneficial interest portfolios. Comparatively, for the years ended 2019 and 2018 our provisions for credit losses were expenses in the amounts of $0.8 million and $1.2 million, respectively. Other income decreased for the year ended December 31, 2020 to $2.3 million from $4.2 million for the year ended 2019 and $3.7 million for the year ended 2018 primarily driven by the decrease in rental revenue from the capital raise transaction for Gaea in the fourth quarter of 2019. Also during the year ended December 31, 2020 we sold 26 mortgage loans with a carrying value of $26.1 million, and UPB of $26.2 million for a loss of $0.7 million. Comparatively, during the year ended 2019 we sold 965 mortgage loans with a carrying value of $178.8 million and UPB of $202.1 million for a gain of $7.1 million. We sold no mortgage loans during the year ended 2018. Our book value decreased to $15.59 per share from $15.80 at December 31, 2019 primarily from the effects of our stock dividend of 781,222 shares paid out on March 27, 2020.

We recorded a loss from our investment in affiliates of $0.2 million for the year ended December 31, 2020 compared to income of $1.3 million for the year ended 2019 and $0.8 million for the year ended 2018. The primary driver of the loss in 2020 is the flow-through impact of the mark to market loss on shares of our stock held by our Manager and our Servicer. We account for our investments in our Manager and our Servicer using the equity method of accounting.

We recorded $1.4 million in impairments on our REO held-for-sale portfolio in real estate operating expense for the year ended December 31, 2020 compared to $2.1 million for the year ended 2019 and $2.7 million for the year ended 2018. Impairments during the year were driven primarily by the costs of holding the properties. We continue to liquidate our REO properties held-for-sale at a faster rate than we acquire properties, with 50 properties sold during the year ended December 31, 2020 while 20 were added to REO held-for-sale through foreclosures. We expect the rate of new foreclosures to slow due to the continuing impact of the COVID-19 pandemic. During the year ended December 31, 2019 we sold 109 REO properties while adding 61 through foreclosures.
Table 1: Results of Operations

	For the year ended December 31,
($ in thousands)	2020	2019	2018
INCOME
Interest income	$100,071	$112,416	$108,181

Interest expense	(48,692)	(59,325)	(53,335)
Net interest income	51,379	53,091	54,846
Provision for credit benefit/(losses)	10,820	(803)	(1,164)
Net interest income after provision for credit benefit/(losses)	62,199	52,288	53,682
(Loss)/income from investment in affiliates	(155)	1,332	762
(Loss)/income on sale of mortgage loans	(705)	7,123	—
Other income	2,272	4,176	3,720
Total revenue, net	63,611	64,919	58,164
EXPENSE
Related party expense – loan servicing fees	7,678	9,133	10,148
Related party expense – management fee	8,456	7,356	6,025
Loan transaction expense	(211)	328	389
Professional fees	2,834	2,550	2,179
Real estate operating expenses	1,482	3,685	3,252
Other expense	9,228	4,225	3,934
Total expense	29,467	27,277	25,927
Loss on debt extinguishment	661	429	836
Income before provision for income taxes	33,483	37,213	31,401
Provision for income taxes (benefit)	(125)	124	64
Consolidated net income	33,608	37,089	31,337
Less: consolidated net income attributable to the non-controlling interest	5,112	2,384	2,997
Consolidated net income attributable to Company	28,496	34,705	28,340
Less: dividends on preferred stock	5,740	—	—
Consolidated net income attributable to common stockholders	$22,756	$34,705	$28,340

Interest Income

Our primary source of income is accretion earned on our mortgage loan and mortgage securities portfolios offset by the interest expense incurred to fund and hold portfolio acquisitions. Net interest income after recovery of provision for credit losses increased to $62.2 million for the year ended December 31, 2020 from $52.3 million for the year ended December 31, 2019 and $53.7 million for the year ended December 31, 2018 primarily as a result of a net $10.8 million recovery of provision for credit losses on our loan and beneficial interest portfolios as a result of better than expected loan performance and the impact this has on expectations of future repayment rates. As a result we recorded recoveries of provisions for credit losses of $8.3 million on our mortgage loan portfolio and $2.5 million on our investments in beneficial interests. Comparatively during the years ended December 31, 2019 and 2018 we recorded net provisions for credit losses of $0.8 million and $1.2 million, respectively, on our mortgage loan portfolio and no provisions for credit losses on our investments in beneficial interests. Our accounting for credit losses during the calendar year 2020 is based on CECL, under which both increases and decreases in payment expectations are recorded in the period determined. For the comparative periods in 2019 and 2018, our impairment charges were determined under ASC 310-30, under which decreases in payment expectations were recorded in the period determined while increases in payment expectations were recorded prospectively over the remaining life of the loan pool.

Our gross interest income for the year ended December 31, 2020 was $100.1 million, a decrease from $112.4 million for the year ended 2019 driven primarily by a decrease in our average balance of our mortgage loan portfolio offset by an increase in the average balance of our debt securities and beneficial interests. Additionally, interest income on our debt securities and beneficial interests are recorded net of servicing fees while interest income on our loan portfolio is recorded gross of servicing fees. Gross interest income for the year ended December 31, 2018 was $108.2 million. The overall increase in gross interest income from 2018 to 2019 was primarily due to an increase in our portfolio of debt securities and beneficial interests.

The weighted average balance of our mortgage loan portfolio decreased to $1.1 billion for the year ended December 31, 2020 from $1.2 billion for the year ended December 31, 2019 and $1.3 billion for the year ended December 31,

2018. Interest income on our debt securities and beneficial interests portfolios increased to $9.9 million and $11.8 million, respectively, for the year ended December 31, 2020, as our investments in debt securities and beneficial interests continues to outpace our investments in mortgage loans. Interest income on our debt securities and beneficial interests portfolios for the year ended December 31, 2019 was $6.7 million and $6.4 million, respectively, compared to $2.0 million and zero, respectively, for the year ended December 31, 2018. Additionally, we collected $240.3 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale for the year ended December 31, 2020 compared to collections of $253.6 million for the year ended December 31, 2019, and $219.8 million for the year ended December 31, 2018. During 2020 we continued to see an elevated volume of payoffs as borrowers continued to refinance or sell the underlying property.

Our interest expense decreased for the year ended December 31, 2020 to $48.7 million from $59.3 million for the year ended 2019 and from $53.3 million for the year ended 2018 primarily due to decreases in the average interest rates applicable to our mortgage and bond repurchase agreements and secured borrowings as LIBOR remains extremely low. Additionally, improvements in the credit quality of our loan portfolio has allowed us to issue senior bonds at increasingly lower rates. We expect our cost of funds to continue to decrease in the current interest rate and credit environment.

The interest income detail for the years ended December 31, 2020, 2019 and 2018 are included in the table below ($ in thousands):

Table 2: Interest income detail

	For the year ended December 31,
	2020	2019(1)	2018(1)
Accretable yield recognized on RPL, NPL and SBC loans	$77,841	$97,942	$105,148
Interest income on beneficial interests	11,754	6,426	—
Interest income on debt securities	9,852	6,655	1,980
Bank interest income	346	1,031	628
Other interest income	278	362	425
Interest income	$100,071	$112,416	$108,181
Provision for credit benefit/(losses)	10,820	(803)	(1,164)
Total interest income after provision for credit benefit/(losses)	$110,891	$111,613	$107,017

(1)Previously presented combination of interest income on securities and interest income on beneficial interests has been bifurcated to show each separately.

The average balance of our mortgage loan portfolio, debt securities, beneficial interests and debt outstanding for the years ended December 31, 2020 and 2019 are included in the table below ($ in thousands):

Table 3: Average Balances

	For the year ended December 31,
	2020	2019(1)
Mortgage loan portfolio	$1,103,472	$1,210,370
Average carrying value of debt securities	$261,320	$155,041
Average carrying value of beneficial interests	$71,195	$37,859
Total average asset level debt	$1,043,445	$1,090,296

(1)Previously presented combination of average carrying value of debt securities and beneficial interests has been bifurcated to show to average carrying value of debt securities and average carrying value of beneficial interests separately.

Gain (loss) on sale of mortgage loans

During the year ended December 31, 2020 we sold 26 mortgage loans with an aggregate carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million. During the year ended December 31, 2019 we sold 965 mortgage loans with an aggregate carrying value of $178.8 million and UPB of $202.1 million for a gain of $7.1 million. We sold no mortgage loans during the year ended December 31, 2018.

Other Income

Other income decreased for the year ended December 31, 2020 as compared to both the years ended 2019 and 2018 due to decreased rental income from the impact on our rental portfolio of our Gaea capital raise in November 2019 and lower income from the federal government’s HAMP as more loans reached the five-year threshold beyond which no additional fees are earned. This was partially offset by the increased net gain on sale of property held-for-sale and the gain on sale of securities. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	For the year ended December 31,
	2020	2019	2018
Net gain on sale of Property held-for-sale	$1,011	$610	$414
Late fee income	700	779	916
HAMP fees	370	836	1,489
Gain on sale of securities	149	8	363
Rental Income	42	1,943	538
Total Other Income	$2,272	$4,176	$3,720

Expenses

Total expenses for the year ended December 31, 2020 increased from the years ended 2019 and 2018. Other expense increased by $5.0 million from the year ended 2019 and again by $0.3 million in 2019 from 2018. The increase in 2020 is primarily a result of amortization expense on the put option on our outstanding warrants and an increase in management fees driven by an increase in our capital base as a result of our private placements of preferred stock and warrants completed during the second quarter of 2020. The increase from 2018 to 2019 was driven primarily by an increase in management fee expense from continued growth in our equity base. Our professional fees were higher in 2020 than 2019 and in 2019 from 2018 primarily from increases in fees for tax consulting and legal services. For the year ended December 31, 2020 as compared to the year ended 2019 and 2018 these increases were offset by lower loan servicing fees as a result of a lower average balance of our mortgage loan portfolio due to increased investments in our joint ventures. Real estate operating expense decreased in 2020 by $2.2 million over 2019, due to the impact on our rental portfolio of the Gaea capital raise in November 2019. Comparatively, real estate operating expense increased by $0.4 million from 2018 to 2019 due to the inclusions in our financial results of our portfolio of rental property prior to the capital raise transaction for Gaea in the fourth quarter of 2019. Loan transaction expense was reduced in 2020 from 2019 and again in 2019 from 2018 due to lower direct loan purchases for our own portfolio as compared to joint ventures. A breakdown of our expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	For the year ended December 31,
	2020	2019	2018
Other expense	$9,228	$4,225	$3,934
Related party expense – management fee	8,456	7,356	6,025
Related party expense – loan servicing fees	7,678	9,133	10,148
Professional fees	2,834	2,550	2,179
Real estate operating expense	1,482	3,685	3,252
Loan transaction expense	(211)	328	389
Total expenses	$29,467	$27,277	$25,927

Other Expense

Other expense for the year ended December 31, 2020 increased from the years ended 2019 and 2018 primarily due to the amortization of our put option expense, borrowing related expenses and insurance expense offset by lower employee and service provider share grants. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	For the year ended December 31,
	2020	2019	2018
Amortization of put option expense	$4,733	$—	$—
Insurance	835	695	588
Borrowing related expenses	802	554	586
Employee and service provider share grants	728	839	880
Taxes and regulatory expense	481	478	293
Directors' fees and grants	427	423	482
Other expense	355	266	273
Software licenses and amortization	302	227	210
Travel, meals, entertainment	265	293	389
Lien release non due diligence	156	253	66
Internal audit services	144	197	167
Total other expense	$9,228	$4,225	$3,934

Equity and Net Book Value per Share

Our net book value per share was $15.59 and $15.80 at December 31, 2020 and 2019, respectively, a decrease of $0.21. While U.S. GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, the subtraction of non-controlling interests and preferred shares classified in equity, and shares for Manager and director fees that were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our Senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	As of December 31,
	2020	2019
Outstanding shares	22,978,339	22,142,143
Adjustments for:
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	4,280	2,600
Conversion of convertible senior notes into shares of common stock	7,834,299	8,270,208
Total adjusted shares outstanding	30,816,918	30,414,951

Equity at period end	$514,491	$384,084
Net increase in equity from expected conversion of convertible senior notes	110,250	120,669
Adjustment for equity due to preferred shares	(115,144)	—
Net adjustment for equity due to non-controlling interests	(29,130)	(24,257)
Adjusted equity	$480,467	$480,496
Book value per share	$15.59	$15.80

Table 8: Fair Value Balance Sheet

The table below presents a summarized version of our U.S. GAAP balance sheets as compared to a summarized balance sheets presented at our estimates of fair values. While U.S. GAAP does not specifically define the parameters for the presentation of a fair value balance sheet, we believe the presentation is representative of our fair value, and our Manager believes this presentation is a valuable metric for evaluating our business below ($ in thousands):

	December 31, 2020			December 31, 2019
	GAAP	Adjustments for fair value	Fair Value	GAAP	Adjustments for fair value	Fair Value
ASSETS
Cash and Cash held in trust	$107,335	$—	$107,335	$64,363	$—	$64,363
Mortgage loans, net	1,119,372	112,709	1,232,081	1,151,469	108,916	1,260,385
Investments in debt securities and beneficial interests	365,252	—	365,252	289,639	—	289,639
Investments in affiliates, real property and other assets	61,773	10,682	72,455	71,370	6,262	77,632
Total Assets	$1,653,732	$123,391	$1,777,123	$1,576,841	$115,178	$1,692,019
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net	$585,403	$1,016	$586,419	$652,747	$5,171	$657,918
Borrowings under repurchase agreements	421,132	—	421,132	414,114	—	414,114
Convertible senior notes, net	110,057	618	110,675	118,784	13,389	132,173
Other liabilities	22,649	—	22,649	7,112	—	7,112
Total Liabilities	1,139,241	1,634	1,140,875	1,192,757	18,560	1,211,317
Equity:
Total Equity	514,491	121,757	636,248	384,084	96,618	480,702
Total Liabilities and Equity	$1,653,732	$123,391	$1,777,123	$1,576,841	$115,178	$1,692,019

The adjustments for fair value for our mortgage loans are determined using our Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loans.

The fair values of our investments in affiliates are determined using methodologies appropriate to each affiliate. As of December 31, 2020, our investment in the Manager is valued by applying an earnings multiple to base fee revenue. Our investment in AS Ajax E LLC and AS Ajax E II LLC are valued using estimates provided by financing counterparties or other publicly available information. The fair value of our investment in GAFS, including warrants, is determined by applying an earnings multiple to expected earnings. Our investment in Gaea is estimated using a projected net operating income for its property portfolio. As of December 31, 2020 our investment in the loan pool LLCs are presented by using estimates of underlying assets and liabilities from our Manager's pricing model. Previously through September 30, 2020 the fair value of our investment in the loan pool LLCs was presented as the carrying value due to the recent nature of the acquisition transactions.

The fair value of secured borrowings is estimated using estimates provided by our financing counterparties, which are compared for reasonableness to the Manager’s proprietary pricing model, which estimates expected cash flows of the underlying mortgage loans collateralizing the debt.

The fair value of our convertible senior notes is determined from the NYSE closing price of such notes on the balance sheet date.

Mortgage Loan Portfolio

For the years ended December 31, 2020 and December 31, 2019, we acquired 304 and 573 RPLs with an aggregate acquisition price of $55.1 million and $104.5 million, respectively, representing 89.3% and 85.3% of UPB, respectively. We acquired 65 and 35 NPLs for the years ended December 31, 2020 and December 31, 2019 with an aggregate acquisition price of $14.1 million and $5.7 million, respectively, representing 87.8% and 84.2% of UPB, respectively. For the years ended December 31, 2020 and December 31, 2019, we acquired 14 and 22 SBC loans with an aggregate acquisition price of $19.8 million and $19.0 million, respectively, representing 97.7% and 100.0% of UPB, respectively. We ended the period with $1.1 billion of mortgage loans with an aggregate UPB of $1.2 billion as of December 31, 2020 and $1.2 billion of mortgage loans with an aggregate UPB of $1.3 billion as of December 31, 2019.

The following table shows loan portfolio acquisitions for the years ended December 31, 2020, and 2019 ($ in thousands):

Table 9: Loan Portfolio Acquisitions

	For the year ended December 31,
	2020	2019
RPLs
Count	304	573
UPB	$61,704	$122,463
Purchase price	$55,090	$104,478
Purchase price % of UPB	89.3%	85.3%
NPLs
Count	65	35
UPB	$16,022	$6,732
Purchase price	$14,075	$5,668
Purchase price % of UPB	87.8%	84.2%
SBC loans
Count	14	22
UPB	$20,276	$19,025
Purchase price	$19,800	$19,034
Purchase price % of UPB	97.7%	100.0%

During the year ended December 31, 2020, 538 mortgage loans, representing 11.1% of our ending UPB, were liquidated. Comparatively, during the year ended 2019, 1,562 mortgage loans, representing 24.4% of our ending UPB, were liquidated. Our loan portfolio activity for the years ended December 31, 2020 and 2019 are presented below ($ in thousands):

Table 10: Loan Portfolio Activity

	For the year ended December 31,
	2020	2019(1)
Beginning carrying value	$1,151,469	$1,310,873
RPL, NPL and SBC portfolio acquisitions, net cost basis	88,965	129,186
Draws on SBC loans	56	912
Accretion recognized	77,129	96,064
Payments received on loans, net	(175,678)	(191,647)
Reclassifications to REO	(4,764)	(12,104)
Sale of mortgage loans	(26,111)	(180,992)
Provision for credit benefit/(losses) on mortgage loans	8,274	(803)
Other	32	(20)
Ending carrying value	$1,119,372	$1,151,469

(1)Includes reclass of SBC non-pooled portfolio acquisitions, net cost basis to RPL, NPL and SBC portfolio acquisitions, net cost basis.

Table 11: Portfolio Composition

As of December 31, 2020 and December 31, 2019, our portfolios consisted of the following ($ in thousands):

December 31, 2020(1,2)		December 31, 2019(1,2)
No. of Loans	6,031	No. of Loans	6,184
Total UPB(3)	$1,204,804	Total UPB(3)	$1,268,126
Interest-Bearing Balance	$1,127,499	Interest-Bearing Balance	$1,190,917

Deferred Balance(4)	$77,305	Deferred Balance(4)	$77,209
Market Value of Collateral(5)	$1,967,419	Market Value of Collateral(5)	$1,783,856
Original Purchase Price/Total UPB	82.2%	Original Purchase Price/Total UPB	82.9%
Original Purchase Price/Market Value of Collateral	53.7%	Original Purchase Price/Market Value of Collateral	61.9%
Weighted Average Coupon	4.44%	Weighted Average Coupon	4.55%
Weighted Average LTV(6)	72.8%	Weighted Average LTV(6)	83.5%
Weighted Average Remaining Term (months)	297	Weighted Average Remaining Term (months)	311
No. of first liens	5,973	No. of first liens	6,124
No. of second liens	58	No. of second liens	60
No. of Rental Properties	6	No. of Rental Properties	10
Capital Invested in Rental Properties	$710	Capital Invested in Rental Properties	$1,591
RPLs	94.4%	RPLs	95.3%
NPLs	3.5%	NPLs	2.7%
SBC loans	2.1%	SBC loans	2.0%
No. of REO properties held-for-sale	32	No. of REO properties held-for-sale	58
Market Value of other REO(7)	$8,105	Market Value of other REO(7)	$13,987
Carrying value of debt securities and beneficial interests in trusts	$369,330	Carrying value of debt securities and beneficial interests in trusts	$288,362
Loans with 12 for 12 payments as an approximate percentage of UPB(8)	71.9%	Loans with 12 for 12 payments as an approximate percentage of UPB(8)	76.0%
Loans with 24 for 24 payments as an approximate percentage of UPB(9)	65.1%	Loans with 24 for 24 payments as an approximate percentage of UPB(9)	64.0%

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
(3)At December 31, 2020 and 2019, our loan portfolio consists of fixed rate (53.5% of UPB), ARM (8.9% of UPB) and Hybrid ARM (37.6% of UPB); and fixed rate (52.8% of UPB), ARM (9.5% of UPB) and Hybrid ARM (37.7% of UPB), respectively.
(4)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(5)As of date of acquisition.
(6)UPB as of December 31, 2020 and 2019, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 12: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of December 31, 2020 and December 31, 2019, respectively ($ in thousands):

Portfolio at December 31, 2020

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	639	3,471	1,921
Unpaid principal balance	$156,250	$780,956	$267,598
Mortgage loan portfolio by year of origination	13.0%	64.8%	22.2%
Loan Attributes:
Weighted average loan age (months)	91.0	166.7	205.8

Weighted Average loan-to-value	69.4%	77.0%	62.6%
Delinquency Performance:
Current	53.0%	51.9%	53.3%
30 days delinquent	13.6%	11.4%	10.9%
60 days delinquent	3.8%	6.7%	6.8%
90+ days delinquent	25.3%	25.1%	25.4%
Foreclosure	4.3%	4.9%	3.6%

Portfolio at December 31, 2019

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	625	3,576	1,983
Unpaid principal balance	$153,923	$826,684	$287,519
Mortgage loan portfolio by year of origination	12.1%	65.2%	22.7%
Loan Attributes:
Weighted average loan age (months)	88.0	154.5	193.3
Weighted Average loan-to-value	72.7%	81.2%	66.5%
Delinquency Performance:
Current	61.9%	56.9%	58.8%
30 days delinquent	9.5%	13.0%	12.6%
60 days delinquent	6.5%	8.4%	8.2%
90+ days delinquent	20.5%	17.3%	17.3%
Foreclosure	1.6%	4.4%	3.1%

Table 13: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at December 31, 2020 and December 31, 2019 ($ in thousands):

December 31, 2020						December 31, 2019
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	947	$329,725	27.4%	$589,225	30.0%	CA	1,010	$370,838	29.2%	$564,169	31.6%
FL	655	108,293	9.0%	174,849	8.9%	FL	689	119,728	9.4%	156,967	8.8%
TX	410	42,432	3.5%	81,810	4.2%	NY	331	105,853	8.3%	161,646	9.1%
GA	352	45,817	3.8%	71,586	3.7%	NJ	290	66,762	5.3%	80,472	4.5%
NY	329	103,475	8.6%	177,524	9.0%	MD	257	63,349	5.0%	74,027	4.2%
NJ	287	65,764	5.5%	89,389	4.5%	GA	363	48,969	3.9%	62,960	3.5%
MD	248	60,082	5.0%	77,693	4.0%	VA	206	44,193	3.5%	57,678	3.2%
NC	240	33,146	2.8%	52,217	2.7%	IL	228	42,962	3.4%	49,586	2.8%
IL	227	41,410	3.5%	54,379	2.8%	TX	399	39,689	3.1%	69,874	3.9%
VA	205	43,563	3.6%	63,132	3.2%	MA	181	37,596	3.0%	53,785	3.0%
PA	185	21,294	1.8%	31,248	1.6%	NC	240	31,402	2.5%	42,977	2.4%
MA	177	35,454	2.9%	61,220	3.1%	WA	114	28,489	2.2%	43,372	2.4%
AZ	150	29,765	2.5%	47,835	2.4%	AZ	154	26,321	2.1%	34,277	1.9%
SC	129	14,206	1.2%	22,213	1.1%	NV	107	21,384	1.7%	27,540	1.5%
TN	115	12,721	1.1%	22,690	1.2%	PA	180	20,978	1.7%	26,936	1.5%
OH	110	12,929	1.1%	17,843	0.9%	SC	129	15,282	1.2%	21,263	1.2%
WA	104	23,874	2.0%	43,784	2.2%	MI	98	14,339	1.1%	21,876	1.2%
IN	98	9,180	0.8%	14,476	0.7%	OH	110	13,515	1.1%	15,451	0.9%
NV	97	18,614	1.5%	30,344	1.5%	OR	66	12,991	1.0%	19,519	1.1%
MI	97	13,103	1.1%	19,832	1.0%	CT	72	12,594	1.0%	15,832	0.9%
CT	77	13,529	1.1%	18,115	0.9%	TN	115	12,566	1.0%	19,203	1.1%

LA	76	7,631	0.6%	11,910	0.6%	CO	63	12,368	1.0%	22,471	1.3%
MO	75	9,383	0.8%	12,545	0.6%	MN	54	10,200	0.8%	12,753	0.7%
OR	70	24,303	2.0%	46,279	2.4%	MO	80	10,003	0.8%	12,427	0.7%
CO	54	10,450	0.9%	22,665	1.2%	IN	100	9,521	0.8%	12,545	0.7%
MN	49	9,121	0.8%	13,242	0.7%	UT	52	8,923	0.7%	13,957	0.8%
UT	44	6,895	0.6%	14,932	0.8%	LA	74	7,585	0.6%	11,389	0.6%
AL	44	3,670	0.3%	4,891	0.2%	HI	17	7,229	0.6%	10,093	0.6%
WI	37	4,696	0.4%	6,385	0.3%	DE	33	6,566	0.5%	7,626	0.4%
KY	36	4,158	0.3%	6,032	0.3%	WI	37	4,772	0.4%	5,827	0.3%
DE	34	6,509	0.5%	7,999	0.4%	DC	16	4,542	0.4%	6,368	0.4%
NM	30	4,450	0.4%	6,207	0.3%	NM	30	4,525	0.4%	5,407	0.3%
OK	27	2,511	0.2%	3,827	0.2%	KY	34	3,969	0.3%	5,213	0.3%
MS	26	2,149	0.2%	3,168	0.2%	AL	43	3,569	0.3%	4,480	0.3%
AR	20	1,447	0.1%	2,016	0.1%	RI	15	3,232	0.3%	4,188	0.2%
KS	19	1,379	0.1%	2,897	0.1%	NH	17	3,016	0.2%	4,290	0.3%
NH	18	3,223	0.3%	5,087	0.3%	OK	30	2,631	0.2%	3,948	0.2%
IA	18	1,736	0.1%	2,267	0.1%	MS	25	2,389	0.2%	3,062	0.2%
DC	17	5,131	0.4%	8,138	0.4%	ID	14	1,723	0.1%	2,755	0.2%
WV	17	1,258	0.1%	1,830	0.1%	IA	16	1,599	0.1%	2,011	0.1%
HI	16	6,456	0.5%	9,305	0.5%	WV	17	1,595	0.1%	2,208	0.1%
RI	14	3,084	0.3%	4,481	0.2%	ME	11	1,564	0.1%	1,829	0.1%
ID	12	1,496	0.1%	2,971	0.2%	KS	18	1,391	0.1%	2,435	0.1%
ME	10	1,372	0.1%	1,801	0.1%	AR	18	1,318	0.1%	1,777	0.1%
MT	6	803	0.1%	1,336	0.1%	NE	6	702	0.1%	836	0.1%
PR	5	518	—%	592	—%	MT	5	697	0.1%	1,005	0.1%
SD	4	537	—%	872	—%	PR	6	546	—%	838	0.1%
NE	4	528	—%	603	—%	WY	4	519	—%	593	—%
WY	3	438	—%	356	—%	SD	3	509	—%	678	—%
ND	3	395	—%	472	—%	VT	2	467	—%	470	—%
VT	2	452	—%	518	—%	ND	3	403	—%	595	—%
AK	2	249	—%	391	—%	AK	2	253	—%	372	—%
	6,031	$1,204,804	100.0%	$1,967,419	100.0%		6,184	$1,268,126	100.0%	$1,783,856	100.0%

(1)As of date of acquisition.

Table 14: Debt Securities and Beneficial Interest Acquisitions

	For the year ended December 31,
	2020	2019
Class A securities
UPB	$116,952	$140,168
Purchase price	$115,558	$139,530
Purchase price % of UPB	98.8%	99.5%
Class B securities
UPB	$9,923	$17,143
Purchase price	$9,817	$16,845
Purchase price % of UPB	98.9%	98.3%
Beneficial interests
Purchase price	$19,307	$31,450

Liquidity and Capital Resources

Source and Uses of Cash

Our primary sources of cash have consisted of proceeds from our securities offerings, our secured borrowings, repurchase agreements, principal and interest payments on our loan portfolio, principal paydowns on securities, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include secured borrowings, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities). We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs. As the local and global economies have weakened as a result of the COVID-19 pandemic, ensuring adequate liquidity is critical. We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, dividend payments, and working capital, to the extent not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic to adversely impact our future operating cash flows due to the inability of some of our borrowers to make scheduled payments on time or at all, and the potential for HPA decline. From time to time, we may invest with third parties and acquire interests in loans and other real estate assets through investments in joint ventures using special purpose entities that can result in investments at fair value and investments in beneficial interests, which are reflected on our consolidated balance sheet.

As of December 31, 2020 and December 31, 2019, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, beneficial interests and rental properties. We also held approximately $107.1 million of cash and cash equivalents, an increase of $42.8 million from our balance of $64.3 million at the end of 2019, which was an increase of $9.2 million from our balance of $55.1 million at December 31, 2018. Our average daily cash balance during 2020 was $110.5 million, an increase from our average daily cash balance of $57.6 million during the year ended December 31, 2019 and also an increase from our average daily balance of $50.7 million at December 31, 2018.

Our collections of principal and interest payments on mortgages and securities, payoffs and proceeds and on the sale of our property held-for-sale were $240.3 million, $253.6 million and $219.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Our operating cash outflows, including the effect of restricted cash, for the year ended December 31, 2020 and 2019 were $13.9 million and $15.0 million, respectively. Our operating cash inflows, including the effect of restricted cash, for the year ended December 31, 2018 was $1.0 million. Our primary operating cash inflow is cash interest payments on our mortgage loan pools, which was $48.1 million, $57.0 million and $60.0 million, respectively, for the years ended December 31, 2020, 2019 and 2018, respectively. Non-cash interest income accretion was $29.0 million, $39.1 million and $43.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Interest income on beneficial interests was $11.8 million, $6.4 million and zero during the years ended December 31, 2020, 2019 and 2018, respectively. Interest income on debt securities was $9.9 million, $6.7 million and $0.8 million during the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020 we recognized a loss of $0.7 million from the sale of 26 mortgage loans to Gaea, an affiliated entity. During the year ended December 31, 2019, we recognized a gain of $7.1 million from the sale of 965 mortgage loans to a related party joint venture, Ajax Mortgage Loan Trust 2019-C (“2019-C”). No mortgage loans were sold during the year ended December 31, 2018.

Though the ownership of mortgage loans and other real estate assets is our business, U.S. GAAP requires that operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be investing activities under U.S. GAAP, and the cash flows from these activities are included in the investing section of our consolidated statements of cash flows. We expect that the impact of the COVID-19 outbreak will put pressure on our cash flow from operations as we enter into loan modifications on certain of our loans permitting interest payments to be deferred.

For the year ended December 31, 2020, our investing cash inflows of $24.2 million were driven primarily by the proceeds from principal payments on and payoffs of our mortgage loan portfolio of $127.5 million, principal payments on and payoffs of our debt securities and beneficial interests of $53.5 million, the sale of $38.9 million of debt securities held as investments and the sale of our mortgage loans to Gaea in the amount of $25.4 million. This was offset by purchases of debt securities and beneficial interests of $144.7 million and acquisitions of mortgage loans of $89.0 million. For the year ended December 31, 2019 our investing cash inflows of $100.2 million were driven primarily by the proceeds from the sale of mortgage loans of $212.6 million, principal payments on and payoffs of our mortgage loan portfolio of $134.7 million, principal payments on and payoffs of our debt securities and beneficial interests of $42.4 million, and the sale of $39.6 million of debt securities held as investments. This was offset by purchases of debt securities and beneficial interests of $187.8 million and acquisitions of mortgage loans of $129.2 million. For the year ended December 31, 2018 our investing cash outflows of $190.4 million were primarily driven by the acquisition of mortgage loans of $171.3 million and purchases of debt securities and beneficial interests of $176.4 million offset by principal payments on and payoffs of our mortgage loan portfolio of $142.1 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the year ended December 31, 2020, we had net financing cash inflows of $32.7 million due to the issuance of our preferred stock and warrants, net of any offering costs for $125.0 million in a series of private placements to institutional accredited investors. Financing cash flows were also impacted by additional borrowings through repurchase transactions of $315.4 million and secured debt of $114.5 million, offset by repayments of $308.3 million on repurchase transactions and pay downs of existing debt obligations of $183.5 million on secured debt. We had net financing cash outflows for the year ended 2019 of $76.0 million due to repayments on repurchase transactions of $444.4 million and secured debt of $241.1 million, offset by additional borrowings through repurchase transactions of $322.6 million, on secured debt of $283.9 million and proceeds of $34.3 million from the sale of our common stock under our At the Market program (see Financing Activities - Equity offerings below). We had net financing cash inflows for the year ended 2018 of $163.8 million primarily from the issuance of secured notes for proceeds of $167.1 million, the issuance of convertible debt for net proceeds of $15.2 million, and proceeds from our repurchase agreements of $311.1 million, which was offset by the repayments on repurchase transactions of $53.4 million and on secured debt of $254.2 million. For the years ended December 31, 2020, 2019 and 2018 we paid $17.8 million, $27.1 million and $26.3 million, respectively, in cash dividends and distributions.

Financing Activities — Equity offerings

On February 28, 2020, our Board of Directors approved a stock buyback of up to $25.0 million of our common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of December 31, 2020 we held 107,243 shares of treasury stock consisting of 58,779 shares received through distributions of our shares previously held by our Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under our approved stock buyback plan. As of December 31, 2019 we held 33,248 shares of treasury stock received through distributions of our shares previously held by our Manager.

During the year ended December 31, 2020, we issued an aggregate of $130.0 million of preferred stock and warrants to institutional accredited investors in a series of private placements. We issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to us at a specified put price on or after July 6, 2023. Under U.S. GAAP, we are required to allocate the proceeds between the Preferred stock and warrants. The allocation of the proceeds, net of all offering costs, resulted in the Preferred series A shares receiving an allocation of $51.1 million, the Preferred series B shares receiving an allocation of $64.0 million and the warrants an allocation of $9.5 million. We mark the obligation for the warrants and future put liability to market though earnings. We expect to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with our investment strategy.

During the year ended December 31, 2020, we did not sell any shares of common stock under our At the Market program which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. During the year ended December 31, 2019, we sold 2,278,518 shares of common stock for proceeds, net of issuance costs of $34.3 million under our At the Market program. During the year ended December 31, 2018, we did not sell any shares of common stock under our At the Market program. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of the sale.

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, we retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. Prior to the date of the capital raise, we consolidated Gaea’s results and balances. At December 31, 2020 we owned approximately 23.0% of Gaea with third party investors owning the remaining approximately 77.0%. From the date of the capital raise forward, we account for our investment in Gaea under the equity method.

Financing Activities — Borrowings and Repurchase Arrangements

From inception (January 30, 2014) to December 31, 2020, we have completed 16 secured borrowings, not including secured borrowings we completed for non-consolidated joint ventures (See Table 18: Investments in joint ventures), through securitization trusts pursuant to Rule 144A under the Securities Act, six of which were outstanding at December 31, 2020. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our secured borrowings are structured with Class A notes, subordinate notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our Ajax Mortgage Loan Trust 2017-D (“2017-D”) secured borrowings, from which we sold a 50% interest in the Class A notes and a 50% interest in the residual equity to third parties and 2018-C secured borrowings, from which we sold a 95% interest in the Class A notes and 37% in the Class B and trust certificates, we have retained the subordinate notes and the trust certificates from the six secured borrowings outstanding at December 31, 2020.

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

For all of our secured borrowings, except 2017-B, 2019-D, 2019-F and 2020-B, which contains no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis points step up is triggered, an additional 100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all outstanding securitization notes at their respective cutoff dates as of December 31, 2020:

Table 15: Secured Borrowings

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
(5)AJAXM 2018-C is a joint venture in which a third party owns 95% of the Class A notes and 37% of the Class B notes and certificates. We are required to consolidate 2018-C under GAAP and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 95% of the Class A notes and 37% of the Class B notes, which are held by the third party, are included in Secured borrowings, net. The 5% portion of the Class A notes retained by us have been encumbered under a repurchase agreement. 37% of the Class C certificates are recognized as Non-controlling interest.
(6)The Class B notes are subordinate, sequential pay, with B-2 and B-2 notes having variable interest rates and are subordinate to the Class B-1 notes. The Class B-1 notes are fixed rate notes. We have retained the Class B notes.
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

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have four repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are the class B bonds and certificates from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at December 31, 2020 and 2019 follows ($ in thousands):

Table 16: Repurchase Transactions by Maturity Date

			December 31, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2021	October 9, 2020	$35,635	$35,635	$46,120	129%	2.33%
January 6, 2021	September 28, 2020	7,697	7,697	10,075	131%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,114	129%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,044	130%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,575	129%	2.32%
January 14, 2021	October 29, 2020	6,991	6,991	8,738	125%	2.35%
January 20, 2021	October 20, 2020	13,263	13,263	16,582	125%	2.22%
January 29, 2021	October 30, 2020	7,762	7,762	9,702	125%	2.21%
January 29, 2021	October 30, 2020	7,153	7,153	9,537	133%	2.21%
February 1, 2021	December 1, 2020	12,258	12,258	16,052	131%	1.88%
February 1, 2021	December 1, 2020	12,015	12,015	15,794	131%	1.88%
February 1, 2021	December 1, 2020	5,298	5,298	6,895	130%	1.88%

February 1, 2021	December 1, 2020	3,985	3,985	5,136	129%	1.88%
February 1, 2021	December 1, 2020	2,887	2,887	3,790	131%	1.88%
February 1, 2021	December 1, 2020	2,332	2,332	3,360	144%	2.03%
February 1, 2021	December 1, 2020	1,132	1,132	1,607	142%	2.03%
February 12, 2021	November 13, 2020	2,945	2,945	4,428	150%	2.02%
March 5, 2021	December 7, 2020	24,946	24,946	33,348	134%	1.78%
March 5, 2021	December 7, 2020	24,312	24,312	32,571	134%	1.78%
March 17, 2021	December 17, 2020	10,219	10,219	13,172	129%	1.78%
March 17, 2021	December 17, 2020	8,381	8,381	10,872	130%	1.78%
March 17, 2021	December 17, 2020	3,894	3,894	5,193	133%	1.78%
March 17, 2021	December 17, 2020	1,145	1,145	1,687	147%	1.93%
March 24, 2021	December 24, 2020	7,016	7,016	10,024	143%	1.94%
March 24, 2021	December 24, 2020	5,008	5,008	6,637	133%	1.79%
March 24, 2021	December 24, 2020	2,577	2,577	3,367	131%	1.79%
April 9, 2021	October 13, 2020	33,084	33,084	43,069	130%	2.35%
July 9, 2021	July 10, 2020	250,000	53,256	84,337	158%	2.64%
September 23, 2021	September 24, 2020	400,000	101,117	160,068	158%	2.65%
Totals/weighted averages		$916,759	$421,132	$595,599	141%	2.29%

			December 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 3, 2020	November 26, 2019	$8,411	$8,411	$11,098	132%	3.45%
January 3, 2020	November 26, 2019	6,093	6,093	9,038	148%	3.45%
January 3, 2020	November 26, 2019	5,175	5,175	6,855	132%	3.45%
January 3, 2020	December 2, 2019	11,966	11,966	15,742	132%	3.45%
January 3, 2020	December 2, 2019	10,648	10,648	14,058	132%	3.45%
January 3, 2020	December 2, 2019	5,485	5,485	7,050	129%	3.45%
January 3, 2020	December 2, 2019	4,096	4,096	5,261	128%	3.45%
January 3, 2020	December 2, 2019	1,644	1,644	2,388	145%	3.55%
January 3, 2020	December 2, 2019	1,576	1,576	2,287	145%	3.55%
January 10, 2020	December 11, 2019	21,088	21,088	28,284	134%	3.47%
January 10, 2020	December 11, 2019	1,808	1,808	2,640	146%	3.57%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
January 21, 2020	December 20, 2019	15,718	15,718	20,623	131%	3.41%
January 21, 2020	December 20, 2019	10,305	10,305	13,521	131%	3.41%
January 21, 2020	December 20, 2019	5,840	5,840	7,324	125%	3.41%
January 21, 2020	December 20, 2019	2,784	2,784	4,050	145%	3.51%
January 28, 2020	October 30, 2019	5,318	5,318	7,464	140%	3.19%
January 28, 2020	October 30, 2019	2,520	2,520	3,381	134%	2.99%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
February 24, 2020	November 26, 2019	41,412	41,412	54,828	132%	2.92%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,423	127%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	34,591	128%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,709	127%	3.79%
June 3, 2020	December 6, 2019	6,097	6,097	7,891	129%	3.64%
June 3, 2020	December 6, 2019	4,704	4,704	6,106	130%	3.64%
June 3, 2020	December 6, 2019	3,053	3,053	4,035	132%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	December 19, 2019	13,447	13,447	18,076	134%	3.55%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 30, 2020	December 30, 2019	5,286	5,286	7,044	133%	3.57%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	July 12, 2019	250,000	28,931	57,397	198%	4.28%
September 24, 2020	September 25, 2019	400,000	116,662	164,403	141%	4.24%
Totals/weighted averages		$918,521	$414,114	$580,167	140%	3.77%

As of December 31, 2020, we had $421.1 million outstanding under our repurchase transactions compared to $414.1 million as of December 31, 2019. The maximum month-end balance outstanding during the year ended December 31, 2020 was $467.3 million, compared to a maximum month-end balance for the year ended 2019 of $562.0 million. The following table presents certain details of our repurchase transactions for the years ended December 31, 2020 and 2019 ($ in thousands):

Table 17: Repurchase Balances

	For the year ended December 31,
	2020	2019
Balance at the end of year	$421,132	$414,114
Maximum month-end balance outstanding during the year	$467,344	$561,982
Average balance	$411,420	$481,889

The decrease in our average balance from $481.9 million for the year ended December 31, 2019 to our average balance of $411.4 million for the year ended December 31, 2020 was due to a net decrease in repurchase financing during the year ended December 31, 2020, as a result of decreased investments in mortgage loans and debt securities.

As of December 31, 2020 and 2019, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability and our Senior convertible notes.

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

On March 4, 2021, our Board of Directors declared a dividend of $0.17 per share, to be paid on March 31, 2021 to stockholders of record as of March 18, 2021. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock, plus distributions on our externally-held operating partnership units, plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock, plus cash special dividends on our common stock, plus distributions on our externally-held operating partnership units all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. For the years ended December 31, 2020, 2019 and 2018 we recorded an expense of zero, $0.7 million and $0.1 million, respectively, for an incentive fee payable to the Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 4.36% on an annualized basis of an adjusted book value of $15.59 per share at December 31, 2020. If our taxable income increases from the level we experienced in 2020, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment. See Note 10 — Related party transactions.

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

Table 18: Investments in joint ventures

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

A summary of our investments in joint ventures is presented below(1) ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/April 2018	Class A notes due 2058	$91,036	3.85%	9.36%	$8,521	$6,044
	Trust certificates	$22,759	—%	9.36%	$2,130	$2,144

Ajax Mortgage Loan Trust 2018-B/June 2018	Class A notes due 2057	$66,374	3.75%	20.00%	$13,275	$5,193
	Trust certificates	$28,447	—%	20.00%	$5,689	$4,097

Ajax Mortgage Loan Trust 2018-D/September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$13,442
	Trust certificates	$20,166	—%	20.00%	$4,033	$3,915

Ajax Mortgage Loan Trust 2018-E/December 2018	Class A notes due 2058	$86,089	4.38%	5.01%	$4,313	$3,793
	Class B notes due 2058	$8,035	5.25%	20.00%	$1,607	$1,605
	Trust certificates	$20,662	—%	20.00%	$4,132	$4,130

Ajax Mortgage Loan Trust 2018-F/December 2018	Class A notes due 2058	$180,002	4.38%	5.01%	$9,018	$6,894
	Class B notes due 2058	$16,800	5.25%	20.00%	$2,520	$3,360
	Trust certificates	$43,201	—%	20.00%	$6,480	$8,252

Ajax Mortgage Loan Trust 2018-G/December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$27,454
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—%	25.00%	$10,414	$10,585

Ajax Mortgage Loan Trust 2019-A/March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$16,052
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—%	20.00%	$6,134	$6,137

Ajax Mortgage Loan Trust 2019-B/March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$15,794
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—%	15.00%	$5,880	$5,976

Ajax Mortgage Loan Trust 2019-C/May 2019	Class A notes due 2058	$150,037	3.95%	5.00%	$7,502	$6,102
	Class B notes due 2058	$14,003	5.25%	34.00%	$4,761	$4,761
	Trust certificates	$36,009	—%	34.00%	$12,243	$12,417

Ajax Mortgage Loan Trust 2019-E/September 2019	Class A notes due 2059	$181,101	3.00%	6.55%	$11,862	$8,738
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381

	Trust certificates	$43,464	—%	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$7,575
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640
	Trust certificates	$33,941	—%	20.00%	$6,788	$6,820

Ajax Mortgage Loan Trust 2019-H/December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$13,172
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,375

Ajax Mortgage Loan Trust 2020-A/March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$43,069
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,428
	Trust certificates	$59,852	—%	20.00%	$11,970	$11,934

Ajax Mortgage Loan Trust 2020-C/September 2020	Class A notes due 2060	$339,365	2.25%	10.01%	$33,970	$33,348
	Class B notes due 2060	$21,754	5.00%	10.01%	$2,178	$2,178
	Trust certificates	$73,964	—%	10.01%	$7,404	$7,393

Ajax Mortgage Loan Trust 2020-D/September 2020	Class A notes due 2060	$330,721	2.25%	10.01%	$33,105	$32,571
	Class B notes due 2060	$30,867	5.00%	10.01%	$3,090	$3,090
	Trust certificates	$79,373	—%	10.01%	$7,945	$7,934

(1)Table does not include our 2017-D and 2018-C securitizations with total original outstanding principal of $222.3 million and $227.3 million respectively, as these trusts are consolidated within our financial statements.

Table 19: Contractual Obligations

A summary of our contractual obligations as of December 31, 2020 and 2019 is as follows ($ in thousands):

December 31, 2020	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$113,350	$—	$—	$113,350	$—
Borrowings under repurchase agreements	421,132	421,132	—	—	—
Interest on convertible senior notes	29,105	8,218	16,436	4,451	—
Interest on repurchase agreements	3,345	3,345	—	—	—
Put obligation on outstanding common stock warrants	50,707	—	—	50,707	—
Total	$617,639	$432,695	$16,436	$168,508	$—

December 31, 2019	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$123,850	$—	$—	$123,850	$—
Borrowings under repurchase agreements	414,114	414,114	—	—	—
Interest on convertible senior notes	40,780	8,979	17,958	13,843	—
Interest on repurchase agreements	5,699	5,699	—	—	—
Total	$584,443	$428,792	$17,958	$137,693	$—

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

Subsequent Events

Since year end, we acquired two residential RPLs with aggregate UPB of $0.2 million in two transactions from two sellers. The RPLs were acquired at 89.7% of UPB and 67.1% of the estimated market value of the underlying collateral of $0.3 million. We also acquired one SBC loan for $3.6 million, which equals 100.0% of UPB and 36.4% of the underlying collateral value of $9.9 million.

We have also agreed to acquire, subject to due diligence, 322 residential RPLs and four NPLs with aggregate UPB of $53.8 million and $0.8 million, respectively, in six transactions and two transactions, respectively, from six sellers and two sellers, respectively. The purchase price of the residential RPLs equals 86.1% of UPB and 56.9% of the estimated market value of the underlying collateral value of $81.4 million. The purchase price of the NPLs equals 84.8% of UPB and 60.8% of the estimated market value of the underlying collateral of $1.1 million.

On January 5, 2021, we repurchased an aggregate principal amount of $2.5 million of our convertible senior notes for a total purchase price of $2.4 million.

On January 8, 2021, we acquired the remaining 37% of our 2018-C securitization trust from our joint venture partner. After the close of the transaction we owned 100% of the trust.

On January 29, 2021, we priced Ajax Mortgage Trust 2021-A with $146.2 million of AAA rated senior securities, $21.1 million of A rated securities and $7.8 million of BBB rated securities issued with respect to $206.5 million of mortgage loans. The AAA, A and BBB rated securities were issued at a weighted yield of 1.35% excluding transaction expenses, and represent 84.6% of the UPB of the underlying mortgage loans. A total of 1,082 of RPLs and NPLs with a collateral value of $368.1 million were securitized.

On February 12, 2021, we closed on Ajax Mortgage Loan Trust 2021-B with an aggregate of $215.9 million of senior securities and $20.2 million of subordinated securities issued with respect to $287.9 million of mortgage loans. The senior securities were issued at a yield of 2.25% excluding transaction expenses, and represent 75.0% of UPB of the underlying mortgage loans. A total of 1,384 of RPLs and NPLs with a collateral value of $473.2 million were securitized.

On February 25, 2021, we called the outstanding bonds of 2017-B and 2018-C.

On March 4, 2021, our Board of Directors declared a dividend of $0.17 per share, to be paid on March 31, 2021 to stockholders of record as of March 18, 2021.

On March 8, 2021, our Board of Directors appointed Mary Haggerty to a newly created position on our Board. Ms. Haggerty will also serve as a member of the Audit Committee. The appointment will become effective on Monday March 8, 2021. Ms. Haggerty served as a Managing Director of J.P. Morgan Chase from July 2008 until her retirement in March 2020.

Prior to joining J.P. Morgan Chase, Ms. Haggerty held various roles at Bear Stearns & Co., Inc. She has served as a director at J.P. Morgan Residential Mortgage Acceptance Corp., Reoco, Inc. and Bear Stearns Residential Mortgage Corporation. Additionally, she has also served as a director for Virtual Enterprises International, Inc., an educational non-profit, a director of The University at Albany Foundation, and a director of the Dean’s Advisory Board of the School of Business at the University of Albany. In her role for us, Ms. Haggerty is an independent director, as defined by the NYSE. In connection with her appointment, Ms. Haggerty will receive a stock award of 2,000 shares of our common stock subject to a one-year vesting period pursuant to our 2014 Director Equity Plan.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. The evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and their effect on the information generated for use in this Form 10-K. In the course of the evaluation, we reviewed identified data errors, control problems or acts of fraud, and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation will be performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary. Our intent is to maintain the disclosure controls and procedures as dynamic systems that change as conditions warrant.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to our company and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, the Company’s management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting at December 31, 2020 has been audited by Moss Adams LLP. Their attestation report on internal control over financial reporting appears in Part IV, Item 15 and expressed an unqualified opinion. Moss Adams LLP has also audited the consolidated financial statements as of and for the year ended December 31, 2020 and their report expressed an unqualified opinion on those consolidated financial statements.

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

Item 9B. Other Information

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2021 annual stockholders’ meeting.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2021 annual stockholders’ meeting.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2021 annual stockholders’ meeting.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2021 annual stockholders’ meeting.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2021 annual stockholders’ meeting.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
3.3	Articles Supplementary dated as of May 7, 2020 (incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
3.4	Articles of Amendment to Articles Supplementary dated as of May 7, 2020 (incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
4.1
Indenture, dated as of April 19, 2017, by and between the Registrant and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on April 19, 2017 (File No.:001-36844)).

4.2
First Supplemental Indenture, dated as of April 25, 2017, by and between the Registrant and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on April 25, 2017 (File No.:001-36844)).

4.3	Form of 7.25% Convertible Senior Note (incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K filed on April 25, 2017 (File No.:001-36844)).
4.4	Warrants Certificate dated as of May 4, 2020 (incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).

Exhibit Number	Exhibit Description
4.5	Warrants Certificate dated as of May 4, 2020 (incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
10.1
Agreement of Limited Partnership of Great Ajax Operating Partnership LP (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).

10.2	Amended and Restated Management Agreement dated October 27, 2015; incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 2, 2015 (File No.:001-36844)).
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

10.13	Description of Capital Stock (incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-K filed on March 4, 2020 (File No.:001-36844)).
10.14	Securities Purchase Agreement dated as of May 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
10.15
Registration Rights Agreement by and among Great Ajax Corp. and the Purchasers Named herein dated as of May 4, 2020 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).

10.16
Warrant Agency Agreement by and between Great Ajax Corp. and American Stock Transfer & Trust Company, LLC dated as of May 4, 2020 (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 5, 2020 (File No.:001-36844)).

21.1*	List of subsidiaries.
23.1*	Consent of Moss Adams LLP.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
(b) Exhibits.
See Item 15(a)(3) above.
(c) Financial Statement Schedule
Schedule IV — Mortgage Loans on Real Estate.
All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 5, 2021.

GREAT AJAX CORP.
By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Mendelsohn	Chairman and Chief Executive Officer (Principal Executive Officer)	March 5, 2021
Lawrence Mendelsohn

/s/ Mary Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2021
Mary Doyle

/s/ Steven L. Begleiter	Director	March 5, 2021
Steven L. Begleiter

/s/ John Condas	Director	March 5, 2021
John Condas

/s/ Paul Friedman	Director	March 5, 2021
Paul Friedman

/s/ Jonathan Bradford Handley, Jr.	Director	March 5, 2021
Jonathan Bradford Handley, Jr.

/s/ J. Kirk Ogren, Jr.	Director	March 5, 2021
J. Kirk Ogren, Jr.

/s/ Russell Schaub	President and Director	March 5, 2021
Russell Schaub

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Great Ajax Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Great Ajax Corp. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for credit losses on mortgage loans and investments in beneficial interests in 2020 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
The accompanying notes are an integral part of the consolidated financial statements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Mortgage Loans and Interest Income on Loans

As disclosed in Notes 2 and 3 to the consolidated financial statements, the balance of the Company’s mortgage loans, net as of December 31, 2020 was $1,119,372,000. A significant portion of these loans are acquired loans, which have suffered deterioration in credit quality subsequent to origination and therefore are accounted for as purchased credit deteriorated loans ("PCD loans"). Mortgage loans, net, are carried at an amount representing the present value of the Company’s expected future cash flows, net of an allowance for credit losses.

The amount the Company expects to collect over the life of the mortgage loans is based on the Company’s proprietary cash flow model (“model”), updated on a quarterly basis. The model calculates an accretable yield, which is recorded as interest income using the effective interest method. For the year ended December 31, 2020, the interest income recognized on mortgage loans was $77,841,000. An allowance for credit losses on mortgage loans represents the net present value of the difference between the contractual cash flows of the underlying loans and the expected cash flows determined based on the model. As of December 31, 2020, the allowance for credit losses on loans was $13,712,000.

We identified the valuation of mortgage loans and the related recognition of interest income as critical audit matters. The model used to calculate the recorded discount on loans, the allowance for credit losses and the accretion of related interest income consists of observable and unobservable inputs. The principal factors affecting the cash flow projections, which is a complex estimate requiring significant judgment by management, include the following material unobservable inputs: resolution method and timeline, foreclosure likelihood, prepayment rates, and value of underlying properties. The significant unobservable inputs make auditing the valuation of mortgage loans and occurrence and accuracy of interest income on mortgage loans complex and involves a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls relating to the accounting for PCD loans, allowance for credit losses on mortgage loans and accretion of interest income on mortgage loans.
•Evaluating the reasonableness and appropriateness of management’s assumptions and sources of data used in the cash flow projections including resolution methods and timelines, foreclosure likelihood, prepayment rates, and value of underlying properties.
•For a selection of individual loans, recalculating cash flow projections, independently corroborating management’s inputs used in the model, and evaluating the model outputs for reasonableness and accuracy.
•Recalculating the accretable yield recognized on loan pools based on the actual cash collected to date and estimated future cash flows.
•Evaluating the expected interest income recognized on loan pools based on the carrying value of the loans and an expected accretable yield.
•Evaluating the reasonableness of projected cash flows against actual cash collections, and evaluating significant variances, if any, to determine whether the methodology and assumptions utilized are appropriate.

The accompanying notes are an integral part of the consolidated financial statements.

Investments in Beneficial Interests and Interest Income on Beneficial Interests

As disclosed in Notes 2 and 5 to the consolidated financial statements, the Company’s investments in beneficial interests consist of investments in the trust certificates issued by joint ventures which the Company forms with third party investors. The trust certificates are net of residual interest issued by Company sponsored securitization trusts, which are determined to be variable interest entities (“VIE”). Management has determined the Company is not the primary beneficiary of these VIEs and therefore does not consolidate such entities. The Company’s net investments in beneficial interests as of December 31, 2020 was $91,418,000. The same model discussed above in mortgage loans and interest income on loans is utilized to estimate expected cash flows to be collected on the underlying pools of mortgage loans held by the securitization trusts.

As discussed above, the amount the Company expects to collect over the life of the investments in beneficial interests is based on the Company’s model, updated on a quarterly basis. The model calculates an accretable yield which is recorded as interest income using the effective interest method. For the year ended December 31, 2020, the interest income recognized on investments in beneficial interests was $11,754,000. An allowance for credit losses on investments in beneficial interest represents the net present value of the difference between the contractual cash flows of the underlying mortgage loans and the expected cash flows determined based on the model. As of December 31, 2020, the allowance for credit losses on investments in beneficial interest was $4,453,000.

We identified the valuation of investments in beneficial interests and the related recognition of interest income as critical audit matters. The model used to calculate the recorded investments in beneficial interests, the allowance for credit losses and the related recognition of interest income utilizes observable and unobservable inputs. The principal factors affecting the cash flow projections, which is a complex estimate requiring significant judgment by management, include the following material unobservable inputs: resolution method and timeline, foreclosure likelihood, prepayment rates, and value of underlying properties. The significant unobservable inputs make auditing the valuation of investments in beneficial interests and occurrence and accuracy of the related interest income complex and involves a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls relating to the accounting for investments in beneficial interests, allowance for credit losses on beneficial interests and related accretion of interest income.
•Evaluating the reasonableness and appropriateness of management’s assumptions and sources of data used in the cash flow projections including resolution methods and timelines, foreclosure likelihood, prepayment rates, and value of underlying properties.
•For a selection of loans underlying the investments in beneficial interests, recalculating cash flow projections, independently corroborating management’s inputs used in the model, and evaluating the model outputs for reasonableness and accuracy.
•Recalculating the accretable yield recognized on investments in beneficial interests based on the actual cash collected to date and estimated future cash flows.
•Evaluating the expected interest income recognized on investments in beneficial interests based on the carrying value and an expected accretable yield.
•Evaluating the reasonableness of projected cash flows against actual cash collections, and evaluating significant variances, if any, to determine whether the methodology and assumptions utilized are appropriate.

Evaluation of Variable Interest Entities for Consolidation

As disclosed in Notes 2 and 9 to the consolidated financial statements, the Company enters into various types of transactions with special purpose entities, which have primarily consisted of trusts established for the Company’s secured borrowings, investments in debt securities, and beneficial interests. Additionally, the Company may enter into joint ventures with unrelated entities, which generally involves the formation of a special purpose entity. The Company evaluates each transaction and its resulting beneficial interest to determine if the entity formed pursuant to the transaction should be classified as a VIE. If an entity created in a transaction meets the definition of a VIE and the Company determines that it, or a consolidated subsidiary is the primary beneficiary, the Company will include the VIE in its consolidated financial statements. If such an entity is deemed to not be consolidated, the Company records only its investment in the special purpose entity.

We identified the Company’s evaluation of variable interest entities for consolidation as a critical audit matter. The guidance on applying variable interest determination is complex and focuses on identifying the reporting entity with power to make decisions that most significantly impact the economic performance of the entity being evaluated for consolidation and whether the entity with power has the rights to receive benefits that could be significant. Identifying variable interests generally requires
The accompanying notes are an integral part of the consolidated financial statements.

a qualitative assessment that focuses on the purpose and design of an entity and auditing managements determination involves significant auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls relating to management’s evaluation of special purpose entities for purposes of concluding on consolidation requirements.
•Evaluating the reasonableness and appropriateness of management’s evaluation of each VIE and determination of primary beneficiary of the VIE through a decision-making workflow.
•Reading pertinent supporting organizational documents and agreements associated with each VIE to agree key terms with those used in management’s evaluation of each VIE.
•Consulting with our internal specialists on the conclusions reached for each VIE originated during the year.

/s/ Moss Adams LLP

Portland, Oregon
March 5, 2021

We have served as the Company’s auditor since 2014.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$107,147	$64,343
Cash held in trust	188	20
Mortgage loans, net(1,2)	1,119,372	1,151,469
Property held-for-sale, net(3)	7,807	13,537
Rental property, net	719	1,534
Investments in securities at fair value(4)	273,834	231,685
Investments in beneficial interests(5)	91,418	57,954
Receivable from servicer	15,755	17,013
Investment in affiliates	28,616	30,441
Prepaid expenses and other assets	8,876	8,845
Total assets	$1,653,732	$1,576,841
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,6)	$585,403	$652,747
Borrowings under repurchase transactions	421,132	414,114
Convertible senior notes, net(6)	110,057	118,784
Management fee payable	2,247	1,634
Accrued expenses and other liabilities	20,402	5,478
Total liabilities	1,139,241	1,192,757
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,307,400 shares issued and outstanding at December 31, 2020 and no shares issued or outstanding at December 31, 2019	51,100	—
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,892,600 shares issued and outstanding at December 31, 2020 and no shares issued or outstanding at December 31, 2019	64,044	—
Common stock $0.01 par value; 125,000,000 shares authorized, 22,978,339 issued and outstanding at December 31, 2020 and 22,142,143 shares issued and outstanding at December 31, 2019	231	222
Additional paid-in capital	317,424	309,395
Treasury stock	(1,159)	(458)
Retained earnings	53,346	49,446
Accumulated other comprehensive income	375	1,277
Equity attributable to stockholders	485,361	359,882
Non-controlling interests(7)	29,130	24,202
Total equity	514,491	384,084
Total liabilities and equity	$1,653,732	$1,576,841

(1)Mortgage loans, net include $842.2 million and $908.6 million of loans at December 31, 2020 and December 31, 2019, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans, net include $13.7 million and $2.0 million of allowance for loan losses at December 31, 2020 and December 31, 2019, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

(2)As of December 31, 2020, balances for Mortgage loans, net includes $307.1 million and Secured borrowings, net of deferred costs includes $250.6 million from the 50.0% and 63.0% owned joint ventures, respectively. As of December 31, 2019, balances for Mortgage loans, net include $341.8 million and Secured borrowings, net of deferred costs includes $284.8 million from the 50.0% and 63.0% owned joint ventures, all of which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP").
(3)Property held-for-sale, net, includes valuation allowances of $1.4 million and $1.8 million at December 31, 2020 and December 31, 2019, respectively.
(4)As of December 31, 2020 and December 31, 2019 Investments in securities at fair value include amortized cost basis of $273.4 million and $230.4 million, respectively, and net unrealized gains of $0.4 million and $1.3 million, respectively.
(5)Investments in beneficial interests includes allowance for credit losses of $4.5 million at December 31, 2020. No allowance for credit losses was recorded as of December 31, 2019.
(6)Secured borrowings and Convertible senior notes are presented net of deferred issuance costs.
(7)As of December 31, 2020 and December 31, 2019 non-controlling interests includes $27.4 million and $22.4 million, respectively, from the 50.0% and 63.0% owned VIEs all of which the Company consolidates under U.S. GAAP.
The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
($ in thousands except per share data)	2020	2019	2018
INCOME
Interest income	$100,071	$112,416	$108,181
Interest expense	(48,692)	(59,325)	(53,335)
Net interest income	51,379	53,091	54,846
Provision for credit benefit/(losses)	10,820	(803)	(1,164)
Net interest income after provision for credit benefit/(losses)	62,199	52,288	53,682
(Loss)/income from investment in affiliates	(155)	1,332	762
(Loss)/income on sale of mortgage loans(1)	(705)	7,123	—
Other income	2,272	4,176	3,720
Total revenue, net	63,611	64,919	58,164
EXPENSE
Related party expense – loan servicing fees	7,678	9,133	10,148
Related party expense – management fee	8,456	7,356	6,025
Loan transaction expense	(211)	328	389
Professional fees	2,834	2,550	2,179
Real estate operating expenses	1,482	3,685	3,252
Other expense	9,228	4,225	3,934
Total expense	29,467	27,277	25,927
Loss on debt extinguishment	661	429	836
Income before provision for income taxes	33,483	37,213	31,401
Provision for income taxes (benefit)	(125)	124	64
Consolidated net income	33,608	37,089	31,337
Less: consolidated net income attributable to the non-controlling interest	5,112	2,384	2,997
Consolidated net income attributable to Company	28,496	34,705	28,340
Less: dividends on preferred stock	5,740	—	—
Consolidated net income attributable to common stockholders	$22,756	$34,705	$28,340
Basic earnings per common share	$1.00	$1.74	$1.50
Diluted earnings per common share	$1.00	$1.59	$1.43
Weighted average shares – basic	22,641,636	19,710,482	18,642,526
Weighted average shares – diluted	22,641,636	28,173,217	25,830,546

(1)During the year ended December 31, 2020, the Company sold 26 small balance commercial loans (“SBC loans”) with a carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million. Comparatively, during the year ended December 31, 2019, the Company sold 965 loans with a carrying value of $178.8 million and UPB of $202.1 million for a gain of $7.1 million. The Company sold no mortgage loans during the year ended December 31, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
($ in thousands)	2020	2019	2018
Consolidated net income attributable to common stockholders	$22,756	$34,705	$28,340
Other comprehensive (loss)/income:
Net unrealized (loss)/income on investments, net of non-controlling interest	(902)	1,852	(152)
Cumulative reversal of accumulated other comprehensive income due to sale of securities	—	—	(190)
Income tax expense related to items of other comprehensive income	—	—	—
Comprehensive income	$21,854	$36,557	$27,998

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
($ in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$33,608	$37,089	$31,337
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	879	3,604	3,989
Non-cash interest income accretion	(29,040)	(39,113)	(43,749)
Interest and discount accretion on investment in debt securities	(9,852)	(6,655)	(783)
Discount accretion on investment in beneficial interests	(11,754)	(6,426)	—
Loss/(gain) on sale of mortgage loans	705	(7,123)	—
Loss on debt extinguishment	661	429	836
Gain on sale of property held-for-sale	(1,011)	(629)	(380)
Gain on sale of securities	(145)	(8)	(347)
Depreciation of property	29	499	155
Impairment of real estate owned	1,359	2,104	2,700
Provision for credit (benefit)/losses on mortgage loans	(8,274)	803	1,164
Provision for credit benefit on beneficial interests	(2,547)	—	—
Amortization of debt discount and prepaid financing costs	5,176	5,716	6,378
Undistributed loss/(income) from investment in affiliates	155	(1,332)	(762)
Accretion of put option expense	4,733	—	—
Net change in operating assets and liabilities
Prepaid expenses and other assets	(845)	(2,555)	(2,747)
Receivable from Servicer	1,311	(2,231)	2,071
Accrued expenses, management fee payable, and other liabilities	963	830	1,171
Net cash from operating activities	(13,889)	(14,998)	1,033
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(88,965)	(129,186)	(171,311)
Principal paydowns on mortgage loans	127,505	134,696	142,107
Proceeds from sale of mortgage loans	25,412	212,648	—
Draws on small balance commercial loans	(56)	(912)	(267)
Purchase of securities	(144,682)	(187,825)	(176,363)
Principal and interest collection on investments in debt securities	53,517	42,386	6,496
Proceeds on sale of securities	38,944	39,635	8,073
Purchase of rental property	—	(27,524)	(15,385)
Proceeds from sale of property held-for-sale	11,100	17,436	17,632
Renovations and recovery costs of rental property and property held-for-sale	(28)	171	(456)
Investment in Great Ajax FS LLC, including warrants	—	—	(1,750)
Investment in equity method investee	—	(2,502)	—
Distribution from affiliates	1,418	1,144	827
Net cash from investing activities	24,165	100,167	(190,397)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	315,364	322,561	311,128
Repayments on repurchase transactions	(308,346)	(444,372)	(53,424)
Proceeds from sale of secured borrowings	114,534	283,914	167,074
Repayments on secured borrowings	(183,487)	(241,134)	(254,177)
Deferred financing costs	(1,876)	(4,559)	(2,635)
Proceeds from sale of convertible senior notes	—	—	15,184
Repurchase of the Company's senior convertible notes	(10,481)	—	—
The accompanying notes are an integral part of the consolidated financial statements.

Proceeds from issuance of preferred stock and warrants, net of offering costs	124,976	—	—
Sale of common stock, net of offering costs	—	34,301	—
Sale of common stock pursuant to dividend reinvestment plan	131	280	199
Repurchase of the Company's common stock	(436)	—	—
Distribution to non-controlling interest	(329)	(789)	(3,343)
Issuance of non-controlling interest in subsidiaries	145	144	6,709
Dividends paid on common stock	(17,499)	(26,322)	(22,943)
Net cash from financing activities	32,696	(75,976)	163,772
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	42,972	9,193	(25,592)
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	64,363	55,170	80,762
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$107,335	$64,363	$55,170
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$42,301	$53,324	$50,753
Cash paid for income taxes	$94	$71	$266
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for dividends	$7,097	$—	$—
Transfer of loans and loan advances to rental property or property held-for-sale	$4,903	$12,104	$15,072
Unrealized loss/(gain) on available for sale securities, net of non-controlling interest and tax	$902	$(1,852)	$342
Issuance of common stock for management fee and compensation expense	$879	$3,604	$3,989
Treasury stock received through distributions from investment in Manager	$253	$188	$270
Transfer of prepaids to rental property or property held-for-sale	$139	$—	$—
Non-cash adjustments to basis in mortgage loans	$32	$(20)	$347
Non-cash transfer of rental property to Gaea	$—	$41,997	$—
Non-cash equity investment in Gaea resulting from deconsolidation	$—	$18,494	$—
Conversion of Operating Partnership Units	$—	$10,816	$—
Non-cash transfer of loans to Gaea	$—	$2,215	$—
Issuance of shares for investment in Great Ajax FS LLC	$—	$—	$1,011
Convertible senior notes conversion premium recognized in equity	$—	$—	$494
Cumulative effect of change in accounting principle	$—	$—	$110

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows as of December 31, 2020 and December 31, 2019 ($ in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$107,147	$64,343
Restricted cash	188	20
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$107,335	$64,363

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the Years Ended December 31, 2018 through December 31, 2020
($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive (loss)/gain	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2017	—	$—	—	$—	18,588,228	$186	$—	$254,847	$35,556	$(233)	$290,356	$27,082	$317,438
Net income	—	—	—	—	—	—	—	—	28,340	—	28,340	2,997	31,337
Issuance of shares to Great Ajax FS LLC	—	—	—	—	75,001	1	—	1,010	—	—	1,011	—	1,011
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	—	—	—	6,709	6,709
Issuance of shares under dividend reinvestment plan	—	—	—	—	14,953	—	—	199	—	—	199	—	199
Stock-based management fee expense	—	—	—	—	196,503	2	—	2,784	—	—	2,786	—	2,786
Stock-based compensation expense	—	—	—	—	55,466	—	—	1,203	—	—	1,203	—	1,203
Dividends declared ($0.32 per share) and distributions	—	—	—	—	—	—	—	—	(22,943)	—	(22,943)	(3,343)	(26,286)
Conversion premium - Convertible senior notes	—	—	—	—	—	—	—	494	—	—	494	—	494
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(342)	(342)	—	(342)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(110)	110	—	—	—	—
Treasury stock	—	—	—	—	(20,277)	—	(270)	—	—	—	(270)	—	(270)
The accompanying notes are an integral part of the consolidated financial statements.

Balance at December 31, 2018	—	$—	—	$—	18,909,874	$189	$(270)	$260,427	$41,063	$(575)	$300,834	$33,445	$334,279
Net income	—	—	—	—	—	—	—	—	34,705	—	34,705	2,384	37,089
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	—	—	—	(22)	(22)
Sale of shares	—	—	—	—	2,278,518	23	—	34,278	—	—	34,301	—	34,301
Conversion of Operating Partnership Units	—	—	—	—	624,106	6	—	10,810	—	—	10,816	(10,816)	—
Issuance of shares under dividend reinvestment plan	—				20,107	—	—	280	—	—	280	—	280
Stock-based management fee expense	—	—	—	—	237,237	3	—	2,590	—	—	2,593	—	2,593
Stock-based compensation expense	—	—	—	—	85,272	1	—	1,010	—	—	1,011	—	1,011
Dividends declared ($0.32 per share) and distributions	—	—	—	—	—	—	—	—	(26,322)	—	(26,322)	(789)	(27,111)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,852	1,852	—	1,852
Treasury stock	—	—	—	—	(12,971)	—	(188)	—	—	—	(188)	—	(188)
Balance at December 31, 2019	—	$—	—	$—	22,142,143	$222	$(458)	$309,395	$49,446	$1,277	$359,882	$24,202	$384,084
Net income	—	—	—	—	—	—	—	—	28,496	—	28,496	5,112	33,608
Preferred Stock	2,307,400	51,100	2,892,600	64,044	—	—	—	—	—	—	115,144	—	115,144
Issuance of shares of subsidiary	—	—	—	—	—	—	—	—	—	—	—	145	145
Issuance of shares under dividend reinvestment plan	—	—	—	—	14,502	—	—	131	—	—	131	—	131
The accompanying notes are an integral part of the consolidated financial statements.

Stock-based compensation expense	—	—	—	—	114,467	1	—	878	—	—	879	—	879
Dividends declared ($0.32 and $0.17 per share) and distributions	—	—	—	—	781,222	8	—	7,089	(24,596)	—	(17,499)	(329)	(17,828)
Convertible senior notes repurchase	—	—	—	—	—	—	—	(81)	—	—	(81)	—	(81)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(902)	(902)	—	(902)
Treasury stock	—	—	—	—	(73,995)	—	(701)	12	—	—	(689)	—	(689)
Balance at December 31, 2020	2,307,400	$51,100	2,892,600	$64,044	22,978,339	$231	$(1,159)	$317,424	$53,346	$375	$485,361	$29,130	$514,491

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company was formed to facilitate capital raising activities and to operate as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The Company also acquires and originates small balance commercial loans ("SBC loans"). The SBC loans that the Company opportunistically targets, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company may invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has also targeted investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of our Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company’s Operating Partnership, through interests in certain entities, as of December 31, 2020 and December 31, 2019, held 99.9% and 99.8%, respectively, of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company has securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE, and the Company has determined that it is the primary beneficiary of this VIE.

In 2018, the Company formed Gaea Real Estate Corp. ("Gaea"), a wholly owned subsidiary of the Operating Partnership to hold investments in multi-family, mixed use commercial real estate. The Company elected to treat Gaea Real Estate Corp. as a TRS under the Code in 2018 and elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, the Company formed Gaea Real Estate Operating Partnership, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. The Company also formed BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019,
The accompanying notes are an integral part of the consolidated financial statements.

the Company formed DG Brooklyn Holdings, LLC also as a subsidiary of Gaea Real Estate Operating Partnership, to hold investments in multi-family properties.

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of 4,419,641 shares of common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. At December 31, 2020 the Company owned approximately 23.0% of Gaea. From the date of the capital raise forward, the Company accounts for its investment in Gaea under the equity method.

Basis of Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to financial statements.

The Company consolidates the results and balances of four subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that was formed to own residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trust 2017-D ("2017-D") and Ajax Mortgage Loan Trust 2018-C (“2018-C”) are securitization trusts which holds mortgage loans, REO property and secured debt; 2017-D is 50.0% owned by the Company, and 2018-C is 63.0% owned by the Company. Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings and is 99.9% and 99.8%, respectively, owned by the Company as of December 31, 2020 and December 31, 2019. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries.

Due to the Company completing the sale of shares of common stock in its Gaea subsidiary in 2019, the non-controlling ownership interests previously held by third parties are no longer consolidated on the Company's financial statements for BFLD Holdings LLC and DG Brooklyn Holdings, LLC.

At inception, the Company's Operating Partnership was a majority owned partnership that had a non-controlling ownership interest held by an unaffiliated third party included in non-controlling interests on the Company's consolidated balance sheet. At December 31, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by an unaffiliated holder. The OP units were exchangeable on a 1-for-1 basis with shares of the Company's common stock. During the second quarter of 2019, all 624,106 OP units held by the unaffiliated holder were exchanged for shares of the Company's common stock. As a result, at both December 31, 2019 and December 31, 2020, the Operating Partnership was 100% owned by the Company. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.

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

Mortgage loans

Purchased Credit Deteriorated Loans ("PCD Loans")
The accompanying notes are an integral part of the consolidated financial statements.

As of their acquisition date, the loans acquired by the Company have generally suffered some credit deterioration subsequent to origination. As a result, prior to the adoption of ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL, on January 1, 2020, the Company was required to account for the mortgage loans pursuant to ASC 310-30, Accounting for Loans with Deterioration in Credit Quality. Under both standards, the Company’s recognition of interest income for loans with deteriorated credit quality is based upon its having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses expected cash flows to apply the effective interest method of income recognition.

Under both CECL and ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. However, CECL allows more flexibility to the Company to adjust its loan pools as the underlying risk factors change over time. Under ASC 310-30, RPLs were determined by the Company to have common risk characteristics and were accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, NPLs were determined to have common risk characteristics and were accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. The result was generally two additional pools (RPLs and NPLs) each quarter. Under CECL, the Company has re-aggregated its loan pools around similar risk factors, while eliminating the previous distinction for the quarter in which loans were acquired. This resulted in a reduction of the number of loan pools to four as of March 31, 2020. The number of pools was then re-evaluated and increased to six as of June 30, 2020 and remains at six loan pools as of December 31, 2020. Each loan pool is oriented around similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as Interest income in the period the loan pays in full.

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

Non PCD Loans

The accompanying notes are an integral part of the consolidated financial statements.

While the Company generally acquires loans that have experienced deterioration in credit quality, it also acquires loans that have not experienced a deterioration in credit quality and originates SBC loans which are also subject to the provisions of CECL as discussed above.

The Company estimates any allowance for credit losses for its non-PCD loans based on historical experience and the risk characteristics of the individual loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans.

If necessary, an allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is the difference between the present value of the expected future cash flows from the loan and the contractual balance due.

Investments in Securities at Fair Value

The Company’s Investments at Fair Value as of December 31, 2020 and December 31, 2019 consist of investments in senior and subordinate notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive income. The Company marks its investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of income. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

The Company’s Investments in Beneficial Interests as of December 31, 2020 and December 31, 2019 consist of investments in the trust certificates issued by joint ventures which the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. The Company adopted CECL with respect to its Investment in beneficial interests on January 1, 2020. The methodology is similar to that described in "Mortgage Loans" except that the Company only recognizes its ratable share of gain, loss, income or expense.

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

The accompanying notes are an integral part of the consolidated financial statements.

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

Put Option Liability

As part of the Company’s capital raise transactions during the quarter ended June 30, 2020, the Company issued two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. The put option was recorded as a liability in the Company's consolidated balance sheet within accrued expenses and other liabilities with an original basis of $9.5 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings.

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
The accompanying notes are an integral part of the consolidated financial statements.

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

Under the Management Agreement the Company pays a quarterly base management fee based on its stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, and may be required to pay a quarterly incentive management fee based on its cash distributions to its stockholders, and has the option to pay up to 100% of the base and incentive fees in cash rather than in half cash and half shares of its common stock. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end. See Note 10 — Related party transactions.

Servicing Fees

The Company is also a party to a Servicing Agreement (the "Servicing Agreement"), expiring July 8, 2029, with the Servicer. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives an annual
The accompanying notes are an integral part of the consolidated financial statements.

servicing fee ranging from 0.65% annually of the unpaid principal balance (“UPB”) to 1.25% annually of UPB for loans that are non-performing at acquisition. For certain of the Company’s joint ventures, the Servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% to 0.20% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the servicing agreement. The fees do not change if a RPL becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The Servicing Agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 10 — Related party transactions.

Stock-based Payments

At least a portion of the management fee is payable in cash, and a portion of the management fee may be payable (at the Company's discretion) in shares of the Company’s common stock which are issued to the Manager in a private placement and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). The number of shares issued to the Manager (if any) is determined based on the higher of the most recently reported book value or the average of the closing prices of the Company's common stock on the New York Stock Exchange ("NYSE") on the five business days after the date on which the most recent regular quarterly dividend to holders of the common stock is paid. Any management fees paid in common stock are recognized as an expense in the quarter incurred and recorded in stockholders' equity at quarter end. The shares vest immediately upon issuance. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received.

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
The accompanying notes are an integral part of the consolidated financial statements.

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

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loans. The value of transfers of mortgage loans to REO is based upon the present value of future expected cash flows of the loans being transferred.

The Company values its investments in debt securities using estimates provided by our financing counterparties. The Company also relies on the Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on these investments as a comparison to the estimates received from financing counterparties. The Company also relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on its investments in beneficial interests. During the quarter ended September 30, 2020, the Company transferred its beneficial interests from level 2 to level 3 due to our increased reliance on our Manager’s pricing model for these valuations.

The Company's investment in the Manager is valued by applying an earnings multiple to base fee revenue.

The Company's investments in AS Ajax E LLC and AS Ajax E II LLC are valued using estimates provided by financing counterparties and other publicly available information.

The fair value of the Company's investment in GAFS, including warrants, is determined by applying an earnings multiple to expected earnings.

The fair value of the Company's investment in Gaea is estimated using a projected net operating income for its property portfolio.

The fair value of the Company's investment in the loan pool LLCs is determined by using estimates of underlying assets and liabilities taken from our Manager's pricing model. Previously through September 30, 2020 the fair value of the investment in the loan pool LLCs was presented as the carrying value due to the recent nature of the acquisition transactions.

The fair value of the Company's put option liability is adjusted to approximate market value through earnings. Fair value is determined by using the greater of the expected call or put prices based on the call price, the carry cost discount and the interest discount.

The fair value of secured borrowings is estimated using estimates provided by the Company's financing counterparties, which are compared for reasonableness to the Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans collateralizing the debt. During the quarter ended June 30, 2020, the Company transferred its secured borrowings from level 3 to level 2 due to our increased reliance on the use of estimates provided by the Company's financing counterparties in the determination of secured borrowings fair values.

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

The carrying values of our Cash and cash equivalents, Cash held in trust, Receivable from Servicer, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.

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

The Company’s consolidated Financial Statements include the operations of two TRS entities, GA-TRS LLC and GAJX Real Estate Corp, which are subject to U.S. federal, state and local income taxes on their taxable income. Income from these two entities and any other TRS that the Company forms will be subject to U.S. federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences or benefits attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Reclassifications

As of December 31, 2020, the Company reclassified its investments in warrants for the purchase of an additional interest in GAFS with a balance of $0.8 million at December 31, 2019 from the Prepaid expenses and other assets classification in the consolidated balance sheets to the Investments in affiliates classification to more accurately present the Company's combined interest in GAFS. There was no effect on the Company's reported earnings or cash flows for the period presented. Also, the Company reclassified the acquisition of commercial loans with the purchase of mortgage loan pools and related
The accompanying notes are an integral part of the consolidated financial statements.

balances on the Statement of Cash Flows. The Company believes this to be an immaterial reclassification. Additionally, certain other amounts in the Company's 2017, 2018 and 2019 consolidated financial statements and notes have been reclassified to conform to current period presentations. These reclassifications had no effect on previously reported net income or equity.

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
The accompanying notes are an integral part of the consolidated financial statements.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. The amendments in this update clarify the guidance in ASC 310-20-35-33 pertaining to the amortization period used for deferred expenses and premiums associated with purchased callable debt securities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted, including adoption in any interim period. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this update ensure that all guidance that requires or provides an option for an entity to provide information in the notes of financial statements is codified in the Disclosure section of the codification and also clarifies the guidance in cases in which the original guidance may have been unclear. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. The Company is currently evaluating this amendment and does not anticipate a material impact on its consolidated financial statements and related disclosures.

Note 3 — Mortgage Loans

The accompanying notes are an integral part of the consolidated financial statements.

The following table presents information regarding the carrying value for the Mortgage loan categories of RPL, NPL, SBC and originated as of December 31, 2020 and 2019 ($ in thousands):

	As of December 31,
Loan portfolio basis by asset type	2020	2019
Residential RPLs	$1,057,454	$1,085,514
Residential NPLs	38,724	30,869
SBC loans	23,194	35,086
Total	$1,119,372	$1,151,469

Included on the Company’s consolidated balance sheets as of December 31, 2020 and December 31, 2019 are approximately $1.1 billion and $1.2 billion, respectively, of RPLs, NPLs, and SBCs. RPLs, NPLs and SBCs are categorized at acquisition. The carrying value of RPLs and NPLs reflects the original investment amount, plus accretion of interest income and credit and non-credit discount, less principal and interest cash flows received; while the carrying value of SBCs reflects the original investment amount, credit and non-credit discount, less principal cash flows received. The carrying values at December 31, 2020 and December 31, 2019 for the Company's loans in the table above are presented net of a cumulative allowance for loan losses of $13.7 million and $2.0 million, respectively, reflected in the appropriate lines in the table by loan type. For the year ended December 31, 2020, the Company recognized a recovery of $8.3 million of provision for credit losses. For the years ended December 31, 2019 and 2018, the Company recognized a provision for credit losses of $0.8 million and $1.2 million, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company accreted $85.4 million, $95.1 million and $102.5 million, respectively, into interest income with respect to its RPL, NPL and SBC loan pools.

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

During the years ended December 31, 2020 and 2019, the Company purchased 304 and 573 RPLs with UPB of $61.7 million and $122.5 million, respectively. During the years ended December 31, 2020 and 2019, 65 and 35 NPLs were purchased with UPB of $16.0 million and $6.7 million, respectively. During the years ended December 31, 2020 and 2019, the Company acquired 14 and 22 SBC loans with UPB of $20.3 million and $19.0 million, respectively.

During the year ended December 31, 2020 the Company sold 26 commercial loans to Gaea, an affiliated entity, with a carrying value of $26.1 million and UPB of $26.2 million and a collateral value of $44.2 million. Comparatively, during the year ended December 31, 2019 the Company sold 965 loans with a carrying value of $178.8 million and UPB of $202.1 million and collateral values of $323.7 million. See Note 10 — Related Party Transactions.

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
The accompanying notes are an integral part of the consolidated financial statements.

("4f4-6f6 and below"). The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	December 31, 2020
	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$—	$257	$488	$1,991	$41,746	$280,606	$99,909	$424,997
2018-C	—	—	—	—	—	14,100	119,343	39,778	173,221
2017-D	—	—	—	121	—	6,826	94,711	32,238	133,896
California	2,221	952	1,484	362	—	5,292	60,393	18,084	88,788
7f7 and better	—	911	434	—	2,125	17,520	88,414	32,831	142,235
4f4-6f6 and below	872	1,397	2,054	336	305	13,409	78,202	30,239	126,814
Non-PCD	21,387	4,738	64	2,493	99	611	20	9	29,421
Total	$24,480	$7,998	$4,293	$3,800	$4,520	$99,504	$721,689	$253,088	$1,119,372

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the year ended December 31, 2020 ($ in thousands):

	For the year ended December 31, 2020
	PCD Loans	Non PCD Loans
Par	$70,811	$27,191
Discount	(6,457)	(701)
Allowance	(1,879)	—
Purchase Price	$62,475	$26,490

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for loan credit losses when there are changes in its expectation of future cash flows. An increase to the allowance for losses will occur when there is a reduction in the Company's expected future cash flows. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to a provision for loss. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. During the year ended December 31, 2020, the Company recorded a recovery of the provision for credit losses of $8.3 million on its mortgage loan portfolio primarily as a result of improved cash flow expectations despite the pandemic caused by COVID-19 that began during the first quarter of 2020. During the years ended December 31, 2019 and 2018, the Company recorded a provision for credit losses of $0.8 million and $1.2 million, respectively, on its mortgage loan portfolio. An analysis of the balance in the allowance for loan losses account follows ($ in thousands):

	For the year ended December 31,
	2020	2019	2018
Allowance for loan credit losses, beginning of period	$(1,960)	$(1,164)	$—
Beginning period adjustment for CECL	(10,156)	—	—
Reversal of / (increase in) provision for credit losses on mortgage loans	8,274	(803)	(1,164)
Incremental (increase in) / reversal of allowance for loan credit losses	(7,991)	7	—
Increase in allowance for loan credit losses for loan acquisitions	(1,879)	—	—
Allowance for loan credit losses, end of period	$(13,712)	$(1,960)	$(1,164)
The accompanying notes are an integral part of the consolidated financial statements.

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of December 31, 2020 and 2019 ($ in thousands):

	As of December 31, 2020
	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$311,941	$48,266	$19,559	$43,364	$1,867	$424,997
2018-C	70,034	20,541	15,300	57,538	9,808	173,221
2017-D	58,198	24,906	12,437	36,106	2,249	133,896
California	42,214	7,660	5,519	29,343	4,052	88,788
7f7 and better	72,613	14,003	12,447	41,383	1,789	142,235
4f4- 6f6 and below	13,976	10,773	7,157	68,677	26,231	126,814
Non-PCD	22,562	6,099	56	704	—	29,421
Total	$591,538	$132,248	$72,475	$277,115	$45,996	$1,119,372

	As of December 31, 2019
	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$265,677	$37,553	$14,034	$4,597	$—	$321,861
2018-C	75,253	33,904	19,756	42,315	8,074	179,302
2017-D	68,996	28,318	14,452	33,166	3,188	148,120
California	90,658	12,733	9,123	20,737	1,173	134,424
7f7 and better	147,722	29,371	22,645	28,864	1,829	230,431
4f4-6f6 and below	6,412	4,329	12,946	66,177	24,033	113,897
Non-PCD	21,425	—	850	1,159	—	23,434
Total	$676,143	$146,208	$93,806	$197,015	$38,297	$1,151,469

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties for its rental portfolio or through conversions of mortgage loans in its portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Rental Property

As of December 31, 2020, the Company owned six rental properties with an aggregate carrying value of $0.7 million held for investment as rentals, at which time five were rented. One property was acquired as an RPL but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure and three were transferred from Property held-for-sale, where all three were acquired through foreclosures. The remaining rental property was directly purchased. As of December 31, 2019, the Company owned 10 rental properties with an aggregate carrying value of $1.5 million held for investment as rentals, at which time six were rented. Two properties were acquired as RPLs but transitioned to foreclosure prior to boarding by the Servicer, one was acquired through foreclosure, and six were transferred from Property held-for-sale, where all six were acquired through foreclosures. The remaining rental property was directly purchased.

Property Held-for-Sale

The Company classifies REO as held-for-sale if the REO is expected to be actively marketed for sale. As of December 31, 2020 and 2019, the Company’s net investments in REO held-for-sale were $7.8 million and $13.5 million, respectively, which include balances of $0.3 million and $2.2 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. For the years ended December 31, 2020 and 2019, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio or were transfers from rental property.

The accompanying notes are an integral part of the consolidated financial statements.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the years ended December 31, 2020 and 2019 ($ in thousands):

	For the year ended December 31,
	2020		2019
	Count	Amount	Count	Amount
Balance at beginning of year	58	$13,537	102	$19,402
Net transfers from mortgage loans and prepaids	20	4,903	61	12,104
Adjustments to record at lower of cost or fair value	—	(1,359)	—	(2,104)
Disposals	(50)	(10,089)	(109)	(16,819)
Transfer from rental property	4	795	6	1,613
Transfer to rental property	—	—	(2)	(414)
Other	—	20	—	(245)
Balance at end of year	32	$7,807	58	$13,537

Dispositions

During the years ended December 31, 2020 and 2019 the Company sold 50 and 109 REO properties realizing net gains of approximately $1.0 million and $0.6 million, respectively. These amounts are included in Other income on the Company's consolidated statements of income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for the years ended December 31, 2020 and 2019 of $1.4 million and $2.1 million, respectively.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIEs, that the Company has sponsored but which the Company does not consolidate since it has determined it is not the primary beneficiary. See Note 10 — Related party transactions. The Company marks its debt securities to fair value using prices provided by financing counterparties, and believes any unrealized losses to be temporary. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the COVID-19 pandemic, and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. The following table presents information regarding the Company's investments in debt securities and investments in beneficial interests ($ in thousands):

	As of December 31, 2020
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$273,459	$1,152	$(777)	$273,834
Beneficial interests in securitization trusts	91,418	—	—	91,418
Total investments at fair value	$364,877	$1,152	$(777)	$365,252

(1)Basis amount is net of any realized amortized costs, principal paydowns and interest receivable on securities of $0.2 million.

	As of December 31, 2019
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$230,408	$1,643	$(366)	$231,685
Beneficial interests in securitization trusts	57,954	—	—	57,954
Total investments at fair value	$288,362	$1,643	$(366)	$289,639
The accompanying notes are an integral part of the consolidated financial statements.

(1)Basis amount is net of any realized amortized costs and principal paydowns and interest receivable on securities of $0.3 million.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of December 31, 2020
	Step-up date(1)	Basis(2)	Gross unrealized losses	Carrying value (fair value)
Debt securities due September 2059(3)	February 2023/April 2023	$22,216	$(238)	$21,978
Debt securities due November 2059(4)	April 2023	14,738	(61)	14,677
Debt securities due December 2059(4)	July 2023	47,270	(315)	46,955
Debt securities due September 2060(4)	March 2024	34,970	(44)	34,926
Debt Securities due June 2060(4)	March 2024	35,127	(119)	35,008
Total		$154,321	$(777)	$153,544

(1)Step-up date is the date at which the coupon interest rate on the security increases. The Company expects the security to be called before the step-up date.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This line is comprised of two securities that are both due September 2059. One security with a balance of $0.2 million has been in an unrealized loss position for less than 12 months and has a step-up date in April 2023 and the other security of $0.1 million has been in a loss position for 12 months or longer and has a step-up date in February 2023.
(4)This security has been in an unrealized loss position for less than 12 months.

	As of December 31, 2019
	Step-up date(1)	Basis(2)	Gross unrealized losses	Carrying value (fair value)
Debt securities due April 2058(3)	None	$6,855	$(9)	$6,846
Debt securities due February 2057(3)	October 2021	7,324	(1)	7,323
Debt securities due September 2059(4)	February 2023	37,843	(356)	37,487
Total		$52,022	$(366)	$51,656

(1)Step-up date is the date at which the coupon interest rate on the security increases. The Company expects the security to be called before the step-up date.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)These securities have been in an unrealized loss position for 12 months or longer.
(4)This security has been in an unrealized loss position for less than 12 months.

As of December 31, 2020, the Company recorded $1.2 million gross unrealized gains and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet at a fair value of $273.8 million, which includes $0.2 million in interest receivable. As of December 31, 2019, the Company recorded a gross unrealized gain of $1.6 million and a gross unrealized loss of $0.4 million in fair valuation adjustments in accumulated other comprehensive income on the Company's consolidated balance sheet at fair value of $231.7 million, which includes $0.3 million in interest receivable.

During 2020 and 2019, the Company acquired $144.7 million and $187.8 million, respectively, in debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment in the trust.  In certain transactions, the joint ventures also issued subordinated notes. Of the $144.7 million of debt securities acquired in 2020, the Company acquired $115.6 million in senior notes and $9.8 million in subordinate notes. The debt securities are carried at fair value. Comparatively, of the $187.8 million of debt securities acquired in 2019, the Company acquired $139.6 million in senior notes and $16.8 million in subordinate notes. During the year ended December 31, 2020, the Company sold senior notes issued by certain joint ventures for total proceeds of $38.9 million and recognized a gain of $0.1 million, net of transaction fees. Comparatively, during the year ended December 31, 2019, the Company sold senior notes issued by certain joint ventures for total proceeds of $39.6 million and recognized a gain of $8 thousand, net of transaction fees.

The Company also acquired $19.3 million and $31.4 million in beneficial interests issued by joint ventures in 2020 and 2019. As of December 31, 2020, the investments in beneficial interests were carried on the Company's consolidated balance
The accompanying notes are an integral part of the consolidated financial statements.

sheet at $91.4 million. For the year ended December 31, 2019, the investments in beneficial interests were carried on the Company's consolidated balance sheet at $58.0 million. As of December 31, 2020 and December 31, 2019, the Company owned no securities that were past due.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the year ended December 31, 2020 ($ in thousands):

For the year ended December 31, 2020
Beneficial Interest
Par	$27,319
Discount	(5,233)
Allowance	(2,779)
Purchase Price	$19,307

The Company adopted CECL using the prospective transition approach for PCD assets for its beneficial interests on January 1, 2020, at the time $4.2 million was reclassified from discount to allowance for credit losses for its Investments in beneficial interests. Under CECL, the Company adjusts its allowance for loan losses when there are changes in its expectation of future cash flows. An increase to the allowance for losses will occur when there is a reduction in the Company’s expected future cash flows. A reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to a provision for losses. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary. During 2020, the Company recorded a reversal of the provision for credit losses of $2.5 million on its beneficial interest portfolio, primarily as a result of increased cash flow expectations despite the pandemic caused by COVID-19 that began during the first quarter of 2020. During 2019, the Company recorded no impairment on its beneficial interests. An analysis of the balance in the allowance for beneficial interest losses account follows ($ in thousands):

	For the year ended December 31,
	2020	2019
Allowance for beneficial interests credit losses, beginning balance	$—	$—
Beginning period adjustment for CECL	(4,221)	—
Reversal of provision for credit losses on beneficial interests	2,547	—
Increase in allowance for beneficial interest credit losses for acquisitions	(2,779)	—
Allowance for beneficial interests credit losses, end balance	$(4,453)	$—

Note 6 — Fair Value

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of December 31, 2020 and 2019 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2020	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$273,834	$—	$273,834	$—
Recurring financial liabilities
Put option liability	$14,205	$—	$—	$14,205

The accompanying notes are an integral part of the consolidated financial statements.

		Level 1	Level 2	Level 3
December 31, 2019	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investments in debt securities at fair value	$231,685	$—	$231,685	$—

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of December 31, 2020 and 2019 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2020	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,119,372	$—	$—	$1,232,081
Investment in beneficial interests	$91,418	$—	$—	$91,418
Investment in Manager	$1,366	$—	$—	$11,709
Investment in AS Ajax E LLC	$776	$—	$934	$—
Investment in AS Ajax E II LLC	$3,381	$—	$3,484	$—
Investment in GAFS, including warrants	$2,711	$—	$—	$3,320
Investment in Gaea	$20,001	$—	$—	$19,150
Investment in Loan pool LLCs	$381	$—	$—	$701
Financial liabilities
Secured borrowings, net	$585,403	$—	$—	$586,419
Borrowings under repurchase agreement	$421,132	$—	$421,132	$—
Convertible senior notes, net	$110,057	$110,675	$—	$—

		Level 1	Level 2	Level 3
December 31, 2019	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,151,469	$—	$—	$1,260,385
Investment in beneficial interests	$57,954	$—	$57,954	$—
Investment in Manager	$1,755	$—	$—	$7,721
Investment in AS Ajax E LLC	$931	$—	$1,012	$—
Investment in AS Ajax E II LLC	$3,977	$—	$3,895	$—
Investment in GAFS, including warrants	$3,023	$—	$—	$3,320
Investment in Gaea	$19,995	$—	$—	$19,995
Investment in Loan pool LLCs	$760	$—	$—	$760
Financial liabilities
Secured borrowings, net	$652,747	$—	$—	$657,918
Borrowings under repurchase transactions	$414,114	$—	$414,114	$—
Convertible senior notes, net	$118,784	$132,173	$—	$—

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

The Company's investment in the Manager is valued by applying an earnings multiple to base fee revenue.

The Company’s investments in AS Ajax E LLC and AS Ajax E II LLC are valued using estimates provided by financing counterparties or other publicly available information.

The fair value of the Company's investment in GAFS, including warrants, is determined by applying an earnings multiple to expected earnings.

The Company's investment in Gaea is estimated using a projected net operating income for its property portfolio.

The Company's fair value of its investment in the loan pool LLCs is determined by using estimates of underlying assets and liabilities taken from the Manager's pricing model. Previously through September 30, 2020 the Company's investment in the loan pool LLCs was presented as the carrying value due to the recent nature of the acquisition transactions.

The fair value of secured borrowings is estimated using estimates provided by the Company's financing counterparties, which are compared for reasonableness to the Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans collateralizing the debt. During the quarter ended June 30, 2020, the Company transferred its secured borrowings from level 3 to level 2 due to the Company's increased reliance on the use of estimates provided by its financing counterparties in the determination of secured borrowings fair values.

The Company's put option liability is adjusted to approximate market value through earnings. Fair value is determined by using the greater of the expected call or put prices based on the call price, the carry cost discount and the interest discount.

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

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition cost (cost) or net realizable value. Net realizable value is determined based on appraisals, broker price opinions, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of December 31, 2020 and 2019 ($ in thousands):

The accompanying notes are an integral part of the consolidated financial statements.

			Level 1	Level 2	Level 3
December 31, 2020	Carrying Value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$7,807	$(1,359)	$—	$—	$7,807

			Level 1	Level 2	Level 3
December 31, 2019	Carrying Value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$13,537	$(2,104)	$—	$—	$13,537

Note 7 — Affiliates

Unconsolidated Affiliates

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At December 31, 2020 the Company owned approximately 23.0% of Gaea with third party investors owning the remaining approximately 77.0%. The Company accounts for its investment in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. The Company accounts for its investment using the equity method.

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

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. As of December 31, 2020 and 2019, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	For the year ended December 31,
Net income/(loss) at 100%	2020	2019	2018
Gaea Real Estate Corp.	$720	$(20)	$—
AS Ajax E LLC	$209	$299	$324
Loan pool LLCs	$(133)	$(9)	$—
Thetis Asset Management LLC	$(693)	$4,685	$2,202
Great Ajax FS LLC(1)	$(3,901)	$2,233	$1,257

	December 31, 2020		December 31, 2019
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Gaea Real Estate Corp.	$94,639	$11,886	$83,068	$768
AS Ajax E LLC	$4,808	$2	$5,747	$2
Loan pool LLCs	$2,423	$3,961	$1,592	$3,095
Thetis Asset Management LLC	$9,531	$2,122	$12,277	$2,265
Great Ajax FS LLC	$56,532	$36,101	$61,432	$37,142

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	For the year ended December 31,
Net income/(loss) at the Company's share	2020	2019	2018
Gaea Real Estate Corp.	$165	$(5)	$—
AS Ajax E LLC	$34	$49	$53
Loan pool LLCs	$(54)	$(4)	$—
Thetis Asset Management LLC	$(137)	$928	$436
Great Ajax FS LLC(1)	$(312)	$179	$90

	December 31, 2020		December 31, 2019
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Gaea Real Estate Corp.	$21,729	$2,729	$19,252	$178
AS Ajax E LLC	$791	$—	$948	$—
Loan pool LLCs	$973	$1,595	$637	$1,247
Thetis Asset Management LLC	$1,887	$420	$2,431	$448
Great Ajax FS LLC	$4,523	$2,888	$4,915	$2,971

(1)Net income at the Company's share is not directly proportionate to Net income at 100% due to the timing of the Company's acquisition during the year ended December 31, 2018.

Consolidated affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIE’s, and the Company has determined that it is the primary beneficiary of certain of these VIE’s. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II LLC, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of December 31, 2020, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third-parties. 2017-D and 2018-C are securitization trusts formed to hold mortgage loans, REO property and secured
The accompanying notes are an integral part of the consolidated financial statements.

debt. As of December 31, 2020 and 2019, 2017-D was 50.0% owned by a third-party institutional investor. As of December 31, 2020 and 2019, 2018-C was 63.0% owned by the Company, with the remainder held by third-party institutional accredited investors. Great Ajax II REIT holds an interest in Great Ajax II Depositor LLC which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. Great Ajax II REIT was 99.9% and 99.8%, respectively, owned by the Company as of December 31, 2020 and 2019.

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

At December 31, 2020, the Company had commitments to purchase, subject to due diligence, 40 RPLs and NPLs secured by single-family residences with aggregated UPB of $6.0 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its third party institutional accredited co-investors. See Note 16 — Subsequent Events, for remaining open acquisitions as of the filing date.

During the quarter ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. Accordingly, the Company has recognized a liability on its consolidated balance sheet within accrued expenses and other liabilities at December 31, 2020 for the present value of the put liability of $14.2 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings. The expense is recognized in the other expense line of the Company's consolidated statements of income. The following table sets forth the details of the Company's put option liability ($ in thousands):

	For the year ended December 31,
	2020	2019	2018
Beginning balance	$—	$—	$—
Basis of put option liability	9,482	—	—
Amortization of put option expense	4,475	—	—
Mark to market adjustment	248	—	—
Ending balance	$14,205	$—	$—

The full extent of the impact of COVID-19 on the global economy generally, and the Company's business in particular, is uncertain. As of December 31, 2020, no contingencies have been recorded on the Company's consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term adverse impacts on the Company's financial condition, results of operations, and cash flows.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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
The accompanying notes are an integral part of the consolidated financial statements.

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			December 31, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2021	October 9, 2020	$35,635	$35,635	$46,120	129%	2.33%
January 6, 2021	September 28, 2020	7,697	7,697	10,075	131%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,114	129%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,044	130%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,575	129%	2.32%
January 14, 2021	October 29, 2020	6,991	6,991	8,738	125%	2.35%
January 20, 2021	October 20, 2020	13,263	13,263	16,582	125%	2.22%
January 29, 2021	October 30, 2020	7,762	7,762	9,702	125%	2.21%
January 29, 2021	October 30, 2020	7,153	7,153	9,537	133%	2.21%
February 1, 2021	December 1, 2020	12,258	12,258	16,052	131%	1.88%
February 1, 2021	December 1, 2020	12,015	12,015	15,794	131%	1.88%
February 1, 2021	December 1, 2020	5,298	5,298	6,895	130%	1.88%
February 1, 2021	December 1, 2020	3,985	3,985	5,136	129%	1.88%
February 1, 2021	December 1, 2020	2,887	2,887	3,790	131%	1.88%
February 1, 2021	December 1, 2020	2,332	2,332	3,360	144%	2.03%
February 1, 2021	December 1, 2020	1,132	1,132	1,607	142%	2.03%
February 12, 2021	November 13, 2020	2,945	2,945	4,428	150%	2.02%
March 5, 2021	December 7, 2020	24,946	24,946	33,348	134%	1.78%
March 5, 2021	December 7, 2020	24,312	24,312	32,571	134%	1.78%
March 17, 2021	December 17, 2020	10,219	10,219	13,172	129%	1.78%
March 17, 2021	December 17, 2020	8,381	8,381	10,872	130%	1.78%
March 17, 2021	December 17, 2020	3,894	3,894	5,193	133%	1.78%
March 17, 2021	December 17, 2020	1,145	1,145	1,687	147%	1.93%
March 24, 2021	December 24, 2020	7,016	7,016	10,024	143%	1.94%
March 24, 2021	December 24, 2020	5,008	5,008	6,637	133%	1.79%
March 24, 2021	December 24, 2020	2,577	2,577	3,367	131%	1.79%
April 9, 2021	October 13, 2020	33,084	33,084	43,069	130%	2.35%
July 9, 2021	July 10, 2020	250,000	53,256	84,337	158%	2.64%
September 23, 2021	September 24, 2020	400,000	101,117	160,068	158%	2.65%
Totals/weighted averages		$916,759	$421,132	$595,599	141%	2.29%

The accompanying notes are an integral part of the consolidated financial statements.

			December 31, 2019
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 3, 2020	November 26, 2019	$8,411	$8,411	$11,098	132%	3.45%
January 3, 2020	November 26, 2019	6,093	6,093	9,038	148%	3.45%
January 3, 2020	November 26, 2019	5,175	5,175	6,855	132%	3.45%
January 3, 2020	December 2, 2019	11,966	11,966	15,742	132%	3.45%
January 3, 2020	December 2, 2019	10,648	10,648	14,058	132%	3.45%
January 3, 2020	December 2, 2019	5,485	5,485	7,050	129%	3.45%
January 3, 2020	December 2, 2019	4,096	4,096	5,261	128%	3.45%
January 3, 2020	December 2, 2019	1,644	1,644	2,388	145%	3.55%
January 3, 2020	December 2, 2019	1,576	1,576	2,287	145%	3.55%
January 10, 2020	December 11, 2019	21,088	21,088	28,284	134%	3.47%
January 10, 2020	December 11, 2019	1,808	1,808	2,640	146%	3.57%
January 13, 2020	July 11, 2019	8,956	8,956	13,016	145%	4.16%
January 21, 2020	December 20, 2019	15,718	15,718	20,623	131%	3.41%
January 21, 2020	December 20, 2019	10,305	10,305	13,521	131%	3.41%
January 21, 2020	December 20, 2019	5,840	5,840	7,324	125%	3.41%
January 21, 2020	December 20, 2019	2,784	2,784	4,050	145%	3.51%
January 28, 2020	October 30, 2019	5,318	5,318	7,464	140%	3.19%
January 28, 2020	October 30, 2019	2,520	2,520	3,381	134%	2.99%
February 3, 2020	August 1, 2019	7,568	7,568	9,702	128%	4.19%
February 3, 2020	August 1, 2019	6,664	6,664	9,537	143%	4.19%
February 24, 2020	November 26, 2019	41,412	41,412	54,828	132%	2.92%
March 25, 2020	September 25, 2019	7,075	7,075	10,024	142%	3.96%
March 25, 2020	September 25, 2019	5,851	5,851	7,423	127%	3.81%
March 26, 2020	September 26, 2019	27,075	27,075	34,591	128%	3.81%
March 27, 2020	September 27, 2019	2,915	2,915	3,709	127%	3.79%
June 3, 2020	December 6, 2019	6,097	6,097	7,891	129%	3.64%
June 3, 2020	December 6, 2019	4,704	4,704	6,106	130%	3.64%
June 3, 2020	December 6, 2019	3,053	3,053	4,035	132%	3.64%
June 3, 2020	December 6, 2019	2,332	2,332	3,360	144%	3.79%
June 3, 2020	December 6, 2019	1,132	1,132	1,607	142%	3.79%
June 19, 2020	December 19, 2019	13,447	13,447	18,076	134%	3.55%
June 19, 2020	December 19, 2019	1,155	1,155	1,687	146%	3.70%
June 30, 2020	December 30, 2019	5,286	5,286	7,044	133%	3.57%
June 30, 2020	December 30, 2019	3,324	3,324	4,667	140%	3.72%
July 10, 2020	July 12, 2019	250,000	28,931	57,397	198%	4.28%
September 24, 2020	September 25, 2019	400,000	116,662	164,403	141%	4.24%
Totals/weighted averages		$918,521	$414,114	$580,167	140%	3.77%

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. During the last two weeks in March 2020, the Company received margin calls from its financing counterparties in the amount of $28.2 million due to the turmoil in the financial markets resulting from COVID-19. The Company ended the first quarter of 2020 with $32.4 million of cash collateral on deposit with its financing counterparties. However, subsequent to March 31, 2020, the Company's required cash collateral position has declined as security prices increased and its financing counterparties returned a portion of the cash collateral. As of
The accompanying notes are an integral part of the consolidated financial statements.

December 31, 2020, the Company had $4.7 million of cash collateral on deposit with financing counterparties. Comparatively, as of December 31, 2019, the Company had $4.1 million of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheet at December 31, 2020 and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at December 31, 2020 and 2019 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	December 31, 2020	December 31, 2019
Gross amount of recognized liabilities	$421,132	$414,114
Gross amount of loans and securities pledged as collateral	595,599	580,167
Other prepaid collateral	4,653	4,117
Net collateral amount	$179,120	$170,170

Secured Borrowings

From inception (January 30, 2014) to December 31, 2020, the Company has completed 16 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, six of which were outstanding at December 31, 2020. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest in the Class B certificates to third parties and 2018-C securitization, from which the Company sold a 95% interest in the Class A notes and 37% in the Class B notes and trust certificates, the Company has retained the subordinate notes and the applicable trust certificates from the other six secured borrowings outstanding at December 31, 2020.

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

For all of the Company's secured borrowings, except 2017-B, 2019-D, 2019-F and 2020-B, which contains no interest rate step-up, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis points step up is triggered, an additional
The accompanying notes are an integral part of the consolidated financial statements.

100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all securitization notes outstanding at December 31, 2020 at their respective cutoff dates:

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
(6)The Class B notes are subordinate, sequential pay, with B-2 and B-3 notes having variable interest rates and are subordinate to the Class B-1 notes. The Class B-1 notes are fixed rate notes. The Company has retained the Class B notes.
(7)The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust.

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at a servicing fee rate between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at December 31, 2020 and 2019, and the securitization cutoff date ($ in thousands):

	Balances at December 31, 2020				Balances at December 31, 2019				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2017-B	$110,062	$68,729		160%	$121,909	$84,624		144%	$165,850		$115,846
2017-C	—	—		—%	137,369	94,126		146%	185,942		130,159
2017-D	133,897	51,256	(1)	261%	148,119	60,934	(1)	243%	203,870	(2)	88,903
2018-C	173,221	131,983	(3)	131%	179,303	146,925	(3)	122%	222,181	(4)	167,910
2019-D	148,641	125,008		119%	165,963	146,383		113%	193,301		156,670
2019-F	139,996	108,184		129%	155,899	126,723		123%	170,876		127,673
2020-B	136,360	105,601		129%	—	—		—%	156,468		114,534
	$842,177	$590,761	(5)	143%	$908,562	$659,715	(5)	138%	$1,298,488		$901,695

(1)The gross amounts of senior bonds at December 31, 2020 and December 31, 2019 were $102.6 million and $121.9 million, however, only $51.3 million and $60.9 million, respectively, are reflected in Secured borrowings as the remainders were owned by the Company at the respective balance sheet dates.
(2)Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(3)2018-C contains notes held by third party institutional investors for senior bonds and class B bonds. The gross amount of senior and class B bonds at December 31, 2020 were $132.7 million and $15.9 million, however, only $126.1 million and $5.9 million, respectively, are reflected in Secured borrowings as the remainders were owned by the Company. The gross amount of the senior and class B bonds at December 31, 2019 were $148.5 million and $15.9 million, however, only $141.0 million and $5.9 million, respectively, are reflected in Secured borrowings as the remainders were owned by the Company.
(4)Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.
The accompanying notes are an integral part of the consolidated financial statements.

(5)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $5.4 million and $7.0 million as of December 31, 2020 and December 31, 2019, respectively.
The Company’s obligations under its secured borrowings are not fixed, and the payments on these borrowings are predicated upon cash flows received on the underlying mortgage loans.

Convertible Senior Notes

On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its convertible senior notes (the "notes") due 2024, with follow-on offerings of an additional $20.5 million and $15.9 million, respectively, in aggregate principal amount completed on August 18, 2017 and November 19, 2018, respectively, which, combined with the notes from the April offering form a single series of fungible securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of our common stock at a conversion rate of 1.7279 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

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

The conversion rate as of December 31, 2020 equaled 1.7279 shares of the Company's common stock per $25.00 principal amount of notes, which is equivalent to a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of December 31, 2020, the amount by which the if-converted value fell short of the principal value for the entire series was $31.4 million.

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

At December 31, 2020, the outstanding aggregate principal amount of the notes was $113.4 million, and discount and deferred expenses were $3.3 million. During the year ended December 31, 2020, the Company recognized interest expense of $9.7 million, which includes $1.4 million of amortization of discount and deferred expenses. Comparatively at December 31, 2019, the outstanding aggregate principal amount of the notes was $123.9 million, and discount and deferred expenses were $5.1 million. During the year ended December 31, 2019, the Company recognized interest expense of $10.2 million, which includes $1.3 million of amortization of discount and deferred expenses. The effective interest rates of the notes for the years ended December 31, 2020 and December 31, 2019 were 9.04% and 8.94%, respectively.

Note 10 — Related Party Transactions
The accompanying notes are an integral part of the consolidated financial statements.

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

			For the year ended December 31, 2020
Transaction	Consolidated Statement of Income location	Counterparty	Amount
Interest income on securities and beneficial interests and recovery of provision for credit losses on beneficial interests	Net interest income after provision for credit benefit/(losses)	Various non-consolidated joint ventures	$24,153
Management fee	Related party expense - management fee	Thetis	$8,456
Loan servicing fees	Related party expense - loan servicing fees	Gregory	$7,678
Income from equity investment	Income from investments in affiliates	Gaea	$165
Gain on sale of securities	Other income	Various non-consolidated joint ventures	$145
Income from equity investment	Income from investments in affiliates	AS Ajax E LLC	$34
Loss from equity investment	Income from investments in affiliates	Loan pool LLCs	$(54)
Loss from equity investment	Income from investments in affiliates	Thetis	$(137)
Loss from equity investment	Income from investments in affiliates	Great Ajax FS	$(312)
Loss on sale of mortgage loans	Loss on sale of mortgage loans	Gaea	$(705)

			For the year ended December 31, 2019
Transaction	Consolidated Statement of Income location	Counterparty	Amount
Interest income on securities and recovery of provision for credit losses on beneficial interests	Net interest income after provision for credit benefit/(losses)	Various non-consolidated joint ventures	$13,081
Loan servicing fees	Related party expense - loan servicing fee	Gregory	$9,133
Management fee	Related party expense - management fee	Thetis	$7,356
Gain on sale of mortgage loans	Gain on sale of mortgage loans	2019-C	$7,014
Income from equity investment	Income from investments in affiliates	Thetis	$928
Income from equity investment	Income from investments in affiliates	Great Ajax FS	$179
Income from equity investment	Income from investments in affiliates	AS Ajax E LLC	$49
Gain on sale of securities	Other income	Various non-consolidated joint ventures	$8
Loss from equity investment	Income from investments in affiliates	Loan pool LLCs	$(4)
Loss from equity investment	Income from investments in affiliates	Gaea	$(5)

The accompanying notes are an integral part of the consolidated financial statements.

			For the year ended December 31, 2018
Transaction	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense - loan servicing fees	Gregory	$10,148
Management fee	Related party expense - management fee	Thetis	$6,025
Interest income on securities and recovery of provision for credit losses on beneficial interests	Net interest income after provision for credit benefit/(losses)	Various non-consolidated joint ventures	$1,967
Income from equity investment	Income from investments in affiliates	Thetis	$436
Gain on sale of securities	Other income	Various non-consolidated joint ventures	$347
Due diligence and related loan acquisition costs	Loan transaction expense	Gregory	$99
Income from equity investment	Income from investments in affiliates	Great Ajax FS	$90
Income from equity investment	Income from investments in affiliates	AS Ajax E LLC	$53
Expense reimbursements	Other fees and expenses	Gregory	$40

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of December 31, 2020
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$91,418
Receivables from Servicer	Receivable from Servicer	Gregory	$15,755
Affiliate loan receivable	Mortgage loans, net	Gaea	$11,000
Management fee payable	Management fee payable	Thetis	$2,247
Affiliate loan purchase	Mortgage loans, net	Great Ajax FS	$1,838
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$876
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	$18
Expense reimbursements	Accrued expenses and other assets	Gregory	$(44)

The accompanying notes are an integral part of the consolidated financial statements.

			As of December 31, 2019
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$57,954
Receivables from Servicer	Receivable from Servicer	Gregory	$17,013
Management fee payable	Management fee payable	Thetis	$1,634
Expense reimbursements receivable	Prepaid expenses and other assets	Gregory	$687
Advances to Servicer	Prepaid expenses and other assets	Gregory	$585
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$241
Expense reimbursements receivable	Prepaid expenses and other assets	Thetis	$87
Expense reimbursements	Accrued expenses and other liabilities	Gaea	$68
Expense reimbursements	Accrued expenses and other liabilities	Various non-consolidated joint ventures	$10

During the year ended December 31, 2020, the Company purchased 15 RPLs from GAFS, a related party, for $1.8 million with UPB of $2.1 million and collateral value of $3.7 million. Also, during the year ended December 31, 2020, the Company originated an $11.0 million SBC loan to Gaea, a related party. The loan is secured by 20 of Gaea's SBC loans. The loan carries an interest rate of 4.25% and matures on March 31, 2021. The loans acquired from GAFS, and the Gaea loan are all included in Mortgage loans, net on the Company's consolidated balance sheet.

During the year ended December 31, 2020, the Company sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million, for a loss of $0.7 million to Gaea, a related party. Comparatively, during the year ended December 31, 2019, the Company sold 965 mortgage loans to third parties with a carrying value of $178.8 million and UPB of $202.1 million for a gain of $7.1 million. Of these, 962 of the loans sold during 2019 were sold to a related party joint venture, 2019-C, with a carrying value of $176.9 million and UPB of $200.1 million for a gain of $7.0 million and retained 34% or $8.0 million of the trust certificates and $12.1 million in debt securities. The retained securities are included in the notes and beneficial interests discussed in the paragraph below.

During 2020 and 2019, the Company acquired $144.7 million and $187.8 million, respectively, in debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors.  Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual balance of the trust after the outstanding debt obligations have been settled. In certain transactions, the joint venture also issued subordinate notes.  Of the $144.7 million and $187.8 million, respectively, acquired in years 2020 and 2019, the Company retained $115.6 million and $139.6 million, respectively, in senior notes and $9.8 million and $16.8 million, respectively, in subordinate notes. The debt securities are carried at fair value. During the years 2020 and 2019, the Company sold senior notes issued by certain joint ventures for total proceeds of $38.9 million and $39.6 million, respectively, and recognized a gain of $0.1 million and $8 thousand, respectively. As of December 31, 2020 and December 31, 2019, the debt securities were carried on the Company’s consolidated balance sheet at a fair values of $273.8 million and $231.7 million, respectively.

The Company also acquired $19.3 million and $31.4 million in beneficial interests issued by joint ventures in 2020 and 2019, respectively.  As of December 31, 2020 and December 31, 2019, the Investments in beneficial interests were carried on the Company's consolidated balance sheet at $91.4 million and $58.0 million, respectively.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the purchase of real estate from certain of the Company's joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At December 31, 2020 and December 31, 2019, the Company had advances of zero and $0.6 million, respectively, outstanding to the Servicer. Interest on the arrangement accrues at 7.2% annually.

The accompanying notes are an integral part of the consolidated financial statements.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At December 31, 2020 the Company owned approximately 23.0% of Gaea with third party investors owning the remaining approximately 77.0%. The Company accounts for its investment in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. As of December 31, 2020 and December 31, 2019, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which, through the end of 2018, was calculated as 20% of the amount by which total dividends on common stock and distributions on OP units exceeded 8% of book value on a per share basis. Effective as of March 5, 2019, the incentive fee was restructured into both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock, its distributions on its externally-held operating partnership units and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock and distributions on its externally-held operating partnership units within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not
The accompanying notes are an integral part of the consolidated financial statements.

reached the 50/50 split, up to 100% of the incentive fee will be payable in shares of the Company’s common stock, at the Company's discretion, until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, up to 20% of the remaining incentive fee is payable in shares of the Company’s common stock at the Company's discretion and the remaining incentive fee is payable in cash. For the year ended December 31, 2020, 2019 and 2018 the Company recorded an expense of zero, $0.7 million and $0.1 million, respectively, for an incentive fee payable to the Manager.

The Company also reimburses the Manager for all third-party, out-of-pocket costs incurred by the Manager for managing its business, including third-party due diligence and valuation consultants, legal expenses, auditors and other financial services. The reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a monthly basis.

The Company will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by the Company without cause, (ii) its decision not to renew the Management Agreement upon the determination of at least two-thirds of the Company’s independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of the Company becoming regulated as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”) (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by the Company’s Board of Directors), or (iv) a termination by the Manager if the Company defaults in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to twice the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.

Servicing Agreement

The Company is also a party to the Servicing Agreement, expiring July 8, 2029, with the Servicer. The Company’s overall servicing costs under the Servicing Agreement will vary based on the types of assets serviced.

Servicing fees range from 0.65% to 1.25% annually UPB at acquisition (or the fair market value or purchase price of REO), and are paid monthly. For certain of the Company's securitization trusts, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% to 0.20% annually on a loan-by-loan basis for any loan that makes seven consecutive payments. The servicing fee is based upon the status of the loan at acquisition. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

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

Note 11 — Stock-based Payments and Director Fees
The accompanying notes are an integral part of the consolidated financial statements.

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the year ended December 31, 2020 of $8.4 million, of which none was payable in shares of its common stock as the Board of Directors approved the management fee to be paid in all cash. Comparatively, for the years ended December 31, 2019 and 2018 the Company recognized a base management fee of $6.7 million and $6.0 million, respectively, of which $2.5 million and $2.8 million was payable in 175,211 shares and 198,856 shares, respectively, of its common stock. For the years ended December 31, 2019 and 2018 the Company also recognized an incentive fee of $0.7 million and $0.1 million, respectively, of which $0.1 million and $24 thousand, respectively, was payable in 9,470 shares and 1,549 shares, respectively, of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions. See Note 10 — Related party transactions.

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

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the year ended December 31,
	2020		2019		2018
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Independent director fees	17,064	$152	10,948	$158	9,628	$150
Management fees	—	—	184,681	2,600	200,405	2,813
Total	17,064	$152	195,629	$2,758	210,033	$2,963

(1)All management fees and independent director fees are fully expensed in the period in which the underlying expense is incurred.

Restricted Stock

The Company occasionally grants shares of its common stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

Each independent member of the Company's Board of Directors is issued a restricted stock award of 2,000 shares of the Company’s common stock subject to a one-year vesting period upon initial appointment to the Company’s Board. Additionally, the Company may issue grants of its shares of common stock from time to time to its directors.
The accompanying notes are an integral part of the consolidated financial statements.

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth the table below:

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
December 31, 2020 outstanding unvested share grants	163,083	$11.07	—	$—
Shares vested	(50,334)	13.86	—	—
Shares forfeited	(9,667)	12.06	—	—
Shares granted	108,750	9.55	—	—
December 31, 2019 outstanding unvested share grants	114,334	$13.83	—	$—
Shares vested	(70,555)	13.60	(6,000)	13.48
Shares forfeited	(4,500)	13.58	—	—
Shares granted	79,000	13.94	—	—
December 31, 2018 outstanding unvested share grants	110,389	$13.59	6,000	$13.48
Shares vested	(61,778)	13.59	(6,000)	13.48
Shares forfeited	(2,666)	13.50	—	—
Shares granted	36,500	13.58	12,000	13.48
December 31, 2017 outstanding unvested share grants	138,333	$13.59	—	$—

The following table presents the expenses for the Company's restricted stock plan for the years ended ($ in thousands):

	For the year ended December 31,
	2020	2019	2018
Restricted stock grants	$728	$839	$878
Director grants	—	13	148
Total expenses for plan grants	$728	$852	$1,026

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

For the year ended December 31, 2020, the Company’s consolidated taxable income was $12.4 million; and income tax benefit of $0.1 million. For the year ended December 31, 2019, the Company’s consolidated taxable income was $23.3 million; and provisions for income taxes of $0.1 million. For the year ended December 31, 2018, the Company’s taxable income was $24.1 million; and provisions for income taxes of $0.1 million. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at December 31, 2020 or 2019. The Company also recorded no interest or penalties for the years ended December 31, 2020, 2019 and 2018.
The accompanying notes are an integral part of the consolidated financial statements.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	For the year ended December 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$22,756	22,641,636
Allocation of earnings to participating restricted shares	(140)	—
Consolidated net income attributable to unrestricted common stockholders	$22,616	22,641,636	$1.00
Effect of dilutive securities(1)(2)
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$22,616	22,641,636	$1.00

(1)The Company's outstanding warrants for an additional 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the year ended December 31, 2020, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares and interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the year ended December 31, 2020 would have been anti-dilutive and have been removed from the calculation.

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

The accompanying notes are an integral part of the consolidated financial statements.

(1)The effect of operating partnership units, restricted stock grants and Manager and director fee shares on the Company's Diluted EPS calculation for 2018 would have been anti-dilutive, accordingly the effect of these securities have been removed from the Diluted EPS calculation for the year ended December 31, 2018.

Note 14 — Equity

Common stock

As of December 31, 2020 and 2019, the Company had 22,978,339 and 22,142,143 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each year end.

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

The Company had 2,307,400 shares of Series A preferred stock and 2,892,600 shares of Series B preferred stock outstanding at December 31, 2020 and no shares of either series outstanding at December 31, 2019. There were 25,000,000 shares, cumulative for all series, authorized as of both December 31, 2020 and 2019.

Treasury stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

As of December 31, 2020 the Company held 107,243 shares of treasury stock consisting of 58,779 shares received through distributions of the Company's shares previously held by its Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under the Company's approved stock buyback plan. As of December 31, 2019 the Company held 33,248 shares of treasury stock received through distributions of the Company's shares previously held by its Manager.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the years ended December 31, 2020 and 2019, 14,502 and 20,107 shares, respectively, were issued under the plan for total proceeds of approximately $0.1 million and $0.3 million, respectively.

Stock Dividend

On March 24, 2020, the Company announced that it would pay its previously declared dividend of $0.32 per share in shares of the Company's common stock (value based upon the $9.14 per share closing price on the record date of March 17, 2020). The dividend was paid on March 27, 2020 through the issuance of 781,222 shares of common stock. With the exception of shares issued under the existing dividend reinvestment plan the remainder of the Company’s dividends paid in 2020 were paid in cash. Comparatively, during the year ended December 31, 2019, with the exception of shares issued under the existing dividend reinvestment plan, all the Company’s dividends paid on its outstanding shares of common stock were paid in cash.

At the Market Offering

The Company has entered into an equity distribution agreement under which it may sell shares of its common stock with an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at
The accompanying notes are an integral part of the consolidated financial statements.

the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2020, no shares of common stock were sold under the at the market program. During the year ended December 31, 2019, 2,278,518 shares were sold under the at the market program for total proceeds of approximately $34.3 million.

Accumulated Other Comprehensive Income (Loss)

The Company recognizes unrealized gains or losses on its investment in debt securities as components of other comprehensive income. Total accumulated other comprehensive gain (loss) on the Company’s balance sheet at December 31, 2020, 2019 and 2018 was as follows ($ in thousands):

	For the year ended December 31,
Investment in securities:	2020	2019	2018
Unrealized gains	$1,152	$1,643	$250
Unrealized losses	(777)	(366)	(825)
Accumulated other comprehensive income/(loss)	$375	$1,277	$(575)

Non-controlling Interest

At December 31, 2020 and December 31, 2019, the Company had non-controlling interests attributable to ownership interests by the following four legal entities.

AS Ajax E II LLC was formed by the Company during 2017 to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of December 31, 2020 and December 31, 2019, the Company had retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.

2017-D, a securitization trust, was formed by the Company during 2017. It is 50.00% held by an accredited institutional investor. As of December 31, 2020 and December 31, 2019, the Company had retained 50.0% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

2018-C, a securitization trust, was formed by the Company during 2018. It is 37.0% held by an accredited institutional investor. As of December 31, 2020 and December 31, 2019 the Company had retained 63.0% of 2018-C and consolidates the assets, liabilities, revenues and expenses of the trust.

Great Ajax II REIT was formed by the Company during 2019 to hold an interest in Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. As of December 31, 2020 and December 31, 2019, Great Ajax II REIT was 0.1% and 0.2%, respectively, held by third parties. As of December 31, 2020 and December 31, 2019, the Company had retained 99.9% and 99.8%, respectively, of Great Ajax II REIT and consolidates the assets, liabilities, revenues and expenses of the entity.

During the second quarter of 2019, all 624,106 of the outstanding OP units in the Company's operating partnership held by an unaffiliated holder were exchanged for shares of the Company’s common stock, resulting in a reclassification within the Company's consolidated Statement of Changes in Equity of $10.8 million from non-controlling interest to the Additional paid-in capital and Common Stock accounts. As a result, at December 31, 2020 and December 31, 2019, the Company’s Operating Partnership was 100% owned by the Company. The Company consolidates the assets, liabilities, revenues and expenses of the Operating Partnership.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers to or from non-controlling interest ($ in thousands):

The accompanying notes are an integral part of the consolidated financial statements.

	For the year ended December 31,
	2020	2019	2018
Increase from establishment of 2018-C	$—	$—	$6,685
Increase from establishment of BFLD	—	—	24
Decrease from redemption of OP units by third party investor	—	(10,816)	—
Decrease due to deconsolidation of Gaea	—	(22)	—
Change in non-controlling interest	$—	$(10,838)	$6,709

Note 15 — Quarterly Financial Information (unaudited):

The following table sets forth our quarterly financial information ($ in thousands):

For the year ended December 31, 2020	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenue, net	$8,037	$16,327	$16,742	$22,505
Income before provision for income taxes	$1,177	$8,938	$8,876	$14,492
Consolidated net income attributable to common stockholders	$400	$6,242	$5,280	$10,834
Basic earnings common share	$0.02	$0.27	$0.23	$0.47
Diluted earnings per common share	$0.02	$0.27	$0.23	$0.41

For the year ended December 31, 2019	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenue, net	$15,184	$20,703	$15,316	$13,716
Income before provision for income taxes	$8,192	$13,664	$8,250	$7,107
Consolidated net income attributable to common stockholders	$7,330	$13,027	$7,691	$6,657
Basic earnings common share	$0.39	$0.67	$0.39	$0.31
Diluted earnings per common share	$0.36	$0.56	$0.36	$0.31

Note 16 — Subsequent Events

Since year end, the Company acquired two residential RPLs with aggregate UPB of $0.2 million in two transactions from two sellers. The RPLs were acquired at 89.7% of UPB and 67.1% of the estimated market value of the underlying collateral of $0.3 million. The Company also acquired one SBC loan for $3.6 million, which equals 100.0% of UPB and 36.4% of the underlying collateral value of $9.9 million.

The Company has also agreed to acquire, subject to due diligence, 322 residential RPLs and four NPLs with aggregate UPB of $53.8 million and $0.8 million, respectively, in six transactions and two transactions, respectively, from six sellers and two sellers, respectively. The purchase price of the residential RPLs equals 86.1% of UPB and 56.9% of the estimated market value of the underlying collateral value of $81.4 million. The purchase price of the NPLs equals 84.8% of UPB and 60.8% of the estimated market value of the underlying collateral of $1.1 million.

On January 5, 2021, the Company repurchased an aggregate principal amount of $2.5 million of its convertible senior notes for a total purchase price of $2.4 million.

On January 8, 2021, the Company acquired the remaining 37% of its 2018-C securitization trust from its joint venture partner. After the close of the transaction the Company owned 100% of the trust.

On January 29, 2021, the Company priced Ajax Mortgage Loan Trust 2021-A with $146.2 million of AAA rated senior securities, $21.1 million of A rated securities and $7.8 million of BBB rated securities issued with respect to $206.5 million of mortgage loans. The AAA, A and BBB rated securities were issued at a weighted yield of 1.35% excluding transaction expenses, and represent 84.6% of the UPB of the underlying mortgage loans. A total of 1,082 of RPLs and NPLs with a collateral value of $368.1 million were securitized.
The accompanying notes are an integral part of the consolidated financial statements.

On February 12, 2021, the Company closed on Ajax Mortgage Loan Trust 2021-B with an aggregate of $215.9 million of senior securities and $20.2 million of subordinated securities issued with respect to $287.9 million of mortgage loans. The senior securities have a coupon of 2.25% excluding transaction expenses, and represent 75.0% of UPB of the underlying mortgage loans. A total of 1,384 of RPLs and NPLs with a collateral value of $473.2 million were securitized.

On February 25, 2021, the Company called the outstanding bonds of 2017-B and 2018-C.

On March 4, 2021, the Company’s Board of Directors declared a dividend of $0.17 per share, to be paid on March 31, 2021 to stockholders of record as of March 18, 2021.

On March 4, 2021, our Board of Directors appointed Mary Haggerty to a newly created position on our Board. Ms. Haggerty will also serve as a member of the Audit Committee. The appointment will become effective on Monday March 8, 2021. Ms. Haggerty served as a Managing Director of J.P. Morgan Chase from July 2008 until her retirement in March 2020. Prior to joining J.P. Morgan Chase, Ms. Haggerty held various roles at Bear Stearns & Co., Inc. She has served as a director at J.P. Morgan Residential Mortgage Acceptance Corp., Reoco, Inc. and Bear Stearns Residential Mortgage Corporation. Additionally, she has also served as a director for Virtual Enterprises International, Inc., an educational non-profit, a director of The University at Albany Foundation, and a director of the Dean’s Advisory Board of the School of Business at the University of Albany. In her role for us, Ms. Haggerty is an independent director, as defined by the New York Stock Exchange. In connection with her appointment, Ms. Haggerty will receive a stock award of 2,000 shares of our common stock subject to a one-year vesting period pursuant to our 2014 Director Equity Plan.

The accompanying notes are an integral part of the consolidated financial statements.

Schedule IV
Mortgage loans on real estate
December 31, 2020
($ in thousands)

Description (face value of loan)	Loan count	Interest rate	Maturity	Carrying amount of mortgages(1)	Principal amount subject to delinquent principal and interest	Amount of balloon payments at maturity
$0 – 49,999	615	0.00% - 13.50%	08/13/2008 – 09/01/2058	$17,632	$9,536	$2,571
$50,000 – 99,999	1,252	0.00% - 12.95%	09/01/2009 – 09/01/2059	91,092	44,966	7,056
$100,000 – 149,999	1,265	0.00% - 13.34%	08/01/2019 – 08/01/2065	147,799	76,991	11,313
$150,000 – 199,999	827	1.88% - 14.13%	12/01/2019 – 08/01/2065	133,972	67,801	10,373
$200,000 – 249,999	556	0.00% - 10.93%	08/01/2020 – 07/01/2064	115,645	61,661	10,727
$250,000+	1,516	0.00% - 28.00%	01/31/2017 – 05/01/2066	613,232	313,262	92,287
Total	6,031			$1,119,372	$574,217	$134,327

(1)The aggregate cost for federal income tax purposes is $1,005.7 million as of December 31, 2020.

The following table sets forth the activity in our mortgage loans ($ in thousands):

Mortgage loans	January 1, 2020 through December 31, 2020
Beginning carrying value	$1,151,469
RPL, NPL and SBC portfolio acquisitions, net cost basis	88,965
Draws on SBC loans	56
Accretion recognized	77,129
Payments received on loans, net	(175,678)
Reclassifications to REO	(4,764)
Sale of mortgage loans	(26,111)
Provision for credit benefit on mortgage loans	8,274
Other	32
Ending carrying value	$1,119,372

The accompanying notes are an integral part of the consolidated financial statements.