Form 10-Q
period 2021-03-31
Great Ajax Corp.
filed 2021-05-07
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                  to

001-36844
(Commission file number)

GREAT AJAX CORP.
(Exact name of registrant as specified in its charter)

Maryland	47-1271842
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

13190 SW 68th Parkway, Suite 110
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

As of May 5, 2021, 22,988,847 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$137,579	$107,147
Cash held in trust	186	188
Mortgage loans held-for-investment, net(1,2)	991,811	1,119,372
Mortgage loans held-for-sale, net(3,4)	131,719	—
Real estate owned properties, net(5)	7,098	8,526
Investments in securities at fair value(6)	264,682	273,834
Investments in beneficial interests(7)	94,893	91,418
Receivable from servicer	18,847	15,755
Investments in affiliates	28,294	28,616
Prepaid expenses and other assets	11,864	8,876
Total assets	$1,686,973	$1,653,732
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,3,4,8)	$740,035	$585,403
Borrowings under repurchase transactions	305,093	421,132
Convertible senior notes, net(8)	107,971	110,057
Management fee payable	2,270	2,247
Put option liability	16,149	14,205
Accrued expenses and other liabilities	5,920	6,197
Total liabilities	1,177,438	1,139,241
Commitments and contingencies – see Note 8
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,307,400 shares issued and outstanding at March 31, 2021 and 2,307,400 shares issued or outstanding at December 31, 2020	51,100	51,100
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,892,600 shares issued and outstanding at March 31, 2021 and 2,892,600 shares issued and outstanding at December 31, 2020	64,044	64,044
Common stock $0.01 par value; 125,000,000 shares authorized, 22,988,847 shares issued and outstanding at March 31, 2021 and 22,978,339 shares issued and outstanding at December 31, 2020	231	231
Additional paid-in capital	314,709	317,424
Treasury stock	(1,159)	(1,159)
Retained earnings	56,500	53,346
Accumulated other comprehensive gain	1,681	375
Equity attributable to stockholders	487,106	485,361
Non-controlling interests(9)	22,429	29,130
Total equity	509,535	514,491
Total liabilities and equity	$1,686,973	$1,653,732

The accompanying notes are an integral part of the consolidated financial statements.

(1)Mortgage loans held-for-investment, net include $859.3 million and $842.2 million of loans at March 31, 2021 and December 31, 2020, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $17.9 million and $13.7 million of allowance for loan credit losses at March 31, 2021 and December 31, 2020, respectively.
(2)As of March 31, 2021, balances for Mortgage loans held-for-investment, net and Secured borrowings, net of deferred costs includes zero from a 50% owned joint venture. As of December 31, 2020, balances for Mortgage loans held-for-investment, net include $307.1 million and Secured borrowings, net of deferred costs includes $250.6 million from 50.0% and 63.0% owned joint ventures, all of which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt.
(3)Mortgage loans held-for-sale, net includes $131.7 million and zero of loans at March 31, 2021 and December 31, 2020, respectively, transferred to securitization trusts that are VIEs; these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs.
(4)As of March 31, 2021, balances for Mortgage loans held-for-sale, net includes $131.7 million and Secured borrowings, net of deferred costs includes $97.3 million from a 50.0% owned joint venture. As of December 31, 2020, balances for Mortgage loans held-for-sale, net and Secured borrowings, net of deferred costs include zero from 50.0% and 63.0% owned joint ventures. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt.
(5)Real estate owned properties, net, includes valuation allowances of $1.3 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively.
(6)As of March 31, 2021 and December 31, 2020, Investments in securities at fair value include amortized cost basis of $263.0 million and $273.4 million, respectively, and net unrealized gains of $1.7 million and $0.4 million, respectively.
(7)Investments in beneficial interests includes allowance for credit losses of $5.5 million and $4.5 million at March 31, 2021 and December 31, 2020, respectively.
(8)Secured borrowings and Convertible senior notes, net are presented net of deferred issuance costs.
(9)As of March 31, 2021 non-controlling interests includes $20.8 million from a 50.0% owned joint venture, $1.4 million from a 53.1% owned subsidiary and $0.2 million from a 99.9% owned subsidiary. As of December 31, 2020 non-controlling interests includes $27.4 million from the 50.0% and 63.0% owned joint ventures, $1.5 million from a 53.1% owned subsidiary and $0.2 million from a 99.9% owned subsidiary which the Company consolidates under U.S. GAAP.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
($ in thousands except per share data)	March 31, 2021	March 31, 2020
INCOME
Interest income	$24,035	$26,888
Interest expense	(10,304)	(13,070)
Net interest income	13,731	13,818
Recovery of/(provision for) losses	5,516	(4,711)
Net interest income after recovery of/(provision for) losses	19,247	9,107
Income/(loss) from investments in affiliates	163	(1,112)
Loss on sale of mortgage loans(1)	—	(705)
Other income	356	747
Total revenue, net	19,766	8,037
EXPENSE
Related party expense – loan servicing fees	1,833	2,014
Related party expense – management fee	2,273	1,799
Loan transaction expense	187	(103)
Professional fees	640	805
Real estate operating expenses	185	912
Fair value adjustment on put option liability	1,944	—
Other expense	1,117	1,025
Total expense	8,179	6,452
Loss on debt extinguishment	911	408
Income before provision for income taxes	10,676	1,177
Provision for income taxes (benefit)	34	(319)
Consolidated net income	10,642	1,496
Less: consolidated net income attributable to the non-controlling interest	1,689	1,096
Consolidated net income attributable to Company	8,953	400
Less: dividends on preferred stock	1,949	—
Consolidated net income attributable to common stockholders	$7,004	$400
Basic earnings per common share	$0.30	$0.02
Diluted earnings per common share	$0.30	$0.02
Weighted average shares – basic	22,816,978	22,070,354
Weighted average shares – diluted	22,816,978	22,189,984

(1)The Company sold no mortgage loans during the three months ended March 31, 2021. Comparatively, during the three months ended March 31, 2020, the Company sold 26 loans with a carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands)	2021	2020
Consolidated net income attributable to common stockholders	$7,004	$400
Other comprehensive income/(loss):
Net unrealized gain/(loss) on investments in available-for-sale debt securities	1,306	(28,444)
Income tax expense related to items of other comprehensive income	—	—
Comprehensive income/(loss)	$8,310	$(28,044)

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
($ in thousands)	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$10,642	$1,496
Adjustments to reconcile net income to net cash from operating activities
Stock-based compensation expense	294	214
Non-cash interest income accretion on mortgage loans	(5,878)	(9,450)
Interest and discount accretion on investment in debt securities	(2,476)	(122)
Discount accretion on investment in beneficial interests	(3,600)	(2,672)
Loss on sale of mortgage loans	—	705
Loss on debt extinguishment	911	408
Gain on sale of property held-for-sale	(105)	(286)
Depreciation of property	3	8
Impairment of real estate owned	171	897
Provision for (benefit)/losses on mortgage loans	(5,500)	1,893
Amortization of credit loss expense on mortgage loans	454	229
Provision for (benefit)/losses on beneficial interests	(15)	169
Amortization of credit loss expense on beneficial interests	139	2,818
Amortization of debt discount and prepaid financing costs	1,613	1,316
Undistributed (income)/loss from investment in affiliates	(163)	1,112
Fair value adjustment on put option liability	1,944	—
Other non-cash loan charges	6	—
Net change in operating assets and liabilities
Prepaid expenses and other assets	(4,468)	(28,878)
Receivable from Servicer	(3,092)	(278)
Accrued expenses, management fee payable, and other liabilities	(254)	12
Net cash from operating activities	(9,374)	(30,409)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(35,637)	(1,391)
Principal paydowns on mortgage loans	43,578	34,597
Proceeds from sale of mortgage loans	—	25,412
Draws on small balance commercial loans	(85)	—
Purchase of securities	—	(61,306)
Principal and interest collection on debt securities	12,935	10,233
Proceeds from sale of property held-for-sale	1,587	3,017
Distribution from affiliates	485	453
Net cash from investing activities	22,863	11,015
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	89,652	72,417
Repayments on repurchase transactions	(205,691)	(55,440)
Proceeds from sale of secured borrowings	391,028	—
Repayments on secured borrowings	(225,232)	(22,599)
Deferred financing costs	(7,301)	(34)
Purchase of bonds for non-controlling interest in subsidiaries	(5,887)	—

The accompanying notes are an integral part of the consolidated interim financial statements.

Repurchase of the Company's senior convertible notes	(2,430)	(8,176)
Sale of common stock pursuant to dividend reinvestment plan	47	—
Redemption of non-controlling interest in subsidiaries	(11,362)	—
Distribution to non-controlling interests	(84)	(84)
Issuance of non-controlling interests in subsidiaries	—	145
Dividends on common stock and preferred stock	(5,799)	—
Net cash from financing activities	16,941	(13,771)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	30,430	(33,165)
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	107,335	64,363
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$137,765	$31,198
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,441	$11,249
Cash paid for income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans from mortgage held-for-investment, net to mortgage loans held-for-sale, net	$131,719	$—
Non-cash adjustments to basis in mortgage loans	$1,324	$31
Unrealized gain on available for sale securities, net of non-controlling interest and tax	$1,306	$28,444
Issuance of common stock for management fee and compensation expense	$294	$214
Net transfer of loans to rental property or property held-for-sale	$228	$814
Issuance of common stock for dividends	$—	$7,097
Treasury stock received through distributions from investment in Manager	$—	$56

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows as of March 31, 2021 and March 31, 2020 ($ in thousands):

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$137,579	$31,179
Cash held in trust	186	19
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$137,765	$31,198

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive gain/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	—	$—	—	$—	22,142,143	$222	$(458)	$309,395	$49,446	$1,277	$359,882	$24,202	$384,084
Net income	—	—	—	—	—	—	—	—	400	—	400	1,096	1,496
Issuance of shares of subsidiary	—	—	—	—	—	—	—	145	—	—	145	—	145
Stock-based compensation expense	—	—	—	—	2,600	—	—	214	—	—	214	—	214
Dividends declared ($0.32 per share) and distributions	—	—	—	—	781,222	8	—	7,089	(7,097)	—	—	(84)	(84)
Convertible senior notes repurchase	—	—	—	—	—	—	—	(81)	—	—	(81)	—	(81)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(28,444)	(28,444)	—	(28,444)
Treasury stock	—	—	—	—	(4,030)	—	(56)	—	—	—	(56)	—	(56)
Balance at March 31, 2020	—	$—	—	$—	22,921,935	$230	$(514)	$316,762	$42,749	$(27,167)	$332,060	$25,214	$357,274

Balance at December 31, 2020	2,307,400	$51,100	2,892,600	$64,044	22,978,339	$231	$(1,159)	$317,424	$53,346	$375	$485,361	$29,130	$514,491
Net income	—	—	—	—	—	—	—	—	8,953	—	8,953	1,689	10,642
Issuance of shares under dividend reinvestment plan	—	—	—	—	4,228	—	—	47	—	—	47	—	47

The accompanying notes are an integral part of the consolidated interim financial statements.

Redemption of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	(3,056)	—	—	(3,056)	(8,306)	(11,362)
Stock-based compensation expense	—	—	—	—	6,280	—	—	294	—	—	294	—	294
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,799)	—	(5,799)	(84)	(5,883)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,306	1,306	—	1,306
Balance at March 31, 2021	2,307,400	$51,100	2,892,600	$64,044	22,988,847	$231	$(1,159)	$314,709	$56,500	$1,681	$487,106	$22,429	$509,535

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company facilitates capital raising activities and operates as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The Company also acquires and originates small balance commercial loans (“SBC loans”). The SBC loans that the Company opportunistically targets, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company invests in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has also targeted investments in non-performing loans (“NPL”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Operating Partnership, through interests in certain entities, as of March 31, 2021, held 99.9% of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into rated securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company has securitized mortgage loans through securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs and the Company has determined that it is the primary beneficiary of these VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. Prior to the date of the capital raise, the Company consolidated Gaea's balance sheet and results of operations. At March 31, 2021 the Company owned approximately 22.9% of Gaea. From the date of the capital raise forward, the Company accounts for its investment in Gaea under the equity method.

Basis of Presentation and Use of Estimates

The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the period ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 5, 2021.

Interim financial statements are unaudited and prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2021. The consolidated interim financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements.

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured debt; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings and is 99.9% owned by the Company as of March 31, 2021 and December 31, 2020. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries.

During the first quarter of 2021, the Company acquired the remaining ownership of Ajax Mortgage Loan Trusts 2018-C ("2018-C"), a subsidiary that previously had non-controlling ownership interest held by third parties and was 63.0% owned by the Company as of December 31, 2020 and consolidated in the Company's consolidated financial statements. As a result of the transaction at March 31, 2021, the non-controlling ownership interest in 2018-C held by third parties is zero.

At inception, the Operating Partnership was a majority owned partnership that had a non-controlling ownership interest held by an unaffiliated third party included in non-controlling interests on the Company’s consolidated balance sheet. At December 31, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by the unaffiliated holder. The OP units were exchangeable on a 1-for-1 basis with shares of the Company’s common stock. During the second quarter of 2019, all 624,106 OP units held by the unaffiliated holder were exchanged for shares of the Company’s common stock. As a result, at March 31, 2021, the Operating Partnership was 100% owned by the Company. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.

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

Under both CECL and ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. However, CECL allows more flexibility to the Company to adjust its loan pools as the underlying risk factors change over time. Under ASC 310-30, RPLs were determined by the Company to have common risk characteristics and were accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, NPLs were determined to have common risk characteristics and were accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. The result was generally two additional pools (RPLs and NPLs) each quarter. Under CECL, the Company has re-aggregated its loan pools around similar risk factors, while eliminating the previous distinction for the quarter in which loans were acquired. This resulted in a reduction of the number of loan pools to four as of March 31, 2020. The number of pools was then re-evaluated and increased to six as of June 30, 2020 through December 31, 2020 and is at five loan pools as of March 31, 2021. Each loan pool is oriented around similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as Interest income in the period the loan pays in full.

The Company’s accounting for PCD loans gives rise to an accretable yield and an allowance for credit losses. Under CECL, upon the acquisition of PCD loans the Company records the acquisition as three separate elements for 1) the amount of purchase discount which the Company expects to recover through eventual repayment by the borrower, 2) an allowance for future expected credit loss and 3) the UPB of the loan. The purchase price discount which the Company expects at the time of acquisition to collect over the life of the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as Interest income on a prospective level yield basis over the life of the pool. The Company’s expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. If the Company expects to collect greater cash flows over the life of the pool, any prior allowance is reversed to the extent of the increase and the expected yield to maturity is adjusted on a prospective basis. The allowance for credit losses is increased when the Company estimates it will not collect all amounts previously estimated to be collectible. Increases in loan yield expectations, whether caused by timing or loan performance, are reported in the period in which they arise and are reflected as a reduction in the provision for losses even if no provision expense was previously recorded. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the loan pools as well as other factors, such as the fair value of the underlying collateral. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

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

As of December 31, 2020, the Company accounted for its non-PCD loans by estimating any allowance for credit losses for its non-PCD loans based on historical experience and the risk characteristics of the individual loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans.

If necessary, an allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is the difference between the present value of the expected future cash flows from the loan and the contractual balance due.

Investments in Securities at Fair Value

The Company’s Investments in Securities at Fair Value as of March 31, 2021 and December 31, 2020 consist of investments in senior and subordinate notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive income. The Company marks its investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of income. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

The Company’s Investments in beneficial interests as of March 31, 2021 and December 31, 2020 consist of investments in the trust certificates issued by joint ventures which the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. The Company adopted CECL with respect to its Investment in beneficial interests on January 1, 2020. The methodology is similar to that described in "Mortgage Loans" except that the Company only recognizes its ratable share of gain, loss, income or expense.

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

Preferred Stock

During the quarter ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to third party institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00. The shares have a liquidation preference of $25.00 per share.

Put Option Liability

As part of the Company’s capital raise transactions during the quarter ended June 30, 2020, the Company issued two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability in the Company's consolidated balance sheet as a put option liability with an original basis of $9.5 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings at each balance sheet date. The Company determines the fair value using a discounted cash flow method.

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

During the first quarter of 2021, the Company completed a convertible note repurchase with a principal amount of $2.5 million for a purchase price of $2.4 million. The carrying amount of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first quarter of 2021 transaction was zero. During the first and third quarter of 2020, the Company completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively.

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

Servicing Fees

The Company is also a party to a Servicing Agreement (the "Servicing Agreement"), expiring July 8, 2029, with the Servicer. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives an annual servicing fee ranging from 0.65% annually of the unpaid principal balance (“UPB”) to 1.25% annually of UPB for loans that are non-performing at acquisition. For certain of the Company's joint ventures, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% on a loan-by-loan basis for any loan that makes seven consecutive payments. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. The fees do not change if an RPL becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and the type of mortgage loans that the Servicer services, property values, previous UPB of the relevant loan, and the number of REO properties. The Servicing Agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 10 — Related party transactions.

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

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 76,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors. The Company may also periodically issue additional restricted stock awards to its independent directors under the Director Plan. In addition, each of the Company’s independent directors receives an annual fee of $100,000, payable quarterly, 40% in shares of the Company’s common stock and 60% in cash. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and recorded in stockholders' equity at quarter end.

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

The fair value of the Company's investment in the loan pool LLCs is determined by using estimates of underlying assets and liabilities taken from its Manager's pricing model.

The fair value of the Company's put option liability is adjusted to approximate market value through earnings. Fair value is determined using a discounted cash flow methodology based on the future value of the liability.

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

The carrying values of the Company's Cash and cash equivalents, Cash held in trust, Receivable from Servicer, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.

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

Reclassifications

The Company combined its Property held-for-sale, net and Rental property, net lines with balances of $7.8 million and $0.7 million, respectively, in its December 31, 2020 consolidated balance sheet into a single line, Real estate owned properties, net, to conform to the current period presentation. There was no effect on the Company's reported earnings or cash flows for the periods presented. The Company reclassified its put option liability of $14.2 million at December 31, 2020, from Accrued expenses and other liabilities on the consolidated balance sheets to a separate line, Put option liability, to conform to the current period presentation. There was no effect on the Company's reported earnings or cash flows for the periods presented. The Company also reclassified its loans and securities credit loss expenses of $0.4 million for the three month period ended March 31, 2020, from Recovery of/(provision for) losses to Interest income on its consolidated statement of income to align the presentation with the method the Company uses to evaluate these results.

The accompanying notes are an integral part of the consolidated interim financial statements.

Segment Information

The Company’s primary business is acquiring, investing in and managing a portfolio of mortgage loans. The Company operates in a single segment focused on re-performing mortgages, and to a lesser extent non-performing mortgages and real property.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and adding certain clarifications to rules and definitions used in the calculation of the income tax provision. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. The Company adopted ASU 2019-12 in the first quarter of 2021 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows on the date of adoption.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321, Investments) – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this update clarify the interactions between Topic 321, Topic 323, and Topic 815, which clarifies aspects of accounting for investments in equity-method investees acquired through step acquisitions to require remeasurement of an investment immediately before adopting the equity method of accounting if the investor identifies observable price changes in orderly transactions for an identical or similar investment of the same issuer, and also requires such remeasurement upon discontinuance of the equity method. The amendments also clarify whether upon settlement of a forward contract or option the underlying security would be accounted for under the Equity Method (Topic 323) or the fair value option (Topic 825). This guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. The Company adopted ASU 2020-01 in the first quarter of 2021 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows on the date of adoption.

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

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021		December 31, 2020
Loan portfolio basis by asset type	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Residential RPLs	$928,844	$131,719	$1,057,454	$—
Residential NPLs	37,912	—	38,724	—
SBC loans	25,055	—	23,194	—
Total	$991,811	$131,719	$1,119,372	$—

Included on the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020 are approximately $1.0 billion and $1.1 billion, respectively, of RPLs, NPLs, and SBCs that are held-for-investment and approximately $131.7 million and zero, respectively, of RPLs that are held-for-sale. The categorization of RPLs, NPLs and

The accompanying notes are an integral part of the consolidated interim financial statements.

SBCs is determined at acquisition. The carrying value of RPLs, NPLs and SBCs reflects the original investment amount, plus accretion of interest income and credit and non-credit discount, less principal and interest cash flows received. The carrying values at March 31, 2021 and December 31, 2020 for the Company's loans in the table above are presented net of a cumulative allowance for loan credit losses of $17.9 million and $13.7 million, respectively, reflected in the appropriate lines in the table by loan type. For the three months ended March 31, 2021, the Company recognized a $5.5 million acceleration of purchase discount on loans that paid off during the quarter as actual payoffs exceeded modeled expectations. For the three months ended March 31, 2020, the Company recognized $1.9 million of provision for loan losses. For the three months ended March 31, 2021 and March 31, 2020, the Company accreted $23.1 million and $19.6 million, respectively, net of credit impairments and recoveries into interest income with respect to its RPL, NPL and SBC loans.

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

During the three months ended March 31, 2021 and 2020, the Company purchased 199 and 26 RPLs with UPB of $36.0 million and $2.0 million, respectively. During the three months ended March 31, 2021 and 2020, three and one NPLs were purchased with UPB of $0.7 million and $0.2 million, respectively. During the three months ended March 31, 2021, the Company acquired one SBC loan with UPB of $3.6 million. No SBC loans were acquired during the three months ended March 31, 2020.

During the three months ended March 31, 2021 the Company sold no mortgage loans. Comparatively, during the three months ended March 31, 2020 the Company sold 26 loans with a carrying value of $26.1 million and UPB of $26.2 million and collateral value of $44.2 million. See Note 10 — Related Party Transactions.

The Company adopted CECL using the prospective transition approach for PCD assets on January 1, 2020. At the time, $10.2 million of loan discount was reclassified to the allowance for credit losses with no net impact on the amortized cost basis of the portfolio. The Company views its mortgage loan portfolio based on loan performance, or legal ownership for loans held by certain consolidated trusts, and uses five and six pools at March 31, 2021 and December 31, 2020, respectively, to aggregate its portfolio of PCD loans, and one pool for its non-PCD loans as of both March 31, 2021 and December 31, 2020. Among the PCD loans, separate pools exist for loans that have been securitized in rated secured borrowings during 2019, 2020 and 2021 ("Great Ajax II REIT") and for loans that are consolidated under U.S. GAAP but where the Company does not own 100% of the loan pool (2017-D and 2018-C). During the quarter ending March 31, 2021 the Company acquired the non-controlling interest in securitization trust 2018-C previously held by its joint venture partner. As a result of the acquisition, the non-controlling interest was eliminated and the loans in securitization trust 2018-C were reclassified into to new pools based on their status as of the acquisition date of the non-controlling interest. Subsequent to the acquisition date, a significant portion of the loans from 2018-C were added to the Great Ajax II REIT pool as these loans became the collateral for a secured borrowing at that entity. As of March 31, 2021 the loans pooled under 2017-D were designated as held-for-sale while these loans were considered held-for-investment as of December 31, 2020. Since the criteria for pooling loans includes a combination of both performance and legal ownership by subsidiary trust, these factors are not always mutually exclusive. The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis as of March 31, 2021 and December 31, 2020 ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

	March 31, 2021
Mortgage loans held-for-investment, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$860	$179	$1,305	$489	$2,046	$53,144	$394,518	$143,521	$596,062
California	—	2,207	—	926	368	—	4,396	47,600	12,496	67,993
7f7 and better	—	—	1,116	—	—	291	14,039	77,071	29,411	121,928
4f4-6f6 and below	—	—	1,563	2,034	341	305	24,420	103,672	40,279	172,614
Non-PCD	3,600	21,652	4,468	74	2,562	118	706	22	12	33,214
Total	$3,600	$24,719	$7,326	$4,339	$3,760	$2,760	$96,705	$622,883	$225,719	$991,811

	March 31, 2021
Mortgage loans held-for-sale, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
2017-D	$—	$—	$—	$—	$121	$—	$6,929	$93,353	$31,316	$131,719
Total	$—	$—	$—	$—	$121	$—	$6,929	$93,353	$31,316	$131,719

	December 31, 2020
Mortgage loans held-for-investment, net	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$—	$257	$488	$1,991	$41,746	$280,606	$99,909	$424,997
2018-C	—	—	—	—	—	14,100	119,343	39,778	173,221
2017-D	—	—	—	121	—	6,826	94,711	32,238	133,896
California	2,221	952	1,484	362	—	5,292	60,393	18,084	88,788
7f7 and better	—	911	434	—	2,125	17,520	88,414	32,831	142,235
4f4-6f6 and below	872	1,397	2,054	336	305	13,409	78,202	30,239	126,814
Non-PCD	21,387	4,738	64	2,493	99	611	20	9	29,421
Total	$24,480	$7,998	$4,293	$3,800	$4,520	$99,504	$721,689	$253,088	$1,119,372

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three months ended March 31,
	2021		2020
	PCD Loans	Non PCD Loans	PCD Loans	Non PCD Loans
Par	$36,696	$3,611	$227	$1,952
Discount	(2,929)	(8)	(37)	(747)
Allowance	(1,733)	—	(4)	—
Purchase Price	$32,034	$3,603	$186	$1,205

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for
The accompanying notes are an integral part of the consolidated interim financial statements.

loan credit losses when there are changes in its expectation of future cash flows. An increase to the allowance for losses will occur when there is a reduction in the Company's expected future cash flows. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to a provision for loss. A decrease in the allowance is generally facilitated by reclassifying amounts from non-credit discount to the allowance and then recording the recovery. During the three months ended March 31, 2021 the Company recorded a $5.4 million reclassification from non-credit discount to the allowance for losses followed by a $5.5 million reversal of the allowance for losses for loans that prepaid in full or in part during the quarter where actual payments exceeded expectations and a $3.8 million reclassification from non-credit discount to the allowance to reflect the impact of dissolving pool 2018-C and moving the loans to the remaining pools. The Company also reclassified $1.7 million of allowance to non-credit discount to reflect the impact of moving pool 2017-D to mortgage loans held-for-sale, net and recorded a $1.7 million increase in the allowance for new acquisitions. Comparatively, during the three months ended March 31, 2020, the Company recorded a reclassification from non-credit discount to the allowance for losses in the amount of $1.9 million and an incremental provision expense of $1.9 million. An analysis of the balance in the allowance for loan losses account follows ($ in thousands):

	Three months ended March 31,
	2021	2020
Allowance for loan credit losses, beginning of period	$(13,712)	$(1,960)
Beginning period adjustment for CECL	—	(10,156)
Reclassification from non-credit discount to the allowance for changes in payment expectations	(5,398)	—
Reclassification from non-credit discount to the allowance for losses for repooling adjustments	(3,834)	—
Increase in allowance for loan credit losses for loan acquisitions	(1,733)	(4)
Amortization of credit loss expense on mortgage loans	(454)	(229)
Reclassification from non-credit discount to the allowance for losses for increases in actual and projected cash flows	—	(1,894)
Reversal of/(increase in) provision for credit losses due to increases/(decreases) in actual and/or forecasted cash flows	5,500	(1,893)
Reversal of allowance for reclass of pool 2017-D to mortgage loans held-for-sale, net	1,741	—
Allowance for loan credit losses, end of period	$(17,890)	$(16,136)

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$488,212	$47,370	$17,714	$40,859	$1,907	$596,062
California	9,911	6,569	9,795	35,319	6,399	67,993
7f7 and better	23,961	19,887	19,316	57,878	886	121,928
4f4-6f6 and below	9,374	15,289	9,229	103,353	35,369	172,614
Non-PCD	32,400	67	63	47	637	33,214
Total	$563,858	$89,182	$56,117	$237,456	$45,198	$991,811

	March 31, 2021
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
2017-D	$65,047	$20,019	$9,678	$35,067	$1,908	$131,719
Total	$65,047	$20,019	$9,678	$35,067	$1,908	$131,719

The accompanying notes are an integral part of the consolidated interim financial statements.

	December 31, 2020
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$311,941	$48,266	$19,559	$43,364	$1,867	$424,997
2018-C	70,034	20,541	15,300	57,538	9,808	173,221
2017-D	58,198	24,906	12,437	36,106	2,249	133,896
California	42,214	7,660	5,519	29,343	4,052	88,788
7f7 and better	72,613	14,003	12,447	41,383	1,789	142,235
4f4-6f6 and below	13,976	10,773	7,157	68,677	26,231	126,814
Non-PCD	22,562	6,099	56	704	—	29,421
Total	$591,538	$132,248	$72,475	$277,115	$45,996	$1,119,372

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties for its rental portfolio or through conversions of mortgage loans in its portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Property Held-for-Sale and Rental Property

The Company's REO property consists of property held-for-sale and rental property. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. As of March 31, 2021 and December 31, 2020, the Company’s net investments in real estate owned properties were $7.1 million and $8.5 million, respectively, which included balances relating to properties held-for-sale of $6.7 million and $7.8 million, respectively, and rental properties of $0.4 million and $0.7 million, respectively. Also, included in the properties held-for-sale balance for both periods as of March 31, 2021 and December 31, 2020, was $0.3 million for properties undergoing renovation or which are otherwise in the process of being brought to market. As of March 31, 2021 and December 31, 2020, the Company had a total of 31 and 38 real estate owned properties, respectively, which included 26 and 32 held-for-sale properties, respectively, and five and six rental properties, respectively. For the three months ended March 31, 2021 and 2020, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio and transfers from rental properties.

The following table presents the activity in the Company’s carrying value of property held-for-sale and rental property for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three months ended March 31,
	2021		2020
Property Held-for-sale and Rental Property	Count	Amount	Count	Amount
Balance at beginning of period	38	$8,526	68	$15,071
Net transfers from mortgage loans	2	228	5	814
Adjustments to record at lower of cost or fair value	—	(171)	—	(897)
Depreciation on rental properties	—	(3)	—	(8)
Disposals	(9)	(1,482)	(19)	(2,730)
Balance at end of period	31	$7,098	54	$12,250

Dispositions

During the three months ended March 31, 2021 and 2020, the Company sold nine and 19 REO properties, respectively, realizing net gains of approximately $0.1 million and $0.4 million, respectively. These amounts are included in Other income on the Company's consolidated statements of income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for the three months ended March 31, 2021 and 2020 of $0.2 million and $0.9 million, respectively.

Note 5 — Investments

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

	As of March 31, 2021
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$263,001	$1,926	$(245)	$264,682
Beneficial interests in securitization trusts	94,893	—	—	94,893
Total investments	$357,894	$1,926	$(245)	$359,575

(1)Basis amount is net of any amortized discount, allowance for credit losses, principal paydowns and interest receivable on securities of $0.2 million.

	As of December 31, 2020
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$273,459	$1,152	$(777)	$273,834
Beneficial interests in securitization trusts	91,418	—	—	91,418
Total investments	$364,877	$1,152	$(777)	$365,252

(1)Basis amount is net of any amortized costs, principal paydowns and interest receivable on securities of $0.2 million.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of March 31, 2021
	Step-up date(1)	Basis(2)	Gross unrealized losses	Carrying value (fair value)
Debt securities due September 2059(3)	February 2023/April 2023	$21,390	$(245)	$21,145
Total		$21,390	$(245)	$21,145

(1)Step-up date is the date at which the coupon interest rate on the security increases. The Company expects the security to be called before the step-up date.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This line is comprised of two securities that are both due in September 2059 and both have been in an unrealized loss position for 12 months or longer.

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

As of March 31, 2021, the Company recorded $1.9 million gross unrealized gains and a gross unrealized loss of $0.2 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet at a fair value of $264.7 million, which includes $0.2 million in interest receivable. As of December 31, 2020, the Company recorded $1.2 million gross unrealized gains and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet at fair value of $273.8 million, which includes $0.2 million in interest receivable.

During the three months ended March 31, 2021, the Company acquired no debt securities and beneficial interests. Comparatively during the three months ended March 31, 2020, the Company acquired $61.3 million in debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment in the trust.  In certain transactions, the joint ventures also issued subordinated notes. Of the $61.3 million of debt securities acquired in the three months ended March 31, 2020, the Company acquired $49.6 million in senior notes, $4.6 million in subordinate notes and $7.1 million in beneficial interests issued by joint ventures. As of March 31, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $264.7 million and $94.9 million, respectively. At December 31, 2020, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $273.8 million and $91.4 million, respectively. As of March 31, 2021 and December 31, 2020, the Company had no securities that were past due.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three months ended March 31,
	2021	2020
Par	$—	$11,970
Discount	—	(2,335)
Allowance	—	(2,553)
Purchase Price	$—	$7,082

The Company adopted CECL using the prospective transition approach for PCD assets for its beneficial interests on January 1, 2020, at the time $1.7 million was reclassified from discount to allowance for credit losses for its Investments in beneficial interests. Under CECL, the Company adjusts its allowance for beneficial interest losses when there are changes in its expectation of future cash flows. An increase to the allowance for losses will occur when there is a reduction in the Company’s expected future cash flows. A reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary. During the three months ended March 31, 2021, the Company recorded a $15 thousand reversal of the allowance for losses for beneficial interests. During the three months ended March 31, 2020, the Company recorded a provision

The accompanying notes are an integral part of the consolidated interim financial statements.

expense of $0.2 million. An analysis of the balance in the allowance for beneficial interest losses account follows ($ in thousands):

	Three months ended March 31,
	2021	2020
Allowance for beneficial interests credit losses, beginning balance	$(4,453)	$—
Beginning period adjustment for CECL	—	(1,668)
Incremental increase in allowance for beneficial interests	(953)	—
Increase in allowance for beneficial interest credit losses for acquisitions	—	(2,553)
Amortization of credit loss expense on beneficial interests	(139)	(2,818)
Reversal of/(increase in) provision for credit losses due to increases/(decreases) in actual and/or forecasted cash flows	15	(169)
Allowance for beneficial interests credit losses, end balance	$(5,530)	$(7,208)

Note 6 — Fair Value

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2021	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$264,682	$—	$264,682	$—
Recurring financial liabilities
Put option liability	$16,149	$—	$—	$16,149

		Level 1	Level 2	Level 3
December 31, 2020	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$273,834	$—	$273,834	$—
Recurring financial liabilities
Put option liability	$14,205	$—	$—	$14,205

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020 ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

		Level 1	Level 2	Level 3
March 31, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$991,811	$—	$—	$1,088,730
Mortgage loans held-for-sale, net	$131,719	$—	$—	$141,780
Investments in beneficial interests	$94,893	$—	$—	$94,893
Investment in Manager	$1,535	$—	$—	$11,818
Investment in AS Ajax E LLC	$723	$—	$877	$—
Investment in AS Ajax E II LLC	$3,115	$—	$3,261	$—
Investment in GAFS, including warrants	$2,650	$—	$—	$3,320
Investment in Gaea	$19,897	$—	$—	$19,133
Investment in Loan pool LLCs	$374	$—	$—	$707
Financial liabilities
Secured borrowings, net	$740,035	$—	$743,762	$—
Borrowings under repurchase transactions	$305,093	$—	$305,093	$—
Convertible senior notes, net	$107,971	$111,382	$—	$—

		Level 1	Level 2	Level 3
December 31, 2020	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$1,119,372	$—	$—	$1,232,081
Investment in beneficial interests	$91,418	$—	$—	$91,418
Investment in Manager	$1,366	$—	$—	$11,709
Investment in AS Ajax E LLC	$776	$—	$934	$—
Investment in AS Ajax E II LLC	$3,381	$—	$3,484	$—
Investment in GAFS, including warrants	$2,711	$—	$—	$3,320
Investment in Gaea	$20,001	$—	$—	$19,150
Investment in Loan pool LLCs	$381	$—	$—	$701
Financial liabilities
Secured borrowings, net	$585,403	$—	$586,419	$—
Borrowings under repurchase agreement	$421,132	$—	$421,132	$—
Convertible senior notes, net	$110,057	$110,675	$—	$—

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

The Company's put option liability is adjusted to approximate market value through earnings. Fair value is determined by using a discounted cash flow model based on the future value of the liability.

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

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition cost (cost) or net realizable value. Net realizable value is determined based on appraisals, broker price opinions, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020 ($ in thousands):

			Level 1	Level 2	Level 3
March 31, 2021	Carrying value	Three months ended fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,736	$(171)	$—	$—	$6,736

			Level 1	Level 2	Level 3
December 31, 2020	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$7,807	$(1,359)	$—	$—	$7,807

Note 7 — Affiliates

Unconsolidated Affiliates

The accompanying notes are an integral part of the consolidated interim financial statements.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At March 31, 2021 the Company owned approximately 22.9% of Gaea with third party investors owning the remaining approximately 77.1%. The Company accounts for its investment in Gaea using the equity method.

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

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. As of March 31, 2021 and December 31, 2020, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended March 31,
Net income/(loss) at 100%	2021	2020
Thetis Asset Management LLC	$851	$(4,877)
Gaea Real Estate Corp.	$78	$15
AS Ajax E LLC	$54	$62
Loan pool LLCs	$(16)	$198
Great Ajax FS LLC	$(777)	$(3,450)

	March 31, 2021		December 31, 2020
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$9,681	$1,533	$9,531	$2,122
Gaea Real Estate Corp.	$94,259	$11,844	$94,639	$11,886
AS Ajax E LLC	$4,482	$2	$4,808	$2
Loan pool LLCs	$2,410	$3,964	$2,423	$3,961
Great Ajax FS LLC	$56,457	$36,807	$56,532	$36,101

The accompanying notes are an integral part of the consolidated interim financial statements.

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended March 31,
Net income/(loss) at the Company's share	2021	2020
Thetis Asset Management LLC	$168	$(966)
Gaea Real Estate Corp.	$18	$4
AS Ajax E LLC	$9	$10
Loan pool LLCs	$(7)	$79
Great Ajax FS LLC	$(62)	$(276)

	March 31, 2021		December 31, 2020
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$1,917	$304	$1,887	$420
Gaea Real Estate Corp.	$21,642	$2,719	$21,729	$2,729
AS Ajax E LLC	$738	$—	$791	$—
Loan pool LLCs	$967	$1,597	$973	$1,595
Great Ajax FS LLC	$4,517	$2,945	$4,523	$2,888

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II LLC, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of March 31, 2021, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third-parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured debt. As of March 31, 2021, 2017-D was 50.0% owned by a third-party institutional accredited investor. Great Ajax II REIT holds an interest in Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. Great Ajax II REIT was 99.9% owned by the Company as of March 31, 2021 and December 31, 2020.

During the first quarter of 2021, the Company acquired the remaining ownership of 2018-C, a subsidiary that previously had non-controlling ownership interest held by third parties and was 63.0% owned by the Company as of December 31, 2020. As of March 31, 2021, 2018-C was 100.0% owned by the Company and the previous non-controlling interest had been reduced to zero.

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

At March 31, 2021, the Company had commitments to purchase, subject to due diligence, 235 RPLs and NPLs secured by single-family residences with aggregated UPB of $104.5 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios or those of its third party institutional accredited co-investors. See Note 15 — Subsequent Events, for remaining open acquisitions as of the filing date.

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

of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. Accordingly, the Company has recognized a liability on its consolidated balance sheet within accrued expenses and other liabilities at March 31, 2021 for the present value of the put liability of $16.1 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of income. The following table sets forth the details of the Company's put option liability ($ in thousands):

	Three months ended March 31,
	2021	2020
Beginning balance	$14,205	$—
Fair value adjustments during the period	1,944	—
Ending balance	$16,149	$—

The full extent of the impact of COVID-19 on the global economy generally, and the Company's business in particular, is uncertain. As of March 31, 2021, no contingencies have been recorded on the Company's consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term adverse impacts on the Company's financial condition, results of operations, and cash flows.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			March 31, 2021
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 5, 2021	January 6, 2021	$34,568	$34,568	$43,784	127%	1.74%
April 6, 2021	January 6, 2021	7,530	7,530	9,723	129%	1.79%
April 6, 2021	January 6, 2021	4,588	4,588	5,890	128%	1.79%
April 6, 2021	January 6, 2021	4,544	4,544	5,738	126%	1.79%
April 6, 2021	January 6, 2021	3,233	3,233	4,667	144%	1.94%
April 9, 2021	October 13, 2020	33,084	33,084	41,718	126%	2.35%
April 12, 2021	January 11, 2021	5,706	5,706	7,328	128%	1.77%
April 15, 2021	January 14, 2021	6,582	6,582	8,145	124%	1.83%
April 20, 2021	January 20, 2021	12,127	12,127	15,505	128%	1.82%
April 22, 2021	March 17, 2021	3,896	3,896	5,130	132%	1.66%
April 26, 2021	January 27, 2021	7,982	7,982	9,279	116%	1.21%
April 26, 2021	January 27, 2021	5,177	5,177	6,063	117%	1.21%
April 26, 2021	January 27, 2021	6,295	6,295	7,276	116%	1.21%
April 30, 2021	February 1, 2021	11,992	11,992	14,767	123%	1.81%
April 30, 2021	February 1, 2021	11,825	11,825	15,005	127%	1.81%
April 30, 2021	February 1, 2021	5,157	5,157	6,610	128%	1.81%
April 26, 2021	February 1, 2021	3,892	3,892	4,876	125%	1.81%
April 30, 2021	February 1, 2021	2,794	2,794	3,662	131%	1.81%
April 30, 2021	February 1, 2021	2,369	2,369	3,360	142%	1.96%
April 30, 2021	February 1, 2021	1,133	1,133	1,607	142%	1.96%
May 12, 2021	February 12, 2021	3,100	3,100	4,428	143%	1.95%
June 4, 2021	March 5, 2021	24,453	24,453	32,366	132%	1.54%
June 4, 2021	March 5, 2021	23,972	23,972	31,589	132%	1.54%
June 17, 2021	March 17, 2021	9,440	9,440	11,986	127%	1.73%
June 17, 2021	March 17, 2021	7,803	7,803	10,166	130%	1.73%
June 17, 2021	March 17, 2021	1,175	1,175	1,687	144%	1.88%
June 24, 2021	March 24, 2021	2,510	2,510	3,250	129%	1.75%
July 9, 2021	July 10, 2020	250,000	15,724	23,488	149%	2.61%
September 23, 2021	September 24, 2020	400,000	42,442	63,743	150%	2.61%
Totals/weighted averages		$896,927	$305,093	$402,836	132%	1.93%

			December 31, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2021	October 9, 2020	$35,635	$35,635	$46,120	129%	2.33%
January 6, 2021	September 28, 2020	7,697	7,697	10,075	131%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,114	129%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,044	130%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,575	129%	2.32%

The accompanying notes are an integral part of the consolidated interim financial statements.

January 14, 2021	October 29, 2020	6,991	6,991	8,738	125%	2.35%
January 20, 2021	October 20, 2020	13,263	13,263	16,582	125%	2.22%
January 29, 2021	October 30, 2020	7,762	7,762	9,702	125%	2.21%
January 29, 2021	October 30, 2020	7,153	7,153	9,537	133%	2.21%
February 1, 2021	December 1, 2020	12,258	12,258	16,052	131%	1.88%
February 1, 2021	December 1, 2020	12,015	12,015	15,794	131%	1.88%
February 1, 2021	December 1, 2020	5,298	5,298	6,895	130%	1.88%
February 1, 2021	December 1, 2020	3,985	3,985	5,136	129%	1.88%
February 1, 2021	December 1, 2020	2,887	2,887	3,790	131%	1.88%
February 1, 2021	December 1, 2020	2,332	2,332	3,360	144%	2.03%
February 1, 2021	December 1, 2020	1,132	1,132	1,607	142%	2.03%
February 12, 2021	November 13, 2020	2,945	2,945	4,428	150%	2.02%
March 5, 2021	December 7, 2020	24,946	24,946	33,348	134%	1.78%
March 5, 2021	December 7, 2020	24,312	24,312	32,571	134%	1.78%
March 17, 2021	December 17, 2020	10,219	10,219	13,172	129%	1.78%
March 17, 2021	December 17, 2020	8,381	8,381	10,872	130%	1.78%
March 17, 2021	December 17, 2020	3,894	3,894	5,193	133%	1.78%
March 17, 2021	December 17, 2020	1,145	1,145	1,687	147%	1.93%
March 24, 2021	December 24, 2020	7,016	7,016	10,024	143%	1.94%
March 24, 2021	December 24, 2020	5,008	5,008	6,637	133%	1.79%
March 24, 2021	December 24, 2020	2,577	2,577	3,367	131%	1.79%
April 9, 2021	October 13, 2020	33,084	33,084	43,069	130%	2.35%
July 9, 2021	July 10, 2020	250,000	53,256	84,337	158%	2.64%
September 23, 2021	September 24, 2020	400,000	101,117	160,068	158%	2.65%
Totals/weighted averages		$916,759	$421,132	$595,599	141%	2.29%

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of March 31, 2021 and December 31, 2020, the Company had $8.8 million and $4.7 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	March 31, 2021	December 31, 2020
Gross amount of recognized liabilities	$305,093	$421,132
Gross amount of loans and securities pledged as collateral	402,836	595,599
Other prepaid collateral	8,815	4,653
Net collateral amount	$106,558	$179,120

Secured Borrowings

From inception (January 30, 2014) to March 31, 2021, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, six of which were outstanding at March 31, 2021. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the
The accompanying notes are an integral part of the consolidated interim financial statements.

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

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of the Company’s 2017-D securitization, from which the Company sold a 50% interest in the Class B certificates to third parties, the Company has retained the subordinate notes and the applicable trust certificates from the one other non-rated secured borrowing outstanding at March 31, 2021.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings at March 31, 2021. The Company’s rated secured borrowings are designated in the table below.

The Company's 2017-D secured borrowing contains Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A notes. The Company has retained 50% of both the Class A notes and Class B certificates from 2017-D.

The Company's 2018-C secured borrowing was structured with Class A notes, Class B notes and trust certificates representing the residual interest in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. The Company had retained 5% of the Class A notes and 63% of the Class B notes and trust certificates. During the first quarter of 2021 the Company acquired the remaining 37% ownership of the Class B notes and trust certificates and settled the remaining 95% of the outstanding Class A notes.

The Company's secured borrowings carry no provision for a step-up in interest rate on any of the Class B notes, except for 2021-B.

For the Company's secured borrowing for 2017-D, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis points step up is triggered, an additional 100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, the Company is entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all notes from our secured borrowings outstanding at March 31, 2021 at their respective cutoff dates:

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Non-rated
Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(1)	$177.8 million	3.75%
	None	Class B certificates(1)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Rated
Ajax Mortgage Loan Trust 2019-D/ July 2019	July 25, 2027	Class A-1 notes due 2065	$140.4 million	2.96%
	July 25, 2027	Class A-2 notes due 2065	$6.1 million	3.50%

The accompanying notes are an integral part of the consolidated interim financial statements.

	July 25, 2027	Class A-3 notes due 2065	$10.1 million	3.50%
	July 25, 2027	Class M-1 notes due 2065(2)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(3)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(3)	$7.1 million	variable(4)
	None	Class B-3 notes due 2065(3)	$12.8 million	variable(4)
		Deferred issuance costs	$(2.7) million	—%

Rated
Ajax Mortgage Loan Trust 2019-F/ November 2019	November 25, 2026	Class A-1 notes due 2059	$110.1 million	2.86%
	November 25, 2026	Class A-2 notes due 2059	$12.5 million	3.50%
	November 25, 2026	Class A-3 notes due 2059	$5.1 million	3.50%
	November 25, 2026	Class M-1 notes due 2059(2)	$6.1 million	3.50%
	None	Class B-1 notes due 2059(3)	$11.5 million	3.50%
	None	Class B-2 notes due 2059(3)	$10.4 million	variable(4)
	None	Class B-3 notes due 2059(3)	$15.1 million	variable(4)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2020-B/ August 2020	July 25, 2027	Class A-1 notes due 2059	$97.2 million	1.70%
	July 25, 2027	Class A-2 notes due 2059	$17.3 million	2.86%
	July 25, 2027	Class M-1 notes due 2059(2)	$7.3 million	3.70%
	None	Class B-1 notes due 2059(3)	$5.9 million	3.70%
	None	Class B-2 notes due 2059(3)	$5.1 million	variable(4)
	None	Class B-3 notes due 2059(3)	$23.6 million	variable(4)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2021-A/ January 2021	January 25, 2029	Class A-1 notes due 2065	$146.2 million	1.07%
	January 25, 2029	Class A-2 notes due 2065	$21.1 million	2.35%
	January 25, 2029	Class M-1 notes due 2065(2)	$7.8 million	3.15%
	None	Class B-1 notes due 2065(3)	$5.0 million	3.80%
	None	Class B-2 notes due 2065(3)	$5.0 million	variable(4)
	None	Class B-3 notes due 2065(3)	$21.5 million	variable(4)
		Deferred issuance costs	$(2.5) million	—%

Non-rated
Ajax Mortgage Loan Trust 2021-B/ February 2021	August 25, 2024	Class A notes due 2066	$215.9 million	2.24%
	February 25, 2025	Class B notes due 2066(3)	$20.2 million	4.00%
		Deferred issuance costs	$(4.3) million	—%

(1)Ajax Mortgage Loan Trust ("AJAXM") 2017-D is a joint venture in which a third party owns 50% of the Class A notes and 50% of the Class B certificates. The Company is required to consolidate 2017-D under U.S. GAAP and is reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes, which are held by the third party, are included in Secured borrowings, net. The 50% portion of the Class A notes retained by the Company have been encumbered under a repurchase agreement. 50% of the Class B certificates are recognized as Non-controlling interest.
(2)The Class M notes are subordinated, sequential pay, fixed rate notes. The Company has retained the Class M notes, with the exception of AJAXM 2021-A.

The accompanying notes are an integral part of the consolidated interim financial statements.

(3)The Class B notes are subordinated, sequential pay, with B-2 and B-3 notes having variable interest rates and subordinate to the Class B-1 notes. The Class B-1 notes are fixed rate notes. The Company has retained the Class B notes.
(4)The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust.

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates of between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at March 31, 2021 and December 31, 2020, and the securitization cutoff date ($ in thousands):

	Balances at March 31, 2021				Balances at December 31, 2020				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2017-B	$—	$—		—%	$110,062	$68,729		160%	$165,850		$115,846
2017-D	131,719	48,660	(1)	271%	133,897	51,256	(1)	261%	203,870	(2)	88,903
2018-C	—	—		—%	173,221	131,983	(3)	131%	222,181	(4)	167,910
2019-D	140,383	115,651		121%	148,641	125,008		119%	193,301		156,670
2019-F	134,884	102,555		132%	139,996	108,184		129%	170,876		127,673
2020-B	132,863	101,707		131%	136,360	105,601		129%	156,468		114,534
2021-A	187,932	169,995		111%	—	—		—%	206,528		175,116
2021-B	263,267	212,111		124%	—	—		—%	287,895		215,912
	$991,048	$750,679	(5)	132%	$842,177	$590,761	(5)	143%	$1,606,969		$1,162,564

(1)The gross amount of senior bonds at March 31, 2021 and December 31, 2020 were $97.4 million and $102.6 million however, only $48.7 million and $51.3 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(2)Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(3)2018-C contained notes held by the third party institutional investors for senior bonds and class B bonds. The gross amount of the senior and class B bonds at December 31, 2020 were $132.7 million and $15.9 million, however, only $126.1 million and $5.9 million are reflected in Secured borrowings as the remainder is owned by the Company, respectively.
(4)Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(5)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $10.6 million and $5.4 million as of March 31, 2021 and December 31, 2020.
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

During the first quarter of 2021, the Company completed a convertible note repurchase with a principal amount of $2.5 million for a purchase price of $2.4 million. The carrying amount of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first quarter of 2021 transaction was zero. During the first and third quarters of 2020, the Company completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively.

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

The conversion rate as of March 31, 2021 equals 1.7279 shares of the Company's common stock per $25.00 principal amount of notes, which is equivalent to a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of March 31, 2021, the amount by which the if-converted value falls short of the principal value for the entire series is $27.3 million.

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

At March 31, 2021, the outstanding aggregate principal amount of the notes was $110.9 million, and discount and deferred expenses were $2.9 million. During the three months ended March 31, 2021 the Company recognized interest expense of $2.4 million which includes $0.3 million of amortization of discount and deferred expenses. Comparatively at March 31, 2020, the outstanding aggregate principal amount of the notes was $115.9 million, and discount and deferred expenses were $4.4 million. During the three months ended March 31, 2020 the Company recognized interest expense of $2.4 million which includes $0.3 million of amortization of discount and deferred expenses. The effective interest rates of the notes for the quarters ended March 31, 2021 and March 31, 2020 were 9.01% and 8.72%, respectively.

Note 10 — Related Party Transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

			Three months ended March 31,
Transaction	Consolidated Statement of Income location	Counterparty	2021	2020
Interest income on securities and beneficial interest and recovery of/(provision for) losses on beneficial interests	Net interest income after recovery of/(provision for) losses	Various non-consolidated joint ventures	$5,952	$2,019
Management fee	Related party expense – management fee	Thetis	$2,270	$1,799
Loan servicing fees	Related party expense – loan servicing fees	Gregory	$1,833	$2,014
Income/(loss) from equity investment	Income/(loss) from investments in affiliates	Thetis	$168	$(966)
Income from equity investment	Income/(loss) from investments in affiliates	Gaea	$18	$4
Income from equity investment	Income/(loss) from investments in affiliates	AS Ajax E LLC	$9	$10
Loss on sale of mortgage loans	Loss on sale of mortgage loans	Gaea	$—	$(705)
(Loss)/income from equity investment	Income/(loss) from investments in affiliates	Loan pool LLCs	$(7)	$79

The accompanying notes are an integral part of the consolidated interim financial statements.

Loss from equity investment	Income/(loss) from investments in affiliates	Great Ajax FS	$(62)	$(276)

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of March 31, 2021
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$94,893
Receivables from Servicer	Receivable from Servicer	Gregory	$18,847
Affiliate loan receivable	Mortgage loans held-for-investment, net	Gaea	$11,000
Management fee payable	Management fee payable	Thetis	$2,270
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$1,133
Expense reimbursement	Accrued expenses and other liabilities	Gregory	$(84)

			As of December 31, 2020
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$91,418
Receivables from Servicer	Receivable from Servicer	Gregory	$15,755
Affiliate loan receivable	Mortgage loans held-for-investment, net	Gaea	$11,000
Management fee payable	Management fee payable	Thetis	$2,247
Affiliate loan purchase	Mortgage loans held-for-investment, net	Great Ajax FS	$1,838
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$876
Expense reimbursement receivable	Prepaid expenses and other assets	Thetis	$18
Expense reimbursements	Accrued expenses and other assets	Gregory	$(44)

At March 31, 2021 and December 31, 2020, the Company had an outstanding originated SBC loan to Gaea, a related party of $11.0 million. The loan is secured by 20 of Gaea's SBC loans. The loan carries an interest rate of 4.25% and matured on March 31, 2021. The loan was paid off on April 5, 2021. The loan is included in Mortgage loans held-for-investment, net on the Company's consolidated balance sheets.

At December 31, 2020, the Company purchased 15 RPLs from GAFS, a related party, for $1.8 million with UPB of $2.1 million and collateral value of $3.7 million. The loans are all included in Mortgage loans held-for-investment, net on the Company's consolidated balance sheets.

The Company sold no mortgage loans during the three months ended March 31, 2021. Comparatively, during the three months ended March 31, 2020, the Company sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million, for a loss of $0.7 million to Gaea, a related party. The retained securities are included in the notes and beneficial interests discussed in the paragraph below.

During the three months ended March 31, 2021, the Company acquired no debt securities and beneficial interests. Comparatively during the three months ended March 31, 2020, the Company acquired $61.3 million in debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment in the trust.

The accompanying notes are an integral part of the consolidated interim financial statements.

In certain transactions, the joint ventures also issued subordinated notes. The debt securities are carried at fair value. Of the $61.3 million of debt securities acquired in the three months ended March 31, 2020, the Company acquired $49.6 million in senior notes, $4.6 million in subordinate notes and $7.1 million in beneficial interests issued by joint ventures. As of March 31, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $264.7 million and $94.9 million, respectively. At December 31, 2020, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $273.8 million and $91.4 million, respectively. As of March 31, 2021 and December 31, 2020, the Company had no securities that were past due.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the purchase of real estate from certain of the Company's joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At March 31, 2021, and December 31, 2020, the Company had no advances outstanding to the Servicer. Interest on the arrangement accrues at 7.2% annually.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At March 31, 2021 the Company owned approximately 22.9% of Gaea with third party investors owning the remaining approximately 77.1%. The Company accounts for its investment in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. As of March 31, 2021 and December 31, 2020, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the Manager. The base management fee equals 1.5% of the Company's stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, per annum and is calculated and payable quarterly in arrears. The Company has the option to pay its management fee with between 50% to 100% cash at its discretion, and pay the remainder in shares of its common stock.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, up to 100% of the incentive fee will be payable in shares of the Company’s common stock, at the Company's discretion, until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, up to 20% of the remaining incentive fee is payable in shares of the Company’s common stock at the Company's discretion and the remaining incentive fee is payable in cash. During the three months ended March 31, 2021 and March 31, 2020, the Company did not record an incentive fee payable to the Manager.

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

Servicing fees range from 0.65% to 1.25% annually UPB at acquisition (or the fair market value or purchase price of REO), and are paid monthly. For certain of the Company's securitization trusts, the servicing fee rate for RPLs is reduced to an annual servicing fee rate of 0.42% on a loan-by-loan basis for any loan that makes seven consecutive payments. The servicing fee is based upon the status of the loan at acquisition. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the date on which the most recent regular quarterly dividend to holders of its common stock is paid. The Company recognized a base management fee to the Manager for the three months ended March 31, 2021 of $2.3 million, of which none was payable in shares of its common stock as the Board of Directors approved the management fee to be paid in all cash. Comparatively, for the three months ended March 31, 2020, the Company recognized a base management fee of $1.8 million, of which none was payable in shares of its common stock.

In addition, each of the Company’s independent directors received an annual retainer of $100,000, payable quarterly, 40% of which is payable in shares of the Company's common stock using the same valuation method as defined for the stock portion of the management fee payable to the Manager and 60% in cash.

The following table sets forth the Company’s stock-based independent director fees ($ in thousands):

Stock-based Director Fees

	For the three months ended March 31,
	2021		2020
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Independent director fees	3,945	$50	3,468	$40
Totals	3,945	$50	3,468	$40

(1)All independent director fees are fully expensed in the period in which the relevant service is received by the Company.

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. The shares vest over three years, with one third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

Each independent member of the Company's Board of Directors is issued a restricted stock award of 2,000 shares of the Company’s common stock. Additionally, the Company may issue grants of its shares of common stock from time to time to its directors.

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth the table below:

The accompanying notes are an integral part of the consolidated interim financial statements.

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
March 31, 2021 outstanding unvested share grants	163,083	$11.07	—	$—
Shares vested	—	—	—	—
Shares forfeited	—	—	(2,000)	12.00
Shares granted	—	—	2,000	12.00
December 31, 2020 outstanding unvested share grants	163,083	$11.07	—	$—

March 31, 2020 outstanding unvested share grants	114,334	$13.83	—	$—
Shares vested	—	—	—	—
Shares forfeited	—	—	—	—
Shares granted	—	—	—	—
December 31, 2019 outstanding unvested share grants	114,334	$13.83	—	$—

The following table presents the expenses for the Company's restricted stock plan for the years ended ($ in thousands):

	Three months ended March 31,
	2021	2020
Restricted stock grants	$207	$174
Director grants	24	—
Total expenses for plan grants	$231	$174

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

For the three months ended March 31, 2021 the Company had consolidated taxable income of $8.7 million; and provisions for income taxes of $34 thousand. For the three months ended March 31, 2020, the Company’s consolidated taxable income was $1.2 million; and income tax benefit of $0.3 million. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at March 31, 2021 or 2020. The Company also recorded no interest or penalties for the three months ended March 31, 2021 or 2020.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$7,004	22,816,978		$400	22,070,354
Allocation of earnings to participating restricted shares	(52)	—		(2)	—
Consolidated net income attributable to unrestricted common stockholders	$6,952	22,816,978	$0.30	$398	22,070,354	$0.02
Effect of dilutive securities(1, 2)
Restricted stock grants and Manager and director fee shares(3)	—	—		2	119,630
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$6,952	22,816,978	$0.30	$400	22,189,984	$0.02

(1)The Company's outstanding warrants for an addition 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended March 31, 2021, and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the three months ended March 31, 2021 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the three months ended March 31, 2021 would have been anti-dilutive and have been removed from the calculation.

Note 14 — Equity

Common stock

As of March 31, 2021 and December 31, 2020, the Company had 22,988,847 and 22,978,339 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred stock

During the quarter ended June 30, 2020, the Company issued to institutional accredited investors an aggregate of $130.0 million of preferred stock in two series and warrants in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. The Company expects to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with the Company's investment strategy.

The Company had 2,307,400 shares of Series A preferred stock and 2,892,600 shares of Series B preferred stock outstanding at March 31, 2021 and December 31, 2020. There were 25,000,000 shares, cumulative for all series, authorized as of both March 31, 2021 and December 31, 2020.

The accompanying notes are an integral part of the consolidated interim financial statements.

Treasury stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock repurchase of up to $25.0 million of its common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

As of March 31, 2021 and December 31, 2020, the Company held 107,243 shares of treasury stock consisting of 58,779 shares received through distributions of the Company's shares previously held by its Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under the Company's approved stock repurchase plan.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the three months ended March 31, 2021 4,228 shares were issued under the plan for total proceeds of approximately $47 thousand. Comparatively, during the three months ended March 31, 2020 no shares were issued under the plan.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2021 and 2020, no shares were sold under the at the market program.

Accumulated Other Comprehensive Loss

The Company recognizes unrealized gains or losses on its investment in debt securities as components of other comprehensive income. Total accumulated other comprehensive gain on the Company’s balance sheet at March 31, 2021 and December 31, 2020 was as follows ($ in thousands):

Investments in securities:	March 31, 2021	December 31, 2020
Unrealized gains	$1,926	$1,152
Unrealized losses	(245)	(777)
Accumulated other comprehensive gain	$1,681	$375

Non-controlling Interest

At December 31, 2020, the Company had non-controlling interests attributable to ownership interests for four legal entities. During the first quarter of 2021, the Company acquired the remaining ownership of 2018-C. This decreased the number of third party non-controlling interests as of March 31, 2021 to three legal entities. Legal entities consolidated by the Company which have non-controlling interests held by third parties are described below.

AS Ajax E II LLC was formed by the Company during 2017 to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of March 31, 2021 and December 31, 2020, the Company owned 53.1% of AS Ajax E II LLC and consolidated the assets, liabilities, revenues and expenses of the entity.

2017-D, a securitization trust, was formed by the Company during 2017. It is 50.0% held by an accredited institutional investor. As of March 31, 2021 and December 31, 2020, the Company owned 50.0% of 2017-D and consolidated the assets, liabilities, revenues and expenses of the trust.

Great Ajax II REIT was formed by the Company during 2019 to hold an interest in Great Ajax II Depositor LLC, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. As of March 31, 2021 and December 31, 2020, Great Ajax II REIT was 0.1% held by third parties. As of March 31, 2021 and December 31, 2020, the Company owned 99.9% of Great Ajax II REIT and consolidated the assets, liabilities, revenues and expenses of the entity.

The accompanying notes are an integral part of the consolidated interim financial statements.

2018-C, a securitization trust was formed by the Company during 2018 and was 37.0% held by an accredited institutional investor. The remaining 37.0% ownership was purchased by the Company during the first quarter of 2021. As of March 31, 2021 the Company owned 100.0% of 2018-C. Comparatively, as of December 31, 2020 the Company owned 63.0% of 2018-C and consolidated the assets, liabilities, revenues and expenses of the trust.

The following table sets forth the effects of changes in ownership of the Company's non-controlling interests due to transfers to or from non-controlling interest for the calendar preceding the Consolidated balance sheet dates ($ in thousands):

	March 31, 2021	December 31, 2020
Decrease from redemption of 2018-C	$(8,306)	$—
Change in non-controlling interest	$(8,306)	$—

Note 15 — Subsequent Events

The Company has agreed to acquire, subject to due diligence, 106 residential RPLs in seven transactions, and nine NPLs in two transactions, with aggregate UPB of $14.1 million and $3.1 million, respectively. The purchase price of the residential RPLs equals 88.7% of UPB and 62.2% of the estimated market value of the underlying collateral of $20.1 million. The purchase price of the NPLs equals 90.3% of UPB and 70.0% of the estimated market value of the underlying collateral of $4.0 million.

The Company has agreed to acquire, subject to due diligence, 4,739 residential RPLs with aggregate UPB of $790.4 million in one transaction from a single seller. The purchase price equals 97.5% of UPB and 54.0% of the estimated market value of the underlying collateral of $1.4 billion. These loans are expected to be acquired through a joint venture with third-party institutional accredited investors.

The Company has also agreed to acquire, subject to due diligence, 132 NPLs with aggregate UPB of $88.4 million in one transaction from a single seller. The purchase price equals 100.3% of UPB and 67.2% of the estimated market value of the underlying collateral of $131.9 million. These loans are expected to be acquired through a joint venture with third-party institutional accredited investors.

On April 7, 2021, the Company co-invested with third-party institutional investors to form Ajax Mortgage Loan Trust 2021-C ("2021-C") and retained $26.3 million of varying classes of related securities. The Company acquired 5.01% of the class A securities and 31.9% of the class B securities and trust certificates from the trust, which acquired 1,290 RPLs and NPLs with UPB of $259.6 million and an aggregate property value of $483.1 million. The senior securities represent 75% of the UPB of the underlying mortgage loans and carry a 2.115% coupon. Based on the structure of the transaction the Company will not consolidate 2021-C under U.S. GAAP. The assets included in the 2021-C securitization came from calling the bonds associated with the Company's 2017-D, 2018-A and 2018-B securitizations, all of which were joint ventures with third party institutional accredited investors.

In April 2021, the Company completed two repurchases of its convertible senior notes for an aggregate principal amount of $5.0 million and a total purchase price of $5.0 million.

On May 6, 2021, the Company’s Board of Directors declared a cash dividend of $0.19 per share to be paid on May 31, 2021 to stockholders of record as of May 20, 2021.

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

Our Operating Partnership, through interests in certain entities as of March 31, 2021 and December 31, 2020, holds 99.9% of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. We have securitized mortgage loans through securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and we have determined that we are the primary beneficiary of the VIEs.

In 2018, we formed Gaea as a wholly owned subsidiary of the Operating Partnership. We elected to treat Gaea as a TRS under the Code for 2018, and we elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings, LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties. On November 22, 2019, Gaea completed a private capital raise in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. We retained a 23.2% ownership interest in Gaea following the transaction. At March 31, 2021 we owned approximately 22.9% of Gaea.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of March 31, 2021 and December 31, 2020 ($ in millions):

	March 31, 2021	December 31, 2020
Residential RPLs	$1,060.6	$1,057.5
Residential NPLs	37.9	38.7
SBC loans	25.1	23.2
Real estate owned properties, net	7.1	8.5
Investments in securities at fair value	264.7	273.8
Investment in beneficial interests	94.9	91.4
Total mortgage related assets	$1,490.3	$1,493.1

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

The COVID-19 pandemic began to meaningfully impact our operations in late March 2020 and this disruption was reflected in our results of operations for the quarter ended March 31, 2020. The pandemic has continued and continues to significantly and adversely impact certain areas of the United States. As a result, our forecast of macroeconomic conditions and expected lifetime credit losses on our mortgage loan and beneficial interest portfolios is subject to meaningful uncertainty. While the majority of our borrowers continue to make scheduled payments and we continue to receive payments in full, we have acted swiftly to support our borrowers with a mortgage forbearance program. While we generally do not hold loans guaranteed by GSEs or the US government, we, through our Servicer, are nonetheless offering a forbearance program under terms similar to those required for GSE loans. Borrowers who request COVID-19 related hardship assistance are asked to complete a standardized hardship questionnaire, including documentation to support the COVID-19 related hardship claim. The materials are reviewed, along with the borrower's monthly payment status, to determine if the borrower is eligible for the three-month forbearance plan. If the borrower is not eligible, they are encouraged to apply for loss mitigation. In the event the COVID-19 related hardship is continuing at the end of the forbearance period, it may be extended for an additional period. At the end of the forbearance plan, the borrower may repay the amounts in a lump sum, or our Servicer will work with the borrower on repayment options or traditional loan modification options. Notwithstanding the foregoing, to the extent special rules apply to a mortgagor because of the jurisdiction or type of the Mortgage Loan, the Servicer will comply with those rules. Our Servicer has extensive experience dealing with delinquent borrowers and we believe it is well positioned to react on our behalf to any increase in mortgage delinquencies. The following list shows the COVID-19 forbearance activity in our mortgage loan portfolio as of April 30, 2021(1) :

•Number of COVID-19 forbearance relief inquiries: 1,069
•Number of COVID-19 forbearance relief granted: 297

(1)Statistics are for loans carried on our balance sheet including loans held in Ajax 2017-D where third parties own 50%. Statistics do not include non-consolidated joint ventures where we own bonds and beneficial interests issued by the joint ventures.

We expect continued volatility in the residential mortgage securities market in the short term and increased acquisition opportunities. Extended forbearance, foreclosure timelines and eviction timelines could result in lower yields and losses on our mortgage loan and beneficial interest portfolios and losses on our REO held-for-sale. Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans.

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

We also believe there are significant attractive investment opportunities in the SBC loan and property markets and originate as well as purchase these loans, particularly in urban areas where there is a sustainable trend of young adults desiring to live near where they work. We focus on densely populated urban areas where we expect positive economic change based on certain demographic, economic and social statistical data. The primary lenders for smaller multi-family and mixed retail/residential properties are community banks and not regional and national banks and large institutional lenders. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools of these loans that primary banks, lenders and portfolio acquirers typically desire. We continually monitor opportunities to increase our holdings of these SBC loans and properties.

We also believe that banks and other mortgage lenders have strengthened their capital bases and are more aggressively foreclosing on delinquent borrowers or selling these loans to dispose of their inventory. Additionally, many NPL buyers are now interested in reducing their investment duration and are selling RPLs.

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

Changes in Home Prices. As discussed above, generally, rising home prices are expected to positively affect our results, particularly as this should result in greater levels of re-performance of mortgage loans, faster refinancing of those mortgage loans, more re-capture of principal on greater than 100% LTV (loan-to-value) mortgage loans and increased recovery of the principal of the mortgage loans upon sale of any REO. Conversely, declining real estate prices are expected to negatively affect our results, particularly if the home prices should decline below our purchase price for the loans and especially if borrowers determine that it is better to strategically default as their equity in their homes decline. While home prices have risen to, or in some cases beyond, pre-Great Recession levels in many parts of the United States, there are still significant regions where values have not materially increased. We typically concentrate our investments in specific urban geographic locations in which we expect stable or better property markets. However, when we analyze loan and property acquisitions we do not take HPA into account except for rural properties for which we model negative HPA related to our expectation of worse than expected property condition. The COVID-19 outbreak has not had as material of an impact on HPA on our markets as we initially expected. A significant decline in HPA will have an adverse impact on our operating results.

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

Under both CECL and ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. However, CECL allows more flexibility to us to adjust our loan pools as the underlying risk factors change over time. Under ASC 310-30, RPLs were determined by us to have common risk characteristics and were accounted for as a single loan pool for loans acquired within each three-month calendar quarter. Similarly, NPLs were determined to have common risk characteristics and were accounted for as a single non-performing pool for loans acquired within each three-month calendar quarter. The result was generally two additional pools (RPLs and NPLs) each quarter. Under CECL, we have re-aggregated our loan pools around similar risk factors or legal ownership, while eliminating the previous distinction for the quarter in which loans were acquired. This resulted in a reduction of the number of loan pools to four as of March 31, 2020. The number of pools was then re-evaluated and increased to six as of June 30, 2020 through December 31, 2020, and is at five loan pools as of March 31, 2021. Each loan pool is oriented around similar risk factors or legal ownership. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as Interest income in the period the loan pays in full.

Our accounting for PCD loans gives rise to an accretable yield and an allowance for credit losses. Under CECL, upon the acquisition of PCD loans we record the acquisition as three separate elements for 1) the amount of purchase discount which we expect to recover through eventual repayment by the borrower, 2) an allowance for future expected credit loss and 3) the UPB of the loan. The purchase price discount which we expect at the time of acquisition to collect over the life of the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. We recognize the accretable yield as Interest income on a prospective level yield basis over the life of the pool. Our expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. If we expect to collect greater cash flows over the life of the pool, any prior allowance is reversed to the extent of the increase and the expected yield to maturity is adjusted on a prospective basis. The allowance for credit losses is increased when we estimate we will not collect all amounts previously estimated to be collectible. Increases in loan yield expectations, whether caused by timing or loan performance, are reported in the period in which they arise and are reflected as a reduction in the provision for losses even if no provision expense was previously recorded. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of our investment, we consider the estimated net recoverable value of the loan pools as well as other factors, such as the fair value of the underlying collateral. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

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

Borrower payments on our mortgage loans are classified as principal, interest, payments of fees, or escrow deposits. Amounts applied as interest on the borrower account are similarly classified as interest for accounting purposes and are classified as operating cash flows in our consolidated Statement of Cash Flows. Amounts applied as principal on the borrower account including amounts contractually due from borrowers that exceed our basis in loans purchased at a discount, are similarly classified as principal for accounting purposes and are classified as investing cash flows in the consolidated Statement of Cash Flows as required under U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Amounts received as payments of fees are recorded in Other income and classified as operating cash flows in the consolidated Statement of Cash Flows. Escrow deposits are recorded on the Servicer’s balance sheet and do not impact our cash flow.

Non-PCD Loans — While we generally acquire loans that have experienced deterioration in credit quality, we also acquire loans that have not experienced a deterioration in credit quality and originate SBC loans which are also subject to the provisions of CECL as discussed above.

As of December 31, 2020, we estimate any allowance for credit losses for our non-PCD loans based on historical experience and the risk characteristics of the individual loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans.

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

Investments in Securities at Fair Value

Our Investments in Securities at Fair Value as of March 31, 2021 and December 31, 2020 consist of investments in senior and subordinated notes issued by joint ventures, which we form with third party institutional accredited investors. We recognize income on the debt securities using the effective interest method. Additionally, the notes are classified as available-for-sale and are carried at fair value with changes in fair value reflected in our consolidated statements of comprehensive income. We mark our investments to fair value using prices received from our financing counterparties and believe any unrealized losses on our debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in our consolidated statements of income. Risks inherent in our debt securities portfolio, affecting both the valuation of the securities as well as the portfolio’s interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the pandemic, and damage to or delay in realizing the value of the underlying collateral. We monitor the credit quality of the mortgage loans underlying our debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, we assess the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluate whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

Our Investments in beneficial interests as of March 31, 2021 and December 31, 2020 consist of investments in the trust certificates issued by joint ventures which we form with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. We account for our Investments in beneficial interests under CECL, as discussed under Mortgage Loans. The methodology is similar to that described in “Mortgage Loans” except that we only recognize the ratable share of gain, loss income or expense.

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

Our put option liability is adjusted to approximate market value through earnings. Fair value is determined by using the discounted cash flows based on the future value of the liability.

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

Results of Operations

For the three months ended March 31, 2021, we had net income attributable to common stockholders of $7.0 million, or $0.30 per share for basic and for diluted common shares. For the three months ended March 31, 2020, we had net income attributable to common stockholders of $0.4 million, or $0.02 per share, for basic and diluted common shares. Key items for the three months ended March 31, 2021 include:

•Purchased $31.6 million RPLs, with UPB of $36.0 million at 57.2% of property value, $0.4 million of NPLs, with UPB of $0.7 million at 50.1% of property value, and $3.6 million SBCs, with UPB of $3.6 million at 36.5% of property value, to end the quarter with $1.1 billion in net mortgage loans
•Interest income of $24.0 million; net interest income of $13.7 million excluding a net $5.5 million acceleration of purchase discount on loans that paid off during the quarter as actual payoffs exceeded modeled expectations
•Net income attributable to common stockholders of $7.0 million
•Basic earnings per common share ("EPS") of $0.30
•Book value per common share of $16.18 at March 31, 2021
•Taxable income of $0.38 per common share
•Collected total cash of $70.2 million, from loan payments, sales of REO and investments in debt securities and beneficial interests
•Completed two securitizations materially reducing our cost of funds, with $175.1 million of AAA, A and BBB rated securities placed at a weighted average coupon of 1.31% in the first transaction and $215.9 million of senior securities placed at a coupon of 2.24% in the second transaction
•Held $137.6 million of cash and cash equivalents at March 31, 2021; average daily cash balance for the quarter was $115.2 million
•At March 31, 2021, approximately 73.1% of portfolio based on UPB made at least 12 out of the last 12 payments

Our consolidated net income attributable to common stockholders increased $6.6 million for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. The increase in our earnings compared to the quarter ended March 31, 2020 was primarily driven by an increase in our net interest income offset by preferred stock dividends of $1.9 million and a $1.9 million fair value adjustment of the put option liability which derived from a capital raise that occurred after March 31, 2020. The increase in net interest income was primarily driven by a $5.5 million acceleration of purchase discount on loans that paid off during the quarter as actual payoffs exceeded modeled expectations versus a $4.7 million provision expense in the first quarter of 2020. Under CECL, increases in loan yield expectations, whether caused by timing or loan performance, are reported in earnings in the period in which they arise and are reflected as a reduction in the provision losses even if no provision expense was previously recorded. Our book value increased to $16.18 per common share from $15.59 at December 31, 2020.

We recorded $0.2 million in impairments on our REO held-for-sale portfolio in real estate operating expense for the quarter ended March 31, 2021 compared to $0.9 million for the quarter ended March 31, 2020. Impairments for the quarter were driven primarily by additional costs of holding the properties. We continue to liquidate our REO properties held-for-sale at a faster rate than we acquire properties, with nine properties sold in the first quarter of 2021 while two were added to REO held-for-sale through foreclosures. Limited housing inventory has accelerated our REO liquidation timelines while we are continuing to experience some COVID-19 related delays in foreclosure proceedings. During the quarter ended March 31, 2020 we sold 19 REO properties while adding five through foreclosures.

Table 1: Results of Operations

	Three months ended March 31,
($ in thousands)	2021	2020
INCOME
Interest income	$24,035	$26,888
Interest expense	(10,304)	(13,070)
Net interest income	13,731	13,818
Recovery of/(provision for) losses	5,516	(4,711)
Net interest income after recovery of/(provision for) losses	19,247	9,107
Income/(loss) from investments in affiliates	163	(1,112)
Loss on sale of mortgage loans	—	(705)
Other income	356	747
Total revenue, net	19,766	8,037
EXPENSE
Related party expense – loan servicing fees	1,833	2,014
Related party expense – management fee	2,273	1,799
Loan transaction expense	187	(103)
Professional fees	640	805
Real estate operating expenses	185	912
Fair value adjustment on put option liability	1,944	—
Other expense	1,117	1,025
Total expense	8,179	6,452
Loss on debt extinguishment	911	408
Income before provision for income taxes	10,676	1,177
Provision for income taxes (benefit)	34	(319)
Consolidated net income	10,642	1,496
Less: consolidated net income attributable to the non-controlling interest	1,689	1,096
Consolidated net income attributable to Company	8,953	400
Less: dividends on preferred stock	1,949	—
Consolidated net income attributable to common stockholders	$7,004	$400

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. For the three months ended March 31, 2021 and 2020 net interest income after the reversal of the provision for losses increased to $19.2 million from $9.1 million, respectively, primarily as a result of a net $5.5 million acceleration of purchase discount on loans that paid off during the quarter as actual cash flows exceeded modeled expectations for the three months ended March 31, 2021 compared to a provision expense of $4.7 million for the three months ended March 31, 2020. Of the $5.5 million for the three months ended March 31, 2021, $5.5 million relates to our mortgage loan portfolio and $16 thousand to our investments in beneficial interests. Comparatively during the three months ended March 31, 2020, of the $4.7 million, $1.9 million relates to our mortgage loan portfolio and $2.8 million to our investments in beneficial interests. To date, the COVID-19 impact on cash flow extensions has not been as material as we initially expected.

Our gross interest income decreased by $2.9 million to $24.0 million in the quarter ended March 31, 2021 from $26.9 million in the quarter ended March 31, 2020 primarily due to a decrease in the average balance of our mortgage loan portfolio as paydowns and payoffs exceeded loan purchases, and by decreases in the average yield on our loan portfolio based on our cash flows as of the beginning of the quarter. This was offset by a decrease in interest expense of $2.8 million to $10.3 million in the quarter ended March 31, 2021 from $13.1 million in the quarter ended March 31, 2020 primarily due to decreases in the average interest rates applicable to our mortgage and bond repurchase agreements. Additionally, we have been able to refinance our secured borrowings at significantly lower rates in recent quarters. We expect our cost of funds to continue to decrease in the current interest rate and credit environment.

During the first quarter of 2021, we collected $70.2 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $62.4 million for the first quarter of 2020. The increase in cash collections in 2021 is due to a higher volume of payoffs as borrowers continued to refinance or sell the underlying property.

The interest income detail for the three months ended March 31, 2021 and 2020 are included in the table below ($ in thousands):

Table 2: Interest income detail

	Three months ended March 31,
	2021	2020(1,2)
Accretable yield recognized on RPL, NPL and SBC loans	$18,181	$21,892
Interest income on beneficial interests	3,461	2,672
Interest income on debt securities	2,476	2,165
Bank interest income	66	121
Other interest (loss)/income	(149)	38
Interest income	$24,035	$26,888
Recovery of/(provision for) losses	5,516	(4,711)
Interest income after recovery of/(provision for) losses	$29,551	$22,177

(1)Includes reclass of loan and beneficial interest credit losses from recovery of/(provision for) losses to accretable yield recognized on RPL, NPL and SBC loans and interest income on beneficial interests, respectively.
(2)Previously presented combination of interest income on securities and interest income on beneficial interests has been bifurcated to show each separately.

The average balance of our mortgage loan portfolio, debt securities, beneficial interests and debt outstanding for the three months ended March 31, 2021 and 2020 are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended March 31,
	2021	2020(1)
Average mortgage loan portfolio	$1,103,180	$1,135,336
Average carrying value of debt securities	$269,267	$238,030
Average carrying value of beneficial interests	$92,585	$60,274
Total average asset level debt	$1,088,936	$1,067,983

(1)Previously presented combination of average carrying value of debt securities and beneficial interests has been bifurcated to show to average carrying value of debt securities and average carrying value of beneficial interests separately.

Loss on sale of mortgage loans

We sold no mortgage loans during the three months ended March 31, 2021. Comparatively, during the three months ended March 31, 2020 we sold 26 mortgage loans with an aggregate carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million.

Other Income

Other income decreased for the three months ended March 31, 2021 over the comparable period in 2020 due to lower gain on sale for property held-for-sale and lower income from the federal government's Home Affordable Modification Program ("HAMP") as more loans reached the five-year threshold and no additional fees are earned. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	Three months ended March 31,
	2021	2020
Late fee income	$190	$185
Net gain on sale of Property held-for-sale	105	413
HAMP fees	48	138
Rental Income	13	11
Total other income	$356	$747

Expenses

Total expenses increased for the three months ended March 31, 2021 over the comparable period in 2020 as a result of our put option amortization expense and an increase in management fees driven by an increase in our capital base as a result of our private placements of preferred stock and warrants completed during the second quarter of 2020. This was partially offset by lower real estate operating expense due to lower REO impairments. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended March 31,
	2021	2020
Related party expense – management fee	$2,273	$1,799
Fair value adjustment on put option liability	1,944	—
Related party expense – loan servicing fees	1,833	2,014
Other expense	1,117	1,025
Professional fees	640	805
Loan transaction expense	187	(103)
Real estate operating expenses	185	912
Total expenses	$8,179	$6,452

Other expense increased for the three months ended March 31, 2021 over the comparable period in 2020 primarily due to directors' fees and grants associated with an additional board position, as well as higher insurance expense, offset by lower travel expense. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended March 31,
	2021	2020(1)
Insurance	$229	$184
Employee and service provider share grants	207	174
Borrowing related expenses	187	170
Directors' fees and grants	169	109
Other expense	101	64
Software licenses and amortization	85	70
Taxes and regulatory expense	61	46
Internal audit services	38	37
Travel, meals, entertainment	31	138
Lien release non due diligence	9	33
Total other expense	$1,117	$1,025

(1)Includes reclass of other expense to lien release non due diligence.

Equity and Net Book Value per Share

Our net book value per common share was $16.18 and $15.59 at March 31, 2021 and December 31, 2020, respectively. The increase in book value was primarily driven by our buyout of our joint venture partner's interest in 2018-C, the removal of our convertible senior notes from the calculation due to their antidilutive effect on our earnings per share calculation and a recovery in common equity that resulted from net fair value adjustments of $1.3 million taken on our portfolio of debt securities recorded to Other comprehensive income since December 31, 2020. While U.S. GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, the subtraction of non-controlling interests and preferred shares classified in equity, and shares for Manager and director fees that were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	March 31, 2021	December 31, 2020
Outstanding shares	22,988,847	22,978,339
Adjustments for:
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	3,945	4,280
Conversion of convertible senior notes into shares of common stock(1)	—	7,834,299
Settlement of put option in shares(2)	—	—
Total adjusted shares outstanding	22,992,792	30,816,918

Equity at period end	$509,535	$514,491
Net increase in equity from expected conversion of convertible senior notes(1)	—	110,250
Adjustment for equity due to preferred shares	(115,144)	(115,144)
Net adjustment for equity due to non-controlling interests	(22,429)	(29,130)
Adjusted equity	$371,962	$480,467
Book value per share	$16.18	$15.59

(1)The conversion of convertible senior notes was removed as of March 31, 2021 due to it having an anti-dilutive effect on our earnings per share calculation.
(2)The effect of the put option share settlement was removed as of March 31, 2021and December 31, 2020 due to it having an anti-dilutive effect on our earnings per share calculation.

Table 8: Fair Value Balance Sheet

The table below presents a summarized version of our U.S. GAAP balance sheets as compared to a summarized balance sheet presented at our estimates of fair values. While U.S. GAAP does not specifically define the parameters for the presentation of a fair value balance sheet, we believe the presentation is representative of our fair value, and our Manager believes this presentation is a valuable metric for evaluating our business below ($ in thousands):

	March 31, 2021			December 31, 2020
	GAAP	Adjustments for fair value	Fair Value	GAAP	Adjustments for fair value	Fair Value
ASSETS
Cash and Cash held in trust	$137,765	$—	$137,765	$107,335	$—	$107,335
Mortgage loans held-for-investment, net	991,811	96,919	1,088,730	1,119,372	112,709	1,232,081
Mortgage loans held-for-sale, net (1)	131,719	10,061	141,780	—	—	—
Investments in debt securities and beneficial interests	359,575	—	359,575	365,252	—	365,252
Investments in affiliates, real property and other assets	66,103	10,822	76,925	61,773	10,682	72,455
Total Assets	$1,686,973	$117,802	$1,804,775	$1,653,732	$123,391	$1,777,123
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net	$740,035	$3,727	$743,762	$585,403	$1,016	$586,419
Borrowings under repurchase agreements	305,093	—	305,093	421,132	—	421,132
Convertible senior notes, net	107,971	3,411	111,382	110,057	618	110,675
Put option liability	16,149	—	16,149	14,205	—	14,205
Other liabilities	8,190	—	8,190	8,444	—	8,444
Total Liabilities	1,177,438	7,138	1,184,576	1,139,241	1,634	1,140,875
Equity:
Total Equity	509,535	110,664	620,199	514,491	121,757	636,248
Total Liabilities and Equity	$1,686,973	$117,802	$1,804,775	$1,653,732	$123,391	$1,777,123

(1)Our mortgage loans held for sale are held in a consolidated joint venture which is 50% owned by an accredited institutional investor. The effect of any eventual sale on consolidated net income available to common stockholders would be substantially less than the indicated fair value adjustment on the loans.

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

Mortgage Loan Portfolio

For the three months ended March 31, 2021, we purchased $31.6 million RPLs with UPB of $36.0 million at 57.2% of property value, $0.4 million NPLs with UPB of $0.7 million at 50.1% of property value, and $3.6 million SBC loans with UPB of $3.6 million at 36.5% of property value. Comparatively, for the three months ended March 31, 2020, we purchased $1.2 million RPLs with UPB of $2.0 million at 38.6% of property value, $0.2 million NPLs with UPB of $0.2 million at 62.9% of property value, and no SBC loans. We ended the period with $1.1 billion of net mortgage loans with an aggregate UPB of $1.2 billion as of March 31, 2021 and $1.1 billion of net mortgage loans with an aggregate UPB of $1.2 billion as of March 31, 2020.

The following table shows loan portfolio acquisitions for the three months ended March 31, 2021, and 2020 ($ in thousands):

Table 9: Loan Portfolio Acquisitions

	Three months ended March 31,
	2021	2020
RPLs
Count	199	26
UPB	$36,031	$1,952
Purchase price	$31,587	$1,205
Purchase price % of UPB	87.7%	61.7%
NPLs
Count	3	1
UPB	$665	$227
Purchase price	$447	$185
Purchase price % of UPB	67.2%	81.5%
SBC loans
Count	1	—
UPB	$3,611	$—
Purchase price	$3,603	$—
Purchase price % of UPB	99.8%	—%

During the three months ended March 31, 2021, 162 mortgage loans, representing 3.2% of our ending UPB, were liquidated. Comparatively, during the three months ended March 31, 2020, 151 mortgage loans, representing 4.5% of our ending UPB, were liquidated. Our loan portfolio activity for the three months ended March 31, 2021 and 2020 is presented below ($ in thousands):

Table 10: Loan Portfolio Activity

	Three months ended March 31,
	2021		2020
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$1,119,372	$—	$1,151,469	$—
RPL, NPL and SBC portfolio acquisitions, net cost basis	35,637	—	1,391	—
Draws on SBC loans	85	—	—	—
Accretion recognized	18,521	—	21,745	—
Payments received on loans, net	(56,221)	—	(46,960)	—
Reclassifications to mortgage loans held-for-sale, net	(131,719)	131,719	—	—
Reclassifications to REO	(228)	—	(814)	—
Sale of mortgage loans	—	—	(26,111)	—
Provision for credit benefit/(losses) on mortgage loans	5,500	—	(1,893)	—
Mortgage loans credit loss expense	(454)	—	(229)	—
Other	1,318	—	31	—
Ending carrying value	$991,811	$131,719	$1,098,629	$—

Table 11: Portfolio Composition

As of March 31, 2021 and December 31, 2020, our portfolios consisted of the following ($ in thousands):

March 31, 2021(1)		December 31, 2020(1,2)
No. of Loans	6,075	No. of Loans	6,031
Total UPB(3)	$1,201,108	Total UPB(3)	$1,204,804
Interest-Bearing Balance	$1,123,219	Interest-Bearing Balance	$1,127,499
Deferred Balance(4)	$77,889	Deferred Balance(4)	$77,305
Market Value of Collateral(5)	$2,014,513	Market Value of Collateral(5)	$1,967,419
Original Purchase Price/Total UPB	79.6%	Original Purchase Price/Total UPB	82.2%
Original Purchase Price/Market Value of Collateral	50.9%	Original Purchase Price/Market Value of Collateral	53.7%
Weighted Average Coupon	4.41%	Weighted Average Coupon	4.44%
Weighted Average LTV(6)	70.9%	Weighted Average LTV(6)	72.8%
Weighted Average Remaining Term (months)	294	Weighted Average Remaining Term (months)	297
No. of first liens	6,011	No. of first liens	5,973
No. of second liens	64	No. of second liens	58
No. of Rental Properties	5	No. of Rental Properties	6
Capital Invested in Rental Properties	$408	Capital Invested in Rental Properties	$710
RPLs	94.4%	RPLs	94.4%
NPLs	3.4%	NPLs	3.5%
SBC loans	2.2%	SBC loans	2.1%
No. of REO properties held-for-sale	26	No. of REO properties held-for-sale	32
Market Value of Other REO(7)	$7,706	Market Value of Other REO(7)	$8,105
Carrying value of debt securities and beneficial interests in trusts	$363,424	Carrying value of debt securities and beneficial interests in trusts	$369,330
Loans with 12 for 12 payments as an approximate percentage of UPB (8)	73.1%	Loans with 12 for 12 payments as an approximate percentage of UPB (8)	71.9%
Loans with 24 for 24 payments as an approximate percentage of UPB (9)	66.9%	Loans with 24 for 24 payments as an approximate percentage of UPB (9)	65.1%

(1)Includes the impact of 1,003 mortgage loans with a purchase price of $177.3 million, UPB of $194.3 million and collateral value of $295.3 million acquired in the fourth quarter of 2017 through a 50% owned joint venture which we consolidate.
(2)Includes the impact of 256 mortgage loans with a purchase price of $47.4 million, UPB of $52.8 million and collateral value of $68.1 million acquired in the third quarter of 2018 through a 63% owned joint venture which we consolidated as of December 31, 2020.
(3)At March 31, 2021 and December 31, 2020, our loan portfolio consists of fixed rate (54.4% of UPB), ARM (9.0% of UPB) and Hybrid ARM (36.6% of UPB); and fixed rate (53.5% of UPB), ARM (8.9% of UPB) and Hybrid ARM (37.6% of UPB), respectively.
(4)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(5)As of date of acquisition.
(6)UPB as of March 31, 2021 and December 31, 2020, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 12: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of March 31, 2021 and December 31, 2020, respectively ($ in thousands):

Portfolio at March 31, 2021

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	615	2,997	1,683
Unpaid principal balance	$153,703	$672,720	$237,723
Mortgage loan portfolio by year of origination	14.4%	63.2%	22.4%
Loan Attributes:
Weighted average loan age (months)	90.9	169.8	209.2
Weighted Average loan-to-value	67.2%	75.3%	61.4%
Delinquency Performance:
Current	58.8%	56.1%	55.5%
30 days delinquent	7.4%	9.1%	9.4%
60 days delinquent	3.4%	5.7%	6.9%
90+ days delinquent	26.5%	23.5%	24.0%
Foreclosure	3.9%	5.6%	4.2%

	Years of Origination
Mortgage loans held-for-sale, net	After 2008	2006 – 2008	2005 and prior
Number of loans	39	472	269
Unpaid principal balance	$7,437	$97,567	$31,958
Mortgage loan portfolio by year of origination	5.4%	71.2%	23.4%
Loan Attributes:
Weighted average loan age (months)	127.5	169.5	206.6
Weighted Average loan-to-value	63.7%	74.4%	57.4%
Delinquency Performance:
Current	53.8%	46.4%	54.5%
30 days delinquent	3.3%	16.0%	15.2%
60 days delinquent	5.7%	7.4%	6.6%
90+ days delinquent	37.2%	28.2%	23.1%
Foreclosure	—%	2.0%	0.6%

Portfolio at December 31, 2020

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	639	3,471	1,921
Unpaid principal balance	$156,250	$780,956	$267,598
Mortgage loan portfolio by year of origination	13.0%	64.8%	22.2%
Loan Attributes:
Weighted average loan age (months)	91.0	166.7	205.8
Weighted Average loan-to-value	69.4%	77.0%	62.6%
Delinquency Performance:
Current	53.0%	51.9%	53.3%
30 days delinquent	13.6%	11.4%	10.9%
60 days delinquent	3.8%	6.7%	6.8%
90+ days delinquent	25.3%	25.1%	25.4%
Foreclosure	4.3%	4.9%	3.6%

Table 13: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at March 31, 2021 and December 31, 2020 ($ in thousands):

March 31, 2021						December 31, 2020
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	914	$313,452	26.1%	$577,048	28.6%	CA	947	$329,725	27.4%	$589,225	30.0%
FL	647	107,170	8.9%	178,338	8.9%	FL	655	108,293	9.0%	174,849	8.9%
TX	417	42,780	3.6%	86,040	4.3%	TX	410	42,432	3.5%	81,810	4.2%
GA	354	46,093	3.8%	75,281	3.8%	GA	352	45,817	3.8%	71,586	3.7%
NY	353	108,907	9.1%	186,947	9.3%	NY	329	103,475	8.6%	177,524	9.0%
NJ	317	73,272	6.1%	102,599	5.1%	NJ	287	65,764	5.5%	89,389	4.5%
MD	249	60,790	5.1%	81,391	4.0%	MD	248	60,082	5.0%	77,693	4.0%
NC	244	36,251	3.0%	63,018	3.1%	NC	240	33,146	2.8%	52,217	2.7%
IL	231	42,153	3.6%	55,526	2.8%	IL	227	41,410	3.5%	54,379	2.8%
VA	208	43,965	3.7%	65,684	3.3%	VA	205	43,563	3.6%	63,132	3.2%
PA	192	22,186	1.8%	33,125	1.6%	PA	185	21,294	1.8%	31,248	1.6%
MA	177	35,602	3.0%	63,344	3.1%	MA	177	35,454	2.9%	61,220	3.1%
AZ	142	27,020	2.2%	44,976	2.2%	AZ	150	29,765	2.5%	47,835	2.4%
SC	131	13,928	1.2%	22,251	1.1%	SC	129	14,206	1.2%	22,213	1.1%
TN	116	11,819	1.0%	21,502	1.1%	TN	115	12,721	1.1%	22,690	1.2%
OH	112	12,843	1.1%	18,149	0.9%	OH	110	12,929	1.1%	17,843	0.9%
WA	100	23,069	1.9%	43,969	2.2%	WA	104	23,874	2.0%	43,784	2.2%
IN	97	9,007	0.7%	14,960	0.7%	IN	98	9,180	0.8%	14,476	0.7%
NV	94	17,817	1.5%	29,982	1.5%	NV	97	18,614	1.5%	30,344	1.5%
MI	94	12,649	1.1%	19,743	1.0%	MI	97	13,103	1.1%	19,832	1.0%
CT	78	14,003	1.2%	19,054	0.9%	CT	77	13,529	1.1%	18,115	0.9%
LA	78	7,739	0.6%	12,404	0.6%	LA	76	7,631	0.6%	11,910	0.6%
MO	75	8,443	0.7%	11,868	0.6%	MO	75	9,383	0.8%	12,545	0.6%
OR	69	24,054	2.0%	46,662	2.3%	OR	70	24,303	2.0%	46,279	2.4%
CO	52	10,157	0.8%	22,472	1.1%	CO	54	10,450	0.9%	22,665	1.2%
MN	48	8,308	0.7%	12,824	0.6%	MN	49	9,121	0.8%	13,242	0.7%
AL	47	3,870	0.3%	5,387	0.3%	UT	44	6,895	0.6%	14,932	0.8%
UT	44	6,844	0.6%	15,591	0.8%	AL	44	3,670	0.3%	4,891	0.2%
WI	42	5,510	0.5%	7,679	0.4%	WI	37	4,696	0.4%	6,385	0.3%
KY	36	4,129	0.3%	6,173	0.3%	KY	36	4,158	0.3%	6,032	0.3%
DE	34	6,184	0.5%	7,812	0.4%	DE	34	6,509	0.5%	7,999	0.4%
NM	30	4,443	0.4%	6,412	0.3%	NM	30	4,450	0.4%	6,207	0.3%
OK	27	2,401	0.2%	3,748	0.2%	OK	27	2,511	0.2%	3,827	0.2%
MS	27	2,144	0.2%	3,267	0.2%	MS	26	2,149	0.2%	3,168	0.2%
AR	21	1,547	0.1%	2,206	0.1%	AR	20	1,447	0.1%	2,016	0.1%
KS	19	1,414	0.1%	3,054	0.2%	KS	19	1,379	0.1%	2,897	0.1%
DC	18	5,434	0.5%	8,499	0.4%	NH	18	3,223	0.3%	5,087	0.3%
NH	18	3,207	0.3%	5,272	0.3%	IA	18	1,736	0.1%	2,267	0.1%
WV	18	1,336	0.1%	1,948	0.1%	DC	17	5,131	0.4%	8,138	0.4%
RI	17	3,589	0.3%	5,369	0.3%	WV	17	1,258	0.1%	1,830	0.1%
IA	17	1,563	0.1%	2,196	0.1%	HI	16	6,456	0.5%	9,305	0.5%
HI	16	6,432	0.5%	9,494	0.5%	RI	14	3,084	0.3%	4,481	0.2%
ID	15	1,824	0.2%	3,848	0.2%	ID	12	1,496	0.1%	2,971	0.2%
ME	10	1,362	0.1%	1,873	0.1%	ME	10	1,372	0.1%	1,801	0.1%
MT	6	1,018	0.1%	1,610	0.1%	MT	6	803	0.1%	1,336	0.1%
PR	5	596	—%	544	—%	PR	5	518	—%	592	—%
NE	4	564	—%	657	—%	SD	4	537	—%	872	—%
SD	4	535	—%	881	—%	NE	4	528	—%	603	—%
VT	3	613	0.1%	586	—%	WY	3	438	—%	356	—%
WY	3	435	—%	381	—%	ND	3	395	—%	472	—%

ND	3	394	—%	473	—%	VT	2	452	—%	518	—%
AK	2	243	—%	396	—%	AK	2	249	—%	391	—%
	6,075	$1,201,108	100.0%	$2,014,513	100.0%		6,031	$1,204,804	100.0%	$1,967,419	100.0%

(1)As of date of acquisition.

Table 14: Debt Securities and Beneficial Interest Acquisitions

	Three months ended March 31,
	2021	2020
Class A securities
UPB	$—	$49,876
Purchase price	$—	$49,602
Purchase price % of UPB	—%	99.5%
Class B securities
UPB	$—	$4,656
Purchase price	$—	$4,623
Purchase price % of UPB	—%	99.3%
Beneficial interests
Purchase price	$—	$7,082

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

As of March 31, 2021 and December 31, 2020, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, beneficial interests and rental properties. We also held approximately $137.6 million of cash and cash equivalents, an increase of $30.5 million from our balance of $107.1 million at December 31, 2020. Our average daily cash balance during the quarter was $115.2 million, a decrease of $13.5 million from our average daily cash balance of $128.7 million during the three months ended December 31, 2020.

Our collections of principal and interest payments on mortgages and securities, payoffs and proceeds and on the sale of our property held-for-sale were $70.2 million and $62.4 million for the three months ended March 31, 2021 and 2020, respectively.

Our operating cash outflows, including the effect of restricted cash, for the three months ended March 31, 2021 and 2020 were $9.4 million and $30.4 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $12.6 million and $12.3 million for the three months ended March 31, 2021 and 2020, respectively. Non-cash interest income accretion was $5.9 million and $9.5 million for the three months ended March 31, 2021 and 2020, respectively. Interest income on beneficial interests was $3.6 million and $2.7 million during the three months ended March 31, 2021 and 2020, respectively. Interest income on debt securities was $2.5 million and $2.3 million during the three months ended March 31, 2021 and 2020, respectively. No mortgage loans were sold during the three months ended March 31, 2021.

During the three months ended March 31, 2020 we recognized a loss of $0.7 million from the sale of 26 mortgage loans to Gaea, an affiliated entity.

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

For the three months ended March 31, 2021, our investing cash inflows of $22.9 million were driven primarily by the proceeds from principal payments on and payoffs of our mortgage loan portfolio of $43.6 million and principal payments on and payoffs of our debt securities and beneficial interests of $12.9 million, offset by acquisitions of mortgage loans of $35.6 million. For the three months ended March 31, 2020 our investing cash inflow of $11.0 million was primarily driven by the sale of mortgage loans to Gaea in the amount of $25.4 million and principal payments on and payoffs of our mortgage loan portfolio of $34.6 million, principal payments on and payoffs on debt securities and beneficial interests held as investments of $10.2 million, offset by purchases of debt securities and beneficial interests of $61.3 million and acquisitions of mortgage loans of $1.4 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the three months ended March 31, 2021, we had net financing cash inflows of $16.9 million primarily driven by additional borrowing through secured debt of $391.0 million and repurchase transactions of $89.7 million, offset by pay downs of existing debt obligations of $225.2 million on secured debt and repayments of $205.7 million on repurchase transaction. Also, we purchased the remaining 37% ownership of the Class B notes and trust certificates of 2018-C for a total of $17.2 million. For the three months ended March 31, 2020, we had net cash outflows from financing activities of $13.8 million from our pay down of existing debt obligations, primarily driven by repayments of $55.4 million on repurchase transactions, $22.6 million on secured debt and the repurchase of our senior convertible notes for a net cash impact of $8.2 million, partially offset by additional borrowing through repurchase transactions of $72.4 million. For the three months ended March 31, 2021 and 2020 we paid $5.9 million and $0.1 million, respectively, in combined dividends and distributions.

Financing Activities — Equity offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of March 31, 2021 we held 107,243 shares of treasury stock consisting of 58,779 shares received through distributions of our shares previously held by our Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under our approved stock repurchase plan. As of March 31, 2020 we held 37,278 shares of treasury stock received through distributions of our shares previously held by our Manager.

During 2020, we issued an aggregate of $130.0 million of preferred stock and warrants to institutional accredited investors in a series of private placements. We issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to us at a specified put price on or after July 6, 2023. Under U.S. GAAP, we are required to allocate the proceeds between the Preferred stock and warrants. The allocation of the proceeds, net of all offering costs, resulted in the Preferred series A shares receiving an allocation of $51.1 million, the Preferred series B shares receiving an allocation of $64.0 million and the warrants an allocation of $9.5 million. We mark the obligation for the warrants and future put liability to market though earnings. We expect to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with our investment strategy.

During the three months ended March 31, 2021 and March 31, 2020, we did not sell any shares of common stock under our At the Market program which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From inception (January 30, 2014) to March 31, 2021, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See Table 18: Investments in joint ventures), through securitization trusts pursuant to Rule 144A under the Securities Act, six of which were outstanding at March 31, 2021. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. With the exception of our Ajax Mortgage Loan Trusts 2017-D ("2017-D") secured borrowings, from which we sold a 50% interest in the Class A notes we have retained the subordinate notes and the applicable trust certificates from the one other remaining non-rated secured borrowing outstanding at March 31, 2021.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at March 31, 2021. Our rated secured borrowings are designated in the table below.

Our 2017-D secured borrowing contains Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. We have retained 50% of both the Class A notes and Class B certificates from 2017-D.

Our 2018-C secured borrowing was structured with Class A notes, Class B notes and trust certificates representing the residual interest in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. We had retained 5% of the Class A notes and 63% of the Class B notes and trust certificates. During the first quarter of 2021 we acquired the remaining 37% ownership of the Class B notes and trust certificates and settled the remaining 95% of the outstanding Class A notes.

For our secured borrowing for 2017-D, if the Class A notes have not been redeemed by the payment date or otherwise paid in full 36 months after issue, an interest rate step-up of 300 basis points is triggered. Twelve months after the 300 basis point step up is triggered, an additional 100 basis point step up will be triggered, and an amount equal to the aggregate interest payment amount that accrued and would otherwise be paid to the subordinate notes will be paid as principal to the Class A notes on that date and each subsequent payment date until the Class A notes are paid in full. After the Class A notes are paid in full, the subordinate notes will resume receiving their respective interest payment amounts and any interest that accrued but was not paid while the Class A notes were outstanding. As the holder of the trust certificates, we are entitled to receive any remaining amounts in the trusts after the Class A notes and subordinate notes have been paid in full.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at March 31, 2021 at their respective cutoff dates:

Table 15: Secured Borrowings

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Non-rated
Ajax Mortgage Loan Trust 2017-D/ December 2017	April 25, 2021	Class A notes due 2057(1)	$177.8 million	3.75%
	None	Class B certificates(1)	$44.5 million	—%
		Deferred issuance costs	$(1.1) million	—%

Rated
Ajax Mortgage Loan Trust 2019-D/ July 2019	July 25, 2027	Class A-1 notes due 2065	$140.4 million	2.96%
	July 25, 2027	Class A-2 notes due 2065	$6.1 million	3.50%
	July 25, 2027	Class A-3 notes due 2065	$10.1 million	3.50%
	July 25, 2027	Class M-1 notes due 2065(2)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(3)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(3)	$7.1 million	variable(4)
	None	Class B-3 notes due 2065(3)	$12.8 million	variable(4)
		Deferred issuance costs	$(2.7) million	—%

Rated
Ajax Mortgage Loan Trust 2019-F/ November 2019	November 25, 2026	Class A-1 notes due 2059	$110.1 million	2.86%
	November 25, 2026	Class A-2 notes due 2059	$12.5 million	3.50%
	November 25, 2026	Class A-3 notes due 2059	$5.1 million	3.50%
	November 25, 2026	Class M-1 notes due 2059(2)	$6.1 million	3.50%
	None	Class B-1 notes due 2059(3)	$11.5 million	3.50%
	None	Class B-2 notes due 2059(3)	$10.4 million	variable(4)
	None	Class B-3 notes due 2059(3)	$15.1 million	variable(4)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2020-B/ August 2020	July 25, 2027	Class A-1 notes due 2059	$97.2 million	1.70%
	July 25, 2027	Class A-2 notes due 2059	$17.3 million	2.86%
	July 25, 2027	Class M-1 notes due 2059(2)	$7.3 million	3.70%
	None	Class B-1 notes due 2059(3)	$5.9 million	3.70%
	None	Class B-2 notes due 2059(3)	$5.1 million	variable(4)
	None	Class B-3 notes due 2059(3)	$23.6 million	variable(4)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2021-A/ January 2021	January 25, 2029	Class A-1 notes due 2065	$146.2 million	1.07%
	January 25, 2029	Class A-2 notes due 2065	$21.1 million	2.35%
	January 25, 2029	Class M-1 notes due 2065(2)	$7.8 million	3.15%
	None	Class B-1 notes due 2065(3)	$5.0 million	3.80%
	None	Class B-2 notes due 2065(3)	$5.0 million	variable(4)

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
	None	Class B-3 notes due 2065(3)	$21.5 million	variable(4)
		Deferred issuance costs	$(2.5) million	—%

Non-rated
Ajax Mortgage Loan Trust 2021-B/ February 2021	August 25, 2024	Class A notes due 2066	$215.9 million	2.24%
	February 25, 2025	Class B notes due 2066(3)	$20.2 million	4.00%
		Deferred issuance costs	$(4.3) million	—%

(1)Ajax Mortgage Loan Trust ("AJAXM") 2017-D is a joint venture in which a third party owns 50% of the Class A notes and 50% of the Class B certificates. We are required to consolidate 2017-D and are reflecting 100% of the mortgage loans, in Mortgage loans, net. 50% of the Class A notes, which are held by the third party, are included in Secured borrowings, net. The 50% portion of the Class A notes retained by us have been encumbered under a repurchase agreement. 50% of the Class B certificates are recognized as Non-controlling interest.
(2)The Class M notes are subordinated, sequential pay, fixed rate notes. The Company has retained the Class M notes, with the exception of AJAXM 2021-A.
(3)The Class B notes are subordinated, sequential pay, with B-2 and B-3 notes having variable interest rates and subordinate to the Class B-1 notes. The Class B-1 notes are fixed rate notes. The Company has retained the Class B notes.
(4)The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust.

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

During the first quarter of 2021, we completed a convertible note repurchase with a principal amount of $2.5 million for a purchase price of $2.4 million. The carrying amount of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first quarter of 2021 transaction was zero. During the first and third quarter of 2020, we completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively.

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

A summary of our outstanding repurchase transactions at March 31, 2021 and December 31, 2020 is as follows ($ in thousands):

Table 16: Repurchase Transactions by Maturity Date

			March 31, 2021
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 5, 2021	January 6, 2021	$34,568	$34,568	$43,784	127%	1.74%
April 6, 2021	January 6, 2021	7,530	7,530	9,723	129%	1.79%
April 6, 2021	January 6, 2021	4,588	4,588	5,890	128%	1.79%
April 6, 2021	January 6, 2021	4,544	4,544	5,738	126%	1.79%
April 6, 2021	January 6, 2021	3,233	3,233	4,667	144%	1.94%
April 9, 2021	October 13, 2020	33,084	33,084	41,718	126%	2.35%
April 12, 2021	January 11, 2021	5,706	5,706	7,328	128%	1.77%
April 15, 2021	January 14, 2021	6,582	6,582	8,145	124%	1.83%
April 20, 2021	January 20, 2021	12,127	12,127	15,505	128%	1.82%
April 22, 2021	March 17, 2021	3,896	3,896	5,130	132%	1.66%
April 26, 2021	January 27, 2021	7,982	7,982	9,279	116%	1.21%
April 26, 2021	January 27, 2021	5,177	5,177	6,063	117%	1.21%
April 26, 2021	January 27, 2021	6,295	6,295	7,276	116%	1.21%
April 30, 2021	February 1, 2021	11,992	11,992	14,767	123%	1.81%
April 30, 2021	February 1, 2021	11,825	11,825	15,005	127%	1.81%
April 30, 2021	February 1, 2021	5,157	5,157	6,610	128%	1.81%
April 26, 2021	February 1, 2021	3,892	3,892	4,876	125%	1.81%
April 30, 2021	February 1, 2021	2,794	2,794	3,662	131%	1.81%
April 30, 2021	February 1, 2021	2,369	2,369	3,360	142%	1.96%
April 30, 2021	February 1, 2021	1,133	1,133	1,607	142%	1.96%
May 12, 2021	February 12, 2021	3,100	3,100	4,428	143%	1.95%
June 4, 2021	March 5, 2021	24,453	24,453	32,366	132%	1.54%
June 4, 2021	March 5, 2021	23,972	23,972	31,589	132%	1.54%
June 17, 2021	March 17, 2021	9,440	9,440	11,986	127%	1.73%
June 17, 2021	March 17, 2021	7,803	7,803	10,166	130%	1.73%
June 17, 2021	March 17, 2021	1,175	1,175	1,687	144%	1.88%
June 24, 2021	March 24, 2021	2,510	2,510	3,250	129%	1.75%
July 9, 2021	July 10, 2020	250,000	15,724	23,488	149%	2.61%
September 23, 2021	September 24, 2020	400,000	42,442	63,743	150%	2.61%
Totals/weighted averages		$896,927	$305,093	$402,836	132%	1.93%

			December 31, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2021	October 9, 2020	$35,635	$35,635	$46,120	129%	2.33%
January 6, 2021	September 28, 2020	7,697	7,697	10,075	131%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,114	129%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,044	130%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,575	129%	2.32%
January 14, 2021	October 29, 2020	6,991	6,991	8,738	125%	2.35%
January 20, 2021	October 20, 2020	13,263	13,263	16,582	125%	2.22%
January 29, 2021	October 30, 2020	7,762	7,762	9,702	125%	2.21%
January 29, 2021	October 30, 2020	7,153	7,153	9,537	133%	2.21%
February 1, 2021	December 1, 2020	12,258	12,258	16,052	131%	1.88%
February 1, 2021	December 1, 2020	12,015	12,015	15,794	131%	1.88%
February 1, 2021	December 1, 2020	5,298	5,298	6,895	130%	1.88%
February 1, 2021	December 1, 2020	3,985	3,985	5,136	129%	1.88%
February 1, 2021	December 1, 2020	2,887	2,887	3,790	131%	1.88%
February 1, 2021	December 1, 2020	2,332	2,332	3,360	144%	2.03%
February 1, 2021	December 1, 2020	1,132	1,132	1,607	142%	2.03%
February 12, 2021	November 13, 2020	2,945	2,945	4,428	150%	2.02%
March 5, 2021	December 7, 2020	24,946	24,946	33,348	134%	1.78%
March 5, 2021	December 7, 2020	24,312	24,312	32,571	134%	1.78%
March 17, 2021	December 17, 2020	10,219	10,219	13,172	129%	1.78%
March 17, 2021	December 17, 2020	8,381	8,381	10,872	130%	1.78%
March 17, 2021	December 17, 2020	3,894	3,894	5,193	133%	1.78%
March 17, 2021	December 17, 2020	1,145	1,145	1,687	147%	1.93%
March 24, 2021	December 24, 2020	7,016	7,016	10,024	143%	1.94%
March 24, 2021	December 24, 2020	5,008	5,008	6,637	133%	1.79%
March 24, 2021	December 24, 2020	2,577	2,577	3,367	131%	1.79%
April 9, 2021	October 13, 2020	33,084	33,084	43,069	130%	2.35%
July 9, 2021	July 10, 2020	250,000	53,256	84,337	158%	2.64%
September 23, 2021	September 24, 2020	400,000	101,117	160,068	158%	2.65%
Totals/weighted averages		$916,759	$421,132	$595,599	141%	2.29%

As of March 31, 2021, we had $305.1 million outstanding under our repurchase transactions compared to $421.1 million as of December 31, 2020. The maximum month-end balance outstanding during the three months ended March 31, 2021 was $436.3 million, compared to a maximum month-end balance for the three months ended December 31, 2020, of $422.3 million. The following table presents certain details of our repurchase transactions for the three months ended March 31, 2021 and December 31, 2020 ($ in thousands):

Table 17: Repurchase Balances

	Three months ended
	March 31, 2021	December 31, 2020
Balance at the end of period	$305,093	$421,132
Maximum outstanding balance during the quarter	$436,296	$422,322
Average balance	$352,739	$417,973

The decrease in our average balance from $418.0 million for the three months ended December 31, 2020 to our average balance of $352.7 million for the three months ended March 31, 2021 was due to a net decrease in repurchase financing during the three months ended March 31, 2021, as a result of repayments on pledged securities.

As of March 31, 2021 and December 31, 2020, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability and our senior convertible notes.

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

On May 6, 2021, our Board of Directors declared a dividend of $0.19 per share, to be paid on May 31, 2021 to stockholders of record as of May 20, 2021. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock, all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. During the three months ended March 31, 2021 and March 31, 2020, we recorded no incentive fee payable to the Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 4.70% on an annualized basis of our book value of $16.18 per share at March 31, 2021. If our taxable income increases to the levels we experienced during 2019, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related party transactions.

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

A summary of our investments in joint ventures is presented below(1) ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	9.36%	$8,521	$5,738

	Trust certificates	$22,759	—%	9.36%	$2,130	$2,144

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	20.00%	$13,275	$5,130
	Trust certificates	$28,447	—%	20.00%	$5,689	$4,097

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$12,973
	Trust certificates	$20,166	—%	20.00%	$4,033	$3,915

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	5.01%	$4,313	$3,666
	Class B notes due 2058	$8,035	5.25%	20.00%	$1,607	$1,605
	Trust certificates	$20,662	—%	20.00%	$4,132	$4,130

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	5.01%	$9,018	$6,610
	Class B notes due 2058	$16,800	5.25%	20.00%	$3,360	$3,360
	Trust certificates	$43,201	—%	20.00%	$8,640	$8,252

Ajax Mortgage Loan Trust 2018-G/ December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$25,671
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—%	25.00%	$10,414	$10,585

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$14,767
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—%	20.00%	$6,134	$6,137

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$15,005
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—%	15.00%	$5,880	$5,976

Ajax Mortgage Loan Trust 2019-C/ May 2019	Class A notes due 2058	$150,037	3.95%	5.00%	$7,502	$5,878
	Class B notes due 2058	$14,003	5.25%	34.00%	$4,761	$4,761
	Trust certificates	$36,009	—%	34.00%	$12,243	$12,417

Ajax Mortgage Loan Trust 2019-E/ September 2019	Class A notes due 2059	$181,101	3.00%	6.55%	$11,862	$8,145
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—%	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$7,328
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640

	Trust certificates	$33,941	—%	20.00%	$6,788	$6,820

Ajax Mortgage Loan Trust 2019-H/ December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$11,985
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,375

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$41,718
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,428
	Trust certificates	$59,852	—%	20.00%	$11,970	$11,934

Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%	10.01%	$33,970	$32,366
	Class B notes due 2060	$21,754	5.00%	10.01%	$2,178	$2,178
	Trust certificates	$73,964	—%	10.01%	$7,404	$7,393

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%	10.01%	$33,105	$31,589
	Class B notes due 2060	$30,867	5.00%	10.01%	$3,090	$3,090
	Trust certificates	$79,373	—%	10.01%	$7,945	$7,934

(1)Table does not include our 2017-D securitization with total original outstanding principal of $222.3 million as this trust is included in our consolidated financial statements.

Table 19: Contractual Obligations

A summary of our contractual obligations as of March 31, 2021 and December 31, 2020 is as follows ($ in thousands):

March 31, 2021	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$110,850	$—	$—	$110,850	$—
Borrowings under repurchase agreements	305,093	305,093	—	—	—
Interest on convertible senior notes	26,456	8,039	16,073	2,344	—
Interest on repurchase agreements	997	997	—	—	—
Put obligation on outstanding common stock warrants	50,707	—	—	50,707	—
Total	$494,103	$314,129	$16,073	$163,901	$—

December 31, 2020	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$113,350	$—	$—	$113,350	$—
Borrowings under repurchase agreements	421,132	421,132	—	—	—
Interest on convertible senior notes	29,105	8,218	16,436	4,451	—
Interest on repurchase agreements	3,345	3,345	—	—	—
Put obligation on outstanding common stock warrants	50,707	—	—	50,707	—
Total	$617,639	$432,695	$16,436	$168,508	$—

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

Subsequent Events

We have agreed to acquire, subject to due diligence, 106 residential RPLs in seven transactions, and nine NPLs in two transactions, with aggregate UPB of $14.1 million and $3.1 million, respectively. The purchase price of the residential RPLs equals 88.7% of UPB and 62.2% of the estimated market value of the underlying collateral of $20.1 million. The purchase price of the NPLs equals 90.3% of UPB and 70.0% of the estimated market value of the underlying collateral of $4.0 million.

We have agreed to acquire, subject to due diligence, 4,739 residential RPLs with aggregate UPB of $790.4 million in one transaction from a single seller. The purchase price equals 97.5% of UPB and 54.0% of the estimated market value of the underlying collateral of $1.4 billion. These loans are expected to be acquired through a joint venture with third-party institutional accredited investors.

We have also agreed to acquire, subject to due diligence, 132 NPLs with aggregate UPB of $88.4 million, in one transaction from a single seller. The purchase price equals 100.3% of UPB and 67.2% of the estimated market value of the underlying collateral of $131.9 million. These loans are expected to be acquired through a joint venture with third-party institutional accredited investors.

On April 7, 2021, we co-invested with third-party institutional investors to form Ajax Mortgage Loan Trust 2021-C ("2021-C") and retained $26.3 million of varying classes of related securities. We acquired 5.01% of the class A securities and 31.9% of the class B securities and trust certificates from the trust, which acquired 1,290 RPLs and NPLs with UPB of $259.6 million and an aggregate property value of $483.1 million. The senior securities represent 75% of the UPB of the underlying mortgage loans and carry a 2.115% coupon. Based on the structure of the transaction we will not consolidate 2021-C under U.S. GAAP. The assets included in the 2021-C securitization came from calling the bonds associated with our 2017-D, 2018-A and 2018-B securitizations, all of which were joint ventures with third party institutional accredited investors.

In April 2021, we completed two repurchases of our convertible senior notes for an aggregate principal amount of $5.0 million and a total purchase price of $5.0 million.

On May 6, 2021, our Board of Directors declared a cash dividend of $0.19 per share to be paid on May 31, 2021 to stockholders of record as of May 20, 2021.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from these previously disclosed risk factors.

Item 2. Unregistered Sales of Securities

Unregistered Sales of Equity Securities

On March 8, 2021 we issued each of our four independent directors 1,070 shares of common stock in partial payment of their quarterly director fees for the fourth quarter of 2020. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: May 7, 2021	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)