Form 10-Q
period 2021-06-30
Great Ajax Corp.
filed 2021-08-06
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                  to

001-36844
(Commission file number)

GREAT AJAX CORP.
(Exact name of registrant as specified in its charter)

Maryland	46-5211870
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

As of August 4, 2021, 23,142,946 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$88,134	$107,147
Cash held in trust	186	188
Mortgage loans, net(1,2)	955,628	1,119,372
Real estate owned properties, net(3)	4,768	8,526
Investments in securities at fair value(4)	424,632	273,834
Investments in beneficial interests(5)	133,484	91,418
Receivable from servicer	23,907	15,755
Investments in affiliates	27,929	28,616
Prepaid expenses and other assets	17,424	8,876
Total assets	$1,676,092	$1,653,732
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,6)	$653,948	$585,403
Borrowings under repurchase transactions	394,386	421,132
Convertible senior notes, net(6)	103,427	110,057
Management fee payable	2,267	2,247
Put option liability	18,350	14,205
Accrued expenses and other liabilities	6,222	6,197
Total liabilities	1,178,600	1,139,241
Commitments and contingencies – see Note 8
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,307,400 shares issued and outstanding at June 30, 2021 and 2,307,400 shares issued or outstanding at December 31, 2020	51,100	51,100
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,892,600 shares issued and outstanding at June 30, 2021 and 2,892,600 shares issued and outstanding at December 31, 2020	64,044	64,044
Common stock $0.01 par value; 125,000,000 shares authorized, 22,993,246 shares issued and outstanding at June 30, 2021 and 22,978,339 shares issued and outstanding at December 31, 2020	231	231
Additional paid-in capital	315,131	317,424
Treasury stock	(1,405)	(1,159)
Retained earnings	62,502	53,346
Accumulated other comprehensive income	1,651	375
Equity attributable to stockholders	493,254	485,361
Non-controlling interests(7)	4,238	29,130
Total equity	497,492	514,491
Total liabilities and equity	$1,676,092	$1,653,732

(1)Mortgage loans, net include $821.6 million and $842.2 million of loans at June 30, 2021 and December 31, 2020, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary
The accompanying notes are an integral part of the consolidated financial statements.

(Great Ajax Corp.). See Note 9 — Debt. Mortgage loans, net include $9.8 million and $13.7 million of allowance for loan credit losses at June 30, 2021 and December 31, 2020, respectively.
(2)As of June 30, 2021, balances for Mortgage loans, net include $1.9 million from a 50.0% owned joint venture. As of December 31, 2020, balances for Mortgage loans, net include $307.1 million and Secured borrowings, net of deferred costs includes $250.6 million from 50.0% and 63.0% owned joint ventures, all of which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt.
(3)Real estate owned properties, net, includes valuation allowances of $0.5 million and $1.4 million at June 30, 2021 and December 31, 2020, respectively.
(4)As of June 30, 2021 and December 31, 2020, Investments in securities at fair value include amortized cost basis of $423.0 million and $273.4 million, respectively, and net unrealized gains of $1.7 million and $0.4 million, respectively.
(5)Investments in beneficial interests includes allowance for credit losses of $3.0 million and $4.5 million at June 30, 2021 and December 31, 2020, respectively.
(6)Secured borrowings, net are presented net of deferred issuance costs of $9.5 million at June 30, 2021 and $5.4 million at December 31, 2020. Convertible senior notes, net are presented net of deferred issuance costs of $2.4 million at June 30, 2021 and $3.3 million at December 31, 2020.
(7)As of June 30, 2021 non-controlling interests includes $2.7 million from a 50.0% owned joint venture, $1.4 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary. As of December 31, 2020 non-controlling interests includes $27.4 million from the 50.0% and 63.0% owned joint ventures, $1.5 million from a 53.1% owned subsidiary and $0.2 million from a 99.9% owned subsidiary which the Company consolidates under U.S. GAAP.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
($ in thousands except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
INCOME
Interest income	$23,048	$23,171	$47,083	$50,059
Interest expense	(8,830)	(13,058)	(19,134)	(26,128)
Net interest income	14,218	10,113	27,949	23,931
Net increase in the net present value of expected cash flows(1)	4,733	4,862	10,249	151
Net interest income after the impact of changes in the net present value of expected cash flows	18,951	14,975	38,198	24,082
Income/(loss) from investments in affiliates	357	672	520	(440)
Other income	486	680	842	722
Total revenue, net	19,794	16,327	39,560	24,364
EXPENSE
Related party expense – loan servicing fees	1,699	1,936	3,532	3,950
Related party expense – management fee	2,270	2,143	4,543	3,942
Professional fees	763	732	1,403	1,537
Real estate operating expenses	88	188	273	1,100
Fair value adjustment on put option liability	2,201	1,250	4,145	1,250
Other expense	1,375	1,140	2,679	2,062
Total expense	8,396	7,389	16,575	13,841
Loss on debt extinguishment	161	—	1,072	408
Income before provision for income taxes	11,237	8,938	21,913	10,115
Provision for income taxes (benefit)	67	120	101	(199)
Consolidated net income	11,170	8,818	21,812	10,314
Less: consolidated net (loss)/income attributable to the non-controlling interest	(1,158)	735	531	1,831
Consolidated net income attributable to Company	12,328	8,083	21,281	8,483
Less: dividends on preferred stock	1,950	1,841	3,899	1,841
Consolidated net income attributable to common stockholders	$10,378	$6,242	$17,382	$6,642
Basic earnings per common share	$0.45	$0.27	$0.76	$0.29
Diluted earnings per common share	$0.42	$0.27	$0.72	$0.29
Weighted average shares – basic	22,825,804	22,808,943	22,821,416	22,439,648
Weighted average shares – diluted	30,198,696	22,929,849	30,341,638	22,559,916

(1)Net increase in the net present value of expected cash flows represents the net decrease to the allowance for losses resulting from changes in actual and expected cash flows during the quarter. It represents the net present value of cash flow increases over incremental provision expense on the Mortgage loan and Beneficial interest portfolios. Such amounts are calculated at the pool level for Mortgage loans and at the security level for Beneficial interests, and are recorded in the period in which the change occurs.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2021	2020	2021	2020
Consolidated net income attributable to common stockholders	$10,378	$6,242	$17,382	$6,642
Other comprehensive income:
Net unrealized (loss)/income on investments in available-for-sale debt securities	(30)	23,231	1,276	(5,213)
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive income	$10,348	$29,473	$18,658	$1,429

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
($ in thousands)	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$21,812	$10,314
Adjustments to reconcile net income to net cash from operating activities
Stock-based compensation expense	668	428
Non-cash interest income accretion on mortgage loans	(10,588)	(16,230)
Interest and discount accretion on investment in debt securities	(5,074)	(2,718)
Discount accretion on investment in beneficial interests	(8,213)	(5,104)
Loss on sale of mortgage loans	—	705
Gain on refinancing of securitization trust 2017-D	(122)	—
Loss on debt extinguishment	1,072	408
Gain on sale of property held-for-sale	(197)	(591)
Depreciation of property	6	16
Impairment of real estate owned	248	1,000
(Increase) decrease in net present value of expected loan cash flows	(8,240)	94
Credit loss expense on mortgage loans	593	503
(Increase) in net present value of expected cash flows from beneficial interests	(2,009)	(245)
Credit loss expense on beneficial interests	355	429
Amortization of debt discount and prepaid financing costs	3,285	2,589
Undistributed (income)/loss from investment in affiliates	(520)	440
Fair value adjustment on put option liability	4,145	1,250
Other non-cash loan charges	7	—
Net change in operating assets and liabilities
Prepaid expenses and other assets	(12,052)	(6,347)
Receivable from Servicer	(8,152)	1,588
Accrued expenses, management fee payable, and other liabilities	52	1,239
Net cash from operating activities	(22,924)	(10,232)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(40,410)	(1,391)
Principal paydowns on mortgage loans	102,178	60,812
Proceeds from sale of mortgage loans	—	25,412
Proceeds from refinancing of securitization trust	125,975	—
Draws on small balance commercial loans	(7,344)	—
Purchase of securities	(231,555)	(61,306)
Principal and interest collection on debt securities	35,533	25,503
Proceeds from sale of securities	20,612	—
Proceeds from sale of property held-for-sale	4,975	7,319
Renovations and recovery costs of rental property and property held-for-sale	—	7
Distribution from affiliates	961	627
Net cash from investing activities	10,925	56,983
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	243,631	145,250

The accompanying notes are an integral part of the consolidated interim financial statements.

Repayments on repurchase transactions	(270,377)	(159,329)
Proceeds from origination of secured borrowings	391,028	—
Repayments on secured borrowings	(312,506)	(44,478)
Payment of prepaid financing costs	(7,303)	(34)
Purchase of bonds of non-controlling interest in subsidiaries	(5,887)	—
Repurchase of the Company's senior convertible notes	(7,463)	(8,176)
Proceeds from issuance of preferred stock and warrants, net of offering costs	—	124,977
Sale of common stock pursuant to dividend reinvestment plan	95	41
Redemption of non-controlling interests in subsidiaries	(25,856)	—
Distribution to non-controlling interests	(253)	(150)
Issuance of non-controlling interests in subsidiaries	—	145
Dividends on common stock and preferred stock	(12,125)	(5,748)
Net cash from financing activities	(7,016)	52,498
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	(19,015)	99,249
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	107,335	64,363
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$88,320	$163,612
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$14,923	$22,810
Cash paid for income taxes	$57	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans from mortgage held-for-investment, net to mortgage loans held-for-sale, net	$131,719	$—
Non-cash adjustments to basis in mortgage loans	$3,193	$35
Unrealized gain/(loss) on available for sale securities, net of non-controlling interest and tax	$1,276	$(5,213)
Net transfer of loans to rental property or property held-for-sale	$1,274	$912
Issuance of common stock for compensation expense	$668	$428
Treasury stock received through distributions from investment in Manager	$246	$94
Other non-cash loan charges	$7	—
Issuance of common stock for dividends	$—	$7,097
Transfer of loans from mortgage loans held-for-sale, net to mortgage held-for-investment, net	$2,949	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows as of June 30, 2021 and June 30, 2020 ($ in thousands):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$88,134	$163,422
Cash held in trust	186	190
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$88,320	$163,612

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	—	$—	—	$—	22,142,143	$222	$(458)	$309,395	$49,446	$1,277	$359,882	$24,202	$384,084
Net income	—	—	—	—	—	—	—	—	400	—	400	1,096	1,496
Issuance of shares of subsidiary	—	—	—	—	—	—	—	145	—	—	145	—	145
Stock-based compensation expense	—	—	—	—	2,600	—	—	214	—	—	214	—	214
Dividends declared ($0.32 per share) and distributions	—	—	—	—	781,222	8	—	7,089	(7,097)	—	—	(84)	(84)
Convertible senior notes repurchase	—	—	—	—	—	—	—	(81)	—	—	(81)	—	(81)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(28,444)	(28,444)	—	(28,444)
Treasury stock	—	—	—	—	(4,030)	—	(56)	—	—	—	(56)	—	(56)
Balance at March 31, 2020	—	$—	—	$—	22,921,935	$230	$(514)	$316,762	$42,749	$(27,167)	$332,060	$25,214	$357,274
Net income	—	—	—	—	—	—	—	—	8,083	—	8,083	735	8,818
Preferred Stock	2,307,400	51,100	2,892,600	64,044	—	—	—	—	—	—	115,144	—	115,144
Issuance of shares under dividend reinvestment plan	—	—	—	—	5,057	—	—	41	—	—	41	—	41
Stock-based compensation expense	—	—	—	—	3,468	—	—	214	—	—	214	—	214

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,748)	—	(5,748)	(66)	(5,814)
Other comprehensive income	—	—	—	—	—	—	—	—	—	23,231	23,231	—	23,231
Treasury stock	—	—	—	—	(5,478)	—	(50)	12	—	—	(38)	—	(38)
Balance at June 30, 2020	2,307,400	$51,100	2,892,600	$64,044	22,924,982	$230	$(564)	$317,029	$45,084	$(3,936)	$472,987	$25,883	$498,870

Balance at December 31, 2020	2,307,400	$51,100	2,892,600	$64,044	22,978,339	$231	$(1,159)	$317,424	$53,346	$375	$485,361	$29,130	$514,491
Net income	—	—	—	—	—	—	—	—	8,953	—	8,953	1,689	10,642
Issuance of shares under dividend reinvestment plan	—	—	—	—	4,228	—	—	47	—	—	47	—	47
Acquisition of non-controlling interest in subsidiary	—	—	—	—	—	—	—	(3,056)	—	—	(3,056)	(8,306)	(11,362)
Stock-based compensation expense	—	—	—	—	6,280	—	—	294	—	—	294	—	294
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,799)	—	(5,799)	(84)	(5,883)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,306	1,306	—	1,306
Balance at March 31, 2021	2,307,400	$51,100	2,892,600	$64,044	22,988,847	$231	$(1,159)	$314,709	$56,500	$1,681	$487,106	$22,429	$509,535
Net income	—	—	—	—	—	—	—	—	12,328	—	12,328	(1,158)	11,170

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Issuance of shares under dividend reinvestment plan	—	—	—	—	3,820	—	—	48	—	—	48	—	48
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(16,864)	(16,864)
Stock-based compensation expense	—	—	—	—	19,945	—	—	374	—	—	374	—	374
Dividends declared ($0.19 per share) and distributions	—	—	—	—	—	—	—	—	(6,326)	—	(6,326)	(169)	(6,495)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(30)	(30)	—	(30)
Treasury stock	—	—	—	—	(19,366)	—	(246)	—	—	—	(246)	—	(246)
Balance at June 30, 2021	2,307,400	$51,100	2,892,600	$64,044	22,993,246	$231	$(1,405)	$315,131	$62,502	$1,651	$493,254	$4,238	$497,492

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company facilitates capital raising activities and operates as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The Company also acquires and originates small balance commercial loans (“SBC loans”). The SBC loans that the Company opportunistically targets, through acquisitions, or originations, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. Additionally, the Company invests in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. Historically, the Company has also targeted investments in non-performing loans (“NPLs”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Operating Partnership, through interests in certain entities, as of June 30, 2021, held 99.9% of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into rated securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company has securitized mortgage loans through securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs and the Company has determined that it is the primary beneficiary of these VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. Prior to the date of the capital raise, the Company consolidated Gaea's balance sheet and results of operations. At June 30, 2021 the Company owned approximately 22.9% of Gaea. From the date of the capital raise forward, the Company accounts for its investment in Gaea under the equity method.

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

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings and is 99.9% owned by the Company as of June 30, 2021 and December 31, 2020. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third-party investors for its consolidated subsidiaries.

During the second quarter of 2021, the majority of loans held by 2017-D were resecuritized into Ajax Mortgage Loan Trust 2021-C ("2021-C"), a related party joint venture with third party institutional investors. The Company held a 50.0% ownership of the remaining loans held by 2017-D at June 30, 2021.

During the first quarter of 2021, the Company acquired the remaining ownership of Ajax Mortgage Loan Trusts 2018-C ("2018-C"), a subsidiary that previously had non-controlling ownership interest held by third parties and was 63.0% owned by the Company as of December 31, 2020 and consolidated in the Company's consolidated financial statements. As a result of the acquisition transaction in the first quarter of 2021, at June 30, 2021 the non-controlling ownership interest in 2018-C held by third parties is zero.

At inception, the Operating Partnership was a majority owned partnership that had a non-controlling ownership interest held by an unaffiliated third party included in non-controlling interests on the Company’s consolidated balance sheet. At December 31, 2018, the Company owned 96.8% of the outstanding operating partnership units ("OP Units") and the remaining 3.2% of the OP Units were owned by the unaffiliated holder. The OP units were exchangeable on a 1-for-1 basis with shares of the Company’s common stock. During the second quarter of 2019, all 624,106 OP units held by the unaffiliated holder were exchanged for shares of the Company’s common stock. As a result, at June 30, 2021, the Operating Partnership was 100% owned by the Company. All controlled subsidiaries are included in the Company's consolidated financial statements and all intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2 — Summary of Significant Accounting Policies

Mortgage loans

Purchased Credit Deteriorated Loans ("PCD Loans")

As of their acquisition date, the loans acquired by the Company have generally suffered some credit deterioration subsequent to origination. As a result, the Company’s recognition of interest income for PCD loans is based upon its having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses expected cash flows to apply the effective interest method of income recognition. The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL using the prospective transition approach for PCD assets on January 1, 2020. At the time, $10.2 million of loan discount was reclassified to the allowance for credit losses with no net impact on the amortized cost basis of the portfolio.

Acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The Company may adjust its loan pools as the underlying risk factors change over time. The Company has re-aggregated its mortgage loan portfolio into loan pools based on similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as interest income in the period the loan pays in full.

The Company’s accounting for PCD loans gives rise to an accretable yield and an allowance for credit losses. Upon the acquisition of PCD loans the Company records the acquisition as three separate elements for 1) the amount of purchase discount which the Company expects to recover through eventual repayment by the borrower, 2) an allowance for future expected credit loss and 3) the UPB of the loan. The purchase price discount which the Company expects at the time of acquisition to collect over the life of the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as interest income on a prospective level yield basis over the life of the pool. The Company’s expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. The net present value of changes in expected cash flows, whether caused by timing or loan performance, is reported in the period in which they arise and are reflected as an increase or decrease in the provision for losses even if no provision expense was previously recorded due to the establishment of loss reserves upon loan acquisition. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the loan pools as well as other factors, such as the fair value of the underlying collateral. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

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

Non-PCD Loans

The accompanying notes are an integral part of the consolidated interim financial statements.

While the Company generally acquires loans that have experienced deterioration in credit quality, it also acquires loans that have not experienced a deterioration in credit quality and originates SBC loans.

The Company accounts for its non-PCD loans by estimating any allowance for credit losses for its non-PCD loans based on historical experience and the risk characteristics of the individual loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans.

If necessary, an allowance for loan losses is established through a provision for loan losses charged to expenses. The allowance is the difference between the present value of the expected future cash flows from the loan and the contractual balance due.

Investments in Securities at Fair Value

The Company’s Investments in Securities at Fair Value consist of investments in senior and subordinate notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive income. The Company marks its investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of income. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

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

During the first and second quarters of 2021, the Company completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million and $5.0 million, respectively, for total purchase prices of $2.4 million and $5.1 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarter of 2021 transactions were both zero. During the first and third quarters of 2020, the Company completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively.

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

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based award, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 60,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors. The Company may also periodically issue additional restricted stock awards to its independent directors under the Director Plan. In addition, each of the Company’s independent directors receives an annual fee of $100,000, payable quarterly, 40% in shares of the Company’s common stock and 60% in cash. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and recorded in stockholders' equity at quarter end.

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

The fair value of secured borrowings is estimated using estimates provided by the Company's financing counterparties, which are compared for reasonableness to the Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans collateralizing the debt. The Company is able to call the bonds issued in its secured borrowings at par value plus accrued interest pursuant to the terms of the offering document. The Company carries its secured borrowings net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is largely driven by the deferred issuance costs.

The fair value of the Company's put option liability is adjusted to approximate market value through earnings. The put obligation is a fixed amount that may be settled in cash or shares of the Company’s common stock at the option of the Company. Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis of $9.5 million to the future put obligation of $50.7 million over the 39-month term of the put option liability.
The Company’s borrowings under its repurchase agreements are short-term in nature, and the Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

The Company’s convertible senior notes are traded on the NYSE under the ticker symbol "AJXA"; the debt’s fair value is determined from the closing price on the balance sheet date. The Convertible debt may be redeemable at par plus accrued interest beginning on April 30, 2022 subject to satisfying the conversion price trigger. The Company carries it

The accompanying notes are an integral part of the consolidated interim financial statements.

Convertible debt net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is partially driven by the deferred issuance costs.

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

Reclassifications

The Company combined its Property held-for-sale, net and Rental property, net lines with balances of $7.8 million and $0.7 million, respectively, in its December 31, 2020 consolidated balance sheet into a single line, Real estate owned properties, net, to conform to the current period presentation. There was no effect on the Company's reported earnings or cash flows for the periods presented. The Company reclassified its put option liability of $14.2 million at December 31, 2020, from Accrued expenses and other liabilities on the consolidated balance sheets to a separate line, Put option liability, to conform to the current period presentation. There was no effect on the Company's reported earnings or cash flows for the periods presented. The Company also reclassified its loans and securities credit loss expenses of $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively, from Net increase in the net present value of expected cash flows to Interest income on its consolidated statement of income to align the presentation with the method the Company uses to evaluate these results.

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company reclassified its loss from loan settlement of $0.7 million for the six months ended June 30, 2020 from Loss on sale of mortgage loans to Other income on its consolidated statement of income to align the presentation with the method the Company uses to evaluate these results. The Company also reclassified its loan transaction expense of $65 thousand and $(38) thousand for the three and six months ended June 30, 2020, respectively, from Loan transaction expense to Other expense on its consolidated statement of income to align the presentation with the method the Company uses to evaluate these results.

Segment Information

The Company’s primary business is acquiring, investing in and managing a portfolio of mortgage loans. The Company operates in a single segment focused on re-performing mortgages, and to a lesser extent non-performing mortgages and real property.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and adding certain clarifications to rules and definitions used in the calculation of the income tax provision. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted, including adoption in any interim period. The Company adopted ASU 2019-12 in the first quarter of 2021 with no effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows on the date of adoption.

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

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of June 30, 2021 and December 31, 2020 ($ in thousands):

Loan portfolio basis by asset type	June 30, 2021	December 31, 2020
Residential RPLs	$897,516	$1,057,454
Residential NPLs	36,820	38,724
SBC loans	21,292	23,194
Total	$955,628	$1,119,372

The accompanying notes are an integral part of the consolidated interim financial statements.

Included on the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020 are approximately $955.6 million and $1.1 billion, respectively, of RPLs, NPLs, and SBCs. The categorization of RPLs, NPLs and SBCs is determined at acquisition. The carrying value of RPLs, NPLs and SBCs reflects the original investment amount, plus accretion of interest income and credit and non-credit discount, less principal and interest cash flows received. The carrying values at June 30, 2021 and December 31, 2020 for the Company's loans in the table above are presented net of a cumulative allowance for loan credit losses of $9.8 million and $13.7 million, respectively, reflected in the appropriate lines in the table by loan type. For the three and six months ended June 30, 2021, the Company recognized a $2.7 million and $8.2 million, respectively, of accelerated revenue during the three and six month periods due to an increase in the present value of the expected cash flows. For the three and six months ended June 30, 2020, the Company recognized $1.8 million and $(0.1) million, respectively, of income and expense, respectively. For the three and six months ended June 30, 2021, the Company accreted $18.4 million and $41.6 million, respectively, net of credit impairments and recoveries into interest income with respect to its RPL, NPL and SBC loans. For the three and six months ended June 30, 2020, the Company accreted $20.2 million and $39.8 million, respectively, net of credit impairments and recoveries into interest income with respect to its RPL, NPL and SBC loans.

Loss estimates are determined based on the net present value of the difference between the contractual cash flows and the expected cash flows over the expected life of the loans. Contractual cash flows are calculated based on the stated terms of the loans, and incorporate any prepayment assumptions utilized in the expected cash flows. Expected cash flows are based on the Manager's proprietary model, which includes factors such as resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Additional variables bearing upon cash flow expectations include the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents.

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

During the three and six months ended June 30, 2021, the Company purchased 38 and 237 RPLs with UPB of $5.2 million and $41.2 million, respectively. The Company had no loan acquisitions during the three months ended June 30, 2020, however, during the six months ended June 30, 2020 the Company purchased 26 RPLs with UPB of $2.0 million. The Company had no NPL acquisitions during the three months ended June 30, 2021; however, during the six months ended June 30, 2021, the Company purchased three NPLs with UPB of $0.7 million. During the three months ended June 30, 2020 no NPLs were purchased, however, during the six months ended June 30, 2020 one NPL was purchased with UPB of $0.2 million. The Company had no SBC acquisitions during the three months ended June 30, 2021; however, during the six months ended June 30, 2021, the Company acquired one SBC loan with UPB of $3.6 million. No SBC loans were acquired during the three and six months ended June 30, 2020.

During the three and six months ended June 30, 2021, the Company resecuritized 760 loans from 2017-D with a carrying value of $129.2 million and UPB of $133.8 million through a sale to a sponsored joint venture between the Company and a third party accredited institutional investor. The Company retained various classes of securities from the joint venture. Comparatively, during the three months ended June 30, 2020 the Company sold no mortgage loans; however, during the six months ended June 30, 2020, the Company sold 26 loans with a carrying value of $26.1 million and UPB of $26.2 million and collateral value of $44.2 million to Gaea, a related party. See Note 10 — Related Party Transactions.

The Company adopted CECL using the prospective transition approach for PCD assets on January 1, 2020. At the time, $10.2 million of loan discount was reclassified to the allowance for credit losses with no net impact on the amortized cost basis of the portfolio. The Company views its mortgage loan portfolio based on loan performance, or legal ownership for loans held by certain consolidated trusts, and used four and six pools at June 30, 2021 and December 31, 2020, respectively, to aggregate its portfolio of PCD loans, and one pool for its non-PCD loans as of both June 30, 2021 and December 31, 2020. Among the PCD loans, separate pools exist for loans that have been securitized in rated secured borrowings during 2019, 2020 and 2021 ("Great Ajax II REIT") and for loans that are consolidated under U.S. GAAP but where the Company did not own 100% of the loan pool (2017-D and 2018-C). During the quarter ending March 31, 2021 the Company acquired the non-controlling interest in securitization trust 2018-C previously held by its joint venture partner. As a result of the acquisition, the non-controlling interest was eliminated and the loans in securitization trust 2018-C were reclassified into new pools based on their payment status as of the acquisition date of the non-controlling interest. Subsequent to the acquisition date, a significant
The accompanying notes are an integral part of the consolidated interim financial statements.

portion of the loans from 2018-C were added to the Great Ajax II REIT pool as these loans became the collateral for a secured borrowing at that entity. As of March 31, 2021 the loans pooled under 2017-D were designated as held-for-sale. During the second quarter of 2021, 760 loans from 2017-D were resecuritized into a new joint venture, leaving 22 loans in the trust. The remaining loans were reclassified into new pools based on their payment status as of the sale date. A significant portion of the remaining loans from 2017-D were added to the 7f7 and better pool, and the remaining loans were added to the 4f4-6f6 and below pool. Since the criteria for pooling loans includes a combination of both performance and legal ownership by subsidiary trust, these factors are not always mutually exclusive. The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021
	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$755	$180	$707	$488	$2,010	$50,595	$374,493	$137,438	$566,666
California	—	1,714	—	635	368	—	4,408	45,819	11,527	64,471
7f7 and better	—	—	1,080	107	427	451	16,202	90,714	35,537	144,518
4f4-6f6 and below	—	110	1,733	2,060	195	146	23,445	89,161	34,687	151,537
Non-PCD	10,678	9,633	4,566	76	2,591	122	735	23	12	28,436
Total	$10,678	$12,212	$7,559	$3,585	$4,069	$2,729	$95,385	$600,210	$219,201	$955,628

	December 31, 2020
	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$—	$257	$488	$1,991	$41,746	$280,606	$99,909	$424,997
2018-C	—	—	—	—	—	14,100	119,343	39,778	173,221
2017-D	—	—	—	121	—	6,826	94,711	32,238	133,896
California	2,221	952	1,484	362	—	5,292	60,393	18,084	88,788
7f7 and better	—	911	434	—	2,125	17,520	88,414	32,831	142,235
4f4-6f6 and below	872	1,397	2,054	336	305	13,409	78,202	30,239	126,814
Non-PCD	21,387	4,738	64	2,493	99	611	20	9	29,421
Total	$24,480	$7,998	$4,293	$3,800	$4,520	$99,504	$721,689	$253,088	$1,119,372

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans
Par	$5,157	$—	$—	$—	$41,853	$3,611	$227	$1,952
Discount	(390)	—	—	—	(3,319)	(8)	(37)	(747)
Allowance	6	—	—	—	(1,727)	—	(4)	—
Purchase Price	$4,773	$—	$—	$—	$36,807	$3,603	$186	$1,205

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

allowance is generally facilitated by reclassifying amounts from non-credit discount to the allowance and then recording the recovery. During the three and six months ended June 30, 2021 the Company recorded a $5.5 million and $3.8 million reclassification, respectively, from non-credit discount to the allowance for losses followed by a $2.7 million and $8.2 million reduction of the allowance for losses, respectively, due to increases in the net present value of expected cash flows and a $0.0 million and $0.0 million reclassification, respectively, from non-credit discount to the allowance to reflect the impact of dissolving pool 2018-C during the first quarter of 2021 and resecuritizing the majority of pool 2017-D through the set-up of a new joint venture during the second quarter of 2021 and moving any remaining loans to other pools. During the three and six months ended June 30, 2021 the Company also recorded a $6 thousand decrease and $1.7 million increase, respectively, in the allowance due to new acquisitions. Comparatively, during the three months ended June 30, 2020 the Company recorded no change in the allowance due to new acquisitions, however, during the six months ended June 30, 2020 the Company recorded a $4 thousand increase in the allowance due to new acquisitions. During the three and six months ended June 30, 2021, the Company recorded no reclassifications from non-credit discount to the allowance for losses. Comparatively, during the three and six months ended June 30, 2020, the Company recorded a reclassification from non-credit discount to the allowance for losses in the amount of $0.2 million and $1.7 million, respectively, and an incremental provision expense of $1.8 million and $0.1 million, respectively. An analysis of the balance in the allowance for loan losses account follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Allowance for loan credit losses, beginning of period	$(17,890)	$(16,136)	$(13,712)	$(1,960)
Beginning period adjustment for CECL adoption	—	—	—	(10,156)
Reclassification from non-credit discount to the allowance for changes in payment expectations	5,450	—	(3,782)	—
Decrease/(increase) in allowance for loan credit losses for loan acquisitions	6	—	(1,727)	(4)
Credit loss expense on mortgage loans	(139)	(274)	(593)	(503)
Reclassification from non-credit discount to the allowance for losses for increases in the net present value of expected cash flows	—	161	—	(1,733)
Reversal of/(increase in) provision for credit losses due to increases/(decreases) in the net present value of expected cash flows	2,740	1,799	8,240	(94)
Reversal of allowance for reclass of pool 2017-D to mortgage loans held-for-sale, net	—	—	1,741	—
Allowance for loan credit losses, end of period	$(9,833)	$(14,450)	$(9,833)	$(14,450)

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021
	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$505,442	$19,500	$8,650	$31,676	$1,398	$566,666
California	22,095	5,956	5,280	25,756	5,384	64,471
7f7 and better	66,973	22,767	12,810	39,698	2,270	144,518
4f4-6f6 and below	22,274	4,634	6,844	81,621	36,164	151,537
Non-PCD	27,687	65	—	47	637	28,436
Total	$644,471	$52,922	$33,584	$178,798	$45,853	$955,628

The accompanying notes are an integral part of the consolidated interim financial statements.

	December 31, 2020
	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$311,941	$48,266	$19,559	$43,364	$1,867	$424,997
2018-C	70,034	20,541	15,300	57,538	9,808	173,221
2017-D	58,198	24,906	12,437	36,106	2,249	133,896
California	42,214	7,660	5,519	29,343	4,052	88,788
7f7 and better	72,613	14,003	12,447	41,383	1,789	142,235
4f4-6f6 and below	13,976	10,773	7,157	68,677	26,231	126,814
Non-PCD	22,562	6,099	56	704	—	29,421
Total	$591,538	$132,248	$72,475	$277,115	$45,996	$1,119,372

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

Property Held-for-Sale and Rental Property

The Company's REO property consists of property held-for-sale and rental property. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. As of June 30, 2021 and December 31, 2020, the Company’s net investments in real estate owned properties were $4.8 million and $8.5 million, respectively, which included balances relating to properties held-for-sale of $4.4 million and $7.8 million, respectively, and rental properties of $0.4 million and $0.7 million, respectively. Also, included in the properties held-for-sale balance for both periods as of June 30, 2021 and December 31, 2020, was $0.3 million for properties undergoing renovation or which are otherwise in the process of being brought to market. As of June 30, 2021 and December 31, 2020, the Company had a total of 25 and 38 real estate owned properties, respectively, which included 20 and 32 held-for-sale properties, respectively, and five and six rental properties, respectively. For the six months ended June 30, 2021 and 2020, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio and transfers from rental properties.

The following table presents the activity in the Company’s carrying value of property held-for-sale and rental property for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
Property Held-for-sale and Rental Property	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	31	$7,098	54	$12,250	38	$8,526	68	$15,071
Net transfers from mortgage loans	5	1,046	2	98	7	1,274	7	912
Adjustments to record at lower of cost or fair value	—	(77)	—	(103)	—	(248)	—	(1,000)
Depreciation on rental properties	—	(3)	—	(8)	—	(6)	—	(16)
Disposals	(11)	(3,296)	(14)	(3,997)	(20)	(4,778)	(33)	(6,727)
Other	—	—	—	(7)	—	—	—	(7)
Balance at end of period	25	$4,768	42	$8,233	25	$4,768	42	$8,233

Dispositions

During the three and six months ended June 30, 2021, the Company sold 11 and 20 REO properties, respectively, realizing net gains of approximately $0.1 million and $0.2 million, respectively. Comparatively, for the three and six months ended June 30, 2020, the Company sold 14 and 33 REO properties, respectively, realizing net gains of approximately $0.4 million and $0.8 million, respectively. These amounts are included in Other income on the Company's consolidated statements of income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for the three and six months ended June 30, 2021 of $0.1 million and $0.2 million, respectively. Comparatively, for the three and six

The accompanying notes are an integral part of the consolidated interim financial statements.

months ended June 30, 2020, the Company recorded lower of cost or net realizable value adjustments of $0.1 million and $1.0 million, respectively.

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

	As of June 30, 2021
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$422,981	$1,877	$(226)	$424,632
Beneficial interests in securitization trusts	133,484	—	—	133,484
Total investments	$556,465	$1,877	$(226)	$558,116

(1)Basis amount is net of amortized discount, allowance for credit losses, principal paydowns and interest receivable on securities of $0.3 million.

	As of December 31, 2020
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value (fair value)
Debt securities	$273,459	$1,152	$(777)	$273,834
Beneficial interests in securitization trusts	91,418	—	—	91,418
Total investments	$364,877	$1,152	$(777)	$365,252

(1)Basis amount is net of amortized costs, principal paydowns and interest receivable on securities of $0.2 million.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of June 30, 2021
	Step-up date(1)	Basis(2)	Gross unrealized losses	Carrying value (fair value)
Debt securities due September 2059(3)	February 2023/April 2023	$20,243	$(213)	$20,030
Debt securities due March 2060(4)	February 2025	43,231	(4)	43,227
Debt securities due January 2061(4)	September 2024	15,206	(1)	15,205
Debt securities due June 2061(5)	January 2025/February 2025	134,702	(8)	134,694
Total		$213,382	$(226)	$213,156

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
(5)This line is comprised of two securities that are both due in June 2061 and both have been in an unrealized loss position for less than 12 months.

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
(3)This line is comprised of two securities that are both due September 2059. One security with a balance of $0.2 million has been in an unrealized loss position for less than 12 months and has a step-up date in April 2023, and the other security of $0.1 million has been in a loss position for 12 months or longer and has a step-up date in February 2023.
(4)This security has been in an unrealized loss position for less than 12 months.

As of June 30, 2021, the Company recorded $1.9 million gross unrealized gains and a gross unrealized loss of $0.2 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet at a fair value of $424.6 million, which includes $0.3 million in interest receivable. As of December 31, 2020, the Company recorded $1.2 million gross unrealized gains and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet at fair value of $273.8 million, which includes $0.2 million in interest receivable.

During both the three and six months ended June 30, 2021, the Company acquired $232.9 million of debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment in the trust.  In certain transactions, the joint ventures also issued subordinated notes. Of the $232.9 million acquired in both the three and six months ended June 30, 2021, the Company acquired $170.0 million in senior notes, $23.5 million in subordinate notes and $39.5 million in beneficial interest issued by joint ventures. Comparatively during the three and six months ended June 30, 2020, the Company acquired zero and $61.3 million, respectively, in debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment in the trust.  In certain transactions, the joint ventures also issued subordinated notes. Of the $61.3 million of debt securities acquired in the six months ended June 30, 2020, the Company acquired $49.6 million in senior notes, $4.6 million in subordinate notes and $7.1 million in beneficial interests issued by joint ventures. As of June 30, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $424.6 million and $133.5 million, respectively. At December 31, 2020, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $273.8 million and $91.4 million, respectively. As of June 30, 2021 and December 31, 2020, the Company had no securities that were past due.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Par	$46,485	$—	$46,485	$11,970
Discount	(5,425)	—	(5,425)	(2,335)
Allowance	(1,593)	—	(1,593)	(2,553)
Purchase Price	$39,467	$—	$39,467	$7,082

The Company adopted CECL using the prospective transition approach for PCD assets for its beneficial interests on January 1, 2020, at the time $1.7 million was reclassified from discount to allowance for credit losses for its Investments in

The accompanying notes are an integral part of the consolidated interim financial statements.

beneficial interests. Under CECL, the Company recognizes increases and decreases in the net present value of expected cash flows in earnings in the period they occur. An expense will be recorded to increase the allowance for losses when there is a reduction in the Company’s expected future cash flows. Income will be recognized if there is an increase in expected future cash flows. A decrease in the allowance is generally facilitated by reclassifying amounts from non-credit discount to the allowance and then recording the reduction to the allowance. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary. During both the three and six months ended June 30, 2021, the Company recorded $2.0 million reversal of the allowance for losses for beneficial interests. During the three and six months ended June 30, 2020, the Company recorded reversals of the allowance for losses for beneficial interests of $3.1 million and $0.2 million, respectively. An analysis of the balance in the allowance for beneficial interest losses account follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Allowance for beneficial interests credit losses, beginning balance	$(5,530)	$(7,208)	$(4,453)	$—
Beginning period adjustment for CECL adoption	—	—	—	(1,668)
Incremental change in allowance for beneficial interests	2,388	—	1,435	—
Increase in allowance for beneficial interest credit losses for acquisitions	(1,593)	—	(1,593)	(2,553)
Credit loss expense on beneficial interests	(216)	(260)	(355)	(429)
Reclassification from non-credit discount to the allowance for losses for increases in the net present value of expected cash flows	—	(2,553)	—	(2,553)
Net reversal of provision for credit losses due to increases in actual and/or forecasted cash flows	1,992	3,062	2,007	244
Allowance for beneficial interests credit losses, end balance	$(2,959)	$(6,959)	$(2,959)	$(6,959)

Note 6 — Fair Value

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2021	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$424,632	$—	$424,632	$—
Recurring financial liabilities
Put option liability	$18,350	$—	$—	$18,350

		Level 1	Level 2	Level 3
December 31, 2020	Carrying Value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$273,834	$—	$273,834	$—
Recurring financial liabilities
Put option liability	$14,205	$—	$—	$14,205

The accompanying notes are an integral part of the consolidated interim financial statements.

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$955,628	$—	$—	$1,043,197
Investments in beneficial interests	$133,484	$—	$—	$133,484
Investment in Manager	$1,571	$—	$—	$11,794
Investment in AS Ajax E LLC	$683	$—	$825	$—
Investment in AS Ajax E II LLC	$2,840	$—	$3,012	$—
Investment in GAFS, including warrants	$2,656	$—	$—	$3,320
Investment in Gaea	$19,818	$—	$—	$19,991
Investment in Loan pool LLCs	$361	$—	$—	$724
Financial liabilities
Secured borrowings, net	$653,948	$—	$667,565	$—
Borrowings under repurchase transactions	$394,386	$—	$394,386	$—
Convertible senior notes, net	$103,427	$111,693	$—	$—

		Level 1	Level 2	Level 3
December 31, 2020	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans, net	$1,119,372	$—	$—	$1,232,081
Investment in beneficial interests	$91,418	$—	$—	$91,418
Investment in Manager	$1,366	$—	$—	$11,709
Investment in AS Ajax E LLC	$776	$—	$934	$—
Investment in AS Ajax E II LLC	$3,381	$—	$3,484	$—
Investment in GAFS, including warrants	$2,711	$—	$—	$3,320
Investment in Gaea	$20,001	$—	$—	$19,150
Investment in Loan pool LLCs	$381	$—	$—	$701
Financial liabilities
Secured borrowings, net	$585,403	$—	$586,419	$—
Borrowings under repurchase agreement	$421,132	$—	$421,132	$—
Convertible senior notes, net	$110,057	$110,675	$—	$—

During the quarter ended June 30, 2021, the company refinanced its Ajax Mortgage Trust 2017-D secured borrowing and took back debt securities and beneficial interests in Ajax Mortgage Trust 2021-C (“2021-C”). 2021-C is not consolidated in the Company’s financial statements. Accordingly, the carrying value and fair value of Mortgage loans declined and the Investment in and fair value of debt securities and beneficial interests increased. The Investment in debt securities and beneficial interests are carried at fair value on the Company’s consolidated balance sheet.

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

The fair value of secured borrowings is estimated using estimates provided by the Company's financing counterparties, which are compared for reasonableness to the Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans collateralizing the debt. The Company is able to call the bonds issued in its secured borrowings at par value plus accrued interest pursuant to the terms of the offering document. The Company carries its secured borrowings net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is largely driven by the deferred issuance costs.

The Company's put option liability is adjusted to approximate market value through earnings.The put obligation is a fixed amount that may be settled in cash or shares of the Company’s common stock at the option of the Company.
Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis of $9.5 million to the future put obligation of $50.7 million over the 39-month term of the put option liability.

The Company’s borrowings under repurchase agreements are short-term in nature, and the Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

The Company’s convertible senior notes are traded on the NYSE; the debt’s fair value is determined from the NYSE closing price on the balance sheet date. The Convertible debt may be redeemable at par plus accrued interest beginning on April 30, 2022 subject to satisfying the conversion price trigger. The Company carries it Convertible debt net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is partially driven by the deferred issuance costs.

The carrying values of its Cash and cash equivalents, Cash held in trust, Receivable from Servicer, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition cost ("cost") or net realizable value. Net realizable value is determined based on appraisals, broker price opinions, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as it's carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020 ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

			Level 1	Level 2	Level 3
June 30, 2021	Carrying value	Six months ended fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$4,409	$(248)	$—	$—	$4,409

			Level 1	Level 2	Level 3
December 31, 2020	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$7,807	$(1,359)	$—	$—	$7,807

Note 7 — Affiliates

Unconsolidated Affiliates

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At June 30, 2021 the Company owned approximately 22.9% of Gaea with third party investors owning the remaining approximately 77.1%. The Company accounts for its investment in Gaea using the equity method.

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

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. As of June 30, 2021 and December 31, 2020, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended June 30,		Six months ended June 30,
Net income/(loss) at 100%	2021	2020	2021	2020
Thetis Asset Management LLC	$1,429	$2,662	$2,280	$(2,215)
Gaea Real Estate Corp.	$181	$245	$259	$260
Great Ajax FS LLC	$89	$900	$(688)	$(2,550)
AS Ajax E LLC	$42	$37	$96	$99
Loan pool LLCs	$(35)	$(57)	$(51)	$141

	June 30, 2021		December 31, 2020
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$10,063	$1,809	$9,531	$2,122
Gaea Real Estate Corp.	$90,082	$7,915	$94,639	$11,886
Great Ajax FS LLC	$48,755	$29,016	$56,532	$36,101
AS Ajax E LLC	$4,235	$2	$4,808	$2
Loan pool LLCs	$2,221	$3,809	$2,423	$3,961

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended June 30,		Six months ended June 30,
Net income/(loss) at the Company's share	2021	2020	2021	2020
Thetis Asset Management LLC	$283	$527	$451	$(439)
Gaea Real Estate Corp.	$42	$56	$60	$60
Great Ajax FS LLC	$7	$72	$(55)	$(204)
AS Ajax E LLC	$7	$6	$16	$16
Loan pool LLCs	$(14)	$(23)	$(21)	$56

	June 30, 2021		December 31, 2020
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$1,992	$358	$1,887	$420
Gaea Real Estate Corp.	$20,665	$1,816	$21,729	$2,729
Great Ajax FS LLC	$3,900	$2,321	$4,523	$2,888
AS Ajax E LLC	$697	$—	$791	$—
Loan pool LLCs	$891	$1,534	$973	$1,595

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II LLC, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of June 30, 2021, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third-parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. During the second quarter of 2021, the majority of loans held by 2017-D were resecuritized into 2021-C, a related party joint venture with third party institutional investors. The Company held 50.0% ownership of the remaining loans held by 2017-D at June 30, 2021. Great Ajax II REIT holds an interest in Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. Great Ajax II REIT was 99.9% owned by the Company as of June 30, 2021 and December 31, 2020.

The accompanying notes are an integral part of the consolidated interim financial statements.

During the first quarter of 2021, the Company acquired the remaining ownership of 2018-C, a subsidiary that previously had non-controlling ownership interest held by third parties and was 63.0% owned by the Company as of December 31, 2020. As of June 30, 2021, 2018-C was 100.0% owned by the Company and the previous non-controlling interest had been reduced to zero.

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

At June 30, 2021, the Company had commitments to purchase, subject to due diligence, 1,489 RPLs and NPLs secured by single-family residences with aggregated UPB of $287.6 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios or those of its third party institutional accredited co-investors. See Note 15 — Subsequent Events, for remaining open acquisitions as of the filing date.

During the quarter ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. Accordingly, the Company has recognized a liability on its consolidated balance sheet within accrued expenses and other liabilities at June 30, 2021 for the present value of the put liability of $18.4 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of income. The following table sets forth the details of the Company's put option liability ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Beginning balance	$16,149	$—	$14,205	$—
Initial recognition of put option liability	—	9,472	—	9,472
Fair value adjustments during the period	2,201	1,250	4,145	1,250
Ending balance	$18,350	$10,722	$18,350	$10,722

The full extent of the impact of COVID-19 on the global economy generally, and the Company's business in particular, is uncertain. As of June 30, 2021, no contingencies have been recorded on the Company's consolidated balance sheet as a result of COVID-19, however as the global pandemic continues, it may have long-term adverse impacts on the Company's financial condition, results of operations, and cash flows.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.
Note 9 — Debt

Repurchase Agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate

The accompanying notes are an integral part of the consolidated interim financial statements.

counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which is fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Company's Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has also entered into five repurchase facilities substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are the class B bonds and certificates from the Company's secured borrowing transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			June 30, 2021
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
July 6, 2021	April 6, 2021	$7,267	$7,267	$9,419	130%	1.40%
July 6, 2021	April 6, 2021	4,420	4,420	5,531	125%	1.40%
July 6, 2021	April 6, 2021	3,336	3,336	4,667	140%	1.80%
July 9, 2021	July 10, 2020	250,000	14,688	22,228	151%	2.59%
July 12, 2021	April 12, 2021	5,535	5,535	6,938	125%	1.39%
July 15, 2021	April 15, 2021	6,135	6,135	7,372	120%	1.23%
July 20, 2021	April 20, 2021	11,629	11,629	14,505	125%	1.24%
July 30, 2021	April 30, 2021	11,123	11,123	13,635	123%	1.39%
July 30, 2021	April 30, 2021	10,997	10,997	13,532	123%	1.39%
July 30, 2021	April 30, 2021	2,754	2,754	3,541	129%	1.39%
July 30, 2021	April 30, 2021	1,133	1,133	1,607	142%	1.79%
August 12, 2021	May 12, 2021	3,108	3,108	4,428	142%	1.77%
August 24, 2021	May 24, 2021	28,635	28,635	38,294	134%	1.35%
August 24, 2021	May 24, 2021	3,532	3,532	5,106	145%	1.75%
September 3, 2021	June 4, 2021	23,554	23,554	30,884	131%	1.13%
September 3, 2021	June 4, 2021	23,042	23,042	30,303	132%	1.13%
September 17, 2021	June 17, 2021	44,701	44,701	59,986	134%	1.13%
September 17, 2021	June 17, 2021	8,236	8,236	10,322	125%	1.32%
September 17, 2021	June 17, 2021	7,229	7,229	9,510	132%	1.32%
September 17, 2021	June 17, 2021	4,331	4,331	6,232	144%	1.38%
September 17, 2021	June 17, 2021	1,176	1,176	1,687	143%	1.72%
September 23, 2021	September 24, 2020	400,000	42,153	63,220	150%	2.60%

The accompanying notes are an integral part of the consolidated interim financial statements.

September 24, 2021	June 24, 2021	46,819	46,819	62,815	134%	1.33%
September 24, 2021	June 24, 2021	4,535	4,535	6,526	144%	1.73%
September 24, 2021	June 24, 2021	2,431	2,431	3,148	129%	1.33%
October 5, 2021	April 9, 2021	31,326	31,326	39,811	127%	1.41%
October 22, 2021	April 26, 2021	7,899	7,899	9,279	117%	1.11%
October 22, 2021	April 26, 2021	6,231	6,231	7,276	117%	1.11%
October 22, 2021	April 26, 2021	5,123	5,123	6,063	118%	1.11%
December 13, 2021	June 15, 2021	14,148	14,148	20,151	142%	1.35%
December 13, 2021	June 15, 2021	7,160	7,160	9,409	131%	1.15%
Totals/weighted averages		$987,545	$394,386	$527,425	134%	1.48%

			December 31, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2021	October 9, 2020	$35,635	$35,635	$46,120	129%	2.33%
January 6, 2021	September 28, 2020	7,697	7,697	10,075	131%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,114	129%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,044	130%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,575	129%	2.32%
January 14, 2021	October 29, 2020	6,991	6,991	8,738	125%	2.35%
January 20, 2021	October 20, 2020	13,263	13,263	16,582	125%	2.22%
January 29, 2021	October 30, 2020	7,762	7,762	9,702	125%	2.21%
January 29, 2021	October 30, 2020	7,153	7,153	9,537	133%	2.21%
February 1, 2021	December 1, 2020	12,258	12,258	16,052	131%	1.88%
February 1, 2021	December 1, 2020	12,015	12,015	15,794	131%	1.88%
February 1, 2021	December 1, 2020	5,298	5,298	6,895	130%	1.88%
February 1, 2021	December 1, 2020	3,985	3,985	5,136	129%	1.88%
February 1, 2021	December 1, 2020	2,887	2,887	3,790	131%	1.88%
February 1, 2021	December 1, 2020	2,332	2,332	3,360	144%	2.03%
February 1, 2021	December 1, 2020	1,132	1,132	1,607	142%	2.03%
February 12, 2021	November 13, 2020	2,945	2,945	4,428	150%	2.02%
March 5, 2021	December 7, 2020	24,946	24,946	33,348	134%	1.78%
March 5, 2021	December 7, 2020	24,312	24,312	32,571	134%	1.78%
March 17, 2021	December 17, 2020	10,219	10,219	13,172	129%	1.78%
March 17, 2021	December 17, 2020	8,381	8,381	10,872	130%	1.78%
March 17, 2021	December 17, 2020	3,894	3,894	5,193	133%	1.78%
March 17, 2021	December 17, 2020	1,145	1,145	1,687	147%	1.93%
March 24, 2021	December 24, 2020	7,016	7,016	10,024	143%	1.94%
March 24, 2021	December 24, 2020	5,008	5,008	6,637	133%	1.79%
March 24, 2021	December 24, 2020	2,577	2,577	3,367	131%	1.79%
April 9, 2021	October 13, 2020	33,084	33,084	43,069	130%	2.35%
July 9, 2021	July 10, 2020	250,000	53,256	84,337	158%	2.64%
September 23, 2021	September 24, 2020	400,000	101,117	160,068	158%	2.65%
Totals/weighted averages		$916,759	$421,132	$595,599	141%	2.29%

The accompanying notes are an integral part of the consolidated interim financial statements.

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of June 30, 2021 and December 31, 2020, the Company had $5.9 million and $4.7 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at June 30, 2021 and December 31, 2020 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	June 30, 2021	December 31, 2020
Gross amount of recognized liabilities	$394,386	$421,132
Gross amount of loans and securities pledged as collateral	527,425	595,599
Other prepaid collateral	5,860	4,653
Net collateral amount	$138,899	$179,120

Secured Borrowings

From inception (January 30, 2014) to June 30, 2021, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at June 30, 2021. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at June 30, 2021.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings at June 30, 2021. The Company’s rated secured borrowings are designated in the table below.

At March 31, 2021, the Company's 2017-D secured borrowing contained Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A notes. The Company had retained 50% of both the Class A notes and Class B certificates from 2017-D; and the assets and liabilities were consolidated on the Company's consolidated balance sheets. During the second quarter of 2021, the majority of the loans in 2017-D were refinanced in 2021-C. Based on the structure of the transaction the Company does not consolidate 2021-C under U.S. GAAP.

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

The following table sets forth the original terms of all notes from the Company's secured borrowings outstanding at June 30, 2021 at their respective cutoff dates:

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Rated
Ajax Mortgage Loan Trust 2019-D/ July 2019	July 25, 2027	Class A-1 notes due 2065	$140.4 million	2.96%
	July 25, 2027	Class A-2 notes due 2065	$6.1 million	3.50%
	July 25, 2027	Class A-3 notes due 2065	$10.1 million	3.50%
	July 25, 2027	Class M-1 notes due 2065(1)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(2)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(2)	$7.1 million	variable(3)
	None	Class B-3 notes due 2065(2)	$12.8 million	variable(3)
		Deferred issuance costs	$(2.7) million	—%

Rated
Ajax Mortgage Loan Trust 2019-F/ November 2019	November 25, 2026	Class A-1 notes due 2059	$110.1 million	2.86%
	November 25, 2026	Class A-2 notes due 2059	$12.5 million	3.50%
	November 25, 2026	Class A-3 notes due 2059	$5.1 million	3.50%
	November 25, 2026	Class M-1 notes due 2059(1)	$6.1 million	3.50%
	None	Class B-1 notes due 2059(2)	$11.5 million	3.50%
	None	Class B-2 notes due 2059(2)	$10.4 million	variable(3)
	None	Class B-3 notes due 2059(2)	$15.1 million	variable(3)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2020-B/ August 2020	July 25, 2027	Class A-1 notes due 2059	$97.2 million	1.70%
	July 25, 2027	Class A-2 notes due 2059	$17.3 million	2.86%
	July 25, 2027	Class M-1 notes due 2059(1)	$7.3 million	3.70%
	None	Class B-1 notes due 2059(2)	$5.9 million	3.70%
	None	Class B-2 notes due 2059(2)	$5.1 million	variable(3)
	None	Class B-3 notes due 2059(2)	$23.6 million	variable(3)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2021-A/ January 2021	January 25, 2029	Class A-1 notes due 2065	$146.2 million	1.07%
	January 25, 2029	Class A-2 notes due 2065	$21.1 million	2.35%
	January 25, 2029	Class M-1 notes due 2065(1)	$7.8 million	3.15%
	None	Class B-1 notes due 2065(2)	$5.0 million	3.80%
	None	Class B-2 notes due 2065(2)	$5.0 million	variable(3)
	None	Class B-3 notes due 2065(2)	$21.5 million	variable(3)
		Deferred issuance costs	$(2.5) million	—%

The accompanying notes are an integral part of the consolidated interim financial statements.

Non-rated
Ajax Mortgage Loan Trust 2021-B/ February 2021	August 25, 2024	Class A notes due 2066	$215.9 million	2.24%
	February 25, 2025	Class B notes due 2066(2)	$20.2 million	4.00%
		Deferred issuance costs	$(4.3) million	—%

(1)The Class M notes are subordinated, sequential pay, fixed rate notes. The Company has retained the Class M notes, with the exception of Ajax Mortgage Loan Trust ("AJAXM") 2021-A.
(2)The Class B notes are subordinated, sequential pay, with B-2 and B-3 notes having variable interest rates and subordinate to the Class B-1 notes. The Class B-1 notes are fixed rate notes. The Company has retained the Class B notes.
(3)The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust.

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates of between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at June 30, 2021 and December 31, 2020, and the securitization cutoff date ($ in thousands):

	Balances at June 30, 2021				Balances at December 31, 2020				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2017-B	$—	$—		—%	$110,062	$68,729		160%	$165,850		$115,846
2017-D	—	—		—%	133,897	51,256	(1)	261%	203,870	(2)	88,903
2018-C	—	—		—%	173,221	131,983	(3)	131%	222,181	(4)	167,910
2019-D	133,598	109,891		122%	148,641	125,008		119%	193,301		156,670
2019-F	127,059	94,250		135%	139,996	108,184		129%	170,876		127,673
2020-B	127,515	97,540		131%	136,360	105,601		129%	156,468		114,534
2021-A	178,494	160,924		111%	—	—		—%	206,528		175,116
2021-B	254,917	200,801		127%	—	—		—%	287,895		215,912
	$821,583	$663,406	(5)	124%	$842,177	$590,761	(5)	143%	$1,606,969		$1,162,564

(1)The gross amount of senior bonds at December 31, 2020 was $102.6 million however, only $51.3 million is reflected in Secured borrowings as the remainder is owned by the Company.
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
(5)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $9.5 million and $5.4 million as of June 30, 2021 and December 31, 2020.
Convertible Senior Notes

At June 30, 2021 and December 31, 2020, the Company had carrying values of $103.4 million and $110.1 million, respectively, for its convertible senior notes. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.7279 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of June 30, 2021, the amount by which the if-converted value falls short of the principal value for the entire series is $10.9 million.

At June 30, 2021, the outstanding aggregate principal amount of the notes was $105.9 million, and discount and deferred expenses were $2.4 million. At December 31, 2020, the outstanding aggregate principal amount of the notes was $113.4 million, and discount and deferred expenses were $3.3 million. During the three and six months ended June 30, 2021 the

The accompanying notes are an integral part of the consolidated interim financial statements.

Company recognized interest expense on its outstanding convertible notes of $2.2 million and $4.6 million, respectively, which includes $0.4 million and $0.7 million of amortization of discount and deferred expenses, respectively. During the three and six months ended June 30, 2020 the Company recognized interest expense on its outstanding convertible notes of $2.5 million and $4.9 million, respectively, which includes $0.4 million and $0.7 million of amortization of discount and deferred expenses, respectively. The effective interest rates of the notes for the quarters ended June 30, 2021 and June 30, 2020 were 8.99% and 9.09%, respectively.

During the first and second quarters of 2021, the Company completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million and $5.0 million, respectively, for total purchase prices of $2.4 million and $5.1 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarter of 2021 transactions were both zero. During the first and third quarters of 2020, the Company completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively.

Coupon interest on the notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated balance sheets as a deduction from the notes, and are amortized to interest expense on an effective yield basis through April 30, 2023, the date at which the notes can be converted. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. No sinking fund has been established for redemption of the principal.

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

Note 10 — Related Party Transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

			Three months ended June 30,
Transaction	Consolidated Statement of Income location	Counterparty	2021	2020
Interest income on securities and beneficial interest and net increase in the net present value of expected cash flows on beneficial interests	Net interest income after the impact of changes in the net present value of expected cash flows	Various non-consolidated joint ventures	$8,844	$7,831
Management fee	Related party expense – management fee	Manager	$2,267	$2,143
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$1,699	$1,936
Income from equity investment	Income/(loss) from investments in affiliates	Manager	$283	$527
Gain on refinancing of securitization trust	Other income	2021-C	$122	$—
Income from equity investment	Income/(loss) from investments in affiliates	Gaea	$42	$56

The accompanying notes are an integral part of the consolidated interim financial statements.

			Three months ended June 30,
Income from equity investment	Income/(loss) from investments in affiliates	Servicer	$7	$72
Income from equity investment	Income/(loss) from investments in affiliates	AS Ajax E LLC	$7	$6
Loss from equity investment	Income/(loss) from investments in affiliates	Loan pool LLCs	$(14)	$(23)

			Six months ended June 30,
Transaction	Consolidated Statement of Income location	Counterparty	2021	2020
Interest income on securities and beneficial interest and net increase in the net present value of expected cash flows on beneficial interests	Net interest income after the impact of changes in the net present value of expected cash flows	Various non-consolidated joint ventures	$14,796	$9,850
Management fee	Related party expense – management fee	Manager	$4,537	$3,942
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$3,532	$3,950
Income/(loss) from equity investment	Income/(loss) from investments in affiliates	Manager	$451	$(439)
Gain on refinancing of securitization trust	Other income	2021-C	$122	$—
Income from equity investment	Income/(loss) from investments in affiliates	Gaea	$60	$60
Income from equity investment	Income/(loss) from investments in affiliates	AS Ajax E LLC	$16	$16
Loss on sale of mortgage loans	Loss on sale of mortgage loans	Gaea	$—	$(705)
(Loss)/income from equity investment	Income/(loss) from investments in affiliates	Loan pool LLCs	$(21)	$56
(Loss)/income from equity investment	Income/(loss) from investments in affiliates	Servicer	$(55)	$(204)

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of June 30, 2021
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investment in beneficial interests	Various non-consolidated joint ventures	$133,484
Receivables from Servicer	Receivable from servicer	Servicer	$23,907
Affiliate loan receivable	Mortgage loans, net	Gaea	$7,007
Management fee payable	Management fee payable	Manager	$2,267
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$1,346
Expense reimbursement	Accrued expenses and other liabilities	Servicer	$(80)

The accompanying notes are an integral part of the consolidated interim financial statements.

			As of December 31, 2020
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investment in beneficial interests	Various non-consolidated joint ventures	$91,418
Receivables from Servicer	Receivable from servicer	Servicer	$15,755
Affiliate loan receivable	Mortgage loans, net	Gaea	$11,000
Management fee payable	Management fee payable	Manager	$2,247
Affiliate loan purchase	Mortgage loans, net	Servicer	$1,838
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$876
Expense reimbursement receivable	Prepaid expenses and other assets	Manager	$18
Expense reimbursements	Accrued expenses and other liabilities	Servicer	$(44)

On June 21, 2021, the Company became a party to a promissory note with Gaea under which Gaea can borrow up to $11.0 million on a revolving line of credit from the Company. Funds advanced to Gaea under the note carry an interest rate of 4.25% and are secured by a selection of Gaea's mortgage loans. The agreement expires on December 31, 2021 and can be extended to January 31, 2022 at Gaea’s option. At June 30, 2021, the amount outstanding under the note was $7.0 million, which was secured by 18 of Gaea's SBC loans. At December 31, 2020, the Company had a separate loan of $11.0 million outstanding loan to Gaea, which was secured by 20 of Gaea's SBC loans. The loan was repaid to the Company on April 5, 2021. At June 30, 2021 and December 31, 2020, these loans were included in Mortgage loans, net on the Company's consolidated balance sheets.

During the quarter ended December 31, 2020, the Company purchased 15 RPLs from GAFS, a related party, for $1.8 million with UPB of $2.1 million and collateral value of $3.7 million. The loans are all included in Mortgage loans, net on the Company's consolidated balance sheets.

During the three and six months ended June 30, 2021, as part of a refinancing transaction the Company sold 760 loans from 2017-D with a carrying value of $129.2 million and UPB of $133.8 million to a joint venture formed between the Company and a third party accredited institutional investor, and retained various classes of securities from the joint venture. During the three months ended June 30, 2020, the Company sold no mortgage loans, however, during the six months ended June 30, 2020, the Company sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million to Gaea, a related party.

During both the three and six months ended June 30, 2021, the Company acquired $232.9 million debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment in the trust.  In certain transactions, the joint ventures also issued subordinated notes. Of the $232.9 million of debt securities acquired in both the three and six months ended June 30, 2021, the Company acquired $170.0 million in senior notes, $23.5 million in subordinate notes and $39.5 million in beneficial interest issued by joint ventures. Comparatively during the three and six months ended June 30, 2020, the Company acquired zero and $61.3 million, respectively, in debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Each joint venture issued senior notes and beneficial interests, which are trust certificates representing the residual investment in the trust. In certain transactions, the joint ventures also issued subordinated notes. Of the $61.3 million of debt securities acquired in the six months ended June 30, 2020, the Company acquired $49.6 million in senior notes, $4.6 million in subordinate notes and $7.1 million in beneficial interests issued by joint ventures. As of June 30, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $424.6 million and $133.5 million, respectively. At December 31, 2020, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $273.8 million and $91.4 million, respectively. As of June 30, 2021 and December 31, 2020, the Company had no securities that were past due.

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

$12.0 million. At June 30, 2021, and December 31, 2020, the Company had no advances outstanding to the Servicer. Interest on the arrangement accrues at 7.2% annually.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At June 30, 2021 the Company owned approximately 22.9% of Gaea with third party investors owning the remaining approximately 77.1%. The Company accounts for its investment in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E was reduced to a lower percentage of the total. As of June 30, 2021 and December 31, 2020, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

reached the 50/50 split, up to 100% of the incentive fee will be payable in shares of the Company’s common stock, at the Company's discretion, until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, up to 20% of the remaining incentive fee is payable in shares of the Company’s common stock at the Company's discretion and the remaining incentive fee is payable in cash. During the three and six months ended June 30, 2021 and June 30, 2020, the Company did not record an incentive fee payable to the Manager.

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

of its common stock is paid. The Company recognized base management fees to the Manager for the three and six months ended June 30, 2021 of $2.3 million and $4.6 million, respectively, all of which was payable in cash. Comparatively, for the three and six months ended June 30, 2020, the Company recognized base management fees of $2.1 million and $3.9 million, all of which was payable in cash.

In addition, each of the Company’s independent directors received an annual retainer of $100,000, payable quarterly, 40% of which is payable in shares of the Company's common stock using the same valuation method as defined for the stock portion of the management fee payable to the Manager.

The following table sets forth the Company’s stock-based independent director fees ($ in thousands):

Stock-based Director Fees

	For the three months ended June 30,
	2021		2020
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Independent director fees	4,025	$50	5,200	$40
Totals	4,025	$50	5,200	$40

	For the six months ended June 30,
	2021		2020
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Independent director fees	7,970	$100	8,668	$80
Totals	7,970	$100	8,668	$80

(1)All independent director fees are fully expensed in the period in which the relevant service is received by the Company.

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. The shares vest over three years, with one-third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third anniversary of the grant date. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

Each independent member of the Company's Board of Directors is issued a restricted stock award of 2,000 shares of the Company’s common stock upon joining the Board. Additionally, the Company may issue grants of its shares of common stock from time to time to its directors.

The accompanying notes are an integral part of the consolidated interim financial statements.

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth the table below:

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
June 30, 2021 outstanding unvested share grants	163,083	$11.07	8,000	$12.60
Shares vested	—	—	(8,000)	12.60
Shares forfeited	—	—	—	—
Shares granted	—	—	16,000	12.60
March 31, 2021 outstanding unvested share grants	163,083	$11.07	—	$—
Shares vested	—	—	(2,000)	12.00
Shares forfeited	—	—	—	—
Shares granted	—	—	2,000	12.00
December 31, 2020 outstanding unvested share grants	163,083	$11.07	—	$—

June 30, 2020 outstanding unvested share grants	114,334	$13.83	—	$—
Shares vested	—	—	—	—
Shares forfeited	—	—	—	—
Shares granted	—	—	—	—
March 31, 2020 outstanding unvested share grants	114,334	$13.83	—	$—
Shares vested	—	—	—	—
Shares forfeited	—	—	—	—
Shares granted	—	—	—	—
December 31, 2019 outstanding unvested share grants	114,334	$13.83	—	$—

The following table presents the expenses for the Company's restricted stock plan for the years ended ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Restricted stock grants	$207	$174	$414	$348
Director grants	118	—	142	—
Total expenses for plan grants	$325	$174	$556	$348

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

For the three and six months ended June 30, 2021 the Company had consolidated taxable income of $7.7 million and $16.4 million, respectively; and provisions for income taxes of $67 thousand and $0.1 million, respectively. For the three and six months ended June 30, 2020, the Company had consolidated tax losses $2.0 million and $0.8 million, respectively; and

The accompanying notes are an integral part of the consolidated interim financial statements.

provisions for income taxes were $0.1 million and an income tax benefit of $0.2 million, respectively. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at June 30, 2021 or 2020. The Company also recorded no interest or penalties for the three and six months ended June 30, 2021 or 2020.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$10,378	22,825,804		$6,242	22,808,943
Allocation of earnings to participating restricted shares	(78)	—		(33)	—
Consolidated net income attributable to unrestricted common stockholders	$10,300	22,825,804	$0.45	$6,209	22,808,943	$0.27
Effect of dilutive securities(1)
Restricted stock grants and Manager and director fee shares(2)	—	—		33	120,906
Interest expense (add back) and assumed conversion of shares from convertible senior notes(3)	2,255	7,372,892		—	—
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$12,555	30,198,696	$0.42	$6,242	22,929,849	$0.27

(1)The Company's outstanding warrants for an addition 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended June 30, 2021 and June 30, 2020, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the three months ended June 30, 2021 would have been anti-dilutive and has been removed from the calculation.
(3)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the three months ended June 30, 2020 would have been anti-dilutive and has been removed from the calculation.
The accompanying notes are an integral part of the consolidated interim financial statements.

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$17,382	22,821,416		$6,642	22,439,648
Allocation of earnings to participating restricted shares	(130)	—		(35)	—
Consolidated net income attributable to unrestricted common stockholders	$17,252	22,821,416	$0.76	$6,607	22,439,648	$0.29
Effect of dilutive securities(1)
Restricted stock grants and Manager and director fee shares(2)	—	—		35	120,268
Interest expense (add back) and assumed conversion of shares from convertible senior notes(3)	4,599	7,520,222		—	—
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$21,851	30,341,638	$0.72	$6,642	22,559,916	$0.29

(1)The Company's outstanding warrants for an addition 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the six months ended June 30, 2021 and June 30, 2020, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the six months ended June 30, 2021 would have been anti-dilutive and has been removed from the calculation.
(3)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the six months ended June 30, 2020 would have been anti-dilutive and has been removed from the calculation.

Note 14 — Equity

Common stock

As of June 30, 2021 and December 31, 2020, the Company had 22,993,246 and 22,978,339 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred stock

During the quarter ended June 30, 2020, the Company issued to institutional accredited investors an aggregate of $130.0 million of preferred stock in two series and warrants in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. The Company is using the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with the Company's investment strategy.

The Company had 2,307,400 shares of Series A preferred stock and 2,892,600 shares of Series B preferred stock outstanding at June 30, 2021 and December 31, 2020. There were 25,000,000 shares, cumulative for all series, authorized as of both June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, the Company held 126,609 shares of treasury stock consisting of 78,145 shares received through distributions of the Company's shares previously held by its Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under the Company's approved stock repurchase plan. As of December 31, 2020, the Company held 107,243 shares of treasury stock consisting of 58,779 shares received through distributions of the Company's shares previously held by its Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under the Company's approved stock repurchase plan.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the three and six months ended June 30, 2021 3,820 and 8,048 shares were issued, respectively, under the plan for total proceeds of approximately $48 thousand and $0.1 million, respectively. Comparatively, during both the three and six months ended June 30, 2020 5,057 shares were issued under the plan for total proceeds of approximately $41 thousand.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three and six months ended June 30, 2021 and 2020, no shares were sold under the at the market program.

Accumulated Other Comprehensive Income

The Company recognizes unrealized gains or losses on its investment in debt securities as components of other comprehensive income. Total accumulated other comprehensive income on the Company’s balance sheet at June 30, 2021 and December 31, 2020 was as follows ($ in thousands):

Investments in securities:	June 30, 2021	December 31, 2020
Unrealized gains	$1,877	$1,152
Unrealized losses	(226)	(777)
Accumulated other comprehensive income	$1,651	$375

Non-controlling Interest

At December 31, 2020, the Company had non-controlling interests attributable to ownership interests for four legal entities. During the first quarter of 2021, the Company acquired the remaining ownership of 2018-C. This decreased the number of third party non-controlling interests as of June 30, 2021 to three legal entities. Legal entities consolidated by the Company which have non-controlling interests held by third parties are described below.

AS Ajax E II LLC was formed by the Company during 2017 to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of June 30, 2021 and December 31, 2020, the Company owned 53.1% of AS Ajax E II LLC and consolidated the assets, liabilities, revenues and expenses of the entity.

2017-D, a securitization trust, was formed by the Company during 2017, and is 50.0% held by an accredited institutional investor. During the second quarter of 2021, the majority of the loans in 2017-D were resecuritized into 2021-C, with 22 loans remaining in 2017-D. As of June 30, 2021 and December 31, 2020, the Company owned 50.0% of 2017-D and consolidated the assets, liabilities, revenues and expenses of the trust.

The accompanying notes are an integral part of the consolidated interim financial statements.

Great Ajax II REIT was formed by the Company during 2019 to hold an interest in Great Ajax II Depositor LLC, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. As of June 30, 2021 and December 31, 2020, Great Ajax II REIT was 0.1% held by third parties. As of June 30, 2021 and December 31, 2020, the Company owned 99.9% of Great Ajax II REIT and consolidated the assets, liabilities, revenues and expenses of the entity.

2018-C, a securitization trust was formed by the Company during 2018 and was 37.0% held by an accredited institutional investor. The remaining 37.0% ownership was purchased by the Company during the first quarter of 2021. As of June 30, 2021 the Company owned 100.0% of 2018-C. Comparatively, as of December 31, 2020 the Company owned 63.0% of 2018-C and consolidated the assets, liabilities, revenues and expenses of the trust.

The following table sets forth the effects of changes in ownership of the Company's non-controlling interests due to transfers to or from non-controlling interest for the calendar preceding the Consolidated balance sheet dates ($ in thousands):

	June 30, 2021	December 31, 2020
Decrease from redemption of 2018-C	$(8,306)	$—
Decrease from the distribution resulting from the refinancing of substantially all of 2017-D	(16,864)	—
Change in non-controlling interest	$(25,170)	$—

Note 15 — Subsequent Events

The Company has acquired 1,016 residential NPLs with aggregate UPB of $173.0 million in two transactions from two different sellers. The purchase price equaled 97.9% of UPB and 54.2% of the estimated market value of the underlying collateral of $312.1 million. These loans were acquired by the joint venture that was formed in June 2021 with proceeds from the established prefunding account.

The Company has agreed to acquire, subject to due diligence, 31 residential RPLs in six transactions, and 412 NPLs in six transactions, with aggregate UPB of $4.7 million and $103.3 million, respectively. The purchase price of the residential RPLs equals 80.9% of UPB and 55.1% of the estimated market value of the underlying collateral of $6.9 million. The purchase price of the NPLs equals 97.1% of UPB and 64.4% of the estimated market value of the underlying collateral of $155.8 million.

On July 19, 2021, the Company co-invested with third-party institutional investors to form Ajax Mortgage Loan Trust 2021-E ("2021-E") and retained $53.1 million of varying classes of related securities. The Company acquired 10.01% of the class A securities, class B securities and class M securities from the trust, which acquired 3,142 RPLs and NPLs with UPB of $517.7 million and an aggregate property value of $968.6 million. The senior securities represent 83% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 1.82%. Based on the structure of the transaction the Company will not consolidate 2021-E under U.S. GAAP. The assets included in the 2021-E securitization came from loan sales associated with the Company's 2020-C and 2020-D securitizations, all of which were joint ventures with third party institutional accredited investors.

On July 26, 2021, the Company's Board of Directors approved a grant of 152,700 shares of restricted stock to employees of its Manager and Servicer with a grant date of August 2, 2021. The shares will vest over four years, with one fourth of the shares vesting on each of the first, second, third and fourth anniversaries of the grant date.

On August 5, 2021, the Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid on August 31, 2021 to stockholders of record as of August 16, 2021.

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

Our Operating Partnership, through interests in certain entities as of June 30, 2021 and December 31, 2020, holds 99.9% of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. We have securitized mortgage loans through securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and we have determined that we are the primary beneficiary of the VIEs.

In 2018, we formed Gaea as a wholly owned subsidiary of the Operating Partnership. We elected to treat Gaea as a TRS under the Code for 2018, and we elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings, LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties. On November 22, 2019, Gaea completed a private capital raise in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. We retained a 23.2% ownership interest in Gaea following the transaction. At June 30, 2021, we owned approximately 22.9% of Gaea.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of June 30, 2021 and December 31, 2020 ($ in millions):

	June 30, 2021	December 31, 2020
Residential RPLs	$897.5	$1,057.5
Residential NPLs	36.8	38.7
SBC loans	21.3	23.2
Real estate owned properties, net	4.8	8.5
Investments in securities at fair value	424.6	273.8
Investment in beneficial interests	133.5	91.4
Total mortgage related assets	$1,518.5	$1,493.1

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

The COVID-19 pandemic began to meaningfully impact our operations in late March 2020 and any continuing disruption was reflected in our results of operations for the quarter ended June 30, 2021. The pandemic has continued and continues to significantly and adversely impact certain areas of the United States. As a result, our forecast of macroeconomic conditions and expected lifetime credit losses on our mortgage loan and beneficial interest portfolios is subject to meaningful uncertainty. While the majority of our borrowers continue to make scheduled payments and we continue to receive payments in full, we have acted swiftly to support our borrowers with a mortgage forbearance program. While we generally do not hold loans guaranteed by GSEs or the US government, we, through our Servicer, are nonetheless offering a forbearance program under terms similar to those required for GSE loans. Borrowers who request COVID-19 related hardship assistance are asked to complete a standardized hardship questionnaire, including documentation to support the COVID-19 related hardship claim. The materials are reviewed, along with the borrower's monthly payment status, to determine if the borrower is eligible for the three-month forbearance plan. If the borrower is not eligible, they are encouraged to apply for loss mitigation. In the event the COVID-19 related hardship is continuing at the end of the forbearance period, it may be extended for an additional period. At the end of the forbearance plan, the borrower may repay the amounts in a lump sum, or our Servicer will work with the borrower on repayment options or traditional loan modification options. Notwithstanding the foregoing, to the extent special rules apply to a mortgagor because of the jurisdiction or type of the Mortgage Loan, the Servicer will comply with those rules. Our Servicer has extensive experience dealing with delinquent borrowers and we believe it is well positioned to react on our behalf to any increase in mortgage delinquencies. The following list shows the COVID-19 forbearance activity in our mortgage loan portfolio as of July 31, 2021 :

•Number of COVID-19 forbearance relief inquiries: 1,044
•Number of COVID-19 forbearance relief granted: 297

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

Critical Accounting Policies and Estimates

Mortgage Loans

Purchased Credit Deteriorated Loans ("PCD Loans") — As of their acquisition date, the loans we acquired have generally suffered some credit deterioration subsequent to origination. As a result, our recognition of interest income for PCD loans is based upon our having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, we use expected cash flows to apply the effective interest method of income recognition. We adopted ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL using the prospective transition approach for PCD assets on January 1, 2020. At the time, $10.2 million of loan discount was reclassified to the allowance for credit losses with no net impact on the amortized cost basis of the portfolio.

Acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. We may adjust our loan pools as the underlying risk factors change over time. We have re-aggregated our mortgage loan portfolio into loan pools based on similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as interest income in the period the loan pays in full.

Our accounting for PCD loans gives rise to an accretable yield and an allowance for credit losses. Upon the acquisition of PCD loans we record the acquisition as three separate elements for 1) the amount of purchase discount which we expect to recover through eventual repayment by the borrower, 2) an allowance for future expected credit loss and 3) the UPB of the loan. The purchase price discount which we expect at the time of acquisition to collect over the life of the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. We recognize the accretable yield as interest income on a prospective level yield basis over the life of the pool. Our expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. The net present value of changes in expected cash flows, whether caused by timing or loan performance, are reported in the period in which they arise and are reflected as an increase or decrease in the provision for losses even if no provision expense was previously recorded due to the establishment of loss reserves upon loan acquisitions. Management assesses the credit quality of the portfolio and the adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of our investment, we consider the estimated net recoverable value of the loan pools as well as other factors, such as the fair value of the underlying collateral. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

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

We account for our non-PCD loans by estimating any allowance for credit losses for our non-PCD loans based on historical experience and the risk characteristics of the individual loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans.

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

Investments in Securities at Fair Value

Our Investments in Securities at Fair Value consist of investments in senior and subordinated notes issued by joint ventures, which we form with third party institutional accredited investors. We recognize income on the debt securities using the effective interest method. Additionally, the notes are classified as available-for-sale and are carried at fair value with changes in fair value reflected in our consolidated statements of comprehensive income. We mark our investments to fair value using prices received from our financing counterparties and believe any unrealized losses on our debt securities to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in our consolidated statements of income. Risks inherent in our debt securities portfolio, affecting both the valuation of the securities as well as the portfolio’s interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the pandemic, and damage to or delay in realizing the value of the underlying collateral. We monitor the credit quality of the mortgage loans underlying our debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, we assess the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluate whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

Our Investments in beneficial interests consist of investments in the trust certificates issued by joint ventures which we form with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. We account for our Investments in beneficial interests under CECL, as discussed under Mortgage Loans. The methodology is similar to that described in “Mortgage Loans” except that we only recognize the ratable share of gain, loss income or expense.

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

The fair value of secured borrowings is estimated using estimates provided by our financing counterparties, which are compared for reasonableness to our Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans collateralizing the debt. We are able to call the bonds issued in our secured borrowings at par value plus accrued interest pursuant to the terms of the offering document. We carry our secured borrowings net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is largely driven by the deferred issuance costs.

Our put option liability is adjusted to approximate market value through earnings. The put obligation is a fixed amount that may be settled in cash or shares of our common stock at our option. Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis of $9.5 million to the future put obligation of $50.7 million over the 39-month term of the put option liability.

Our borrowings under repurchase agreements are short-term in nature, and our Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

Our convertible senior notes are traded on the NYSE; the debt’s fair value is determined from the NYSE closing price on the balance sheet date. The Convertible debt may be redeemable at par plus accrued interest beginning on April 30, 2022 subject to satisfying the conversion price trigger. We carry the Convertible debt net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is partially driven by the deferred issuance costs.

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

Results of Operations

For the three months ended June 30, 2021, we had net income attributable to common stockholders of $10.4 million, or $0.45 per share for basic and $0.42 per share for diluted common shares. For the three months ended June 30, 2020, we had net income attributable to common stockholders of $6.2 million, or $0.27 per share for basic and diluted common shares. Key items for the three months ended June 30, 2021 include:

•Interest income of $23.0 million; net interest income of $14.2 million
•Net income attributable to common stockholders of $10.4 million
•Basic earnings per common share of $0.45
•Book value per common share of $15.86 at June 30, 2021
•Taxable income of $0.34 per common share
•Formed four joint ventures that acquired $1.4 billion in UPB of mortgage loans with collateral values of $2.4 billion and retained $232.9 million of varying classes of related securities issued by the joint ventures to end the quarter with $558.1 million of investments in debt securities and beneficial interests
•Purchased $4.8 million RPLs, with UPB of $5.2 million at 60.7% of property value, to end the quarter with $955.6 million in net mortgage loans
•Collected total cash of $78.9 million, from loan payments, sales of REO and collections from investments in debt securities and beneficial interests
•Held $88.1 million of cash and cash equivalents at June 30, 2021; average daily cash balance for the quarter was $113.0 million
•At June 30, 2021, approximately 74.2% of portfolio based on UPB made at least 12 out of the last 12 payments

Our consolidated net income attributable to common stockholders increased $4.1 million for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. The increase in our earnings compared to the quarter ended June 30, 2020 was primarily driven by a $4.2 million decrease in our interest expense. The increase in net interest income was primarily driven by the same decrease of $4.2 million in our interest expense of $8.8 million versus interest expense of $13.1 million in the second quarter of 2020. Our book value increased to $15.86 per common share from $15.59 at December 31, 2020.

We recorded $0.1 million in impairments on our REO held-for-sale portfolio in real estate operating expense for the quarter ended June 30, 2021 compared to $0.1 million for the quarter ended June 30, 2020. Impairments for the quarter were driven primarily by additional costs of holding the properties. We continue to liquidate our REO properties held-for-sale at a faster rate than we acquire properties, with 11 properties sold in the second quarter of 2021 while five were added to REO held-for-sale through foreclosures. Limited housing inventory has accelerated our REO liquidation timelines while we are continuing to experience some COVID-19 related delays in foreclosure proceedings. During the quarter ended June 30, 2020 we sold 14 REO properties while adding two through foreclosures.

Table 1: Results of Operations

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2021	2020	2021	2020
INCOME
Interest income	$23,048	$23,171	$47,083	$50,059
Interest expense	(8,830)	(13,058)	(19,134)	(26,128)
Net interest income	14,218	10,113	27,949	23,931
Net increase in the net present value of expected cash flows(1)	4,733	4,862	10,249	151
Net interest income after the impact of changes in the net present value of expected cash flows	18,951	14,975	38,198	24,082
Income/(loss) from investments in affiliates	357	672	520	(440)
Other income	486	680	842	722
Total revenue, net	19,794	16,327	39,560	24,364
EXPENSE
Related party expense – loan servicing fees	1,699	1,936	3,532	3,950
Related party expense – management fee	2,270	2,143	4,543	3,942
Professional fees	763	732	1,403	1,537
Real estate operating expenses	88	188	273	1,100
Fair value adjustment on put option liability	2,201	1,250	4,145	1,250
Other expense	1,375	1,140	2,679	2,062
Total expense	8,396	7,389	16,575	13,841
Loss on debt extinguishment	161	—	1,072	408
Income before provision for income taxes	11,237	8,938	21,913	10,115
Provision for income taxes (benefit)	67	120	101	(199)
Consolidated net income	11,170	8,818	21,812	10,314
Less: consolidated net (loss)/income attributable to the non-controlling interest	(1,158)	735	531	1,831
Consolidated net income attributable to Company	12,328	8,083	21,281	8,483
Less: dividends on preferred stock	1,950	1,841	3,899	1,841
Consolidated net income attributable to common stockholders	$10,378	$6,242	$17,382	$6,642

(1)Net increase in the net present value of expected cash flows represents the net decrease to the allowance for losses resulting from changes in actual and expected cash flows during the quarter. It represents the net present value of cash flow increases over incremental provision expense on the Mortgage loan and Beneficial interest portfolios. Such amounts are calculated at the pool level for Mortgage loans and at the security level for Beneficial interests, and are recorded in the period in which the change occurs.

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. For the three months ended June 30, 2021 and 2020 net interest income after recording the impact of the net increase in the net present value of expected cash flows increased to $19.0 million from $15.0 million, respectively, primarily as a result of a $4.2 million decrease in interest expense as we have secured lower funding costs for our loan and debt security portfolios. Additionally, for the three months ended June 30, 2021 and 2020, we recorded income of $4.7 million and $4.9 million as a result of a net increase in the net present value of expected cash flows. Of the $4.7 million for the three months ended June 30, 2021, $2.7 million relates to our mortgage loan portfolio and $2.0 million to our investments in beneficial interests. Comparatively during the three months ended June 30, 2020, of the $4.9 million, $1.8 million relates to our mortgage loan portfolio and $3.1 million to our investments in beneficial interests. For the six months ended June 30, 2021 and 2020 net interest income after recording the impact of the net increase in the net present value of expected cash flows increased to $38.2 million from $24.1 million, respectively, primarily as a result of a net $10.2 million impact of the net increase in the net present value of expected cash flows for the six months ended June 30, 2021 compared to a $0.2 million impact of the net increase in the net present value of expected cash flows for the six months ended June 30, 2020.

Of the $10.2 million for the six months ended June 30, 2021, $8.2 million relates to our mortgage loan portfolio and $2.0 million to our investments in beneficial interests. Comparatively during the six months ended June 30, 2020, the entire amount of $0.2 million relates to our investments in beneficial interests. To date, the COVID-19 impact on cash flow extensions have not been as material as we initially expected.

Our gross interest income decreased by $0.2 million to $23.0 million in the quarter ended June 30, 2021 from $23.2 million in the quarter ended June 30, 2020 primarily due to a decrease in the average balance of our mortgage loan portfolio as paydowns and payoffs exceeded loan purchases. This was offset by a decrease in interest expense of $4.2 million to $8.8 million in the quarter ended June 30, 2021 from $13.1 million in the quarter ended June 30, 2020 primarily due to decreases in the average interest rates applicable to our borrowings. We expect our cost of funds to continue to remain low in the current interest rate and credit environment. Similarly, our gross interest income decreased by $3.0 million to $47.1 million in the six months ended June 30, 2021 from $50.1 million in the six months ended June 30, 2020 primarily due to a decrease in the average balance of our mortgage loan portfolio as paydowns and payoffs exceeded loan purchases. This was offset by a decrease in interest expense of $7.0 million to $19.1 million in the six months ended June 30, 2021 from $26.1 million in the six months ended June 30, 2020 similarly due to decreases in the average interest rates applicable to our borrowings.

During the second quarter of 2021, we collected $78.9 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $57.8 million for the second quarter of 2020. The increase in cash collections in 2021 is due to a higher volume of payoffs as borrowers continued to refinance or sell the underlying property.

The interest income detail for the three and six months ended June 30, 2021 and 2020 are included in the table below ($ in thousands):

Table 2: Interest income detail

	Three months ended June 30,		Six months ended June 30,
	2021	2020(1,2)	2021	2020(1,2)
Accretable yield recognized on RPL, NPL and SBC loans	$15,788	$18,458	$33,969	$40,350
Interest income on beneficial interests	4,397	2,172	7,856	4,676
Interest income on debt securities	2,597	2,596	5,074	4,929
Other interest income/(loss)	153	(130)	5	(92)
Bank interest income	113	75	179	196
Interest income	$23,048	$23,171	$47,083	$50,059
Net increase in the present value of expected cash flows(3)	4,733	4,862	10,249	151
Interest income after the impact of changes in the net present value of expected cash flows	$27,781	$28,033	$57,332	$50,210

(1)Includes reclass of loan and beneficial interest credit losses from net increase in the present value of cash flows to accretable yield recognized on RPL, NPL and SBC loans and interest income on beneficial interests, respectively.
(2)Previously presented combination of interest income on securities and interest income on beneficial interests has been bifurcated to show each separately.
(3)Increases and decreases in the net present value of expected cash flows are recorded in the period in which the change occurs as a reduction or increase to the allowance for losses, respectively.

The average balance of our mortgage loan portfolio, debt securities, beneficial interests and debt outstanding for the three months ended June 30, 2021 and 2020 are included in the table below ($ in thousands). The decrease in the average mortgage loan portfolio is primarily driven by the refinancing of our loans in Ajax Mortgage Trust 2017-D (“2017-D”) in Ajax Mortgage Trust 2021-C ("2021-C"). 2017-D was consolidated on our Balance sheet and all items of income, expense, gain or loss were included in our Results of Operations. 2021-C is not consolidated in our financial statements. As a result, we reflected 100% of the loans offset by 50% of the senior bond outstanding in our consolidated financial statements. Accordingly, the loans subject to the refinancing, net of the senior bond that was retired, are now reflected in the Average carrying value of debt securities and the Average carrying value of beneficial interests.

Table 3: Average Balances

	Three months ended June 30,
	2021	2020(1)
Average mortgage loan portfolio	$967,671	$1,087,800
Average carrying value of debt securities	$296,034	$267,947
Average carrying value of beneficial interests	$109,578	$65,412
Total average asset level debt	$992,122	$1,041,673

(1)Previously presented combination of average carrying value of debt securities and beneficial interests has been bifurcated to show to average carrying value of debt securities and average carrying value of beneficial interests separately.

Other Income

Other income decreased for the three months ended June 30, 2021 over the comparable period in 2020 due to lower gain on sale for property held-for-sale and lower income from the federal government's Home Affordable Modification Program ("HAMP") as more loans reached the five-year threshold and no additional fees are earned. Other income increased for the six months ended June 30, 2021 over the comparable period in 2020 primarily a result of a loss on the sale of mortgage loans during the first quarter of 2020, combined with both an increase in late fee income and a gain on the refinancing of our 2017-D securitization trust in the second quarter of 2021. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Late fee income	$236	$163	$426	$348
Other income	114	—	114	—
Net gain on sale of property held-for-sale	92	394	197	807
HAMP fees	31	114	79	252
Rental income	13	9	26	20
Loss on sale of mortgage loans	—	—	—	(705)
Total other income	$486	$680	$842	$722

Expenses

Total expenses increased for the three and six months ended June 30, 2021 over the comparable period in 2020 as a result of our put option amortization expense, and an increase in the Other expense category by an increase from a stock grant to certain members of our Board during the current quarter as well as an increase in insurance expense. These were partially offset by lower loan servicing fees, loan transaction expense driven by cost recoveries from joint venture partners and real estate operating expense due to lower REO impairments. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Related party expense – management fee	$2,270	$2,143	$4,543	$3,942
Fair value adjustment on put option liability	2,201	1,250	4,145	1,250
Related party expense – loan servicing fees	1,699	1,936	3,532	3,950
Other expense	1,375	1,140	2,679	2,062
Professional fees	763	732	1,403	1,537
Real estate operating expenses	88	188	273	1,100
Total expenses	$8,396	$7,389	$16,575	$13,841

Other expense increased for the three and six months ended June 30, 2021 over the comparable period in 2020 primarily due to higher directors' fees and grants associated with an additional grant to certain members of our Board completed during the current quarter and insurance expense, offset by lower borrowing related expense. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Directors' fees and grants	$251	$109	$420	$218
Insurance	229	184	458	368
Employee and service provider share grants	207	174	414	348
Taxes and regulatory expense	183	151	244	197
Borrowing related expenses	146	218	333	388
Other expense	116	94	217	158
Lien release non due diligence	94	58	103	91
Software licenses and amortization	90	64	175	134
Travel, meals, entertainment	67	(12)	98	126
Internal audit services	39	35	77	72
Loan transaction expense	(47)	65	140	(38)
Total other expense	$1,375	$1,140	$2,679	$2,062

Equity and Net Book Value per Share

Our net book value per common share was $15.86 and $15.59 at June 30, 2021 and December 31, 2020, respectively. The increase in book value was primarily driven by our buyout of our joint venture partner's interest in 2018-C, and the repurchase of $7.5 million of our convertible senior notes and a recovery in common equity that resulted from net fair value adjustments of $1.3 million taken on our portfolio of debt securities recorded to Other comprehensive income since December 31, 2020. While U.S. GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, the subtraction of non-controlling interests and preferred shares classified in equity, and shares for Manager and director fees that were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	June 30, 2021	December 31, 2020
Outstanding shares	22,993,246	22,978,339
Adjustments for:
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	4,025	4,280
Conversion of convertible senior notes into shares of common stock	7,315,929	7,834,299
Settlement of put option in shares(1)	—	—
Total adjusted shares outstanding	30,313,200	30,816,918

Equity at period end	$497,492	$514,491
Net increase in equity from expected conversion of convertible senior notes(1)	102,762	110,250
Adjustment for equity due to preferred shares	(115,144)	(115,144)
Net adjustment for equity due to non-controlling interests	(4,238)	(29,130)
Adjusted equity	$480,872	$480,467
Book value per share	$15.86	$15.59

(1)The settlement of the put option in shares is not included in the calculation as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the three and six months ended June 30, 2021, we purchased $4.8 million and $36.4 million RPLs with UPB of $5.2 million and $41.2 million, respectively, at 60.7% and 57.7% of property value, respectively. Comparatively, for the three months ended June 30, 2020 we purchased no RPLs, however, for the six months ended June 30, 2020 we purchased $1.2 million RPLs with UPB of $2.0 million, at 38.6% of property value. For the three months ended June 30, 2021 we purchased no NPLs, however, for the six months ended June 30, 2021 we purchased $0.4 million NPLs with UPB of $0.7 million at 50.1% of property value. Comparatively, for the three months ended June 30, 2020 we purchased no NPLs, however, for the six months ended June 30, 2020 we purchased $0.2 million NPLs with UPB of $0.2 million, at 62.9% of property value. For the three months ended June 30, 2021 we purchased no SBC loans, however, for the six months ended June 30, 2021 we purchased $3.6 million SBC loans with UPB of $3.6 million at 36.5% of property value. Comparatively, for the three and six months ended June 30, 2020, we purchased no SBC loans. We ended the period with $955.6 million of net mortgage loans with an aggregate UPB of $1.0 billion as of June 30, 2021 and $1.1 billion of net mortgage loans with an aggregate UPB of $1.2 billion as of June 30, 2020.

The following table shows loan portfolio acquisitions for the three and six months ended June 30, 2021, and 2020 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
RPLs
Count	38	—	237	26
UPB	$5,157	$—	$41,188	$1,952
Purchase price	$4,773	$—	$36,360	$1,205
Purchase price % of UPB	92.6%	—%	88.3%	61.7%
NPLs
Count	—	—	3	1
UPB	$—	$—	$665	$227
Purchase price	$—	$—	$447	$185
Purchase price % of UPB	—%	—%	67.2%	81.5%
SBC loans
Count	—	—	1	—
UPB	$—	$—	$3,611	$—
Purchase price	$—	$—	$3,603	$—
Purchase price % of UPB	—%	—%	99.8%	—%

During the three and six months ended June 30, 2021, 947 and 1,109 mortgage loans, respectively, representing 16.6% and 20.3% of our ending UPB, respectively, were liquidated. Comparatively, during the three and six months ended June 30, 2020, 112 and 263 mortgage loans, respectively, representing 1.7% and 6.3%, respectively, of our ending UPB, were liquidated. Our loan portfolio activity for the three and six months ended June 30, 2021 and 2020 is presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Beginning carrying value	$1,123,530	$1,098,629	$1,119,372	$1,151,469
RPL, NPL and SBC portfolio acquisitions, net cost basis	4,773	—	40,410	1,391
Draws on SBC loans	7,259	—	7,344	—
Accretion recognized	15,914	18,695	34,435	40,440
Payments received on loans, net	(69,803)	(38,138)	(126,024)	(85,098)
Reclassifications to REO	(1,046)	(98)	(1,274)	(912)
Sale of mortgage loans	—	—	—	(26,111)
Refinancing of 2017-D	(128,770)	—	(128,770)	—
Increase (decrease) in net present value of expected cash flows on mortgage loans	2,740	1,799	8,240	(94)
Mortgage loans credit loss expense	(139)	(274)	(593)	(503)
Other	1,170	4	2,488	35
Ending carrying value	$955,628	$1,080,617	$955,628	$1,080,617

Table 10: Portfolio Composition

As of June 30, 2021 and December 31, 2020, our portfolios consisted of the following ($ in thousands):

June 30, 2021		December 31, 2020(1,2)
No. of Loans	5,168	No. of Loans	6,031
Total UPB(3)	$1,020,819	Total UPB(3)	$1,204,804
Interest-Bearing Balance	$947,523	Interest-Bearing Balance	$1,127,499
Deferred Balance(4)	$73,296	Deferred Balance(4)	$77,305
Market Value of Collateral(5)	$1,773,620	Market Value of Collateral(5)	$1,967,419
Original Purchase Price/Total UPB	81.6%	Original Purchase Price/Total UPB	82.2%
Original Purchase Price/Market Value of Collateral	50.6%	Original Purchase Price/Market Value of Collateral	53.7%
Weighted Average Coupon	4.39%	Weighted Average Coupon	4.44%
Weighted Average LTV(6)	68.6%	Weighted Average LTV(6)	72.8%
Weighted Average Remaining Term (months)	291	Weighted Average Remaining Term (months)	297
No. of first liens	5,106	No. of first liens	5,973
No. of second liens	62	No. of second liens	58
No. of Rental Properties	5	No. of Rental Properties	6
Capital Invested in Rental Properties	$408	Capital Invested in Rental Properties	$710
RPLs	93.9%	RPLs	94.4%
NPLs	3.9%	NPLs	3.5%
SBC loans	2.2%	SBC loans	2.1%
No. of REO properties held-for-sale	20	No. of REO properties held-for-sale	32
Market Value of Other REO(7)	$5,218	Market Value of Other REO(7)	$8,105
Carrying value of debt securities and beneficial interests in trusts	$559,424	Carrying value of debt securities and beneficial interests in trusts	$369,330
Loans with 12 for 12 payments as an approximate percentage of UPB (8)	74.2%	Loans with 12 for 12 payments as an approximate percentage of UPB (8)	71.9%
Loans with 24 for 24 payments as an approximate percentage of UPB (9)	66.8%	Loans with 24 for 24 payments as an approximate percentage of UPB (9)	65.1%

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
(3)At June 30, 2021 and December 31, 2020, our loan portfolio consists of fixed rate (56.1% of UPB), ARM (8.5% of UPB) and Hybrid ARM (35.4% of UPB); and fixed rate (53.5% of UPB), ARM (8.9% of UPB) and Hybrid ARM (37.6% of UPB), respectively.
(4)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(5)As of date of acquisition.
(6)UPB as of June 30, 2021 and December 31, 2020, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of June 30, 2021 and December 31, 2020, respectively ($ in thousands):

Portfolio at June 30, 2021

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	603	2,907	1,658
Unpaid principal balance	$144,992	$645,918	$229,909
Mortgage loan portfolio by year of origination	14.2%	63.3%	22.5%
Loan Attributes:
Weighted average loan age (months)	96.7	172.7	212.6
Weighted average loan-to-value	65.0%	72.8%	59.0%
Delinquency Performance:
Current	67.3%	66.9%	66.9%
30 days delinquent	4.8%	5.7%	5.1%
60 days delinquent	2.9%	2.9%	5.5%
90+ days delinquent	20.1%	18.8%	17.8%
Foreclosure	4.9%	5.7%	4.7%

Portfolio at December 31, 2020

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	639	3,471	1,921
Unpaid principal balance	$156,250	$780,956	$267,598
Mortgage loan portfolio by year of origination	13.0%	64.8%	22.2%
Loan Attributes:
Weighted average loan age (months)	91.0	166.7	205.8
Weighted average loan-to-value	69.4%	77.0%	62.6%
Delinquency Performance:
Current	53.0%	51.9%	53.3%
30 days delinquent	13.6%	11.4%	10.9%
60 days delinquent	3.8%	6.7%	6.8%
90+ days delinquent	25.3%	25.1%	25.4%
Foreclosure	4.3%	4.9%	3.6%

Table 12: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at June 30, 2021 and December 31, 2020 ($ in thousands):

June 30, 2021						December 31, 2020
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	769	$259,824	25.5%	$501,908	28.3%	CA	947	$329,725	27.4%	$589,225	30.0%
FL	588	99,271	9.7%	170,258	9.6%	FL	655	108,293	9.0%	174,849	8.9%
TX	339	35,830	3.5%	73,737	4.2%	TX	410	42,432	3.5%	81,810	4.2%
NY	328	103,611	10.2%	178,383	10.1%	GA	352	45,817	3.8%	71,586	3.7%
NJ	289	66,670	6.5%	93,230	5.3%	NY	329	103,475	8.6%	177,524	9.0%
GA	265	32,668	3.2%	58,387	3.2%	NJ	287	65,764	5.5%	89,389	4.5%
MD	211	51,276	5.0%	71,369	4.0%	MD	248	60,082	5.0%	77,693	4.0%
IL	207	36,993	3.5%	49,961	2.8%	NC	240	33,146	2.8%	52,217	2.7%
NC	204	29,192	2.9%	54,564	3.1%	IL	227	41,410	3.5%	54,379	2.8%
PA	174	20,171	2.0%	30,496	1.7%	VA	205	43,563	3.6%	63,132	3.2%
VA	169	37,058	3.6%	57,758	3.3%	PA	185	21,294	1.8%	31,248	1.6%
MA	145	29,311	2.9%	52,403	3.0%	MA	177	35,454	2.9%	61,220	3.1%

AZ	116	22,268	2.2%	39,356	2.2%	AZ	150	29,765	2.5%	47,835	2.4%
SC	112	12,176	1.2%	18,974	1.1%	SC	129	14,206	1.2%	22,213	1.1%
TN	101	10,469	1.0%	19,449	1.1%	TN	115	12,721	1.1%	22,690	1.2%
OH	96	11,270	1.1%	15,876	0.9%	OH	110	12,929	1.1%	17,843	0.9%
IN	92	8,278	0.8%	14,215	0.8%	WA	104	23,874	2.0%	43,784	2.2%
WA	87	19,998	2.0%	39,848	2.2%	IN	98	9,180	0.8%	14,476	0.7%
NV	75	13,863	1.4%	25,707	1.4%	NV	97	18,614	1.5%	30,344	1.5%
MI	73	8,750	0.9%	14,485	0.8%	MI	97	13,103	1.1%	19,832	1.0%
CT	70	12,252	1.2%	17,595	1.0%	CT	77	13,529	1.1%	18,115	0.9%
LA	65	6,523	0.7%	10,196	0.6%	LA	76	7,631	0.6%	11,910	0.6%
MO	62	7,044	0.7%	10,593	0.6%	MO	75	9,383	0.8%	12,545	0.6%
OR	61	18,539	1.8%	39,641	2.2%	OR	70	24,303	2.0%	46,279	2.4%
AL	41	3,405	0.3%	4,644	0.3%	CO	54	10,450	0.9%	22,665	1.2%
CO	39	7,748	0.8%	18,198	1.0%	MN	49	9,121	0.8%	13,242	0.7%
WI	38	4,873	0.5%	7,101	0.4%	UT	44	6,895	0.6%	14,932	0.8%
MN	35	6,371	0.6%	10,256	0.6%	AL	44	3,670	0.3%	4,891	0.2%
UT	35	5,271	0.5%	13,362	0.8%	WI	37	4,696	0.4%	6,385	0.3%
KY	29	3,474	0.3%	5,317	0.3%	KY	36	4,158	0.3%	6,032	0.3%
DE	26	4,849	0.5%	6,283	0.4%	DE	34	6,509	0.5%	7,999	0.4%
NM	25	3,941	0.4%	6,204	0.3%	NM	30	4,450	0.4%	6,207	0.3%
MS	24	1,858	0.2%	2,829	0.2%	OK	27	2,511	0.2%	3,827	0.2%
OK	23	2,132	0.2%	3,458	0.2%	MS	26	2,149	0.2%	3,168	0.2%
KS	19	1,390	0.1%	3,024	0.2%	AR	20	1,447	0.1%	2,016	0.1%
AR	17	1,102	0.1%	1,687	0.1%	KS	19	1,379	0.1%	2,897	0.1%
NH	14	2,693	0.3%	4,177	0.2%	NH	18	3,223	0.3%	5,087	0.3%
WV	14	1,080	0.1%	1,620	0.1%	IA	18	1,736	0.1%	2,267	0.1%
DC	13	4,384	0.4%	6,820	0.4%	DC	17	5,131	0.4%	8,138	0.4%
IA	13	1,096	0.1%	1,618	0.1%	WV	17	1,258	0.1%	1,830	0.1%
HI	10	3,618	0.4%	6,172	0.3%	HI	16	6,456	0.5%	9,305	0.5%
RI	10	2,256	0.2%	3,292	0.2%	RI	14	3,084	0.3%	4,481	0.2%
ID	10	1,184	0.1%	2,619	0.1%	ID	12	1,496	0.1%	2,971	0.2%
ME	9	1,310	0.1%	1,905	0.1%	ME	10	1,372	0.1%	1,801	0.1%
MT	6	1,014	0.1%	1,678	0.1%	MT	6	803	0.1%	1,336	0.1%
PR	5	593	0.1%	552	—%	PR	5	518	—%	592	—%
SD	4	531	0.1%	917	0.1%	SD	4	537	—%	872	—%
ND	3	391	—%	479	—%	NE	4	528	—%	603	—%
NE	3	247	—%	308	—%	WY	3	438	—%	356	—%
VT	2	400	—%	316	—%	ND	3	395	—%	472	—%
WY	2	247	—%	238	—%	VT	2	452	—%	518	—%
AK	1	56	—%	157	—%	AK	2	249	—%	391	—%
	5,168	$1,020,819	100.0%	$1,773,620	100.0%		6,031	$1,204,804	100.0%	$1,967,419	100.0%

(1)As of date of acquisition.

Table 13: Debt Securities and Beneficial Interest Acquisitions

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Class A securities
UPB	$170,849	$—	$170,849	$49,876
Purchase price	$169,962	$—	$169,962	$49,602
Purchase price % of UPB	99.5%	—%	99.5%	99.5%
Class B securities
UPB	$23,661	$—	$23,661	$4,656
Purchase price	$23,508	$—	$23,508	$4,623
Purchase price % of UPB	99.4%	—%	99.4%	99.3%
Beneficial interests
Purchase price	$39,467	$—	$39,467	$7,082

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

As of June 30, 2021 and December 31, 2020, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, beneficial interests and rental properties. We also held approximately $88.1 million of cash and cash equivalents, a decrease of $19.0 million from our balance of $107.1 million at December 31, 2020. Our average daily cash balance during the quarter was $113.0 million, a decrease of $15.7 million from our average daily cash balance of $128.7 million during the three months ended December 31, 2020.

Our collections of principal and interest payments on mortgages and securities, payoffs and proceeds and on the sale of our property held-for-sale were $78.9 million and $149.1 million, respectively, for the three and six months ended June 30, 2021 and $57.8 million and $120.2 million, respectively, for the three and six months ended June 30, 2020.

Our operating cash outflows, including the effect of restricted cash, for the six months ended June 30, 2021 and 2020 were $22.9 million and $10.2 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $23.8 million and $24.2 million for the six months ended June 30, 2021 and 2020, respectively. Non-cash interest income accretion was $10.6 million and $16.2 million for the six months ended June 30, 2021 and 2020, respectively. Interest income on beneficial interests was $8.2 million and $5.1 million during the six months ended June 30, 2021 and 2020, respectively. Interest income on debt securities was $5.1 million and $2.3 million during the six months ended June 30, 2021 and 2020, respectively.

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

For the six months ended June 30, 2021, our investing cash inflows of $10.9 million were driven by proceeds from the refinancing of our 2017-D mortgage loan trust of $126.0 million, principal payments on and payoffs of our mortgage loan portfolio of $102.2 million, principal payments on and payoffs of our debt securities and beneficial interests of $35.5 million and sale of our securities of $20.6 million, partially offset by the acquisitions of our debt securities and beneficial interests of $231.6 million and acquisitions of our mortgage loans of $40.4 million. For the six months ended June 30, 2020 our investing cash inflow of $57.0 million was primarily driven by principal payments on and payoffs of our mortgage loan portfolio of $60.8 million, principal payments on and payoffs on debt securities and beneficial interests held as investments of $25.5 million and the sale of 26 mortgage loans to Gaea, an affiliated entity, in the amount of $25.4 million, partially offset by the acquisitions of our debt securities and beneficial interests of $61.3 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the six months ended June 30, 2021, we had net financing cash outflows of $7.0 million primarily driven by pay downs of existing debt obligations of $312.5 million on secured borrowings, and repayments of $270.4 million on repurchase transaction. We purchased the remaining 37% ownership of the Class B notes and trust certificates of 2018-C for a total of $17.2 million, and repurchased our senior convertible notes of $7.5 million, partially offset by additional borrowing through secured borrowings of $391.0 million and repurchase transactions of $243.6 million. For the six months ended June 30, 2020, we had net cash inflows from financing activities of $52.5 million primarily driven from our issuance of preferred stock and warrants, net of any offering costs, for $125.0 million in a series of private placements to institutional accredited investors as well as from additional borrowing through repurchase transactions of $145.3 million, partially offset by repayments of $159.3 million on repurchase transactions, pay downs of existing debt obligations of $44.5 million on secured borrowings and repurchased our senior convertible notes of $8.2 million. For the six months ended June 30, 2021 and 2020 we paid $12.4 million and $5.9 million, respectively, in combined dividends and distributions.

Financing Activities — Equity offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of June 30, 2021 we held 126,609 shares of treasury stock consisting of 78,145 shares received through distributions of our shares previously held by our Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under our approved stock repurchase plan. As of June 30, 2020 we held 37,278 shares of treasury stock received through distributions of our shares previously held by our Manager.

During 2020, we issued an aggregate of $130.0 million of preferred stock and warrants to institutional accredited investors in a series of private placements. We issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00, and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to us at a specified put price on or after July 6, 2023. Under U.S. GAAP, we are required to allocate the proceeds between the Preferred stock and warrants. The allocation of the proceeds, net of all offering costs, resulted in the Preferred series A shares receiving an allocation of $51.1 million, the Preferred series B shares receiving an allocation of $64.0 million and the warrants an allocation of $9.5 million. We mark the obligation for the warrants and future put liability to market though earnings. We expect to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with our investment strategy.

During the six months ended June 30, 2021 and June 30, 2020, we did not sell any shares of common stock under our At the Market program which we established in October 2016, to sell, through our agents, shares of common stock with an aggregate offering price of up to $50.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From inception (January 30, 2014) to June 30, 2021, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See Table 18: Investments in joint ventures), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at June 30, 2021. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at June 30, 2021.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at June 30, 2021. Our rated secured borrowings are designated in the table below.

At March 31, 2021, our 2017-D secured borrowing contained Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. We had retained 50% of both the Class A notes and Class B certificates from 2017-D; and the assets and liabilities were included on our consolidated balance sheets. During the second quarter of 2021, the majority of the loans in 2017-D were refinanced in 2021-C. Based on the structure of the transaction we do not consolidate 2021-C under U.S. GAAP.

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

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at June 30, 2021 at their respective cutoff dates:

Table 14: Secured Borrowings

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Rated
Ajax Mortgage Loan Trust 2019-D/ July 2019	July 25, 2027	Class A-1 notes due 2065	$140.4 million	2.96%
	July 25, 2027	Class A-2 notes due 2065	$6.1 million	3.50%
	July 25, 2027	Class A-3 notes due 2065	$10.1 million	3.50%
	July 25, 2027	Class M-1 notes due 2065(1)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(2)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(2)	$7.1 million	variable(3)
	None	Class B-3 notes due 2065(2)	$12.8 million	variable(3)
		Deferred issuance costs	$(2.7) million	—%

Rated
Ajax Mortgage Loan Trust 2019-F/ November 2019	November 25, 2026	Class A-1 notes due 2059	$110.1 million	2.86%
	November 25, 2026	Class A-2 notes due 2059	$12.5 million	3.50%
	November 25, 2026	Class A-3 notes due 2059	$5.1 million	3.50%
	November 25, 2026	Class M-1 notes due 2059(1)	$6.1 million	3.50%
	None	Class B-1 notes due 2059(2)	$11.5 million	3.50%
	None	Class B-2 notes due 2059(2)	$10.4 million	variable(3)
	None	Class B-3 notes due 2059(2)	$15.1 million	variable(3)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2020-B/ August 2020	July 25, 2027	Class A-1 notes due 2059	$97.2 million	1.70%
	July 25, 2027	Class A-2 notes due 2059	$17.3 million	2.86%
	July 25, 2027	Class M-1 notes due 2059(1)	$7.3 million	3.70%
	None	Class B-1 notes due 2059(2)	$5.9 million	3.70%
	None	Class B-2 notes due 2059(2)	$5.1 million	variable(3)
	None	Class B-3 notes due 2059(2)	$23.6 million	variable(3)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2021-A/ January 2021	January 25, 2029	Class A-1 notes due 2065	$146.2 million	1.07%
	January 25, 2029	Class A-2 notes due 2065	$21.1 million	2.35%
	January 25, 2029	Class M-1 notes due 2065(1)	$7.8 million	3.15%
	None	Class B-1 notes due 2065(2)	$5.0 million	3.80%
	None	Class B-2 notes due 2065(2)	$5.0 million	variable(3)
	None	Class B-3 notes due 2065(2)	$21.5 million	variable(3)
		Deferred issuance costs	$(2.5) million	—%

Non-rated
Ajax Mortgage Loan Trust 2021-B/ February 2021	August 25, 2024	Class A notes due 2066	$215.9 million	2.24%
	February 25, 2025	Class B notes due 2066(2)	$20.2 million	4.00%
		Deferred issuance costs	$(4.3) million	—%

(1)The Class M notes are subordinated, sequential pay, fixed rate notes. We have retained the Class M notes, with the exception of Ajax Mortgage Loan Trust ("AJAXM") 2021-A.
(2)The Class B notes are subordinated, sequential pay, with B-2 and B-3 notes having variable interest rates and subordinate to the Class B-1 notes. The Class B-1 notes are fixed rate notes. We have retained the Class B notes.
(3)The interest rate is effectively the rate equal to the spread between the gross average rate of interest the trust collects on its mortgage loan portfolio minus the rate derived from the sum of the servicing fee and other expenses of the trust.

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

During the first and second quarter of 2021, we completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million and $5.0 million, respectively, for total purchase prices of $2.4 million and $5.1 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarter of 2021 transactions were both zero. During the first and third quarter of 2020, we completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively.

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans, which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $250.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have five repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are the class B bonds and certificates from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at June 30, 2021 and December 31, 2020 is as follows ($ in thousands):

Table 15: Repurchase Transactions by Maturity Date

			June 30, 2021
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
July 6, 2021	April 6, 2021	$7,267	$7,267	$9,419	130%	1.40%
July 6, 2021	April 6, 2021	4,420	4,420	5,531	125%	1.40%
July 6, 2021	April 6, 2021	3,336	3,336	4,667	140%	1.80%
July 9, 2021	July 10, 2020	250,000	14,688	22,228	151%	2.59%
July 12, 2021	April 12, 2021	5,535	5,535	6,938	125%	1.39%
July 15, 2021	April 15, 2021	6,135	6,135	7,372	120%	1.23%
July 20, 2021	April 20, 2021	11,629	11,629	14,505	125%	1.24%
July 30, 2021	April 30, 2021	11,123	11,123	13,635	123%	1.39%
July 30, 2021	April 30, 2021	10,997	10,997	13,532	123%	1.39%
July 30, 2021	April 30, 2021	2,754	2,754	3,541	129%	1.39%
July 30, 2021	April 30, 2021	1,133	1,133	1,607	142%	1.79%
August 12, 2021	May 12, 2021	3,108	3,108	4,428	142%	1.77%
August 24, 2021	May 24, 2021	28,635	28,635	38,294	134%	1.35%
August 24, 2021	May 24, 2021	3,532	3,532	5,106	145%	1.75%
September 3, 2021	June 4, 2021	23,554	23,554	30,884	131%	1.13%
September 3, 2021	June 4, 2021	23,042	23,042	30,303	132%	1.13%
September 17, 2021	June 17, 2021	44,701	44,701	59,986	134%	1.13%
September 17, 2021	June 17, 2021	8,236	8,236	10,322	125%	1.32%
September 17, 2021	June 17, 2021	7,229	7,229	9,510	132%	1.32%
September 17, 2021	June 17, 2021	4,331	4,331	6,232	144%	1.38%
September 17, 2021	June 17, 2021	1,176	1,176	1,687	143%	1.72%
September 23, 2021	September 24, 2020	400,000	42,153	63,220	150%	2.60%
September 24, 2021	June 24, 2021	46,819	46,819	62,815	134%	1.33%
September 24, 2021	June 24, 2021	4,535	4,535	6,526	144%	1.73%
September 24, 2021	June 24, 2021	2,431	2,431	3,148	129%	1.33%
October 5, 2021	April 9, 2021	31,326	31,326	39,811	127%	1.41%
October 22, 2021	April 26, 2021	7,899	7,899	9,279	117%	1.11%
October 22, 2021	April 26, 2021	6,231	6,231	7,276	117%	1.11%
October 22, 2021	April 26, 2021	5,123	5,123	6,063	118%	1.11%
December 13, 2021	June 15, 2021	14,148	14,148	20,151	142%	1.35%
December 13, 2021	June 15, 2021	7,160	7,160	9,409	131%	1.15%
Totals/weighted averages		$987,545	$394,386	$527,425	134%	1.48%

			December 31, 2020
Maturity Date	Origination date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2021	October 9, 2020	$35,635	$35,635	$46,120	129%	2.33%
January 6, 2021	September 28, 2020	7,697	7,697	10,075	131%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,114	129%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,044	130%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,575	129%	2.32%
January 14, 2021	October 29, 2020	6,991	6,991	8,738	125%	2.35%
January 20, 2021	October 20, 2020	13,263	13,263	16,582	125%	2.22%
January 29, 2021	October 30, 2020	7,762	7,762	9,702	125%	2.21%
January 29, 2021	October 30, 2020	7,153	7,153	9,537	133%	2.21%
February 1, 2021	December 1, 2020	12,258	12,258	16,052	131%	1.88%
February 1, 2021	December 1, 2020	12,015	12,015	15,794	131%	1.88%
February 1, 2021	December 1, 2020	5,298	5,298	6,895	130%	1.88%
February 1, 2021	December 1, 2020	3,985	3,985	5,136	129%	1.88%
February 1, 2021	December 1, 2020	2,887	2,887	3,790	131%	1.88%
February 1, 2021	December 1, 2020	2,332	2,332	3,360	144%	2.03%
February 1, 2021	December 1, 2020	1,132	1,132	1,607	142%	2.03%
February 12, 2021	November 13, 2020	2,945	2,945	4,428	150%	2.02%
March 5, 2021	December 7, 2020	24,946	24,946	33,348	134%	1.78%
March 5, 2021	December 7, 2020	24,312	24,312	32,571	134%	1.78%
March 17, 2021	December 17, 2020	10,219	10,219	13,172	129%	1.78%
March 17, 2021	December 17, 2020	8,381	8,381	10,872	130%	1.78%
March 17, 2021	December 17, 2020	3,894	3,894	5,193	133%	1.78%
March 17, 2021	December 17, 2020	1,145	1,145	1,687	147%	1.93%
March 24, 2021	December 24, 2020	7,016	7,016	10,024	143%	1.94%
March 24, 2021	December 24, 2020	5,008	5,008	6,637	133%	1.79%
March 24, 2021	December 24, 2020	2,577	2,577	3,367	131%	1.79%
April 9, 2021	October 13, 2020	33,084	33,084	43,069	130%	2.35%
July 9, 2021	July 10, 2020	250,000	53,256	84,337	158%	2.64%
September 23, 2021	September 24, 2020	400,000	101,117	160,068	158%	2.65%
Totals/weighted averages		$916,759	$421,132	$595,599	141%	2.29%

As of June 30, 2021, we had $394.4 million outstanding under our repurchase transactions compared to $421.1 million as of December 31, 2020. The maximum month-end balance outstanding during the three months ended June 30, 2021 was $394.6 million, compared to a maximum month-end balance for the three months ended December 31, 2020, of $422.3 million. The following table presents certain details of our repurchase transactions for the three months ended June 30, 2021 and December 31, 2020 ($ in thousands):

Table 16: Repurchase Balances

	Three months ended
	June 30, 2021	December 31, 2020
Balance at the end of period	$394,386	$421,132
Maximum outstanding balance during the quarter	$394,589	$422,322
Average balance	$290,670	$417,973

The decrease in our average balance from $418.0 million for the three months ended December 31, 2020 to our average balance of $290.7 million for the three months ended June 30, 2021 was due to a net decrease in repurchase financing during the three months ended June 30, 2021.

As of June 30, 2021 and December 31, 2020, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability and our senior convertible notes.

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

On August 5, 2021, our Board of Directors declared a dividend of $0.21 per share, to be paid on August 31, 2021 to stockholders of record as of August 16, 2021. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock, all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. During the three and six months ended June 30, 2021 and June 30, 2020, we recorded no incentive fee payable to the Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 5.30% on an annualized basis of our book value of $15.86 per share at June 30, 2021. If our taxable income increases to the levels we experienced during 2019, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related party transactions.

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

A summary of our investments in joint ventures is presented below(1) ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	—%	$—	$—

	Trust certificates	$22,759	—%	9.36%	$2,130	$149

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	—%	$—	$—
	Trust certificates	$28,447	—%	20.00%	$5,689	$3,125

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$12,567
	Trust certificates	$20,166	—%	20.00%	$4,033	$3,915

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	5.01%	$4,313	$3,544
	Class B notes due 2058	$8,035	5.25%	20.00%	$1,607	$1,605
	Trust certificates	$20,662	—%	20.00%	$4,132	$4,130

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	—%	$—	$—
	Class B notes due 2058	$16,800	5.25%	—%	$—	$—
	Trust certificates	$43,201	—%	20.00%	$8,640	$3,997

Ajax Mortgage Loan Trust 2018-G/ December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$24,015
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—%	25.00%	$10,414	$10,585

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$13,532
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—%	20.00%	$6,134	$6,137

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$13,635
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—%	15.00%	$5,880	$5,976

Ajax Mortgage Loan Trust 2019-C/ May 2019	Class A notes due 2058	$150,037	3.95%	5.00%	$7,502	$5,520
	Class B notes due 2058	$14,003	5.25%	34.00%	$4,761	$4,761
	Trust certificates	$36,009	—%	34.00%	$12,243	$12,417

Ajax Mortgage Loan Trust 2019-E/ September 2019	Class A notes due 2059	$181,101	3.00%	6.55%	$11,862	$7,372
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—%	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$6,938
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640

	Trust certificates	$33,941	—%	20.00%	$6,788	$6,820

Ajax Mortgage Loan Trust 2019-H/ December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$10,321
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,375

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$39,811
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,428
	Trust certificates	$59,852	—%	20.00%	$11,970	$11,934

Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%	10.01%	$33,970	$30,884
	Class B notes due 2060	$21,754	5.00%	10.01%	$2,178	$2,178
	Trust certificates	$73,964	—%	10.01%	$7,404	$7,393

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%	10.01%	$33,105	$30,303
	Class B notes due 2060	$30,867	5.00%	10.01%	$3,090	$3,090
	Trust certificates	$79,373	—%	10.01%	$7,945	$7,934

Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%	5.01%	$9,753	$9,410
	Class B notes due 2061	$18,170	3.72%	31.90%	$5,796	$5,796
	Trust certificates	$46,722	—%	31.90%	$14,904	$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%	20.00%	$38,294	$38,294
	Class B notes due 2060	$25,529	4.00%	20.00%	$5,106	$5,106
	Trust certificates	$38,293	—%	20.00%	$7,659	$7,659

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%	12.60%	$59,986	$59,986
	Class B notes due 2061	$49,463	3.75%	12.60%	$6,232	$6,232
	Trust certificates	$92,743	—%	12.60%	$11,686	$11,686

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%	20.00%	$63,515	$62,815
	Class B notes due 2061	$32,995	3.75%	20.00%	$6,599	$6,526
	Trust certificates	$61,864	—%	20.00%	$12,373	$12,237

Table 18: Contractual Obligations

A summary of our contractual obligations as of June 30, 2021 and December 31, 2020 is as follows ($ in thousands):

June 30, 2021	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$105,850	$—	$105,850	$—	$—
Borrowings under repurchase agreements	394,386	394,386	—	—	—
Interest on convertible senior notes	23,342	7,674	15,668	—	—
Interest on repurchase agreements	1,132	1,132	—	—	—
Put obligation on outstanding common stock warrants	50,707	—	50,707	—	—
Total	$575,417	$403,192	$172,225	$—	$—

December 31, 2020	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$113,350	$—	$—	$113,350	$—
Borrowings under repurchase agreements	421,132	421,132	—	—	—
Interest on convertible senior notes	29,105	8,218	16,436	4,451	—
Interest on repurchase agreements	3,345	3,345	—	—	—
Put obligation on outstanding common stock warrants	50,707	—	—	50,707	—
Total	$617,639	$432,695	$16,436	$168,508	$—

Our secured borrowings are not included in the table above as such borrowings are non-recourse to us and principal and interest are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Subsequent Events

Since quarter end, we have acquired 1,016 residential NPLs with aggregate UPB of $173.0 million in two transactions from two different sellers. The purchase price equaled 97.9% of UPB and 54.2% of the estimated market value of the underlying collateral of $312.1 million. Some of these loans were acquired into the joint venture formed in June 2021 with proceeds from the established prefunding account.

We have agreed to acquire, subject to due diligence, 31 residential RPLs in six transactions, and 412 NPLs in six transactions, with aggregate UPB of $4.7 million and $103.3 million, respectively. The purchase price of the residential RPLs equals 80.9% of UPB and 55.1% of the estimated market value of the underlying collateral of $6.9 million. The purchase price of the NPLs equals 97.1% of UPB and 64.4% of the estimated market value of the underlying collateral of $155.8 million.

On July 19, 2021, we co-invested with third-party institutional investors to form Ajax Mortgage Loan Trust 2021-E ("2021-E") and retained $53.1 million of varying classes of related securities. We acquired 10.01% of the class A securities, class B securities and class M securities from the trust, which acquired 3,142 RPLs and NPLs with UPB of $517.7 million and an aggregate property value of $968.6 million. The senior securities represent 83% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 1.82% coupon, respectively. Based on the structure of the transaction we will not consolidate 2021-E under U.S. GAAP. The assets included in the 2021-E securitization came from loan sales associated with our 2020-C and 2020-D securitizations, all of which were joint ventures with third party institutional accredited investors.

On July 26, 2021, our Board of Directors approved a grant of 152,700 shares of restricted stock to employees of our Manager and Servicer with a grant date of August 2, 2021. The shares will vest over four years, with one fourth of the shares vesting on each of the first, second, third and fourth anniversaries of the grant date.

On August 5, 2021, our Board of Directors declared a cash dividend of $0.21 per share to be paid on August 31, 2021 to stockholders of record as of August 16, 2021.

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

Inflation

Virtually all of our assets and liabilities are interest-rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our activities and consolidated balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. It is possible, however, that inflation that is not accompanied by a corresponding wage increase could drive a decrease in disposable household income and increase the credit risk of certain borrowers.

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

Item 2. Unregistered Sales of Securities

Unregistered Sales of Equity Securities

On May 10, 2021 we issued each of our five independent directors 789 shares of common stock in partial payment of their quarterly director fees for the first quarter of 2021. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: August 6, 2021	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)