Form 10-Q
period 2021-09-30
Great Ajax Corp.
filed 2021-11-05
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

As of November 3, 2021, 23,143,037 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$92,843	$107,147
Cash held in trust	2,534	188
Mortgage loans held-for-investment, net(1,2)	976,351	1,119,372
Mortgage loans held-for-sale, net	30,963	—
Real estate owned properties, net(3)	6,097	8,526
Investments in securities at fair value(4)	340,082	273,834
Investments in beneficial interests(5)	139,494	91,418
Receivable from servicer	18,128	15,755
Investments in affiliates	27,464	28,616
Prepaid expenses and other assets	14,132	8,876
Total assets	$1,648,088	$1,653,732
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,6)	$612,592	$585,403
Borrowings under repurchase transactions	399,340	421,132
Convertible senior notes, net(6)	103,754	110,057
Management fee payable	2,289	2,247
Put option liability	20,843	14,205
Accrued expenses and other liabilities	6,165	6,197
Total liabilities	1,144,983	1,139,241
Commitments and contingencies – see Note 8
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,307,400 shares issued and outstanding at September 30, 2021 and 2,307,400 shares issued or outstanding at December 31, 2020	51,100	51,100
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,892,600 shares issued and outstanding at September 30, 2021 and 2,892,600 shares issued and outstanding at December 31, 2020	64,044	64,044
Common stock $0.01 par value; 125,000,000 shares authorized, 23,140,131 shares issued and outstanding at September 30, 2021 and 22,978,339 shares issued and outstanding at December 31, 2020	232	231
Additional paid-in capital	315,611	317,424
Treasury stock	(1,539)	(1,159)
Retained earnings	66,958	53,346
Accumulated other comprehensive income	3,418	375
Equity attributable to stockholders	499,824	485,361
Non-controlling interests(7)	3,281	29,130
Total equity	503,105	514,491
Total liabilities and equity	$1,648,088	$1,653,732

(1)Mortgage loans held-for-investment, net include $790.9 million and $842.2 million of loans at September 30, 2021 and December 31, 2020, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured
The accompanying notes are an integral part of the consolidated financial statements.

borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $13.9 million and $13.7 million of allowance for expected credit losses at September 30, 2021 and December 31, 2020, respectively.
(2)As of September 30, 2021, balances for Mortgage loans held-for-investment, net include $1.5 million from a 50.0% owned joint venture. As of December 31, 2020, balances for Mortgage loans held-for-investment, net include $307.1 million and Secured borrowings, net of deferred costs includes $250.6 million from 50.0% and 63.0% owned joint ventures, all of which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt.
(3)Real estate owned properties, net, are presented net of valuation allowances of $0.4 million and $1.4 million at September 30, 2021 and December 31, 2020, respectively.
(4)As of September 30, 2021 and December 31, 2020, Investments in securities at fair value include amortized cost basis of $336.7 million and $273.4 million, respectively, and net unrealized gains of $3.4 million and $0.4 million, respectively.
(5)Investments in beneficial interests includes allowance for expected credit losses of $0.6 million and $4.5 million at September 30, 2021 and December 31, 2020, respectively.
(6)Secured borrowings, net are presented net of deferred issuance costs of $8.3 million at September 30, 2021 and $5.4 million at December 31, 2020. Convertible senior notes, net are presented net of deferred issuance costs of $2.1 million at September 30, 2021 and $3.3 million at December 31, 2020.
(7)As of September 30, 2021 non-controlling interests includes $1.8 million from a 50.0% owned joint venture, $1.3 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary. As of December 31, 2020 non-controlling interests includes $27.4 million from the 50.0% and 63.0% owned joint ventures, $1.5 million from a 53.1% owned subsidiary and $0.2 million from a 99.9% owned subsidiary which the Company consolidates under U.S. GAAP.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
($ in thousands except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
INCOME
Interest income	$23,054	$23,517	$70,137	$73,576
Interest expense	(8,609)	(11,727)	(27,743)	(37,855)
Net interest income	14,445	11,790	42,394	35,721
Net decrease in the net present value of expected credit losses(1)	3,678	4,440	13,927	4,591
Net interest income after the impact of changes in the net present value of expected credit losses	18,123	16,230	56,321	40,312
Income/(loss) from investments in affiliates	90	(25)	610	(465)
Other income	778	537	1,620	1,259
Total revenue, net	18,991	16,742	58,551	41,106
EXPENSE
Related party expense – loan servicing fees	1,743	1,848	5,275	5,798
Related party expense – management fee	2,292	2,264	6,835	6,206
Professional fees	526	576	1,929	2,113
Real estate operating expenses	(76)	173	197	1,273
Fair value adjustment on put option liability	2,493	1,766	6,638	3,016
Other expense	1,227	986	3,906	3,048
Total expense	8,205	7,613	24,780	21,454
Loss on debt extinguishment	—	253	1,072	661
Income before provision for income taxes	10,786	8,876	32,699	18,991
Provision for income taxes (benefit)	102	(16)	203	(215)
Consolidated net income	10,684	8,892	32,496	19,206
Less: consolidated net (loss)/income attributable to the non-controlling interest	(578)	1,662	(47)	3,493
Consolidated net income attributable to Company	11,262	7,230	32,543	15,713
Less: dividends on preferred stock	1,949	1,950	5,848	3,791
Consolidated net income attributable to common stockholders	$9,313	$5,280	$26,695	$11,922
Basic earnings per common share	$0.40	$0.23	$1.16	$0.53
Diluted earnings per common share	$0.38	$0.23	$1.10	$0.53
Weighted average shares – basic	22,862,429	22,844,192	22,835,237	22,575,480
Weighted average shares – diluted	30,407,649	22,989,616	30,286,613	22,575,480

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three and nine months ended September 30, 2021 and September 30, 2020, respectively. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2021	2020	2021	2020
Consolidated net income attributable to common stockholders	$9,313	$5,280	$26,695	$11,922
Other comprehensive income:
Net unrealized income/(loss) on investments in available-for-sale debt securities	1,767	4,337	3,043	(876)
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive income	$11,080	$9,617	$29,738	$11,046

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
($ in thousands)	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$32,496	$19,206
Adjustments to reconcile net income to net cash from operating activities
Stock-based compensation expense	979	650
Non-cash interest income accretion on mortgage loans	(15,495)	(22,765)
Interest and discount accretion on investment in debt securities	(8,159)	(5,074)
Discount accretion on investment in beneficial interests	(12,339)	(7,982)
Loss on sale of mortgage loans	—	705
Gain on refinancing of securitization trust 2017-D	(122)	—
Loss on debt extinguishment	1,072	661
Gain on sale of property held-for-sale	(572)	(957)
Gain on sale of securities	(201)	(145)
Depreciation of property	7	23
Impairment of real estate owned	170	1,155
Decrease in net present value of expected credit losses on loans	(9,148)	(2,902)
Credit loss expense on mortgage loans	757	794
Decrease in net present value of expected credit losses on beneficial interests	(4,779)	(1,688)
Credit loss expense on beneficial interests	440	570
Amortization of debt discount and prepaid financing costs	4,777	3,924
Undistributed (income)/loss from investment in affiliates	(610)	465
Fair value adjustment on put option liability	6,638	3,016
Other non-cash charges	(3)	—
Net change in operating assets and liabilities
Prepaid expenses and other assets	(8,759)	2,355
Receivable from Servicer	(2,373)	618
Accrued expenses, management fee payable, and other liabilities	12	1,316
Net cash from operating activities	(15,212)	(6,055)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(128,422)	(44,846)
Principal paydowns on mortgage loans	145,442	91,161
Proceeds from sale of mortgage loans	—	25,412
Proceeds from refinancing of securitization trust	125,975	—
Draws on small balance commercial loans	(10,366)	—
Purchase of securities	(286,461)	(144,682)
Principal and interest collection on debt securities	111,238	37,921
Proceeds from payoff and sale of securities	90,229	38,944
Proceeds from sale of property held-for-sale	5,835	9,101
Renovations and recovery costs of rental property and property held-for-sale	—	54
Distribution from affiliates	1,381	1,082
Net cash from investing activities	54,851	14,147
CASH FLOWS FROM FINANCING ACTIVITIES

The accompanying notes are an integral part of the consolidated interim financial statements.

Proceeds from repurchase transactions	376,301	270,019
Repayments on repurchase transactions	(398,093)	(268,714)
Proceeds from origination of secured borrowings	391,028	114,534
Repayments on secured borrowings	(354,990)	(153,932)
Payment of prepaid financing costs	(7,339)	(1,861)
Purchase of bonds of non-controlling interest in subsidiaries	(5,887)	—
Repurchase of the Company's senior convertible notes	(7,463)	(10,481)
Proceeds from issuance of preferred stock and warrants, net of offering costs	—	124,976
Sale of common stock, net of offering costs	99	—
Sale of common stock pursuant to dividend reinvestment plan	166	86
Redemption of non-controlling interests in subsidiaries	(26,163)	—
Distribution to non-controlling interests	(325)	(227)
Issuance of non-controlling interests in subsidiaries	—	145
Dividends on common stock and preferred stock	(18,931)	(11,621)
Net cash from financing activities	(51,597)	62,924
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	(11,958)	71,016
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	107,335	64,363
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$95,377	$135,379
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$22,151	$32,511
Cash paid for income taxes	$57	$60
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net transfer of loans from mortgage held-for-investment, net to mortgage loans held-for-sale, net	$159,733	$—
Non-cash adjustments to basis in mortgage loans	$3,193	$43
Unrealized gain/(loss) on available for sale securities, net of non-controlling interest and tax	$3,043	$(876)
Net transfer of loans to rental property or property held-for-sale	$3,013	$1,515
Issuance of common stock for compensation expense	$979	$650
Treasury stock received through distributions from investment in Manager	$380	$164
Issuance of common stock for dividends	$—	$7,097

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows as of September 30, 2021 and September 30, 2020 ($ in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$92,843	$135,190
Cash held in trust	2,534	189
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$95,377	$135,379

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at nine months ended September 30, 2020
Balance at December 31, 2019	—	$—	—	$—	22,142,143	$222	$(458)	$309,395	$49,446	$1,277	$359,882	$24,202	$384,084
Net income	—	—	—	—	—	—	—	—	400	—	400	1,096	1,496
Issuance of shares of subsidiary	—	—	—	—	—	—	—	145	—	—	145	—	145
Stock-based compensation expense	—	—	—	—	2,600	—	—	214	—	—	214	—	214
Dividends declared ($0.32 per share) and distributions	—	—	—	—	781,222	8	—	7,089	(7,097)	—	—	(84)	(84)
Convertible senior notes repurchase	—	—	—	—	—	—	—	(81)	—	—	(81)	—	(81)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(28,444)	(28,444)	—	(28,444)
Treasury stock	—	—	—	—	(4,030)	—	(56)	—	—	—	(56)	—	(56)
Balance at March 31, 2020	—	$—	—	$—	22,921,935	$230	$(514)	$316,762	$42,749	$(27,167)	$332,060	$25,214	$357,274
Net income	—	—	—	—	—	—	—	—	8,083	—	8,083	735	8,818
Preferred Stock	2,307,400	51,100	2,892,600	64,044	—	—	—	—	—	—	115,144	—	115,144
Issuance of shares under dividend reinvestment plan	—	—	—	—	5,057	—	—	41	—	—	41	—	41
Stock-based compensation expense	—	—	—	—	3,468	—	—	214	—	—	214	—	214

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,748)	—	(5,748)	(66)	(5,814)
Other comprehensive income	—	—	—	—	—	—	—	—	—	23,231	23,231	—	23,231
Treasury stock	—	—	—	—	(5,478)	—	(50)	12	—	—	(38)	—	(38)
Balance at June 30, 2020	2,307,400	$51,100	2,892,600	$64,044	22,924,982	$230	$(564)	$317,029	$45,084	$(3,936)	$472,987	$25,883	$498,870
Net income	—	—	—	—	—	—	—	—	7,230	—	7,230	1,662	8,892
Issuance of shares under dividend reinvestment plan	—	—	—	—	4,928	—	—	45	—	—	45	—	45
Stock-based compensation expense	—	—	—	—	111,950	1	—	221	—	—	222	—	222
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,873)	—	(5,873)	(77)	(5,950)
Other comprehensive income	—	—	—	—	—	—	—	—	—	4,337	4,337	—	4,337
Treasury stock	—	—	—	—	(7,417)	—	(70)	—	—	—	(70)	—	(70)
Balance at September 30, 2020	2,307,400	$51,100	2,892,600	$64,044	23,034,443	$231	$(634)	$317,295	$46,441	$401	$478,878	$27,468	$506,346

Balance at nine months ended September 30, 2021
Balance at December 31, 2020	2,307,400	$51,100	2,892,600	$64,044	22,978,339	$231	$(1,159)	$317,424	$53,346	$375	$485,361	$29,130	$514,491
Net income	—	—	—	—	—	—	—	—	8,953	—	8,953	1,689	10,642

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Issuance of shares under dividend reinvestment plan	—	—	—	—	4,228	—	—	47	—	—	47	—	47
Acquisition of non-controlling interest in subsidiary	—	—	—	—	—	—	—	(3,056)	—	—	(3,056)	(8,306)	(11,362)
Stock-based compensation expense	—	—	—	—	6,280	—	—	294	—	—	294	—	294
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,799)	—	(5,799)	(84)	(5,883)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,306	1,306	—	1,306
Balance at March 31, 2021	2,307,400	$51,100	2,892,600	$64,044	22,988,847	$231	$(1,159)	$314,709	$56,500	$1,681	$487,106	$22,429	$509,535
Net income	—	—	—	—	—	—	—	—	12,328	—	12,328	(1,158)	11,170
Issuance of shares under dividend reinvestment plan	—	—	—	—	3,820	—	—	48	—	—	48	—	48
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(16,864)	(16,864)
Stock-based compensation expense	—	—	—	—	19,945	—	—	374	—	—	374	—	374
Dividends declared ($0.19 per share) and distributions	—	—	—	—	—	—	—	—	(6,326)	—	(6,326)	(169)	(6,495)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(30)	(30)	—	(30)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Treasury stock	—	—	—	—	(19,366)	—	(246)	—	—	—	(246)	—	(246)
Balance at June 30, 2021	2,307,400	$51,100	2,892,600	$64,044	22,993,246	$231	$(1,405)	$315,131	$62,502	$1,651	$493,254	$4,238	$497,492
Net income	—	—	—	—	—	—	—	—	11,262	—	11,262	(578)	10,684
Sale of shares	—	—	—	—	9,073	—	—	99	—	—	99	—	99
Issuance of shares under dividend reinvestment plan	—	—	—	—	5,049	—	—	71	—	—	71	—	71
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(307)	(307)
Stock-based compensation expense	—	—	—	—	142,557	1	—	310	—	—	311	—	311
Dividends declared ($0.21 per share) and distributions	—	—	—	—	—	—	—	—	(6,806)	—	(6,806)	(72)	(6,878)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,767	1,767	—	1,767
Treasury stock	—	—	—	—	(9,794)	—	(134)	—	—	—	(134)	—	(134)
Balance at September 30, 2021	2,307,400	$51,100	2,892,600	$64,044	23,140,131	$232	$(1,539)	$315,611	$66,958	$3,418	$499,824	$3,281	$503,105

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company facilitates capital raising activities and operates as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The Company also acquires and originates small balance commercial loans (“SBC loans”). The SBC loans that the Company opportunistically targets, through acquisitions, generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months. The Company may also opportunistically originate SBC loans with principal balances generally up to $5.0 million which are secured by multi-family residential and commercial mixed use retail/residential properties. Additionally, the Company invests in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. The Company may also target investments in non-performing loans (“NPLs”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS LLC ("GA-TRS") is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Parent of the Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC and Great Ajax Depositor LLC are wholly owned subsidiaries of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and the Company has determined that it is the primary beneficiary of many of these VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned properties (“REO”) acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate Corp. is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate Corp. as a TRS under the Code.

The Operating Partnership, through interests in certain entities, as of September 30, 2021, held 99.9% of Great Ajax II REIT Inc. which wholly owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into rated securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company has securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs and the Company has determined that it is the primary beneficiary of these VIEs.

In 2018, the Company formed Gaea Real Estate Corp. ("Gaea"), as a wholly owned subsidiary of the Operating partnership to hold investments in multi-family, mixed use and commercial real estate. The Company had elected to treat Gaea as a TRS under the Code. Also during 2018, the Company formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. The Company also formed BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, the Company also formed DG Brooklyn Holdings, LLC as a subsidiary of Gaea Real Estate Operating Partnership LP to hold investments in multi-family properties.
The accompanying notes are an integral part of the consolidated interim financial statements.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. Prior to the date of the capital raise, the Company consolidated Gaea's balance sheet and results of operations. At September 30, 2021 the Company owned approximately 22.8% of Gaea. Following the capital raise, the Company has accounted for its ownership interest in Gaea under the equity method.

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

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. which wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings and is 99.9% owned by the Company as of September 30, 2021 and December 31, 2020. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

During the second quarter of 2021, the majority of loans held by 2017-D were re-securitized into Ajax Mortgage Loan Trust 2021-C ("2021-C"), a related party joint venture with third party institutional investors. The Company held a 50.0% ownership of the remaining loans held by 2017-D at September 30, 2021.

During the first quarter of 2021, the Company acquired the remaining ownership of Ajax Mortgage Loan Trusts 2018-C ("2018-C"), a subsidiary that previously had non-controlling ownership interest held by third parties and was 63.0% owned by the Company as of December 31, 2020 and consolidated in the Company's consolidated financial statements. At September 30, 2021 there was no non-controlling ownership interest in 2018-C held by third parties.

The Company’s 19.8% ownership of the Manager and 8.0% ownership of GAFS are accounted for using the equity method because the Company can exercise influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in the Manager or GAFS since each is privately held.

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

Note 2 — Summary of Significant Accounting Policies

Mortgage loans

Purchased Credit Deteriorated Loans ("PCD Loans")

As of their acquisition date, the loans acquired by the Company have generally suffered some credit deterioration subsequent to origination. As a result, the Company’s recognition of interest income for PCD loans is based upon it having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses expected cash flows to apply the effective interest method of income recognition. The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL using the prospective transition approach for PCD assets on January 1, 2020. At the time, $10.2 million of loan discount was reclassified to the allowance for expected credit losses with no net impact on the amortized cost basis of the portfolio.

Acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The Company may adjust its loan pools as the underlying risk factors change over time. The Company has aggregated its mortgage loan portfolio into loan pools based on similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as interest income in the period the loan pays in full.

The Company’s accounting for PCD loans gives rise to an accretable yield and an allowance for expected credit losses. Upon the acquisition of PCD loans the Company records the acquisition as three separate elements for (i) the amount of purchase discount which the Company expects to recover through eventual repayment by the borrower, (ii) an allowance for future expected credit loss and (iii) the UPB of the loan. The purchase price discount which the Company expects at the time of acquisition to collect over the life of the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as interest income on a prospective level yield basis over the life of the pool. The Company’s expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. The net present value of changes in expected cash flows, whether caused by timing or loan performance, is reported in the period in which it arises and is reflected as an increase or decrease in the provision for expected credit losses to the extent a provision for expected credit losses is recorded against the pool of mortgage loans. If no provision for expected credit losses is recorded against the pool of assets, the increase in expected future cash flows is recognized prospectively as an increase in yield.

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

The Company accounts for its non-PCD loans by estimating any allowance for expected credit losses for its non-PCD loans based on historical experience and the risk characteristics of the individual loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise

The accompanying notes are an integral part of the consolidated interim financial statements.

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

If necessary, an allowance for expected credit losses is established through a provision for loan losses. The allowance is the difference between the net present value of the expected future cash flows from the loan and the contractual balance due.

Investments in Securities at Fair Value

The Company’s Investments in Securities at Fair Value consist of investments in senior and subordinate notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive income. The Company marks its investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities are expected to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of income. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

The Company’s Investments in beneficial interests consist of investments in the trust certificates issued by joint ventures which the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. The Company adopted CECL with respect to its Investment in beneficial interests on January 1, 2020. The methodology is similar to that described in "Mortgage Loans" except that the Company only recognizes its ratable share of gain, loss, income or expense and each beneficial interest is accounted for independently.

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

Rental property is property not held-for-sale. Rental properties are intended to be held as long-term investments but may eventually be reclassified as held-for-sale. Property that arose through conversions of mortgage loans in the Company's portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property or the borrower surrenders the deed in lieu of foreclosure is generally held for investment as rental property if the cash flows from use as a rental exceed the present value of expected cash flows from a sale. The Company may also acquire rental properties through direct purchases of properties for its rental portfolio. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of up to 27.5 years. The Company performs an impairment analysis for rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. The cash flows are estimated based

The accompanying notes are an integral part of the consolidated interim financial statements.

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

Repurchase Facilities

The Company enters into repurchase financing facilities under which it nominally sells assets to a counterparty and simultaneously enters into an agreement to repurchase the sold assets at a price equal to the sold amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. At the maturity of a repurchase financing, unless the repurchase financing is renewed, the Company is required to repay the borrowing including any accrued interest and concurrently receives back its pledged collateral from the lender. The repurchase financings are treated as collateralized financing transactions; pledged assets are recorded as assets in the Company’s consolidated balance sheets, and the debt is recognized at the contractual amount. Interest is recorded at the contractual amount on an accrual basis. Costs associated with the set-up of a repurchasing contract are recorded as deferred issuance cost at inception and amortized over the contractual life of the agreement. Any draw fees associated with individual transactions and any facility fees assessed on the amounts outstanding are recorded as expense when incurred.

The accompanying notes are an integral part of the consolidated interim financial statements.

Convertible Senior Notes

On April 25, 2017, the Company completed the public offer and sale of $87.5 million in aggregate principal amount of its convertible senior notes (the “notes”) due 2024, with follow-on offerings of an additional $20.5 million and $15.9 million, respectively, in aggregate principal amount completed on August 18, 2017 and November 19, 2018, respectively, which, combined with the notes from the April offering form a single series of fungible securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.7279 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, is subject to adjustment under certain circumstances.

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

During the first and second quarters of 2021, the Company completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million and $5.0 million, respectively, for total purchase prices of $2.4 million and $5.1 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarter of 2021 transactions were both zero. There were no convertible note repurchases during the third quarter of 2021. During the first and third quarters of 2020, the Company completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively. There were no convertible note repurchases during the second quarter of 2020.

Management Fee and Expense Reimbursement

The Company is a party to the Third Amended and Restated Management Agreement with the Manager (the "Management Agreement") by and between the Company and the Manager, dated as of May 1, 2020, expiring on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, the Manager provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

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

Stock-based Payments

At least a portion of the management fee is payable in cash, and a portion of the management fee may be payable (at the Company's discretion) in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). The number of shares issued to the Manager (if any) are determined based on the average of the closing prices of the Company's common stock on the New York Stock Exchange ("NYSE") on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. Any management fees paid in common stock are recognized as an expense in the quarter incurred and recorded in stockholders' equity at quarter end. The shares vest immediately upon issuance. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received.

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based awards, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 60,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors. The Company may also periodically issue additional restricted stock awards to its independent directors under the Director Plan. In addition, each of the Company’s independent directors receives an annual fee of $100,000, payable quarterly, 40% in shares of the Company’s common stock and 60% in cash. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and recorded in stockholders' equity at quarter end.

On June 7, 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible senior notes, including OP Units and any LTIP Units, into shares of common stock). Grants of restricted stock under the 2016 Plan use grant date fair value of the stock as the basis for measuring the cost of the grant. Forfeitures of granted shares are accounted for in the period in which they occur. The shares granted in 2021 vest over four years, with one-fourth of the shares vesting on each of the first, second, third and fourth anniversaries of the grant date. The shares granted prior to 2021 vest over three years, with one-third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third or fourth anniversary of the grant date, as determined by the contract.

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

Earnings per Share

The Company periodically grants restricted common shares which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. Unvested share-based compensation awards containing non-forfeitable rights to receive dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method.

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

Diluted earnings per share is determined by dividing Consolidated net income attributable to diluted shareholders, which adds back to Consolidated net income attributable to common stockholders the interest expense and applicable portion of management fee expense, net of applicable income taxes, on the Company’s convertible senior notes, by the weighted-average common shares outstanding, assuming all dilutive securities, including stock grants, shares that would be issued in the event that warrants were redeemed for shares of common stock of the Company, shares issued in respect of the stock-based portion of the base fee payable to the Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s outstanding convertible senior notes, were issued. In the event the Company were to record a net loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-dilutive. The Company uses the treasury stock method of accounting for its outstanding warrants. Under the treasury stock method, the exercise of the warrants is assumed at the beginning of the period, and shares of common stock are assumed to have been issued. The proceeds from the exercise are assumed to be used by the Company to repurchase treasury stock, thereby reducing the assumed dilution from the warrant exercise. In applying the treasury stock method, all dilutive potential common shares, regardless of whether they are exercisable, are treated as if they had been exercised.

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

The Company's investments in beneficial interests are trust certificates representing the residual investment in securitization trusts the Company forms with joint venture partners. The trust certificates represent the residual investment in the trust. The Company relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on its investments in beneficial interests.

The Company's ownership interest in the Manager is valued by applying an earnings multiple to base fee revenue.

The Company's ownership interests in AS Ajax E LLC and AS Ajax E II LLC are valued using estimates provided by financing counterparties and other publicly available information.

The fair value of the Company's ownership interest in GAFS, including warrants, is determined by applying an earnings multiple to expected earnings.

The fair value of the Company's ownership interest in Gaea is estimated using a projected net operating income for its property portfolio.

The fair value of the Company's ownership interest in the loan pool LLCs is determined by using estimates of underlying assets and liabilities taken from its Manager's pricing model.

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

The fair value of the Company's put option liability is adjusted to approximate market value through earnings. The put obligation is a fixed amount that may be settled in cash or shares of the Company’s common stock at the option of the Company. Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis of $9.5 million to the future put obligation of $50.7 million over the 39-month term of the put option liability. The fair value of the Company's put option liability is measured quarterly with adjustments posted to the Company's consolidated statements of income.
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

accrued interest beginning on April 30, 2022 subject to satisfying the conversion price trigger. The Company carries its Convertible debt net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is partially driven by the deferred issuance costs.

Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Net realizable value is determined based on BPOs, appraisals, or other market indicators of fair value, which are then reduced by anticipated selling costs. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

The carrying values of the Company's Cash and cash equivalents, Cash held in trust, Receivable from Servicer, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.

Income Taxes

The Company initially elected REIT status upon the filing of its 2014 income tax return, and has conducted its operations in order to satisfy and maintain eligibility for REIT status. Accordingly, the Company does not believe it will be subject to U.S. federal income tax from the year ended December 31, 2014 forward on the portion of the Company’s REIT taxable income that is distributed to the Company’s stockholders as long as certain asset, income and stock ownership tests are met. If the Company fails to qualify as a REIT in any taxable year, it generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost. In addition, notwithstanding the Company’s qualification as a REIT, it may also have to pay certain state and local income taxes, because not all states and localities treat REITs in the same manner that they are treated for U.S. federal income tax purposes.

The Company’s consolidated financial statements include the operations of GA-TRS and GAJX Real Estate Corp. and other TRS entities, which are subject to U.S. federal, state and local income taxes on their taxable income. Income from these entities and any other TRS that the Company forms in the future will be subject to U.S. federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences or benefits attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Reclassifications

The Company combined its Property held-for-sale, net and Rental property, net lines with balances of $7.8 million and $0.7 million, respectively, in its December 31, 2020 consolidated balance sheet into a single line, Real estate owned properties, net, to conform to the current period presentation. There was no effect on the Company's reported earnings or cash flows for the periods presented. The Company reclassified its put option liability of $14.2 million at December 31, 2020, from Accrued expenses and other liabilities in its consolidated balance sheets to a separate line, Put option liability, to conform to the current period presentation. There was no effect on the Company's reported earnings or cash flows for the periods presented. The Company also reclassified its loans and securities credit loss expenses of $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, from Net decrease in the net present value of expected credit losses to Interest income on its consolidated statement of income to align the presentation with the method the Company uses to evaluate these results. The Company reclassified its loss from loan settlement of $0.7 million for the nine months ended September 30, 2020 from Loss on sale of mortgage loans to Other income on its consolidated statement of income to align the presentation with the method the Company uses to evaluate these results. The Company also reclassified its loan transaction expense of $0.2 million for both the three and nine months ended September 30, 2020 from Loan transaction expense to Other expense on its consolidated statement of income to align the presentation with the method the Company uses to evaluate these results.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40). The amendments in this update simplify the accounting for convertible instruments by removing certain accounting models that require separation of convertible instruments into debt and equity components with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums. Consequently a convertible instrument will be accounted for as a single liability measured as its amortized cost and convertible preferred stock will be accounted for as a single instrument recorded at historical cost as long as no other features require bifurcation or recognition as derivatives. This guidance is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021		December 31, 2020
Loan portfolio basis by asset type	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Residential RPLs	$834,309	$30,963	$1,057,454	$—
Residential NPLs	117,681	—	38,724	—
SBC loans	24,361	—	23,194	—
Total	$976,351	$30,963	$1,119,372	$—

Included on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020 are approximately $976.4 million and $1.1 billion, respectively, of RPLs, NPLs, and SBC loans that are held-for-investment and approximately $31.0 million and zero, respectively, of RPLs that are held-for-sale. At September 30, 2021 the Company reclassified $31.0 million of Mortgage loans held-for-investment to the Mortgage loans held-for-sale line in its consolidated

The accompanying notes are an integral part of the consolidated interim financial statements.

balance sheet. The Company intends to sell the loans to a joint venture trust held with a third party institutional accredited investor.

The categorization of RPLs, NPLs and SBC loans is determined at acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income and credit and non-credit discount, less principal and interest cash flows received. The carrying values at September 30, 2021 and December 31, 2020 for the Company's loans in the table above are presented net of a cumulative allowance for expected credit losses of $13.9 million and $13.7 million, respectively, reflected in the appropriate lines in the table by loan type. For the three and nine months ended September 30, 2021, the Company recognized a $0.9 million and $9.1 million, respectively, of revenue during the three and nine month periods due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows. For the three and nine months ended September 30, 2020, the Company recognized $3.0 million and $2.9 million, respectively, of revenue, respectively due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows. For the three and nine months ended September 30, 2021, the Company accreted $16.6 million and $58.1 million, respectively, net of the impact of changes in expected credit losses into interest income with respect to its RPL, NPL and SBC loans. For the three and nine months ended September 30, 2020, the Company accreted $21.2 million and $61.1 million, respectively, net of the impact of net changes in expected credit losses into interest income with respect to its RPL, NPL and SBC loans.

Loss estimates are determined based on the net present value of the difference between the contractual cash flows and the expected cash flows over the expected life of the loans. Contractual cash flows are calculated based on the stated terms of the loans using a constant prepayment rate assumption. Expected cash flows are based on the Manager's proprietary model, which includes factors such as resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Additional variables bearing upon cash flow expectations include the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents.

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

During the three and nine months ended September 30, 2021, the Company purchased four and 241 RPLs with UPB of $0.5 million and $41.7 million, respectively. Comparatively, during the three and nine months ended September 30, 2020 the Company purchased 244 and 270 RPLs with UPB of $46.3 million and $48.2 million, respectively. During the three and nine months ended September 30, 2021, the Company purchased 364 and 367 NPLs with UPB of $90.9 million and $91.5 million, respectively. During the three and nine months ended September 30, 2020, one and two NPLs were purchased with UPB of $0.5 million and $0.7 million, respectively. The Company had no SBC acquisitions during the three months ended September 30, 2021; however, during the nine months ended September 30, 2021, the Company acquired one SBC loan with UPB of $3.6 million. Comparatively, during both the three and nine months ended September 30, 2020 two SBC loans were acquired with UPB of $1.9 million.

During the three months ended September 30, 2021, the Company sold no mortgage loans. During the nine months ended September 30, 2021, the Company re-securitized 760 loans from 2017-D with a carrying value of $129.2 million and UPB of $133.8 million through a sponsored joint venture between the Company and a third party accredited institutional investor. The Company retained various classes of securities from the joint venture. During the three months ended September 30, 2020 the Company sold no mortgage loans; however, during the nine months ended September 30, 2020, the Company sold 26 loans with a carrying value of $26.1 million and UPB of $26.2 million and collateral value of $44.2 million to Gaea, a related party. See Note 10 — Related Party Transactions.

The Company adopted CECL using the prospective transition approach for PCD assets on January 1, 2020. At the time, $10.2 million of loan discount was reclassified to the allowance for expected credit losses with no net impact on the amortized cost basis of the portfolio. The Company views its mortgage loan portfolio based on loan performance, or legal ownership for loans held by certain consolidated trusts, and used five and six pools at September 30, 2021 and December 31, 2020, respectively, to aggregate its portfolio of PCD loans, and one pool for its non-PCD loans as of both September 30, 2021 and December 31, 2020. Among the PCD loans, separate pools exist for loans that have been securitized in rated secured

The accompanying notes are an integral part of the consolidated interim financial statements.

borrowings during 2019, 2020 and 2021 ("Great Ajax II REIT") and for loans that are consolidated under U.S. GAAP but where the Company did not own 100% of the loan pool (2017-D and 2018-C). During the quarter ending March 31, 2021 the Company acquired the non-controlling interest in securitization trust 2018-C previously held by its joint venture partner. As a result of the acquisition, the non-controlling interest was eliminated and the loans in securitization trust 2018-C were reclassified into new pools based on their payment status as of the acquisition date of the non-controlling interest. Subsequent to the acquisition date, a significant portion of the loans from 2018-C were added to the Great Ajax II REIT pool as these loans became the collateral for a secured borrowing at that entity. As of March 31, 2021 the loans pooled under 2017-D were designated as held-for-sale. During the second quarter of 2021, 760 loans from 2017-D were re-securitized into a new joint venture, leaving 22 loans in the trust. The remaining loans were reclassified into new pools based on their payment status as of the sale date. A significant portion of the remaining loans from 2017-D were added to the 7f7 and better pool, and the remaining loans were added to the 4f4-6f6 and below pool. As of September 30, 2021 the loans pooled under Ajax N Trust were designated as held-for-sale while these loans were designated as held-for-investment as of June 30, 2021. Since the criteria for pooling loans includes a combination of both performance and legal ownership by subsidiary trust, these factors are not always mutually exclusive. The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021
Mortgage loans held-for-investment, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$762	$180	$697	$329	$1,749	$47,403	$357,311	$131,165	$539,596
California	—	—	1,265	632	370	—	4,019	44,297	12,351	62,934
7f7 and better	—	—	933	108	435	449	14,274	95,403	32,125	143,727
4f4-6f6 and below	—	109	2,802	2,203	209	366	25,373	118,411	49,171	198,644
Non-PCD	13,686	9,621	4,580	78	2,592	124	733	24	12	31,450
Total	$13,686	$10,492	$9,760	$3,718	$3,935	$2,688	$91,802	$615,446	$224,824	$976,351

	September 30, 2021
Mortgage loans held-for-sale, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Ajax N Trust	$—	$—	$332	$—	$—	$—	$4,602	$16,545	$9,484	$30,963
Total	$—	$—	$332	$—	$—	$—	$4,602	$16,545	$9,484	$30,963

	December 31, 2020
Mortgage loans held-for-investment, net	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$—	$257	$488	$1,991	$41,746	$280,606	$99,909	$424,997
2018-C	—	—	—	—	—	14,100	119,343	39,778	173,221
2017-D	—	—	—	121	—	6,826	94,711	32,238	133,896
California	2,221	952	1,484	362	—	5,292	60,393	18,084	88,788
7f7 and better	—	911	434	—	2,125	17,520	88,414	32,831	142,235
4f4-6f6 and below	872	1,397	2,054	336	305	13,409	78,202	30,239	126,814
Non-PCD	21,387	4,738	64	2,493	99	611	20	9	29,421
Total	$24,480	$7,998	$4,293	$3,800	$4,520	$99,504	$721,689	$253,088	$1,119,372

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans
Par	$91,392	$—	$46,811	$1,859	$133,245	$3,611	$47,038	$3,811
Premium/(discount)	2,582	—	(3,901)	(41)	(737)	(8)	(3,938)	(788)
Allowance	(5,962)	—	(1,272)	—	(7,689)	—	(1,276)	—
Purchase Price	$88,012	$—	$41,638	$1,818	$124,819	$3,603	$41,824	$3,023

The Company performs an analysis of its expectation of the amount of undiscounted cash flows to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the three months ended September 30, 2021 the Company recorded a $1.2 million reclassification to non-credit discount from the allowance for expected credit losses, and during the nine months ended September 30, 2021 the Company recorded a $2.6 million reclassification from non-credit discount to the allowance for expected credit losses. This was followed by a $0.9 million and $9.1 million reduction of the allowance for expected credit losses, respectively, due to increases in the net present value of expected cash flows. During the three and nine months ended September 30, 2021, the Company also recorded a $6.0 million and $7.7 million increase, respectively, in the allowance for expected credit losses due to new acquisitions. Comparatively, during the three and nine months ended September 30, 2020 the Company recorded a $2.1 million and $3.9 million reclassification, respectively, from non-credit discount to the allowance for expected credit losses followed by a $3.0 million and $2.9 million reduction of allowance for expected credit losses, respectively, due to increases in the net present value of expected cash flows. During the three and nine months ended September 30, 2020, the Company also recorded a $1.3 million increase in the allowance for expected credit losses due to new acquisitions. An analysis of the balance in the allowance for expected credit losses account follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Allowance for expected credit losses, beginning of period	$(9,833)	$(14,450)	$(13,712)	$(1,960)
Beginning period adjustment for CECL adoption	—	—	—	(10,156)
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment expectations	1,175	(2,137)	(2,607)	(3,870)
Increase in allowance for expected credit losses for loan acquisitions	(5,962)	(1,272)	(7,689)	(1,276)
Credit loss expense on mortgage loans	(164)	(291)	(757)	(794)
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	908	2,996	9,148	2,902
Reversal of allowance upon reclass of pool 2017-D to mortgage loans held-for-sale, net	—	—	1,741	—
Allowance for expected credit losses, end of period	$(13,876)	$(15,154)	$(13,876)	$(15,154)

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$474,914	$22,649	$11,594	$28,018	$2,421	$539,596
California	28,456	4,880	5,270	17,436	6,892	62,934
7f7 and better	68,210	21,403	15,374	38,299	441	143,727
4f4-6f6 and below	24,164	4,271	5,331	113,691	51,187	198,644
Non-PCD	30,707	—	12	84	647	31,450
Total	$626,451	$53,203	$37,581	$197,528	$61,588	$976,351

	September 30, 2021
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Ajax N Trust	$16,940	$1,899	$1,338	$9,108	$1,678	$30,963
Total	$16,940	$1,899	$1,338	$9,108	$1,678	$30,963

	December 31, 2020
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$311,941	$48,266	$19,559	$43,364	$1,867	$424,997
2018-C	70,034	20,541	15,300	57,538	9,808	173,221
2017-D	58,198	24,906	12,437	36,106	2,249	133,896
California	42,214	7,660	5,519	29,343	4,052	88,788
7f7 and better	72,613	14,003	12,447	41,383	1,789	142,235
4f4-6f6 and below	13,976	10,773	7,157	68,677	26,231	126,814
Non-PCD	22,562	6,099	56	704	—	29,421
Total	$591,538	$132,248	$72,475	$277,115	$45,996	$1,119,372

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

Property Held-for-Sale and Rental Property

The Company's REO property consists of property held-for-sale and rental property. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. As of September 30, 2021 and December 31, 2020, the Company’s net investments in real estate owned properties were $6.1 million and $8.5 million, respectively, which included balances relating to properties held-for-sale of $6.1 million and $7.8 million, respectively, and rental properties of zero and $0.7 million, respectively. Also, included in the properties held-for-sale balance for the periods as of September 30, 2021 and December 31, 2020, was $0.4 million and $0.3 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. As of September 30, 2021 and December 31, 2020, the Company had a total of 31 and 38 real estate owned properties, respectively, which included 31 and 32 held-for-sale properties, respectively, and zero and six rental properties, respectively. For the nine months ended September 30, 2021 and 2020, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio and transfers from rental properties.

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents the activity in the Company’s carrying value of property held-for-sale and rental property for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
Property Held-for-Sale and Rental Property	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	25	$4,768	42	$8,233	38	$8,526	68	$15,071
Net transfers from mortgage loans	10	1,739	5	603	17	3,013	12	1,515
Adjustments to record at lower of cost or fair value	—	78	—	(156)	—	(170)	—	(1,156)
Depreciation on rental properties	—	(1)	—	(7)	—	(7)	—	(23)
Disposals	(4)	(487)	(7)	(1,416)	(24)	(5,265)	(40)	(8,143)
Other	—	—	—	(49)	—	—	—	(56)
Balance at end of period	31	$6,097	40	$7,208	31	$6,097	40	$7,208

Dispositions

During the three and nine months ended September 30, 2021, the Company sold four and 24 REO properties, respectively, realizing net gains of approximately $0.4 million and $0.6 million, respectively. Comparatively, for the three and nine months ended September 30, 2020, the Company sold seven and 40 REO properties, respectively, realizing net gains of approximately $0.2 million and $1.0 million, respectively. These amounts are included in Other income on the Company's consolidated statements of income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for the three and nine months ended September 30, 2021 of $0.1 million and $0.2 million, respectively. Comparatively, for the three and nine months ended September 30, 2020, the Company recorded lower of cost or net realizable value adjustments of $0.2 million and $1.2 million, respectively.

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

	As of September 30, 2021
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities	$336,664	$3,621	$(203)	$340,082
Beneficial interests in securitization trusts	139,494	—	—	139,494
Total investments	$476,158	$3,621	$(203)	$479,576

(1)Basis amount is net of amortized discount, allowance for expected credit losses, principal paydowns and interest receivable on securities of $0.2 million.

The accompanying notes are an integral part of the consolidated interim financial statements.

	As of December 31, 2020
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities	$273,459	$1,152	$(777)	$273,834
Beneficial interests in securitization trusts	91,418	—	—	91,418
Total investments	$364,877	$1,152	$(777)	$365,252

(1)Basis amount is net of amortized costs, principal paydowns and interest receivable on securities of $0.2 million.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of September 30, 2021
	Step-up date(1)	Basis(2)	Gross unrealized losses	Carrying value
Debt securities due September 2059(3)	April 2023	$9,159	$(203)	$8,956
Total		$9,159	$(203)	$8,956

(1)Step-up date is the date at which the coupon interest rate on the security increases. The Company expects the security to be called before the step-up date.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This security has been in an unrealized loss position for 12 months or longer.

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

As of September 30, 2021, the Company recorded $3.6 million of gross unrealized gains and a gross unrealized loss of $0.2 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on investments with a fair value of $340.1 million, which includes $0.2 million in interest receivable. As of December 31, 2020, the Company recorded $1.2 million of gross unrealized gains and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on investments with a fair value of $273.8 million, which includes $0.2 million in interest receivable.

During the three and nine months ended September 30, 2021, the Company acquired $54.7 million and $287.6 million, respectively, in aggregate of debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issued senior notes and beneficial interests. In certain transactions, the joint ventures also issued subordinated notes. Of the $54.7 million and $287.6 million, respectively, the Company acquired $43.2 million and $213.1 million, respectively, in senior notes, $8.3 million and $31.8 million, respectively, of subordinate notes and $3.2 million and $42.7 million, respectively, in beneficial interests issued by joint ventures. Comparatively, during the three and nine months ended September 30, 2020, the Company acquired $83.4 million and $144.7 million, respectively, in aggregate of debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Of the $83.4 million and $144.7 million, respectively, of debt securities acquired in the three and nine months ended September 30, 2020, respectively, the Company acquired $66.0 million and $115.6 million, respectively, in

The accompanying notes are an integral part of the consolidated interim financial statements.

senior notes, $5.2 million and $9.8 million, respectively, in subordinate notes and $12.2 million and $19.3 million, respectively, in beneficial interests issued by joint ventures. As of September 30, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $340.1 million and $139.5 million, respectively. At December 31, 2020, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $273.8 million and $91.4 million, respectively. As of September 30, 2021 and December 31, 2020, the Company had no securities that were past due.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Par	$5,177	$15,349	$51,662	$27,319
Discount	(1,346)	(2,899)	(6,771)	(5,234)
Allowance	(618)	(225)	(2,211)	(2,778)
Purchase Price(1)	$3,213	$12,225	$42,680	$19,307

(1)During the quarter ended September 30, 2021, the Company acquired Class XS, an interest only class, in Ajax Mortgage Loan Trust 2021-E. Class XS is entitled to receive the spread between the interest income on the underlying mortgage loans and the interest expense on the bonds outstanding. Because Class XS has no stated principal balance, the sum of the contractual cash flows is presented as par.

The Company adopted CECL using the prospective transition approach for PCD assets for its beneficial interests on January 1, 2020, at the time $1.7 million was reclassified from discount to allowance for expected credit losses for its Investments in beneficial interests. Under CECL, the Company generally recognizes increases and decreases in the net present value of expected cash flows in earnings in the period they occur. An expense will be recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income will be recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest. If there is no allowance for expected credit losses recorded against a beneficial interest, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary. During the three and nine months ended September 30, 2021, the Company recorded reversals of the allowance for expected credit losses for beneficial interests of $2.8 million and $4.8 million, respectively. During the three and nine months ended September 30, 2020, the Company recorded reversals of the allowance for expected credit losses for beneficial interests of $1.4 million and $1.7 million, respectively. An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Allowance for expected credit losses, beginning balance	$(2,959)	$(6,959)	$(4,453)	$—
Beginning period adjustment for CECL adoption	—	—	—	(1,668)
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment expectations	274	—	1,709	(2,553)
Increase in allowance for expected credit losses for acquisitions	(618)	(225)	(2,211)	(2,778)
Credit loss expense on beneficial interests	(85)	(141)	(440)	(570)
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	2,770	1,443	4,777	1,687
Allowance for expected credit losses, ending balance	$(618)	$(5,882)	$(618)	$(5,882)

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 6 — Fair Value

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$340,082	$—	$340,082	$—
Recurring financial liabilities
Put option liability	$20,843	$—	$—	$20,843

		Level 1	Level 2	Level 3
December 31, 2020	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$273,834	$—	$273,834	$—
Recurring financial liabilities
Put option liability	$14,205	$—	$—	$14,205

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$976,351	$—	$—	$1,059,040
Mortgage loans held-for-sale, net	$30,963	$—	$—	$33,429
Investment in beneficial interests	$139,494	$—	$—	$139,494
Investment in Manager	$1,569	$—	$—	$12,379
Investment in AS Ajax E LLC	$611	$—	$761	$—
Investment in AS Ajax E II LLC	$2,755	$—	$2,958	$—
Investment in GAFS, including warrants	$2,619	$—	$—	$3,320
Investment in Gaea	$19,670	$—	$—	$20,287
Investment in Loan pool LLCs	$240	$—	$—	$672
Financial liabilities
Secured borrowings, net	$612,592	$—	$624,743	$—
Borrowings under repurchase transactions	$399,340	$—	$399,340	$—
Convertible senior notes, net	$103,754	$111,227	$—	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

		Level 1	Level 2	Level 3
December 31, 2020	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$1,119,372	$—	$—	$1,232,081
Investment in beneficial interests	$91,418	$—	$—	$91,418
Investment in Manager	$1,366	$—	$—	$11,709
Investment in AS Ajax E LLC	$776	$—	$934	$—
Investment in AS Ajax E II LLC	$3,381	$—	$3,484	$—
Investment in GAFS, including warrants	$2,711	$—	$—	$3,320
Investment in Gaea	$20,001	$—	$—	$19,150
Investment in Loan pool LLCs	$381	$—	$—	$701
Financial liabilities
Secured borrowings, net	$585,403	$—	$586,419	$—
Borrowings under repurchase agreement	$421,132	$—	$421,132	$—
Convertible senior notes, net	$110,057	$110,675	$—	$—

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

The Company's investments in beneficial interests are trust certificates representing the residual investment in securitization trusts the Company forms with joint venture partners. The trust certificates represent the residual investment in the trust. The Company relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on its investments in beneficial interests.

The Company's ownership interest in the Manager is valued by applying an earnings multiple to base fee revenue.

The Company’s ownership interests in AS Ajax E LLC and AS Ajax E II LLC are valued using estimates provided by financing counterparties or other publicly available information.

The fair value of the Company's ownership interest in GAFS, including warrants, is determined by applying an earnings multiple to expected earnings.

The fair value of the Company's ownership interest in Gaea is estimated using a projected net operating income for its property portfolio.

The fair value of the Company's ownership interest in the loan pool LLCs is determined by using estimates of underlying assets and liabilities taken from its Manager's pricing model.

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

Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis of $9.5 million to the future put obligation of $50.7 million over the 39-month term of the put option liability. The fair value of the Company's put option liability is measured quarterly with adjustments posted to the Company's consolidated statements of income.

The Company’s borrowings under repurchase agreements are short-term in nature, and the Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

The Company’s convertible senior notes are traded on the NYSE; the debt’s fair value is determined from the NYSE closing price on the balance sheet date. The Convertible debt may be redeemable at par plus accrued interest beginning on April 30, 2022 subject to satisfying the conversion price trigger. The Company carries its Convertible debt net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is partially driven by the deferred issuance costs.

The carrying values of its Cash and cash equivalents, Cash held in trust, Receivable from Servicer, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition cost ("cost") or net realizable value. Net realizable value is determined based on appraisals, BPOs, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as it's carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 ($ in thousands):

			Level 1	Level 2	Level 3
September 30, 2021	Carrying value	Nine months ended fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,097	$(170)	$—	$—	$6,097

			Level 1	Level 2	Level 3
December 31, 2020	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$7,807	$(1,359)	$—	$—	$7,807

Note 7 — Affiliates

Unconsolidated Affiliates

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At September 30, 2021 the Company owned approximately 22.8% of Gaea with third party investors owning the remaining approximately 77.2%. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. The Company accounts for its ownership interest using the equity method.

The accompanying notes are an integral part of the consolidated interim financial statements.

During 2018, the Company acquired an 8.0% ownership interest in GAFS. The acquisition was completed in two transactions. On January 26, 2018, the Company in an initial closing acquired a 4.9% interest in GAFS and three warrants, each exercisable for a 2.45% interest in GAFS upon payment of additional consideration, in exchange for consideration of $1.1 million of cash and 45,938 shares of the Company’s common stock with a value of approximately $0.6 million. On May 29, 2018 the additional closing was completed wherein the Company acquired an additional 3.1% interest in GAFS and three warrants, each exercisable for a 1.55% interest in GAFS, in exchange for consideration of $0.7 million of cash and 29,063 shares of the Company's common stock with a value of approximately $0.4 million. The Company accounts for its ownership interest in GAFS using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E LLC was reduced to a lower percentage of the total. As of September 30, 2021 and December 31, 2020, the Company’s ownership interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its ownership interest using the equity method.

Upon the closing of the Company’s original private placement in July 2014, the Company received a 19.8% equity interest in the Manager, a privately held company for which there is no public market for its securities. The Company accounts for its ownership interest in the Manager using the equity method.

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended September 30,		Nine months ended September 30,
Net income/(loss) at 100%	2021	2020	2021	2020
Thetis Asset Management LLC	$665	$378	$2,945	$(1,837)
AS Ajax E LLC	$66	$52	$162	$151
Loan pool LLCs	$(41)	$(114)	$(92)	$27
Gaea Real Estate Corp.	$(123)	$60	$136	$320
Great Ajax FS LLC	$(460)	$(1,454)	$(1,148)	$(4,004)

	September 30, 2021		December 31, 2020
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$10,524	$2,378	$9,531	$2,122
AS Ajax E LLC	$3,797	$2	$4,808	$2
Loan pool LLCs	$2,234	$4,018	$2,423	$3,961
Gaea Real Estate Corp.	$92,877	$11,270	$94,639	$11,886
Great Ajax FS LLC	$54,529	$35,251	$56,532	$36,101

The accompanying notes are an integral part of the consolidated interim financial statements.

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended September 30,		Nine months ended September 30,
Net income/(loss) at the Company's share	2021	2020	2021	2020
Thetis Asset Management LLC	$132	$75	$583	$(364)
AS Ajax E LLC	$11	$9	$27	$25
Loan pool LLCs	$(16)	$(46)	$(37)	$10
Gaea Real Estate Corp.	$(28)	$14	$32	$74
Great Ajax FS LLC	$(37)	$(116)	$(92)	$(320)

	September 30, 2021		December 31, 2020
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$2,084	$471	$1,887	$420
AS Ajax E LLC	$625	$—	$791	$—
Loan pool LLCs	$897	$1,619	$973	$1,595
Gaea Real Estate Corp.	$21,195	$2,572	$21,729	$2,729
Great Ajax FS LLC	$4,362	$2,820	$4,523	$2,888

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II LLC, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of September 30, 2021, AS Ajax E II LLC was 53.1% owned by the Company, with the remainder held by third parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. During the second quarter of 2021, the majority of loans held by 2017-D was re-securitized into 2021-C, a related party joint venture with third party institutional investors. At September 30, 2021, the Company held a 50.0% ownership in the remaining loans held by 2017-D. Great Ajax II REIT owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. Great Ajax II REIT was 99.9% owned by the Company as of September 30, 2021 and December 31, 2020.

During the first quarter of 2021, the Company acquired the remaining ownership of 2018-C, a subsidiary that previously had non-controlling ownership interest held by third parties and was 63.0% owned by the Company as of December 31, 2020. As of September 30, 2021, 2018-C was 100.0% owned by the Company and the previous non-controlling interest had been reduced to zero.

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

At September 30, 2021, the Company had commitments to purchase, subject to due diligence, 161 RPLs and NPLs secured by single-family residences with aggregated UPB of $49.0 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios or those of its third party institutional accredited co-investors. See Note 15 — Subsequent Events, for remaining open acquisitions as of the filing date.

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

Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. Accordingly, the Company has recognized a liability on its consolidated balance sheet within accrued expenses and other liabilities at September 30, 2021 for the present value of the put liability of $20.8 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of income. The following table sets forth the details of the Company's put option liability ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Beginning balance	$18,350	$10,722	$14,205	$—
Initial recognition of put option liability	—	—	—	9,472
Fair value adjustments during the period	2,493	1,766	6,638	3,016
Ending balance	$20,843	$12,488	$20,843	$12,488

The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, continues to be uncertain. As of September 30, 2021, no contingencies have been recorded on the Company's consolidated balance sheet as a result of the COVID-19 pandemic, however as the global pandemic continues, it may have long-term adverse impacts on the Company's financial condition, results of operations, and cash flows.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 9 — Debt

Repurchase Agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $150.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which is fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Company's Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity. The Company has also entered into five repurchase facilities substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are securities retained from the Company's securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			September 30, 2021
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
October 5, 2021	April 9, 2021	$31,326	$31,326	$37,953	121%	1.41%
October 6, 2021	July 6, 2021	7,073	7,073	8,745	124%	1.34%
October 6, 2021	July 6, 2021	4,150	4,150	5,057	122%	1.34%
October 6, 2021	July 6, 2021	3,343	3,343	4,761	142%	1.74%
October 12, 2021	July 12, 2021	5,242	5,242	6,572	125%	1.32%
October 15, 2021	July 15, 2021	5,553	5,553	6,627	119%	1.18%
October 20, 2021	July 20, 2021	10,879	10,879	12,889	118%	1.18%
October 22, 2021	April 26, 2021	7,899	7,899	9,279	117%	1.11%
October 22, 2021	April 26, 2021	6,231	6,231	7,276	117%	1.11%
October 22, 2021	April 26, 2021	5,123	5,123	6,063	118%	1.11%
October 29, 2021	July 30, 2021	9,984	9,984	12,436	125%	1.33%
October 29, 2021	July 30, 2021	9,840	9,840	11,851	120%	1.33%
November 12, 2021	August 12, 2021	3,110	3,110	4,428	142%	1.72%
November 19, 2021	August 19, 2021	9,747	9,747	12,635	130%	1.33%
November 24, 2021	August 24, 2021	3,543	3,543	5,106	144%	1.73%
December 7, 2021	September 7, 2021	5,825	5,825	7,444	128%	1.12%
December 7, 2021	September 7, 2021	2,311	2,311	2,848	123%	1.12%
December 13, 2021	June 15, 2021	14,148	14,148	20,151	142%	1.35%
December 13, 2021	June 15, 2021	7,160	7,160	8,682	121%	1.15%
December 16, 2021	September 16, 2021	44,200	44,200	57,815	131%	1.12%
December 16, 2021	September 16, 2021	4,333	4,333	6,232	144%	1.37%
December 17, 2021	September 17, 2021	7,333	7,333	9,556	130%	1.32%
December 17, 2021	September 17, 2021	6,687	6,687	8,451	126%	1.32%
December 17, 2021	September 17, 2021	1,179	1,179	1,687	143%	1.72%
December 20, 2021	September 20, 2021	35,153	35,153	37,867	108%	0.57%
December 20, 2021	September 20, 2021	2,918	2,918	3,421	117%	0.87%
December 20, 2021	September 20, 2021	1,570	1,570	1,943	124%	1.07%
December 20, 2021	September 20, 2021	1,400	1,400	2,047	146%	1.47%
December 20, 2021	September 20, 2021	1,341	1,341	1,788	133%	1.32%
December 27, 2021	September 24, 2021	16,643	16,643	21,720	131%	1.33%
December 27, 2021	September 24, 2021	4,482	4,482	6,413	143%	1.73%
December 27, 2021	September 24, 2021	2,277	2,277	2,923	128%	1.33%
July 8, 2022	July 9, 2021	150,000	14,085	21,232	151%	2.58%
September 22, 2022	September 23, 2021	400,000	103,252	144,774	140%	2.58%
Totals/weighted averages		$832,003	$399,340	$518,672	130%	1.60%

The accompanying notes are an integral part of the consolidated interim financial statements.

			December 31, 2020
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2021	October 9, 2020	$35,635	$35,635	$46,120	129%	2.33%
January 6, 2021	September 28, 2020	7,697	7,697	10,075	131%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,114	129%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,044	130%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,575	129%	2.32%
January 14, 2021	October 29, 2020	6,991	6,991	8,738	125%	2.35%
January 20, 2021	October 20, 2020	13,263	13,263	16,582	125%	2.22%
January 29, 2021	October 30, 2020	7,762	7,762	9,702	125%	2.21%
January 29, 2021	October 30, 2020	7,153	7,153	9,537	133%	2.21%
February 1, 2021	December 1, 2020	12,258	12,258	16,052	131%	1.88%
February 1, 2021	December 1, 2020	12,015	12,015	15,794	131%	1.88%
February 1, 2021	December 1, 2020	5,298	5,298	6,895	130%	1.88%
February 1, 2021	December 1, 2020	3,985	3,985	5,136	129%	1.88%
February 1, 2021	December 1, 2020	2,887	2,887	3,790	131%	1.88%
February 1, 2021	December 1, 2020	2,332	2,332	3,360	144%	2.03%
February 1, 2021	December 1, 2020	1,132	1,132	1,607	142%	2.03%
February 12, 2021	November 13, 2020	2,945	2,945	4,428	150%	2.02%
March 5, 2021	December 7, 2020	24,946	24,946	33,348	134%	1.78%
March 5, 2021	December 7, 2020	24,312	24,312	32,571	134%	1.78%
March 17, 2021	December 17, 2020	10,219	10,219	13,172	129%	1.78%
March 17, 2021	December 17, 2020	8,381	8,381	10,872	130%	1.78%
March 17, 2021	December 17, 2020	3,894	3,894	5,193	133%	1.78%
March 17, 2021	December 17, 2020	1,145	1,145	1,687	147%	1.93%
March 24, 2021	December 24, 2020	7,016	7,016	10,024	143%	1.94%
March 24, 2021	December 24, 2020	5,008	5,008	6,637	133%	1.79%
March 24, 2021	December 24, 2020	2,577	2,577	3,367	131%	1.79%
April 9, 2021	October 13, 2020	33,084	33,084	43,069	130%	2.35%
July 9, 2021	July 10, 2020	250,000	53,256	84,337	158%	2.64%
September 23, 2021	September 24, 2020	400,000	101,117	160,068	158%	2.65%
Totals/weighted averages		$916,759	$421,132	$595,599	141%	2.29%

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of September 30, 2021 and December 31, 2020, the Company had $10.4 million and $4.7 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at September 30, 2021 and December 31, 2020 in the table below ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Gross amounts not offset in balance sheet
	September 30, 2021	December 31, 2020
Gross amount of recognized liabilities	$399,340	$421,132
Gross amount of loans and securities pledged as collateral	518,672	595,599
Other prepaid collateral	10,377	4,653
Net collateral amount	$129,709	$179,120

Secured Borrowings

From its inception (January 30, 2014) to September 30, 2021, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at September 30, 2021. The secured borrowings are structured as debt financings and not sales through a real estate investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at September 30, 2021.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings at September 30, 2021. The Company’s rated secured borrowings are designated in the table below.

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

The following table sets forth the original terms of all notes from the Company's secured borrowings outstanding at September 30, 2021 at their respective cutoff dates:

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

(1)The Class M notes are subordinated, sequential pay, fixed rate notes. The Company has retained the Class M notes, with the exception of Ajax Mortgage Loan Trust 2021-A.
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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates of between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at September 30, 2021 and December 31, 2020, and the securitization cutoff date ($ in thousands):

	Balances at September 30, 2021				Balances at December 31, 2020				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2017-B	$—	$—		—%	$110,062	$68,729		160%	$165,850		$115,846
2017-D	—	—		—%	133,897	51,256	(1)	261%	203,870	(2)	88,903
2018-C	—	—		—%	173,221	131,983	(3)	131%	222,181	(4)	167,910
2019-D	126,893	102,367		124%	148,641	125,008		119%	193,301		156,670
2019-F	121,110	86,702		140%	139,996	108,184		129%	170,876		127,673
2020-B	123,544	91,203		135%	136,360	105,601		129%	156,468		114,534
2021-A	168,049	149,730		112%	—	—		—%	206,528		175,116
2021-B	251,303	190,920		132%	—	—		—%	287,895		215,912
	$790,899	$620,922	(5)	127%	$842,177	$590,761	(5)	143%	$1,606,969		$1,162,564

(1)The gross amount of senior bonds at December 31, 2020 was $102.6 million however, only $51.3 million is reflected in Secured borrowings as the remainder is owned by the Company.
(2)Includes $26.7 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(3)2018-C contained notes held by the third party institutional investors for senior bonds and class B bonds. The gross amount of the senior and class B bonds at December 31, 2020 were $132.7 million and $15.9 million, however, only $126.1 million and $5.9 million, respectively, are reflected in Secured borrowings as the remainder is owned by the Company.
(4)Includes $45.5 million of cash collateral intended for use in the acquisition of additional mortgage loans.
(5)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $8.3 million and $5.4 million as of September 30, 2021 and December 31, 2020.
Convertible Senior Notes

At September 30, 2021 and December 31, 2020, the Company had carrying values of $103.8 million and $110.1 million, respectively, for its convertible senior notes. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.7279 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of September 30, 2021, the amount by which the if-converted value falls short of the principal value for the entire series is $7.2 million.

At September 30, 2021, the outstanding aggregate principal amount of the notes was $105.9 million, and discount and deferred expenses were $2.1 million. At December 31, 2020, the outstanding aggregate principal amount of the notes was

The accompanying notes are an integral part of the consolidated interim financial statements.

$113.4 million, and discount and deferred expenses were $3.3 million. During the three and nine months ended September 30, 2021 the Company recognized interest expense on its outstanding convertible notes of $2.2 million and $6.8 million, respectively, which includes $0.3 million and $1.0 million of amortization of discount and deferred expenses, respectively. During the three and nine months ended September 30, 2020 the Company recognized interest expense on its outstanding convertible notes of $2.4 million and $7.3 million, respectively, which includes $0.3 million and $1.0 million of amortization of discount and deferred expenses, respectively. The effective interest rates of the notes for the quarters ended September 30, 2021 and September 30, 2020 were 8.96% and 8.92%, respectively.

During the first and second quarters of 2021, the Company completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million and $5.0 million, respectively, for total purchase prices of $2.4 million and $5.1 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarter of 2021 transactions were both zero. There were no convertible note repurchases during the third quarter of 2021. During the first and third quarters of 2020, the Company completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively. There were no convertible note repurchases during the second quarter of 2020.

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

Note 10 — Related Party Transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

			Three months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2021	2020
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$9,896	$6,536
Management fee	Related party expense – management fee	Manager	$2,289	$2,264
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$1,743	$1,848
Gain on sale of securities	Other income	Various non-consolidated joint ventures	$201	$145

The accompanying notes are an integral part of the consolidated interim financial statements.

			Three months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2021	2020
Income from equity investment	Income/(loss) from investments in affiliates	Manager	$132	$75
Affiliate loan interest income	Interest income	Gaea	$74	$—
Income from equity investment	Income/(loss) from investments in affiliates	AS Ajax E LLC	$11	$9
Loss from equity investment	Income/(loss) from investments in affiliates	Loan pool LLCs	$(16)	$(46)
(Loss)/income from equity investment	Income/(loss) from investments in affiliates	Gaea	$(28)	$14
Loss from equity investment	Income/(loss) from investments in affiliates	Servicer	$(37)	$(116)

			Nine months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2021	2020
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$24,835	$16,386
Management fee	Related party expense – management fee	Manager	$6,826	$6,206
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$5,275	$5,798
Income/(loss) from equity investment	Income/(loss) from investments in affiliates	Manager	$583	$(364)
Affiliate loan interest income	Interest income	Gaea	$203	$—
Gain on sale of securities	Other income	Various non-consolidated joint ventures	$201	$145
Gain on refinancing of securitization trust	Other income	2021-C	$122	$—
Income from equity investment	Income/(loss) from investments in affiliates	Gaea	$32	$74
Income from equity investment	Income/(loss) from investments in affiliates	AS Ajax E LLC	$27	$25
Loss on sale of mortgage loans	Other income	Gaea	$—	$(705)
(Loss)/income from equity investment	Income/(loss) from investments in affiliates	Loan pool LLCs	$(37)	$10
Loss from equity investment	Income/(loss) from investments in affiliates	Servicer	$(92)	$(320)

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of September 30, 2021
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investment in beneficial interests	Various non-consolidated joint ventures	$139,494
Receivables from Servicer	Receivable from servicer	Servicer	$18,128
Affiliate loan receivable	Mortgage loans held-for-investment, net	Gaea	$10,025
Management fee payable	Management fee payable	Manager	$2,289

The accompanying notes are an integral part of the consolidated interim financial statements.

			As of September 30, 2021
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$1,354
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$(92)

			As of December 31, 2020
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investment in beneficial interests	Various non-consolidated joint ventures	$91,418
Receivables from Servicer	Receivable from servicer	Servicer	$15,755
Affiliate loan receivable	Mortgage loans held-for-investment, net	Gaea	$11,000
Management fee payable	Management fee payable	Manager	$2,247
Affiliate loan purchase	Mortgage loans held-for-investment, net	Servicer	$1,838
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$876
Expense reimbursement receivable	Prepaid expenses and other assets	Manager	$18
Expense reimbursements	Accrued expenses and other liabilities	Servicer	$(44)

On June 21, 2021, the Company became a party to a promissory note with Gaea under which Gaea can borrow up to $11.0 million on a revolving line of credit from the Company. Funds advanced to Gaea under the note carry an interest rate of 4.25% and are secured by a selection of Gaea's mortgage loans. The agreement expires on December 31, 2021 and can be extended to January 30, 2022 at Gaea’s option. At September 30, 2021, the amount outstanding under the note was $10.0 million, which was secured by 18 of Gaea's SBC loans. At December 31, 2020, the Company had a separate loan of $11.0 million outstanding loan to Gaea, which was secured by 20 of Gaea's SBC loans. The loan was repaid to the Company on April 5, 2021. At September 30, 2021 and December 31, 2020, these loans were included in Mortgage loans held-for-investment, net on the Company's consolidated balance sheets.

During the quarter ended December 31, 2020, the Company purchased 15 RPLs from GAFS, a related party, for $1.8 million with UPB of $2.1 million and collateral value of $3.7 million. The loans are included in Mortgage loans held-for-investment, net on the Company's consolidated balance sheets.

During the three months ended September 30, 2021, the Company sold no mortgage loans; however, during the nine months ended September 30, 2021, as part of a refinancing transaction the Company sold 760 loans from 2017-D with a carrying value of $129.2 million and UPB of $133.8 million to a joint venture formed between the Company and a third party accredited institutional investor, and retained various classes of securities from the joint venture. During the three months ended September 30, 2020, the Company sold no mortgage loans; however, during the nine months ended September 30, 2020, the Company sold 26 SBC mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million to Gaea, a related party.

During the three and nine months ended September 30, 2021, the Company acquired $54.7 million and $287.6 million, respectively, in aggregate of debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issued senior notes and beneficial interests. In certain transactions, the joint ventures also issued subordinated notes. Of the $54.7 million and $287.6 million, respectively, the Company acquired $43.2 million and $213.1 million, respectively, in senior notes, $8.3 million and $31.8 million, respectively, of subordinate notes and $3.2 million and $42.7 million, respectively, in beneficial interests issued by joint ventures. Comparatively, during the three and nine months ended September 30, 2020, the Company acquired $83.4 million and $144.7 million, respectively, in aggregate of debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Of the $83.4 million and $144.7 million, respectively, of debt securities acquired in the three and nine months ended September 30, 2020, respectively, the Company acquired $66.0 million and $115.6 million, respectively, in
The accompanying notes are an integral part of the consolidated interim financial statements.

senior notes, $5.2 million and $9.8 million, respectively, in subordinate notes and $12.2 million and $19.3 million, respectively, in beneficial interests issued by joint ventures. As of September 30, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $340.1 million and $139.5 million, respectively. At December 31, 2020, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $273.8 million and $91.4 million, respectively. As of September 30, 2021 and December 31, 2020, the Company had no securities that were past due.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the purchase of real estate from certain of the Company's joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At September 30, 2021, and December 31, 2020, the Company had no advances outstanding to the Servicer. Interest on the arrangement accrues at 7.2% annually.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At September 30, 2021 the Company owned approximately 22.8% of Gaea with third party investors owning the remaining approximately 77.2%. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. The Company accounts for its ownership interest using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E LLC was reduced to a lower percentage of the total. As of September 30, 2021 and December 31, 2020, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

Management Agreement

The Company is a party to the Amended and Restated Management Agreement with the Manager, which expires on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock, special cash dividends on its common stock within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, up to 100% of the incentive fee will be payable in shares of the Company’s common stock, at the Company's discretion, until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, up to 20% of the remaining incentive fee is payable in shares of the Company’s common stock at the Company's discretion and the remaining incentive fee is payable in cash. During the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not record an incentive fee payable to the Manager.

The Company also reimburses the Manager for all third party, out-of-pocket costs incurred by the Manager for managing its business, including third party due diligence and valuation consultants, legal expenses, auditors and other financial services. The reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a monthly basis.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base management fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. The Company recognized base management fees to the Manager for the three and nine months ended September 30, 2021 of $2.3 million and $6.9 million, respectively, all of which was payable in cash. Comparatively, for the three and nine months ended September 30, 2020, the Company recognized base management fees of $2.3 million and $6.2 million, all of which was payable in cash.

In addition, each of the Company’s independent directors received an annual retainer of $100,000, payable quarterly, 40% of which was payable in shares of the Company's common stock using the same valuation method as defined for the stock portion of the management fee payable to the Manager. This excludes additional compensation for committee chairs which is paid in cash.

The following table sets forth the Company’s stock-based independent director fees ($ in thousands):

Stock-based Director Fees

	For the three months ended September 30,
	2021		2020
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Independent director fees	3,580	$50	4,116	$35
Totals	3,580	$50	4,116	$35

	For the nine months ended September 30,
	2021		2020
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Independent director fees	11,550	$150	12,784	$115
Totals	11,550	$150	12,784	$115

(1)All independent director fees are fully expensed in the period in which the relevant service is received by the Company.

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. The shares granted in 2021 vest over four years, with one-fourth of the shares vesting on the each of the first, second, third and fourth anniversaries of the grant date. The shares granted prior to 2021 vest over three years, with one-third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third or fourth anniversary of the grant date, as determined by the contract. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

Each independent member of the Company's Board of Directors was issued a restricted stock award of 2,000 shares of the Company’s common stock upon joining the Board. Additionally, the Company may issue grants of its shares of common stock from time to time to its directors.

The accompanying notes are an integral part of the consolidated interim financial statements.

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth the table below:

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nine months ended September 30, 2021
December 31, 2020 outstanding unvested share grants	163,083	$11.07	—	$—
Shares vested	—	—	(2,000)	12.00
Shares forfeited	—	—	—	—
Shares granted	—	—	2,000	12.00
March 31, 2021 outstanding unvested share grants	163,083	$11.07	—	$—
Shares vested	—	—	(8,000)	12.60
Shares forfeited	—	—	—	—
Shares granted	—	—	16,000	12.60
June 30, 2021 outstanding unvested share grants	163,083	$11.07	8,000	$12.60
Shares vested	(65,305)	11.74	—	—
Shares forfeited	(14,168)	10.88	—	—
Shares granted	152,700	12.79	—	—
September 30, 2021 outstanding unvested share grants	236,310	$12.01	8,000	$12.60

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nine months ended September 30, 2020
December 31, 2019 outstanding unvested share grants	114,334	$13.83	—	$—
Shares vested	—	—	—	—
Shares forfeited	—	—	—	—
Shares granted	—	—	—	—
March 31, 2020 outstanding unvested share grants	114,334	$13.83	—	$—
Shares vested	—	—	—	—
Shares forfeited	—	—	—	—
Shares granted	—	—	—	—
June 30, 2020 outstanding unvested share grants	114,334	$13.83	—	$—
Shares vested	(50,334)	13.86	—	—
Shares forfeited	(2,000)	12.06	—	—
Shares granted	108,750	9.55	—	—
September 30, 2020 outstanding unvested share grants	170,750	$11.11	—	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents the expenses for the Company's restricted stock plan for the years ended ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Restricted stock grants	$230	$187	$644	$535
Director grants	25	—	167	—
Total expenses for plan grants	$255	$187	$811	$535

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

For the three and nine months ended September 30, 2021 the Company had consolidated taxable income of $9.9 million and $26.3 million, respectively; and provisions for income taxes of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2020, the Company had consolidated taxable income $2.5 million and $1.7 million, respectively; and income tax benefit of $16 thousand and $0.2 million, respectively. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at September 30, 2021 or 2020. The Company also recorded no interest or penalties for the three and nine months ended September 30, 2021 or 2020.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$9,313	22,862,429		$5,280	22,844,192
Allocation of earnings to participating restricted shares	(92)	—		(33)	—
Consolidated net income attributable to unrestricted common stockholders	$9,221	22,862,429	$0.40	$5,247	22,844,192	$0.23
Effect of dilutive securities(1)
Restricted stock grants and Manager and director fee shares	92	229,291		33	145,424
Interest expense (add back) and assumed conversion of shares from convertible senior notes(2)	2,237	7,315,929		—	—
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$11,550	30,407,649	$0.38	$5,280	22,989,616	$0.23

The accompanying notes are an integral part of the consolidated interim financial statements.

(1)The Company's outstanding warrants for an additional 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended September 30, 2021 and September 30, 2020, and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the three months ended September 30, 2020 would have been anti-dilutive and has been removed from the calculation.

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$26,695	22,835,237		$11,922	22,575,480
Allocation of earnings to participating restricted shares	(222)	—		(68)	—
Consolidated net income attributable to unrestricted common stockholders	$26,473	22,835,237	$1.16	$11,854	22,575,480	$0.53
Effect of dilutive securities(1,2)
Interest expense (add back) and assumed conversion of shares from convertible senior notes(3)	6,836	7,451,376		—	—
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$33,309	30,286,613	$1.10	$11,854	22,575,480	$0.53

(1)The Company's outstanding warrants for an additional 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the nine months ended September 30, 2021 and September 30, 2020, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the nine months ended September 30, 2021 and September 30, 2020 would have been anti-dilutive and have not been included in the calculation.
(3)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the nine months ended September 30, 2020 would have been anti-dilutive and has been removed from the calculation.

Note 14 — Equity

Common Stock

As of September 30, 2021 and December 31, 2020, the Company had 23,140,131 and 22,978,339 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred Stock

During the quarter ended June 30, 2020, the Company issued to institutional accredited investors an aggregate of $130.0 million of preferred stock in two series and warrants in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. The Company continues to use the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with the Company's investment strategy.

The Company had 2,307,400 shares of Series A preferred stock and 2,892,600 shares of Series B preferred stock outstanding at September 30, 2021 and December 31, 2020. There were 25,000,000 shares, cumulative for all series, authorized as of both September 30, 2021 and December 31, 2020.

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

As of September 30, 2021, the Company held 136,403 shares of treasury stock consisting of 87,939 shares received through distributions of the Company's shares previously held by its Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under the Company's approved stock repurchase plan. As of December 31, 2020, the Company held 107,243 shares of treasury stock consisting of 58,779 shares received through distributions of the Company's shares previously held by its Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under the Company's approved stock repurchase plan.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the three and nine months ended September 30, 2021 5,049 and 13,097 shares were issued, respectively, under the plan for total proceeds of approximately $0.1 million and $0.2 million, respectively. Comparatively, during the three and nine months ended September 30, 2020 4,928 and 9,985 shares were issued, respectively, under the plan for total proceeds of approximately $45 thousand and $0.1 million, respectively.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During both the three and nine months ended September 30, 2021, 9,073 shares were sold under the At the Market program. Comparatively, no shares were sold under the At the Market program during the three and nine months ended September 30, 2020. The Company intends to use the net proceeds to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

Accumulated Other Comprehensive Income

The Company recognizes unrealized gains or losses on its investment in debt securities as components of other comprehensive income. Total accumulated other comprehensive income on the Company’s balance sheet at September 30, 2021 and December 31, 2020 was as follows ($ in thousands):

Investments in securities:	September 30, 2021	December 31, 2020
Unrealized gains	$3,621	$1,152
Unrealized losses	(203)	(777)
Accumulated other comprehensive income	$3,418	$375

Non-controlling Interest

At December 31, 2020, the Company had non-controlling interests attributable to ownership interests for four legal entities. During the first quarter of 2021, the Company acquired the remaining ownership of 2018-C. This decreased the number of third party non-controlling interests as of September 30, 2021 to three legal entities. Legal entities consolidated by the Company which have non-controlling interests held by third parties are described below.

AS Ajax E II LLC was formed by the Company during 2017 to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of September 30, 2021 and December 31, 2020, the Company owned 53.1% of AS Ajax E II LLC and consolidated the assets, liabilities, revenues and expenses of the entity.

2017-D, a securitization trust, was formed by the Company during 2017, and is 50.0% held by an accredited institutional investor. During the second quarter of 2021, the majority of the loans in 2017-D were re-securitized into 2021-C,

The accompanying notes are an integral part of the consolidated interim financial statements.

with 22 loans remaining in 2017-D. As of September 30, 2021 and December 31, 2020, the Company owned 50.0% of 2017-D and consolidated the assets, liabilities, revenues and expenses of the trust.

Great Ajax II REIT was formed by the Company during 2019 to own Great Ajax II Depositor LLC, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. As of September 30, 2021 and December 31, 2020, Great Ajax II REIT was 0.1% held by third parties. As of September 30, 2021 and December 31, 2020, the Company owned 99.9% of Great Ajax II REIT and consolidated the assets, liabilities, revenues and expenses of the entity.

2018-C, a securitization trust was formed by the Company during 2018 and was 37.0% held by an accredited institutional investor. The remaining 37.0% ownership was purchased by the Company during the first quarter of 2021. As of September 30, 2021 the Company owned 100.0% of 2018-C. Comparatively, as of December 31, 2020 the Company owned 63.0% of 2018-C and consolidated the assets, liabilities, revenues and expenses of the trust.

The following table sets forth the effects of changes in ownership of the Company's non-controlling interests due to transfers to or from non-controlling interest for the calendar preceding the Consolidated balance sheet dates ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Decrease from redemption of 2018-C	$—	$—	$(8,306)	$—
Decrease from the distribution resulting from the refinancing of substantially all of 2017-D	(307)	—	(17,171)	—
Change in non-controlling interest	$(307)	$—	$(25,477)	$—

Note 15 — Subsequent Events

Since September 30, 2021, the Company has acquired 20 residential RPLs in two transactions from two different sellers, and one NPL in one transaction from a single seller, with aggregate UPB of $2.4 million and $0.4 million, respectively. The purchase price of the RPLs was 68.8% of UPB and 47.3% of the estimated market value of the underlying collateral of $3.5 million. The purchase price of the NPL was 97.4% of UPB and 84.4% of the estimated market value of the underlying collateral of $0.4 million.

The Company has agreed to acquire, subject to due diligence, four residential RPLs in four transactions, and three NPLs in two transactions, with aggregate UPB of $1.7 million and $0.8 million, respectively. The purchase price of the residential RPLs is 96.5% of UPB and 70.3% of the estimated market value of the underlying collateral of $2.4 million. The purchase price of the NPLs is 93.9% of UPB and 61.8% of the estimated market value of the underlying collateral of $1.2 million.

The Company has agreed to acquire, subject to due diligence, 2,498 NPLs with aggregate UPB of $350.9 million in one transaction from a single seller. The purchase price is 103.5% of UPB and 49.4% of the estimated market value of the underlying collateral of $734.9 million. These loans are expected to be acquired through a joint venture with third party institutional accredited investors. The Company expects its ownership percentage to be approximately 16.3%.

On November 4, 2021, the Company’s Board of Directors declared a cash dividend of $0.24 per share to be paid on November 29, 2021 to stockholders of record as of November 15, 2021.

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

Our Operating Partnership, through interests in certain entities as of September 30, 2021 and December 31, 2020, owns 99.9% of Great Ajax II REIT Inc. which holds an interest in Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and we have determined that we are the primary beneficiary of the VIEs.

In 2018, we formed Gaea as a wholly owned subsidiary of the Operating Partnership. We elected to treat Gaea as a TRS under the Code for 2018, and we elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings, LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties. On November 22, 2019, Gaea completed a private capital raise in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. We retained a 23.2% ownership interest in Gaea following the transaction. At September 30, 2021, we owned approximately 22.8% of Gaea.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of September 30, 2021 and December 31, 2020 ($ in millions):

	September 30, 2021	December 31, 2020
Residential RPLs	$865.3	$1,057.5
Residential NPLs	117.7	38.7
SBC loans	24.4	23.2
Real estate owned properties, net	6.1	8.5
Investments in securities at fair value	340.1	273.8
Investment in beneficial interests	139.5	91.4
Total mortgage related assets	$1,493.1	$1,493.1

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

The COVID-19 pandemic began to meaningfully impact our operations in late March 2020 and any continuing disruption was reflected in our results of operations for the quarter ended September 30, 2021. The pandemic has continued and continues to significantly and adversely impact certain areas of the United States. As a result, our forecast of macroeconomic conditions and expected lifetime credit losses on our mortgage loan and beneficial interest portfolios is subject to meaningful uncertainty and volatility. While the majority of our borrowers continue to make scheduled payments and we continue to receive payments in full, we have acted swiftly to support our borrowers with a mortgage forbearance program. While we generally do not hold loans guaranteed by government-sponsored enterprises ("GSEs") or the U.S. government, we, through our Servicer, are nonetheless offering a forbearance program under terms similar to those required for GSE loans. Borrowers who request COVID-19 related hardship assistance are asked to complete a standardized hardship questionnaire, including documentation to support the COVID-19 related hardship claim. The materials are reviewed, along with the borrower's monthly payment status, to determine if the borrower is eligible for the three-month forbearance plan. If the borrower is not eligible, they are encouraged to apply for loss mitigation. In the event the COVID-19 related hardship is continuing at the end of the forbearance period, it may be extended for an additional period. At the end of the forbearance plan, the borrower may repay the amounts in a lump sum, or our Servicer will work with the borrower on repayment options or traditional loan modification options. Notwithstanding the foregoing, to the extent special rules apply to a mortgagor because of the jurisdiction or type of mortgage loan, the Servicer will comply with those rules. Our Servicer has extensive experience dealing with delinquent borrowers and we believe it is well positioned to react on our behalf to any increase in mortgage delinquencies. The following list shows the COVID-19 related forbearance activity in our mortgage loan portfolio as of November 1, 2021 :

•Number of COVID-19 forbearance relief inquiries: 1,208
•Number of COVID-19 forbearance relief granted: 337

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
•the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets; and
•the lack of a robust market for non-conforming mortgage loans we expect will reduce the pool of buyers due to tighter credit standards as a result of the COVID-19 pandemic.

The origination of subprime and alternative residential mortgage loans remains substantially below 2008 levels and the qualified mortgage and ability-to-repay rule requirements have put pressure on new originations. Additionally, many banks and other mortgage lenders have increased their credit standards and down payment requirements for originating new loans. Recent market disruption from the COVID-19 pandemic has reduced financing alternatives for borrowers not eligible for financing programs underwritten by the GSEs or the federal government.

The combination of these factors has also resulted in a significant number of families that cannot qualify to obtain new residential mortgage loans. We believe the U.S. federal regulations addressing “qualified mortgages” based on, among other factors such as employment status, debt-to-income level, impaired credit history or lack of savings, limit mortgage loan availability from traditional mortgage lenders. In addition, we believe that many homeowners displaced by foreclosure or who either cannot afford to own or cannot be approved for a mortgage will prefer to live in single-family rental properties with similar characteristics and amenities to owned homes as well as smaller multi-family residential properties. In certain demographic areas, new households are being formed at a rate that exceeds the new homes being added to the market, which we believe favors future demand for non-federally guaranteed mortgage financing for single-family and smaller multi-family rental properties. For all these reasons, we believe that demand for single-family and smaller multi-family rental properties will continue to increase in the near term and remain at heightened levels for the foreseeable future.

We believe that investments in residential RPLs with positive equity provide an optimal investment value. As a result, we are currently focused on acquiring pools of RPLs, though we may acquire NPLs, either directly or with joint venture partners, if attractive opportunities exist. Through our Servicer, we work with our borrowers to improve their payment records. Once there is a period of continued performance, we expect that borrowers will typically refinance these loans at or near the estimated value of the underlying property.

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

Changes in Home Prices. As discussed above, generally, rising home prices are expected to positively affect our results, particularly as this should result in greater levels of re-performance of mortgage loans, faster refinancing of those mortgage loans, more re-capture of principal on greater than 100% LTV (loan-to-value) mortgage loans and increased recovery of the principal of the mortgage loans upon sale of any REO. Conversely, declining real estate prices are expected to negatively affect our results, particularly if the home prices should decline below our purchase price for the loans and especially if borrowers determine that it is better to strategically default as their equity in their homes decline. We typically concentrate our investments in specific urban geographic locations in which we expect stable or better property markets. However, when we analyze loan and property acquisitions we do not take home price appreciation ("HPA") into account except for rural properties for which we model negative HPA related to our expectation of worse than expected property condition. While we initially expected the COVID-19 outbreak to have a material downward effect on home prices, we are generally seeing increases in HPA in our target markets. A significant decline in HPA could have an adverse impact on our operating results.

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

Market Conditions. Due to the dramatic repricing of real estate assets that occurred during the 2008 financial crisis and the continuing uncertainty regarding the direction and strength of the real estate markets including as a result of the COVID-19 pandemic, we believe a void in the debt and equity capital available for investing in real estate exists as many financial institutions, insurance companies, finance companies and fund managers have determined to reduce or discontinue investment in debt or equity related to real estate. We believe the dislocations in the residential real estate market have resulted or will result in an “over-correction” in the repricing of real estate assets, creating a potential opportunity for us to capitalize on these market dislocations and capital void to the extent we are able to obtain financing for additional purchases.

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

Critical Accounting Policies and Estimates

Mortgage Loans

Purchased Credit Deteriorated Loans ("PCD Loans") — As of their acquisition date, the loans we acquired have generally suffered some credit deterioration subsequent to origination. As a result, our recognition of interest income for PCD loans is based upon our having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, we use expected cash flows to apply the effective interest method of income recognition. We adopted ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL using the prospective transition approach for PCD assets on January 1, 2020. At the time, $10.2 million of loan discount was reclassified to the allowance for expected credit losses with no net impact on the amortized cost basis of the portfolio.

Acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. We may adjust our loan pools as the underlying risk factors change over time. We have aggregated our mortgage loan portfolio into loan pools based on similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as interest income in the period the loan pays in full.

Our accounting for PCD loans gives rise to an accretable yield and an allowance for expected credit losses. Upon the acquisition of PCD loans we record the acquisition as three separate elements for (i) the amount of purchase discount which we expect to recover through eventual repayment by the borrower, (ii) an allowance for future expected credit loss and (iii) the unpaid principal balance (“UPB”) of the loan. The purchase price discount which we expect at the time of acquisition to collect over the life of the loans is the accretable yield. Cash flows expected at acquisition include all cash flows directly related to the acquired loan, including those expected from the underlying collateral. We recognize the accretable yield as interest income on a prospective level yield basis over the life of the pool. Our expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. The net present value of changes in expected cash flows, whether caused by timing or loan performance, is reported in the period in which it arises and is reflected as an increase or decrease in the provision for expected credit losses to the extent a provision for expected credit losses is recorded against the pool of mortgage loans. If no provision for expected credit losses is recorded against the pool of assets, the increase in expected future cash flows is recognized prospectively as an increase in yield.

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

We account for our non-PCD loans by estimating any allowance for expected credit losses for our non-PCD loans based on historical experience and the risk characteristics of the individual loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans.

If necessary, an allowance for expected credit losses is established through a provision for loan losses. The allowance is the difference between the net present value of the expected future cash flows from the loan and the contractual balance due.

Investments in Securities at Fair Value

Our Investments in Securities at Fair Value consist of investments in senior and subordinated notes issued by joint ventures, which we form with third party institutional accredited investors. We recognize income on the debt securities using the effective interest method. Additionally, the notes are classified as available-for-sale and are carried at fair value with changes in fair value reflected in our consolidated statements of comprehensive income. We mark our investments to fair value using prices received from our financing counterparties and believe any unrealized losses on our debt securities are expected to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in our consolidated statements of income. Risks inherent in our debt securities portfolio, affecting both the valuation of the securities as well as the portfolio’s interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the pandemic, and damage to or delay in realizing the value of the underlying collateral. We monitor the credit quality of the mortgage loans underlying our debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, we assess the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluate whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

Our Investments in beneficial interests consist of investments in the trust certificates issued by joint ventures which we form with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. We account for our Investments in beneficial interests under CECL, as discussed under Mortgage Loans. The methodology is similar to that described in “Mortgage Loans” except that we only recognize the ratable share of gain, loss income or expense. We account for each beneficial interest individually.

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

Repurchase Facilities — We enter into repurchase financing facilities under which we nominally sell assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets at a price equal to the sold amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. At the maturity of a repurchase financing, unless the repurchase financing is renewed, we are required to repay the borrowing including any accrued interest and concurrently receive back our pledged collateral from the lender. The repurchase financings are treated as collateralized financing transactions; pledged assets are recorded as assets in our consolidated balance sheets, and debt is recognized at the contractual amount. Interest is recorded at the contractual amount on an accrual basis. Costs associated with the set-up of a repurchasing contract are recorded as deferred expense at inception and amortized over the contractual life of the agreement. Any draw fees associated with individual transactions and any facility fees assessed on the amounts outstanding are recorded as expense when incurred.

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

Our investments in beneficial interests are trust certificates representing the residual investment in securitization trusts which we form with joint venture partners. The trust certificates represent the residual investment in the trust. We rely on our Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on our investments in beneficial interests.

Our ownership interest in the Manager is valued by applying an earnings multiple to base fee revenue.

Our ownership interests in AS Ajax E LLC and AS Ajax E II LLC are valued using estimates provided by financing counterparties and other publicly available information.

The fair value of our ownership interest in GAFS, including warrants, is determined by applying an earnings multiple to expected earnings.

The fair value of our ownership interest in Gaea is estimated using a projected net operating income for its property portfolio.

The fair value of our ownership interest in the loan pool LLCs is determined by using estimates of underlying assets and liabilities taken from our Manager's pricing model.

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

Our put option liability is adjusted to approximate market value through earnings. The put obligation is a fixed amount that may be settled in cash or shares of our common stock at our option. Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis of $9.5 million to the future put obligation of $50.7 million over the 39-month term of the put option liability. The fair value of the put option liability is measured quarterly with adjustments posted to our consolidated statements of income.

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

Property held-for-sale is carried at the lower of its acquisition basis or net realizable value. Net realizable value is determined based on broker price opinions (“BPOs”), appraisals, or other market indicators of fair value, which are then reduced by anticipated selling costs. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

The carrying values of our Cash and cash equivalents, Cash held in trust, Receivable from Servicer, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.

Recent Accounting Pronouncements

Refer to the notes to our interim financial statements for a description of relevant recent accounting pronouncements.

Results of Operations

Quarter Overview

For the three months ended September 30, 2021, we had net income attributable to common stockholders of $9.3 million, or $0.40 per share for basic and $0.38 per share for diluted common shares. For the three months ended September 30, 2020, we had net income attributable to common stockholders of $5.3 million, or $0.23 per share for basic and diluted common shares. Key items for the three months ended September 30, 2021 include:

•Interest income of $23.1 million; net interest income of $14.4 million
•Net income attributable to common stockholders of $9.3 million
•Basic earnings per common share of $0.40
•Book value per common share of $16.00 at September 30, 2021
•Taxable income of $0.43 per common share
•Formed one joint venture that acquired $517.7 million in UPB of mortgage loans with collateral values of $968.6 million and retained or acquired $54.7 million of varying classes of related securities issued by the joint venture to end the quarter with $479.6 million of investments in debt securities and beneficial interests
•Purchased $87.5 million of NPLs, with UPB of $90.9 million at 64.0% of property value, and $0.5 million of RPLs, with UPB of $0.5 million at 61.7% of property value to end the quarter with $1.0 billion in net mortgage loans
•In July 2021 we purchased $170.7 million of RPLs and NPLs into a joint venture securitization that was created in June 2021 with a securitized prefunding structure. We own 20.0% of this joint venture. The purchase price was 97.8% of UPB and 53.2% of underlying property value.
•Collected total cash of $82.8 million, from loan payments, sales of REO and collections from investments in debt securities and beneficial interests
•Held $92.8 million of cash and cash equivalents at September 30, 2021; average daily cash balance for the quarter was $89.2 million
•As of September 30, 2021, approximately 76.6% of portfolio based on UPB made at least 12 out of the last 12 payments

Our consolidated net income attributable to common stockholders increased $4.0 million for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020. The increase in our earnings compared to the quarter ended September 30, 2020 was primarily driven by a $3.1 million decrease in our interest expense. The increase in net interest income was primarily driven by the same decrease of $3.1 million in our interest expense of $8.6 million versus interest expense of $11.7 million in the third quarter of 2020. Our book value increased to $16.00 per common share from $15.59 at December 31, 2020 driven by increases in our earnings and our acquisition of our joint venture partner's share of Ajax Mortgage Loan Trusts 2018-C ("2018-C") in the first quarter, the repurchase of $7.5 million of our convertible senior notes and an increase in common equity resulting from net fair value adjustments of $3.0 million on our portfolio of debt securities recorded to Other comprehensive income since December 31, 2020.

We recorded $0.1 million in recoveries from previous impairments on our REO held-for-sale portfolio in the real estate operating expense line of our consolidated statement of income for the three months ended September 30, 2021 compared to $0.2 million of impairments for the three months ended September 30, 2020. The recovery of impairments for the quarter were driven primarily by increases in property values. Our quantity of REO properties increased during the quarter, with four properties sold in the third quarter of 2021 while 10 were added to REO held-for-sale through foreclosures or deed in lieu proceedings. Comparatively, during the three months ended September 30, 2020 we sold seven REO properties while adding five properties through foreclosures or deed in lieu proceedings.

Table 1: Results of Operations

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2021	2020	2021	2020
INCOME
Interest income	$23,054	$23,517	$70,137	$73,576
Interest expense	(8,609)	(11,727)	(27,743)	(37,855)
Net interest income	14,445	11,790	42,394	35,721
Net decrease in the net present value of expected credit losses(1)	3,678	4,440	13,927	4,591
Net interest income after the impact of changes in the net present value of expected credit losses	18,123	16,230	56,321	40,312
Income/(loss) from investments in affiliates	90	(25)	610	(465)
Other income	778	537	1,620	1,259
Total revenue, net	18,991	16,742	58,551	41,106
EXPENSE
Related party expense – loan servicing fees	1,743	1,848	5,275	5,798
Related party expense – management fee	2,292	2,264	6,835	6,206
Professional fees	526	576	1,929	2,113
Real estate operating expenses	(76)	173	197	1,273
Fair value adjustment on put option liability	2,493	1,766	6,638	3,016
Other expense	1,227	986	3,906	3,048
Total expense	8,205	7,613	24,780	21,454
Loss on debt extinguishment	—	253	1,072	661
Income before provision for income taxes	10,786	8,876	32,699	18,991
Provision for income taxes (benefit)	102	(16)	203	(215)
Consolidated net income	10,684	8,892	32,496	19,206
Less: consolidated net (loss)/income attributable to the non-controlling interest	(578)	1,662	(47)	3,493
Consolidated net income attributable to Company	11,262	7,230	32,543	15,713
Less: dividends on preferred stock	1,949	1,950	5,848	3,791
Consolidated net income attributable to common stockholders	$9,313	$5,280	$26,695	$11,922

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three and nine months ended September 30, 2021 and September 30, 2020, respectively. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. For the three months ended September 30, 2021 and 2020 net interest income after recording the impact of the net present value of decreases in expected credit losses increased to $18.1 million from $16.2 million, respectively, primarily as a result of a $3.1 million decrease in interest expense as we have secured lower funding costs for our loan and debt security portfolios. Additionally, for the three months ended September 30, 2021 and 2020, our net income included $3.7 million and $4.4 million from net decreases in the net present value of expected credit losses. Of the $3.7 million for the three months ended September 30, 2021, $0.9 million relates to our mortgage loan portfolio and $2.8 million to our investments in beneficial interests. Comparatively, during the three months ended September 30, 2020, of the $4.4 million, $3.0 million relates to our mortgage loan portfolio and $1.4 million to our investments in beneficial interests. For the nine months ended September 30, 2021 and 2020 net interest income after recording the impact of the net decrease in the net present value of expected credit losses increased to $56.3 million from $40.3 million, respectively, primarily as a result of a net $13.9 million impact of the net decrease in the net present value of expected credit losses for the nine months ended September 30, 2021 compared to a $4.6 million impact of the net decrease in the net present value of expected credit losses for the nine months ended September 30, 2020. Of the $13.9 million for the nine months ended September 30, 2021, $9.1 million relates to our mortgage loan portfolio and $4.8 million to our investments in beneficial interests. Comparatively, of the $4.6 million for the nine months ended September 30, 2020, $2.9 million relates to our mortgage loan portfolio and $1.7 million relates to our investments in beneficial interests. To date, the COVID-19 pandemic has not had a significant negative impact on our expected cash flows due to the continuing low rate environment and rising home prices.

Our gross interest income decreased by $0.4 million to $23.1 million in the quarter ended September 30, 2021 from $23.5 million in the quarter ended September 30, 2020 primarily due to a decrease in average yield. This was offset by a decrease in interest expense of $3.1 million to $8.6 million in the quarter ended September 30, 2021 from $11.7 million in the quarter ended September 30, 2020 primarily due to decreases in the average interest rates applicable to our borrowings. We expect our cost of funds to continue to remain low in the current interest rate and credit environment. Similarly, our gross interest income decreased by $3.5 million to $70.1 million in the nine months ended September 30, 2021 from $73.6 million in the nine months ended September 30, 2020 primarily due to a decrease in the average yield. This was offset by a decrease in interest expense of $10.2 million to $27.7 million in the nine months ended September 30, 2021 from $37.9 million in the nine months ended September 30, 2020 similarly due to decreases in the average interest rates applicable to our borrowings.

During the third quarter of 2021, we collected $82.8 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $56.4 million for the third quarter of 2020. These amounts exclude cash proceeds from the sale of debt securities. The increase in cash collections in 2021 is due to a higher volume of payoffs as borrowers continued to refinance or sell the underlying property.

The interest income detail for the three and nine months ended September 30, 2021 and 2020 are included in the table below ($ in thousands):

Table 2: Interest income detail

	Three months ended September 30,		Nine months ended September 30,
	2021	2020(1,2)	2021	2020(1,2)
Accretable yield recognized on RPL, NPL and SBC loans	$15,772	$18,311	$49,741	$58,661
Accretable yield recognized on beneficial interests	4,041	2,737	11,897	7,413
Interest income on debt securities	3,084	2,356	8,158	7,285
Other interest income/(loss)	114	38	119	(54)
Bank interest income	43	75	222	271
Interest income	$23,054	$23,517	$70,137	$73,576
Net decrease in the present value of expected credit losses(3)	3,678	4,440	13,927	4,591
Interest income after the impact of changes in the net present value of expected credit losses	$26,732	$27,957	$84,064	$78,167

(1)Includes reclass of loan and beneficial interest credit losses from net decrease in the present value of expected credit losses to accretable yield recognized on RPL, NPL and SBC loans and accretable yield recognized on beneficial interests, respectively.
(2)Previously presented combination of interest income on securities and accretable yield recognized on beneficial interests has been bifurcated to show each separately.
(3)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three and nine months ended September 30, 2021 and September 30, 2020, respectively. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The decrease in the accretable yield recognized on RPL, NPL and SBC loans is primarily driven by a decrease in the average balance of our mortgage loan portfolio from payoffs and paydowns exceeding new loan acquisitions, and the refinancing of the loans from Ajax Mortgage Trust 2017-D (“2017-D”) into an off-balance sheet trust which issued debt securities and beneficial interests. Accordingly, the loans subject to the refinancing, net of the senior bond that was retired, are now reflected in the average carrying value of debt securities and the average carrying value of beneficial interests. The average balance of our mortgage loan portfolio, debt securities, beneficial interests and debt outstanding for the three months ended September 30, 2021 and 2020 are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended September 30,
	2021	2020(1)
Average mortgage loan portfolio	$976,829	$1,097,046
Average carrying value of debt securities	$387,247	$259,433
Average carrying value of beneficial interests	$133,567	$71,576
Total average asset level debt	$1,044,125	$1,038,406

(1)Previously presented combination of average carrying value of debt securities and beneficial interests has been bifurcated to show average carrying value of debt securities and average carrying value of beneficial interests separately.

Other Income

Other income increased for the three and nine months ended September 30, 2021 over the comparable period in 2020. The increase for the three months ended is due to higher gain on sale for property held-for-sale and gain on sale of securities partially offset by lower income from the federal government's Home Affordable Modification Program ("HAMP") as more loans reached the five-year threshold and no additional fees are earned. Other income increased for the nine months ended September 30, 2021 primarily as a result of a Loss on sale of mortgage loans in 2020, increases in late fee income and a gain on the sale of securities compared with the comparable period in 2020. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net gain on sale of property held-for-sale	$375	$150	$572	$957
Gain on sale of securities	201	145	201	145
Late fee income	182	177	608	525
HAMP fees	26	59	105	311
Rental income	5	6	31	26
Loss on sale of mortgage loans	—	—	—	(705)
Other (loss)/income	(11)	—	103	—
Total Other income	$778	$537	$1,620	$1,259

Expenses

Total expenses increased for the three and nine months ended September 30, 2021 over the comparable periods in 2020 as a result of our put option amortization expense, and an increase in the Other expense category by an increase from a stock grant to members of our Board during the second quarter of 2021. These were partially offset by lower Professional fees and a recovery of impairments on three REO properties within the Real estate operating expenses line. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fair value adjustment on put option liability	$2,493	$1,766	$6,638	$3,016
Related party expense – management fee	2,292	2,264	6,835	6,206
Related party expense – loan servicing fees	1,743	1,848	5,275	5,798
Other expense	1,227	986	3,906	3,048
Professional fees	526	576	1,929	2,113
Real estate operating expenses	(76)	173	197	1,273
Total expenses	$8,205	$7,613	$24,780	$21,454

Other Expense

Other expense increased for the three and nine months ended September 30, 2021 over the comparable periods in 2020 primarily due to higher Insurance expense, Employee and service provider grants, and Directors' fees and grants, offset by cost recoveries from joint venture partners within Loan transaction expense, and lower Borrowing related expenses and Taxes and regulatory expense. A breakdown of Other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Insurance	$253	$238	$711	$606
Employee and service provider share grants	230	187	644	535
Directors' fees and grants	165	104	585	322
Other expense	159	72	376	230
Borrowing related expenses	138	227	471	615
Taxes and regulatory expense	105	198	349	395
Software licenses and amortization	86	90	261	224
Lien release non due diligence	64	13	167	104
Internal audit services	46	35	123	107
Travel, meals, entertainment	15	—	113	126
Loan transaction expense	(34)	(178)	106	(216)
Total Other expense	$1,227	$986	$3,906	$3,048

Equity and Net Book Value per Share

Our net book value per common share was $16.00 and $15.59 at September 30, 2021 and December 31, 2020, respectively. The increase in book value was primarily driven by our buyout of our joint venture partner's interest in 2018-C in the first quarter, the repurchase of $7.5 million of our convertible senior notes and an increase in common equity resulting from net fair value adjustments of $3.0 million on our portfolio of debt securities recorded to Other comprehensive income since December 31, 2020. While U.S. GAAP does not specifically define the parameters for calculating book value, we believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by dividing equity, after adjusting for the anticipated conversion of the senior convertible notes into shares of common stock, the subtraction of non-controlling interests and preferred shares classified in equity, and shares for Manager and director fees that were approved but still unissued as of the date indicated, unvested employee and service provider stock grants and the common shares from assumed conversion of our senior convertible notes. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	September 30, 2021	December 31, 2020
Outstanding shares	23,140,131	22,978,339
Adjustments for:
Unvested grants of restricted stock, and Manager and director shares earned but not issued as of the date indicated	3,580	4,280
Conversion of convertible senior notes into shares of common stock	7,315,929	7,834,299
Settlement of put option in shares(1)	—	—
Total adjusted shares outstanding	30,459,640	30,816,918

Equity at period end	$503,105	$514,491
Net increase in equity from expected conversion of convertible senior notes	102,762	110,250
Adjustment for equity due to preferred shares	(115,144)	(115,144)
Net adjustment for equity due to non-controlling interests	(3,281)	(29,130)
Adjusted equity	$487,442	$480,467
Book value per share	$16.00	$15.59

(1)The settlement of the put option in shares are not included in the calculation as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the three and nine months ended September 30, 2021, we purchased $0.5 million and $36.8 million of RPLs with UPB of $0.5 million and $41.7 million, respectively, at 61.7% and 57.7% of the underlying property value, respectively. Comparatively, for the three and nine months ended September 30, 2020 we purchased $41.2 million and $42.4 million of RPLs with UPB of $46.3 million and $48.2 million, respectively, at 63.0% and 61.9% of the underlying property value, respectively. For the three and nine months ended September 30, 2021, we purchased $87.5 million and $88.0 million of NPLs with UPB of $90.9 million and $91.5 million, respectively, at 64.0% and 63.9% of the underlying property value. Comparatively, for the three and nine months ended September 30, 2020 we purchased $0.5 million and $0.7 million of NPLs with UPB of $0.5 million and $0.7 million, respectively, at 72.0% and 69.2% of the underlying property value, respectively. For the three months ended September 30, 2021 we purchased no SBC loans; however, for the nine months ended September 30, 2021 we purchased $3.6 million of SBC loans with UPB of $3.6 million at 36.5% of the underlying property value. Comparatively, for both the three and nine months ended September 30, 2020, we purchased $1.8 million of SBC loans with UPB of $1.9 million at 47.1% of the underlying property value. We ended the period with $1.0 billion of net mortgage loans with an aggregate UPB of $1.1 billion as of September 30, 2021 and $1.1 billion of net mortgage loans with an aggregate UPB of $1.2 billion as of September 30, 2020.

The following table shows loan portfolio acquisitions for the three and nine months ended September 30, 2021, and 2020 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
RPLs
Count	4	244	241	270
UPB	$530	$46,291	$41,718	$48,243
Purchase price	$475	$41,170	$36,835	$42,375
Purchase price % of UPB	89.6%	88.9%	88.3%	87.8%
NPLs
Count	364	1	367	2
UPB	$90,862	$520	$91,527	$747
Purchase price	$87,537	$468	$87,984	$653
Purchase price % of UPB	96.3%	90.0%	96.1%	87.4%
SBC loans
Count	—	2	1	2
UPB	$—	$1,859	$3,611	$1,859
Purchase price	$—	$1,818	$3,603	$1,818
Purchase price % of UPB	—%	97.8%	99.8%	97.8%

During the three and nine months ended September 30, 2021, 183 and 1,292 mortgage loans, respectively, representing 3.7% and 23.1% of our ending UPB, respectively, were liquidated. Comparatively, during the three and nine months ended September 30, 2020, 119 and 382 mortgage loans, respectively, representing 2.0% and 8.3%, respectively, of our ending UPB, were liquidated. Our loan portfolio activity for the three and nine months ended September 30, 2021 and 2020 is presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	Three months ended September 30,
	2021		2020
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$955,628	$—	$1,080,617	$—
RPL, NPL and SBC portfolio acquisitions, net cost basis	88,012	—	43,455	—
Draws on SBC loans	3,022	—	—	—
Accretion recognized	15,772	—	18,311	—
Payments received on loans, net	(54,292)	—	(42,424)	—
Net reclassifications to mortgage loans held-for-sale, net	(30,963)	30,963	—	—
Reclassifications to REO	(1,739)	—	(603)	—
Decrease in net present value of expected credit losses on mortgage loans	908	—	2,996	—
Other	3	—	8	—
Ending carrying value	$976,351	$30,963	$1,102,360	$—

	Nine months ended September 30,
	2021		2020
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$1,119,372	$—	$1,151,469	$—
RPL, NPL and SBC portfolio acquisitions, net cost basis	128,422	—	44,846	—
Draws on SBC loans	10,366	—	—	—
Accretion recognized	49,741	—	58,661	—
Payments received on loans, net	(180,443)	—	(127,935)	—
Net reclassifications to mortgage loans held-for-sale, net	(159,733)	159,733	—	—
Reclassifications to REO	(3,013)	—	(1,515)	—
Sale of mortgage loans	—	—	(26,111)	—
Refinancing of 2017-D	—	(128,770)	—	—
Decrease in net present value of expected credit losses on mortgage loans	9,148	—	2,902	—
Other	2,491	—	43	—
Ending carrying value	$976,351	$30,963	$1,102,360	$—

Table 10: Portfolio Composition

As of September 30, 2021 and December 31, 2020, our portfolios consisted of the following ($ in thousands):

September 30, 2021		December 31, 2020(1,2)
No. of Loans	5,353	No. of Loans	6,031
Total UPB(3)	$1,071,034	Total UPB(3)	$1,204,804
Interest-Bearing Balance	$985,282	Interest-Bearing Balance	$1,127,499
Deferred Balance(4)	$85,752	Deferred Balance(4)	$77,305
Market Value of Collateral(5)	$1,925,879	Market Value of Collateral(5)	$1,967,419
Original Purchase Price/Total UPB	82.7%	Original Purchase Price/Total UPB	82.2%
Original Purchase Price/Market Value of Collateral	49.2%	Original Purchase Price/Market Value of Collateral	53.7%
Weighted Average Coupon	4.31%	Weighted Average Coupon	4.44%
Weighted Average LTV(6)	66.6%	Weighted Average LTV(6)	72.8%
Weighted Average Remaining Term (months)	296	Weighted Average Remaining Term (months)	297
No. of first liens	5,293	No. of first liens	5,973
No. of second liens	60	No. of second liens	58
No. of Rental Properties	—	No. of Rental Properties	6
Capital Invested in Rental Properties	$—	Capital Invested in Rental Properties	$710
RPLs	85.9%	RPLs	94.4%
NPLs	11.7%	NPLs	3.5%
SBC loans	2.4%	SBC loans	2.1%
No. of REO properties held-for-sale	31	No. of REO properties held-for-sale	32
Market Value of Other REO(7)	$6,971	Market Value of Other REO(7)	$8,105
Carrying value of debt securities and beneficial interests in trusts	$476,158	Carrying value of debt securities and beneficial interests in trusts	$369,330

September 30, 2021		December 31, 2020(1,2)
Loans with 12 for 12 payments as an approximate percentage of UPB (8)	76.6%	Loans with 12 for 12 payments as an approximate percentage of UPB (8)	71.9%
Loans with 24 for 24 payments as an approximate percentage of UPB (9)	68.8%	Loans with 24 for 24 payments as an approximate percentage of UPB (9)	65.1%

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
(3)At September 30, 2021 and December 31, 2020, our loan portfolio consists of fixed rate (60.1% of UPB), ARM (7.5% of UPB) and Hybrid ARM (32.4% of UPB); and fixed rate (53.5% of UPB), ARM (8.9% of UPB) and Hybrid ARM (37.6% of UPB), respectively.
(4)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(5)As of the reporting date.
(6)UPB as of September 30, 2021 and December 31, 2020, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of September 30, 2021 and December 31, 2020, respectively ($ in thousands):

Portfolio at September 30, 2021

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	578	2,937	1,657
UPB	$142,834	$660,411	$234,442
Mortgage loan portfolio by year of origination	13.8%	63.6%	22.6%
Loan Attributes:
Weighted average loan age (months)	96.0	175.7	215.1
Weighted average loan-to-value	63.1%	70.3%	56.6%
Delinquency Performance:
Current	66.1%	64.0%	62.6%
30 days delinquent	5.6%	5.2%	5.8%
60 days delinquent	2.1%	3.9%	4.5%
90+ days delinquent	19.9%	20.2%	20.5%
Foreclosure	6.3%	6.7%	6.6%

	Years of Origination
Mortgage loans held-for-sale, net	After 2008	2006 – 2008	2005 and prior
Number of loans	27	83	71
UPB	$5,121	$17,918	$10,308
Mortgage loan portfolio by year of origination	15.4%	53.7%	30.9%
Loan Attributes:
Weighted average loan age (months)	118.5	175.8	213.9
Weighted average loan-to-value	64.3%	85.5%	76.6%
Delinquency Performance:
Current	47.3%	52.0%	62.6%
30 days delinquent	—%	7.8%	6.1%
60 days delinquent	7.9%	3.8%	3.3%
90+ days delinquent	44.8%	29.2%	24.1%
Foreclosure	—%	7.2%	3.9%

Portfolio at December 31, 2020

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	639	3,471	1,921
UPB	$156,250	$780,956	$267,598
Mortgage loan portfolio by year of origination	13.0%	64.8%	22.2%
Loan Attributes:
Weighted average loan age (months)	91.0	166.7	205.8
Weighted average loan-to-value	69.4%	77.0%	62.6%
Delinquency Performance:
Current	53.0%	51.9%	53.3%
30 days delinquent	13.6%	11.4%	10.9%
60 days delinquent	3.8%	6.7%	6.8%
90+ days delinquent	25.3%	25.1%	25.4%
Foreclosure	4.3%	4.9%	3.6%

Table 12: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at September 30, 2021 and December 31, 2020 ($ in thousands):

September 30, 2021						December 31, 2020
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	737	$246,860	23.0%	$505,390	26.2%	CA	947	$329,725	27.4%	$589,225	30.0%
FL	919	179,712	16.8%	301,986	15.7%	FL	655	108,293	9.0%	174,849	8.9%
NY	319	99,916	9.3%	174,212	9.0%	NY	329	103,475	8.6%	177,524	9.0%
NJ	284	65,676	6.1%	96,021	5.0%	NJ	287	65,764	5.5%	89,389	4.5%
MD	205	49,973	4.7%	72,220	3.7%	MD	248	60,082	5.0%	77,693	4.0%
VA	165	36,020	3.4%	58,407	3.0%	GA	352	45,817	3.8%	71,586	3.7%
IL	199	34,839	3.3%	48,862	2.5%	VA	205	43,563	3.6%	63,132	3.2%
TX	328	34,065	3.2%	75,367	3.9%	TX	410	42,432	3.5%	81,810	4.2%
GA	260	31,906	3.0%	59,974	3.3%	IL	227	41,410	3.5%	54,379	2.8%
MA	143	28,777	2.7%	54,578	2.8%	MA	177	35,454	2.9%	61,220	3.1%
NC	195	28,010	2.6%	56,514	2.9%	NC	240	33,146	2.8%	52,217	2.7%

September 30, 2021						December 31, 2020
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
OR	62	22,910	2.1%	41,406	2.1%	AZ	150	29,765	2.5%	47,835	2.4%
AZ	109	21,168	2.0%	40,717	2.1%	OR	70	24,303	2.0%	46,279	2.4%
PA	171	19,813	1.8%	31,144	1.6%	WA	104	23,874	2.0%	43,784	2.2%
WA	81	18,766	1.8%	40,697	2.1%	PA	185	21,294	1.8%	31,248	1.6%
NV	71	13,304	1.2%	26,469	1.4%	NV	97	18,614	1.5%	30,344	1.5%
CT	70	12,162	1.1%	18,409	1.0%	SC	129	14,206	1.2%	22,213	1.1%
SC	110	11,838	1.1%	19,674	1.0%	CT	77	13,529	1.1%	18,115	0.9%
OH	91	10,810	1.0%	15,903	0.8%	MI	97	13,103	1.1%	19,832	1.0%
TN	96	9,767	0.9%	19,256	1.0%	OH	110	12,929	1.1%	17,843	0.9%
IN	91	8,112	0.8%	14,888	0.8%	TN	115	12,721	1.1%	22,690	1.2%
MI	69	8,069	0.8%	14,341	0.7%	CO	54	10,450	0.9%	22,665	1.2%
CO	37	7,591	0.7%	18,926	1.0%	MO	75	9,383	0.8%	12,545	0.6%
MO	55	6,400	0.6%	10,310	0.5%	IN	98	9,180	0.8%	14,476	0.7%
LA	64	6,269	0.6%	10,229	0.5%	MN	49	9,121	0.8%	13,242	0.7%
MN	33	5,813	0.5%	9,778	0.5%	LA	76	7,631	0.6%	11,910	0.6%
UT	33	5,016	0.5%	13,778	0.7%	UT	44	6,895	0.6%	14,932	0.8%
WI	38	4,837	0.5%	7,399	0.4%	DE	34	6,509	0.5%	7,999	0.4%
DE	26	4,825	0.5%	6,524	0.3%	HI	16	6,456	0.5%	9,305	0.5%
DC	13	4,369	0.4%	7,007	0.4%	DC	17	5,131	0.4%	8,138	0.4%
NM	25	3,926	0.4%	6,524	0.3%	WI	37	4,696	0.4%	6,385	0.3%
HI	9	3,512	0.3%	6,294	0.3%	NM	30	4,450	0.4%	6,207	0.3%
KY	29	3,452	0.3%	5,527	0.3%	KY	36	4,158	0.3%	6,032	0.3%
AL	39	3,211	0.3%	4,660	0.2%	AL	44	3,670	0.3%	4,891	0.2%
NH	14	2,683	0.3%	4,364	0.2%	NH	18	3,223	0.3%	5,087	0.3%
RI	10	2,243	0.2%	3,488	0.2%	RI	14	3,084	0.3%	4,481	0.2%
OK	22	2,119	0.2%	3,586	0.2%	OK	27	2,511	0.2%	3,827	0.2%
MS	24	1,850	0.2%	2,949	0.2%	MS	26	2,149	0.2%	3,168	0.2%
KS	21	1,537	0.1%	3,425	0.2%	IA	18	1,736	0.1%	2,267	0.1%
ME	9	1,305	0.1%	2,030	0.1%	ID	12	1,496	0.1%	2,971	0.2%
ID	10	1,176	0.1%	2,904	0.2%	AR	20	1,447	0.1%	2,016	0.1%
IA	13	1,090	0.1%	1,695	0.1%	KS	19	1,379	0.1%	2,897	0.1%
WV	14	1,065	0.1%	1,683	0.1%	ME	10	1,372	0.1%	1,801	0.1%
MT	6	1,009	0.1%	1,830	0.1%	WV	17	1,258	0.1%	1,830	0.1%
AR	15	869	0.1%	1,493	0.1%	MT	6	803	0.1%	1,336	0.1%
PR	5	588	0.1%	554	0.1%	SD	4	537	—%	872	—%
SD	4	529	—%	983	0.1%	NE	4	528	—%	603	—%
VT	2	397	—%	338	—%	PR	5	518	—%	592	—%
ND	3	390	—%	492	0.1%	VT	2	452	—%	518	—%
WY	2	246	—%	231	—%	WY	3	438	—%	356	—%
NE	2	188	—%	280	—%	ND	3	395	—%	472	—%
AK	1	56	—%	163	—%	AK	2	249	—%	391	—%
	5,353	$1,071,034	100.0%	$1,925,879	100.0%		6,031	$1,204,804	100.0%	$1,967,419	100.0%

(1)As of the reporting date.

Table 13: Debt Securities and Beneficial Interest Acquisitions

The following table shows our debt securities and beneficial interest acquisitions for the three and nine months ended September 30, 2021, and 2020 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Class A securities
UPB	$43,120	$67,076	$213,969	$116,952
Purchase price	$43,115	$65,956	$213,077	$115,558
Purchase price % of UPB	100.0%	98.3%	99.6%	98.8%
Class M securities
UPB	$1,943	$—	$1,943	$—
Purchase price	$1,943	$—	$1,943	$—
Purchase price % of UPB	100.0%	—%	100.0%	—%
Class B securities
UPB	$9,561	$5,267	$33,222	$9,923
Purchase price	$6,399	$5,194	$29,907	$9,817
Purchase price % of UPB	66.9%	98.6%	90.0%	98.9%
Beneficial interests
Purchase price	$3,213	$12,225	$42,680	$19,307

Liquidity and Capital Resources

Source and Uses of Cash

Our primary sources of cash have consisted of proceeds from our securities offerings, our secured borrowings, repurchase agreements, principal and interest payments on our loan portfolio, principal paydowns on securities, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include secured borrowings, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities). We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs. We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, dividend payments, and working capital, to the extent not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic may adversely impact our future operating cash flows due to the inability of some of our borrowers to make scheduled payments on time or at all, and the potential for HPA decline. From time to time, we may invest with third parties and acquire interests in loans and other real estate assets through investments in joint ventures using special purpose entities that can result in investments at fair value and investments in beneficial interests, which are included on our consolidated balance sheet.

As of September 30, 2021 and December 31, 2020, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, and beneficial interests. We also held approximately $92.8 million of cash and cash equivalents, a decrease of $14.3 million from our balance of $107.1 million at December 31, 2020. Our average daily cash balance during the quarter was $89.2 million, a decrease of $39.5 million from our average daily cash balance of $128.7 million during the three months ended December 31, 2020.

Our collections of principal and interest payments on mortgages and securities, payoffs and proceeds and on the sale of our property held-for-sale were $82.8 million and $231.9 million, respectively, for the three and nine months ended September 30, 2021 and $56.4 million and $176.6 million, respectively, for the three and nine months ended September 30, 2020.

Our operating cash outflows, including the effect of restricted cash, for the nine months ended September 30, 2021 and 2020 were $15.2 million and $6.1 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $34.8 million and $36.2 million for the nine months ended September 30, 2021 and 2020, respectively. Non-cash interest income accretion was $15.5 million and $22.8 million for the nine months ended September 30, 2021 and 2020, respectively. Interest income on beneficial interests was $12.3 million and $8.0 million during the nine months ended

September 30, 2021 and 2020, respectively. Interest income on debt securities was $8.2 million and $7.3 million during the nine months ended September 30, 2021 and 2020, respectively.

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

For the nine months ended September 30, 2021, our investing cash inflows of $54.9 million were driven by principal payments on and payoffs of our mortgage loan portfolio of $145.4 million, proceeds from the refinancing of our 2017-D mortgage loan trust of $126.0 million, principal payments on and payoffs of our debt securities and beneficial interests of $111.2 million and payoff and sale of our securities of $90.2 million, partially offset by the acquisitions of our debt securities and beneficial interests of $286.5 million and acquisitions of our mortgage loans of $128.4 million. For the nine months ended September 30, 2020 our investing cash inflow of $14.1 million was primarily driven by principal payments on and payoffs of our mortgage loan portfolio of $91.2 million, principal payments on and payoffs on debt securities and beneficial interests held as investments of $37.9 million and the sale of 26 mortgage loans to Gaea, an affiliated entity, in the amount of $25.4 million, partially offset by the acquisitions of our debt securities and beneficial interests of $144.7 million and acquisitions of mortgage loans of $44.8 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the nine months ended September 30, 2021, we had net financing cash outflows of $51.6 million primarily driven by repayments of $398.1 million on repurchase transaction and pay downs of existing debt obligations of $355.0 million on secured borrowings. We purchased the remaining 37% ownership of the Class B notes and trust certificates of 2018-C for a total of $17.2 million, and repurchased our senior convertible notes of $7.5 million, partially offset by additional borrowing through secured borrowings of $391.0 million and repurchase transactions of $376.3 million. For the nine months ended September 30, 2020, we had net cash inflows from financing activities of $62.9 million primarily driven from our issuance of preferred stock and warrants, net of any offering costs, for $125.0 million in a series of private placements to institutional accredited investors as well as from additional borrowing through repurchase transactions of $270.0 million and secured debt of $114.5 million, partially offset by repayments of $268.7 million on repurchase transactions, pay downs of existing debt obligations of $153.9 million on secured borrowings and repurchased our senior convertible notes of $10.5 million. For the nine months ended September 30, 2021 and 2020 we paid $19.3 million and $11.8 million, respectively, in combined dividends and distributions.

Financing Activities — Equity offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of September 30, 2021 we held 136,403 shares of treasury stock consisting of 87,939 shares received through distributions of our shares previously held by our Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under our approved stock repurchase plan. As of September 30, 2020 we held 50,173 shares of treasury stock received through distributions of our shares previously held by our Manager.

During 2020, we issued an aggregate of $130.0 million of preferred stock and warrants to institutional accredited investors in a series of private placements. We issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00, and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to us at a specified put price on or after July 6, 2023. Under U.S. GAAP, we are required to allocate the proceeds between the Preferred stock and warrants. The allocation of the proceeds, net of all offering costs, resulted in the Preferred series A shares receiving an allocation of $51.1 million, the Preferred series B shares receiving an allocation of $64.0 million and the warrants an allocation of $9.5 million. We mark the obligation for the warrants and future put liability to market though earnings. We are using the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with our investment strategy.

During the nine months ended September 30, 2021, we sold 9,073 shares of common stock for proceeds, net of issuance costs of $0.1 million under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. During the nine months ended September 30, 2020, we did not sell any shares of common stock under our At the Market program. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From our inception (January 30, 2014) to September 30, 2021, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See Table 17: Investments in joint ventures), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at September 30, 2021. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at September 30, 2021.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at September 30, 2021. Our rated secured borrowings are designated in the table below.

At March 31, 2021, our 2017-D secured borrowing contained Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. We had retained 50% of both the Class A notes and Class B certificates from 2017-D; and the assets and liabilities were included on our consolidated balance sheets. During the second quarter of 2021, the majority of the loans in 2017-D were refinanced in Ajax Mortgage Loan Trust 2021-C ("2021-C"). Based on the structure of the transaction we do not consolidate 2021-C under U.S. GAAP.

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

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at September 30, 2021 at their respective cutoff dates:

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

(1)The Class M notes are subordinated, sequential pay, fixed rate notes. We have retained the Class M notes, with the exception of Ajax Mortgage Loan Trust 2021-A.
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

During the first and second quarter of 2021, we completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million and $5.0 million, respectively, for total purchase prices of $2.4 million and $5.1 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarter of 2021 transactions were both zero. There were no convertible note repurchases during the third quarter of 2021. During the first and third quarter of 2020, we completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively. There were no convertible note repurchases during the second quarter of 2020.

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans, which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $150.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month LIBOR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have five repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are securities retained from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at September 30, 2021 and December 31, 2020 is as follows ($ in thousands):

Table 15: Repurchase Transactions by Maturity Date

			September 30, 2021
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
October 5, 2021	April 9, 2021	$31,326	$31,326	$37,953	121%	1.41%
October 6, 2021	July 6, 2021	7,073	7,073	8,745	124%	1.34%
October 6, 2021	July 6, 2021	4,150	4,150	5,057	122%	1.34%
October 6, 2021	July 6, 2021	3,343	3,343	4,761	142%	1.74%
October 12, 2021	July 12, 2021	5,242	5,242	6,572	125%	1.32%
October 15, 2021	July 15, 2021	5,553	5,553	6,627	119%	1.18%
October 20, 2021	July 20, 2021	10,879	10,879	12,889	118%	1.18%

			September 30, 2021
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
October 22, 2021	April 26, 2021	7,899	7,899	9,279	117%	1.11%
October 22, 2021	April 26, 2021	6,231	6,231	7,276	117%	1.11%
October 22, 2021	April 26, 2021	5,123	5,123	6,063	118%	1.11%
October 29, 2021	July 30, 2021	9,984	9,984	12,436	125%	1.33%
October 29, 2021	July 30, 2021	9,840	9,840	11,851	120%	1.33%
November 12, 2021	August 12, 2021	3,110	3,110	4,428	142%	1.72%
November 19, 2021	August 19, 2021	9,747	9,747	12,635	130%	1.33%
November 24, 2021	August 24, 2021	3,543	3,543	5,106	144%	1.73%
December 7, 2021	September 7, 2021	5,825	5,825	7,444	128%	1.12%
December 7, 2021	September 7, 2021	2,311	2,311	2,848	123%	1.12%
December 13, 2021	June 15, 2021	14,148	14,148	20,151	142%	1.35%
December 13, 2021	June 15, 2021	7,160	7,160	8,682	121%	1.15%
December 16, 2021	September 16, 2021	44,200	44,200	57,815	131%	1.12%
December 16, 2021	September 16, 2021	4,333	4,333	6,232	144%	1.37%
December 17, 2021	September 17, 2021	7,333	7,333	9,556	130%	1.32%
December 17, 2021	September 17, 2021	6,687	6,687	8,451	126%	1.32%
December 17, 2021	September 17, 2021	1,179	1,179	1,687	143%	1.72%
December 20, 2021	September 20, 2021	35,153	35,153	37,867	108%	0.57%
December 20, 2021	September 20, 2021	2,918	2,918	3,421	117%	0.87%
December 20, 2021	September 20, 2021	1,570	1,570	1,943	124%	1.07%
December 20, 2021	September 20, 2021	1,400	1,400	2,047	146%	1.47%
December 20, 2021	September 20, 2021	1,341	1,341	1,788	133%	1.32%
December 27, 2021	September 24, 2021	16,643	16,643	21,720	131%	1.33%
December 27, 2021	September 24, 2021	4,482	4,482	6,413	143%	1.73%
December 27, 2021	September 24, 2021	2,277	2,277	2,923	128%	1.33%
July 8, 2022	July 9, 2021	150,000	14,085	21,232	151%	2.58%
September 22, 2022	September 23, 2021	400,000	103,252	144,774	140%	2.58%
Totals/weighted averages		$832,003	$399,340	$518,672	130%	1.60%

			December 31, 2020
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2021	October 9, 2020	$35,635	$35,635	$46,120	129%	2.33%
January 6, 2021	September 28, 2020	7,697	7,697	10,075	131%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,114	129%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,044	130%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,575	129%	2.32%
January 14, 2021	October 29, 2020	6,991	6,991	8,738	125%	2.35%
January 20, 2021	October 20, 2020	13,263	13,263	16,582	125%	2.22%
January 29, 2021	October 30, 2020	7,762	7,762	9,702	125%	2.21%
January 29, 2021	October 30, 2020	7,153	7,153	9,537	133%	2.21%
February 1, 2021	December 1, 2020	12,258	12,258	16,052	131%	1.88%
February 1, 2021	December 1, 2020	12,015	12,015	15,794	131%	1.88%
February 1, 2021	December 1, 2020	5,298	5,298	6,895	130%	1.88%

			December 31, 2020
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
February 1, 2021	December 1, 2020	3,985	3,985	5,136	129%	1.88%
February 1, 2021	December 1, 2020	2,887	2,887	3,790	131%	1.88%
February 1, 2021	December 1, 2020	2,332	2,332	3,360	144%	2.03%
February 1, 2021	December 1, 2020	1,132	1,132	1,607	142%	2.03%
February 12, 2021	November 13, 2020	2,945	2,945	4,428	150%	2.02%
March 5, 2021	December 7, 2020	24,946	24,946	33,348	134%	1.78%
March 5, 2021	December 7, 2020	24,312	24,312	32,571	134%	1.78%
March 17, 2021	December 17, 2020	10,219	10,219	13,172	129%	1.78%
March 17, 2021	December 17, 2020	8,381	8,381	10,872	130%	1.78%
March 17, 2021	December 17, 2020	3,894	3,894	5,193	133%	1.78%
March 17, 2021	December 17, 2020	1,145	1,145	1,687	147%	1.93%
March 24, 2021	December 24, 2020	7,016	7,016	10,024	143%	1.94%
March 24, 2021	December 24, 2020	5,008	5,008	6,637	133%	1.79%
March 24, 2021	December 24, 2020	2,577	2,577	3,367	131%	1.79%
April 9, 2021	October 13, 2020	33,084	33,084	43,069	130%	2.35%
July 9, 2021	July 10, 2020	250,000	53,256	84,337	158%	2.64%
September 23, 2021	September 24, 2020	400,000	101,117	160,068	158%	2.65%
Totals/weighted averages		$916,759	$421,132	$595,599	141%	2.29%

As of September 30, 2021, we had $399.3 million outstanding under our repurchase transactions compared to $421.1 million as of December 31, 2020. The maximum month-end balance outstanding during the three months ended September 30, 2021 was $434.3 million, compared to a maximum month-end balance for the three months ended December 31, 2020, of $422.3 million. The following table presents certain details of our repurchase transactions for the three months ended September 30, 2021 and December 31, 2020 ($ in thousands):

Table 16: Repurchase Balances

	Three months ended
	September 30, 2021	December 31, 2020
Balance at the end of period	$399,340	$421,132
Maximum outstanding balance during the quarter	$434,322	$422,322
Average balance	$399,380	$417,973

The decrease in our average balance from $418.0 million for the three months ended December 31, 2020 to our average balance of $399.4 million for the three months ended September 30, 2021 was due to the securitization of certain assets previously on the repurchase lines.

As of September 30, 2021 and December 31, 2020, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability and our senior convertible notes.

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

On November 4, 2021, our Board of Directors declared a dividend of $0.24 per share, to be paid on November 29, 2021 to stockholders of record as of November 15, 2021. Our Management Agreement with our Manager requires the payment of an incentive fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock, all paid out within the applicable calendar year, paid out of our taxable income, exceeds of 8% (on an annualized basis) of our stock’s book value. During the three and nine months ended September 30, 2021 and September 30, 2020, we recorded no incentive fee payable to the Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 6.00% on an annualized basis of our book value of $16.00 per share at September 30, 2021. If our taxable income increases to the levels we experienced during 2019, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related party transactions.

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

A summary of our investments in joint ventures is presented below ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	—%	$—	$—
	Trust certificates	$22,759	—%	9.36%	$2,130	$128

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	—%	$—	$—
	Trust certificates	$28,447	—%	20.00%	$5,689	$2,860

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$11,667
	Trust certificates	$20,166	—%	20.00%	$4,033	$3,915

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	—%	$—	$—
	Class B notes due 2058	$8,035	5.25%	—%	$—	$—
	Trust certificates	$20,662	—%	20.00%	$4,132	$902

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	—%	$—	$—
	Class B notes due 2058	$16,800	5.25%	—%	$—	$—
	Trust certificates	$43,201	—%	20.00%	$8,640	$3,996

Ajax Mortgage Loan Trust 2018-G/ December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$21,340
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—%	25.00%	$10,414	$10,585

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$11,851
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—%	20.00%	$6,134	$6,137

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$12,436
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—%	15.00%	$5,880	$5,976

Ajax Mortgage Loan Trust 2019-C/ May 2019	Class A notes due 2058	$150,037	3.95%	5.00%	$7,502	$5,057
	Class B notes due 2058	$14,003	5.25%	34.00%	$4,761	$4,761
	Trust certificates	$36,009	—%	34.00%	$12,243	$12,417

Ajax Mortgage Loan Trust 2019-E/ September 2019	Class A notes due 2059	$181,101	3.00%	6.55%	$11,862	$6,627
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—%	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$6,572
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640
	Trust certificates	$33,941	—%	20.00%	$6,788	$6,820

Ajax Mortgage Loan Trust 2019-H/ December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$9,555
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,375

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$37,953

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained
	Class B notes due 2059	$23,276	3.50%		20.00%	$4,655		$4,428
	Trust certificates	$59,852	—%		20.00%	$11,970		$11,934

Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%		10.01%	$33,970		$2,848
	Class B notes due 2060	$21,754	5.00%		10.01%	$2,178		$2,178
	Trust certificates	$73,964	—%		10.01%	$7,404		$7,393

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%		10.01%	$33,105		$7,444
	Class B notes due 2060	$30,867	5.00%		10.01%	$3,090		$3,090
	Trust certificates	$79,373	—%		10.01%	$7,945		$7,934

Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%	$9,753		$8,683
	Class B notes due 2061	$18,170	3.72%		31.90%	$5,796		$5,796
	Trust certificates	$46,722	—%		31.90%	$14,904		$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%	$13,288		$12,635
	Class B notes due 2060	$25,529	4.00%		20.00%	$5,106		$5,106
	Trust certificates	$38,293	—%		20.00%	$7,659		$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(3)	10.01%	$43,119		$41,288
	Class M notes due 2060(2)	$19,415	2.94%		10.01%	$1,943		$1,943
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%	$3,835		$3,835
	Class B-3 notes due 2060	$29,253	3.73%		19.57%	$5,725		$5,726
	Trust certificates	$518,357	—%		19.57%	$101,471	(4)	$101,086

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		12.60%	$59,986		$57,815
	Class B notes due 2061	$49,463	3.75%		12.60%	$6,232		$6,232
	Trust certificates	$92,743	—%		12.60%	$11,686		$11,686

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%	$23,056		$21,720
	Class B notes due 2061	$32,995	3.75%		20.00%	$6,599		$6,413

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
	Trust certificates	$61,864	—%	20.00%	$12,373	$11,894

(1)Ajax Mortgage Loan Trust 2021-E ("2021-E") was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust intends to make an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)2021-E includes Class M notes.
(3)Weighted average of Class A notes.
(4)The trust certificate has no stated principal balance and is tied to the unpaid balance of the underlying mortgage loans.

Table 18: Contractual Obligations

A summary of our contractual obligations as of September 30, 2021 and December 31, 2020 is as follows ($ in thousands):

September 30, 2021	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$105,850	$—	$105,850	$—	$—
Borrowings under repurchase agreements	399,340	399,340	—	—	—
Interest on convertible senior notes	21,423	7,674	13,749	—	—
Interest on repurchase agreements	3,353	3,353	—	—	—
Put obligation on outstanding common stock warrants	50,707	—	50,707	—	—
Total	$580,673	$410,367	$170,306	$—	$—

December 31, 2020	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$113,350	$—	$—	$113,350	$—
Borrowings under repurchase agreements	421,132	421,132	—	—	—
Interest on convertible senior notes	29,105	8,218	16,436	4,451	—
Interest on repurchase agreements	3,345	3,345	—	—	—
Put obligation on outstanding common stock warrants	50,707	—	—	50,707	—
Total	$617,639	$432,695	$16,436	$168,508	$—

Our secured borrowings are not included in the table above as such borrowings are non-recourse to us and principal and interest are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Subsequent Events

Since quarter end, we have acquired 20 residential RPLs in two transactions from two different sellers, and one NPL in one transaction from a single seller, with aggregate UPB of $2.4 million and $0.4 million, respectively. The purchase price of the RPLs equaled was 68.8% of UPB and 47.3% of the estimated market value of the underlying collateral of $3.5 million. The purchase price of the NPL was 97.4% of UPB and 84.4% of the estimated market value of the underlying collateral of $0.4 million.

We have agreed to acquire, subject to due diligence, four residential RPLs in four transactions, and three NPLs in two transactions, with aggregate UPB of $1.7 million and $0.8 million, respectively. The purchase price of the residential RPLs is 96.5% of UPB and 70.3% of the estimated market value of the underlying collateral of $2.4 million. The purchase price of the NPLs is 93.9% of UPB and 61.8% of the estimated market value of the underlying collateral of $1.2 million.

We have agreed to acquire, subject to due diligence, 2,498 NPLs with aggregate UPB of $350.9 million in one transaction from a single seller. The purchase price is 103.5% of UPB and 49.4% of the estimated market value of the underlying collateral of $734.9 million. These loans are expected to be acquired through a joint venture with third party institutional accredited investors. We expect our ownership percentage to be approximately 16.3%.

On November 4, 2021, our Board of Directors declared a cash dividend of $0.24 per share to be paid on November 29, 2021 to stockholders of record as of November 15, 2021.

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

Item 2. Unregistered Sales of Securities

Unregistered Sales of Equity Securities

On August 9, 2021 we issued each of our five independent directors 805 shares of common stock in partial payment of their quarterly director fees for the second quarter of 2021. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: November 5, 2021	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)