Form 10-K
period 2021-12-31
Great Ajax Corp.
filed 2022-03-04
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $280,575,369 based on the price per share of $12.98, the closing price on June 30, 2021.

As of March 2, 2022, 23,149,282 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement with respect to its 2022 Annual Meeting of Stockholders are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations, ” “Business” and elsewhere in this Annual Report constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including but not limited to:

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
•our ability to convert NPLs to properties that can generate attractive returns, generally through sale;
•our ability to retain our engagement of our Manager;
•the failure of the Servicer to perform its obligations under the Servicing Agreement;
•our failure to qualify or maintain qualification as a real estate investment trust (“REIT”); and
•our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Accordingly, you should not rely upon forward-looking statements as an indication of future performance. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or will occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We undertake no obligation and do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events or otherwise, except as required by law.

Summary Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in shares of our common stock. See the detailed Risk Factors, beginning on page 15 of this document, for a more detailed discussion.

•If COVID-19, one of its variants, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations.

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

•Our inability to compete effectively in a highly competitive market could adversely affect our ability to implement our business strategy.

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

•Failure to comply with the tax regulations with respect to GA-TRS LLC ("GA-TRS") and GAJX Real Estate Corp. and any other taxable REIT subsidiary (“TRS”) that we form would jeopardize our REIT status and may result in the application of a 100% excise tax.

•Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.

Item 1. Business

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. We may also acquire or originate SBC loans. The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, we invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio, or, less frequently, through a direct acquisition. We may also target investments in NPLs either directly or with joint venture partners. NPLs are loans on which the most recent three payments have not been made.

We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer through GA-TRS, a wholly owned subsidiary of the Operating Partnership. We have elected to treat GA-TRS as a TRS under the Internal Revenue Code of 1986, as amended (the “Code”). Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

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

Our Operating Partnership, through interests in certain entities, as of December 31, 2021, owns 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities (“VIEs”), and we have determined that we are the primary beneficiary of the VIEs.

In 2018, we formed Gaea Real Estate Corp. (“Gaea”), as a wholly owned subsidiary of the Operating Partnership. We elected to treat Gaea as a TRS under the Code for 2018, and we elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings, LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties. On November 22, 2019, Gaea completed a private capital raise in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. We retained a 23.2% ownership interest in Gaea following the transaction. At December 31, 2021 we own approximately 22.8% of Gaea with the dilution driven by Gaea’s equity issuances.

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
•working, through our Servicer, to (1) support the continued performance of RPLs; (2) convert a portion of our NPLs to performing status; (3) determine the optimal loss mitigation strategy on an asset-by-asset basis; and (4) manage the process and timelines for converting NPLs to REO held-for-sale;
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

We price each loan pool we acquire on a loan-by-loan basis and focus on acquiring loans with the underlying property located in or in close proximity to specific urban centers where we believe that home price appreciation (“HPA”) will outpace the national market. We use proprietary models to predict probabilistic future cash flows for each loan and generate cash flow projections. Factors affecting our cash flow projections include resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Some of the variables used are the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents. For loan pool acquisitions, we target a 5% and above return on RPLs, including SBC loans, and a 7% and above return on NPLs, without taking into account or giving effect to any borrowings, which we refer to as an unlevered return. We analyze each RPL for re-default probability, loan-to-value ratio, interest rate and structure of the loan and the likely resolution method in the event the loan stops performing. Each RPL is analyzed through both a performing and non-performing path.

While we expect to purchase loans and real properties nationwide, we target specific urban centers (including densely populated suburbs) where we believe that an increasing number of families and young professionals prefer to live in areas that are in close proximity to employment centers, public transportation and retail and other amenities that are typically more common in such areas, creating liquidity and predictability, which we believe, provides greater potential for HPA. By focusing on urban centers and targeted densely populated suburbs we are able to more efficiently manage our portfolio and scale our Servicer's high-touch loan servicing platform. Our Manager has compiled data that suggests that HPA can vary significantly from neighborhood to neighborhood even within the same city. Our Manager’s proprietary analytics include inputs for economic and demographic data that includes unemployment rates, housing starts, crime rates, education, electoral participation and other variables that we believe closely correlate to property values. These analytics help us determine cities, neighborhoods and properties that we believe will experience HPA.

We seek to build concentrations of loans and real properties in certain markets. These markets include, but are not limited to, Phoenix, Arizona; Los Angeles and San Diego, California; Miami, Ft. Lauderdale, West Palm Beach, Orlando and Tampa, Florida; Atlanta, Georgia; New York and New Jersey metropolitan area; Charlotte, North Carolina; Houston and Dallas, Texas; Portland, Oregon; and Maryland and Virginia near Washington, DC. In addition to its experienced servicing staff, our Servicer has contracted with local experts in areas where it services a significant number of loans that provide local area market intelligence, monitor properties and can manage rehabilitation projects for REO properties. We believe having affiliated local experts and a centralized management team provides us a competitive advantage and leads to more informed decision-making and better execution.

The following provides further detail as to our RPL and SBC loan acquisition strategy:

•We purchase RPLs at a discount from UPB and a significant discount to underlying property value, but the borrower is required to pay interest on the full UPB, leading to a higher current yield. The borrower is also responsible for property taxes, insurance and maintenance, which are all costs that the owner of a REO would otherwise have to pay. In addition, to the extent that the UPB exceeds the home’s or commercial property’s value, the lender will benefit from all price appreciation, net of carrying and liquidation costs, until such time as the price exceeds the UPB plus any arrearages and expenses. While the return to the mortgage loan owner is thus capped, there is also risk mitigation if the REO value decreases, until the value is less than the price the lender paid for the loan.
•If an RPL becomes an NPL, we, through the Servicer, have a number of ways to mitigate our loss. These loss mitigation techniques include working with the borrower to achieve performance, including through modification of the mortgage loan terms as well as short sale, assisted deed-in-lieu of foreclosure, assisted deed-for-lease, foreclosure and other loss mitigation activities.

•We believe that under most market conditions we are generally able to purchase mortgage loans at lower prices than single-family REO properties because sellers of such loans are able to avoid paying the costs typically associated with sales of real estate, whether single-family residences or smaller commercial properties, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this motivates sellers to accept lower prices for the RPLs than they would if selling REO directly.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2021 and 2020 ($ in millions):

	As of December 31,
Our portfolio at year end:	2021	2020
Residential RPLs	$971.1	$1,057.5
Residential NPLs	119.5	38.7
SBC loans	19.3	23.2
Real estate owned properties, net	6.1	8.5
Investments in securities at fair value	355.2	273.8
Investment in beneficial interests	139.6	91.4
Total mortgage related assets	$1,610.8	$1,493.1

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

The following graphic outlines the process the Manager generally uses for assessing RPL and NPL portfolio purchase opportunities:

Investment Guidelines

All of our investment activities are conducted by our Manager on our behalf pursuant to the Third Amended and Restated Management Agreement with the Manager, which expires March 5, 2034 (the “Management Agreement”). Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

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

Any purchase of RPLs, SBC loans or real property is analyzed by the portfolio acquisition group. Our Manager may, without a vote of our stockholders, consider any investment consistent with our investment policy. We may also acquire single-family homes, smaller multi-family residential properties, smaller mixed use retail/residential/office properties and smaller commercial properties either upon foreclosure or other settlement of our owned NPLs or in the market and generally sell such property.

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

These derivative transactions will be entered into solely for risk management purposes, not for investment purposes. When undertaken, these derivative instruments likely will expose us to certain risks such as price and interest rate fluctuations, timing risk, volatility risk, credit risk, counterparty risk and changes in the liquidity of markets. Therefore, although we expect to transact in these derivative instruments purely for risk management, they may not adequately protect us from fluctuations in our financing interest rate obligations. No such derivative instruments are currently in use.

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

The base management fee equals 1.5% of our stockholders’ equity per annum, including equity equivalents such as our convertible senior notes, and is calculated and payable quarterly in arrears. We have the option to pay the management fee between 50% to 100% cash at our discretion, and pay the remainder in shares of our common stock. For purposes of calculating the management fee, our stockholders’ equity means: the sum of (i) the net proceeds from any issuances of common stock or other equity securities we or the Operating Partnership have issued (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) our and our Operating Partnership’s (without double counting) retained earnings calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that we or our Operating Partnership pays to repurchase shares of common stock since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in our consolidated financial statements prepared in accordance with U.S. GAAP, and (C) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our consolidated financial statements.

In the event we elect to pay the Manager in shares of our common stock, the calculation to determine the number of shares of our common stock to be issued to the Manager is outlined as follows. The initial $1.0 million of the quarterly base management fee is payable 75% in cash and 25% in shares of our common stock. Any amount of the base management fee in excess of $1.0 million is payable in shares of our common stock (at our discretion) until payment is 50% in cash and 50% in shares (the “50/50 split”). Any remaining amount of the quarterly base management fee after the 50/50 split threshold is reached may be payable in equal amounts of cash and shares (at our discretion). The quantity of common stock is determined based on the average of the closing prices of its common stock on the New York Stock Exchange (“NYSE”) on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. The Manager has agreed to hold any shares of common stock it receives as payment of the base management fee for at least three years from the date such shares of common stock are received.

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, of 20% of the amount by which total dividends on our common stock exceeds 8% of book value. However, no incentive fee may be paid to the Manager with respect to any calendar quarter unless our cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee is payable in shares of our common stock until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of our common stock and 80% of the remaining incentive fee is payable in cash. Our dividend payments are driven by our taxable income. If our taxable income continues at the levels we have recently experienced, we could continue to exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment.

We also reimburse the Manager for all third party, out-of-pocket costs it incurs for managing our business, including third party diligence and valuation consultants, legal expenses, auditors and other financial services. The reimbursement obligation is not subject to any dollar limitation. Expenses are generally reimbursed in cash on a monthly basis.

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

The Servicer

We are also a party to the Servicing Agreement (the “Servicing Agreement”), expiring July 8, 2029, with the Servicer. Our Servicer, Gregory, was formed by the members of our Manager’s management team to service “high-touch” assets, which are loans that require substantial and active interaction with the borrower for modification or other resolution. These loans are to less creditworthy borrowers or for properties the value of which has decreased and are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Our Servicer is licensed to service loans in all states where such license is required to conduct its business, and currently has mortgage loan origination staff who are licensed in 14 states. It also holds mortgage lending, debt collection or similar licenses in the states where such licenses are required. Our Servicer is a Freddie Mac authorized servicer, a Home Affordable Modification Program (“HAMP”) registered servicer, a Veterans Administration Servicer and has unsupervised Title II Mortgage authorization from the Federal Housing Administration (“FHA”). We own an 8.0% equity interest in the parent company of our Servicer and warrants to acquire an additional 12.0%, all held through a TRS.

Our Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreement, including Consumer Financial Protection Bureau (“CFPB”) mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act. These laws and regulations cover a wide range of topics. The laws and regulations are complex and vary greatly among the states and localities. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. From time to time, the Servicer may become party to certain regulatory inquiries or proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely the Servicer’s reputation.

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

Our preferred resolution methodology is typically to cause the RPLs to continue to perform and NPLs to perform through loan modification. Following a period of continued performance, we expect many borrowers will refinance these loans with other lenders at or near the estimated value of the underlying property, potentially generating attractive returns for us. We believe loan re-performance followed by refinancing generates near-term cash flows, provides the highest possible stable economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these newly performing loans. However, based on historical experience, we expect that many of our residential NPLs will enter into foreclosure, ultimately becoming REO that we can sell. If a REO property does not meet our investment criteria, we expect the Servicer to engage in REO liquidation and short sale processes to dispose of the property and generate cash for reinvestment in other acquisitions. We believe that our multifaceted resolution approach generally creates optimal stable returns, as all loans and REO may not be amenable to a single resolution strategy. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the assets to a TRS, prior to marketing the asset for sale. For more information regarding our resolution methodologies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Operating Results — Resolution Methodologies.”

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

Operating and Regulatory Structure

Tax Requirements

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Provided that we continue to maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to continue to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and non-U.S. taxes on our income. For example, for any business that we conduct through a TRS, the income generated by that subsidiary will be subject to U.S. federal, state and local income tax. GAJX Real Estate Corp. is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell certain REO purchased by us. GA-TRS is a wholly owned subsidiary of our Operating Partnership that owns our 19.8% equity interest in our Manager and our 8.0% interest in the parent of our Servicer. We have elected to treat both GAJX Real Estate Corp. and GA-TRS as TRSs under the Code.

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

Risks Related to Our Business

The outbreak of COVID-19 may adversely affect our business, financial condition, liquidity and results of operations.

The worldwide COVID-19 pandemic has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, one of its variants, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments, which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that have been or may be taken by various governmental authorities in response to the outbreak (such as quarantines, travel restrictions and mandated forbearance measures on mortgage collections) and the possible further impacts on the global economy. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business. Additionally, governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. We cannot know if these programs will be effective, sufficient or otherwise may have a positive material and adverse impact on our business.

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

Our business model depends on the acquisition of a steady supply of RPLs and NPLs, our ability to support continued performance by borrowers, the success of our loan modification and other resolution efforts and to a certain extent, the conversion of a portion of those loans to REO that we can then sell or rent. The number of RPLs and NPLs available for purchase may be reduced by uncertainty in the lending industry and the governmental sector and/or as a result of general economic conditions. Lenders have delayed foreclosure proceedings, offered payment forbearance, renegotiated interest rates, or refinanced loans for borrowers who face foreclosure.

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

The supply of RPLs, NPLs and SBC loans may decline over time as a result of higher credit standards for new loans and the prices for RPLs, NPLs and SBC loans may increase, which could materially and adversely affect us.

As a result of the continuing effects of the economic crisis in 2008, there has been an increased supply of RPLs and NPLs available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second-lien residential mortgage loans has dramatically declined as lenders have increased their standards of creditworthiness in originating new loans and fewer homeowners may go into NPL status on their residential mortgage loans. Lenders may continue to rely on heightened credit standards, in light of the economic effects of the COVID-19 crisis or other crises. In addition, the prices at which both residential and SBC RPLs can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a smaller supply of RPLs in the marketplace. For these reasons, along with the continuing slow rate of general improvement in the economy, the supply of RPLs and NPLs that we may acquire may decline over time, which could materially and adversely affect us.

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

We may be materially and adversely affected by risks affecting borrowers or any single-family rental properties in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

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

The frequency at which prepayments (including voluntary prepayments by borrowers, loan buyouts and liquidations due to defaults and foreclosures) occur on mortgage loans, including those underlying MBS, is affected by a variety of factors, including the impact of the COVID-19 pandemic, home price appreciation, prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the mortgage loans and any related MBS. These faster or slower than expected payments may adversely affect our profitability, although the effects vary because upon prepayment we can receive 100% of the remaining UPB that we had purchased at a significant discount.

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

Rising interest rates may reduce the desirability of refinancing existing mortgages by increasing a borrower’s monthly payments. Rising interest rates may also cause economic distress to borrowers with mortgage terms that subject them to market-based increases in interest rates. Consequently borrowers who might otherwise have refinanced their mortgages may not be able to do so on favorable terms. And borrowers with interest-rate sensitive mortgages may experience payment increases that preclude their ability to makes such payments in a timely manner, if at all. As a result, the duration of our resolution timelines may be extended, with an associated negative impact in our cash collections and/or our earnings.

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

The replacement of LIBOR with the Secured Overnight Financing Rate ("SOFR") may adversely affect our business and financial results.

On November 30, 2020, the Federal Reserve announced that LIBOR will be phased out and eventually replaced by June 2023. In the same announcement, banks were instructed to stop writing contracts using LIBOR by the end of 2021 and all contracts using LIBOR should wrap up by June 30, 2023. We expect that SOFR, published by Federal Reserve Bank of New York will replace U.S. Dollar LIBOR as the principal reference rate for U.S. Dollar-denominated floating rate instruments. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. Market participants are still considering how various types of financial instruments and securitization vehicles should be modified following a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate. No assurance can be provided that these uncertainties or their resolution will not adversely affect the use, level, and volatility of SOFR, LIBOR or other interest rates or the value of SOFR-based or LIBOR-based securities, including our mortgage loans. These uncertainties or their resolution also could negatively impact our loan and other asset values, interest income, funding costs, asset-liability management strategies, and other aspects of our business and financial results.

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

In particular, the Dodd-Frank Act resulted in a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the TILA, and the RESPA, aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements. Unpredictable events, such as the recent COVID-19 pandemic, may create economic shocks, to which federal, state, and local governments respond with new borrower and tenant rights and protections. Certain federal and state regulators continue to consider proposals to apply regulatory prudential standards to nonbank servicers, which may impact how our service providers, including the Servicer, are regulated. In addition, the current presidential administration may focus supervision and enforcement tools more aggressively on residential mortgage lenders and servicers, which could result in increased regulatory scrutiny and potentially increased penalties assessed for determinations of non-compliance with applicable requirements.

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

We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer through GA-TRS, with warrants to purchase an additional equity interest in GAFS. Flexpoint Great Ajax Holdings LLC (“Flexpoint REIT Investor”) an affiliate of an investment fund managed by Flexpoint Ford LLC is one of our larger investors and owns 17.3% of our shares of series A preferred stock as of March 2, 2022. Also, investors consisting of an investment fund for which Wellington Management Company LLP is the investment adviser and one or more other investment advisory clients of Wellington Management Company LLP (collectively, the “Wellington Investors”) owns 17.11% of our outstanding common stock as of March 2, 2022. In addition, Flexpoint REIT Investor and one of the Wellington Investors each own 26.73% of our Manager, and 9.03% of Great Ajax FS LLC (“GAFS”), the parent of the Servicer, with warrants to purchase an additional equity interest in GAFS. Mr. Mendelsohn controls 50% of the manager of Aspen, which owns a 26.73% investment in our Manager and a 73.94% interest in GAFS, and has certain economic and/or management rights with respect to approximately 9.22% of the interests in Aspen. Furthermore, each of our executive officers is an executive officer of our Manager or the Servicer or both and has interests in our relationship with them that may be different from the interests of our stockholders. In particular, these individuals, other than the chief financial officer, have a direct interest in the financial success of our Manager or the Servicer, which may encourage these individuals to support strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and our Manager, our Servicer, Aspen or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence — Agreements with Anchor Investors.”

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are shared with our Manager and our Servicer and are located in 13190 SW 68th Parkway, Suite 110 Tigard, OR 97223. The lease for these premises expires on July 31, 2030; we are not responsible for any lease costs.

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

Holders

As of March 2, 2022, there were 203 common stockholders of record.

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

Performance Graph

The following graph shows the cumulative total shareholder return at market close on February 13, 2015 (the first day of trading of our common stock) through December 31, 2021 for (1) our common stock ("AJX"), (2) the Russell 2000 and (3) the FTSE NAREIT Mortgage REIT index (“FNMR”). The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on February 13, 2015, the first day on which our shares were listed on the NYSE, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

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

For the years ended December 31, 2021 and December 31, 2020, we repurchased 1,220 and 48,464 shares, respectively, of our common stock through open market transactions. Additionally, for the years ended December 31, 2021 and 2020, we received 38,907 and 25,531 shares, respectively, of our own common stock in settlement of earnings distributions from our investment in our Manager. A summary of the repurchase activity for the years ended December 31, 2021 and December 31, 2020 is set forth in the table below ($ in thousands, except for per share amounts):

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 - December 31, 2020	48,464	$8.98	48,464	$24,564
January 1 - December 31, 2021	1,220	$13.49	49,684	$24,547

Unregistered Sales of Securities

In private placement transactions in 2021 pursuant to Section 4(a)(2) of the Securities Act, we issued our five independent directors an aggregate of 11,550 shares of our common stock on May 10, 2021, August 9, 2021 and November 8, 2021 in payment of part of their quarterly director fees for 2021. Of the five independent directors, four were in their positions during the fourth quarter of 2020 and were issued an aggregate of 4,280 shares of our common stock on March 8, 2021 in payment of part of their quarterly director fees.

In private placement transactions in 2020 pursuant to Section 4(a)(2) of the Securities Act, we issued our four independent directors an aggregate of 12,784 shares of our common stock on May 7, 2020, August 6, 2020 and November 9, 2020 in payment of part of their quarterly director fees for 2020 and 2,600 shares of our common stock on March 5, 2020 in payment of part of their quarterly director fees for the fourth quarter of 2019.

In private placement transactions in 2019 pursuant to Section 4(a)(2) of the Securities Act, we issued 9,470 shares of our common stock to the Manager on May 8, 2019 and November 7, 2019 in payment of the stock-based portion of the incentive fee due for 2019 and we issued 1,549 shares of our common stock to the Manager on February 19, 2019 in payment of the stock-based portion of the incentive fee for the fourth quarter of 2018. We issued 175,211 shares of our common stock to the Manager on May 8, 2019, August 8, 2019 and November 7, 2019 in payment of the stock-based portion of the management fee expense due for 2019, and we issued 51,007 shares of our common stock on March 6, 2019 in payment of the stock-based portion of the management fee for the fourth quarter of 2018. We issued our four independent directors an aggregate of 8,348 shares of our common stock May 8, 2019, August 8, 2019 and November 7, 2019 in payment of part of their quarterly director fees for 2019 and we issued 2,424 shares of our common stock on March 6, 2019 in payment of part of their quarterly director fees for the fourth quarter of 2018.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. We may also acquire or originate SBC loans. The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, we invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio, or, less frequently, through a direct acquisition. We may also target investments in NPLs either directly or with joint venture partners. NPLs are loans on which the most recent three payments have not been made. We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer through GA-TRS, a wholly owned subsidiary of the Operating Partnership. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

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

Our Operating Partnership, through interests in certain entities as of December 31, 2021, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and we have determined that we are the primary beneficiary the VIEs.

In 2018, we formed Gaea as a wholly owned subsidiary of the Operating Partnership. We elected to treat Gaea as a TRS under the Code for 2018, and we elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly owned subsidiary of Gaea, to hold investments in commercial real estate assets. We also formed BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings, LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties. On November 22, 2019, Gaea completed a private capital raise in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow Gaea to continue to advance its investment strategy. We retained a 23.2% ownership interest in Gaea following the transaction. At December 31, 2021 we own approximately 22.8% of Gaea with the dilution driven by Gaea's equity issuances.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2021 and December 31, 2020 ($ in millions):

	December 31, 2021	December 31, 2020
Residential RPLs	$971.1	$1,057.5
Residential NPLs	119.5	38.7
SBC loans	19.3	23.2
Real estate owned properties, net	6.1	8.5
Investments in securities at fair value	355.2	273.8
Investment in beneficial interests	139.6	91.4
Total mortgage related assets	$1,610.8	$1,493.1

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

The COVID-19 pandemic began to meaningfully impact our operations in late March 2020 and any continuing disruption was reflected in our results of operations for the year ended December 31, 2021. The pandemic has continued to significantly and adversely impact certain areas of the United States. As a result, our forecast of macroeconomic conditions and expected lifetime credit losses on our mortgage loan and beneficial interest portfolios is subject to meaningful uncertainty and volatility. While the majority of our borrowers continued to make scheduled payments and we continued to receive payments in full, at the beginning of the pandemic we acted swiftly to support our borrowers with a mortgage forbearance program. Borrowers who requested COVID-19 related hardship assistance were asked to complete a standardized hardship questionnaire, including documentation to support the COVID-19 related hardship claim. The materials were reviewed, along with the borrower's monthly payment status, to determine if the borrower was eligible for a three-month forbearance plan. If the borrower was not eligible, they were encouraged to apply for loss mitigation. In the event the COVID-19 related hardship continued at the end of the forbearance period, it was extended for an additional period. At the end of the forbearance plan, the borrower was either required to repay the deferred amounts in a lump sum or was provided a repayment plan. Notwithstanding the foregoing, to the extent special rules applied to a mortgagor because of the jurisdiction or type of mortgage loan, the Servicer complied with those rules. Our Servicer has extensive experience dealing with delinquent borrowers and was well positioned to react on our behalf to any increase in mortgage delinquencies. Although requests for COVID-19 related hardship assistance have largely diminished, any assistance that may be provided on an ongoing basis is consistent with the foregoing. The following list shows the COVID-19 related forbearance activity in our mortgage loan portfolio as of February 28, 2022:

•Current number of COVID-19 forbearance relief inquiries: 1,237
•Total number of COVID-19 forbearance relief granted: 391

We expect continued volatility in the residential mortgage loan and securities markets in the short term. Extended forbearance, foreclosure timelines and eviction timelines could result in lower yields and losses on our mortgage loan and beneficial interest portfolios and losses on our REO held-for-sale. Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans.

Through the end of the fourth quarter, the recent trends noted below have continued, including:

•historically low interest rates and elevated operating costs resulting from new regulatory requirements continue to drive sales of residential mortgage assets by banks and other mortgage lenders;
•higher prices, low inventory, tighter lending standards and increased down payment requirements are pricing first time homeowners out of the market
•the flight to the suburbs during COVID has increased the demand for single-family and multi-family residential rental properties;
•rising home prices are increasing homeowner equity and reducing the incidence of strategic default;
•rising prices have resulted in millions of homeowners being in the money to refinance;
•the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets; and
•historically low interest rates have increased prices for residential mortgage loans as investors search for yield in the market.

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

Resolution Methodologies. We, through the Servicer, or our affiliates, employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which an NPL is resolved will affect the amount and timing of revenue we will receive. Our preferred resolution methodology is typically to cause the RPLs to continue to perform and NPLs to perform through loan modification. Following a period of continued performance, we expect that borrowers will typically refinance these loans at or near the estimated value of the underlying property. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. In certain circumstances, we may also consider selling these modified loans. Through historical experience, we expect that many of our NPLs will enter into foreclosure or similar proceedings, ultimately becoming REO that we can sell. We expect the timelines for these different processes to vary significantly. The exact nature of resolution will depend on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. To avoid the 100% prohibited transaction tax on the sale of dealer property by a REIT, we may dispose of assets that may be treated as held “primarily for sale to customers in the ordinary course of a trade or business” by contributing or selling the asset to a TRS prior to marketing the asset for sale. The state of the real estate market and home prices will determine proceeds from any sale of real estate.

Conversion to Rental Property. From time to time we may retain an REO property as a rental property and may acquire rental properties through direct purchases at attractive prices. We do not expect to retain a material number of single family residential properties for use as rentals.

Expenses. Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the Servicing Agreement. Additionally, our Manager incurs direct, out-of-pocket costs related to managing our business, which are contractually reimbursable by us. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans under consideration for purchase. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties, and includes any charges for impairments to the carrying value of these assets, which may be significant. Those expenses may increase due to extended eviction timelines caused by the pandemic. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.

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

COVID-19 Pandemic. The pandemic has also impacted, and is likely to continue to impact, directly or indirectly, many of the other factors discussed above, as well as other aspects of our business. New developments continue to emerge and it is not possible for us to predict with certainty which factors will impact our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of the pandemic at this time due to, among other things, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the effectiveness of federal, state and local government efforts to contain the spread of COVID-19 and its variants, the effects of those efforts on our business, the indirect impact on the U.S. economy and economic activity and the impact on the mortgage markets and capital markets.

Critical Accounting Policies and Estimates

(See also Note 2 to the consolidated financial statements for a discussion of our significant accounting policies )

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make a number of judgments and assumptions that affect estimates of the reported amounts within our consolidated financial statements. Critical accounting estimates are important to the presentation of our financial condition and results of operations and require management to make difficult, complex, or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these estimates could have a material impact on our consolidated financial statements. For additional information about our critical accounting estimates and significant accounting policies, see the notes accompanying our consolidated financial statements.

Allowance for Credit Losses

The allowance for credit losses represents management's estimate of expected credit losses over the contractual term of the mortgage loans and applies to all of our loans classified as held for investment on our consolidated balance sheets. Determining the appropriateness of the allowance for credit losses is a complex process that is subject to estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that requires management to make judgments about matters that are difficult to predict, the most significant of which are the probability of default and the severity of expected credit losses. Management regularly evaluates the underlying estimates and models we use when determining the allowance for credit losses and updates our assumptions to reflect our historical experience and current view of broader market conditions.

To the extent actual loan performance differs from management's expectations, our allowance for credit losses could increase or decrease. While no single factor determines the level of our allowance for credit losses, expected borrower performance and underlying property value are two key drivers that factor into our scenario based cash flow projections. Our historical data has demonstrated the number of payments made by a borrower, either in succession or as an aggregate, to be a significant factor in predicting repayment. Additionally, we include an estimate of underlying property value. Accordingly, if our delinquency estimate is overstated and our valuation estimates are overstated, there could be a negative impact on our allowance for credit losses.

Based on our review of the key inputs and our methodology used, we believe our current allowance for credit losses is properly stated at December 31, 2021 and December 31, 2020.

Critical Accounting Policies

Mortgage Loans

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

We account for our non-PCD loans by estimating any allowance for expected credit losses for our non-PCD loans based on the risk characteristics of the individual loans. If necessary, an allowance for expected credit losses is established through a provision for loan losses. The allowance is the difference between the net present value of the expected future cash flows from the loan and the contractual balance due.

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

Fair Value

Fair Value of Financial Instruments — A fair value hierarchy has been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Results of Operations

For the year ended December 31, 2021, we had net income attributable to common stockholders of $34.1 million, or $1.48 per share for basic and $1.41 per share for diluted common shares. For the year ended December 31, 2020, we had net income attributable to common stockholders of $22.8 million or $1.00 per share for basic and diluted common shares. For the year ended December 31, 2019, we had net income attributable to common stockholders of $34.7 million, or $1.74 per share for basic and $1.59 for diluted common shares. Key items for the year ended December 31, 2021 include:

•Interest income of $93.4 million; net interest income of $56.6 million
•Net income attributable to common stockholders of $34.1 million
•Basic earnings per share of $1.48 per share
•Book value per share of $15.92 at December 31, 2021
•Taxable income of $1.55 per share
•Formed six joint ventures that acquired $2.4 billion in UPB of mortgage loans with collateral values of $4.4 billion and retained $342.9 million of varying classes of securities. Of the $2.4 billion, $1.3 billion of UPB relates to newly acquired joint ventures while $1.1 billion relates to joint ventures that were re-securitized
•Purchased $185.7 million of RPLs, with UPB of $191.3 million and 54.8% of property value, $91.5 million of NPLs, with UPB of $94.8 million and 63.6% of property value, and $9.0 million of SBC loans, with UPB of $8.9 million and 40.5% of property value, to end the year with $1.1 billion in net mortgage loans
•Collected total cash of $318.5 million, from loan payments, sales of REO and collections from investments in debt securities and beneficial interests
•Held $84.4 million of cash and cash equivalents at December 31, 2021; average daily cash balance was $99.1 million
•At December 31, 2021, 72.3% of our portfolio based on UPB had made at least the last 12 out of 12 payments

Our consolidated net income attributable to common stockholders increased $11.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by a $12.0 million decrease in our interest expense and a net decrease in the net present value of expected credit losses of $5.7 million. Our net interest income increased $7.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the same interest expense decrease of $12.0 million partially offset by a lower average balance and lower average yields of our mortgage loan portfolio. Comparatively, consolidated net income attributable to common stockholders decreased $11.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to lower other income as we sold 26 mortgage loans with a carrying value of $26.1 million and UPB of $26.2 million for a loss of $0.7 million during the year ended 2020 compared to 965 mortgage loans sold with a carrying value of $178.8 million and UPB of $202.1 million for a gain of $7.1 million during the year ended 2019. This was partially offset by a net decrease in the net present value of expected credit losses of $12.6 million during the year ended 2020 compared to a net increase in the net present value of expected credit losses of $0.8 million in 2019. Our net interest income decreased $3.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a lower average balance of our mortgage loan portfolio offset by an increase in the average balance of our debt securities and beneficial interests.

Our book value increased to $15.92 per common share from $15.59 at December 31, 2021 and December 31, 2020, respectively, an increase of $0.33. The increase is driven by our buyout of our joint venture partner's interest in Ajax Mortgage Loan Trust 2018-C ("2018-C") in the first quarter of 2021 and the sale of the loans from Ajax Mortgage Loan Trust 2017-D ("2017-D"), both of which reduced our non-controlling interest. Net book value also increased due to the repurchase of $8.8 million of our convertible senior notes and an increase in common equity resulting from net fair value adjustments of $0.6 million on our portfolio of debt securities recorded to Other comprehensive income since December 31, 2020.

We recorded income from our investment in affiliates of $0.7 million for the year ended December 31, 2021, a loss of $0.2 million for the year ended 2020 and income of $1.3 million for the year ended 2019. The primary driver of the change year over year is the flow-through impact of the mark to market on shares of our stock held by our Manager and our Servicer. We account for our investments in our Manager and our Servicer using the equity method of accounting.

We recorded $0.3 million in impairments on our REO held-for-sale portfolio in real estate operating expense for the year ended December 31, 2021 compared to $1.4 million for the year ended 2020 and $2.1 million for the year ended 2019. Impairments during the year were driven primarily by the costs of holding the properties. We continue to liquidate our REO properties held-for-sale at a faster rate than we acquire properties, with 33 properties sold during the year ended December 31, 2021 while 26 were added to REO held-for-sale through foreclosures and direct purchase. During the year ended December 31, 2020 we sold 50 REO properties while adding 20 through foreclosures.

Table 1: Results of Operations

	For the year ended December 31,
($ in thousands)	2021	2020	2019
INCOME
Interest income	$93,383	$98,336	$112,416
Interest expense	(36,742)	(48,692)	(59,325)
Net interest income	56,641	49,644	53,091
Net decrease/(increase) in the net present value of expected credit losses(1)	18,223	12,555	(803)
Net interest income after the impact of changes in the net present value of expected credit losses	74,864	62,199	52,288
Income/(loss) from investment in affiliates	699	(155)	1,332
Other income	2,385	1,567	11,299
Total revenue, net	77,948	63,611	64,919
EXPENSE
Related party expense – loan servicing fees	7,433	7,678	9,133
Related party expense – management fee	9,116	8,456	7,356
Professional fees	2,940	2,834	2,550
Real estate operating expenses	328	1,482	3,685
Fair value adjustment on put option	9,462	4,733	—
Other expense	5,221	4,284	4,553
Total expense	34,500	29,467	27,277
Loss on debt extinguishment	1,439	661	429
Income before provision for income taxes	42,009	33,483	37,213
Provision for income taxes (benefit)	234	(125)	124
Consolidated net income	41,775	33,608	37,089
Less: consolidated net (loss)/income attributable to the non-controlling interest	(80)	5,112	2,384
Consolidated net income attributable to Company	41,855	28,496	34,705
Less: dividends on preferred stock	7,798	5,740	—
Consolidated net income attributable to common stockholders	$34,057	$22,756	$34,705

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during the years ended December 31, 2021, December 31, 2020, and December 31, 2019. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Net interest income after recording the impact of the net present value of decreases in expected credit losses increased to $74.9 million for the year ended December 31, 2021 from $62.2 million for the year ended December 31, 2020 and $52.3 million for the year ended December 31, 2019 primarily as a result of a net $18.2 million impact of the net decrease in the net present value of expected credit losses for the year ended December 31, 2021 compared to a $12.6 million decrease for the year ended December 31, 2020 and a net increase in the net present value of expected credit losses of $0.8 million for the year ended December 31, 2019. Of the $18.2 million for the year ended December 31, 2021, $13.7 million relates to our mortgage loan portfolio and $4.6 million to our investments in beneficial interests. Comparatively, of the $12.6 million for the year ended December 31, 2020, $9.4 million relates to our mortgage loan portfolio and $3.2 million to our investments in beneficial interests. Of the $0.8 million for the year ended December 31, 2019, all $0.8 million relates to our mortgage loan portfolio. To date, the COVID-19 pandemic has not had a significant negative impact on our expected cash flows due to the low interest rate environment and rising home prices.

Our gross interest income before the effect of the net present value of decreases in expected credit losses decreased by $5.0 million to $93.4 million in the year ended December 31, 2021 from $98.3 million in the year ended 2020 primarily due to a lower average balance and lower average yields of our mortgage loan portfolio. This was offset by a decrease of $12.0 million in interest expense to $36.7 million in the year ended December 31, 2021 from $48.7 million in the year ended December 31, 2020 primarily due to decreases in the average interest rates applicable to our borrowings. Similarly, our gross interest income decreased by $14.1 million to $98.3 million in the year ended December 31, 2020 from $112.4 million in the year ended December 31, 2019 primarily due to a decrease in average yield. This was offset by a decrease in interest expense of $10.6 million to $48.7 million in the year ended December 31, 2020 from $59.3 million in the year ended December 31, 2019 similarly due to a decrease in the average interest rates applicable to our borrowings.

During the year ended December 31, 2021, we collected $318.5 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $240.3 million in the year ended 2020 and $253.6 million in the year ended 2019. These amounts exclude any cash proceeds from sales of debt securities. The increase in cash collections in 2021 compared to 2020 is due to a higher volume of payoffs on mortgage loans as borrowers continued to refinance or sell the underlying property, while conversely the decrease in cash collections in 2020 compared to 2019 was driven by lower volumes of loan payoffs, partially offset by higher cash collections on securities.

The interest income detail for the years ended December 31, 2021, 2020 and 2019 is included in the table below ($ in thousands):

Table 2: Interest income detail

	For the year ended December 31,
	2021	2020(1)	2019(1)
Accretable yield recognized on RPL, NPL and SBC loans	$66,459	$76,769	$97,942
Accretable yield recognized on beneficial interests	15,540	11,091	6,426
Interest income on debt securities	10,963	9,852	6,655
Bank interest income	261	346	1,031
Other interest income	160	278	362
Interest income	$93,383	$98,336	$112,416
Net decrease/(increase) in the present value of expected credit losses(2)	18,223	12,555	(803)
Interest income after the impact of changes in the net present value of expected credit losses	$111,606	$110,891	$111,613

(1)Includes reclass of loan and beneficial interest credit losses from net decrease in the present value of expected credit losses to accretable yield recognized on RPL, NPL and SBC loans and accretable yield recognized on beneficial interests, respectively.
(2)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during the years ended December 31, 2021, 2020 and 2019. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The decrease in the accretable yield recognized on RPL, NPL and SBC loans is driven by decreases in the average yield and average balance of our mortgage loan portfolio. The average balance of our portfolio declined primarily as a result of significantly higher levels of prepayments on our mortgage loans and from the timing of loan acquisitions and sales during the year. The average carrying balances of our mortgage loan portfolio, debt securities, beneficial interests and debt outstanding for the years ended December 31, 2021 and 2020 are included in the table below ($ in thousands):

Table 3: Average Balances

	For the year ended December 31,
	2021	2020
Mortgage loan portfolio	$1,028,528	$1,103,472
Average carrying value of debt securities	$325,543	$261,320
Average carrying value of beneficial interests	$118,303	$71,195
Total average asset backed debt	$1,053,572	$1,043,445

Our average balance in mortgage loans declined primarily as a result of significantly higher levels of prepayments on our mortgage loans and from the timing of loan acquisitions and sales during the year.

Other Income

Other income increased for the year ended December 31, 2021 as compared to the year ended 2020 primarily due to increases in late fee income and a gain on sale of mortgage loans in 2021 versus a loss in 2020. Other income decreased for the year ended December 31, 2020 as compared to the year ended 2019 primarily as a result of a gain on sale of mortgage loans in 2019 versus a loss in 2020, decreased rental income in 2020 from the impact on our rental portfolio of our Gaea capital raise in November 2019 and lower income from the federal government’s HAMP program as more loans reached the five-year threshold beyond which no additional fees are earned. This was partially offset by a larger gain on sales of property held-for-sale and gain on sale of securities in 2020 compared to 2019. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income

	For the year ended December 31,
	2021	2020	2019
Late fee income	$1,046	$700	$779
Net gain on sale of Property held-for-sale	893	1,011	610
Gain on sale of securities	201	145	8
Gain/(loss) on sale of mortgage loans	122	(705)	7,123
HAMP fees	119	370	836
Rental Income	36	42	1,943
Other (loss)/income	(32)	4	—
Total Other Income	$2,385	$1,567	$11,299

Expenses

Total expenses for the year ended December 31, 2021 increased from the year ended 2020 primarily as a result of our put option expense on our outstanding common stock warrants. Similarly, the increase from 2019 to 2020 was a result of expense on the put option as well as an increase in management fees driven by an increase in our capital base as a result of our private placements of preferred stock and warrants completed during the second quarter of 2020. Our professional fees were higher in 2021 than 2020 and in 2020 from 2019 primarily from increases in fees for tax consulting and legal services. For the year ended December 31, 2021 as compared to the year ended 2020 and 2019 these increases were partially offset by lower loan servicing fees as a result of the lower average carrying balance of our mortgage loan portfolio due to increased investments in our joint ventures. Real estate operating expense decreased in 2021 by $1.2 million over 2020, due to lower impairment on our REO held-for-sale properties. Comparatively, real estate operating expense decreased by $2.2 million from 2019 to 2020 due to the carve out of Gaea and the related commercial property portfolio in November 2019. A breakdown of our expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	For the year ended December 31,
	2021	2020	2019
Fair value adjustment on put option liability	$9,462	$4,733	$—
Related party expense – management fee	9,116	8,456	7,356
Related party expense – loan servicing fees	7,433	7,678	9,133
Other expense	5,221	4,284	4,553
Professional fees	2,940	2,834	2,550
Real estate operating expense	328	1,482	3,685
Total expenses	$34,500	$29,467	$27,277

Other Expense

Other expense for the year ended December 31, 2021 increased from the year ended 2020 primarily due to employee and service provider grants, and directors' fees and grants, offset by lower travel expense and borrowing related expense. Other expense for the year ended 2020 decreased from 2019 primarily due to a recovery of loan transaction expense and lower employee and service provider grant expense, partially offset by increases primarily in insurance and borrowing related expenses and other miscellaneous expenses. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	For the year ended December 31,
	2021	2020	2019
Insurance	$964	$835	$695
Employee and service provider share grants	900	728	839
Directors' fees and grants	746	427	423
Borrowing related expenses	727	802	554
Other expense	433	355	266
Taxes and regulatory expense	427	481	478
Software licenses and amortization	407	302	227
Travel, meals, entertainment	193	265	293
Internal audit services	180	144	197
Lien release non due diligence	167	156	253
Loan transaction expense	77	(211)	328
Total other expense	$5,221	$4,284	$4,553

Equity and Net Book Value per Share

Our net book value per share was $15.92 and $15.59 at December 31, 2021 and 2020, respectively, an increase of $0.33. The increase in book value was primarily driven by our buyout of our joint venture partner's interest in 2018-C in the first quarter of 2021 and the sale of mortgage loans from 2017-D, both of which reduced non-controlling interest. Net book value also increased due to the repurchase of $8.8 million of our convertible senior notes and an increase in common equity resulting from net fair value adjustments of $0.6 million on our portfolio of debt securities recorded to Other comprehensive income since December 31, 2020. We believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by taking equity at the balance sheet date (i) less preferred stock and non-controlling interest, (ii) adjusted for any addition for potential conversion of our convertible senior notes, divided by outstanding shares at the balance sheet date adjusted to include (i) unvested restricted stock earned but unissued and (ii) any share equivalents for our convertible senior notes or our put option liability as determined by the dilution requirements for our EPS calculation. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	As of December 31,
	2021	2020
Outstanding shares	23,146,775	22,978,339
Adjustments for:
Unvested grants of restricted stock and shares earned but not issued as of the date indicated	3,470	4,280
Conversion of convertible senior notes into shares of common stock	7,228,910	7,834,299
Settlement of put option in shares(1)	—	—
Total adjusted shares outstanding	30,379,155	30,816,918

Equity at period end	$500,473	$514,491
Net increase in equity from expected conversion of convertible senior notes	101,511	110,250
Adjustment for equity due to preferred shares	(115,144)	(115,144)
Net adjustment for equity due to non-controlling interests	(3,178)	(29,130)
Adjusted equity	$483,662	$480,467
Book value per share	$15.92	$15.59

(1)The settlement of the put option in shares is not included in the book value calculation as of December 31, 2021 or 2020 as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the years ended December 31, 2021 and 2020, we purchased $185.7 million and $55.1 million of RPLs with UPB of $191.3 million and $61.7 million, respectively, at 54.8% and 59.4% of the underlying property value, respectively, including loans acquired from Ajax Mortgage Loan Trust 2019-C ("2019-C") in December 2021, wherein we acquired the outstanding equity certificate of 2019-C, resulting in recognition of the underlying loans on our consolidated balance sheet. For the years ended December 31, 2021 and 2020 we purchased $91.5 million and $14.1 million of NPLs with UPB of $94.8 million and $16.0 million, respectively, at 63.6% and 50.7% of the underlying property value, respectively. For the years ended December 31, 2021 and December 31, 2020, we purchased $9.0 million and $19.8 million of SBC loans with UPB of $8.9 million and $20.3 million, respectively, at 40.5% and 52.8% of the underlying property value, respectively. We ended the period with $1.1 billion of mortgage loans with an aggregate UPB of $1.2 billion as of December 31, 2021 and $1.1 billion of mortgage loans with an aggregate UPB of $1.2 billion as of December 31, 2020.

The following table shows loan portfolio acquisitions for the years ended December 31, 2021 and 2020 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	For the year ended December 31,
	2021(1)	2020
RPLs
Count	1,006	304
UPB	$191,250	$61,704
Purchase price	$185,654	$55,090
Purchase price % of UPB	97.1%	89.3%
NPLs
Count	387	65
UPB	$94,781	$16,022
Purchase price	$91,521	$14,075
Purchase price % of UPB	96.6%	87.8%
SBC loans
Count	16	14
UPB	$8,917	$20,276
Purchase price	$9,044	$19,800
Purchase price % of UPB	101.4%	97.7%

(1)During the fourth quarter of 2021 we acquired the remaining trust certificates of our non-consolidated joint venture, 2019-C resulting in the addition of 772 loans to our loan portfolio. Our 34.0% investment was previously reflected in our investment in debt securities and beneficial interests.

During the year ended December 31, 2021, 1,502 mortgage loans, representing 25.4% of our ending UPB, were liquidated. Comparatively, during the year ended 2020, 538 mortgage loans, representing 11.1% of our ending UPB, were liquidated. Our loan portfolio activity for the years ended December 31, 2021 and 2020 are presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	For the year ended December 31,
	2021		2020
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$1,119,372	$—	$1,151,469	$—
Mortgage loans acquired	286,219	—	88,965	—
Draws on SBC loans	20,689	—	56	—
Accretion recognized	65,953	460	76,058	—
Payments received on loans, net	(264,713)	(1,851)	(175,678)	—
Net reclassifications to mortgage loans held-for-sale, net	(159,733)	159,733	—	—
Reclassifications to REO	(3,511)	—	(4,764)	—
Sale of mortgage loans(1)	—	(128,770)	(26,111)	—
Decrease in net present value of expected credit losses on mortgage loans	13,668	—	9,345	—
Other	2,490	—	32	—
Ending carrying value	$1,080,434	$29,572	$1,119,372	$—

(1)As of December 31, 2021, the sale of mortgage loans relates to loans we previously consolidated in 2017-D.

Table 10: Portfolio Composition

As of December 31, 2021 and December 31, 2020, our portfolios consisted of the following ($ in thousands):

December 31, 2021		December 31, 2020(1,2)
No. of Loans	5,941	No. of Loans	6,031
Total UPB(3)	$1,165,841	Total UPB(3)	$1,204,804
Interest-Bearing Balance	$1,069,407	Interest-Bearing Balance	$1,127,499
Deferred Balance(4)	$96,434	Deferred Balance(4)	$77,305
Market Value of Collateral(5)	$2,193,143	Market Value of Collateral(5)	$1,967,419
Original Purchase Price/Total UPB	82.0%	Original Purchase Price/Total UPB	82.2%
Original Purchase Price/Market Value of Collateral	47.1%	Original Purchase Price/Market Value of Collateral	53.7%
Weighted Average Coupon	4.33%	Weighted Average Coupon	4.44%
Weighted Average LTV(6)	63.7%	Weighted Average LTV(6)	72.8%
Weighted Average Remaining Term (months)	295	Weighted Average Remaining Term (months)	297
No. of first liens	5,883	No. of first liens	5,973
No. of second liens	58	No. of second liens	58
RPLs	87.5%	RPLs	94.4%
NPLs	10.8%	NPLs	3.5%
SBC loans	1.7%	SBC loans	2.1%
No. of REO properties held-for-sale	31	No. of REO properties held-for-sale	38
Market Value of other REO(7)	$6,611	Market Value of other REO(7)	$8,105
Carrying value of debt securities and beneficial interests in trusts	$494,361	Carrying value of debt securities and beneficial interests in trusts	$369,330
Loans with 12 for 12 payments as an approximate percentage of UPB(8)	72.3%	Loans with 12 for 12 payments as an approximate percentage of UPB(8)	71.9%
Loans with 24 for 24 payments as an approximate percentage of UPB(9)	63.9%	Loans with 24 for 24 payments as an approximate percentage of UPB(9)	65.1%

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
(3)At December 31, 2021 and 2020, our loan portfolio consists of fixed rate (60.6% of UPB), ARM (7.5% of UPB) and Hybrid ARM (31.9% of UPB); and fixed rate (53.5% of UPB), ARM (8.9% of UPB) and Hybrid ARM (37.6% of UPB), respectively.
(4)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(5)As of the reporting date.
(6)UPB as of December 31, 2021 and 2020, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of December 31, 2021 and December 31, 2020 ($ in thousands):

Portfolio at December 31, 2021

	Years of Origination
Mortgages held-for-investment	After 2008	2006 – 2008	2005 and prior
Number of loans	638	3,258	1,868
Unpaid principal balance	$144,418	$727,856	$261,101
Percent of mortgage loan portfolio by year of origination	12.7%	64.2%	23.1%
Loan Attributes:
Weighted average loan age (months)	105.0	178.8	217.9
Weighted average loan-to-value	60.6%	67.1%	54.2%
Delinquency Performance:
Current	55.4%	55.3%	52.6%
30 days delinquent	7.4%	9.6%	9.2%
60 days delinquent	4.5%	5.1%	7.0%
90+ days delinquent	27.2%	23.7%	27.1%
Foreclosure	5.5%	6.3%	4.1%

	Years of Origination
Mortgages held-for-sale	After 2008	2006 – 2008	2005 and prior
Number of loans	25	82	70
Unpaid principal balance	$4,791	$17,464	$10,211
Percent of mortgage loan portfolio by year of origination	14.8%	53.8%	31.4%
Loan Attributes:
Weighted average loan age (months)	125.5	178.3	217.2
Weighted average loan-to-value	64.2%	83.6%	74.5%
Delinquency Performance:
Current	45.0%	44.0%	48.8%
30 days delinquent	5.5%	15.7%	12.0%
60 days delinquent	3.6%	8.4%	9.4%
90+ days delinquent	45.9%	24.0%	23.2%
Foreclosure	—%	7.9%	6.6%

Portfolio at December 31, 2020

	Years of Origination
Mortgages held-for-investment	After 2008	2006 – 2008	2005 and prior
Number of loans	639	3,471	1,921
Unpaid principal balance	$156,250	$780,956	$267,598
Percent of mortgage loan portfolio by year of origination	13.0%	64.8%	22.2%
Loan Attributes:
Weighted average loan age (months)	91.0	166.7	205.8
Weighted average loan-to-value	69.4%	77.0%	62.6%
Delinquency Performance:
Current	53.0%	51.9%	53.3%
30 days delinquent	13.6%	11.4%	10.9%
60 days delinquent	3.8%	6.7%	6.8%
90+ days delinquent	25.3%	25.1%	25.4%
Foreclosure	4.3%	4.9%	3.6%

Table 12: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at December 31, 2021 and December 31, 2020 ($ in thousands):

December 31, 2021						December 31, 2020
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	774	$254,732	21.8%	$542,547	24.7%	CA	947	$329,725	27.4%	$589,225	30.0%
FL	998	197,755	17.0%	350,213	16.0%	FL	655	108,293	9.0%	174,849	8.9%
NY	370	115,297	10.0%	209,610	9.6%	NY	329	103,475	8.6%	177,524	9.0%
NJ	311	72,179	6.3%	109,171	5.0%	NJ	287	65,764	5.5%	89,389	4.5%
MD	240	57,412	4.9%	88,757	4.0%	MD	248	60,082	5.0%	77,693	4.0%
VA	186	39,780	3.4%	66,701	3.0%	GA	352	45,817	3.8%	71,586	3.7%
TX	372	37,838	3.2%	88,631	4.0%	VA	205	43,563	3.6%	63,132	3.2%
IL	218	37,505	3.2%	54,622	2.5%	TX	410	42,432	3.5%	81,810	4.2%
GA	301	36,733	3.2%	73,635	3.4%	IL	227	41,410	3.5%	54,379	2.8%
MA	163	34,322	2.9%	68,812	3.1%	MA	177	35,454	2.9%	61,220	3.1%
NC	227	32,371	2.8%	67,322	3.1%	NC	240	33,146	2.8%	52,217	2.7%
AZ	119	23,270	2.0%	47,579	2.2%	AZ	150	29,765	2.5%	47,835	2.4%
PA	193	21,302	1.8%	35,222	1.6%	OR	70	24,303	2.0%	46,279	2.4%
WA	91	20,578	1.8%	46,555	2.1%	WA	104	23,874	2.0%	43,784	2.2%
SC	127	14,381	1.2%	25,379	1.2%	PA	185	21,294	1.8%	31,248	1.6%
NV	75	13,992	1.2%	29,298	1.3%	NV	97	18,614	1.5%	30,344	1.5%
CT	75	12,980	1.1%	20,634	0.9%	SC	129	14,206	1.2%	22,213	1.1%
OR	63	12,275	1.1%	26,938	1.2%	CT	77	13,529	1.1%	18,115	0.9%
OH	106	12,109	1.0%	19,242	0.9%	MI	97	13,103	1.1%	19,832	1.0%
TN	108	10,884	0.9%	23,233	1.0%	OH	110	12,929	1.1%	17,843	0.9%
IN	99	9,414	0.8%	16,833	0.8%	TN	115	12,721	1.1%	22,690	1.2%
MI	80	9,331	0.8%	18,099	0.8%	CO	54	10,450	0.9%	22,665	1.2%
CO	43	8,127	0.7%	21,188	1.0%	MO	75	9,383	0.8%	12,545	0.6%
MO	61	6,957	0.6%	11,624	0.5%	IN	98	9,180	0.8%	14,476	0.7%
LA	71	6,885	0.6%	11,573	0.5%	MN	49	9,121	0.8%	13,242	0.7%
UT	39	6,156	0.5%	16,978	0.8%	LA	76	7,631	0.6%	11,910	0.6%
MN	35	5,881	0.5%	10,205	0.5%	UT	44	6,895	0.6%	14,932	0.8%
WI	44	5,771	0.5%	8,829	0.4%	DE	34	6,509	0.5%	7,999	0.4%
AL	49	5,613	0.5%	7,872	0.4%	HI	16	6,456	0.5%	9,305	0.5%
DE	30	5,416	0.5%	7,779	0.4%	DC	17	5,131	0.4%	8,138	0.4%
DC	16	5,039	0.4%	9,182	0.4%	WI	37	4,696	0.4%	6,385	0.3%

December 31, 2021						December 31, 2020
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
HI	11	3,941	0.3%	7,058	0.3%	NM	30	4,450	0.4%	6,207	0.3%
NM	24	3,784	0.3%	6,143	0.3%	KY	36	4,158	0.3%	6,032	0.3%
KY	29	3,504	0.3%	5,777	0.3%	AL	44	3,670	0.3%	4,891	0.2%
RI	15	3,236	0.3%	5,203	0.2%	NH	18	3,223	0.3%	5,087	0.3%
NH	16	3,006	0.3%	5,450	0.2%	RI	14	3,084	0.3%	4,481	0.2%
OK	22	2,104	0.2%	3,768	0.2%	OK	27	2,511	0.2%	3,827	0.2%
MS	25	2,025	0.2%	3,327	0.2%	MS	26	2,149	0.2%	3,168	0.2%
KS	22	1,593	0.1%	3,713	0.2%	IA	18	1,736	0.1%	2,267	0.1%
ID	11	1,569	0.1%	3,995	0.2%	ID	12	1,496	0.1%	2,971	0.2%
ME	9	1,296	0.1%	2,118	0.1%	AR	20	1,447	0.1%	2,016	0.1%
WV	13	1,283	0.1%	2,095	0.1%	KS	19	1,379	0.1%	2,897	0.1%
IA	14	1,137	0.1%	1,837	0.1%	ME	10	1,372	0.1%	1,801	0.1%
MT	6	1,003	0.1%	1,966	0.1%	WV	17	1,258	0.1%	1,830	0.1%
PR	6	884	0.1%	929	—%	MT	6	803	0.1%	1,336	0.1%
AR	15	863	0.1%	1,592	0.1%	SD	4	537	—%	872	—%
SD	5	713	0.1%	1,524	0.1%	NE	4	528	—%	603	—%
VT	3	520	—%	493	—%	PR	5	518	—%	592	—%
NE	5	408	—%	886	—%	VT	2	452	—%	518	—%
ND	3	388	—%	580	—%	WY	3	438	—%	356	—%
WY	2	244	—%	257	—%	ND	3	395	—%	472	—%
AK	1	55	—%	169	—%	AK	2	249	—%	391	—%
	5,941	$1,165,841	100.0%	$2,193,143	100.0%		6,031	$1,204,804	100.0%	$1,967,419	100.0%

(1)As of the reporting date.

Table 13: Debt Securities and Beneficial Interest Acquisitions

The following table shows our debt securities and beneficial interest acquisitions for the years ended December 31, 2021 and 2020 ($ in thousands):

	For the year ended December 31,
	2021	2020
Class A securities
UPB	$255,451	$116,952
Purchase price	$254,210	$115,558
Purchase price % of UPB	99.5%	98.8%
Class M securities
UPB	$1,943	$—
Purchase price	$1,943	$—
Purchase price % of UPB	100.0%	—%
Class B securities
UPB	$36,993	$9,923
Purchase price	$33,663	$9,817
Purchase price % of UPB	91.0%	98.9%
Beneficial interests
Purchase price	$53,118	$19,307

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

As of December 31, 2021 and December 31, 2020, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities and beneficial interests. We also held approximately $84.4 million of cash and cash equivalents, a decrease of $22.7 million from our balance of $107.1 million at December 31, 2020, which was an increase of $42.8 million from our balance of $64.3 million at December 31, 2019. Our average daily cash balance during 2021 was $99.1 million, a decrease from our average daily cash balance of $110.5 million during the year ended December 31, 2020 and an increase from our average daily balance of $57.6 million at December 31, 2019.

Our collections of principal and interest payments on mortgages and securities, payoffs and proceeds and on the sale of our property held-for-sale were $318.5 million, $240.3 million and $253.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Our operating cash outflows, including the effect of restricted cash, for the year ended December 31, 2021, 2020 and 2019 were $15.3 million, $13.9 million and $15.0 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools, which was $47.3 million, $48.1 million and $57.0 million, respectively, for the years ended December 31, 2021, 2020 and 2019, respectively. Non-cash interest income accretion was $19.5 million, $29.0 million and $39.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest income on beneficial interests was $16.0 million, $11.8 million and $6.4 million during the years ended December 31, 2021, 2020 and 2019, respectively. Interest income on debt securities was $11.0 million, $9.9 million and $6.7 million during the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021 we recognized a gain of $0.1 million for the 760 loans sold from 2017-D with a carrying value of $129.2 million and UPB of $133.8 million to a joint venture formed between us and a third party accredited institutional investor, and retained various classes of securities from the joint venture. During the year ended December 31, 2020, we recognized a loss of $0.7 million from the sale of 26 mortgage loans to Gaea, an affiliated entity. During the year ended December 31, 2019 we recognized a gain of $7.1 million from the sale of 965 mortgage loans to a related party joint venture, 2019-C.

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

For the year ended December 31, 2021, our investing cash outflows of $50.2 million were driven primarily by the purchases of debt securities and beneficial interests of $341.8 million and acquisitions of mortgage loans of $286.2 million. This was offset by proceeds from principal payments on and payoffs of our mortgage loan portfolio of $218.8 million, principal payments on and payoffs of our debt securities and beneficial interests of $155.2 million, the sale of $90.2 million of debt securities held as investments and the proceeds from the sale of loans from our 2017-D mortgage loan trust of $126.0 million. For the year ended December 31, 2020 our investing cash inflows of $24.2 million were driven primarily by the proceeds from principal payments on and payoffs of our mortgage loan portfolio of $127.5 million, principal payments on and payoffs of our debt securities and beneficial interests of $53.5 million, the sale of $38.9 million of debt securities held as investments and the sale of our mortgage loans to Gaea in the amount of $25.4 million. This was offset by purchases of debt securities and beneficial interests of $144.7 million and acquisitions of mortgage loans of $89.0 million. For the year ended December 31, 2019 our investing cash inflows of $100.2 million were driven primarily by the proceeds from the sale of mortgage loans of $212.6 million to 2019-C, principal payments on and payoffs of our mortgage loan portfolio of $134.7 million, principal payments on and payoffs of our debt securities and beneficial interests of $42.4 million, and the sale of $39.6 million of debt securities held as investments. This was offset by purchases of debt securities and beneficial interests of $187.8 million and acquisitions of mortgage loans of $129.2 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the year ended December 31, 2021, we had net financing cash inflows of $45.7 million due to the borrowings through repurchase transactions of $560.6 million and secured debt of $391.0 million, offset by repayments of $435.7 million on repurchase transactions and pay downs of existing debt obligations of $393.0 million on secured debt. We purchased the remaining 37% ownership of the Class B notes and trust certificates of 2018-C for a total of $17.2 million. We had net financing cash inflows for the year ended 2020 of $32.7 million due to the issuance of our preferred stock and warrants, net of any offering costs for $125.0 million in a series of private placements to institutional accredited investors. Financing cash flows were also impacted by additional borrowings through repurchase transactions of $315.4 million and secured debt of $114.5 million, offset by repayments of $308.3 million on repurchase transactions and pay downs of existing debt obligations of $183.5 million on secured debt. We had net financing cash outflows for the year ended 2019 of $76.0 million due to repayments on repurchase transactions of $444.4 million and secured debt of $241.1 million, offset by additional borrowings through repurchase transactions of $322.6 million, on secured debt of $283.9 million and proceeds of $34.3 million from the sale of our common stock under our At the Market program (see Financing Activities - Equity offerings below). For the years ended December 31, 2021, 2020 and 2019 we paid $29.2 million, $17.8 million and $27.1 million, respectively, in cash dividends and distributions.

Financing Activities — Equity Offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of December 31, 2021 we held 147,370 shares of treasury stock consisting of 97,686 shares received through distributions of our shares previously held by our Manager and 49,684 shares acquired through open market purchases, of which 1,220 shares were acquired in the fourth quarter of 2021 under our approved stock buyback plan. As of December 31, 2020 we held 107,243 shares of treasury stock consisting of 58,779 shares received through distributions of our shares previously held by our Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under our approved stock buyback plan.

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

During the year ended December 31, 2021, we sold 24,951 shares of common stock for proceeds, net of issuance costs of $0.3 million under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. During the year ended December 31, 2020, we did not sell any shares of common stock under our At the Market program. During the year ended December 31, 2019, we sold 2,278,518 shares of common stock for proceeds, net of issuance costs of $34.3 million under our At the Market program. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From our inception (January 30, 2014) to December 31, 2021, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See Table 17: Investments in joint ventures), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at December 31, 2021. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at December 31, 2021.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allow us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at December 31, 2021. Our rated secured borrowings are designated in the table below.

At March 31, 2021, our 2017-D secured borrowing contained Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. We had retained 50.0% of both the Class A notes and Class B certificates from 2017-D; and the assets and liabilities were included on our consolidated balance sheets. During the second quarter of 2021, the majority of the loans in 2017-D were sold into Ajax Mortgage Loan Trust 2021-C ("2021-C"). Based on the structure of the transaction we do not consolidate 2021-C under U.S. GAAP.

Our 2018-C secured borrowing was structured with Class A notes, Class B notes and trust certificates representing the residual interest in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. We had retained 5.0% of the Class A notes and 63.0% of the Class B notes and trust certificates. During the first quarter of 2021 we acquired the remaining 37.0% ownership of the Class B notes and trust certificates and settled the remaining 95.0% of the outstanding Class A notes.

The following table sets forth the original terms of all outstanding securitization notes at their respective cutoff dates as of December 31, 2021:

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

Convertible Senior Notes

During 2017 and 2018, we completed the public offer and sale of $123.9 million in aggregate principal amount of our convertible senior notes (the “notes”) due 2024, in three separate offerings which form a single series of fungible securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7279 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

During the first, second and fourth quarters of 2021, we completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million, $5.0 million and $1.3 million, respectively, for total purchase prices of $2.4 million, $5.1 million and $1.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarters of 2021 were both zero and for the fourth quarter of 2021 was $8 thousand. There were no convertible note repurchases during the third quarter of 2021. During the first and third quarters of 2020, we completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively. There were no convertible note repurchases during the second and fourth quarters of 2020.

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

A summary of our outstanding repurchase transactions at December 31, 2021 and 2020 follows ($ in thousands):

Table 15: Repurchase Transactions by Maturity Date

			December 31, 2021
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2022	October 6, 2021	$6,567	$6,567	$8,450	129%	1.33%
January 12, 2022	October 12, 2021	4,978	4,978	6,304	127%	1.32%
January 13, 2022	December 15, 2021	2,850	2,850	4,050	142%	1.31%
January 14, 2022	October 15, 2021	4,992	4,992	5,808	116%	1.17%
January 20, 2022	October 20, 2021	9,667	9,667	11,550	119%	1.18%
January 27, 2022	December 27, 2021	2,206	2,206	2,824	128%	1.30%
January 28, 2022	October 29, 2021	9,115	9,115	11,244	123%	1.33%
January 28, 2022	October 29, 2021	8,508	8,508	10,538	124%	1.33%
February 11, 2022	November 12, 2021	3,094	3,094	4,428	143%	1.75%
February 11, 2022	November 16, 2021	4,060	4,060	5,796	143%	1.36%
February 11, 2022	November 16, 2021	2,166	2,166	3,090	143%	1.36%
February 11, 2022	November 16, 2021	1,850	1,850	2,640	143%	1.36%
February 11, 2022	November 16, 2021	1,670	1,670	2,287	137%	1.36%
February 11, 2022	November 16, 2021	1,526	1,526	2,178	143%	1.36%
February 18, 2022	November 19, 2021	9,275	9,275	11,954	129%	1.36%
February 24, 2022	November 24, 2021	3,538	3,538	5,106	144%	1.77%

			December 31, 2021
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
March 8, 2022	December 8, 2021	5,363	5,363	6,970	130%	1.19%
March 8, 2022	December 8, 2021	1,955	1,955	2,496	128%	1.19%
March 16, 2022	December 16, 2021	40,956	40,956	54,424	133%	1.21%
March 16, 2022	December 16, 2021	4,258	4,258	6,232	146%	1.46%
March 17, 2022	December 17, 2021	6,425	6,425	8,093	126%	1.42%
March 17, 2022	December 17, 2021	5,904	5,904	7,573	128%	1.42%
March 17, 2022	December 17, 2021	1,177	1,177	1,687	143%	1.82%
March 21, 2022	December 20, 2021	30,850	30,850	41,473	134%	1.26%
March 21, 2022	December 20, 2021	2,629	2,629	3,770	143%	1.56%
March 22, 2022	December 22, 2021	33,201	33,201	35,956	108%	0.66%
March 22, 2022	December 22, 2021	2,892	2,892	3,421	118%	0.96%
March 22, 2022	December 22, 2021	1,541	1,541	1,943	126%	1.16%
March 22, 2022	December 22, 2021	1,369	1,369	2,047	150%	1.56%
March 22, 2022	December 22, 2021	1,330	1,330	1,788	134%	1.41%
March 25, 2022	December 27, 2021	15,443	15,443	20,367	132%	1.41%
March 25, 2022	December 27, 2021	4,444	4,444	6,413	144%	1.81%
April 1, 2022	October 5, 2021	28,482	28,482	36,200	127%	1.36%
April 19, 2022	October 22, 2021	7,909	7,909	9,279	117%	1.02%
April 19, 2022	October 22, 2021	6,215	6,215	7,276	117%	1.02%
April 19, 2022	October 22, 2021	5,090	5,090	6,063	119%	1.02%
June 10, 2022	December 13, 2021	13,992	13,992	20,151	144%	1.49%
June 10, 2022	December 13, 2021	6,220	6,220	8,203	132%	1.29%
July 8, 2022	July 9, 2021	150,000	13,824	20,856	151%	2.60%
September 22, 2022	September 23, 2021	400,000	228,523	300,324	131%	2.36%
Totals/weighted averages		$853,707	$546,054	$711,252	130%	1.74%

			December 31, 2020
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2021	October 9, 2020	$35,635	$35,635	$46,120	129%	2.33%
January 6, 2021	September 28, 2020	7,697	7,697	10,075	131%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,114	129%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,044	130%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,575	129%	2.32%
January 14, 2021	October 29, 2020	6,991	6,991	8,738	125%	2.35%
January 20, 2021	October 20, 2020	13,263	13,263	16,582	125%	2.22%
January 29, 2021	October 30, 2020	7,762	7,762	9,702	125%	2.21%
January 29, 2021	October 30, 2020	7,153	7,153	9,537	133%	2.21%
February 1, 2021	December 1, 2020	12,258	12,258	16,052	131%	1.88%
February 1, 2021	December 1, 2020	12,015	12,015	15,794	131%	1.88%
February 1, 2021	December 1, 2020	5,298	5,298	6,895	130%	1.88%
February 1, 2021	December 1, 2020	3,985	3,985	5,136	129%	1.88%
February 1, 2021	December 1, 2020	2,887	2,887	3,790	131%	1.88%
February 1, 2021	December 1, 2020	2,332	2,332	3,360	144%	2.03%

			December 31, 2020
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
February 1, 2021	December 1, 2020	1,132	1,132	1,607	142%	2.03%
February 12, 2021	November 13, 2020	2,945	2,945	4,428	150%	2.02%
March 5, 2021	December 7, 2020	24,946	24,946	33,348	134%	1.78%
March 5, 2021	December 7, 2020	24,312	24,312	32,571	134%	1.78%
March 17, 2021	December 17, 2020	10,219	10,219	13,172	129%	1.78%
March 17, 2021	December 17, 2020	8,381	8,381	10,872	130%	1.78%
March 17, 2021	December 17, 2020	3,894	3,894	5,193	133%	1.78%
March 17, 2021	December 17, 2020	1,145	1,145	1,687	147%	1.93%
March 24, 2021	December 24, 2020	7,016	7,016	10,024	143%	1.94%
March 24, 2021	December 24, 2020	5,008	5,008	6,637	133%	1.79%
March 24, 2021	December 24, 2020	2,577	2,577	3,367	131%	1.79%
April 9, 2021	October 13, 2020	33,084	33,084	43,069	130%	2.35%
July 9, 2021	July 10, 2020	250,000	53,256	84,337	158%	2.64%
September 23, 2021	September 24, 2020	400,000	101,117	160,068	158%	2.65%
Totals/weighted averages		$916,759	$421,132	$595,599	141%	2.29%

As of December 31, 2021, we had $546.1 million outstanding under our repurchase transactions compared to $421.1 million as of December 31, 2020. The maximum month-end balance outstanding during the year ended December 31, 2021 was $563.0 million, compared to a maximum month-end balance for the year ended 2020 of $467.3 million. The following table presents certain details of our repurchase transactions for the years ended December 31, 2021 and 2020 ($ in thousands):

Table 16: Repurchase Balances

	For the year ended December 31,
	2021	2020
Balance at the end of year	$546,054	$421,132
Maximum month-end balance outstanding during the year	$562,999	$467,344
Average balance	$369,858	$411,420

The decrease in our average balance from $411.4 million for the year ended December 31, 2020 to our average balance of $369.9 million for the year ended December 31, 2021, as a result of repayments on pledged securities and the securitization of certain assets previously on the repurchase lines.

As of December 31, 2021 and 2020, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability and our Senior convertible notes.

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

On December 30, 2021, our Board of Directors declared a special cash dividend of $0.10 per share of our common stock due to our 2021 taxable income, which was paid on January 25, 2022 to our common stockholders of record as of January 10, 2022.

On March 3, 2022, our Board of Directors declared a dividend of $0.26 per share, to be paid on March 31, 2022 to stockholders of record as of March 18, 2022. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock, plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock, plus cash special dividends on our common stock, plus distributions on our externally-held operating partnership units all paid out within the applicable calendar year, paid out of our taxable income, exceeds 8% (on an annualized basis) of our stock’s book value. For the years ended December 31, 2021 and 2020 we recorded no expense for an incentive fee payable to the Manager. Comparatively, for the year ended December 31, 2019 we recorded an expense of $0.7 million for an incentive fee payable to the Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 6.53% on an annualized basis of an adjusted book value of $15.92 per share at December 31, 2021. If our taxable income increases we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payment. See Note 10 — Related party transactions.

Off-Balance Sheet Arrangements

Other than our investments in debt securities and beneficial interests issued by joint ventures, which are summarized below by securitization trust, and our equity method investments discussed elsewhere in this report, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Table 17: Investments in joint ventures

We form joint ventures with third party institutional accredited investors to purchase mortgage loans and other mortgage related assets. The debt securities and beneficial interests we carry on our consolidated balance sheets are issued by securitization trusts formed by these joint ventures, which are VIEs, that we have either sponsored or contributed assets to, but which we do not consolidate since we have determined we are not the primary beneficiary.

A summary of our investments in joint ventures is presented below ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	—%	$—	$—
	Trust certificates	$22,759	—%	9.36%	$2,130	$98

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	—%	$—	$—
	Trust certificates	$28,447	—%	20.00%	$5,689	$2,683

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$11,274
	Trust certificates	$20,166	—%	20.00%	$4,033	$3,915

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	—%	$—	$—
	Class B notes due 2058	$8,035	5.25%	—%	$—	$—
	Trust certificates	$20,662	—%	20.00%	$4,132	$902

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	—%	$—	$—
	Class B notes due 2058	$16,800	5.25%	—%	$—	$—
	Trust certificates	$43,201	—%	20.00%	$6,480	$3,995

Ajax Mortgage Loan Trust 2018-G/ December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$19,123
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—%	25.00%	$10,414	$10,585

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$10,538
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—%	20.00%	$6,134	$6,137

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$11,244
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—%	15.00%	$5,880	$5,976

Ajax Mortgage Loan Trust 2019-E/ September 2019	Class A notes due 2059	$181,101	3.00%	6.55%	$11,862	$5,808
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—%	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$6,304
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640
	Trust certificates	$33,941	—%	20.00%	$6,788	$6,820

Ajax Mortgage Loan Trust 2019-H/ December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$8,093
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,375

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$36,200
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,428
	Trust certificates	$59,852	—%	20.00%	$11,970	$11,934

Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%	10.01%	$33,970	$2,496
	Class B notes due 2060	$21,754	5.00%	10.01%	$2,178	$2,178
	Trust certificates	$73,964	—%	10.01%	$7,404	$7,393

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%		10.01%	$33,105		$6,970
	Class B notes due 2060	$30,867	5.00%		10.01%	$3,090		$3,090
	Trust certificates	$79,373	—%		10.01%	$7,945		$7,934

Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%	$9,753		$8,204
	Class B notes due 2061	$18,170	3.72%		31.90%	$5,796		$5,796
	Trust certificates	$46,722	—%		31.90%	$14,904		$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%	$13,288		$11,954
	Class B notes due 2060	$25,529	4.00%		20.00%	$5,106		$5,106
	Trust certificates	$38,293	—%		20.00%	$7,659		$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(3)	10.01%	$43,119		$39,377
	Class M notes due 2060(2)	$19,415	2.94%		10.01%	$1,943		$1,943
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%	$3,835		$3,835
	Class B-3 notes due 2060	$29,253	3.73%		19.57%	$5,725		$5,726
	Trust certificates	$518,357	—%		19.57%	$101,471	(4)	$4,334

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		12.60%	$59,986		$54,424
	Class B notes due 2061	$49,463	3.75%		12.60%	$6,232		$6,232
	Trust certificates	$92,743	—%		12.60%	$11,686		$11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%	$23,056		$20,367
	Class B notes due 2061	$32,995	3.75%		20.00%	$6,599		$6,413
	Trust certificates	$61,864	—%		20.00%	$12,373		$11,838

2021-NPL 1/ November 2021	Class A notes due 2051	$253,970	2.00%		16.33%	$41,482		$41,482
	Class B notes due 2051	$23,088	4.63%		16.33%	$3,771		$3,771
	Trust certificates	$52,773	—%		16.33%	$8,620		$8,620

(1)Ajax Mortgage Loan Trust 2021-E ("2021-E") was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust intends to make an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)2021-E includes Class M notes.
(3)Weighted average of Class A notes.
(4)The trust certificate has no stated principal balance and is tied to the unpaid balances of the underlying mortgage loans.

Contractual Obligations

Our contractual obligations include obligations under repurchase agreements, our convertible senior notes, accrued interest on the repurchase agreements and convertible senior notes and the put obligation on our outstanding warrants.

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At December 31, 2021, and December 31, 2020, our repurchase obligations totaled $546.1 million and $421.1 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above.)

Our convertible senior notes had outstanding principal balances of $104.6 million and $113.4 million at December 31, 2021 and December 31, 2020, respectively. The notes will mature on April 30, 2024 unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7279 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. (See “Convertible Senior Notes” above.)

Our accrued interest expense associated with our repurchase obligations at December 31, 2021 and December 31, 2020, was $4.9 million and $3.3 million, respectively, and the accrued interest on our convertible senior notes at December 31, 2021 and December 31, 2020, was $19.3 million and $29.1 million, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of a financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest and we concurrently receive back our pledged collateral from the lender. Interest expense on our convertible senior notes is paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

We have two series of five-year warrants outstanding which allow the holders to purchase an aggregate of 6,500,000 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants back to us at a specified put price on or after July 06, 2023. We believe the most economically beneficial result for the holders will be to exercise the put, which we expect to settle for $50.7 million.

Our secured borrowings are not included under our contractual obligations as such borrowings are non-recourse to us and principal and interest are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable.

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

Subsequent Events

Since year end, we acquired two residential RPLs with aggregate UPB of $0.4 million in two transactions from two sellers. The RPLs were acquired at 89.0% of UPB and 57.9% of the estimated market value of the underlying collateral of $0.5 million.

We have also agreed to acquire, subject to due diligence, 23 residential RPLs and 39 NPLs with aggregate UPB of $5.6 million and $7.4 million, respectively, in five transactions and three transactions, respectively, from five sellers and three sellers, respectively. The purchase price of the residential RPLs equals 98.3% of UPB and 39.7% of the estimated market value of the underlying collateral value of $13.8 million. The purchase price of the NPLs equals 99.2% of UPB and 49.9% of the estimated market value of the underlying collateral of $14.7 million.

In January 2022, Gaea, an affiliated company in which we hold an interest, completed a private capital raise through which it raised $30.0 million from the issuance of 1,828,153 shares of common stock and warrants. The purchase price per combined share and warrant was $16.41. Each warrant is exercisable for a single share of common stock at an exercise price of $16.41 for 24 months beginning on the date on which the shares of common stock are tradable on an exchange. We acquired

371,103 shares and an equal number of warrants. Upon completion of the private placement, our ownership interest in Gaea was approximately 22.2%.

On January 25, 2022, we the entered into an agreement to extend the interest rate step-up dates for Ajax Mortgage Loan Trust 2018-D and Ajax Mortgage Loan Trust 2018-G, both of which are joint ventures, from January 2022 to April 2022.

On February 22, 2022, the Board authorized an increase in the annual compensation of our independent directors from $100,000 to $140,000, 50% of which is payable in shares of our common stock and 50% in cash, and committee heads will receive an increase of $5,000 payable in cash. The increases are effective as of January 1, 2022. The value of the common stock is determined in the same manner as the value of the common stock to be paid to our Manager as part of its base management fee.

On March 3, 2022, our Board declared a dividend of $0.26 per share, to be paid on March 31, 2022 to stockholders of record as of March 18, 2022.

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

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns, public health crises and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Increases in interest rates will result in lower refinancing volume, and home price increases will slow. Decreases in property values may cause us to suffer losses.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, the Company’s management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting at December 31, 2021 has been audited by Moss Adams LLP. Their attestation report on internal control over financial reporting appears in Part IV, Item 15 and expressed an unqualified opinion. Moss Adams LLP has also audited the consolidated financial statements as of and for the year ended December 31, 2021 and their report expressed an unqualified opinion on those consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2022 annual stockholders’ meeting.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2022 annual stockholders’ meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2022 annual stockholders’ meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2022 annual stockholders’ meeting.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2022 annual stockholders’ meeting.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 4, 2022.

GREAT AJAX CORP.
By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Mendelsohn	Chairman and Chief Executive Officer (Principal Executive Officer)	March 4, 2022
Lawrence Mendelsohn

/s/ Mary Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2022
Mary Doyle

/s/ Steven L. Begleiter	Director	March 4, 2022
Steven L. Begleiter

/s/ John Condas	Director	March 4, 2022
John Condas

/s/ Paul Friedman	Director	March 4, 2022
Paul Friedman

/s/ Mary Haggerty	Director	March 4, 2022
Mary Haggerty

/s/ Jonathan Bradford Handley, Jr.	Director	March 4, 2022
Jonathan Bradford Handley, Jr.

/s/ J. Kirk Ogren, Jr.	Director	March 4, 2022
J. Kirk Ogren, Jr.

/s/ Russell Schaub	President and Director	March 4, 2022
Russell Schaub

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Great Ajax Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Great Ajax Corp. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Mortgage Loans Held-for-Investment, Net and Interest Income on Loans

As disclosed in Notes 2 and 3 to the consolidated financial statements, the balance of the Company’s mortgage loans held-for-investment, net as of December 31, 2021 was $1,080,434,000. A significant portion of these loans are acquired loans, which have suffered deterioration in credit quality subsequent to origination and therefore are accounted for as purchased credit deteriorated loans ("PCD loans"). Mortgage loans held-for-investment, net, are carried at an amount representing the present value of the Company’s expected future cash flows, net of an allowance for credit losses.

The amount the Company expects to collect over the life of the mortgage loans is based on the Company’s proprietary cash flow model (“model”), updated on a quarterly basis. The model calculates an accretable yield, which is recorded as interest income using the effective interest method. For the year ended December 31, 2021, the interest income recognized on mortgage loans was $66,459,000. An allowance for credit losses on mortgage loans represents the net present value of the difference between the contractual cash flows of the underlying loans and the expected cash flows determined based on the model. As of December 31, 2021, the allowance for credit losses on loans was $7,112,000.

We identified the valuation of mortgage loans held-for-investment, net and the related recognition of interest income as critical audit matters. The model used to calculate the recorded discount on loans, the allowance for credit losses and the accretion of related interest income consists of observable and unobservable inputs. The principal factors affecting the cash flow projections, which is a complex estimate requiring significant judgment by management, include the following material unobservable inputs: resolution method and timeline, foreclosure likelihood, prepayment rates, and value of underlying properties. The significant unobservable inputs make auditing the valuation of mortgage loans held-for-investment and occurrence and accuracy of interest income on mortgage loans complex and involves a high degree of auditor judgment.

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

Investments in Beneficial Interests and Interest Income on Beneficial Interests

As disclosed in Notes 2 and 5 to the consolidated financial statements, the Company’s investments in beneficial interests consist of investments in the trust certificates issued by joint ventures which the Company forms with third party investors. The trust certificates are net of residual interest issued by Company sponsored securitization trusts, which are determined to be variable interest entities (“VIE”). Management has determined the Company is not the primary beneficiary of these VIEs and therefore does not consolidate such entities. The Company’s net investments in beneficial interests as of December 31, 2021 was $139,588,000. The same model discussed above in mortgage loans and interest income on loans is utilized to estimate expected cash flows to be collected on the underlying pools of mortgage loans held by the securitization trusts.

As discussed above, the amount the Company expects to collect over the life of the investments in beneficial interests is based on the Company’s model, updated on a quarterly basis. The model calculates an accretable yield which is recorded as interest income using the effective interest method. For the year ended December 31, 2021, the interest income recognized on investments in beneficial interests was $15,540,000. An allowance for credit losses on investments in beneficial interest represents the net present value of the difference between the contractual cash flows of the underlying mortgage loans and the expected cash flows determined based on the model. As of December 31, 2021, the allowance for credit losses on investments in beneficial interests was $615,000.

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
•Evaluating the reasonableness and appropriateness of management’s assumptions and sources of data used in the cash flow projections related to contractual and terminal cash flows used to estimate the value of investments in beneficial interests.
•For a selection of investments in beneficial interests, performing tests to compare historical transaction values against management’s valuation estimates to evaluate the model outputs for reasonableness and accuracy.
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

We identified the Company’s evaluation of variable interest entities for consolidation as a critical audit matter. The guidance on applying variable interest determination is complex and focuses on identifying the reporting entity with power to make decisions that most significantly impact the economic performance of the entity being evaluated for consolidation and whether the entity with power has the rights to receive benefits that could be significant. Identifying variable interests generally requires a qualitative assessment that focuses on the purpose and design of an entity and auditing managements determination involves significant auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.
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
March 4, 2022

We have served as the Company’s auditor since 2014.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$84,426	$107,147
Cash held in trust	3,100	188
Mortgage loans held-for-sale, net	29,572	—
Mortgage loans held-for-investment, net(1,2)	1,080,434	1,119,372
Real estate owned properties, net(3)	6,063	8,526
Investments in securities at fair value(4)	355,178	273,834
Investments in beneficial interests(5)	139,588	91,418
Receivable from servicer	20,899	15,755
Investment in affiliates	27,020	28,616
Prepaid expenses and other assets	13,400	8,876
Total assets	$1,759,680	$1,653,732
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,6)	$575,563	$585,403
Borrowings under repurchase transactions	546,054	421,132
Convertible senior notes, net(6)	102,845	110,057
Management fee payable	2,279	2,247
Put option liability	23,667	14,205
Accrued expenses and other liabilities	8,799	6,197
Total liabilities	1,259,207	1,139,241
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,307,400 shares issued and outstanding at December 31, 2021 and December 31, 2020	51,100	51,100
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,892,600 shares issued and outstanding at December 31, 2021 and December 31, 2020	64,044	64,044
Common stock $0.01 par value; 125,000,000 shares authorized, 23,146,775 issued and outstanding at December 31, 2021 and 22,978,339 shares issued and outstanding at December 31, 2020	233	231
Additional paid-in capital	316,162	317,424
Treasury stock	(1,691)	(1,159)
Retained earnings	66,427	53,346
Accumulated other comprehensive income	1,020	375
Equity attributable to stockholders	497,295	485,361
Non-controlling interests(7)	3,178	29,130
Total equity	500,473	514,491
Total liabilities and equity	$1,759,680	$1,653,732

(1)Mortgage loans held-for-investment, net include $756.8 million and $842.2 million of loans at December 31, 2021 and December 31, 2020, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $7.1 million and $13.7 million of allowance for loan losses at December 31, 2021 and December 31, 2020, respectively.
(2)As of December 31, 2021, balances for Mortgage loans held-for-investment, net includes $1.4 million from the 50.0% owned joint ventures. As of December 31, 2020, balances for Mortgage loans held-for-investment, net include $307.1 million and Secured borrowings, net of deferred costs includes
The accompanying notes are an integral part of the consolidated financial statements.

$250.6 million from the 50.0% and 63.0% owned joint ventures, all of which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP").
(3)Real estate owned properties, net, are presented net of valuation allowances of $0.5 million and $1.4 million at December 31, 2021 and December 31, 2020, respectively.
(4)As of December 31, 2021 and December 31, 2020 Investments in securities at fair value include amortized cost basis of $354.2 million and $273.4 million, respectively, and net unrealized gains of $1.0 million and $0.4 million, respectively.
(5)Investments in beneficial interests includes allowance for credit losses of $0.6 million at $4.5 million at December 31, 2021 and December 31, 2020, respectively.
(6)Secured borrowings, net are presented net of deferred issuance costs of $7.3 million and $5.4 million at December 31, 2021 and December 31, 2020, respectively. Convertible senior notes, net are presented net of deferred issuance costs of $1.7 million and $3.3 million at December 31, 2021 and December 31, 2020, respectively.
(7)As of December 31, 2021 non-controlling interests includes $1.8 million from a 50.0% owned joint venture, $1.3 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary. As of December 31, 2020 non-controlling interests includes $27.4 million from the 50.0% and 63.0% owned joint ventures, $1.5 million from a 53.1% owned subsidiary and $0.2 million from a 99.9% owned subsidiary which the Company consolidates.
The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
($ in thousands except per share data)	2021	2020	2019
INCOME
Interest income	$93,383	$98,336	$112,416
Interest expense	(36,742)	(48,692)	(59,325)
Net interest income	56,641	49,644	53,091
Net decrease/(increase) in the net present value of expected credit losses(1)	18,223	12,555	(803)
Net interest income after the impact of changes in the net present value of expected credit losses	74,864	62,199	52,288
Income/(loss) from investment in affiliates	699	(155)	1,332
Other income	2,385	1,567	11,299
Total revenue, net	77,948	63,611	64,919
EXPENSE
Related party expense – loan servicing fees	7,433	7,678	9,133
Related party expense – management fee	9,116	8,456	7,356
Professional fees	2,940	2,834	2,550
Real estate operating expenses	328	1,482	3,685
Fair value adjustment on put option	9,462	4,733	—
Other expense	5,221	4,284	4,553
Total expense	34,500	29,467	27,277
Loss on debt extinguishment	1,439	661	429
Income before provision for income taxes	42,009	33,483	37,213
Provision for income taxes (benefit)	234	(125)	124
Consolidated net income	41,775	33,608	37,089
Less: consolidated net (loss)/income attributable to the non-controlling interest	(80)	5,112	2,384
Consolidated net income attributable to Company	41,855	28,496	34,705
Less: dividends on preferred stock	7,798	5,740	—
Consolidated net income attributable to common stockholders	$34,057	$22,756	$34,705
Basic earnings per common share	$1.48	$1.00	$1.74
Diluted earnings per common share	$1.41	$1.00	$1.59
Weighted average shares – basic	22,852,948	22,641,636	19,710,482
Weighted average shares – diluted	30,262,467	22,641,636	28,173,217

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during the years ended December 31, 2021, December 31, 2020, and December 31, 2019. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
($ in thousands)	2021	2020	2019
Consolidated net income attributable to common stockholders	$34,057	$22,756	$34,705
Other comprehensive income/(loss):
Net unrealized income/(loss) on investments, net of non-controlling interest	645	(902)	1,852
Income tax expense related to items of other comprehensive income	—	—	—
Comprehensive income	$34,702	$21,854	$36,557

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
($ in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$41,775	$33,608	$37,089
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	1,312	879	3,604
Non-cash interest income accretion on mortgage loans	(19,451)	(29,040)	(39,113)
Interest and discount accretion on investment in debt securities	(10,963)	(9,852)	(6,655)
Discount accretion on investment in beneficial interests	(15,997)	(11,754)	(6,426)
(Gain)/loss on sale of mortgage loans	(122)	705	(7,123)
Loss on debt extinguishment	1,439	661	429
Gain on sale of real estate owned properties	(893)	(1,011)	(629)
Gain on sale of securities	(201)	(145)	(8)
Depreciation of property	7	29	499
Impairment of real estate owned	293	1,359	2,104
(Decrease)/increase in present value of expected credit losses on loans	(13,668)	(9,345)	803
Credit loss expense on mortgage loans	842	1,071	—
Decrease in net present value of expected credit losses on beneficial interests	(4,555)	(3,210)	—
Credit loss expense on beneficial interests	457	663	—
Amortization of debt discount and prepaid financing costs	6,164	5,176	5,716
Undistributed (income)/loss from investment in affiliates	(699)	155	(1,332)
Fair value adjustment on put option liability	9,462	4,733	—
Other non-cash charges	(3)	—	—
Net change in operating assets and liabilities
Prepaid expenses and other assets	(8,027)	(845)	(2,555)
Receivable from Servicer	(5,144)	1,311	(2,231)
Accrued expenses, management fee payable, and other liabilities	2,648	963	830
Net cash from operating activities	(15,324)	(13,889)	(14,998)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(286,219)	(88,965)	(129,186)
Principal paydowns on mortgage loans	218,762	127,505	134,696
Proceeds from sale of mortgage loans	125,975	25,412	212,648
Draws on small balance commercial loans	(20,689)	(56)	(912)
Purchase of securities	(341,788)	(144,682)	(187,825)
Proceeds from paydowns on debt securities	155,187	53,517	42,386
Proceeds from payoff and sale of securities	90,229	38,944	39,635
Purchase of rental property and property held-for-sale	(277)	—	(27,524)
Proceeds from sale of property held-for-sale	6,843	11,100	17,436
Renovations and recovery costs of rental property and property held-for-sale	—	(28)	171
Investment in equity method investee	—	—	(2,502)
Distribution from affiliates	1,778	1,418	1,144
Net cash from investing activities	(50,199)	24,165	100,167
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	560,627	315,364	322,561
Repayments on repurchase transactions	(435,705)	(308,346)	(444,372)
Proceeds from origination of secured borrowings	391,028	114,534	283,914
Repayments on secured borrowings	(393,005)	(183,487)	(241,134)
The accompanying notes are an integral part of the consolidated financial statements.

Payment of prepaid financing costs	(7,726)	(1,876)	(4,559)
Purchase of bonds of non-controlling interest in subsidiaries	(5,887)	—	—
Repurchase of the Company's senior convertible notes	(8,762)	(10,481)	—
Proceeds from issuance of preferred stock and warrants, net of offering costs	—	124,976	—
Sale of common stock, net of offering costs	251	—	34,301
Sale of common stock pursuant to dividend reinvestment plan	241	131	280
Acquisition of non-controlling interest in subsidiary	(11,362)	—	—
Distribution to non-controlling interest	(15,196)	(329)	(789)
Issuance of non-controlling interest in subsidiaries	—	145	144
Repurchase of the Company's common stock	(16)	(436)	—
Dividends paid on common stock and preferred stock	(28,774)	(17,499)	(26,322)
Net cash from financing activities	45,714	32,696	(75,976)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	(19,809)	42,972	9,193
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	107,335	64,363	55,170
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$87,526	$107,335	$64,363
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$29,521	$42,301	$53,324
Cash paid for income taxes	$57	$94	$71
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net transfer of loans from mortgage held-for-investment, net to mortgage loans held-for-sale, net	$159,733	$—	$—
Net transfer of loans and loan advances to rental property or property held-for-sale	$3,511	$4,903	$12,104
Non-cash adjustments to basis in mortgage loans	$3,193	$32	$(20)
Issuance of common stock for management fee and compensation expense	$1,312	$879	$3,604
Unrealized gain/(loss) on available for sale securities, net of non-controlling interest and tax	$645	$(902)	$1,852
Treasury stock received through distributions from investment in Manager	$516	$253	$188
Issuance of common stock for dividends	$—	$7,097	$—
Transfer of prepaids to rental property or property held-for-sale	$—	$139	$—
Non-cash transfer of rental property to Gaea	$—	$—	$41,997
Non-cash equity investment in Gaea resulting from deconsolidation	$—	$—	$18,494
Conversion of Operating Partnership Units	$—	$—	$10,816
Non-cash transfer of loans to Gaea	$—	$—	$2,215

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows as of December 31, 2021 and December 31, 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$84,426	$107,147
Restricted cash	3,100	188
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$87,526	$107,335

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the years ended December 31, 2019 through December 31, 2021
($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive (loss)/gain	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2018	—	$—	—	$—	18,909,874	$189	$(270)	$260,427	$41,063	$(575)	$300,834	$33,445	$334,279
Net income	—	—	—	—	—	—	—	—	34,705	—	34,705	2,384	37,089
Issuance of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	—	—	—	(22)	(22)
Sale of shares	—	—	—	—	2,278,518	23	—	34,278	—	—	34,301	—	34,301
Conversion of Operating Partnership Units	—	—	—	—	624,106	6	—	10,810	—	—	10,816	(10,816)	—
Issuance of shares under dividend reinvestment plan	—	—	—	—	20,107	—	—	280	—	—	280	—	280
Stock-based management fee expense	—	—	—	—	237,237	3	—	2,590	—	—	2,593	—	2,593
Stock-based compensation expense	—	—	—	—	85,272	1	—	1,010	—	—	1,011	—	1,011
Dividends declared ($0.32 per share) and distributions	—	—	—	—	—	—	—	—	(26,322)	—	(26,322)	(789)	(27,111)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,852	1,852	—	1,852
Treasury stock	—	—	—	—	(12,971)	—	(188)	—	—	—	(188)	—	(188)
The accompanying notes are an integral part of the consolidated financial statements.

	For the years ended December 31, 2019 through December 31, 2021
($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive (loss)/gain	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at December 31, 2019	—	$—	—	$—	22,142,143	$222	$(458)	$309,395	$49,446	$1,277	$359,882	$24,202	$384,084
Net income	—	—	—	—	—	—	—	—	28,496	—	28,496	5,112	33,608
Preferred Stock	2,307,400	51,100	2,892,600	64,044	—	—	—	—	—	—	115,144	—	115,144
Issuance of shares of subsidiary	—	—	—	—	—	—	—	—	—	—	—	145	145
Issuance of shares under dividend reinvestment plan	—	—	—	—	14,502	—	—	131	—	—	131	—	131
Stock-based compensation expense	—	—	—	—	114,467	1	—	878	—	—	879	—	879
Dividends declared ($0.17 and $0.32 per share) and distributions	—	—	—	—	781,222	8	—	7,089	(24,596)	—	(17,499)	(329)	(17,828)
Convertible senior notes repurchase	—	—	—	—	—	—	—	(81)	—	—	(81)	—	(81)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(902)	(902)	—	(902)
Treasury stock	—	—	—	—	(73,995)	—	(701)	12	—	—	(689)	—	(689)
Balance at December 31, 2020	2,307,400	$51,100	2,892,600	$64,044	22,978,339	$231	$(1,159)	$317,424	$53,346	$375	$485,361	$29,130	$514,491
Net income	—	—	—	—	—	—	—	—	41,855	—	41,855	(80)	41,775
Sale of shares	—	—	—	—	24,951	—	—	251	—	—	251	—	251
Acquisition of non-controlling interest in subsidiary	—	—	—	—	—	—	—	(3,056)	—	—	(3,056)	(8,306)	(11,362)
The accompanying notes are an integral part of the consolidated financial statements.

	For the years ended December 31, 2019 through December 31, 2021
($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive (loss)/gain	Total Stockholders’ Equity	Non-controlling Interest	Total Equity
Issuance of shares under dividend reinvestment plan	—	—	—	—	18,750	1	—	240	—	—	241	—	241
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(17,186)	(17,186)
Stock-based compensation expense	—	—	—	—	164,862	1	—	1,311	—	—	1,312	—	1,312
Dividends declared ($0.10, $0.17, $0.19, $0.21 and $0.24 per share) and distributions	—	—	—	—	—	—	—	—	(28,774)	—	(28,774)	(380)	(29,154)
Convertible senior notes repurchase	—	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)
Other comprehensive income	—	—	—	—	—	—	—	—	—	645	645	—	645
Treasury stock	—	—	—	—	(40,127)	—	(532)	—	—	—	(532)	—	(532)
Balance at December 31, 2021	2,307,400	$51,100	2,892,600	$64,044	23,146,775	$233	$(1,691)	$316,162	$66,427	$1,020	$497,295	$3,178	$500,473

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company facilitates capital raising activities and operates as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. The Company may also acquire or originate small balance commercial loans (“SBC loans”). The SBC loans that the Company opportunistically targets generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, the Company invests in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. The Company may also target investments in non-performing loans (“NPLs”). NPLs are loans on which the most recent three payments have not been made. The Company may acquire NPLs from time to time, either directly or with joint venture partners. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Operating Partnership, through interests in certain entities, as of December 31, 2021 and December 31, 2020, held 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. The Company has securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE, and the Company has determined that it is the primary beneficiary of this VIE.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of 4,419,641 shares of common stock to third parties to allow Gaea to continue to advance its investment strategy. The purchase price per share was $15.00. Upon completion of the private placement, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. At December 31, 2021 the Company owned approximately 22.8% of Gaea with the dilution since the capital raise driven by Gaea's equity issuances. From the date of the capital raise forward, the Company accounts for its investment in Gaea under the equity method.

Basis of Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to financial statements.

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. which wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts and is 99.9% owned by the Company as of December 31, 2021 and December 31, 2020. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

During the second quarter of 2021, the majority of loans held by 2017-D were sold into Ajax Mortgage Loan Trust 2021-C ("2021-C"), a related party joint venture with third party institutional investors. The Company held a 50.0% ownership of the remaining loans held by 2017-D at December 31, 2021.

During the first quarter of 2021, the Company acquired the remaining ownership of Ajax Mortgage Loan Trust 2018-C ("2018-C"), a subsidiary that previously had non-controlling ownership interest held by third parties and was 63.0% owned by the Company as of December 31, 2020 and consolidated in the Company's consolidated financial statements. At December 31, 2021 there was no non-controlling ownership interest in 2018-C held by third parties.

The Company’s 19.8% ownership in the Manager and 8.0% investment in GAFS are accounted for using the equity method because the Company can exercise influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in the Manager or GAFS since each is privately held.

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

The accompanying notes are an integral part of the consolidated financial statements.

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

The Company accounts for its non-PCD loans by estimating any allowance for expected credit losses for its non-PCD loans based on the risk characteristics of the individual loans. If necessary, an allowance for expected credit losses is established through a provision for loan losses. The allowance is the difference between the net present value of the expected future cash flows from the loan and the contractual balance due. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent. For individual loans, a troubled debt restructuring is a formal restructuring of a loan where, for economic or legal reasons related to the borrower’s financial difficulties, a concession that would not otherwise be considered is granted to the borrower. The concession may be granted in various forms, including providing a below-market interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a combination of these. An individual loan that has had a troubled debt restructuring is considered to be impaired and is subject to the relevant accounting for impaired loans.

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

Rental property is property not held-for-sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of up to 27.5 years. The Company performs an impairment analysis for rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired.

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
The accompanying notes are an integral part of the consolidated financial statements.

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

Convertible Senior Notes

During 2017 and 2018, the Company completed the public offer and sale of $123.9 million in aggregate principal amount of its convertible senior notes (the “notes”) due 2024, in three separate offerings which form a single series of fungible securities. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a current conversion rate of 1.7279 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, is subject to adjustment under certain circumstances.

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

During the first, second and fourth quarters of 2021, the Company completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million, $5.0 million and $1.3 million, respectively, for total purchase prices of $2.4 million, $5.1 million and $1.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarters of 2021 were both zero and for the fourth quarter of 2021 was $8 thousand. There were no convertible note repurchases during the third quarter of 2021. During the first and third quarters of 2020, the Company completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively. There were no convertible note repurchases during the second and fourth quarters of 2020.

Management Fee and Expense Reimbursement

The Company is a party to the Third Amended and Restated Management Agreement with the Manager (the "Management Agreement") by and between the Company and the Manager, dated as of May 1, 2020, expiring on March 5,
The accompanying notes are an integral part of the consolidated financial statements.

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

On June 7, 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”) to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees
The accompanying notes are an integral part of the consolidated financial statements.

of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the conversion of all warrants and convertible senior notes into shares of common stock). Grants of restricted stock under the 2016 Plan use grant date fair value of the stock as the basis for measuring the cost of the grant. Forfeitures of granted shares are accounted for in the period in which they occur. The shares granted in 2021 vest over four years, with one-fourth of the shares vesting on each of the first, second, third and fourth anniversaries of the grant date. The shares granted prior to 2021 vest over three years, with one-third of the shares vesting on each of the first, second and third anniversaries of the grant date. The shares may not be sold until the third or fourth anniversary of the grant date, as determined by the contract.

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
The accompanying notes are an integral part of the consolidated financial statements.

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

Reclassifications

The Company combined its Property held-for-sale, net and Rental property, net lines with balances of $7.8 million and $0.7 million, respectively, in its December 31, 2020 consolidated balance sheet into a single line, Real estate owned properties, net, to conform to the current period presentation. There was no effect on the Company's reported earnings or cash flows for the periods presented. The Company reclassified its put option liability of $14.2 million at December 31, 2020, from Accrued expenses and other liabilities in its consolidated balance sheets to a separate line, Put option liability, to conform to the current period presentation. There was no effect on the Company's reported earnings or cash flows for the periods presented. The Company also reclassified its loans and beneficial interest credit loss expenses of $1.1 million and $0.7 million, respectively, for the year ended December 31, 2020, from Net decrease in the net present value of expected credit losses to Interest income on its consolidated statement of income to align the presentation with the method the Company uses to evaluate these results. The Company reclassified its loss from loan settlement of $0.7 million for the year ended December 31, 2020 and income from loan settlement of $7.1 million for the year ended December 31, 2019 from Loss/income on sale of mortgage loans to Other income on its consolidated statements of income to align the presentation with the method the Company uses to evaluate these results. The Company reclassified its loan transaction expense of $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively, from Loan transaction expense to Other expense on its consolidated statements of income to align the presentation with the method the Company uses to evaluate these results. The Company also reclassified its fair value adjustment on put option of $4.7 million for the year ended December 31, 2020 from Other expense to Fair value adjustment on put option on its consolidated statement of income to align the presentation with the method the Company uses to evaluate these results.

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

For the Company’s mortgage loan portfolio, the initial adoption resulted in a reclassification between loan discount and allowance for purchased credit impaired loans of $10.2 million. This adjustment had no effect on the Company’s balance sheet presentation, or on consolidated equity. The Company does not consider this transition adjustment to be material to its financial position or previously reported statements. During subsequent periods this allowance for credit losses will be adjusted either upward or downward for expected changes in future credit losses based on expected cash flows. These changes to the reserve will be recognized in the Company's current period income. Historically, only reductions in expected cash flows were recognized in the current period earnings, while increases in expected cash flows were recognized prospectively over the remaining expected lives of the loan pools. The Company’s investments in beneficial interests are also deemed to be credit impaired under ASC 2016-13 and follow guidance comparable to that for impaired loans. Similarly, upon adoption, a reclassification from discount to allowance for credit impaired loss of $1.7 million was recorded, with no net impact on the Company’s balance sheet or on consolidated equity. As with the adjustment noted above for the Company's loan portfolio, this adjustment had no effect on the Company’s balance sheet presentation, or on consolidated equity. The Company does not consider this transition adjustment to be material to its financial position or previously reported statements. In subsequent periods, changes to the reserve for beneficial interests will be recognized in the Company’s current period income. Under ASU 2016-13, credit losses for available-for-sale debt securities are measured in a manner similar to current GAAP. However, the amendments in this ASU require that credit losses be recorded through an allowance for credit losses, which will cause subsequent reversals in credit loss estimates to be recognized in current income. In addition, the allowance for available-for-sale debt securities is limited to the extent that the fair value is less than the amortized cost.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40). The amendments in this update simplify the accounting for convertible instruments by removing certain accounting models that require separation of convertible instruments into debt and equity components with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums. Consequently a convertible instrument will be accounted for as a single liability measured as its amortized cost and convertible preferred stock will be accounted for as a single instrument recorded at historical cost as long as no other features require bifurcation or recognition as derivatives. This guidance is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is adopting 2020-06 using the modified retrospective method as of the beginning of its calendar year 2022 and does not anticipate a material effect on its consolidated assets or liabilities, consolidated net income or equity or cash flows on the date of adoption.

The accompanying notes are an integral part of the consolidated financial statements.

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Mortgage loan categories of RPL, NPL and SBC as of December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021		December 31, 2020
Loan portfolio basis by asset type	Mortgage loans held-for-investment	Mortgage loans held-for-sale	Mortgage loans held-for-investment	Mortgage loans held-for-sale
Residential RPLs	$941,565	$29,572	$1,057,454	$—
Residential NPLs	119,520	—	38,724	—
SBC loans	19,349	—	23,194	—
Total	$1,080,434	$29,572	$1,119,372	$—

Included on the Company’s consolidated balance sheets as of December 31, 2021 and December 31, 2020 are approximately $1.1 billion at each year end of RPLs, NPLs, and SBC loans that are held-for-investment and approximately $29.6 million and zero, respectively, of RPLs that are held-for-sale. At September 30, 2021 the Company reclassified $31.0 million of Mortgage loans held-for-investment to the Mortgage loans held-for-sale line in its consolidated balance sheet.

The categorization of RPLs, NPLs and SBC loans is determined at the time of acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income and credit and non-credit discount, less principal and interest cash flows received. The carrying values at December 31, 2021 and December 31, 2020 for the Company's loans in the table above are presented net of a cumulative allowance for expected credit losses of $7.1 million and $13.7 million, respectively, reflected in the appropriate lines in the table by loan type. For the year ended December 31, 2021 and 2020 the Company recognized $13.7 million and $9.3 million, respectively, of revenue due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows. For the year ended December 31, 2019, the Company recognized $0.8 million of losses, due to a net increase in expected credit losses resulting from decreases in the present value of the expected cash flows. For the years ended December 31, 2021, 2020 and 2019, the Company accreted $79.9 million, $86.1 million and $97.1 million, respectively, net of the impact of changes in expected credit losses into interest income with respect to its RPL, NPL and SBC loans.

Loss estimates are determined based on the net present value of the difference between the contractual cash flows and the expected cash flows over the expected life of the loans. Contractual cash flows are calculated based on the stated terms of the loans using a prepayment rate assumption. Expected cash flows are based on the Manager's proprietary model, which includes factors such as resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Additional variables bearing upon cash flow expectations include the specific location of the underlying property, loan-to-value ratio, property age and condition, borrower's amount of equity in the property, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents.

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

During the years ended December 31, 2021 and 2020, the Company purchased 1,006 and 304 RPLs with UPB of $191.3 million and $61.7 million, respectively. During the years ended December 31, 2021 and 2020, 387 and 65 NPLs were purchased with UPB of $94.8 million and $16.0 million, respectively. During the years ended December 31, 2021 and 2020, the Company acquired 16 and 14 SBC loans with UPB of $8.9 million and $20.3 million, respectively.

Included in the Company's loan acquisitions for 2021 are 772 RPLs, NPLs and SBC loans with a carrying value of $152.9 million from Ajax Mortgage Loan Trust 2019-C ("2019-C"), a joint venture trust previously formed by the Company in which it had held a 34.0% interest in the class B securities and trust certificate. The remaining 66.0% of 2019-C was acquired from the Company's joint venture partner in exchange for cash consideration for the outstanding equity certificate and subordinate notes and the assumption of the obligation to repay the senior note outstanding. Subsequent to the acquisition, the
The accompanying notes are an integral part of the consolidated financial statements.

senior and subordinate notes were retired in December 2021. The Company previously recorded its investment in 2019-C as Investment in debt securities and Investment in beneficial interests because it was not the primary beneficiary of the trust. Subsequent to acquiring the outstanding equity certificate, the Company became the sole owner of the trust and now reflects the underlying mortgage loans on its consolidated balance sheet.

During the year ended December 31, 2021 the Company sold 760 loans from 2017-D with a carrying value of $129.2 million and UPB of $133.8 million through a sponsored joint venture between the Company and a third party accredited institutional investor resulting in the removal of the related loans from the consolidated balance sheet. The Company retained various classes of securities from the joint venture. Comparatively, during the year ended December 31, 2020 the Company sold 26 loans with a carrying value of $26.1 million and UPB of $26.2 million and collateral values of $44.2 million to Gaea, a related party. See Note 10 — Related Party Transactions.

The Company adopted CECL using the prospective transition approach for PCD assets on January 1, 2020. At the time, $10.2 million of loan discount was reclassified to the allowance for expected credit losses with no net impact on the amortized cost basis of the portfolio. The Company views its mortgage loan portfolio based on a combination of loan performance and legal ownership for loans held by certain consolidated trusts, and used seven and six pools at December 31, 2021 and December 31, 2020, respectively, to aggregate its portfolio of PCD loans, and two pools and one pool for its non-PCD loans at December 31, 2021 and December 31, 2020, respectively.

At December 31, 2021, the Company aggregated its PCD loans in seven loan pools. Pool Great Ajax REIT II contains loans in the Company’s rated securitization transactions. Great Ajax REIT II is a separate taxpayer from Great Ajax Corp. Accordingly, the Company maintains separate books and records for each entity. At inception, loans in the Company’s rated securitization transactions have all made at least 12 of the last 12 payments and meet the pay string and loan to value requirements to obtain a AAA rating on the senior bond. Pool California contains all loans from California that are not included in Great Ajax REIT II. The Company's California loans generally outperform those of other states in that the Company rarely takes back an REO property because it receives foreclosure bids that exceeds its investment in the mortgage loan. 7f7 and better contains all loans that have made at least seven on time payments, either sequentially or in bulk. The Company's analytics have demonstrated that a borrower that makes seven of the last seven payments is substantially less likely to default than a borrower that has not made at least seven of the last seven payments. Pool 6f6 and below contains loans that have not made seven of the last seven payments and, accordingly, have a much lower survival rate assumption in expected cash flows. Pool 2021-B is an on-balance-sheet secured borrowing consisting primarily of loans previously owned by 2018-C that were not eligible to be securitized in a rated transaction. Pool 2019-C was formed by acquiring the trust's outstanding equity certificate from an unaffiliated third party holder and recognizing the loans on the Company's balance sheet. The Company expects to securitize the majority of the loans acquired from 2019-C in early 2022. The Company established the Ajax N pool to hold a small pool of loans which were designated as held-for-sale as of December 31, 2021.

At December 31, 2020, the Company aggregated its PCD loans in six loan pools. Separate pools were utilized for loans that had been securitized in rated secured borrowings during 2019 and 2020 ("Great Ajax II REIT") and for loans that are consolidated under U.S. GAAP but where the Company did not own 100% of the loan pool ("2017-D" and "2018-C") to facilitate the complete and accurate calculation of income attributable to the non-controlling interest. The remaining PCD loans were pooled between the California pool, and the 7f7 and better and the 6f6 and below pools based on their payment history as discussed above.

The portfolio of non-PCD loans at December 31, 2021 is divided between two loan pools, the non-PCD pool and the 18-1 LLC pool. The 18-1 LLC loans were previously pooled under non-PCD and determined during the fourth quarter of 2021 to be separated based on its similar risk characteristics because the loans can be put back to the seller once they are 60 days delinquent. Since the criteria for pooling loans includes a combination of both performance and legal ownership by subsidiary trust, these factors are not always mutually exclusive.

The accompanying notes are an integral part of the consolidated financial statements.

The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	December 31, 2021
Mortgage loans held-for-investment, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$764	$181	$698	$328	$1,730	$46,041	$339,759	$125,095	$514,596
2021-B	—	—	589	—	2,353	443	28,541	159,318	50,948	242,192
2019-C	—	—	—	—	265	—	9,020	96,995	39,801	146,081
California	—	—	1,268	1,248	—	—	1,681	6,431	1,373	12,001
7f7 and better	471	—	2,019	1,541	440	—	3,847	17,032	6,891	32,241
6f6 and below	—	1,351	1,783	1,470	209	368	9,885	70,163	28,774	114,003
18-1 LLC	—	—	605	176	284	429	819	33	10	2,356
Non-PCD	3,771	8,831	3,855	—	507	—	—	—	—	16,964
Total	$4,242	$10,946	$10,300	$5,133	$4,386	$2,970	$99,834	$689,731	$252,892	$1,080,434

	December 31, 2021
Mortgage loans held-for-sale, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Ajax N	$—	$—	$204	$—	$—	$—	$4,267	$15,893	$9,208	$29,572
Total	$—	$—	$204	$—	$—	$—	$4,267	$15,893	$9,208	$29,572

	December 31, 2020
Mortgage loans held-for-investment, net	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$—	$257	$488	$1,991	$41,746	$280,606	$99,909	$424,997
2018-C	—	—	—	—	—	14,100	119,343	39,778	173,221
2017-D	—	—	—	121	—	6,826	94,711	32,238	133,896
California	2,221	952	1,484	362	—	5,292	60,393	18,084	88,788
7f7 and better	—	911	434	—	2,125	17,520	88,414	32,831	142,235
6f6 and below	872	1,397	2,054	336	305	13,409	78,202	30,239	126,814
Non-PCD	21,387	4,738	64	2,493	99	611	20	9	29,421
Total	$24,480	$7,998	$4,293	$3,800	$4,520	$99,504	$721,689	$253,088	$1,119,372

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the years ended December 31, 2021 and 2020 ($ in thousands):

	For the year ended December 31, 2021		For the year ended December 31, 2020
	PCD Loans	Non PCD Loans	PCD Loans	Non PCD Loans
Par	$291,338	$3,611	$70,811	$27,191
Discount	(1,059)	(8)	(6,457)	(701)
Allowance	(7,663)	—	(1,879)	—
Purchase Price	$282,616	$3,603	$62,475	$26,490
The accompanying notes are an integral part of the consolidated financial statements.

The Company performs an analysis of its expectation of the amount of undiscounted cash flows to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the year ended December 31, 2021, the Company recorded a $0.3 million reclassification from non-credit discount to the allowance for expected credit losses. This was followed by a $13.7 million reduction of the allowance for expected credit losses, respectively, due to increases in the net present value of expected cash flows. During the year ended December 31, 2021, the Company also recorded a $7.7 million increase in the allowance for expected credit losses due to new acquisitions. Comparatively, during the year ended December 31, 2020, the Company recorded a $8.0 million reclassification from non-credit discount to the allowance for expected credit losses. This was followed by a $9.3 million reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During the year ended December 31, 2020, the Company also recorded a $1.9 million increase in the allowance for expected credit losses due to new acquisitions. Comparatively, during the year ended December 31, 2019, the Company recorded a $7 thousand reclassification to non-credit discount from the allowance for expected credit losses. This was followed by a $0.8 million increase of the allowance for expected credit losses due to the decreases in the present value of expected cash flows. During the year ended December 31, 2019, the Company had no allowance for expected credit losses for new acquisitions. An analysis of the balance in the allowance for expected credit losses account follows ($ in thousands):

	For the year ended December 31,
	2021	2020	2019
Allowance for loan credit losses, beginning of period	$(13,712)	$(1,960)	$(1,164)
Beginning period adjustment for CECL	—	(10,156)	—
Reclassification (from)/to non-credit discount (to)/from the allowance for changes in payment expectations	(304)	(7,991)	7
Increase in allowance for expected credit losses for loan acquisitions	(7,663)	(1,879)	—
Credit loss expense on mortgage loans	(842)	(1,071)	—
Reversal of/(increase in) allowance for expected credit losses due to increases/(decreases) in the net present value of expected cash flows	13,668	9,345	(803)
Reversal of allowance upon reclass of pool 2017-D to mortgage loans held-for-sale, net	1,741	—	—
Allowance for loan credit losses, end of period	$(7,112)	$(13,712)	$(1,960)

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of December 31, 2021 and 2020 ($ in thousands):

	As of December 31, 2021
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$398,200	$52,782	$19,530	$41,931	$2,153	$514,596
2021-B	61,066	24,428	24,807	113,459	18,432	242,192
2019-C	78,238	13,920	11,738	35,727	6,458	146,081
California	3,938	661	—	5,132	2,270	12,001
7f7 and better	13,087	4,192	1,718	13,068	176	32,241
6f6 and below	15,169	4,408	2,064	62,456	29,906	114,003
18-1 LLC	2,123	67	111	55	—	2,356
Non-PCD	16,457	—	—	—	507	16,964
Total	$588,278	$100,458	$59,968	$271,828	$59,902	$1,080,434

The accompanying notes are an integral part of the consolidated financial statements.

	As of December 31, 2021
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Ajax N	$13,485	$3,927	$2,369	$7,828	$1,963	$29,572
Total	$13,485	$3,927	$2,369	$7,828	$1,963	$29,572

	As of December 31, 2020
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$311,941	$48,266	$19,559	$43,364	$1,867	$424,997
2018-C	70,034	20,541	15,300	57,538	9,808	173,221
2017-D	58,198	24,906	12,437	36,106	2,249	133,896
California	42,214	7,660	5,519	29,343	4,052	88,788
7f7 and better	72,613	14,003	12,447	41,383	1,789	142,235
6f6 and below	13,976	10,773	7,157	68,677	26,231	126,814
Non-PCD	22,562	6,099	56	704	—	29,421
Total	$591,538	$132,248	$72,475	$277,115	$45,996	$1,119,372

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties or through conversions of mortgage loans in its portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Property Held-for-Sale and Rental Property

As of December 31, 2021 and 2020, the Company’s net investments in real estate properties were $6.1 million and $8.5 million, respectively, which include balances relating to properties held-for-sale of $6.1 million and $7.8 million, respectively, and no rental properties at December 31, 2021 and $0.7 million in rental properties at December 31, 2020. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. Also, included in the properties held-for-sale balance for the periods as of December 31, 2021 and 2020, was $0.7 million and $0.3 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. As of December 31, 2021 and 2020, the Company had a total of 31 and 38 real estate owned properties, respectively, which included 31 and 32 held-for-sale properties, respectively, and no rental properties at December 31, 2021 and six rental properties at December 31, 2020. For the year ended December 31, 2021, additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio or were transfers from rental property. Also, in 2021, three REO held-for-sale were acquired through direct purchase as a result of the Company's acquisition of 2019-C, which was previously a non-consolidated joint venture. For the year ended December 31, 2020, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio or were transfers from rental property.

The accompanying notes are an integral part of the consolidated financial statements.

The following table presents the activity in the Company’s carrying value of property held-for-sale and rental property for the years ended December 31, 2021 and 2020 ($ in thousands):

	For the year ended December 31,
	2021		2020
Property Held-for-Sale and Rental Property	Count	Amount	Count	Amount
Balance at beginning of period	38	$8,526	68	$15,071
Net transfers from mortgage loans and prepaids	23	3,511	20	4,903
Purchases	3	277	—	—
Adjustments to record at lower of cost or fair value	—	(293)	—	(1,359)
Depreciation on rental properties	—	(7)	—	(29)
Disposals	(33)	(5,951)	(50)	(10,089)
Other	—	—	—	29
Balance at end of period	31	$6,063	38	$8,526

Dispositions

During the years ended December 31, 2021 and 2020 the Company sold 33 and 50 REO properties realizing net gains of approximately $0.9 million and $1.0 million, respectively. These amounts are included in Other income on the Company's consolidated statements of income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for the years ended December 31, 2021 and 2020 of $0.3 million and $1.4 million, respectively.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIEs, that the Company has either sponsored or contributed assets to, but which the Company does not consolidate since it has determined it is not the primary beneficiary. See Note 10 — Related party transactions. The Company marks its debt securities to fair value using prices provided by financing counterparties, and believes any unrealized losses to be temporary. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or the COVID-19 pandemic, and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. The following table presents information regarding the Company's investments in debt securities and investments in beneficial interests ($ in thousands):

	As of December 31, 2021
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities	$354,158	$1,822	$(802)	$355,178
Beneficial interests in securitization trusts	139,588	—	—	139,588
Total investments at fair value	$493,746	$1,822	$(802)	$494,766

(1)Basis amount is net of any realized amortized costs, principal paydowns and interest receivable on securities of $0.3 million.

	As of December 31, 2020
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities	$273,459	$1,152	$(777)	$273,834
Beneficial interests in securitization trusts	91,418	—	—	91,418
Total investments at fair value	$364,877	$1,152	$(777)	$365,252
The accompanying notes are an integral part of the consolidated financial statements.

(1)Basis amount is net of amortized costs, principal paydowns and interest receivable on securities of $0.2 million.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of December 31, 2021
	Step-up date(1)	Basis(2)	Gross unrealized losses	Carrying value
Debt securities due November 2051(3)	March 2025	$44,902	$(12)	$44,890
Debt securities due June 2057(3)	April 2022(5)	23,165	(3)	23,162
Debt securities due September 2059(3)	February 2023	9,173	(24)	9,149
Debt securities due December 2059(3)	July 2023	40,502	(87)	40,415
Debt securities due March 2060(3)	February 2025	16,977	(91)	16,886
Debt securities due January 2061(3)	September 2024	14,000	(140)	13,860
Debt securities due June 2061(4)	January 2025/February 2025	86,909	(445)	86,464
Total		$235,628	$(802)	$234,826

(1)Step-up date is the date at which the coupon interest rate on the security increases. The Company expects the security to be called before the step-up date.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This security has been in an unrealized loss position for less than 12 months.
(4)This line is comprised of two securities that are both due June 2061. One security with a balance of $0.4 million has been in an unrealized loss position for less than 12 months and has a step-up date in January 2025 and the other security of $0.1 million has been in a loss position for less than 12 months has a step-up date in February 2025.
(5)On January 25, 2022 the step-up date for this security was extended from January 2022 to April 2022. See Note 16 — Subsequent events.

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

As of December 31, 2021, the Company recorded $1.8 million gross unrealized gains and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments with a fair value of $355.2 million, which includes $0.3 million in interest receivable. As of December 31, 2020, the Company recorded $1.2 million of gross unrealized gains and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments with a fair value of $273.8 million, which includes $0.2 million in interest receivable.

During 2021 and 2020, the Company acquired $342.9 million and $144.7 million, respectively, in aggregate of debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issued senior notes and beneficial interests. In certain transactions, the joint ventures also issued subordinated notes. Of the $342.9 million, the Company acquired $254.2 million in senior notes, $35.6 million in subordinate notes and $53.1 million in beneficial interests issued by joint ventures. Comparatively, of the $144.7 million, the Company
The accompanying notes are an integral part of the consolidated financial statements.

acquired $115.6 million in senior notes, $9.8 million in subordinate notes and $19.3 million in beneficial interests issued by joint ventures. At December 31, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $355.2 million and $139.6 million, respectively. At December 31, 2020, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $273.8 million and $91.4 million, respectively. As of December 31, 2021 and December 31, 2020, the Company owned no securities that were past due.
The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the year ended December 31, 2021 ($ in thousands):

	For the year ended December 31,
	2021	2020
Par	$60,282	$27,319
Discount	(4,953)	(5,233)
Allowance	(2,211)	(2,779)
Purchase Price	$53,118	$19,307

The Company generally recognizes increases and decreases in the net present value of expected cash flows in earnings in the period they occur. An expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest. If there is no allowance for expected credit losses recorded against a beneficial interest, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary. During 2021 and 2020, the Company recorded reversals of the allowance for expected credit losses for beneficial interests of $4.6 million and $3.2 million, respectively. An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	For the year ended December 31,
	2021	2020	2019
Allowance for beneficial interests credit losses, beginning balance	$(4,453)	$—	$—
Beginning period adjustment for CECL	—	(1,668)	—
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment expectations	1,951	(2,553)	—
Increase in allowance for credit losses for acquisitions	(2,211)	(2,779)	—
Credit loss expense on beneficial interests	(457)	(663)	—
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	4,555	3,210	—
Allowance for beneficial interests credit losses, end balance	$(615)	$(4,453)	$—

Note 6 — Fair Value

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of December 31, 2021 and 2020 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$355,178	$—	$355,178	$—
Recurring financial liabilities
Put option liability	$23,667	$—	$—	$23,667
The accompanying notes are an integral part of the consolidated financial statements.

		Level 1	Level 2	Level 3
December 31, 2020	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investments in debt securities at fair value	$273,834	$—	$273,834	$—
Recurring financial liabilities
Put option liability	$14,205	$—	$—	$14,205

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of December 31, 2021 and 2020 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$1,080,434	$—	$—	$1,174,660
Mortgage loans held-for-sale, net	$29,572	$—	$—	$32,857
Investment in beneficial interests	$139,588	$—	$—	$139,588
Investment in Manager	$1,502	$—	$—	$12,346
Investment in AS Ajax E LLC	$569	$—	$721	$—
Investment in AS Ajax E II LLC	$2,550	$—	$2,824	$—
Investment in GAFS, including warrants	$2,602	$—	$—	$3,320
Investment in Gaea	$19,571	$—	$—	$21,170
Investment in Loan pool LLCs	$226	$—	$—	$853
Financial liabilities
Secured borrowings, net	$575,563	$—	$580,166	$—
Borrowings under repurchase transactions	$546,054	$—	$546,054	$—
Convertible senior notes, net	$102,845	$108,816	$—	$—

		Level 1	Level 2	Level 3
December 31, 2020	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$1,119,372	$—	$—	$1,232,081
Investment in beneficial interests	$91,418	$—	$—	$91,418
Investment in Manager	$1,366	$—	$—	$11,709
Investment in AS Ajax E LLC	$776	$—	$934	$—
Investment in AS Ajax E II LLC	$3,381	$—	$3,484	$—
Investment in GAFS, including warrants	$2,711	$—	$—	$3,320
Investment in Gaea	$20,001	$—	$—	$19,150
Investment in Loan pool LLCs	$381	$—	$—	$701
Financial liabilities
Secured borrowings, net	$585,403	$—	$586,419	$—
Borrowings under repurchase transactions	$421,132	$—	$421,132	$—
Convertible senior notes, net	$110,057	$110,675	$—	$—

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

The Company’s ownership interest in AS Ajax E LLC and AS Ajax E II LLC are valued using estimates provided by financing counterparties or other publicly available information.

The fair value of the Company's ownership interest in GAFS, including warrants, is determined by applying an earnings multiple to expected earnings.

The Company's ownership interest in Gaea is estimated using a projected net operating income for its property portfolio.

The fair value of the Company's ownership interest of in the loan pool LLCs is determined by using estimates of underlying assets and liabilities taken from its Manager's pricing model.

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

The Company's put option liability is adjusted to approximate market value through earnings. The put obligation is a fixed amount that may be settled in cash or shares of the Company's common stock at the option of the Company. Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis of $9.5 million to the future put obligation of $50.7 million over the 39-month term of the put option liability. The fair value of the Company's put option liability is measured quarterly with adjustments posted to the Company's consolidated statements of income.

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

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition cost ("cost") or net realizable value. Net realizable value is determined based on appraisals, BPOs, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as it's carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of December 31, 2021 and 2020 ($ in thousands):

The accompanying notes are an integral part of the consolidated financial statements.

			Level 1	Level 2	Level 3
December 31, 2021	Carrying Value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,063	$(293)	$—	$—	$6,063

			Level 1	Level 2	Level 3
December 31, 2020	Carrying Value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$7,807	$(1,359)	$—	$—	$7,807

Note 7 — Affiliates

Unconsolidated Affiliates

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At December 31, 2021 the Company owned approximately 22.8% of Gaea with third party investors owning the remaining approximately 77.2%. The additional dilution since the date of the capital raise is driven by Gaea's equity issuances. The Company accounts for its ownership interest in Gaea using the equity method.

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

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E LLC was reduced to a lower percentage of the total. As of December 31, 2021 and 2020, the Company’s ownership interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its ownership interest using the equity method.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	For the year ended December 31,
Net income/(loss) at 100%	2021	2020	2019
Thetis Asset Management LLC	$3,297	$(693)	$4,685
Gaea Real Estate Corp.	$222	$720	$(20)
AS Ajax E LLC	$198	$209	$299
Loan pool LLCs	$(126)	$(133)	$(9)
Great Ajax FS LLC	$(1,363)	$(3,901)	$2,233

	December 31, 2021		December 31, 2020
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$9,498	$1,904	$9,531	$2,122
Gaea Real Estate Corp.	$105,667	$24,305	$94,639	$11,886
AS Ajax E LLC	$3,545	$2	$4,808	$2
Loan pool LLCs	$2,242	$4,060	$2,423	$3,961
Great Ajax FS LLC	$66,355	$47,293	$56,532	$36,101

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	For the year ended December 31,
Net income/(loss) at the Company's share	2021	2020	2019
Thetis Asset Management LLC	$653	$(137)	$928
Gaea Real Estate Corp.	$51	$165	$(5)
AS Ajax E LLC	$33	$34	$49
Loan pool LLCs	$(51)	$(54)	$(4)
Great Ajax FS LLC	$(109)	$(312)	$179

	December 31, 2021		December 31, 2020
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$1,881	$377	$1,887	$420
Gaea Real Estate Corp.	$24,092	$5,542	$21,729	$2,729
AS Ajax E LLC	$583	$—	$791	$—
Loan pool LLCs	$900	$1,635	$973	$1,595
Great Ajax FS LLC	$5,308	$3,783	$4,523	$2,888

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II LLC, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. As of December 31, 2021, AS Ajax E II LLC was 53.1% owned by the Company, with the remainder held by third-parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. During the second quarter of 2021, the majority of loans held by 2017-D were sold into 2021-C, a related party joint venture with third party institutional investors. At December 31, 2021, the Company held a 50.0% ownership in the
The accompanying notes are an integral part of the consolidated financial statements.

remaining loans held by 2017-D. Great Ajax II REIT owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Great Ajax II REIT was 99.9% owned by the Company as of December 31, 2021 and 2020.

During the first quarter of 2021, the Company acquired the remaining ownership of 2018-C, a subsidiary that previously had non-controlling ownership interest held by third parties and was 63.0% owned by the Company as of December 31, 2020. As of December 31, 2021, 2018-C was 100.0% owned by the Company and the previous non-controlling interest had been reduced to zero.

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

At December 31, 2021, the Company had commitments to purchase, subject to due diligence, 52 RPLs and NPLs secured by single-family residences with aggregated UPB of $9.3 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios, or those of its third party institutional accredited co-investors. See Note 16 — Subsequent Events, for remaining open acquisitions as of the filing date.

During the quarter ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, each at a purchase price per share of $25.00 and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. Accordingly, the Company has recognized a liability on its consolidated balance sheet within accrued expenses and other liabilities at December 31, 2021 for the present value of the put liability of $23.7 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of income. The following table sets forth the details of the Company's put option liability ($ in thousands):

	For the year ended December 31,
	2021	2020	2019
Beginning balance	$14,205	$—	$—
Initial recognition of put option liability	—	9,472	—
Fair value adjustments during the period	9,462	4,733	—
Ending balance	$23,667	$14,205	$—

The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, continues to be uncertain. As of December 31, 2021, no contingencies have been recorded on the Company's consolidated balance sheet as a result of the COVID-19 pandemic, however as the global pandemic continues, it may have long-term adverse impacts on the Company's financial condition, results of operations, and cash flows.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			December 31, 2021
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2022	October 6, 2021	$6,567	$6,567	$8,450	129%	1.33%
January 12, 2022	October 12, 2021	4,978	4,978	6,304	127%	1.32%
January 13, 2022	December 15, 2021	2,850	2,850	4,050	142%	1.31%
January 14, 2022	October 15, 2021	4,992	4,992	5,808	116%	1.17%
January 20, 2022	October 20, 2021	9,667	9,667	11,550	119%	1.18%
January 27, 2022	December 27, 2021	2,206	2,206	2,824	128%	1.30%
January 28, 2022	October 29, 2021	9,115	9,115	11,244	123%	1.33%
January 28, 2022	October 29, 2021	8,508	8,508	10,538	124%	1.33%
February 11, 2022	November 12, 2021	3,094	3,094	4,428	143%	1.75%
February 11, 2022	November 16, 2021	4,060	4,060	5,796	143%	1.36%
February 11, 2022	November 16, 2021	2,166	2,166	3,090	143%	1.36%
February 11, 2022	November 16, 2021	1,850	1,850	2,640	143%	1.36%
February 11, 2022	November 16, 2021	1,670	1,670	2,287	137%	1.36%
February 11, 2022	November 16, 2021	1,526	1,526	2,178	143%	1.36%
February 18, 2022	November 19, 2021	9,275	9,275	11,954	129%	1.36%
February 24, 2022	November 24, 2021	3,538	3,538	5,106	144%	1.77%
March 8, 2022	December 8, 2021	5,363	5,363	6,970	130%	1.19%
The accompanying notes are an integral part of the consolidated financial statements.

			December 31, 2021
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
March 8, 2022	December 8, 2021	1,955	1,955	2,496	128%	1.19%
March 16, 2022	December 16, 2021	40,956	40,956	54,424	133%	1.21%
March 16, 2022	December 16, 2021	4,258	4,258	6,232	146%	1.46%
March 17, 2022	December 17, 2021	6,425	6,425	8,093	126%	1.42%
March 17, 2022	December 17, 2021	5,904	5,904	7,573	128%	1.42%
March 17, 2022	December 17, 2021	1,177	1,177	1,687	143%	1.82%
March 21, 2022	December 20, 2021	30,850	30,850	41,473	134%	1.26%
March 21, 2022	December 20, 2021	2,629	2,629	3,770	143%	1.56%
March 22, 2022	December 22, 2021	33,201	33,201	35,956	108%	0.66%
March 22, 2022	December 22, 2021	2,892	2,892	3,421	118%	0.96%
March 22, 2022	December 22, 2021	1,541	1,541	1,943	126%	1.16%
March 22, 2022	December 22, 2021	1,369	1,369	2,047	150%	1.56%
March 22, 2022	December 22, 2021	1,330	1,330	1,788	134%	1.41%
March 25, 2022	December 27, 2021	15,443	15,443	20,367	132%	1.41%
March 25, 2022	December 27, 2021	4,444	4,444	6,413	144%	1.81%
April 1, 2022	October 5, 2021	28,482	28,482	36,200	127%	1.36%
April 19, 2022	October 22, 2021	7,909	7,909	9,279	117%	1.02%
April 19, 2022	October 22, 2021	6,215	6,215	7,276	117%	1.02%
April 19, 2022	October 22, 2021	5,090	5,090	6,063	119%	1.02%
June 10, 2022	December 13, 2021	13,992	13,992	20,151	144%	1.49%
June 10, 2022	December 13, 2021	6,220	6,220	8,203	132%	1.29%
July 8, 2022	July 9, 2021	150,000	13,824	20,856	151%	2.60%
September 22, 2022	September 23, 2021	400,000	228,523	300,324	131%	2.36%
Totals/weighted averages		$853,707	$546,054	$711,252	130%	1.74%

			December 31, 2020
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2021	October 9, 2020	$35,635	$35,635	$46,120	129%	2.33%
January 6, 2021	September 28, 2020	7,697	7,697	10,075	131%	2.33%
January 6, 2021	September 28, 2020	6,311	6,311	9,038	143%	2.48%
January 6, 2021	September 28, 2020	4,755	4,755	6,114	129%	2.33%
January 6, 2021	September 28, 2020	4,666	4,666	6,044	130%	2.33%
January 6, 2021	September 28, 2020	3,213	3,213	4,667	145%	2.48%
January 11, 2021	September 29, 2020	5,879	5,879	7,575	129%	2.32%
January 14, 2021	October 29, 2020	6,991	6,991	8,738	125%	2.35%
January 20, 2021	October 20, 2020	13,263	13,263	16,582	125%	2.22%
January 29, 2021	October 30, 2020	7,762	7,762	9,702	125%	2.21%
January 29, 2021	October 30, 2020	7,153	7,153	9,537	133%	2.21%
February 1, 2021	December 1, 2020	12,258	12,258	16,052	131%	1.88%
February 1, 2021	December 1, 2020	12,015	12,015	15,794	131%	1.88%
February 1, 2021	December 1, 2020	5,298	5,298	6,895	130%	1.88%
February 1, 2021	December 1, 2020	3,985	3,985	5,136	129%	1.88%
The accompanying notes are an integral part of the consolidated financial statements.

			December 31, 2020
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
February 1, 2021	December 1, 2020	2,887	2,887	3,790	131%	1.88%
February 1, 2021	December 1, 2020	2,332	2,332	3,360	144%	2.03%
February 1, 2021	December 1, 2020	1,132	1,132	1,607	142%	2.03%
February 12, 2021	November 13, 2020	2,945	2,945	4,428	150%	2.02%
March 5, 2021	December 7, 2020	24,946	24,946	33,348	134%	1.78%
March 5, 2021	December 7, 2020	24,312	24,312	32,571	134%	1.78%
March 17, 2021	December 17, 2020	10,219	10,219	13,172	129%	1.78%
March 17, 2021	December 17, 2020	8,381	8,381	10,872	130%	1.78%
March 17, 2021	December 17, 2020	3,894	3,894	5,193	133%	1.78%
March 17, 2021	December 17, 2020	1,145	1,145	1,687	147%	1.93%
March 24, 2021	December 24, 2020	7,016	7,016	10,024	143%	1.94%
March 24, 2021	December 24, 2020	5,008	5,008	6,637	133%	1.79%
March 24, 2021	December 24, 2020	2,577	2,577	3,367	131%	1.79%
April 9, 2021	October 13, 2020	33,084	33,084	43,069	130%	2.35%
July 9, 2021	July 10, 2020	250,000	53,256	84,337	158%	2.64%
September 23, 2021	September 24, 2020	400,000	101,117	160,068	158%	2.65%
Totals/weighted averages		$916,759	$421,132	$595,599	141%	2.29%

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of December 31, 2021 and 2020, the Company had $6.9 million and $4.7 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at December 31, 2021 and 2020 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	December 31, 2021	December 31, 2020
Gross amount of recognized liabilities	$546,054	$421,132
Gross amount of loans and securities pledged as collateral	711,252	595,599
Other prepaid collateral	6,902	4,653
Net collateral amount	$172,100	$179,120

Secured Borrowings

From its inception (January 30, 2014) to December 31, 2021, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at December 31, 2021. The secured borrowings are structured as debt financings and not sales through a real estate mortgage investment conduit (“REMIC”), and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes
The accompanying notes are an integral part of the consolidated financial statements.

issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at December 31, 2021.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings at December 31, 2021. The Company’s rated secured borrowings are designated in the table below.

At March 31, 2021, the Company's 2017-D secured borrowing contained Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A notes. The Company had retained 50.0% of both the Class A notes and Class B certificates from 2017-D; and the assets and liabilities were consolidated on the Company's consolidated balance sheets. During the second quarter of 2021, the majority of the loans in 2017-D were sold into 2021-C. Based on the structure of the transaction the Company does not consolidate 2021-C under U.S. GAAP.

The Company's 2018-C secured borrowing was structured with Class A notes, Class B notes and trust certificates representing the residual interest in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. The Company had retained 5.0% of the Class A notes and 63.0% of the Class B notes and trust certificates. During the first quarter of 2021 the Company acquired the remaining 37.0% ownership of the Class B notes and trust certificates and settled the remaining 95.0% of the outstanding Class A notes.

The Company's secured borrowings carry no provision for a step-up in interest rate on any of the Class B notes, except for 2021-B.

The following table sets forth the original terms of notes from the Company's secured borrowings outstanding at December 31, 2021 at their respective cutoff dates:

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
The accompanying notes are an integral part of the consolidated financial statements.

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at December 31, 2021 and 2020, and the securitization cutoff date ($ in thousands):

The accompanying notes are an integral part of the consolidated financial statements.

	Balances at December 31, 2021				Balances at December 31, 2020				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB		Bond principal balance
2017-B	$—	$—		—%	$110,062	$68,729		160%	$165,850		$115,846
2017-D	—	—		—%	133,897	51,256	(1)	261%	203,870	(2)	88,903
2018-C	—	—		—%	173,221	131,983	(3)	131%	222,181	(4)	167,910
2019-D	118,075	92,778		127%	148,641	125,008		119%	193,301		156,670
2019-F	115,571	81,026		143%	139,996	108,184		129%	170,876		127,673
2020-B	119,184	86,011		139%	136,360	105,601		129%	156,468		114,534
2021-A	161,766	141,435		114%	—	—		—%	206,506		175,116
2021-B	242,191	181,657		133%	—	—		—%	287,882		215,912
	$756,787	$582,907	(5)	130%	$842,177	$590,761	(5)	143%	$1,606,934		$1,162,564

(1)The gross amounts of senior bonds at December 31, 2020 was $102.6 million, however, only $51.3 million is reflected in Secured borrowings as the remainder is owned by the Company.
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
(5)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $7.3 million and $5.4 million as of December 31, 2021 and December 31, 2020, respectively.
Convertible Senior Notes

At December 31, 2021 and December 31, 2020, the Company had carrying values of $102.8 million and $110.1 million, respectively, for its convertible senior notes. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company's common stock at a conversion rate of 1.7279 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.47 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of December 31, 2021, the amount by which the if-converted value falls short of the principal value for the entire series is $9.5 million.

At December 31, 2021, the outstanding aggregate principal amount of the notes was $104.6 million, and discount and deferred expenses were $1.7 million. During the year ended December 31, 2021, the Company recognized interest expense on its outstanding convertible notes of $9.1 million, which includes $1.3 million of amortization of discount and deferred expenses. Comparatively at December 31, 2020, the outstanding aggregate principal amount of the notes was $113.4 million, and discount and deferred expenses were $3.3 million. During the year ended December 31, 2020, the Company recognized interest expense on its outstanding convertible notes of $9.7 million, which includes $1.4 million of amortization of discount and deferred expenses. The effective interest rates of the notes for the years ended December 31, 2021 and December 31, 2020 were 8.46% and 8.56%, respectively.

During the first, second and fourth quarters of 2021, the Company completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million, $5.0 million and $1.3 million, respectively, for total purchase prices of $2.4 million, $5.1 million and $1.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarters of 2021 were both zero and for the fourth quarter of 2021 was $8 thousand. There were no convertible note repurchases during the third quarter of 2021. During the first and third quarters of 2020, the Company completed a series of convertible note repurchases for aggregate principal amounts of $8.0 million and $2.5 million, respectively, for total purchase prices of $8.2 million and $2.3 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and third quarter of 2020 transactions were $0.1 million and zero, respectively. There were no convertible note repurchases during the second and fourth quarters of 2020.

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

Note 10 — Related Party Transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

			For the year ended December 31, 2021
Transaction	Consolidated Statement of Income location	Counterparty	Amount
Earnings from securities and beneficial interests in trusts	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$31,058
Management fee	Related party expense – management fee	Manager	$9,116
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$7,433
Income from equity investment	Income/(loss) from investment in affiliates	Manager	$653
Affiliate loan interest income	Interest income	Gaea	$248
Gain on sale of securities	Other income	Various non-consolidated joint ventures	$201
Gain on sale of mortgage loans	Other income	2021-C	$122
Income from equity investment	Income/(loss) from investment in affiliates	Gaea	$51
Affiliate loan interest income	Interest income	Servicer	$37
Income from equity investment	Income/(loss) from investment in affiliates	AS Ajax E LLC	$33
Loss from equity investment	Income/(loss) from investment in affiliates	Loan pool LLCs	$(51)
Loss from equity investment	Income/(loss) from investment in affiliates	Great Ajax FS	$(109)

			For the year ended December 31, 2020
Transaction	Consolidated Statement of Income location	Counterparty	Amount
Earnings from securities and beneficial interests in trusts	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$24,153
Management fee	Related party expense – management fee	Manager	$8,456
The accompanying notes are an integral part of the consolidated financial statements.

			For the year ended December 31, 2020
Transaction	Consolidated Statement of Income location	Counterparty	Amount
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$7,678
Income from equity investment	Income/(loss) from investment in affiliates	Gaea	$165
Gain on sale of securities	Other income	Various non-consolidated joint ventures	$145
Income from equity investment	Income/(loss) from investment in affiliates	AS Ajax E LLC	$34
Loss from equity investment	Income/(loss) from investment in affiliates	Loan pool LLCs	$(54)
Loss from equity investment	Income/(loss) from investment in affiliates	Manager	$(137)
Loss from equity investment	Income/(loss) from investment in affiliates	Great Ajax FS	$(312)
Loss on sale of mortgage loans	(Loss)/income on sale of mortgage loans	Gaea	$(705)

			For the year ended December 31, 2019
Transaction	Consolidated Statement of Income location	Counterparty	Amount
Earnings from securities and beneficial interests in trusts	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$13,081
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$9,133
Management fee	Related party expense – management fee	Manager	$7,356
Gain on sale of mortgage loans	Other income	2019-C	$7,014
Income from equity investment	Income/(loss) from investment in affiliates	Manager	$928
Income from equity investment	Income/(loss) from investment in affiliates	Great Ajax FS	$179
Income from equity investment	Income/(loss) from investment in affiliates	AS Ajax E LLC	$49
Gain on sale of securities	Other income	Various non-consolidated joint ventures	$8
Loss from equity investment	Income/(loss) from investment in affiliates	Loan pool LLCs	$(4)
Loss from equity investment	Income/(loss) from investment in affiliates	Gaea	$(5)

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of December 31, 2021
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Purchase of mortgage loans	Mortgage loans held-for-investment, net	2019-C	$152,883
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$139,588
Receivables from Servicer	Receivable from servicer	Servicer	$20,899
Advances to Servicer	Prepaid expenses and other assets	Servicer	$3,509
The accompanying notes are an integral part of the consolidated financial statements.

			As of December 31, 2021
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Management fee payable	Management fee payable	Manager	$2,279
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$1,211
Expense reimbursements	Accrued expenses and other liabilities	Servicer	$78
Affiliate loan receivable interest	Prepaid expenses and other assets	Gaea	21
Expense reimbursement receivable	Prepaid expenses and other assets	Servicer	$12

			As of December 31, 2020
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$91,418
Receivables from Servicer	Receivable from servicer	Servicer	$15,755
Affiliate loan receivable	Mortgage loans held-for-investment, net	Gaea	$11,000
Management fee payable	Management fee payable	Manager	$2,247
Affiliate loan purchase	Mortgage loans held-for-investment, net	Servicer	$1,838
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$876
Expense reimbursements	Accrued expenses and other liabilities	Servicer	$44
Expense reimbursements receivable	Prepaid expenses and other assets	Manager	$18

On December 9, 2021, the Company became a party to a promissory note with the Servicer under which the Servicer can borrow up to $3.5 million on a revolving line of credit from the Company. Interest on the arrangement accrues at 7.2% annually. At December 31, 2021, the amount outstanding on the note was $3.5 million.

During the fourth quarter of 2021, the Company acquired 772 RPLs, NPLs and SBC loans with a carrying value of $152.9 million from 2019-C, a joint venture trust previously formed by the Company in which it had held a 34.0% interest in the class B securities and trust certificate. The remaining 66.0% of 2019-C was acquired from the Company's joint venture partner in exchange for cash consideration for the outstanding equity certificate and subordinate notes and the assumption of the obligation to repay the senior note outstanding. Subsequent to the acquisition, the senior and subordinate notes were retired in December 2021. The Company previously recorded its investment in 2019-C as Investment in debt securities and Investment in beneficial interests because it was not the primary beneficiary of the trust. Subsequent to acquiring the outstanding equity certificate, the Company became the sole owner of the trust and now reflects the underlying mortgage loans on its consolidated balance sheet.

On June 21, 2021, the Company became a party to a promissory note with Gaea under which Gaea can borrow up to $11.0 million on a revolving line of credit from the Company. Funds advanced to Gaea under the note carry an interest rate of 4.25% and are secured by a selection of Gaea's portfolio of mortgage loans. The maturity date of the loan is December 31, 2021 and at December 31, 2021, the note was repaid. At December 31, 2020, the Company had a separate loan of $11.0 million outstanding to Gaea, which was secured by 20 of Gaea's SBC loans. The loan was repaid to the Company on April 5, 2021. At December 31, 2021 and December 31, 2020, these loans were included in Mortgage loans held-for-investment, net on the Company's consolidated balance sheets.

During the year ended December 31, 2020, the Company purchased 15 RPLs from GAFS, a related party, for $1.8 million with UPB of $2.1 million and collateral value of $3.7 million. The loans are included in Mortgage loans held-for-investment, net on the Company's consolidated balance sheets.

The accompanying notes are an integral part of the consolidated financial statements.

During the year ended December 31, 2021, the Company sold 760 loans from 2017-D with a carrying value of $129.2 million and UPB of $133.8 million to a joint venture formed between the Company and a third party accredited institutional investor, and retained various classes of securities from the joint venture. Comparatively, during the year ended December 31, 2020, the Company sold 26 SBC mortgage loans a carrying value of $26.1 million and UPB of $26.2 million to Gaea, a related party.

During 2021 and 2020, the Company acquired $342.9 million and $144.7 million, respectively, in aggregate of debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issued senior notes and beneficial interests. In certain transactions, the joint ventures also issued subordinated notes. Of the $342.9 million, the Company acquired $254.2 million in senior notes, $35.6 million in subordinate notes and $53.1 million in beneficial interests issued by joint ventures. Comparatively, of the $144.7 million, the Company acquired $115.6 million in senior notes, $9.8 million in subordinate notes and $19.3 million in beneficial interests issued by joint ventures. At December 31, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $355.2 million and $139.6 million, respectively. At December 31, 2020, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $273.8 million and $91.4 million, respectively. As of December 31, 2021 and December 31, 2020, the Company owned no securities that were past due.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the sale of REO properties from certain of the Company's joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At both December 31, 2021 and December 31, 2020, the Company had zero advances outstanding to the Servicer. Interest on the arrangement accrues at 7.2% annually.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining approximately 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. At December 31, 2021 the Company owned approximately 22.8% of Gaea with third party investors owning the remaining approximately 77.2%. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E LLC was reduced to a lower percentage of the total. As of December 31, 2021 and December 31, 2020, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock and special cash dividends on its common stock within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, up to 100% of the incentive fee will be payable in shares of the Company’s common stock, at the Company's discretion, until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, up to 20% of the remaining incentive fee is payable in shares of the Company’s common stock at the Company's discretion and the remaining incentive fee is payable in cash. During the years ended December 31, 2021 and 2020, the Company did not record an incentive fee payable to the Manager. Comparatively, during the year ended December 31, 2019 the Company recorded an expense of $0.7 million for an incentive fee payable to the Manager.

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

Servicing fees for the Company’s real property assets that are not held in joint ventures are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company.

The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s
The accompanying notes are an integral part of the consolidated financial statements.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. The Company recognized a base management fee to the Manager for the years ended December 31, 2021 and December 31, 2020 of $9.1 million and $8.4 million, respectively, of which zero was settled in shares of its common stock. Comparatively, for the year ended December 31, 2019 the Company recognized a base management fee of $6.7 million, of which $2.5 million was settled in 175,211 shares of its common stock. For the year ended December 31, 2019 the Company also recognized an incentive fee of $0.7 million, of which $0.1 million was settled in 9,470 shares of its common stock. The shares issued to the Manager are restricted securities subject to transfer restrictions, and were issued in private placement transactions. See Note 10 — Related party transactions.

In addition, each of the Company's independent directors received an annual fee retainer of $100,000, payable quarterly, 40% of which is payable in shares of the Company's common stock using the same valuation method as defined for the stock portion of the management fee payable to the Manager. This excludes additional compensation for committee chairs which is paid in cash.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the year ended December 31,
	2021		2020		2019
	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)	Number of shares	Amount of expense recognized(1)
Independent director fees	15,020	$200	17,064	$152	10,948	$158
Management fees	—	—	—	—	184,681	2,600
Total	15,020	$200	17,064	$152	195,629	$2,758

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
The accompanying notes are an integral part of the consolidated financial statements.

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

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth the table below:

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
December 31, 2018 outstanding unvested share grants	110,389	$13.59	6,000	$13.48
Shares vested	(70,555)	13.60	(6,000)	13.48
Shares forfeited	(4,500)	13.58	—	—
Shares granted	79,000	13.94	—	—
December 31, 2019 outstanding unvested share grants	114,334	$13.83	—	$—
Shares vested	(50,334)	13.86	—	—
Shares forfeited	(9,667)	12.06	—	—
Shares granted	108,750	9.55	—	—
December 31, 2020 outstanding unvested share grants	163,083	$11.07	—	$—
Shares vested	(65,750)	11.72	(10,000)	12.53
Shares forfeited	(21,668)	11.41	—	—
Shares granted	152,700	12.79	18,000	12.53
December 31, 2021 outstanding unvested share grants	228,365	$12.05	8,000	$12.53

The following table presents the expenses for the Company's restricted stock plan for the years ended ($ in thousands):

	For the year ended December 31,
	2021	2020	2019
Restricted stock grants	$900	$728	$839
Director grants	192	—	13
Total expenses for plan grants	$1,092	$728	$852

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

For the year ended December 31, 2021, the Company’s consolidated taxable income was $35.4 million; and provision for income taxes was $0.2 million. For the year ended December 31, 2020, the Company’s consolidated taxable income was $12.4 million; and income tax benefit was $0.1 million. For the year ended December 31, 2019, the Company’s taxable income was $23.3 million; and provision for income taxes was $0.1 million. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at December 31, 2021 or 2020. The Company also recorded no interest or penalties for the years ended December 31, 2021, 2020 and 2019.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	For the year ended December 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$34,057	22,852,948
Allocation of earnings to participating restricted shares	(304)	—
Consolidated net income attributable to unrestricted common stockholders	$33,753	22,852,948	$1.48
Effect of dilutive securities(1)(2)
Interest expense (add back) and assumed conversion of shares from convertible senior notes	9,065	7,409,519
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$42,818	30,262,467	$1.41

(1)The Company's outstanding warrants for an additional 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the year ended December 31, 2021, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the year ended December 31, 2021 would have been anti-dilutive and have been removed from the calculation.

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

(1)The Company's outstanding warrants for an additional 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the year ended December 31, 2021, and have not been included in the calculation.
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

Note 14 — Equity

Common Stock

As of December 31, 2021 and 2020, the Company had 23,146,775 and 22,978,339 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each year end.

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

The Company had 2,307,400 shares of Series A preferred stock and 2,892,600 shares of Series B preferred stock outstanding at December 31, 2021 and 2020. There were 25,000,000 shares, cumulative for all series, authorized as of both December 31, 2021 and 2020.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

As of December 31, 2021 the Company held 147,370 shares of treasury stock consisting of 97,686 shares received through distributions of the Company's shares previously held by its Manager and 49,684 shares acquired through open market purchases, of which 1,220 shares were acquired through open market purchases in the fourth quarter of 2021 under the Company's approved stock buyback plan. As of December 31, 2020 the Company held 107,243 shares of treasury stock consisting of 58,779 shares received through distributions of its shares previously held by its Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under the Company's approved stock buyback plan.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common
The accompanying notes are an integral part of the consolidated financial statements.

stock. During the years ended December 31, 2021 and 2020, 18,750 and 14,502 shares, respectively, were issued under the plan for total proceeds of approximately $0.2 million and $0.1 million, respectively.

At the Market Offering

The Company has entered into an equity distribution agreement under which it may sell shares of its common stock with an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2021, 24,951 shares of common stock were sold under the at the market program for total net proceeds of approximately $0.3 million. During the year ended December 31, 2020, no shares were sold under the at the market program. The Company intends to use the net proceeds to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

Accumulated Other Comprehensive Income

The Company recognizes unrealized gains or losses on its investment in debt securities as components of other comprehensive income. Total accumulated other comprehensive gain on the Company’s balance sheet at December 31, 2021, 2020 and 2019 was as follows ($ in thousands):

	For the year ended December 31,
Investment in securities:	2021	2020	2019
Unrealized gains	$1,822	$1,152	$1,643
Unrealized losses	(802)	(777)	(366)
Accumulated other comprehensive income	$1,020	$375	$1,277

Non-controlling Interest

At December 31, 2021 and December 31, 2020, the Company had non-controlling interests attributable to ownership interests by the following three and four legal entities, respectively.

AS Ajax E II LLC was formed by the Company during 2017 to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II LLC is 46.9% held by third parties. As of December 31, 2021 and December 31, 2020, the Company had retained 53.1% of AS Ajax E II LLC and consolidates the assets, liabilities, revenues and expenses of the entity.

2017-D, a securitization trust, was formed by the Company during 2017. It is 50.0% held by an accredited institutional investor. During the second quarter of 2021, the majority of the loans in 2017-D were sold into 2021-C, with 22 loans remaining in 2017-D substantially reducing the non-controlling interest. As of December 31, 2021 and December 31, 2020, the Company had retained 50.0% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

Great Ajax II REIT was formed by the Company during 2019 to own Great Ajax II Depositor LLC, which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. As of December 31, 2021 and December 31, 2020, Great Ajax II REIT was 0.1% held by third parties and the Company had retained 99.9% of Great Ajax II REIT and consolidates the assets, liabilities, revenues and expenses of the entity.

Securitization trust 2018-C was formed by the Company during 2018 and was 37.0% held by an accredited institutional investor. The non-controlling 37.0% ownership was purchased by the Company during the first quarter of 2021, and the non-controlling interest was derecognized from the Company's balance sheet. As of December 31, 2021 the Company owned 100.0% of 2018-C. Comparatively, as of December 31, 2020 the Company owned 63.0% of 2018-C and consolidated the assets, liabilities, revenues and expenses of the trust.

The accompanying notes are an integral part of the consolidated financial statements.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers to or from non-controlling interest ($ in thousands):

	For the year ended December 31,
	2021	2020	2019
Decrease from redemption of 2018-C	$(8,306)	$—	$—
Decrease from the distribution resulting from the sale of substantially all of 2017-D	(17,186)	—	—
Decrease from redemption of OP units by third party investor(1)	—	—	(10,816)
Decrease due to deconsolidation of Gaea	—	—	(22)
Change in non-controlling interest	$(25,492)	$—	$(10,838)

(1)During the second quarter of 2019, 624,106 partnership units in the Company's Operating Partnership previously held by an unaffiliated holder were exchanged for shares of the Company's common stock.
Note 15 — Quarterly Financial Information (unaudited):

The following table sets forth the Company's quarterly financial information ($ in thousands):

For the year ended December 31, 2021	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenue, net	$19,766	$19,794	$18,991	$19,397
Income before provision for income taxes	$10,676	$11,237	$10,786	$9,310
Consolidated net income attributable to common stockholders	$7,004	$10,378	$9,313	$7,362
Basic earnings common share	$0.30	$0.45	$0.40	$0.32
Diluted earnings per common share	$0.30	$0.42	$0.38	$0.32

For the year ended December 31, 2020	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenue, net	$8,037	$16,327	$16,742	$22,505
Income before provision for income taxes	$1,177	$8,938	$8,876	$14,492
Consolidated net income attributable to common stockholders	$400	$6,242	$5,280	$10,834
Basic earnings common share	$0.02	$0.27	$0.23	$0.47
Diluted earnings per common share	$0.02	$0.27	$0.23	$0.41

Note 16 — Subsequent Events

Since year end, the Company acquired two residential RPLs with aggregate UPB of $0.4 million in two transactions from two sellers. The RPLs were acquired at 89.0% of UPB and 57.9% of the estimated market value of the underlying collateral of $0.5 million.

The Company has also agreed to acquire, subject to due diligence, 23 residential RPLs and 39 NPLs with aggregate UPB of $5.6 million and $7.4 million, respectively, in five transactions and three transactions, respectively, from five sellers and three sellers, respectively. The purchase price of the residential RPLs equals 98.3% of UPB and 39.7% of the estimated market value of the underlying collateral value of $13.8 million. The purchase price of the NPLs equals 99.2% of UPB and 49.9% of the estimated market value of the underlying collateral of $14.7 million.

In January 2022, Gaea, an affiliated company in which the Company holds an interest, completed a private capital raise through which Gaea raised $30.0 million from the issuance of 1,828,153 shares of common stock and warrants. The purchase price per combined share and warrant was $16.41. Each warrant is exercisable for a single share of common stock at an exercise price of $16.41 for 24 months beginning on the date on which the shares of common stock are tradable on an exchange. Great Ajax Corp. acquired 371,103 shares and an equal number of warrants. Upon completion of the private placement, the Company's ownership interest in Gaea was approximately 22.2%.
The accompanying notes are an integral part of the consolidated financial statements.

On January 25, 2022, the Company the entered into an agreement to extend the interest rate step-up dates for Ajax Mortgage Loan Trust 2018-D and Ajax Mortgage Loan Trust 2018-G, both of which are joint ventures, from January 2022 to April 2022.

On February 22, 2022, the Board authorized an increase in the annual compensation of the Company's independent directors from $100,000 to $140,000, 50% of which is payable in shares of the Company's common stock and 50% in cash, and committee heads will receive an increase of $5,000 payable in cash. The increases are effective as of January 1, 2022. The value of the common stock is determined in the same manner as the value of the common stock to be paid to the Manager as part of its base management fee.

On March 3, 2022, the Board declared a dividend of $0.26 per share, to be paid on March 31, 2022 to stockholders of record as of March 18, 2022.

The accompanying notes are an integral part of the consolidated financial statements.

Schedule IV
Mortgage loans on real estate
December 31, 2021
($ in thousands)

Description (face value of loan)	Loan count	Interest rate	Maturity	Carrying amount of mortgages(1)	Principal amount subject to delinquent principal and interest	Amount of balloon payments at maturity
$0 – 49,999	630	0.00% - 18.00%	07/15/2015 – 06/01/2061	$18,438	$7,590	$615
$50,000 – 99,999	1,213	0.00% - 12.99%	07/20/2017 – 07/01/2061	90,450	40,821	1,958
$100,000 – 149,999	1,179	0.00% - 13.34%	12/01/2017 – 08/01/2065	141,133	67,745	2,135
$150,000 – 199,999	802	0.00% - 14.13%	02/15/2019 – 08/01/2065	133,444	63,080	1,845
$200,000 – 249,999	569	0.00% - 9.65%	09/01/2019 – 07/01/2064	122,094	64,396	2,843
$250,000+	1,548	0.00% - 10.13%	05/01/2019 – 05/01/2066	604,447	287,626	29,817
Total	5,941			$1,110,006	$531,258	$39,213

(1)The aggregate cost for federal income tax purposes is $1.0 billion as of December 31, 2021.

The following table sets forth the activity in our mortgage loans ($ in thousands):

	January 1, 2021 through December 31, 2021
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$1,119,372	$—
Mortgage loans acquired	286,219	—
Draws on SBC loans	20,689	—
Accretion recognized	65,953	460
Payments received on loans, net	(264,713)	(1,851)
Net reclassifications to mortgage loans held-for-sale, net	(159,733)	159,733
Reclassifications to REO	(3,511)	—
Sale of mortgage loans(1)	—	(128,770)
Decrease in net present value of expected credit losses on mortgage loans	13,668	—
Other	2,490	—
Ending carrying value	$1,080,434	$29,572

(1)The sale of mortgage loans relates to loans previously consolidated by the Company in 2017-D.

The accompanying notes are an integral part of the consolidated financial statements.