Form 10-Q
period 2022-03-31
Great Ajax Corp.
filed 2022-05-06
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

As of May 4, 2022, 23,183,898 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$70,722	$84,426
Cash held in trust	5,005	3,100
Mortgage loans held-for-sale, net	—	29,572
Mortgage loans held-for-investment, net(1,2)	1,063,476	1,080,434
Real estate owned properties, net(3)	6,586	6,063
Investments in securities at fair value(4)	327,793	355,178
Investments in beneficial interests(5)	139,249	139,588
Receivable from servicer	19,153	20,899
Investments in affiliates	32,578	27,020
Prepaid expenses and other assets	21,317	13,400
Total assets	$1,685,879	$1,759,680
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,6)	$536,988	$575,563
Borrowings under repurchase transactions	522,574	546,054
Convertible senior notes, net(6)	103,749	102,845
Management fee payable	2,424	2,279
Put option liability	26,867	23,667
Accrued expenses and other liabilities	5,778	8,799
Total liabilities	1,198,380	1,259,207
Commitments and contingencies – see Note 8
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,307,400 shares issued and outstanding at March 31, 2022 and December 31, 2021	51,100	51,100
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,892,600 shares issued and outstanding at March 31, 2022 and December 31, 2021	64,044	64,044
Common stock $0.01 par value; 125,000,000 shares authorized, 23,194,566 shares issued and outstanding at March 31, 2022 and 23,146,775 shares issued and outstanding at December 31, 2021	234	233
Additional paid-in capital	316,326	316,162
Treasury stock	(1,808)	(1,691)
Retained earnings	63,996	66,427
Accumulated other comprehensive (loss)/income	(8,758)	1,020
Equity attributable to stockholders	485,134	497,295
Non-controlling interests(7)	2,365	3,178
Total equity	487,499	500,473
Total liabilities and equity	$1,685,879	$1,759,680

(1)Mortgage loans held-for-investment, net include $729.0 million and $756.8 million of loans at March 31, 2022 and December 31, 2021, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured
The accompanying notes are an integral part of the consolidated financial statements.

borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $7.7 million and $7.1 million of allowance for expected credit losses at March 31, 2022 and December 31, 2021, respectively.
(2)As of March 31, 2022 and December 31, 2021, balances for Mortgage loans held-for-investment, net include $1.0 million and $1.4 million, respectively, from a 50.0% owned joint venture, which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP").
(3)Real estate owned properties, net, are presented net of valuation allowances of $0.6 million and $0.5 million at March 31, 2022 and December 31, 2021, respectively.
(4)As of March 31, 2022, Investments in securities at fair value include an amortized cost basis of $336.6 million and a net unrealized loss of $8.8 million. As of December 31, 2021, Investments in securities at fair value include an amortized costs basis of $354.2 million and net unrealized gains $1.0 million.
(5)Investments in beneficial interests includes allowance for expected credit losses of zero and $0.6 million at March 31, 2022 and December 31, 2021, respectively.
(6)Secured borrowings, net are presented net of deferred issuance costs of $6.5 million at March 31, 2022 and $7.3 million at December 31, 2021. Convertible senior notes, net are presented net of deferred issuance costs of $0.8 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively.
(7)As of March 31, 2022 non-controlling interests includes $1.1 million from a 50.0% owned joint venture, $1.2 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary. As of December 31, 2021 non-controlling interests includes $1.8 million from a 50.0% owned joint venture, $1.3 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
($ in thousands except per share data)	March 31, 2022	March 31, 2021
INCOME
Interest income	$23,212	$24,035
Interest expense	(8,606)	(10,304)
Net interest income	14,606	13,731
Net decrease in the net present value of expected credit losses(1)	3,978	5,516
Net interest income after the impact of changes in the net present value of expected credit losses	18,584	19,247
(Loss)/income from investments in affiliates	(63)	163
Other (loss)/income	(3,550)	356
Total revenue, net	14,971	19,766
EXPENSE
Related party expense – loan servicing fees	2,091	1,833
Related party expense – management fee	2,293	2,273
Professional fees	345	640
Real estate operating expenses	185	185
Fair value adjustment on put option liability	3,200	1,944
Other expense	1,254	1,304
Total expense	9,368	8,179
Loss on debt extinguishment	—	911
Income before provision for income taxes	5,603	10,676
Provision for income taxes (benefit)	(28)	34
Consolidated net income	5,631	10,642
Less: consolidated net income/(loss) attributable to the non-controlling interest	96	1,689
Consolidated net income attributable to Company	5,535	8,953
Less: dividends on preferred stock	1,949	1,949
Consolidated net income attributable to common stockholders	$3,586	$7,004
Basic earnings per common share	$0.15	$0.30
Diluted earnings per common share	$0.15	$0.30
Weighted average shares – basic	22,922,316	22,816,978
Weighted average shares – diluted	22,922,316	22,816,978

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three months ended March 31, 2022 and March 31, 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
($ in thousands)	March 31, 2022	March 31, 2021
Consolidated net income attributable to common stockholders	$3,586	$7,004
Other comprehensive (loss)/income:
Net unrealized (loss)/income on investments in available-for-sale debt securities	(9,778)	1,306
Income tax expense related to items of other comprehensive income	—	—
Comprehensive (loss)/income	$(6,192)	$8,310

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
($ in thousands)	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$5,631	$10,642
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	761	294
Non-cash interest income accretion on mortgage loans	(4,251)	(5,878)
Interest and discount accretion on investment in debt securities	(2,763)	(2,476)
Discount accretion on investment in beneficial interests	(4,153)	(3,600)
Loss on debt extinguishment	—	911
Loss/(gain) on sale of real estate owned properties	16	(105)
Depreciation of property	—	3
Impairment of real estate owned	169	171
Decrease in net present value of expected credit losses on loans	(3,624)	(5,500)
Credit loss expense on mortgage loans	111	454
Decrease in net present value of expected credit losses on beneficial interests	(354)	(15)
Impairment on beneficial interests	3,973	—
Credit loss expense on beneficial interests	50	139
Amortization of debt discount and prepaid financing costs	1,041	1,613
Undistributed loss/(income) from investment in affiliates	63	(163)
Fair value adjustment on put option liability	3,200	1,944
Other non-cash charges	—	6
Net change in operating assets and liabilities
Prepaid expenses and other assets	(7,917)	(4,468)
Receivable from Servicer	1,764	(3,092)
Accrued expenses, management fee payable, and other liabilities	(2,878)	(254)
Net cash from operating activities	(9,161)	(9,374)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(903)	(35,637)
Principal paydowns on mortgage loans	54,350	43,578
Draws on small balance commercial loans	—	(85)
Proceeds from paydowns on securities	21,194	12,935
Proceeds from sale of property held-for-sale	121	1,587
Investment in equity method investments	(6,090)	—
Distribution from affiliates	352	485
Net cash from investing activities	69,024	22,863
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	6,006	89,652
Repayments on repurchase transactions	(29,486)	(205,691)
Proceeds from origination of secured borrowings	—	391,028
Repayments on secured borrowings	(39,422)	(225,232)
Payment of prepaid financing costs	—	(7,301)
Purchase of bonds of non-controlling interest in subsidiaries	—	(5,887)

The accompanying notes are an integral part of the consolidated interim financial statements.

Repurchase of the Company's senior convertible notes	—	(2,430)
Sale of common stock pursuant to dividend reinvestment plan	115	47
Acquisition of non-controlling interest in subsidiary	—	(11,362)
Distribution to non-controlling interests	(909)	(84)
Dividends paid on common stock and preferred stock	(7,966)	(5,799)
Net cash from financing activities	(71,662)	16,941
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	(11,799)	30,430
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	87,526	107,335
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$75,727	$137,765
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,819	$8,441
Cash paid for income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net transfer of loans to rental property or property held-for-sale	$828	$228
Issuance of common stock for management fee and compensation expense	$761	$294
Non-cash adjustments to basis in mortgage loans	$18	$1,324
Treasury stock received through distributions from investment in Manager	$(117)	$—
Unrealized (loss)/gain on available for sale securities, net of non-controlling interest and tax	$(9,778)	$1,306
Net transfer of loans (to)/from mortgage held-for-investment, net (from)/to mortgage loans held-for-sale, net	$(29,572)	$131,719

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows as of March 31, 2022 and March 31, 2021 ($ in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$70,722	$137,579
Cash held in trust	5,005	186
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$75,727	$137,765

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at three months ended March 31, 2021
Balance at December 31, 2020	2,307,400	$51,100	2,892,600	$64,044	22,978,339	$231	$(1,159)	$317,424	$53,346	$375	$485,361	$29,130	$514,491
Net income	—	—	—	—	—	—	—	—	8,953	—	8,953	1,689	10,642
Issuance of shares under dividend reinvestment plan	—	—	—	—	4,228	—	—	47	—	—	47	—	47
Acquisition of non-controlling interest in subsidiary	—	—	—	—	—	—	—	(3,056)	—	—	(3,056)	(8,306)	(11,362)
Stock-based compensation expense	—	—	—	—	6,280	—	—	294	—	—	294	—	294
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,799)	—	(5,799)	(84)	(5,883)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,306	1,306	—	1,306
Balance at March 31, 2021	2,307,400	$51,100	2,892,600	$64,044	22,988,847	$231	$(1,159)	$314,709	$56,500	$1,681	$487,106	$22,429	$509,535

Balance at three months ended March 31, 2022
Balance at December 31, 2021	2,307,400	$51,100	2,892,600	$64,044	23,146,775	$233	$(1,691)	$316,162	$66,427	$1,020	$497,295	$3,178	$500,473
Net income	—	—	—	—	—	—	—	—	5,535	—	5,535	96	5,631

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Issuance of shares under dividend reinvestment plan	—	—	—	—	9,739	—	—	115	—	—	115	—	115
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(819)	(819)
Stock-based management fee expense	—	—	—	—	39,558	1	—	436	—	—	437	—	437
Stock-based compensation expense	—	—	—	—	8,900	—	—	324	—	—	324	—	324
Dividends declared ($0.26 per share) and distributions	—	—	—	—	—	—	—	—	(7,966)	—	(7,966)	(90)	(8,056)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,778)	(9,778)	—	(9,778)
Reclass of conversion premium - convertible notes	—	—	—	—	—	—	—	(711)	—	—	(711)	—	(711)
Treasury stock	—	—	—	—	(10,406)	—	(117)	—	—	—	(117)	—	(117)
Balance at March 31, 2022	2,307,400	$51,100	2,892,600	$64,044	23,194,566	$234	$(1,808)	$316,326	$63,996	$(8,758)	$485,134	$2,365	$487,499

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2022
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

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, is the sole general partner of the Operating Partnership. GA-TRS LLC ("GA-TRS") is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Parent of the Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and the Company has determined that it is the primary beneficiary of many of these VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned (“REO”) properties acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate Corp. is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate Corp. as a TRS under the Code.

The Operating Partnership, through interests in certain entities, as of March 31, 2022, held 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. The Company has securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE, and the Company has determined that it is the primary beneficiary of this VIEs.

In 2018, the Company formed Gaea Real Estate Corp. ("Gaea"), as a wholly owned subsidiary of the Operating Partnership to hold investments in multi-family, mixed use and commercial real estate. The Company elected to treat Gaea as a TRS under the Code in 2018 and elected to treat Gaea as a REIT under the Code in 2019 and thereafter.

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance common stock to third parties to allow Gaea to continue to advance its investment strategy. At March 31, 2022 the Company owned approximately 22.2% of Gaea. The Company accounts for its investment in Gaea under the equity method.

The accompanying notes are an integral part of the consolidated interim financial statements.

Basis of Presentation and Use of Estimates

The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the period ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 4, 2022.

Interim financial statements are unaudited and prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022. The consolidated interim financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements.

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company at both March 31, 2022 and December 31, 2021. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings is 99.9% owned by the Company as of March 31, 2022 and December 31, 2021. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

During the second quarter of 2021, the majority of loans held by 2017-D were sold into Ajax Mortgage Loan Trust 2021-C ("2021-C"), a related party joint venture with third party institutional investors. The Company held a 50.0% ownership of the remaining loans held by 2017-D at both March 31, 2022 and December 31, 2021.

During the first quarter of 2021, the Company acquired the outstanding non-controlling ownership interest in Ajax Mortgage Loan Trust 2018-C ("2018-C"), a subsidiary that had been 63.0% owned by the Company with its results included in the Company's consolidated financial statements. As a result, at March 31, 2022 and December 31, 2021 there were no non-controlling ownership interests in 2018-C held by third parties.

The Company’s 19.8% ownership of the Manager and 8.0% ownership of GAFS are accounted for using the equity method because the Company can exercise influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in either the Manager or GAFS.

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

The Company’s accounting for PCD loans gives rise to an accretable yield and an allowance for expected credit losses. Upon the acquisition of PCD loans the Company records the acquisition as three separate elements for (i) the amount of purchase discount which the Company expects to recover through eventual repayment by the borrower, (ii) an allowance for future expected credit loss and (iii) the unpaid principal balance (“UPB”) of the loan. The purchase price discount which the Company expects at the time of acquisition to collect over the life of the loans is the accretable yield. Expected cash flows from acquired loans include all cash flows directly related to the loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as interest income on a prospective level yield basis over the life of the pool. The Company’s expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. The net present value of changes in expected cash flows, whether caused by timing or loan performance, is reported in the period in which it arises and is reflected as an increase or decrease in the provision for expected credit losses to the extent a provision for expected credit losses is recorded against the pool of mortgage loans. If no provision for expected credit losses is recorded against the pool of assets, the increase in expected future cash flows is recognized prospectively as an increase in yield.

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

Investments in Beneficial Interests

The Company’s investments in beneficial interests consist of investments in the trust certificates issued by joint ventures which the Company forms with third party institutional accredited investors. The trust certificates represent the residual interest of any special purpose entity formed to facilitate certain investments. The accounting methodology used is similar to that described in "Mortgage Loans" except that the Company only recognizes its ratable share of gain, loss, income or expense based on its percentage ownership interest, and each beneficial interest is accounted for independently.

Real Estate

The Company generally acquires real estate properties through one of three instances, either directly through purchases, when it forecloses on a borrower and takes title to the underlying property, or the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that the Company expects to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or net realizable value (fair market value less expected selling costs, and any additional costs necessary to prepare the property for sale). Fair market value is determined based on broker price opinions (“BPOs”), appraisals, or other market indicators of fair value including list price or contract price, if listed or under contract for sale at the balance sheet date. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income through real estate operating expenses. No depreciation or amortization expense is recognized on properties held-for-sale. Holding costs are generally incurred by the Servicer and are subtracted from the Servicer’s remittance of sale proceeds upon ultimate disposition of properties held-for-sale.

Rental property is property not held-for-sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of up to 27.5 years. The Company performs an impairment analysis for rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired.

Preferred Stock

During the quarter ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock. The shares have a liquidation preference of $25.00 per share.

Put Option Liability

As part of the Company’s capital raise transactions during the quarter ended June 30, 2020, the Company issued two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability in the Company's consolidated balance sheets with an original basis of $9.5 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings at each balance sheet date. The Company determines the fair value using a discounted cash flow method.

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

Convertible Senior Notes

During 2017 and 2018, the Company completed the public offer and sale of its convertible senior notes (the "notes") due 2024, in three separate offerings which form a single series of fungible securities. At both March 31, 2022 and December 31, 2021, the UPB of the debt was $104.6 million. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, are subject to adjustment under certain circumstances.

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

During the quarter ended March 31, 2022, the Company adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) by recording a reduction in its additional paid-in capital account of $0.7 million and a corresponding increase in the carrying value of its Convertible senior notes of $0.7 million, representing the carrying value of the conversion feature associated with the notes. See — Recently Adopted Accounting Standards, below.

During the first quarter of 2021, the Company completed a repurchase of convertible notes for an aggregate principal amount of $2.5 million for a total purchase price of $2.4 million. There were no convertible note repurchases during the first quarter of 2022.

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

Under the Management Agreement, the Company pays a quarterly base management fee based on its stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, and may be required to pay a quarterly incentive management fee based on its cash distributions to its stockholders and the change in book value, and has the option to pay up to 100% of the base and incentive fees in cash or in shares of the Company's common stock. Management fees are expensed in the quarter incurred and the portion payable in common stock, if any, is accrued at quarter end. See Note 10 — Related party transactions.

Servicing Fees

The Company is also a party to a Servicing Agreement (the "Servicing Agreement"), expiring July 8, 2029, with the Servicer. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives an annual servicing fee ranging from 0.65% annually of the UPB of loans that are re-performing at acquisition to 1.25% annually of UPB of loans that are non-performing at acquisition. Servicing fees are paid monthly. The total fees incurred by the Company for these services depend upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. The fees do not change if an RPL becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf.

The total fees incurred by the Company for these services will be dependent upon the UPB and the type of mortgage loans that the Servicer services, for fees based on mortgage loans, and property values, previous UPB of the relevant loan, and the number of REO properties for fees based on REO properties. The Servicing Agreement will automatically renew for successive one-year terms, subject to prior written notice of non-renewal. In certain cases, the Company may be obligated to pay a termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreement if the Servicing Agreement is terminated for any reason. See Note 10 — Related party transactions.

Stock-based Payments

At least a portion of the management fee is payable in cash, and a portion of the management fee may be payable (at the Company's discretion) in shares of the Company’s common stock, which are issued to the Manager in a private placement and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”). The number of shares issued to the Manager (if any) is determined based on the average of the closing prices of the Company's common stock on the New York Stock Exchange ("NYSE") on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. Any management fees paid in common stock are recognized as an expense in the quarter incurred and accrued at quarter end. The shares vest immediately upon issuance. The Manager has agreed to hold any shares of common stock received by it as payment of the base management fee for at least three years from the date such shares of common stock are received.

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based awards, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 60,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors. The Company may also periodically issue additional restricted stock awards to its independent directors under the Director Plan. In addition, through December 31, 2021, each of the Company’s independent directors received an annual fee of $100,000, payable quarterly, 40% in shares of the Company's common stock and 60% in cash. The annual fee was increased to $140,000, 50% of which is payable in shares of the Company’s common stock and 50% in cash, effective as of January 1, 2022. Stock-based expense for the directors’ annual fee is expensed as earned, in equal quarterly amounts during the year, and accrued at quarter end.

Under the Company's 2016 Equity Incentive Plan (the “2016 Plan”) the Company may make stock-based awards to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the conversion of any outstanding warrants and convertible senior notes into shares of common stock). Grants of restricted stock under the 2016 Plan use grant date fair value

The accompanying notes are an integral part of the consolidated interim financial statements.

of the stock as the basis for measuring the cost of the grant. Forfeitures of granted shares are accounted for in the period in which they occur. Share grants vest over the relevant service periods. The grant shares may not be sold by the recipient until the end of the service period, even if certain of the shares were subject to a ratable vesting and were fully vested before completion of the service period.

Directors’ Fees

The expense related to directors’ fees is accrued, and the portion payable in common stock is accrued in the period in which it is incurred.

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

The fair value of the Company's ownership interest in Gaea is estimated using an implied capitalization rate applied to the value of the underlying properties.

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

underlying mortgage loans collateralizing the debt. The Company is able to call the bonds issued in its secured borrowings at par value plus accrued interest pursuant to the terms of the offering documents. The Company carries its secured borrowings net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is partially driven by the deferred issuance costs.

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

Estimates

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

Reclassifications

The Company made no reclassifications that have impacted its consolidated financial statements.

Segment Information

The Company’s primary business is acquiring, investing in and managing a portfolio of mortgage loans. The Company operates in a single segment focused on re-performing mortgages, and to a lesser extent non-performing mortgages and real property.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40). The amendments in this update simplify the accounting for convertible instruments by removing certain accounting models that require separation of convertible instruments into debt and equity components with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums. Consequently a convertible instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single instrument recorded at historical cost as long as no other features require bifurcation or recognition as derivatives. The Company adopted 2020-06 using the modified retrospective method as of the beginning of its calendar year 2022 and recorded a reduction in its Additional paid-in capital account of $0.7 million and a corresponding increase in the carrying value of its Convertible senior notes of $0.7 million, representing the carrying value of the conversion feature associated with the notes.

Recently Issued Accounting Standards

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures. The amendments in this eliminate the accounting guidance for troubled debt restructurings by creditors, and require that an entity disclose current period gross write offs by year of origination for financing receivables and net investments in leases within the scope of subtopic 326-20. This guidance is effective for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022		December 31, 2021
Loan portfolio basis by asset type	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Residential RPLs	$931,441	$—	$941,565	$29,572
Residential NPLs	116,560	—	119,520	—
SBC loans	15,475	—	19,349	—
Total	$1,063,476	$—	$1,080,434	$29,572

The accompanying notes are an integral part of the consolidated interim financial statements.

Included on the Company’s consolidated balance sheets as of both March 31, 2022 and December 31, 2021 are approximately $1.1 billion of RPLs, NPLs, and SBC loans that are held-for-investment and approximately zero and $29.6 million, respectively, of RPLs held-for-sale. At March 31, 2022, the Company reclassified $29.6 million of Mortgage loans held-for-sale to the Mortgage loans held-for-investment line in its consolidated balance sheet as it no longer intends to sell these loans.

The categorization of RPLs, NPLs and SBC loans is determined at acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income as well as credit and non-credit discount, less principal and interest cash flows received. The carrying values at March 31, 2022 and December 31, 2021, for the Company's loans in the table above are presented net of a cumulative allowance for expected credit losses of $7.7 million and $7.1 million, respectively, reflected in the appropriate lines in the table by loan type. For the three months ended March 31, 2022 and 2021, the Company recognized $3.6 million and $5.5 million, respectively, of revenue due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows. For the three months ended March 31, 2022 and 2021, the Company accreted $19.8 million and $23.6 million, respectively, net of the impact of net changes in expected credit losses into interest income with respect to its RPL, NPL and SBC loans.

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

During the three months ended March 31, 2022, the Company purchased no RPLs. Comparatively, during the three months ended March 31, 2021 the Company purchased 199 RPLs with UPB of $36.0 million. During the three months ended March 31, 2022 and 2021, four and three NPLs were purchased with UPB of $1.0 million and $0.7 million, respectively. During the three months ended March 31, 2022 the Company acquired no SBC loans. Comparatively, during the three months ended March 31, 2021 the Company acquired one SBC loan with UPB of $3.6 million. During the three months ended March 31, 2022 and 2021, the Company sold no mortgage loans.

The Company adopted CECL using the prospective transition approach for PCD assets on January 1, 2020. At the time, $10.2 million of loan discount was reclassified to the allowance for expected credit losses with no net impact on the amortized cost basis of the portfolio. The Company has historically viewed its mortgage loan portfolio based on a combination of loan performance and legal ownership for loans held by certain consolidated trusts, and used seven pools at December 31, 2021 to aggregate its portfolio of PCD loans, and two pools for its non-PCD loans at December 31, 2021.

During the quarter ended March 31, 2022, the Company re-pooled all of its mortgage loan portfolio to reflect the recent trends in market conditions and loan performance.

At March 31, 2022, the Company aggregated its mortgage loans based on payment patterns observed during the prior 18 month period. The Company first split its portfolio between the Operating Partnership and Great Ajax REIT II as the entities are separate taxpayers and must maintain separate and complete books and records. At both the Operating Partnership and Great Ajax REIT II, the following three pools were established for a total of six CECL pools:

1.Loans that have made at least seven of the last seven payments, either sequentially or in bulk and that have at least $50 thousand in absolute dollars of borrower equity;
2.Loans that have made at least seven of the last seven payments, either sequentially or in bulk and that have less than $50 thousand in absolute dollars of borrower equity; and
3.Loans that have not made at least seven of the last seven payments.

The accompanying notes are an integral part of the consolidated interim financial statements.

Based on historical data, the Company has observed that borrowers that make at least seven of the last seven payments, either sequentially or in bulk, are significantly less likely to default. Additionally, the Company has similarly observed that $50 thousand absolute dollars similarly drives a lower default rate and reduces loss severity in the event of foreclosure.

At December 31, 2021, the Company aggregated its PCD mortgage loans in seven loan pools. Pool Great Ajax REIT II contains loans in the Company's rated securitization transactions. Great Ajax REIT II holds loans included in the Company's rated securitization transaction which had all made at least 12 of the last 12 payments and met the pay string and loan to value requirements to obtain a AAA rating on the senior bond. Pool California contains all loans from California that were not included in Great Ajax REIT II. The Company's California loans generally outperform those of other states in that the Company rarely takes back an REO property because it receives foreclosure bids that exceed its investment in the mortgage loan. 7f7 and better contains all loans that have made at least seven on time payments, either sequentially or in bulk. Pool 6f6 and below contains loans that have not made seven of the last seven payments and, accordingly, have a much lower survival rate assumption in expected cash flows. Pool 2021-B is an on-balance-sheet secured borrowing consisting primarily of loans previously owned by 2018-C that were not eligible to be securitized in a rated transaction. Pool Ajax Mortgage Loan Trust 2019-C ("2019-C") was formed by acquiring the trust's outstanding equity certificate from an unaffiliated third party holder and recognizing the loans on the Company's balance sheet. The Company established the Ajax N pool to hold a small pool of loans which were designated as held-for-sale as of December 31, 2021. During the quarter ended March 31, 2022, due to factors beyond the Company's control affecting the expected purchaser, the Company closed the Ajax N pool, re-pooling these loans into its other loan pools.

The portfolio of non-PCD loans at December 31, 2021 was grouped into two loan pools. During the quarter ended March 31, 2022, the Company determined that the risk characteristics of the loans in its non-PCD loan pools were not materially different from the risk characteristics of the loans in its PCD loan pools and re-pooled these loans into its other loan pools based on the underlying characteristics.

The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	March 31, 2022
Mortgage loans held-for-investment, net	2022	2021	2020	2019	2018	2017	2009-2016	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$—	$282	$7,245	$5,991	$1,429	$2,064	$28,203	$173,328	$66,688	$285,230
GAOP - 7f7 <50	—	—	—	134	—	147	4,829	44,042	14,149	63,301
GAOP - 6f6 and below	—	467	1,293	2,633	2,863	1,592	22,945	137,594	52,365	221,752
Great Ajax II REIT - 7f7 >50	—	—	755	641	813	458	36,624	262,077	94,594	395,962
Great Ajax II REIT - 7f7 <50	—	—	—	219	15	45	5,096	38,407	13,278	57,060
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	142	5,983	22,390	11,656	40,171
Total	$—	$749	$9,293	$9,618	$5,120	$4,448	$103,680	$677,838	$252,730	$1,063,476

The accompanying notes are an integral part of the consolidated interim financial statements.

	December 31, 2021
Mortgage loans held-for-investment, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$764	$181	$698	$328	$1,730	$46,041	$339,759	$125,095	$514,596
2021-B	—	—	589	—	2,353	443	28,541	159,318	50,948	242,192
2019-C	—	—	—	—	265	—	9,020	96,995	39,801	146,081
California	—	—	1,268	1,248	—	—	1,681	6,431	1,373	12,001
7f7 and better	471	—	2,019	1,541	440	—	3,847	17,032	6,891	32,241
6f6 and below	—	1,351	1,783	1,470	209	368	9,885	70,163	28,774	114,003
18-1 LLC	—	—	605	176	284	429	819	33	10	2,356
Non-PCD	3,771	8,831	3,855	—	507	—	—	—	—	16,964
Total	$4,242	$10,946	$10,300	$5,133	$4,386	$2,970	$99,834	$689,731	$252,892	$1,080,434

	December 31, 2021
Mortgage loans held-for-sale, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Ajax N	$—	$—	$204	$—	$—	$—	$4,267	$15,893	$9,208	$29,572
Total	$—	$—	$204	$—	$—	$—	$4,267	$15,893	$9,208	$29,572

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three months ended March 31,
	2022		2021
	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans
Par	$964	$—	$36,696	$3,611
Discount	(58)	—	(2,929)	(8)
Allowance	(3)	—	(1,733)	—
Purchase Price	$903	$—	$32,034	$3,603

The Company performs an analysis of its expectation of the amount of undiscounted cash flows to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the three months ended March 31, 2022, the Company recorded a $4.1 million reclassification from non-credit discount to the allowance for expected credit losses. This was followed by a $3.6 million reversal of the allowance for expected credit losses due to the increases in the net present value of expected cash flows. Comparatively, during the three months ended March 31, 2021, the Company recorded a $9.2 million reclassification from non-credit discount to the allowance for expected credit losses followed by a $5.5 million reversal of the allowance for expected credit losses due to the increases in the net present value of expected cash flows. The Company also reclassified $1.7 million of allowance to non-credit discount to reflect the impact of moving pool 2017-D to mortgage loans held-for-sale, net and recorded a $1.7 million increase in the allowance for expected credit losses due to new acquisitions. An analysis of the balance in the allowance for expected credit losses account follows ($ in thousands):
The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended March 31,
	2022	2021
Allowance for expected credit losses, beginning of period	$(7,112)	$(13,712)
Reclassification from non-credit discount to the allowance for changes in payment expectations	(4,089)	(9,232)
Increase in allowance for expected credit losses for loan acquisitions	(3)	(1,733)
Credit loss expense on mortgage loans	(111)	(454)
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	3,624	5,500
Reversal of allowance upon reclass of pool 2017-D to mortgage loans held-for-sale, net	—	1,741
Allowance for expected credit losses, end of period	$(7,691)	$(17,890)

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$151,909	$37,299	$25,859	$69,020	$1,143	$285,230
GAOP - 7f7 <50	28,344	9,378	6,091	18,884	604	63,301
GAOP - 6f6 and below	15,708	3,452	11,844	133,798	56,950	221,752
Great Ajax II REIT - 7f7 >50	336,318	39,754	7,370	12,520	—	395,962
Great Ajax II REIT - 7f7 <50	48,027	5,479	1,967	1,587	—	57,060
Great Ajax II REIT - 6f6 and below	38	45	9,170	27,915	3,003	40,171
Total	$580,344	$95,407	$62,301	$263,724	$61,700	$1,063,476

	December 31, 2021
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$398,200	$52,782	$19,530	$41,931	$2,153	$514,596
2021-B	61,066	24,428	24,807	113,459	18,432	242,192
2019-C	78,238	13,920	11,738	35,727	6,458	146,081
California	3,938	661	—	5,132	2,270	12,001
7f7 and better	13,087	4,192	1,718	13,068	176	32,241
6f6 and below	15,169	4,408	2,064	62,456	29,906	114,003
18-1 LLC	2,123	67	111	55	—	2,356
Non-PCD	16,457	—	—	—	507	16,964
Total	$588,278	$100,458	$59,968	$271,828	$59,902	$1,080,434

	December 31, 2021
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Ajax N	$13,485	$3,927	$2,369	$7,828	$1,963	$29,572
Total	$13,485	$3,927	$2,369	$7,828	$1,963	$29,572

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

Property Held-for-Sale and Rental Property

As of March 31, 2022 and December 31, 2021, the Company’s net investments in real estate owned properties were $6.6 million and $6.1 million, respectively, all of which related to properties held-for-sale. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. Also, included in the properties held-for-sale balance for the periods as of March 31, 2022 and December 31, 2021, was $0.5 million and $0.7 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. As of March 31, 2022 and December 31, 2021, the Company had no rental properties. As of March 31, 2022 and December 31, 2021, the Company had a total of 31 real estate owned properties. For the three months ended March 31, 2022 and 2021, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio or from rental properties.

The following table presents the activity in the Company’s carrying value of property held-for-sale and rental property for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three months ended March 31,
	2022		2021
Property Held-for-Sale and Rental Property	Count	Amount	Count	Amount
Balance at beginning of period	31	$6,063	38	$8,526
Net transfers from mortgage loans	3	828	2	228
Adjustments to record at lower of cost or fair value	—	(169)	—	(171)
Depreciation on rental properties	—	—	—	(3)
Disposals	(3)	(136)	(9)	(1,482)
Balance at end of period	31	$6,586	31	$7,098

Dispositions

During the three months ended March 31, 2022, the Company sold three REO properties for a net loss of approximately $16 thousand. Comparatively, for the three months ended March 31, 2021, the Company sold nine REO properties, realizing a net gain of approximately $0.1 million. These amounts are included in Other income on the Company's consolidated statements of income. The Company recorded lower of cost or net realizable value adjustments in Real estate operating expense for each of the three month periods ended March 31, 2022 and 2021 of $0.2 million.

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

The accompanying notes are an integral part of the consolidated interim financial statements.

	As of March 31, 2022
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities	$336,551	$215	$(8,973)	$327,793
Beneficial interests in securitization trusts	139,249	—	—	139,249
Total investments at fair value	$475,800	$215	$(8,973)	$467,042

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities of $0.2 million.

	As of December 31, 2021
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities	$354,158	$1,822	$(802)	$355,178
Beneficial interests in securitization trusts	139,588	—	—	139,588
Total investments at fair value	$493,746	$1,822	$(802)	$494,766

(1)Basis amount is net of amortized discount, allowance for expected credit losses on beneficial interests, principal paydowns and interest receivable on securities of $0.3 million.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of March 31, 2022
	Step-up date(1)	Basis(2)	Gross unrealized losses	Carrying value
Debt securities due November 2051(3)	March 2025	$42,628	$(781)	$41,847
Debt securities due June 2057(3)	April 2022	21,360	(5)	21,355
Debt securities due August 2057(3)	July 2022	11,731	(33)	11,698
Debt securities due January 2059(3)	July 2022	12,559	(9)	12,550
Debt securities due September 2059(4)	February 2023/April 2023	17,305	(401)	16,904
Debt securities due November 2059(3)	April 2023	8,818	(29)	8,789
Debt securities due December 2059(3)	July 2023	38,627	(1,284)	37,343
Debt securities due March 2060(3)	February 2025	16,168	(714)	15,454
Debt securities due June 2060(3)	March 2024	9,198	(34)	9,164
Debt securities due December 2060(3)	July 2029	46,576	(882)	45,694
Debt securities due January 2061(3)	September 2024	13,375	(525)	12,850
Debt securities due June 2061(5)	January 2025/February 2025	83,388	(4,276)	79,112
Total		$321,733	$(8,973)	$312,760

(1)Step-up date is the date at which the coupon interest rate on the security increases. The Company expects the security to be called before the step-up date.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This security has been in an unrealized loss position for less than 12 months.
(4)This line is comprised of two securities that are both due September 2059. One security with a balance of $0.2 million has been in a loss position for less than 12 months and has a step-up date in February 2023, and the other security of $0.2 million has been in a loss position for less than 12 months and has a step-up date in April 2023.
(5)This line is comprised of two securities that are both due June 2061. One security with a balance of $3.3 million has been in an unrealized loss position for less than 12 months and has a step-up date in January 2025, and the other security of $1.0 million has been in a loss position for less than 12 months and has a step-up date in February 2025.

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
(4)This line is comprised of two securities that are both due June 2061. One security with a balance of $0.4 million has been in an unrealized loss position for less than 12 months and has a step-up date in January 2025, and the other security of $0.1 million been in a loss position for less than 12 months and has a step-up date in February 2025.
(5)On January 25, 2022 the step-up date for this security was extended from January 2022 to April 2022.

As of March 31, 2022, the Company recorded $0.2 million of gross unrealized gains and a gross unrealized loss of $9.0 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments with a fair value of $327.8 million, which includes $0.2 million in interest receivable. As of December 31, 2021, the Company recorded $1.8 million of gross unrealized gains and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments with a fair value of $355.2 million, which includes $0.3 million in interest receivable.

During the three months ended March 31, 2022 and 2021, the Company acquired no debt securities and beneficial interests. As of March 31, 2022, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $327.8 million and $139.2 million, respectively. At December 31, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $355.2 million and $139.6 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had no securities that were past due.

The Company recorded a $4.0 million impairment on its beneficial interests in Ajax Mortgage Loan Trust 2018-D and 2018-G ("2018-D and -G") in other loss/income on its consolidated statements of income. The two trusts were redeemed in the second quarter of 2022 and the underlying mortgage loans were re-securitized in Ajax Mortgage Loan Trust 2022-A ("2022-A"). See Note 15 — Subsequent events. Although the Company continues to own approximately the same interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were settled through the receipt of a combination of the beneficial interest in 2022-A and cash received from the sale of the underlying loans in 2022-A. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected current cash proceeds at redemption. As a result, the Company recognized an impairment loss in other loss/income for the three ended March 31, 2022.

The Company generally recognizes increases and decreases in the net present value of expected cash flows in earnings in the period they occur. An expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest. If there is no allowance for expected credit losses recorded against a beneficial interest, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary. During the three months ended March 31, 2022, the Company recorded a $0.3 million reclassification to non-credit discount from the allowance for changes in payment expectations and a $0.4 million increase of the allowance for expected credit losses due to the decreases in the net present value of expected cash flows. Comparatively, during the three months ended March 31, 2021, the Company recorded a $1.0 million reclassification from non-credit discount to the allowance for changes in payment expectations and a $15 thousand reversal of the allowance for expected credit losses

The accompanying notes are an integral part of the consolidated interim financial statements.

for beneficial interests. An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	Three months ended March 31,
	2022	2021
Allowance for expected credit losses, beginning balance	$(615)	$(4,453)
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment expectations	311	(953)
Credit loss expense on beneficial interests	(50)	(139)
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	354	15
Allowance for expected credit losses, ending balance	$—	$(5,530)

Note 6 — Fair Value

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$327,793	$—	$327,793	$—
Recurring financial liabilities
Put option liability	$26,867	$—	$—	$26,867

		Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$355,178	$—	$355,178	$—
Recurring financial liabilities
Put option liability	$23,667	$—	$—	$23,667

The accompanying notes are an integral part of the consolidated interim financial statements.

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$1,063,476	$—	$—	$1,097,961
Investment in beneficial interests	$139,249	$—	$—	$139,249
Investment in Manager	$1,345	$—	$—	$12,141
Investment in AS Ajax E LLC	$522	$—	$690	$—
Investment in AS Ajax E II LLC	$2,435	$—	$2,473	$—
Investment in GAFS, including warrants	$2,509	$—	$—	$3,320
Investment in Gaea	$25,549	$—	$—	$27,511
Investment in Loan pool LLCs	$218	$—	$—	$838
Financial liabilities
Secured borrowings, net	$536,988	$—	$517,070	$—
Borrowings under repurchase transactions	$522,574	$—	$522,574	$—
Convertible senior notes, net	$103,749	$104,549	$—	$—

		Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$1,080,434	$—	$—	$1,174,660
Mortgage loans held-for-sale, net	$29,572	$—	$—	$32,857
Investment in beneficial interests	$139,588	$—	$—	$139,588
Investment in Manager	$1,502	$—	$—	$12,346
Investment in AS Ajax E LLC	$569	$—	$721	$—
Investment in AS Ajax E II LLC	$2,550	$—	$2,824	$—
Investment in GAFS, including warrants	$2,602	$—	$—	$3,320
Investment in Gaea	$19,571	$—	$—	$21,170
Investment in Loan pool LLCs	$226	$—	$—	$853
Financial liabilities
Secured borrowings, net	$575,563	$—	$580,166	$—
Borrowings under repurchase agreement	$546,054	$—	$546,054	$—
Convertible senior notes, net	$102,845	$108,816	$—	$—

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

The Company's ownership interest in Gaea is estimated using an implied capitalization rate applied to the value of the underlying properties.

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

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition cost ("cost") or net realizable value. Net realizable value is determined based on appraisals, BPOs, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

			Level 1	Level 2	Level 3
March 31, 2022	Carrying value	Three months ended fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,586	$(169)	$—	$—	$6,586

			Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,063	$(293)	$—	$—	$6,063

Note 7 — Affiliates

Unconsolidated Affiliates

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. In January 2022, Gaea completed a second private capital raise in which it raised $30.0 million from the issuance of 1,828,153 shares of common stock and warrants. The Company invested an additional $6.1 million in Gaea to increase its total investment to $25.5 million. In addition to common stock, the Company received 371,103 warrants to purchase additional shares at $16.41 per share for a two year period following the date that the common stock commences trading on a trading market. Upon completion of the second capital raise and at March 31, 2022 the Company owned approximately 22.2% of Gaea with third party investors owning the remaining 77.8%. The Company accounts for its ownership interest in Gaea using the equity method.

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

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E LLC was reduced to a lower percentage of the total. As of March 31, 2022 and December 31, 2021, the Company’s ownership interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its ownership interest using the equity method.

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

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended March 31,
Net income/(loss) at 100%	2022	2021
Gaea Real Estate Corp.	$191	$78
AS Ajax E LLC	$19	$54
Loan pool LLCs	$(20)	$(16)
Thetis Asset Management LLC	$(206)	$851
Great Ajax FS LLC	$(1,157)	$(777)

	March 31, 2022		December 31, 2021
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Gaea Real Estate Corp.	$140,774	$31,822	$105,667	$24,305
AS Ajax E LLC	$3,252	$1	$3,545	$2
Loan pool LLCs	$2,234	$4,073	$2,242	$4,060
Thetis Asset Management LLC	$8,499	$1,664	$9,498	$1,904
Great Ajax FS LLC	$74,809	$56,906	$66,355	$47,293

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended March 31,
Net income/(loss) at the Company's share	2022	2021
Gaea Real Estate Corp.	$42	$18
AS Ajax E LLC	$3	$9
Loan pool LLCs	$(8)	$(7)
Thetis Asset Management LLC	$(41)	$168
Great Ajax FS LLC	$(93)	$(62)

	March 31, 2022		December 31, 2021
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Gaea Real Estate Corp.	$31,252	$7,064	$24,092	$5,542
AS Ajax E LLC	$535	$—	$583	$—
Loan pool LLCs	$897	$1,641	$900	$1,635
Thetis Asset Management LLC	$1,683	$329	$1,881	$377
Great Ajax FS LLC	$5,985	$4,552	$5,308	$3,783

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

real estate assets. At both March 31, 2022 and December 31, 2021, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. During the second quarter of 2021, the majority of loans held by 2017-D were sold into 2021-C, a related party joint venture with third party institutional investors. At both March 31, 2022 and December 31, 2021, the Company held a 50.0% ownership in the remaining loans held by 2017-D. Great Ajax II REIT wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Great Ajax II REIT was 99.9% owned by the Company at both March 31, 2022 and December 31, 2021.

During the first quarter of 2021, the Company acquired the outstanding non-controlling ownership interest in 2018-C, a subsidiary that had been 63.0% owned by the Company at December 31, 2020. As a result, at both March 31, 2022 and December 31, 2021 2018-C was 100.0% owned by the Company and the previous non-controlling interest had been reduced to zero.

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

At March 31, 2022, the Company had commitments to purchase, subject to due diligence, 58 RPLs and NPLs secured by single-family residences with aggregated UPB of $11.3 million. The Company will only acquire loans that meet the acquisition criteria for its own portfolios or those of its third party institutional accredited co-investors. See Note 15 — Subsequent Events, for remaining open acquisitions as of the filing date.

During the quarter ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. The preferred shares have a liquidation preference of $25.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. Accordingly, the Company has recognized a liability on its consolidated balance sheet within accrued expenses and other liabilities at March 31, 2022 for the present value of the put liability of $26.9 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $50.7 million and marks the obligation to market through earnings. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of income. The following table sets forth the details of the Company's put option liability ($ in thousands):

	Three months ended March 31,
	2022	2021
Beginning balance	$23,667	$14,205
Fair value adjustments during the period	3,200	1,944
Ending balance	$26,867	$16,149

The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, continues to be uncertain. As of March 31, 2022, no contingencies have been recorded on the Company's consolidated balance sheet as a result of the COVID-19 pandemic, however as the global pandemic continues, it may have long-term adverse impacts on the Company's financial condition, results of operations, and cash flows.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

			March 31, 2022
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 1, 2022	October 5, 2021	$28,482	$28,482	$34,299	120%	1.36%
April 12, 2022	January 12, 2022	4,739	4,739	5,928	125%	1.44%
April 14, 2022	January 14, 2022	4,356	4,356	5,397	124%	1.30%
April 19, 2022	October 22, 2021	7,909	7,909	9,279	117%	1.02%
April 19, 2022	October 22, 2021	6,215	6,215	7,276	117%	1.02%
April 19, 2022	October 22, 2021	5,090	5,090	6,063	119%	1.02%
April 20, 2022	March 23, 2022	8,068	8,068	10,604	131%	1.64%
April 20, 2022	March 23, 2022	7,997	7,997	10,455	131%	1.71%
April 20, 2022	March 17, 2022	5,320	5,320	10,455	197%	1.64%
April 20, 2022	March 23, 2022	2,824	2,824	4,050	143%	1.50%
April 28, 2022	January 28, 2022	8,263	8,263	10,273	124%	1.48%
April 28, 2022	January 28, 2022	7,489	7,489	9,342	125%	1.48%
May 6, 2022	February 7, 2022	4,970	4,970	6,399	129%	1.35%
May 6, 2022	February 7, 2022	1,721	1,721	2,184	127%	1.35%
May 11, 2022	February 11, 2022	4,025	4,025	5,796	144%	1.58%
May 11, 2022	February 11, 2022	3,016	3,016	4,428	147%	1.98%
May 11, 2022	February 11, 2022	2,160	2,160	3,090	143%	1.58%

The accompanying notes are an integral part of the consolidated interim financial statements.

			March 31, 2022
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
May 11, 2022	February 11, 2022	1,834	1,834	2,640	144%	1.58%
May 11, 2022	February 11, 2022	1,606	1,606	2,287	142%	1.58%
May 11, 2022	February 11, 2022	1,522	1,522	2,178	143%	1.58%
May 16, 2022	February 14, 2022	38,792	38,792	51,869	134%	1.43%
May 16, 2022	February 14, 2022	4,134	4,134	6,232	151%	1.68%
May 18, 2022	February 18, 2022	8,533	8,533	11,139	131%	1.69%
May 23, 2022	February 22, 2022	31,308	31,308	34,543	110%	0.97%
May 23, 2022	February 22, 2022	30,013	30,013	39,181	131%	1.57%
May 23, 2022	February 22, 2022	2,787	2,787	3,421	123%	1.27%
May 23, 2022	February 22, 2022	2,543	2,543	3,771	148%	1.87%
May 23, 2022	February 22, 2022	1,480	1,480	1,943	131%	1.47%
May 23, 2022	February 22, 2022	1,317	1,317	2,047	155%	1.87%
May 23, 2022	February 22, 2022	1,279	1,279	1,788	140%	1.72%
May 24, 2022	February 24, 2022	3,487	3,487	5,106	146%	2.09%
June 10, 2022	December 13, 2021	13,992	13,992	20,151	144%	1.49%
June 10, 2022	December 13, 2021	6,220	6,220	7,578	122%	1.29%
June 17, 2022	March 17, 2022	5,560	5,560	7,176	129%	2.12%
June 17, 2022	March 17, 2022	1,157	1,157	1,687	146%	2.52%
June 24, 2022	March 25, 2022	13,924	13,924	19,361	139%	2.17%
June 24, 2022	March 25, 2022	4,228	4,228	6,413	152%	2.57%
July 8, 2022	July 9, 2021	150,000	13,458	20,407	152%	2.95%
September 22, 2022	September 23, 2021	400,000	220,756	286,918	130%	2.64%
Totals/weighted averages		$838,360	$522,574	$683,154	131%	2.01%

			December 31, 2021
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2022	October 6, 2021	$6,567	$6,567	$8,450	129%	1.33%
January 12, 2022	October 12, 2021	4,978	4,978	6,304	127%	1.32%
January 13, 2022	December 15, 2021	2,850	2,850	4,050	142%	1.31%
January 14, 2022	October 15, 2021	4,992	4,992	5,808	116%	1.17%
January 20, 2022	October 20, 2021	9,667	9,667	11,550	119%	1.18%
January 27, 2022	December 27, 2021	2,206	2,206	2,824	128%	1.30%
January 28, 2022	October 29, 2021	9,115	9,115	11,244	123%	1.33%
January 28, 2022	October 29, 2021	8,508	8,508	10,538	124%	1.33%
February 11, 2022	November 12, 2021	3,094	3,094	4,428	143%	1.75%
February 11, 2022	November 16, 2021	4,060	4,060	5,796	143%	1.36%
February 11, 2022	November 16, 2021	2,166	2,166	3,090	143%	1.36%
February 11, 2022	November 16, 2021	1,850	1,850	2,640	143%	1.36%
February 11, 2022	November 16, 2021	1,670	1,670	2,287	137%	1.36%
February 11, 2022	November 16, 2021	1,526	1,526	2,178	143%	1.36%
February 18, 2022	November 19, 2021	9,275	9,275	11,954	129%	1.36%
February 24, 2022	November 24, 2021	3,538	3,538	5,106	144%	1.77%
March 8, 2022	December 8, 2021	5,363	5,363	6,970	130%	1.19%
The accompanying notes are an integral part of the consolidated interim financial statements.

			December 31, 2021
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
March 8, 2022	December 8, 2021	1,955	1,955	2,496	128%	1.19%
March 16, 2022	December 16, 2021	40,956	40,956	54,424	133%	1.21%
March 16, 2022	December 16, 2021	4,258	4,258	6,232	146%	1.46%
March 17, 2022	December 17, 2021	6,425	6,425	8,093	126%	1.42%
March 17, 2022	December 17, 2021	5,904	5,904	7,573	128%	1.42%
March 17, 2022	December 17, 2021	1,177	1,177	1,687	143%	1.82%
March 21, 2022	December 20, 2021	30,850	30,850	41,473	134%	1.26%
March 21, 2022	December 20, 2021	2,629	2,629	3,770	143%	1.56%
March 22, 2022	December 22, 2021	33,201	33,201	35,956	108%	0.66%
March 22, 2022	December 22, 2021	2,892	2,892	3,421	118%	0.96%
March 22, 2022	December 22, 2021	1,541	1,541	1,943	126%	1.16%
March 22, 2022	December 22, 2021	1,369	1,369	2,047	150%	1.56%
March 22, 2022	December 22, 2021	1,330	1,330	1,788	134%	1.41%
March 25, 2022	December 27, 2021	15,443	15,443	20,367	132%	1.41%
March 25, 2022	December 27, 2021	4,444	4,444	6,413	144%	1.81%
April 1, 2022	October 5, 2021	28,482	28,482	36,200	127%	1.36%
April 19, 2022	October 22, 2021	7,909	7,909	9,279	117%	1.02%
April 19, 2022	October 22, 2021	6,215	6,215	7,276	117%	1.02%
April 19, 2022	October 22, 2021	5,090	5,090	6,063	119%	1.02%
June 10, 2022	December 13, 2021	13,992	13,992	20,151	144%	1.49%
June 10, 2022	December 13, 2021	6,220	6,220	8,203	132%	1.29%
July 8, 2022	July 9, 2021	150,000	13,824	20,856	151%	2.60%
September 22, 2022	September 23, 2021	400,000	228,523	300,324	131%	2.36%
Totals/weighted averages		$853,707	$546,054	$711,252	130%	1.74%

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of March 31, 2022 and December 31, 2021, the Company had $15.1 million and $6.9 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	March 31, 2022	December 31, 2021
Gross amount of recognized liabilities	$522,574	$546,054
Gross amount of loans and securities pledged as collateral	683,154	711,252
Other prepaid collateral	15,117	6,902
Net collateral amount	$175,697	$172,100

Secured Borrowings

From its inception (January 30, 2014) to March 31, 2022, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at March 31, 2022. The secured

The accompanying notes are an integral part of the consolidated interim financial statements.

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

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at March 31, 2022.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at March 31, 2022. The Company’s rated secured borrowings are designated in the table below.

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

The following table sets forth the original terms of notes from the Company's secured borrowings outstanding at March 31, 2022 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at March 31, 2022 and December 31, 2021, and the securitization cutoff date ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Balances at March 31, 2022				Balances at December 31, 2021				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$112,819	$85,962		131%	$118,075	$92,778		127%	$193,301	$156,670
2019-F	110,985	75,340		147%	115,571	81,026		143%	170,876	127,673
2020-B	114,028	80,680		141%	119,184	86,011		139%	156,468	114,534
2021-A	152,739	132,236		116%	161,766	141,435		114%	206,506	175,116
2021-B	238,465	169,267		141%	242,191	181,657		133%	287,882	215,912
	$729,036	$543,485	(1)	134%	$756,787	$582,907	(1)	130%	$1,015,033	$789,905

(1)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $6.5 million and $7.3 million as of March 31, 2022 and December 31, 2021.
Convertible Senior Notes

At March 31, 2022 and December 31, 2021, the Company had carrying values of $103.7 million and $102.8 million, respectively, for its convertible senior notes. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of March 31, 2022, the amount by which the if-converted value falls short of the principal value for the entire series is $19.2 million.

At March 31, 2022, the outstanding aggregate principal amount of the notes was $104.6 million, and discount and deferred expenses were $0.8 million. At December 31, 2021, the outstanding aggregate principal amount of the notes was $104.6 million, and discount and deferred expenses were $1.7 million. During the three months ended March 31, 2022 the Company recognized interest expense on its outstanding convertible notes of $2.1 million, which includes $0.2 million of amortization of discount and deferred expenses. In comparison, during the three months ended March 31, 2021 the Company recognized interest expense on its outstanding convertible notes of $2.4 million, which includes $0.3 million of amortization of discount and deferred expenses. The effective interest rates of the notes for the quarters ended March 31, 2022 and March 31, 2021 were 8.11% and 8.72%, respectively.

During the first quarter of 2021 the Company completed a convertible note repurchase for aggregate principal amount of $2.5 million for a total purchase price of $2.4 million. There were no convertible note repurchases during the first quarter of 2022.

During the quarter ended March 31, 2022, the Company adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) by recording a reduction in its Additional paid-in capital account of $0.7 million and a corresponding increase in the carrying value of its Convertible senior notes of $0.7 million, representing the carrying value of the conversion feature associated with the notes. See Note 2— Recently Adopted Accounting Standards.

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

Note 10 — Related Party Transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

			Three months ended March 31,
Transaction	Consolidated Statement of Income location	Counterparty	2022	2021
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$7,220	$5,952
Management fee	Related party expense – management fee	Manager	$2,293	$2,273
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$2,091	$1,833
Affiliate loan interest income	Interest income	Servicer	$67	$—
Income from equity investment	(Loss)/income from investments in affiliates	Gaea	$42	$18
Income from equity investment	(Loss)/income from investments in affiliates	AS Ajax E LLC	$3	$9
Loss from equity investment	(Loss)/income from investments in affiliates	Loan pool LLCs	$(8)	$(7)
(Loss)/income from equity investment	(Loss)/income from investments in affiliates	Manager	$(41)	$168
Loss from equity investment	(Loss)/income from investments in affiliates	Great Ajax FS	$(93)	$(62)
Impairment on beneficial interests	Other (loss)/income	2018-D and -G	$(3,973)	$—

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of March 31, 2022
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investment in beneficial interests	Various non-consolidated joint ventures	$139,249
Receivables from Servicer	Receivable from servicer	Servicer	$19,153
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$3,522
Management fee payable	Management fee payable	Manager	$2,424
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$1,215
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$69
Expense reimbursements	Accrued expenses and other liabilities	Various non-consolidated joint ventures	$23
Payable to Servicer	Accrued expenses and other liabilities	Servicer	$16

The accompanying notes are an integral part of the consolidated interim financial statements.

			As of March 31, 2022
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Expense reimbursement receivable	Prepaid expenses and other assets	Servicer	$15
Expense reimbursements	Accrued expenses and other liabilities	Gaea	$8

			As of December 31, 2021
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Purchase of mortgage loans	Mortgage loans held-for-investment, net	2019-C	$152,883
Investment in beneficial interests	Investment in beneficial interests	Various non-consolidated joint ventures	$139,588
Receivables from Servicer	Receivable from servicer	Servicer	$20,899
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$3,509
Management fee payable	Management fee payable	Manager	$2,279
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$1,211
Expense reimbursements	Accrued expenses and other liabilities	Servicer	$78
Affiliate loan receivable interest	Prepaid expenses and other assets	Gaea	$21
Expense reimbursement receivable	Prepaid expenses and other assets	Servicer	$12

The Company recorded a $4.0 million impairment on its beneficial interests in 2018-D and -G in other loss/income on its consolidated statements of income. The two trusts were redeemed in the second quarter of 2022 and the underlying mortgage loans were re-securitized in 2022-A. See Note 15 — Subsequent events. Although the Company continues to own approximately the same interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were settled through the receipt of a combination of the beneficial interest in 2022-A and cash received from the sale of the underlying loans in 2022-A. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected current cash proceeds at redemption. As a result, the Company recognized an impairment loss in other loss/income for the three ended March 31, 2022.

On December 9, 2021, the Company became a party to a promissory note with the Servicer under which the Servicer can borrow up to $3.5 million on a revolving line of credit from the Company. Interest on the arrangement accrues at 7.2% annually. At March 31, 2022, the amount outstanding on the note and interest was $3.5 million.

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

On June 21, 2021, the Company became a party to a promissory note with Gaea under which Gaea can borrow up to $11.0 million on a revolving line of credit from the Company. Funds advanced to Gaea under the note carry an interest rate of 4.25% and are secured by a selection of Gaea's portfolio of mortgage loans. The maturity date of the loan was December 31, 2021 and at December 31, 2021, the note was repaid.

During the three months ended March 31, 2022 and 2021, the Company acquired no debt securities and beneficial interests. As of March 31, 2022, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $327.8 million and $139.2 million, respectively. At December 31, 2021, the investments in debt

The accompanying notes are an integral part of the consolidated interim financial statements.

securities and beneficial interests were carried on the Company's consolidated balance sheet at $355.2 million and $139.6 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had no securities that were past due.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the sale of REO properties from certain of the Company's joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At March 31, 2022, and December 31, 2021, the Company had zero advances outstanding to the Servicer. Interest on the arrangement accrues at 7.2% annually.

On November 22, 2019, Gaea completed a private capital raise transaction in which it raised $66.3 million from the issuance of 4,419,641 shares of its common stock to third parties to allow it to continue to advance its investment strategy. Upon completion of the capital raise, the Company retained ownership of approximately 23.2% of Gaea with third party investors owning the remaining 76.8%. The Company recognized no gain or loss on the transaction as Gaea's fair value at the date of the deconsolidation did not represent a material change from the fair values of its recently acquired assets and liabilities due to the limited lapse of time since their acquisitions. In January 2022, Gaea completed a second private capital raise in which it raised $30.0 million from the issuance of 1,828,153 shares of common stock and warrants. The Company invested an additional $6.1 million in Gaea to increase its total investment to $25.5 million. In addition to common stock, the Company received 371,103 warrants to purchase additional shares at $16.41 per share for a two year period following the date that the common stock commences trading on a trading market. Upon completion of the second capital raise and at March 31, 2022 the Company owned approximately 22.2% of Gaea with third party investors owning the remaining 77.8%. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At the time of the original investment, the Company held a 24.2% interest in AS Ajax E LLC. In October 2016, additional capital contributions were made by third parties, and the Company’s ownership interest in AS Ajax E LLC was reduced to a lower percentage of the total. As of March 31, 2022 and December 31, 2021, the Company’s interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the Manager. The base management fee equals 1.5% of the Company's stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, per annum and calculated and payable quarterly in arrears. The management fee is payable with 50% paid in shares of the Company's common stock and 50% in cash. However, the Company has the option to pay its management fee with up to 100% in cash at its discretion, and pay the remainder in shares of its common stock.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock paid out of taxable income and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the

The accompanying notes are an integral part of the consolidated interim financial statements.

Company’s quarterly cash dividends on its common stock paid out of taxable income, special cash dividends on its common stock paid out of taxable income and increase in book value within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. The incentive fee is payable in shares of the Company’s common stock at the Company's discretion and any remaining incentive fee is payable in cash. During the three months ended March 31, 2022 and 2021, the Company recorded an incentive fee of $0.1 million and zero, respectively, payable to the Manager.

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

The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and the type of mortgage loans that the Servicer services, for fees based on mortgage loans, and property values, previous UPB of the relevant loan, and the number of REO properties for fees based on REO properties.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base management fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. For both the three months ended March 31, 2022 and 2021, the Company recognized base management fees to the Manager of $2.3 million, of which none was settled in shares of its common stock. However, for the three months ended March 31, 2022, the Company issued 39,558 shares of its common stock related to the base management fee for the fourth quarter of 2021 that was approved by the Board during the first quarter of 2022. Also, during the three months ended March 31, 2022 and 2021, the Company recorded an incentive fee of $0.1 million and zero, respectively, of which none was settled in shares of its common stock.

As of December 31, 2021, each of the Company’s independent directors received an annual retainer of $100,000, payable quarterly, 40% in shares of the Company's common stock on the same basis as the stock portion of the management fee payable to the Manager and 60% in cash. The annual fee was increased to $140,000, 50% of which is payable in shares of the Company's common stock and 50% in cash, which became effective as of January 1, 2022.

The following table sets forth the Company’s stock-based independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the three months ended March 31,
	2022			2021
	Number of shares	Amount of expense recognized		Number of shares	Amount of expense recognized
Management fees	39,558	$—	(1)	—	$—
Independent director fees	7,765	88		3,945	50
Totals	47,323	$88		3,945	$50

(1)Management fees were fully expensed during the fourth quarter of 2021, the period in which the services were provided. However, the shares associated with these services were approved and issued by the Board during the first quarter of 2022.

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. The Company granted 22,765 shares of its common stock in the quarter ended March 31, 2022, of which 14,765 shares vest over one year and 8,000 shares vest over 1.5 years following the grant date. There were no grants of the Company's common stock to employees of its Manager or Servicer in the quarter ended March 31, 2021. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

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

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth the table below:

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Three months ended March 31, 2021
December 31, 2020 outstanding unvested share grants	163,083	$11.07	—	$—
Shares vested	—	—	(2,000)	12.00
Shares forfeited	—	—	—	—

The accompanying notes are an integral part of the consolidated interim financial statements.

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Shares granted(1)	—	—	2,000	12.00
March 31, 2021 outstanding unvested share grants	163,083	$11.07	—	$—

(1)Shares granted vest immediately.

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Three months ended March 31, 2022
December 31, 2021 outstanding unvested share grants	228,365	$12.05	8,000	$12.53
Shares vested	—	—	—	—
Shares forfeited	(17,335)	11.93	—	—
Shares granted(1)	22,765	11.42	—	—
March 31, 2022 outstanding unvested share grants	233,795	$12.00	8,000	$12.53

(1)Vesting is ratable over one-year and 1.5-year period from grant date. Weighted average remaining life of grants at March 31, 2022 is one-year and 1.5 years, respectively.

The following table presents the expenses for the Company's restricted stock plan ($ in thousands):

	Three months ended March 31,
	2022	2021
Restricted stock grants	$225	$207
Director grants	25	24
Total expenses for plan grants	$250	$231

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

For the three months ended March 31, 2022, the Company had consolidated taxable income of $11.2 million before deduction of preferred dividends and income tax benefit of $28 thousand. For the three months ended March 31, 2021, the Company had consolidated taxable income of $8.7 million before deduction of preferred dividends and provision for income taxes of $34 thousand. The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at March 31, 2022 and 2021. The Company also recorded no interest or penalties for the three months ended March 31, 2022 and 2021.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net income attributable to common stockholders	$3,586	22,922,316		$7,004	22,816,978
Allocation of earnings to participating restricted shares	(43)	—		(52)	—
Consolidated net income attributable to unrestricted common stockholders	$3,543	22,922,316	$0.15	$6,952	22,816,978	$0.30
Effect of dilutive securities(1,2,3)
Diluted EPS
Consolidated net income attributable to common stockholders and dilutive securities	$3,543	22,922,316	$0.15	$6,952	22,816,978	$0.30

(1)The Company's outstanding warrants for an additional 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended March 31, 2022 and March 31, 2021, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the three months ended March 31, 2022 and March 31, 2021 would have been anti-dilutive and have not been included in the calculation.
(3)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the three months ended March 31, 2022 and March 31, 2021 would have been anti-dilutive and has been removed from the calculation.

Note 14 — Equity

Common Stock

As of March 31, 2022 and December 31, 2021, the Company had 23,194,566 and 23,146,775 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred Stock

The Company has outstanding shares of preferred stock and warrants which were issued to institutional accredited investors in a series of private placements during the quarter ended June 30, 2020. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock. The shares have a liquidation preference of $25.00 per share. The Company also issued two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. The Company is using the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with the Company's investment strategy.

The Company had 2,307,400 shares of Series A preferred stock and 2,892,600 shares of Series B preferred stock outstanding at March 31, 2022 and December 31, 2021. There were 25,000,000 shares, cumulative for all series, authorized as of both March 31, 2022 and December 31, 2021.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

As of March 31, 2022, the Company held 157,776 shares of treasury stock consisting of 108,092 shares received through distributions of the Company's shares previously held by its Manager and 49,684 shares acquired through open market purchases. As of December 31, 2021, the Company held 147,370 shares of treasury stock consisting of 97,686 shares received

The accompanying notes are an integral part of the consolidated interim financial statements.

through distributions of the Company's shares previously held by its Manager and 49,684 shares acquired through open market purchases, of which 1,220 shares were acquired in the fourth quarter of 2021 under the Company's approved stock buyback plan.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the three months ended March 31, 2022 and 2021, 9,739 and 4,228 shares, respectively, were issued under the plan for total proceeds of approximately $0.1 million and $47 thousand, respectively.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2022 and 2021, no shares were sold under the At the Market program. The Company intends to use the net proceeds to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

Accumulated Other Comprehensive Income

The Company recognizes unrealized gains or losses on its investment in debt securities as components of other comprehensive income. Total accumulated other comprehensive (loss)/income on the Company’s balance sheet at March 31, 2022 and December 31, 2021 was as follows ($ in thousands):

Investments in securities:	March 31, 2022	December 31, 2021
Unrealized gains	$215	$1,822
Unrealized losses	(8,973)	(802)
Accumulated other comprehensive (loss)/income	$(8,758)	$1,020

Non-controlling Interest

At both March 31, 2022 and December 31, 2021, the Company had non-controlling interests attributable to ownership interests for three legal entities.

AS Ajax E II was formed by the Company during 2017 to purchase and hold an investment in a Delaware trust which holds single family residential real estate loans, SBC loans and other real estate assets. AS Ajax E II is 46.9% held by third parties. At both March 31, 2022 and December 31, 2021, the Company owned 53.1% of AS Ajax E II and consolidates the assets, liabilities, revenues and expenses of the entity.

2017-D, a securitization trust, was formed by the Company during 2017. It is 50.0% held by an accredited institutional investor. During the second quarter of 2021, the majority of the loans in 2017-D were sold into 2021-C, with 22 loans remaining in 2017-D substantially reducing the non-controlling interest. At both March 31, 2022 and December 31, 2021, the Company owned 50.0% of 2017-D and consolidates the assets, liabilities, revenues and expenses of the trust.

Great Ajax II REIT was formed by the Company during 2019 to own Great Ajax II Depositor LLC, which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. At both March 31, 2022 and December 31, 2021, Great Ajax II REIT was 0.1% held by third parties and the Company had retained 99.9% of Great Ajax II REIT and consolidates the assets, liabilities, revenues and expenses of the entity.

Securitization trust 2018-C was formed by the Company during 2018 and was 37.0% held by an accredited institutional investor. The non-controlling 37.0% ownership was purchased by the Company during the first quarter of 2021, and the non-controlling interest was derecognized from the Company's balance sheet. At both March 31, 2022 and December 31, 2021, the Company owned 100.0% of 2018-C.

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers to or from non-controlling interest ($ in thousands):

	Three months ended March 31,
	2022	2021
Decrease from redemption of 2018-C	$—	$(8,306)
Decrease from the distribution of 2017-D	(819)	—
Change in non-controlling interest	$(819)	$(8,306)

Note 15 — Subsequent Events

On April 14, 2022, with an accredited institutional investor the Company refinanced its 2018-D and -G joint ventures into 2022-A and retained $47.7 million of varying classes of agency rated securities and equity. The Company acquired 23.28% of the securities and trust certificates from the trust. 2022-A acquired 811 RPLs and NPLs with UPB of $215.5 million and an aggregate property value of $518.8 million. The AAA through A rated securities represent 71.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. This is the first fully rated securitization structure to include a substantial amount of NPLs. Approximately 33.9% of loan UPB in 2022-A was 60 days or more delinquent. Based on the structure of the transaction the Company will not consolidate 2022-A under U.S. GAAP. The Company's percentage ownership of 2022-A is approximately the same as its combined prior investment in 2018-D and -G.

On April 19, 2022, the Company completed a repurchase of $0.1 million aggregate principal of its convertible senior notes for a total purchase price of $0.1 million.

On May 5, 2022, the Company’s Board of Directors declared a cash dividend of $0.26 per share to be paid on May 31, 2022 to stockholders of record as of May 16, 2022.

Since March 31, 2022, the Company has acquired two residential RPLs in two transactions from two different sellers with aggregate UPB of $0.2 million, and one NPL in one transaction from a single seller with UPB of $0.2 million. The purchase price of the RPLs was 93.1% of UPB and 44.3% of the estimated market value of the underlying collateral of $0.4 million. The purchase price of the NPL was 94.0% of UPB and 46.2% of the estimated market value of the underlying collateral of $0.3 million.

The Company has agreed to acquire, subject to due diligence, 26 residential RPLs in seven transactions, and 27 NPLs in one transaction, with aggregate UPB of $6.7 million and $3.9 million, respectively. The purchase price of the residential RPLs is 97.2% of UPB and 42.6% of the estimated market value of the underlying collateral of $15.3 million. The purchase price of the NPLs is 102.0% of UPB and 46.3% of the estimated market value of the underlying collateral of $8.6 million.

The accompanying notes are an integral part of the consolidated interim financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

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

Accordingly, you should not rely upon forward-looking statements as an indication of future performance. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or will occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. The forward-looking statements made in this quarterly report relate only to events as of the date on which the statements are made. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We undertake no obligation and do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events or otherwise, except as required by law.

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

Our Operating Partnership, through interests in certain entities as of March 31, 2022, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and we have determined that we are the primary beneficiary of the VIEs.

In 2018, we formed Gaea Real Estate Corp. ("Gaea") as a wholly owned subsidiary of the Operating Partnership. We elected to treat Gaea as a TRS under the Code for 2018, and we elected to treat Gaea as a REIT under the Code in 2019 and thereafter. On November 22, 2019, Gaea completed a private capital raise in which it raised $66.3 million from the issuance of common stock to third parties to allow Gaea to continue to advance its investment strategy. At March 31, 2022, we owned approximately 22.2% of Gaea. We account for our investment in Gaea under the equity method.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of March 31, 2022 and December 31, 2021 ($ in millions):

	March 31, 2022	December 31, 2021
Residential RPLs	$931.4	$971.1
Residential NPLs	116.6	119.5
SBC loans	15.5	19.3
Real estate owned properties, net	6.6	6.1
Investments in securities at fair value	327.8	355.2
Investment in beneficial interests	139.2	139.6
Total mortgage related assets	$1,537.1	$1,610.8

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

Prices for both single and multi-family homes have risen steadily over the first quarter of 2022, even as mortgage interest rates have also increased to levels not seen since 2018. In March, 2022 the U.S. Federal Reserve (the "Fed") raised its benchmark federal-funds rate by a quarter percentage point to a range between 0.25% and 0.50%. The Fed also indicated it would likely continue raising the federal-funds rate through the end of the year. According to Freddie Mac, the 30-year fixed rate mortgage rate increased to 4.67% at March 31, 2022 from 3.18% for the year earlier period.

Despite, or perhaps because of rapid increases in both home purchase prices and mortgage interest rates, rate lock volume continued to increase in the first quarter of 2022 while refinance activity declined, according to data from Black Knight. Additionally, February’s average loan amount increased by $7 thousand, which is consistent with continuing home price increases, and a fall-off in refinance activity.*

And according to McKinsey, non-bank lenders continue to gain market share. Non-bank’s share of total originations has been increasing for years. Five years ago non-bank lenders accounted for roughly half of total originations two years ago it was nearly 60%. But in 2020, the share of non-bank originations hit 70%. According to the McKinsey study, this growth has been driven by a small number of outperforming non-banks that have a strong digital focus and differentiated value position. Additionally, according to the Black Knight study, in February 2022, non-conforming originations increased about 0.8% over January 2022, and a 6.2% increase over February 2021.**

We expect continued volatility in the residential mortgage loan and securities markets in the short term as interest rates continue to rise and as many home purchasers compete to lock in a purchase before rates, and home prices climb even further. We also believe these disruptions in the market may provide opportunities for us to acquire mortgage loans at attractive prices.

Additionally, as the COVID-19 pandemic continues to run its course, extended loan forbearance, foreclosure timelines and eviction timelines could result in lower yields and losses on our mortgage loan and beneficial interest portfolios and losses on our REO held-for-sale. Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans.

Through the end of the first quarter, the recent trends noted below have continued, including:

•elevated operating costs resulting from new regulatory requirements continue to drive sales of residential mortgage assets by banks and other mortgage lenders;
•increasing mortgage interest rates, higher home prices, low inventory, tighter lending standards and increased down payment requirements are pricing first time homeowners out of the market;
•rising home prices are triggering significant prepayments by borrowers selling their homes to downsize or relocate to lower cost markets;

•rising interest rates are expected to slow down the refinance volume resulting in lower prepayments from the refinance channel;
•the flight to the suburbs during the COVID pandemic has increased the demand for single-family and multi-family residential rental properties; and
•the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets.

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

*Originations Market Monitor, Black Knight, February 2022
** Five trends reshaping the US home mortgage industry, Krishna Bhattacharya, Akshay Kapoor, and Ayush Madan - McKinsey & Company, December 7, 2021

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

Financing. Our ability to grow our business by acquiring residential RPLs and SBC loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse secured borrowings in which the underlying collateral is not marked to market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The secured borrowings are structured as debt financings and not real estate mortgage investment conduit (“REMIC”) sales. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Currently there is substantial uncertainty in the securitization markets which could limit our access to financing.

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

COVID-19 Pandemic. The pandemic continues to impact, directly or indirectly, many of the other factors discussed above, as well as other aspects of our business. While domestic economies have largely re-opened, lingering impacts on supply chains, eviction moratoriums and foreclosure case backlogs may impact our business. As new variants garner differing responses at the federal, state and local level it is not possible for us to predict with certainty which factors will impact our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of the pandemic at this time due to, among other things, uncertainty regarding the severity and duration of the new outbreaks domestically and internationally and the reactions of federal, state and local government efforts to contain the spread of COVID-19 and its variants, the effects of those efforts on our business, the indirect impact on the U.S. economy and economic activity and the impact on the mortgage markets and capital markets.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, and other subjective assessments. In particular, we have identified six policies that, due to the judgment and estimates inherent in those policies, are critical to understanding our consolidated financial statements. These policies relate to (i) the allowance for credit losses, (ii) accounting for Interest income on our mortgage loan portfolio;(iii) accounting for Investments at fair value; (iv) accounting for investments in Beneficial Interests; (v) accounting for Interest expense on our secured borrowings and repurchase facilities; and (vi) fair values. We believe that the judgment and estimates used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments or estimates could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to the Critical accounting policies in our Form 10-K for our calendar year ended December 31, 2021, as there have been no changes to these policies.

Recent Accounting Pronouncements

Refer to the notes to our interim financial statements for a description of relevant recent accounting pronouncements.

Results of Operations

Quarter Overview

For the three months ended March 31, 2022, we had net income attributable to common stockholders of $3.6 million, or $0.15 per share for basic and for diluted common shares. For the three months ended March 31, 2021, we had net income attributable to common stockholders of $7.0 million, or $0.30 per share for basic and diluted common shares. Key items for the three months ended March 31, 2022 include:

•Interest income of $23.2 million; net interest income of $14.6 million
•Net income attributable to common stockholders of $3.6 million
•Basic earnings per common share of $0.15
•Book value per common share of $15.95 at March 31, 2022
•Taxable consolidated income of $0.49 per common share before preferred dividends; and $0.40 per common share of net income available to common stockholders
•Collected total cash of $85.3 million, from loan payments, sales of REO and collections from investments in debt securities and beneficial interests
•Invested an additional $6.1 million in Gaea to increase our total investment to $25.5 million, or 22.2%
•Held $70.7 million of cash and cash equivalents at March 31, 2022; average daily cash balance for the quarter was $73.6 million
•As of March 31, 2022, approximately 73.5% of portfolio based on acquisition unpaid principal balance ("UPB") made at least 12 out of the last 12 payments

Our consolidated net income attributable to common stockholders decreased $3.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in our earnings compared to the three months ended March 31, 2021, was primarily driven by an impairment of $4.0 million recorded on our investments in beneficial interests and an increase in the put option liability amortization offset by a reduction in interest expense. In the quarter ended March 31, 2022, we recorded a net $4.0 million compared to a $5.5 million reduction in expected future credit losses in the first quarter of 2021.

Our net interest income excluding the impact of credit losses increased $0.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the decrease of $1.7 million in our interest expense to $8.6 million versus interest expense of $10.3 million in the first quarter of 2021 primarily due to lower funding costs for our loan and debt security portfolios. Additionally during the three months ended March 31, 2022, we had no acceleration of deferred issuance costs from refinancing activities, while for the three months ended March 31, 2021, we recorded an acceleration of deferred issuance expense of $0.9 million which related to the acceleration of deferred issuance costs for calling and re-securitizing two of our secured borrowings at a lower cost of funds.

Our book value increased to $15.95 per common share from $15.92 at December 31, 2021, driven by the removal of our convertible senior notes from the calculation due to their anti-dilutive effect on our earnings per share calculation offset by a decrease in common equity resulting from net fair value adjustments of $9.8 million on our portfolio of debt securities recorded to Other comprehensive income since December 31, 2021.

We recorded a $4.0 million impairment on our beneficial interests in Ajax Mortgage Loan Trust 2018-D and 2018-G ("2018-D and -G") in the other loss/income line on our consolidated statements of income. The two trusts were redeemed in the second quarter of 2022 and the underlying mortgage loans were re-securitized in Ajax Mortgage Loan Trust 2022-A ("2022-A"). (See "Subsequent events" below.) Although we continue to own approximately the same interest in the underlying mortgage loans and related cash flows, we account for our beneficial interests as legal securities. The beneficial interests were settled through receipt of a combination of the beneficial interest in 2022-A and cash received from the sale of the underlying loans to 2022-A. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected current cash proceeds. As a result we recognized an impairment loss in other loss/income for the quarter ended March 31, 2022.

We recorded a loss from our investment in affiliates of $0.1 million for the three months ended March 31, 2022 and income of $0.2 million for the three months ended March 31, 2021. The primary driver of the change is the flow-through impact of the mark to market on shares of our stock held by our Manager and our Servicer. We account for our investments in our Manager and our Servicer using the equity method of accounting.

We recorded $0.2 million in impairments on our REO held-for-sale portfolio in the real estate operating expense line of our consolidated statement of income for both the three months ended March 31, 2022 and 2021. The impairments for both three month periods were driven primarily by property holding costs. Our quantity of REO properties increased during the quarter, with three properties sold in the first quarter of 2022 while three were added to REO held-for-sale through foreclosures. Comparatively, during the three months ended March 31, 2021 we sold nine REO properties while adding two properties through foreclosures.

During the three months ended March 31, 2022, we invested an additional $6.1 million in Gaea to increase our total investment to $25.5 million, or 22.2% of total shares outstanding. In addition to common stock, we received 371,103 warrants to purchase additional shares at $16.41 per share for a two year period following the date that the common stock commences trading on a trading market.

Table 1: Results of Operations

	Three months ended March 31,
($ in thousands)	2022	2021
INCOME
Interest income	$23,212	$24,035
Interest expense	(8,606)	(10,304)
Net interest income	14,606	13,731
Net decrease in the net present value of expected credit losses(1)	3,978	5,516
Net interest income after the impact of changes in the net present value of expected credit losses	18,584	19,247
(Loss)/income from investments in affiliates	(63)	163
Other (loss)/income	(3,550)	356
Total revenue, net	14,971	19,766
EXPENSE
Related party expense – loan servicing fees	2,091	1,833
Related party expense – management fee	2,293	2,273
Professional fees	345	640
Real estate operating expenses	185	185
Fair value adjustment on put option liability	3,200	1,944
Other expense	1,254	1,304
Total expense	9,368	8,179
Loss on debt extinguishment	—	911
Income before provision for income taxes	5,603	10,676
Provision for income taxes (benefit)	(28)	34
Consolidated net income	5,631	10,642
Less: consolidated net income/(loss) attributable to the non-controlling interest	96	1,689
Consolidated net income attributable to Company	5,535	8,953
Less: dividends on preferred stock	1,949	1,949
Consolidated net income attributable to common stockholders	$3,586	$7,004

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three months ended March 31, 2022 and March 31, 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. For the three months ended March 31, 2022 and 2021, net interest income after recording the impact of the net present value of decreases in expected credit losses decreased to $18.6 million from $19.2 million, respectively, primarily as a result of a reduction in the amount of expected recovery of future credit losses of $1.5 million compared to the three months ended March 31, 2021 primarily due to lower than expected cash payments received during the quarter.

Our gross interest income decreased by $0.8 million to $23.2 million in the three months ended March 31, 2022 from $24.0 million in the three months ended March 31, 2021, primarily due to a decrease in the average balance of our mortgage loan portfolio as paydowns and payoffs exceeded loan purchases, and by decreases in the average yield resulting from the current period recognition of the net increase in payment expectations under CECL. This was offset by a decrease in interest expense of $1.7 million to $8.6 million in the three months ended March 31, 2022 from $10.3 million in the three months ended March 31, 2021 primarily due to securing lower cost of funds for our loan and debt security portfolios.

During the first quarter of 2022, we collected $85.3 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $70.2 million for the first quarter of 2021. The increase in cash collections in 2022 is due to a higher volume of payoffs as borrowers continued to refinance or sell the underlying property.

The interest income detail for the quarters ended March 31, 2022 and 2021 are included in the table below ($ in thousands):

Table 2: Interest income detail

	Three months ended March 31,
	2022	2021
Accretable yield recognized on RPL, NPL and SBC loans	$16,186	$18,181
Accretable yield recognized on beneficial interests	4,103	3,461
Interest income on debt securities	2,763	2,476
Other interest income/(loss)	123	(149)
Bank interest income	37	66
Interest income	$23,212	$24,035
Net decrease in the net present value of expected credit losses(1)	3,978	5,516
Interest income after the impact of changes in the net present value of expected credit losses	$27,190	$29,551

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three months ended March 31, 2022 and March 31, 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The decrease in the accretable yield recognized on RPL, NPL and SBC loans is partially driven by decreases in the average balance of our mortgage loan portfolio and partially driven by decreases in the average yield. The average balance of our portfolio declined primarily as a result of payoffs and paydowns exceeding new loan acquisitions. The average yield on our mortgage loan portfolio has declined as increases in payment expectations are recognized in the period the increase occurs under CECL versus prospectively under ASC 310-30 thus accelerating yield into the current period. The average carrying balances of our mortgage loan portfolio, debt securities, beneficial interests and debt outstanding for the quarters ended March 31, 2022 and 2021 are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended March 31,
	2022	2021
Average mortgage loan portfolio	$1,083,757	$1,103,180
Average carrying value of debt securities	$351,566	$269,267
Average carrying value of beneficial interests	$139,665	$92,585
Total average asset backed debt	$1,099,142	$1,088,936

Other Income

Other income decreased for the three months ended March 31, 2022 over the comparable period in 2021, primarily due to a $4.0 million impairment on our beneficial interests in 2018-D and -G. The two trusts were redeemed in the second quarter of 2022 and the underlying mortgage loans were re-securitized in 2022-A. (See "Subsequent events" below.) Although we continue to own approximately the same interest in the underlying mortgage loans and related cash flows, we account for our beneficial interests as legal securities. The beneficial interests were settled through receipt of a combination of the beneficial interest in 2022-A and cash received from the sale of the underlying loans to 2022-A. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected current cash proceeds. As a result we recognized an impairment loss in the quarter ended March 31, 2022. This was partially offset by increases in the first quarter in late fee income. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other (Loss)/Income

	Three months ended March 31,
	2022	2021
Late fee income	$438	$190
HAMP fees	9	48
Rental income	3	13
Other loss	(11)	—
Net (loss)/gain on sale of property held-for-sale	(16)	105
Impairment on beneficial interests	(3,973)	—
Total Other income	$(3,550)	$356

Expenses

Total expenses increased for the three months ended March 31, 2022 over the comparable period in 2021 as a result of our put option expense on our outstanding common stock warrants and an increase in loan servicing fees as NPLs increased as a percentage of the total portfolio. These were partially offset by lower professional fees due to reduction in tax compliance and consulting expense related to our mortgage loan portfolios for the three months ended March 31, 2021. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended March 31,
	2022	2021
Fair value adjustment on put option liability	$3,200	$1,944
Related party expense – management fee	2,293	2,273
Related party expense – loan servicing fees	2,091	1,833
Other expense	1,254	1,304
Professional fees	345	640
Real estate operating expenses	185	185
Total expense	$9,368	$8,179

Other Expense

Other expense decreased for the three months ended March 31, 2022 over the comparable period in 2021 primarily due to lower loan transaction expense partially offset by higher travel expense. A breakdown of Other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended March 31,
	2022	2021
Insurance	$252	$229
Employee and service provider share grants	225	207
Directors' fees and grants	201	169

Travel, meals, entertainment	146	31
Borrowing related expenses	125	187
Software licenses and amortization	120	85
Taxes and regulatory expense	61	61
Internal audit services	61	38
Other expense	50	101
Loan transaction expense	20	187
Lien release non due diligence	(7)	9
Total Other expense	$1,254	$1,304

Equity and Net Book Value per Share

Our net book value per common share was $15.95 and $15.92 at March 31, 2022 and December 31, 2021, respectively. The increase in book value was primarily driven by the removal of our convertible senior notes from the calculation due to their antidilutive effect on our earnings per share calculation partially offset by a decrease in common equity resulting from net fair value adjustments of $9.8 million on our portfolio of debt securities recorded to Other comprehensive income since December 31, 2021. We believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by taking equity at the balance sheet date (i) less preferred stock and non-controlling interest, (ii) adjusted for any addition for potential conversion of our convertible senior notes, divided by outstanding shares at the balance sheet date adjusted to include (i) unvested restricted stock earned but unissued and (ii) any share equivalents for our convertible senior notes or our put option liability as determined by the dilution requirements for our EPS calculation. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	March 31, 2022	December 31, 2021
Outstanding shares	23,194,566	23,146,775
Adjustments for:
Unvested grants of restricted stock and shares earned but not issued as of the date indicated	7,765	3,470
Conversion of convertible senior notes into shares of common stock(1)	—	7,228,910
Settlement of put option in shares(2)	—	—
Total adjusted shares outstanding	23,202,331	30,379,155

Equity at period end	$487,499	$500,473
Net increase in equity from expected conversion of convertible senior notes(1)	—	101,511
Adjustment for equity due to preferred shares	(115,144)	(115,144)
Net adjustment for equity due to non-controlling interests	(2,365)	(3,178)
Adjusted equity	$369,990	$483,662
Book value per share	$15.95	$15.92

(1)The conversion of convertible senior notes was removed as of March 31, 2022 due to it having an anti-dilutive effect on our earnings per share calculation.
(2)The settlement of the put option in shares is not included in the book value calculation as of March 31, 2022 or December 31, 2021 as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the three months ended March 31, 2022, we purchased $0.9 million of NPLs with UPB of $1.0 million at 56.7% of property value. We purchased no RPLs and SBC loans during the three months ended March 31, 2022. Comparatively, for the three months ended March 31, 2021, we purchased $31.6 million of RPLs with UPB of $36.0 million at 57.2% of property value, $0.4 million of NPLs with UPB of $0.7 million at 50.1% of property value, and $3.6 million of SBC loans with UPB of

$3.6 million at 36.5% of property value. We ended the period with $1.1 billion of net mortgage loans with an aggregate UPB of $1.1 billion as of March 31, 2022 and $1.1 billion of net mortgage loans with an aggregate UPB of $1.2 billion as of March 31, 2021.

The following table shows loan portfolio acquisitions for the three months ended March 31, 2022, and 2021 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended March 31,
	2022	2021
RPLs
Count	—	199
UPB	$—	$36,031
Purchase price	$—	$31,587
Purchase price % of UPB	—%	87.7%
NPLs
Count	4	3
UPB	$964	$665
Purchase price	$903	$447
Purchase price % of UPB	93.7%	67.2%
SBC loans
Count	—	1
UPB	$—	$3,611
Purchase price	$—	$3,603
Purchase price % of UPB	—%	99.8%

During the three months ended March 31, 2022, 225 mortgage loans representing 4.5% of our ending UPB were liquidated. Comparatively, during the three months ended March 31, 2021, 162 mortgage loans representing 3.2% of our ending UPB, were liquidated. Our loan portfolio activity for the three months ended March 31, 2022 and 2021 is presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	Three months ended March 31,
	2022		2021
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$1,080,434	$29,572	$1,119,372	$—
Mortgage loans acquired	903	—	35,637	—
Draws on SBC loans	—	—	85	—
Accretion recognized	16,185	—	18,067	—
Payments received on loans, net	(66,396)	—	(56,221)	—
Net reclassifications from/(to) mortgage loans held-for-sale, net	29,572	(29,572)	(131,719)	131,719
Reclassifications to REO	(828)	—	(228)	—
Decrease in net present value of expected credit losses on mortgage loans	3,624	—	5,500	—
Other	(18)	—	1,318	—
Ending carrying value	$1,063,476	$—	$991,811	$131,719

Table 10: Portfolio Composition

As of March 31, 2022 and December 31, 2021, our portfolios consisted of the following ($ in thousands):

March 31, 2022		December 31, 2021
No. of Loans	5,723	No. of Loans	5,941
Total UPB(1)	$1,111,571	Total UPB(1)	$1,165,841
Interest-Bearing Balance	$1,017,362	Interest-Bearing Balance	$1,069,407
Deferred Balance(2)	$94,209	Deferred Balance(2)	$96,434
Market Value of Collateral(3)	$2,172,959	Market Value of Collateral(3)	$2,193,143
Original Purchase Price/Total UPB	81.8%	Original Purchase Price/Total UPB	82.0%
Original Purchase Price/Market Value of Collateral	45.4%	Original Purchase Price/Market Value of Collateral	47.1%
Weighted Average Coupon	4.31%	Weighted Average Coupon	4.33%
Weighted Average LTV(4)	61.3%	Weighted Average LTV(4)	63.7%
Weighted Average Remaining Term (months)	296	Weighted Average Remaining Term (months)	295
No. of first liens	5,665	No. of first liens	5,883
No. of second liens	58	No. of second liens	58
RPLs	87.5%	RPLs	87.5%
NPLs	11.0%	NPLs	10.8%
SBC loans	1.5%	SBC loans	1.7%
No. of REO properties held-for-sale	31	No. of REO properties held-for-sale	31
Market Value of Other REO(5)	$8,035	Market Value of Other REO(5)	$6,611
Carrying value of debt securities and beneficial interests in trusts	$475,800	Carrying value of debt securities and beneficial interests in trusts	$494,361
Loans with 12 for 12 payments as an approximate percentage of acquisition UPB (6)	73.5%	Loans with 12 for 12 payments as an approximate percentage of acquisition UPB (6)	72.3%
Loans with 24 for 24 payments as an approximate percentage of acquisition UPB (7)	64.5%	Loans with 24 for 24 payments as an approximate percentage of acquisition UPB (7)	63.9%

(1)At March 31, 2022 and December 31, 2021, our loan portfolio consists of fixed rate (60.6% of UPB), ARM (7.4% of UPB) and Hybrid ARM (32.0% of UPB); and fixed rate (60.6% of UPB), ARM (7.5% of UPB) and Hybrid ARM (31.9% of UPB), respectively.
(2)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)As of the reporting date.
(4)UPB as of March 31, 2022 and December 31, 2021, divided by market value of collateral and weighted by the UPB of the loan.
(5)Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, broker price opinions ("BPOs"), or other market indicators of fair value including list price or contract price.
(6)Loans that have made at least 12 of the last 12 payments, or for which the full dollar amount to cover at least 12 payments has been made in the last 12 months.
(7)Loans that have made at least 24 of the last 24 payments, or for which the full dollar amount to cover at least 24 payments has been made in the last 24 months.

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of March 31, 2022 and December 31, 2021, respectively ($ in thousands):

Portfolio at March 31, 2022

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	635	3,218	1,870
UPB	$138,338	$712,990	$260,243
Percent of mortgage loan portfolio by year of origination	12.5%	64.1%	23.4%
Loan Attributes:
Weighted average loan age (months)	112.1	181.8	221.0
Weighted average loan-to-value	59.7%	64.8%	52.8%
Delinquency Performance:
Current	54.2%	55.8%	53.5%
30 days delinquent	7.6%	9.3%	8.7%
60 days delinquent	5.1%	5.5%	6.8%
90+ days delinquent	27.0%	23.2%	26.4%
Foreclosure	6.1%	6.2%	4.6%

Portfolio at December 31, 2021

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	638	3,258	1,868
UPB	$144,418	$727,856	$261,101
Percent of mortgage loan portfolio by year of origination	12.7%	64.2%	23.1%
Loan Attributes:
Weighted average loan age (months)	105.0	178.8	217.9
Weighted average loan-to-value	60.6%	67.1%	54.2%
Delinquency Performance:
Current	55.4%	55.3%	52.6%
30 days delinquent	7.4%	9.6%	9.2%
60 days delinquent	4.5%	5.1%	7.0%
90+ days delinquent	27.2%	23.7%	27.1%
Foreclosure	5.5%	6.3%	4.1%

	Years of Origination
Mortgage loans held-for-sale, net	After 2008	2006 – 2008	2005 and prior
Number of loans	25	82	70
UPB	$4,791	$17,464	$10,211
Percent of mortgage loan portfolio by year of origination	14.8%	53.8%	31.4%
Loan Attributes:
Weighted average loan age (months)	125.5	178.3	217.2
Weighted average loan-to-value	64.2%	83.6%	74.5%
Delinquency Performance:
Current	45.0%	44.0%	48.8%
30 days delinquent	5.5%	15.7%	12.0%
60 days delinquent	3.6%	8.4%	9.4%
90+ days delinquent	45.9%	24.0%	23.2%
Foreclosure	—%	7.9%	6.6%

Table 12: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at March 31, 2022 and December 31, 2021 ($ in thousands):

March 31, 2022						December 31, 2021
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	743	$241,975	21.8%	$535,704	24.6%	CA	774	$254,732	21.8%	$542,547	24.7%
FL	954	190,043	17.1%	358,205	16.5%	FL	998	197,755	17.0%	350,213	16.0%
NY	361	111,853	10.1%	206,048	9.5%	NY	370	115,297	10.0%	209,610	9.6%
NJ	304	69,610	6.3%	109,037	5.0%	NJ	311	72,179	6.3%	109,171	5.0%
MD	228	54,452	4.9%	85,759	3.9%	MD	240	57,412	4.9%	88,757	4.0%
VA	183	39,191	3.5%	67,703	3.1%	VA	186	39,780	3.4%	66,701	3.0%
TX	359	36,706	3.3%	89,187	4.1%	TX	372	37,838	3.2%	88,631	4.0%
GA	295	35,425	3.2%	75,915	3.5%	IL	218	37,505	3.2%	54,622	2.5%
IL	207	34,930	3.1%	51,683	2.4%	GA	301	36,733	3.2%	73,635	3.4%
MA	155	32,339	2.9%	66,696	3.1%	MA	163	34,322	2.9%	68,812	3.1%
NC	219	27,690	2.5%	57,105	2.6%	NC	227	32,371	2.8%	67,322	3.1%
AZ	111	21,918	2.0%	46,786	2.2%	AZ	119	23,270	2.0%	47,579	2.2%
PA	189	20,681	1.9%	34,661	1.6%	PA	193	21,302	1.8%	35,222	1.6%
WA	88	20,038	1.8%	48,204	2.2%	WA	91	20,578	1.8%	46,555	2.1%
SC	124	13,970	1.3%	25,921	1.2%	SC	127	14,381	1.2%	25,379	1.2%
NV	74	13,701	1.2%	30,680	1.4%	NV	75	13,992	1.2%	29,298	1.3%
CT	73	12,684	1.1%	20,651	1.0%	CT	75	12,980	1.1%	20,634	0.9%
OH	102	11,451	1.0%	18,811	0.9%	OR	63	12,275	1.1%	26,938	1.2%
OR	59	10,372	0.9%	24,618	1.1%	OH	106	12,109	1.0%	19,242	0.9%
TN	101	9,887	0.9%	22,319	1.0%	TN	108	10,884	0.9%	23,233	1.0%
IN	95	8,941	0.8%	16,633	0.8%	IN	99	9,414	0.8%	16,833	0.8%
MI	75	8,734	0.8%	17,515	0.8%	MI	80	9,331	0.8%	18,099	0.8%
CO	42	7,938	0.7%	21,583	1.0%	CO	43	8,127	0.7%	21,188	1.0%
LA	70	6,747	0.6%	11,644	0.5%	MO	61	6,957	0.6%	11,624	0.5%
UT	40	6,411	0.6%	18,531	0.9%	LA	71	6,885	0.6%	11,573	0.5%
MO	59	6,082	0.5%	10,661	0.5%	UT	39	6,156	0.5%	16,978	0.8%
MN	35	5,842	0.5%	10,381	0.5%	MN	35	5,881	0.5%	10,205	0.5%
WI	41	5,423	0.5%	8,408	0.4%	WI	44	5,771	0.5%	8,829	0.4%
DE	28	5,125	0.5%	7,511	0.3%	AL	49	5,613	0.5%	7,872	0.4%

March 31, 2022						December 31, 2021
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
DC	15	4,560	0.4%	8,406	0.4%	DE	30	5,416	0.5%	7,779	0.4%
AL	46	4,194	0.4%	6,464	0.3%	DC	16	5,039	0.4%	9,182	0.4%
HI	11	3,925	0.4%	7,415	0.3%	HI	11	3,941	0.3%	7,058	0.3%
NM	24	3,762	0.3%	6,333	0.3%	NM	24	3,784	0.3%	6,143	0.3%
KY	29	3,479	0.3%	5,937	0.3%	KY	29	3,504	0.3%	5,777	0.3%
RI	15	3,223	0.3%	5,317	0.2%	RI	15	3,236	0.3%	5,203	0.2%
NH	16	2,995	0.3%	5,614	0.3%	NH	16	3,006	0.3%	5,450	0.2%
MS	24	1,946	0.2%	3,257	0.1%	OK	22	2,104	0.2%	3,768	0.2%
OK	20	1,863	0.2%	3,565	0.2%	MS	25	2,025	0.2%	3,327	0.2%
ID	11	1,555	0.1%	4,096	0.2%	KS	22	1,593	0.1%	3,713	0.2%
KS	19	1,417	0.1%	3,472	0.2%	ID	11	1,569	0.1%	3,995	0.2%
ME	9	1,286	0.1%	2,216	0.1%	ME	9	1,296	0.1%	2,118	0.1%
WV	11	1,140	0.1%	1,920	0.1%	WV	13	1,283	0.1%	2,095	0.1%
IA	14	1,128	0.1%	1,867	0.1%	IA	14	1,137	0.1%	1,837	0.1%
MT	6	993	0.1%	2,054	0.1%	MT	6	1,003	0.1%	1,966	0.1%
PR	6	881	0.1%	922	—%	PR	6	884	0.1%	929	—%
AR	14	753	0.1%	1,499	0.1%	AR	15	863	0.1%	1,592	0.1%
SD	5	705	0.1%	1,574	0.1%	SD	5	713	0.1%	1,524	0.1%
VT	3	518	—%	511	—%	VT	3	520	—%	493	—%
NE	5	404	—%	925	—%	NE	5	408	—%	886	—%
ND	3	387	—%	578	—%	ND	3	388	—%	580	—%
WY	2	243	—%	295	—%	WY	2	244	—%	257	—%
AK	1	55	—%	162	—%	AK	1	55	—%	169	—%
	5,723	$1,111,571	100.0%	$2,172,959	100.0%		5,941	$1,165,841	100.0%	$2,193,143	100.0%

(1)As of the reporting date.

Liquidity and Capital Resources

Source and Uses of Cash

Our primary sources of cash have consisted of proceeds from our securities offerings, our secured borrowings, repurchase agreements, principal and interest payments on our loan portfolio, principal paydowns on securities, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include secured borrowings, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities). We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs. We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, dividend payments, and working capital, to the extent not funded by cash provided by operating activities. However, we expect market events, including inflation and the related Federal Reserve bank actions, may adversely impact our future operating cash flows due to the inability of some of our borrowers to make scheduled payments on time or at all, and through increased interest rates on secured borrowings and repurchase lines of credit. From time to time, we may invest with third parties and acquire interests in loans and other real estate assets through investments in joint ventures using special purpose entities that can result in investments at fair value and investments in beneficial interests, which are included on our consolidated balance sheet.

As of March 31, 2022 and December 31, 2021, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, and beneficial interests. We also held approximately $70.7 million of cash and cash equivalents, a decrease of $13.7 million from our balance of $84.4 million at December 31, 2021. Our average daily cash balance during the quarter was $73.6 million, a decrease of $5.7 million from our average daily cash balance of $79.3 million during the three months ended December 31, 2021.

Our collections of principal and interest payments on mortgages and securities, payoffs and proceeds and on the sale of our property held-for-sale were $85.3 million and $70.2 million for the three months ended March 31, 2022 and 2021, respectively.

Our operating cash outflows, including the effect of restricted cash, for the three months ended March 31, 2022 and 2021 were $9.2 million and $9.4 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $12.0 million and $12.6 million for the three months ended March 31, 2022 and 2021, respectively. Non-cash interest income accretion on our mortgage loans was $4.3 million and $5.9 million for the three months ended March 31, 2022 and 2021, respectively. Interest income on beneficial interests was $4.2 million and $3.6 million during the three months ended March 31, 2022 and 2021, respectively. Interest income on debt securities was $2.8 million and $2.5 million during the three months ended March 31, 2022 and 2021, respectively.

Though the ownership of mortgage loans and other real estate assets is our business, U.S. Generally Accepted Accounting Principles ("U.S. GAAP") requires that operating cash flows do not include the portion of principal payments that are allocable to the discount we recognize on our mortgage loans including proceeds from loans that pay in full or are liquidated in a short sale or third party sale at foreclosure or the proceeds on the sales of our property held-for-sale. These activities are all considered to be investing activities under U.S. GAAP, and the cash flows from these activities are included in the investing section of our consolidated statements of cash flows. The impact of the COVID-19 outbreak may put pressure on our cash flow from operations as we enter into loan modifications on certain of our loans permitting interest payments to be deferred.

For the three months ended March 31, 2022, our investing cash inflows of $69.0 million were driven by principal payments on and payoffs of our mortgage loan portfolio of $54.4 million, principal payments on and payoffs of our debt securities and beneficial interests of $21.2 million, partially offset by the purchase of additional shares of common stock in our Gaea affiliate of $6.1 million and of our acquisitions of mortgage loans of $0.9 million. For the three months ended March 31, 2021 our investing cash inflows of $22.9 million was primarily driven by principal payments on and payoffs of our mortgage loan portfolio of $43.6 million, principal payments on and payoffs on debt securities and beneficial interests held as investments of $12.9 million, partially offset by acquisitions of mortgage loans of $35.6 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the three months ended March 31, 2022, we had net financing cash outflows of $71.7 million primarily driven by pay downs of existing debt obligations of $39.4 million on secured borrowings and repayments of $29.5 million on repurchase transactions, partially offset by additional borrowing through repurchase transactions of $6.0 million. For the three months ended March 31, 2021, we had net cash inflows from financing activities of $16.9 million primarily driven by additional borrowing through secured debt of $391.0 million and repurchase transactions of $89.7 million, partially offset by pay downs of existing debt obligations of $225.2 million on secured borrowings and repayments of $205.7 million on repurchase transactions. Also, we purchased the remaining 37.0% ownership of the Class B notes and trust certificates of 2018-C for a total of $17.2 million. For the three months ended March 31, 2022 and 2021 we paid $8.9 million and $5.9 million, respectively, in combined dividends and distributions.

Financing Activities — Equity Offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases will depend on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of March 31, 2022 we held 157,776 shares of treasury stock consisting of 108,092 shares received through distributions of our shares previously held by our Manager and 49,684 shares acquired through open market purchases, of which 1,220 shares were acquired in the fourth quarter of 2021 under our approved stock buyback plan. As of March 31, 2021 we held 107,243 shares of treasury stock consisting of 58,779 shares received through distributions of our shares previously held by our Manager and 48,464 shares acquired through open market purchases in the fourth quarter of 2020 under our approved stock repurchase plan.

During 2020, we issued an aggregate of $130.0 million of preferred stock and warrants to institutional accredited investors in a series of private placements. We issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of our common stock at an exercise price of $10.00 per share. The preferred shares have a liquidation preference of $25.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to us at a specified put price on or after July 6, 2023. Under U.S. GAAP, we are required to allocate the proceeds between the Preferred stock and warrants. The allocation of the proceeds, net of all offering costs, resulted in the Preferred series A shares receiving an allocation of $51.1 million, the Preferred series B shares receiving an allocation of $64.0 million and the warrants an allocation of $9.5 million. We mark the obligation for the warrants and future put liability to market though earnings. We are using the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with our investment strategy.

During the three months ended March 31, 2022 and 2021, we did not sell any shares of common stock under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From our inception (January 30, 2014) to March 31, 2022, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See "Table 16: Investments in joint ventures"), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at March 31, 2022. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at March 31, 2022.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allows us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at March 31, 2022. Our rated secured borrowings are designated in the table below.

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

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at March 31, 2022 at their respective cutoff dates:

Table 13: Secured Borrowings

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

Convertible Senior Notes

During 2017 and 2018, we completed the public offer and sale of our notes (the “notes”) due 2024, in three separate offerings which form a single series of fungible securities. At both March 31, 2022 and December 31, 2021, the UPB of the debt was $104.6 million. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

During the first quarter of 2021 we completed a convertible note repurchase for aggregate principal amount of $2.5 million for a total purchase price of $2.4 million. There were no convertible note repurchases during the first quarter of 2022.

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

A summary of our outstanding repurchase transactions at March 31, 2022 and December 31, 2021 is as follows ($ in thousands):

Table 14: Repurchase Transactions by Maturity Date

			March 31, 2022
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
April 1, 2022	October 5, 2021	$28,482	$28,482	$34,299	120%	1.36%
April 12, 2022	January 12, 2022	4,739	4,739	5,928	125%	1.44%
April 14, 2022	January 14, 2022	4,356	4,356	5,397	124%	1.30%
April 19, 2022	October 22, 2021	7,909	7,909	9,279	117%	1.02%
April 19, 2022	October 22, 2021	6,215	6,215	7,276	117%	1.02%
April 19, 2022	October 22, 2021	5,090	5,090	6,063	119%	1.02%
April 20, 2022	March 23, 2022	8,068	8,068	10,604	131%	1.64%
April 20, 2022	March 23, 2022	7,997	7,997	10,455	131%	1.71%
April 20, 2022	March 17, 2022	5,320	5,320	10,455	197%	1.64%
April 20, 2022	March 23, 2022	2,824	2,824	4,050	143%	1.50%
April 28, 2022	January 28, 2022	8,263	8,263	10,273	124%	1.48%
April 28, 2022	January 28, 2022	7,489	7,489	9,342	125%	1.48%
May 6, 2022	February 7, 2022	4,970	4,970	6,399	129%	1.35%
May 6, 2022	February 7, 2022	1,721	1,721	2,184	127%	1.35%
May 11, 2022	February 11, 2022	4,025	4,025	5,796	144%	1.58%
May 11, 2022	February 11, 2022	3,016	3,016	4,428	147%	1.98%
May 11, 2022	February 11, 2022	2,160	2,160	3,090	143%	1.58%
May 11, 2022	February 11, 2022	1,834	1,834	2,640	144%	1.58%
May 11, 2022	February 11, 2022	1,606	1,606	2,287	142%	1.58%
May 11, 2022	February 11, 2022	1,522	1,522	2,178	143%	1.58%

			March 31, 2022
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
May 16, 2022	February 14, 2022	38,792	38,792	51,869	134%	1.43%
May 16, 2022	February 14, 2022	4,134	4,134	6,232	151%	1.68%
May 18, 2022	February 18, 2022	8,533	8,533	11,139	131%	1.69%
May 23, 2022	February 22, 2022	31,308	31,308	34,543	110%	0.97%
May 23, 2022	February 22, 2022	30,013	30,013	39,181	131%	1.57%
May 23, 2022	February 22, 2022	2,787	2,787	3,421	123%	1.27%
May 23, 2022	February 22, 2022	2,543	2,543	3,771	148%	1.87%
May 23, 2022	February 22, 2022	1,480	1,480	1,943	131%	1.47%
May 23, 2022	February 22, 2022	1,317	1,317	2,047	155%	1.87%
May 23, 2022	February 22, 2022	1,279	1,279	1,788	140%	1.72%
May 24, 2022	February 24, 2022	3,487	3,487	5,106	146%	2.09%
June 10, 2022	December 13, 2021	13,992	13,992	20,151	144%	1.49%
June 10, 2022	December 13, 2021	6,220	6,220	7,578	122%	1.29%
June 17, 2022	March 17, 2022	5,560	5,560	7,176	129%	2.12%
June 17, 2022	March 17, 2022	1,157	1,157	1,687	146%	2.52%
June 24, 2022	March 25, 2022	13,924	13,924	19,361	139%	2.17%
June 24, 2022	March 25, 2022	4,228	4,228	6,413	152%	2.57%
July 8, 2022	July 9, 2021	150,000	13,458	20,407	152%	2.95%
September 22, 2022	September 23, 2021	400,000	220,756	286,918	130%	2.64%
Totals/weighted averages		$838,360	$522,574	$683,154	131%	2.01%

			December 31, 2021
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
January 6, 2022	October 6, 2021	$6,567	$6,567	$8,450	129%	1.33%
January 12, 2022	October 12, 2021	4,978	4,978	6,304	127%	1.32%
January 13, 2022	December 15, 2021	2,850	2,850	4,050	142%	1.31%
January 14, 2022	October 15, 2021	4,992	4,992	5,808	116%	1.17%
January 20, 2022	October 20, 2021	9,667	9,667	11,550	119%	1.18%
January 27, 2022	December 27, 2021	2,206	2,206	2,824	128%	1.30%
January 28, 2022	October 29, 2021	9,115	9,115	11,244	123%	1.33%
January 28, 2022	October 29, 2021	8,508	8,508	10,538	124%	1.33%
February 11, 2022	November 12, 2021	3,094	3,094	4,428	143%	1.75%
February 11, 2022	November 16, 2021	4,060	4,060	5,796	143%	1.36%
February 11, 2022	November 16, 2021	2,166	2,166	3,090	143%	1.36%
February 11, 2022	November 16, 2021	1,850	1,850	2,640	143%	1.36%
February 11, 2022	November 16, 2021	1,670	1,670	2,287	137%	1.36%
February 11, 2022	November 16, 2021	1,526	1,526	2,178	143%	1.36%
February 18, 2022	November 19, 2021	9,275	9,275	11,954	129%	1.36%
February 24, 2022	November 24, 2021	3,538	3,538	5,106	144%	1.77%
March 8, 2022	December 8, 2021	5,363	5,363	6,970	130%	1.19%
March 8, 2022	December 8, 2021	1,955	1,955	2,496	128%	1.19%
March 16, 2022	December 16, 2021	40,956	40,956	54,424	133%	1.21%
March 16, 2022	December 16, 2021	4,258	4,258	6,232	146%	1.46%
March 17, 2022	December 17, 2021	6,425	6,425	8,093	126%	1.42%
March 17, 2022	December 17, 2021	5,904	5,904	7,573	128%	1.42%

			December 31, 2021
Maturity Date	Origination Date	Maximum Borrowing Capacity	Amount Outstanding	Amount of Collateral	Percentage of Collateral Coverage	Interest Rate
March 17, 2022	December 17, 2021	1,177	1,177	1,687	143%	1.82%
March 21, 2022	December 20, 2021	30,850	30,850	41,473	134%	1.26%
March 21, 2022	December 20, 2021	2,629	2,629	3,770	143%	1.56%
March 22, 2022	December 22, 2021	33,201	33,201	35,956	108%	0.66%
March 22, 2022	December 22, 2021	2,892	2,892	3,421	118%	0.96%
March 22, 2022	December 22, 2021	1,541	1,541	1,943	126%	1.16%
March 22, 2022	December 22, 2021	1,369	1,369	2,047	150%	1.56%
March 22, 2022	December 22, 2021	1,330	1,330	1,788	134%	1.41%
March 25, 2022	December 27, 2021	15,443	15,443	20,367	132%	1.41%
March 25, 2022	December 27, 2021	4,444	4,444	6,413	144%	1.81%
April 1, 2022	October 5, 2021	28,482	28,482	36,200	127%	1.36%
April 19, 2022	October 22, 2021	7,909	7,909	9,279	117%	1.02%
April 19, 2022	October 22, 2021	6,215	6,215	7,276	117%	1.02%
April 19, 2022	October 22, 2021	5,090	5,090	6,063	119%	1.02%
June 10, 2022	December 13, 2021	13,992	13,992	20,151	144%	1.49%
June 10, 2022	December 13, 2021	6,220	6,220	8,203	132%	1.29%
July 8, 2022	July 9, 2021	150,000	13,824	20,856	151%	2.60%
September 22, 2022	September 23, 2021	400,000	228,523	300,324	131%	2.36%
Totals/weighted averages		$853,707	$546,054	$711,252	130%	1.74%

As of March 31, 2022, we had $522.6 million outstanding under our repurchase transactions compared to $546.1 million as of December 31, 2021. The maximum month-end balance outstanding during the three months ended March 31, 2022 was $546.1 million, compared to a maximum month-end balance for the three months ended December 31, 2021, of $563.0 million. The following table presents certain details of our repurchase transactions for the three months ended March 31, 2022 and December 31, 2021 ($ in thousands):

Table 15: Repurchase Balances

	Three months ended
	March 31, 2022	December 31, 2021
Balance at the end of period	$522,574	$546,054
Maximum outstanding balance during the quarter	$546,054	$562,999
Average balance	$533,726	$436,643

The increase in our average balance from $436.6 million for the three months ended December 31, 2021 to our average balance of $533.7 million for the three months ended March 31, 2022 as a result of certain assets being on the repurchase line for the entire quarter.

As of March 31, 2022 and December 31, 2021, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability and our senior convertible notes.

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

On May 5, 2022, our Board of Directors declared a dividend of $0.26 per share, to be paid on May 31, 2022 to stockholders of record as of May 16, 2022. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock paid out of our taxable income plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock paid out of our taxable income, plus the increase in our book value, taken together exceeds 8% (on an annualized basis) of our stock’s book value at the end of the year. During the three months ended March 31, 2022 and 2021, we recorded incentive fees payable to the Manager of $0.1 million and zero, respectively. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 6.52% on an annualized basis of our book value of $15.95 per share at March 31, 2022. If our taxable income increases, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related party transactions.

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

A summary of our investments in joint ventures is presented below ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	—%	$—	$—
	Trust certificates	$22,759	—%	9.36%	$2,130	$98

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	—%	$—	$—
	Trust certificates	$28,447	—%	20.00%	$5,689	$2,553

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$10,604
	Trust certificates	$20,166	—%	20.00%	$4,033	$3,915

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	—%	$—	$—
	Class B notes due 2058	$8,035	5.25%	—%	$—	$—
	Trust certificates	$20,662	—%	20.00%	$4,132	$902

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	—%	$—	$—
	Class B notes due 2058	$16,800	5.25%	—%	$—	$—
	Trust certificates	$43,201	—%	20.00%	$8,640	$3,995

Ajax Mortgage Loan Trust 2018-G/ December 2018	Class A notes due 2057	$173,562	4.38%	25.00%	$43,390	$17,310
	Class B notes due 2057	$16,199	5.25%	25.00%	$4,050	$4,050
	Trust certificates	$41,655	—%	25.00%	$10,414	$10,585

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$9,342
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$2,388
	Trust certificates	$30,672	—%	20.00%	$6,134	$6,137

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$10,273
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$2,287
	Trust certificates	$39,198	—%	15.00%	$5,880	$5,976

Ajax Mortgage Loan Trust 2019-E/ September 2019	Class A notes due 2059	$181,101	3.00%	6.55%	$11,862	$5,397
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—%	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$5,928
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640
	Trust certificates	$33,941	—%	20.00%	$6,788	$6,820

Ajax Mortgage Loan Trust 2019-H/ December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$7,176
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,375

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$34,299
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,428
	Trust certificates	$59,852	—%	20.00%	$11,970	$11,934

Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%	10.01%	$33,970	$2,184

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained
	Class B notes due 2060	$21,754	5.00%		10.01%	$2,178		$2,178
	Trust certificates	$73,964	—%		10.01%	$7,404		$7,393

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%		10.01%	$33,105		$6,399
	Class B notes due 2060	$30,867	5.00%		10.01%	$3,090		$3,090
	Trust certificates	$79,373	—%		10.01%	$7,945		$7,934

Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%	$9,753		$7,579
	Class B notes due 2061	$18,170	3.72%		31.90%	$5,796		$5,796
	Trust certificates	$46,722	—%		31.90%	$14,904		$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%	$13,288		$11,139
	Class B notes due 2060	$25,529	4.00%		20.00%	$5,106		$5,106
	Trust certificates	$38,293	—%		20.00%	$7,659		$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(3)	10.01%	$43,119		$37,963
	Class M notes due 2060(2)	$19,415	2.94%		10.01%	$1,943		$1,943
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%	$3,835		$3,835
	Class B-3 notes due 2060	$29,253	3.73%		19.57%	$5,725		$5,726
	Trust certificates	$518,357	—%		19.57%	$101,471	(4)	$3,894

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		12.60%	$59,986		$51,868
	Class B notes due 2061	$49,463	3.75%		12.60%	$6,232		$6,232
	Trust certificates	$92,743	—%		12.60%	$11,686		$11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%	$23,056		$19,361
	Class B notes due 2061	$32,995	3.75%		20.00%	$6,599		$6,413
	Trust certificates	$61,864	—%		20.00%	$12,373		$11,630

2021-NPL 1/ November 2021	Class A notes due 2051	$253,970	2.00%		16.33%	$41,482		$39,181
	Class B notes due 2051	$23,088	4.63%		16.33%	$3,771		$3,771

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
	Trust Certificates	$52,773	—%	16.33%	$8,620	$8,575

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

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At March 31, 2022 and December 31, 2021, our repurchase obligations totaled $522.6 million and $546.1 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above.)

Our convertible senior notes had outstanding principal balances of $104.6 million at both March 31, 2022 and December 31, 2021. The notes will mature on April 30, 2024 unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. (See “Convertible Senior Notes” above.)

Our accrued interest expense associated with our repurchase obligations at March 31, 2022 and December 31, 2021, was $3.4 million and $4.9 million, respectively, and the accrued interest on our convertible senior notes at March 31, 2022 and December 31, 2021, was $17.4 million and $19.3 million, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of a financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest and we concurrently receive back our pledged collateral from the lender. Interest expense on our convertible senior notes is paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

We have two series of five-year warrants outstanding which allow the holders to purchase an aggregate of 6,500,000 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants back to us at a specified put price on or after July 6, 2023. We believe the most economically beneficial result for the holders will be to exercise the put, which we expect to settle for $50.7 million.

Our secured borrowings are not included under our contractual obligations as such borrowings are non-recourse to us and principal and interest are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Subsequent Events

On April 14, 2022, with an accredited institutional investor we refinanced our 2018-D and -G joint ventures into 2022-A and retained $47.7 million of varying classes of agency rated securities and equity. We acquired 23.28% of the securities and trust certificates from the trust. 2022-A acquired 811 RPLs and NPLs with UPB of $215.5 million and an aggregate property value of $518.8 million. The AAA through A rated securities represent 71.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. This is the first fully rated securitization structure to include a substantial amount of NPLs. Approximately 33.90% of loan UPB in 2022-A was 60 days or more delinquent. Based on the structure of the transaction we will not consolidate 2022-A under U.S. GAAP. Our percentage ownership in 2022-A is approximately the same as our combined prior investments in 2018-D and -G.

On April 19, 2022, we completed a repurchase of $0.1 million aggregate principal of our senior convertible notes for a total purchase price of $0.1 million.

On May 5, 2022, our Board of Directors declared a cash dividend of $0.26 per share to be paid on May 31, 2022 to stockholders of record as of May 16, 2022.

Since quarter end, we have acquired two residential RPLs in two transactions from two different sellers with aggregate UPB of $0.2 million, and one NPL in one transaction from a single seller, with UPB of $0.2 million. The purchase price of the RPLs was 93.1% of UPB and 44.3% of the estimated market value of the underlying collateral of $0.4 million. The purchase price of the NPL was 94.0% of UPB and 46.2% of the estimated market value of the underlying collateral of $0.3 million.

We have agreed to acquire, subject to due diligence, 26 residential RPLs in seven transactions, and 27 NPLs in one transaction, with aggregate UPB of $6.7 million and $3.9 million, respectively. The purchase price of the residential RPLs is 97.2% of UPB and 42.6% of the estimated market value of the underlying collateral of $15.3 million. The purchase price of the NPLs is 102.0% of UPB and 46.3% of the estimated market value of the underlying collateral of $8.6 million.

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

Interest Rate Risk

We expect to continue to securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. We expect to continue to utilize repurchase lines of credit as an interim financing tool until we have sufficient volume to execute a secured borrowing. Increases in interest rates will increase our cost of funds for new secured borrowings and our cost of funds on repurchase lines of credit on the repurchase reset date. Changes in interest rates may affect the fair value of the mortgage loans and real estate underlying our portfolios as well as our financing interest rate expense. Additionally, rises in interest rates may result in a lower refinance volume of our portfolio.

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

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of the mortgage loans we own as well as the mortgage loans underlying our retained MBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Changes in prepayment rates will have varying effects on the different types of assets in our portfolio. We attempt to take these effects into account. We will generally purchase RPLs and NPLs at discounts from UPB and underlying property values. An increase in prepayments would accelerate the repayment of the discount and lead to increased yield on our assets while also causing re-investment risk that we can find additional assets with the same interest and return levels. A decrease in prepayments would likely have the opposite effects. We currently expect the pace of loan prepayments to slow due to rising interest rates.

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

Inflation

Virtually all of our assets and liabilities are interest-rate sensitive in nature. Recent and expected rate increases by the Federal Reserve Bank to mitigate inflation are expected to increase our cost of funds. Additionally, inflation that outpaces wage increases could drive a decrease in disposable household income and increase the credit risk of certain borrowers.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from these previously disclosed risk factors.

Item 2. Unregistered Sales of Securities

Unregistered Sales of Equity Securities

On March 7, 2022 we issued 39,558 shares of our common stock to the Manager in payment of the stock-based portion of the management fee due for the first quarter of 2022 in a private transaction. The management fee expense associated with these shares was recorded as an expense in the fourth quarter of 2021. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On March 7, 2022 we issued each of our five independent directors 694 shares of common stock in partial payment of their quarterly director fees for the fourth quarter of 2021. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: May 6, 2022	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)