Form 10-Q
period 2022-06-30
Great Ajax Corp.
filed 2022-08-05
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

As of August 3, 2022, 22,733,238 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$51,572	$84,426
Cash held in trust	4,719	3,100
Mortgage loans held-for-sale, net	—	29,572
Mortgage loans held-for-investment, net (1,2)	1,023,614	1,080,434
Real estate owned properties, net(3)	7,434	6,063
Investments in securities at fair value(4)	315,452	355,178
Investments in beneficial interests(5)	125,960	139,588
Receivable from servicer	11,621	20,899
Investments in affiliates	31,760	27,020
Prepaid expenses and other assets	12,703	13,400
Total assets	$1,584,835	$1,759,680
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,6)	$504,027	$575,563
Borrowings under repurchase transactions	509,512	546,054
Convertible senior notes, net(6)	103,866	102,845
Management fee payable	2,217	2,279
Put option liability	24,834	23,667
Accrued expenses and other liabilities	4,587	8,799
Total liabilities	1,149,043	1,259,207
Commitments and contingencies – see Note 8
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 1,538,881 shares issued and outstanding at June 30, 2022 and 2,307,400 shares issued and outstanding at December 31, 2021	34,080	51,100
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 2,661,119 shares issued and outstanding at June 30, 2022 and 2,892,600 shares issues and outstanding at December 31, 2021	58,919	64,044
Common stock $0.01 par value; 125,000,000 shares authorized, 22,726,572 shares issued and outstanding at June 30, 2022 and 23,146,775 shares issued and outstanding at December 31, 2021	234	233
Additional paid-in capital	316,758	316,162
Treasury stock	(6,577)	(1,691)
Retained earnings	48,800	66,427
Accumulated other comprehensive (loss)/income	(18,696)	1,020
Equity attributable to stockholders	433,518	497,295
Non-controlling interests(7)	2,274	3,178
Total equity	435,792	500,473
Total liabilities and equity	$1,584,835	$1,759,680

The accompanying notes are an integral part of the consolidated financial statements.

(1)Mortgage loans held-for-investment, net include $701.4 million and $756.8 million of loans at June 30, 2022 and December 31, 2021, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $9.1 million and $7.1 million of allowance for expected credit losses at June 30, 2022 and December 31, 2021, respectively.
(2)As of June 30, 2022 and December 31, 2021, balances for Mortgage loans held-for-investment, net include $0.9 million and $1.4 million, respectively, from a 50.0% owned joint venture, which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP").
(3)Real estate owned properties, net, are presented net of valuation allowances of $0.5 million at both June 30, 2022 and December 31, 2021.
(4)As of June 30, 2022, Investments in securities at fair value include an amortized cost basis of $334.1 million and a net unrealized loss of $18.7 million. As of December 31, 2021, Investments in securities at fair value include an amortized cost basis of $354.2 million and net unrealized gains $1.0 million.
(5)Investments in beneficial interests includes allowance for expected credit losses of zero and $0.6 million at June 30, 2022 and December 31, 2021, respectively.
(6)Secured borrowings, net are presented net of deferred issuance costs of $5.7 million at June 30, 2022 and $7.3 million at December 31, 2021. Convertible senior notes, net are presented net of deferred issuance costs of $0.7 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively.
(7)As of June 30, 2022 non-controlling interests includes $1.1 million from a 50.0% owned joint venture, $1.1 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary. As of December 31, 2021 non-controlling interests includes $1.8 million from a 50.0% owned joint venture, $1.3 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
($ in thousands except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
INCOME
Interest income	$20,900	$23,048	$44,112	$47,083
Interest expense	(9,175)	(8,830)	(17,781)	(19,134)
Net interest income	11,725	14,218	26,331	27,949
Net decrease in the net present value of expected credit losses(1)	961	4,733	4,939	10,249
Net interest income after the impact of changes in the net present value of expected credit losses	12,686	18,951	31,270	38,198
(Loss)/income from investments in affiliates	(355)	357	(418)	520
Other (loss)/income	(3,563)	486	(7,113)	842
Total revenue, net	8,768	19,794	23,739	39,560
EXPENSE
Related party expense – loan servicing fees	2,006	1,699	4,097	3,532
Related party expense – management fee	2,363	2,270	4,656	4,543
Professional fees	419	763	764	1,403
Real estate operating expenses	(33)	88	152	273
Fair value adjustment on put option liability	3,595	2,201	6,795	4,145
Other expense	1,668	1,375	2,922	2,679
Total expense	10,018	8,396	19,386	16,575
Acceleration of put option settlement	3,531	—	3,531	—
Loss on debt extinguishment	—	161	—	1,072
(Loss)/income before provision for income taxes	(4,781)	11,237	822	21,913
Provision for income taxes (benefit)	—	67	(28)	101
Consolidated net (loss)/income	(4,781)	11,170	850	21,812
Less: consolidated net income/(loss) attributable to the non-controlling interest	16	(1,158)	112	531
Consolidated net (loss)/income attributable to Company	(4,797)	12,328	738	21,281
Less: dividends on preferred stock	1,925	1,950	3,874	3,899
Less: discount on retirement of preferred stock	2,459	—	2,459	—
Consolidated net (loss)/income attributable to common stockholders	$(9,181)	$10,378	$(5,595)	$17,382
Basic (loss)/earnings per common share	$(0.40)	$0.45	$(0.24)	$0.76
Diluted (loss)/earnings per common share	$(0.40)	$0.42	$(0.24)	$0.72
Weighted average shares – basic	22,754,553	22,825,804	22,837,971	22,821,416
Weighted average shares – diluted	22,754,553	30,198,696	23,106,061	30,341,638

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three and six months ended June 30, 2022 and June 30, 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Consolidated net (loss)/income attributable to common stockholders	$(9,181)	$10,378	$(5,595)	$17,382
Other comprehensive (loss)/income:
Net unrealized (loss)/income on investments in available-for-sale debt securities	(9,938)	(30)	(19,716)	1,276
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive (loss)/income	$(19,119)	$10,348	$(25,311)	$18,658

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
($ in thousands)	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$850	$21,812
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	1,108	668
Discount accretion on mortgage loans	(7,842)	(10,588)
Interest and discount accretion on investment in debt securities	(5,558)	(5,074)
Discount accretion on investment in beneficial interests	(6,661)	(8,213)
Gain on sale of mortgage loans	—	(122)
Loss on debt extinguishment	—	1,072
Gain on sale of real estate owned properties	(2)	(197)
Impairment of real estate owned	100	248
Lower of cost or market adjustment on mortgage loans	1,844	—
Credit loss expense on mortgage loans and beneficial interests	277	948
Net decrease in the net present value of expected credit losses(1)	(4,939)	(10,249)
Loss on joint venture refinancing on beneficial interests	6,194	—
Amortization of debt discount and prepaid financing costs	1,984	3,285
Undistributed loss/(income) from investment in affiliates	418	(520)
Fair value adjustment on put option liability	6,795	4,145
Preferred stock non-cash	(108)	—
Acceleration of put option settlement	3,531	—
Other non-cash charges	—	13
Net change in operating assets and liabilities
Prepaid expenses and other assets	697	(12,052)
Receivable from Servicer	9,293	(8,152)
Accrued expenses, management fee payable, and other liabilities	(3,882)	52
Net cash from operating activities	4,099	(22,924)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(2,174)	(40,410)
Principal paydowns on mortgage loans	97,122	102,178
Draws on small balance commercial loans	—	(7,344)
Proceeds from sale of mortgage loans	—	125,975
Proceeds from refinancing and sale of securities	82,922	20,612
Purchase of securities	(84,492)	(231,555)
Principal and interest collection on debt securities	41,091	35,533
Proceeds from sale of property held-for-sale	765	4,975
Investment in equity method investments	(6,090)	—
Distribution from affiliates	699	961
Net cash from investing activities	129,843	10,925
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	96,776	243,631
Repayments on repurchase transactions	(133,318)	(270,377)

The accompanying notes are an integral part of the consolidated interim financial statements.

Proceeds from origination of secured borrowings	—	391,028
Repayments on secured borrowings	(73,134)	(312,506)
Payment of prepaid financing costs	—	(7,303)
Purchase of bonds of non-controlling interest in subsidiaries	—	(5,887)
Repurchase of the Company's senior convertible notes	(75)	(7,463)
Repurchase of preferred stock and warrants	(34,051)	—
Repurchase of common stock	(4,653)	—
Sale of common stock pursuant to dividend reinvestment plan	200	95
Acquisition of non-controlling interest in subsidiary	—	(25,856)
Distribution to non-controlling interests	(1,016)	(253)
Dividends paid on common stock and preferred stock	(15,906)	(12,125)
Net cash from financing activities	(165,177)	(7,016)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND CASH HELD IN TRUST	(31,235)	(19,015)
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, beginning of period	87,526	107,335
CASH, CASH EQUIVALENTS AND CASH HELD IN TRUST, end of period	$56,291	$88,320
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,867	$14,923
Cash paid for income taxes	$—	$57
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net transfer of loans to rental property or property held-for-sale	$2,233	$1,274
Issuance of common stock for management fee and compensation expense	$1,108	$668
Treasury stock received through distributions from investment in Manager	$232	$246
Non-cash adjustments to basis in mortgage loans	$18	$3,193
Other non-cash loan charges	$(4)	$7
Unrealized (loss)/gain on available for sale securities, net of non-controlling interest and tax	$(19,716)	$1,276
Net transfer of loans (to)/from mortgage held-for-investment, net (from)/to mortgage loans held-for-sale, net	$(29,572)	$128,770

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the six months ended June 30, 2022 and June 30, 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statements of cash flows as of June 30, 2022 and June 30, 2021 ($ in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$51,572	$88,134
Cash held in trust	4,719	186
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$56,291	$88,320

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at six months ended June 30, 2021
Balance at December 31, 2020	2,307,400	$51,100	2,892,600	$64,044	22,978,339	$231	$(1,159)	$317,424	$53,346	$375	$485,361	$29,130	$514,491
Net income	—	—	—	—	—	—	—	—	8,953	—	8,953	1,689	10,642
Issuance of shares under dividend reinvestment plan	—	—	—	—	4,228	—	—	47	—	—	47	—	47
Acquisition of non-controlling interest in subsidiary	—	—	—	—	—	—	—	(3,056)	—	—	(3,056)	(8,306)	(11,362)
Stock-based compensation expense	—	—	—	—	6,280	—	—	294	—	—	294	—	294
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,799)	—	(5,799)	(84)	(5,883)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,306	1,306	—	1,306
Balance at March 31, 2021	2,307,400	$51,100	2,892,600	$64,044	22,988,847	$231	$(1,159)	$314,709	$56,500	$1,681	$487,106	$22,429	$509,535
Net income	—	—	—	—	—	—	—	—	12,328	—	12,328	(1,158)	11,170
Issuance of shares under dividend reinvestment plan	—	—	—	—	3,820	—	—	48	—	—	48	—	48
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(16,864)	(16,864)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Stock-based compensation expense	—	—	—	—	19,945	—	—	374	—	—	374	—	374
Dividends declared ($0.19 per share) and distributions	—	—	—	—	—	—	—	—	(6,326)	—	(6,326)	(169)	(6,495)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(30)	(30)	—	(30)
Treasury stock	—	—	—	—	(19,366)	—	(246)	—	—	—	(246)	—	(246)
Balance at June 30, 2021	2,307,400	$51,100	2,892,600	$64,044	22,993,246	$231	$(1,405)	$315,131	$62,502	$1,651	$493,254	$4,238	$497,492

Balance at six months ended June 30, 2022
Balance at December 31, 2021	2,307,400	$51,100	2,892,600	$64,044	23,146,775	$233	$(1,691)	$316,162	$66,427	$1,020	$497,295	$3,178	$500,473
Net income	—	—	—	—	—	—	—	—	5,535	—	5,535	96	5,631
Issuance of shares under dividend reinvestment plan	—	—	—	—	9,739	—	—	115	—	—	115	—	115
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(819)	(819)
Stock-based management fee expense	—	—	—	—	39,558	1	—	436	—	—	437	—	437
Stock-based compensation expense	—	—	—	—	8,900	—	—	324	—	—	324	—	324
Dividends declared ($0.26 per share) and distributions	—	—	—	—	—	—	—	—	(7,966)	—	(7,966)	(90)	(8,056)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,778)	(9,778)	—	(9,778)
Reclass of conversion premium - convertible notes	—	—	—	—	—	—	—	(711)	—	—	(711)	—	(711)
Treasury stock	—	—	—	—	(10,406)	—	(117)	—	—	—	(117)	—	(117)
Balance at March 31, 2022	2,307,400	$51,100	2,892,600	$64,044	23,194,566	$234	$(1,808)	$316,326	$63,996	$(8,758)	$485,134	$2,365	$487,499
Net loss	—	—	—	—	—	—	—	—	(4,797)	—	(4,797)	16	(4,781)
Issuance of shares under dividend reinvestment plan	—	—	—	—	8,100	—	—	85	—	—	85	—	85
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Stock-based compensation expense	—	—	—	—	11,597	—	—	347	—	—	347	—	347
Dividends declared ($0.26 per share) and distributions	—	—	—	—	—	—	—	—	(7,940)	—	(7,940)	(93)	(8,033)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,938)	(9,938)	—	(9,938)
Repurchase of preferred stock	(768,519)	(17,020)	(231,481)	(5,125)	—	—	—	—	(2,459)	—	(24,604)	—	(24,604)
Treasury stock	—	—	—	—	(487,691)	—	(4,769)	—	—	—	(4,769)	—	(4,769)
Balance at June 30, 2022	1,538,881	$34,080	2,661,119	$58,919	22,726,572	$234	$(6,577)	$316,758	$48,800	$(18,696)	$433,518	$2,274	$435,792

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company facilitates capital raising activities and operates as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions (i) of re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) non-performing loans ("NPLs"), which are residential mortgage loans on which the most recent three payments have not been made. The Company may acquire RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures are structured as securitization trusts, of which the Company acquires debt securities and beneficial interests. The Company may also acquire or originate small balance commercial loans (“SBC loans”). The SBC loans that the Company opportunistically targets generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, the Company invests in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 8.0% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Operating Partnership, through interests in certain entities, as of June 30, 2022, held 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of June 30, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). The Company has securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE, and the Company has determined that it is the primary beneficiary of this VIEs.

In 2018, the Company formed Gaea Real Estate Corp. ("Gaea"), as a wholly-owned subsidiary of the Operating Partnership that invests in multifamily properties with a focus on property appreciation and triple net lease veterinary clinics. The Company elected to treat Gaea as a TRS under the Code in 2018 and elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, the Company formed Gaea Real Estate Operating Partnership LP, a wholly-owned subsidiary of Gaea, to hold investments in commercial real estate assets, and Gaea Real Estate Operating LLC, to act as its general partner. The Company also formed Gaea Veterinary Holdings LLC, BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE Holdings LLC as subsidiaries of Gaea Real Estate Operating Partnership.
The accompanying notes are an integral part of the consolidated interim financial statements.

In 2019, the Company formed DG Brooklyn Holdings LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties.

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At June 30, 2022 the Company owned approximately 22.2% of Gaea. The Company accounts for its investment in Gaea under the equity method.

Basis of Presentation and Use of Estimates

The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 4, 2022.

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

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company at both June 30, 2022 and December 31, 2021. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings is 99.9% owned by the Company as of June 30, 2022 and December 31, 2021. Similarly, as of June 30, 2022 and December 31, 2021, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E, which is a REMIC. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

During the second quarter of 2021, the majority of loans held by 2017-D were sold into Ajax Mortgage Loan Trust 2021-C ("2021-C"), a related party joint venture with third party institutional investors. The Company held a 50.0% ownership of the remaining loans held by 2017-D at both June 30, 2022 and December 31, 2021.

During the first quarter of 2021, the Company acquired the outstanding non-controlling ownership interest in Ajax Mortgage Loan Trust 2018-C ("2018-C"), a subsidiary that had been 63.0% owned by the Company with its results included in the Company's consolidated financial statements. As a result, at both June 30, 2022 and December 31, 2021, there were no non-controlling ownership interests in 2018-C held by third parties.

The Company’s 19.8% ownership of the Manager and 8.0% ownership of GAFS are accounted for using the equity method because the Company can exercise influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in either the Manager or GAFS.

In the fourth quarter of 2021, the Company acquired the remaining outstanding 66.0% of the Class B notes and trust certificates in Ajax Mortgage Loan Trust 2019-C ("2019-C") from its joint venture partner and retired the outstanding $95.2 million liability for the senior bond which carried an interest rate higher than the Company's current borrowing rate at that time. As a result the Company now owns a 100.0% interest in the loans that were formerly in 2019-C.

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

The Company’s accounting for PCD loans gives rise to an accretable yield and an allowance for expected credit losses. Upon the acquisition of PCD loans the Company records the acquisition as three separate elements for (i) the amount of purchase discount which the Company expects to recover through eventual repayment by the borrower, (ii) an allowance for future expected credit loss and (iii) the unpaid principal balance (“UPB”) of the loan. The purchase price discount which the Company expects at the time of acquisition to collect over the life of the loans is the accretable yield. Expected cash flows from acquired loans include all cash flows directly related to the loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as interest income on a prospective level yield basis over the life of the pool. The Company’s expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. The net present value of changes in expected cash flows as compared to contractual amounts due, whether caused by timing or loan performance, is reported in the period in which it arises and is reflected as an increase or decrease in the provision for expected credit losses to the extent a provision for expected credit losses is recorded against the pool of mortgage loans. If no provision for expected credit losses is recorded against the pool of assets, the increase in expected future cash flows is recognized prospectively as an increase in yield.

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

Non-PCD Loans

While the Company generally acquires loans that have experienced deterioration in credit quality, it may acquire loans that have not experienced a deterioration in credit quality and originates SBC loans.

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

Investments in Beneficial Interests

The Company’s investments in beneficial interests consist of the residual investment in the securitization trusts which the Company forms with third party institutional accredited investors. The Company carries its investments in beneficial interests at amortized cost. The accounting methodology used is similar to that described in "Mortgage Loans" except that the Company only recognizes its ratable share of gain, loss, income or expense based on its percentage ownership interest.

Real Estate

The Company generally acquires real estate properties through one of three instances, either directly through purchases, when it forecloses on a borrower and takes title to the underlying property, or when the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through foreclosure by the Company. Property that the Company expects to actively market for sale is classified as held-for-sale. Property held-for-sale is carried at the lower of its acquisition basis or net realizable value (fair market value less expected selling costs, and any additional costs necessary to prepare the property for sale). Fair market value is determined based on broker price opinions (“BPOs”), appraisals, or other market indicators of fair value including list price or contract price, if listed or under contract for sale at the balance sheet date. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income through real estate operating expenses. No depreciation or amortization expense is recognized on properties held-for-sale. Holding costs are generally incurred by the Servicer and are subtracted from the Servicer’s remittance of sale proceeds upon ultimate disposition of properties held-for-sale.

Rental property is property not held-for-sale. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets of up to 27.5 years. The Company performs an impairment analysis for rental property using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired.

Preferred Stock

During the three months ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock. The shares have a liquidation preference of $25.00 per share.

The accompanying notes are an integral part of the consolidated interim financial statements.

During the three months ended June 30, 2022, the Company completed a series of preferred share repurchases. The Company repurchased and retired 768,519 shares of its 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 231,481 shares of its 5.00% Series B Fixed-to-Floating Rate Preferred Stock.

Put Option Liability

As part of the Company’s capital raise transactions during the three months ended June 30, 2020, the Company issued two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share.

The warrants include a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability in the Company's consolidated balance sheets with an original basis of $9.5 million, reduced to $7.7 million subsequent to the Company's repurchase and retirement of 1,250,000 of the outstanding warrants in the three months ended June 30, 2022. The Company is accreting the amount of the liability under the effective interest method to its expected future put value and marks the obligation to market through earnings at each balance sheet date. The Company determines the fair value using a discounted cash flow method. The future put obligation was reduced to $41.5 million from $50.7 million after the repurchase of the 1,250,000 warrants during the three months ended June 30, 2022.

Secured Borrowings

The Company, through securitization trusts which are VIEs, issues callable debt secured by its mortgage loans in the ordinary course of business. The secured borrowings facilitated by the trusts are structured as debt financings, and the mortgage loans used as collateral remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts. These secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest expense on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are carried on the Company’s consolidated balance sheets as a deduction from Secured borrowings, and are amortized to interest expense on an effective yield basis based on the underlying cash flow of the mortgage loans serving as collateral. The Company's unrated deals have a call provision and the Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization. See Note 8 — Commitments and Contingencies.

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

Convertible Senior Notes

During 2017 and 2018, the Company completed the public offer and sale of its convertible senior notes (the "notes") due 2024. At June 30, 2022 and December 31, 2021, the UPB of the debt was $104.5 million and $104.6 million, respectively. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents

The accompanying notes are an integral part of the consolidated interim financial statements.

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

During the three months ended March 31, 2022, the Company adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) by recording a reduction in its additional paid-in capital account of $0.7 million and a corresponding increase in the carrying value of its Convertible senior notes of $0.7 million, representing the carrying value of the conversion feature associated with the notes. See — Recently Adopted Accounting Standards, below.

During the second quarter of 2022, the Company completed a repurchase of $0.1 million aggregate principal of its convertible senior notes for a total purchase price of $0.1 million. The carrying amount of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the second quarter of 2022 was zero. There were no convertible note repurchases during the first quarter of 2022. During the first and second quarters of 2021, the Company completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million and $5.0 million, respectively, for total purchase prices of $2.4 million and $5.1 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarters of 2021 were both zero.

Management Fee and Expense Reimbursement

The Company is a party to the Third Amended and Restated Management Agreement with the Manager (the "Management Agreement") by and between the Company and the Manager, dated as of April 28, 2020, expiring on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, the Manager provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

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

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based awards, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 60,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors. The Company may also periodically issue additional restricted stock awards to its independent directors under the Director Plan. In addition, through December 31, 2021, each of the Company’s independent directors received an annual fee of $100,000, payable quarterly, 40% in shares of the Company's common stock and 60% in cash. The annual fee was increased to $140,000, 50% of which is payable in shares of the Company’s common stock and 50% in cash, effective as of January 1, 2022. The committee heads also receive annual fees for their services. Through December 31, 2021, the heads of the Compensation and Corporate Governance committees each received an annual fee of $10,000, payable quarterly, 100% in cash. The annual fee was increased to $15,000, 100% payable in cash, effective as of January 1, 2022. Through December 31, 2021, the head of the audit committee received an annual fee of $15,000, payable quarterly, 100% in cash. The annual fee was increased to $20,000, 100% payable in cash, effective as of January 1, 2022. Stock-based expense for the directors’ annual fee and the committee heads' annual fee is expensed as earned, in equal quarterly amounts during the year, and accrued at quarter end.

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

The Company's investments in beneficial interests represent the residual investment in securitization trusts the Company forms with joint venture partners. The Company relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on its investments in beneficial interests.

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

The fair value of the Company's put option liability is adjusted to approximate market value through earnings. The put obligation is a fixed amount that may be settled in cash or shares of the Company’s common stock at the option of the Company. Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis, adjusted for subsequent repurchases, of $7.7 million to the future put obligation of $41.5 million over the 39-month term of the put option liability. The fair value of the Company's put option liability is measured quarterly with adjustments posted to the Company's consolidated statements of income.
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

Recently Issued Accounting Standards

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors, and require that an entity disclose current period gross write offs by year of origination for financing receivables and net investments in leases within the scope of subtopic 326-20. This guidance is effective for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this update also require the additional disclosures for equity securities subject to contractual sale restrictions. This guidance is effective for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022		December 31, 2021
Loan portfolio basis by asset type	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Residential RPLs	$896,588	$—	$941,565	$29,572
Residential NPLs	111,770	—	119,520	—
SBC loans	15,256	—	19,349	—
Total	$1,023,614	$—	$1,080,434	$29,572

Included on the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021 are approximately $1.0 billion and $1.1 billion, respectively, of RPLs, NPLs, and SBC loans that are held-for-investment and approximately zero and $29.6 million, respectively, of RPLs held-for-sale. At March 31, 2022 the Company reclassified $29.6 million of Mortgage loans held-for-sale to the Mortgage loans held-for-investment line in its consolidated balance sheet as it no longer intends to sell these loans.

The accompanying notes are an integral part of the consolidated interim financial statements.

The categorization of RPLs, NPLs and SBC loans is determined at acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income as well as credit and non-credit discount, less principal and interest cash flows received. The carrying values at June 30, 2022 and December 31, 2021, for the Company's loans in the table above are presented net of a cumulative allowance for expected credit losses of $9.1 million and $7.1 million, respectively, reflected in the appropriate lines in the table by loan type. For the three and six months ended June 30, 2022, the Company recognized $1.4 million and $5.0 million, respectively, of revenue due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows. Comparatively, for the three and six months ended June 30, 2021, the Company recognized $2.7 million and $8.2 million, respectively, of revenue due to a net decrease in expected credit losses resulting from increases in the present value of expected cash flows. For the three and six months ended June 30, 2022, the Company accreted $16.8 million and $36.6 million, respectively, net of the impact of net changes in expected credit losses into interest income with respect to its RPL, NPL and SBC loans. Comparatively, for the three and six months ended June 30, 2021, the Company accreted $18.5 million and $42.1 million, respectively, net of impact of net changes in expected credit losses into interest income with respect to its RPL, NPL and SBC loans.

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

During both the three and six months ended June 30, 2022, the Company purchased six RPLs with UPB of $1.2 million. Comparatively, during the three and six months ended June 30, 2021 the Company purchased 38 and 237 RPLs with UPB of $5.2 million and $41.2 million, respectively. During the three and six months ended June 30, 2022, the Company purchased one and five NPLs with UPB of $0.2 million and $1.1 million, respectively. The Company had no NPL acquisitions during the three months ended June 30, 2021; however, during the six months ended June 30, 2021 the Company purchased three NPLs with UPB of $0.7 million. The Company purchased no SBC loans during both the three and six months ended June 30, 2022. Comparatively, the Company had no SBC acquisitions during the three months ended June 30, 2021; however during the six months ended June 30, 2021, the Company acquired one SBC loan with UPB of $3.6 million.

During the three and six months ended June 30, 2022, the Company sold no mortgage loans. Comparatively, during both the three and six months ended June 30, 2021, the Company sold 760 loans from 2017-D with a carrying value of $129.2 million and UPB of $133.8 million through a sponsored joint venture between the Company and a third party accredited institutional investor resulting in the removal of the related loans from the consolidated balance sheet. The Company retained various classes of securities from the joint venture. See Note 10 — Related Party Transactions.

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

During the three months ended March 31, 2022, the Company re-pooled all of the mortgage loans in its portfolio to reflect the recent trends in market conditions and loan performance. At January 1, 2022, the Company's mortgage loans were aggregated based on payment patterns observed during the prior 18 month period. The portfolio is split between the Operating Partnership and Great Ajax REIT II as the entities are separate taxpayers and must maintain separate and complete books and records. At both the Operating Partnership and Great Ajax REIT II, the Company uses the following three pools for a total of six CECL pools:

The accompanying notes are an integral part of the consolidated interim financial statements.

1.Loans that have made at least seven of the last seven payments, either sequentially or in bulk and that have at least $50.0 thousand in absolute dollars of borrower equity;
2.Loans that have made at least seven of the last seven payments, either sequentially or in bulk and that have less than $50.0 thousand in absolute dollars of borrower equity; and
3.Loans that have not made at least seven of the last seven payments.

Based on historical data, the Company has observed that borrowers that make at least seven of the last seven payments, either sequentially or in bulk, are significantly less likely to default. Additionally, the Company has similarly observed that $50.0 thousand absolute dollars of equity similarly drives a lower default rate and reduces loss severity in the event of foreclosure.

At December 31, 2021, the Company aggregated its PCD mortgage loans in seven loan pools. Great Ajax REIT II holds loans included in the Company's rated securitization transaction which had all made at least 12 of the last 12 payments and met the pay string and loan to value requirements to obtain a AAA rating on the senior bond. Pool California contains all loans from California that were not included in Great Ajax REIT II. The Company's California loans generally outperform those of other states in that the Company rarely takes back an REO property because it receives foreclosure bids that exceed its investment in the mortgage loan. 7f7 and better contains all loans that have made at least seven on time payments, either sequentially or in bulk. Pool 6f6 and below contains loans that have not made seven of the last seven payments and, accordingly, have a much lower survival rate assumption in expected cash flows. Pool 2021-B is an on-balance-sheet secured borrowing consisting primarily of loans previously owned by 2018-C that were not eligible to be securitized in a rated transaction. Pool 2019-C was formed by acquiring the trust's outstanding equity certificate from an unaffiliated third party holder and recognizing the loans on the Company's balance sheet. The Company established the Ajax N pool to hold a small pool of loans which were designated as held-for-sale as of December 31, 2021. During the three months ended March 31, 2022, due to factors beyond the Company's control affecting the expected purchaser, the Company closed the Ajax N pool, re-pooling these loans into its other loan pools.

The portfolio of non-PCD loans at December 31, 2021 was grouped into two loan pools. During the three months ended March 31, 2022, the Company determined that the risk characteristics of the loans in its non-PCD loan pools were not materially different from the risk characteristics of the loans in its PCD loan pools and re-pooled these loans into its other loan pools based on the underlying characteristics.

The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	June 30, 2022
Mortgage loans held-for-investment, net	2022	2021	2020	2019	2018	2017	2009-2016	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$—	$458	$7,717	$7,328	$2,191	$2,051	$29,370	$188,222	$73,592	$310,929
GAOP - 7f7 <50	—	—	—	59	—	—	3,175	39,079	13,203	55,516
GAOP - 6f6 and below	—	1,024	869	1,448	2,021	1,947	19,492	115,010	41,299	183,110
Great Ajax II REIT - 7f7 >50	—	—	752	644	809	643	37,269	256,937	90,893	387,947
Great Ajax II REIT - 7f7 <50	—	—	—	216	15	—	4,518	34,031	11,073	49,853
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	—	4,227	20,690	11,342	36,259
Total	$—	$1,482	$9,338	$9,695	$5,036	$4,641	$98,051	$653,969	$241,402	$1,023,614

The accompanying notes are an integral part of the consolidated interim financial statements.

	December 31, 2021
Mortgage loans held-for-investment, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$764	$181	$698	$328	$1,730	$46,041	$339,759	$125,095	$514,596
2021-B	—	—	589	—	2,353	443	28,541	159,318	50,948	242,192
2019-C	—	—	—	—	265	—	9,020	96,995	39,801	146,081
California	—	—	1,268	1,248	—	—	1,681	6,431	1,373	12,001
7f7 and better	471	—	2,019	1,541	440	—	3,847	17,032	6,891	32,241
6f6 and below	—	1,351	1,783	1,470	209	368	9,885	70,163	28,774	114,003
18-1 LLC	—	—	605	176	284	429	819	33	10	2,356
Non-PCD	3,771	8,831	3,855	—	507	—	—	—	—	16,964
Total	$4,242	$10,946	$10,300	$5,133	$4,386	$2,970	$99,834	$689,731	$252,892	$1,080,434

	December 31, 2021
Mortgage loans held-for-sale, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Ajax N	$—	$—	$204	$—	$—	$—	$4,267	$15,893	$9,208	$29,572
Total	$—	$—	$204	$—	$—	$—	$4,267	$15,893	$9,208	$29,572

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans
Par	$1,378	$—	$5,157	$—	$2,342	$—	$41,853	$3,611
Discount	(82)	—	(390)	—	(140)	—	(3,319)	(8)
Allowance	(25)	—	6	—	(28)	—	(1,727)	—
Purchase Price	$1,271	$—	$4,773	$—	$2,174	$—	$36,807	$3,603

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the three and six months ended June 30, 2022, the Company recorded a $2.7 million and $6.8 million, respectively, reclassification from non-credit discount to the allowance for expected credit losses. This was followed by a $1.4 million and $5.0 million, respectively, reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During the three and six months ended June 30, 2022 the Company also recorded a $25.0 thousand and $28.0 thousand increase, respectively, in the allowance for expected credit losses due to new acquisitions. Comparatively, during the three months ended June 30, 2021 the Company recorded a $5.5 million reclassification to non-credit discount from the allowance for expected credit losses, and during the six months ended June 30, 2021 the Company recorded a $3.8 million reclassification from non-credit discount to the allowance for expected credit losses. During the three and six months ended June 30, 2021, this was followed by a $2.7 million and $8.2 million, respectively, reversal of the allowance for expected credit losses due to the increase in the net present value of expected cash flows. During the three and six months ended June 30, 2021, the Company also recorded a $6.0 thousand decrease and $1.7 million increase, respectively, in the allowance for expected credit losses due to new acquisitions. During the three and six

The accompanying notes are an integral part of the consolidated interim financial statements.

months ended June 30, 2021, the Company reclassified zero and $1.7 million of allowance to non-credit discount to reflect the impact of moving pool 2017-D to mortgage loans held-for-sale, net. An analysis of the balance in the allowance for expected credit losses account follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Allowance for expected credit losses, beginning of period	$(7,691)	$(17,890)	$(7,112)	$(13,712)
Reclassification (from)/to non-credit discount (to)/from the allowance for changes in payment expectations	(2,703)	5,450	(6,792)	(3,782)
(Increase)/decrease in allowance for expected credit losses for loan acquisitions	(25)	6	(28)	(1,727)
Credit loss expense on mortgage loans	(116)	(139)	(227)	(593)
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	1,409	2,740	5,033	8,240
Reversal of allowance upon reclass of pool 2017-D to mortgage loans held-for-sale, net	—	—	—	1,741
Allowance for expected credit losses, end of period	$(9,126)	$(9,833)	$(9,126)	$(9,833)

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$180,446	$1,578	$37,529	$90,765	$611	$310,929
GAOP - 7f7 <50	27,017	129	6,497	21,550	323	55,516
GAOP - 6f6 and below	4,465	19	4,284	120,208	54,134	183,110
Great Ajax II REIT - 7f7 >50	324,989	3,044	40,224	19,659	31	387,947
Great Ajax II REIT - 7f7 <50	42,211	697	3,196	3,749	—	49,853
Great Ajax II REIT - 6f6 and below	73	—	1,074	32,527	2,585	36,259
Total	$579,201	$5,467	$92,804	$288,458	$57,684	$1,023,614

	December 31, 2021
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$398,200	$52,782	$19,530	$41,931	$2,153	$514,596
2021-B	61,066	24,428	24,807	113,459	18,432	242,192
2019-C	78,238	13,920	11,738	35,727	6,458	146,081
California	3,938	661	—	5,132	2,270	12,001
7f7 and better	13,087	4,192	1,718	13,068	176	32,241
6f6 and below	15,169	4,408	2,064	62,456	29,906	114,003
18-1 LLC	2,123	67	111	55	—	2,356
Non-PCD	16,457	—	—	—	507	16,964
Total	$588,278	$100,458	$59,968	$271,828	$59,902	$1,080,434

The accompanying notes are an integral part of the consolidated interim financial statements.

	December 31, 2021
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Ajax N	$13,485	$3,927	$2,369	$7,828	$1,963	$29,572
Total	$13,485	$3,927	$2,369	$7,828	$1,963	$29,572

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties or through conversions of mortgage loans in its portfolio such as when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Property Held-for-Sale and Rental Property

As of June 30, 2022 and December 31, 2021, the Company’s net investments in real estate owned properties were $7.4 million and $6.1 million, respectively, all of which related to properties held-for-sale. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. Also, included in the properties held-for-sale balance for the periods as of June 30, 2022 and December 31, 2021, was $0.3 million and $0.7 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. As of June 30, 2022 and December 31, 2021, the Company had no rental properties. As of June 30, 2022 and December 31, 2021, the Company had a total of 37 and 31 real estate owned properties, respectively. For the three and six months ended June 30, 2022 and 2021, all of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio or from rental properties.

The following table presents the activity in the Company’s carrying value of property held-for-sale and rental property for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
Property Held-for-Sale and Rental Property	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	31	$6,586	31	$7,098	31	$6,063	38	$8,526
Net transfers from mortgage loans	7	1,405	5	1,046	10	2,233	7	1,274
Adjustments to record at lower of cost or fair value	—	69	—	(77)	—	(100)	—	(248)
Depreciation on rental properties	—	—	—	(3)	—	—	—	(6)
Disposals	(1)	(626)	(11)	(3,296)	(4)	(762)	(20)	(4,778)
Balance at end of period	37	$7,434	25	$4,768	37	$7,434	25	$4,768

Dispositions

During the three and six months ended June 30, 2022, the Company sold one and four REO properties, respectively, realizing net gains of approximately $18.0 thousand and $2.0 thousand, respectively. Comparatively, for the three and six months ended June 30, 2021, the Company sold 11 and 20 REO properties, respectively, realizing net gains of approximately $0.1 million and $0.2 million, respectively. These amounts are included in Other income on the Company's consolidated statements of income. During the three and six months ended June 30, 2022, the Company recorded a recovery of lower of cost or net realizable value adjustments in Real estate operating expense of $0.1 million and an expense of lower of cost or net realizable value adjustments in Real estate operating expense of $0.1 million, respectively. Comparatively, for the three and six months ended June 30, 2021, the Company recorded lower of cost or net realizable value adjustments of $0.1 million and $0.2 million, respectively.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIEs that the Company does not consolidate since it has determined it is not the primary beneficiary. See Note 10 — Related party transactions. The Company marks its debt securities to fair value using prices provided by financing counterparties, and believes any unrealized losses to be temporary. The
Company carries its investments in beneficial interests at amortized cost.

Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, interest rate risk, risks affecting borrowers such as man-made or natural disasters, or the COVID-19 pandemic, and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. The following table presents information regarding the Company's investments in debt securities and investments in beneficial interests ($ in thousands):

	As of June 30, 2022
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities, at fair value	$334,148	$71	$(18,767)	$315,452
Investment in beneficial interests at amortized cost, net of allowance for credit losses	125,960	—	—	125,960
Total investments	$460,108	$71	$(18,767)	$441,412

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities of $0.2 million.

	As of December 31, 2021
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities, at fair value	$354,158	$1,822	$(802)	$355,178
Investment in beneficial interests at amortized cost, net of allowance for credit losses	139,588	—	—	139,588
Total investments	$493,746	$1,822	$(802)	$494,766

(1)Basis amount is net of amortized discount, allowance for expected credit losses on beneficial interests, principal paydowns and interest receivable on securities of $0.3 million.

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of June 30, 2022
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Carrying value
Debt securities due November 2051(3)	March 2025	$40,623	$(1,264)	$39,359
Debt securities due September 2059(4)	February 2023/April 2023	16,417	(613)	15,804
Debt securities due November 2059(3)	April 2023	7,776	(305)	7,471
Debt securities due December 2059(3)	July 2023	36,365	(2,459)	33,906
Debt securities due March 2060(3)	February 2025	15,548	(1,669)	13,879
Debt securities due June 2060(3)	March 2024	8,659	(336)	8,323
Debt securities due December 2060(3)	July 2029	45,110	(3,605)	41,505
Debt securities due January 2061(3)	September 2024	12,787	(338)	12,449
Debt securities due June 2061(5)	January 2025/February 2025	79,801	(7,424)	72,377
Debt securities due October 2061(3)	April 2029	36,733	(751)	35,982
Debt securities due March 2062(3)	May 2029	30,466	(3)	30,463
Total		$330,285	$(18,767)	$311,518

(1)Step-up date is the date at which the coupon interest rate on the security increases. The Company expects the security to be called before the step-up date.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This security has been in an unrealized loss position for less than 12 months.
(4)This line is comprised of two securities that are both due September 2059. One security with a balance of $0.3 million has been in a loss position for less than 12 months and has a step-up date in February 2023, and the other security of $0.3 million has been in a loss position for less than 12 months and has a step-up date in April 2023.
(5)This line is comprised of two securities that are both due June 2061. One security with a balance of $5.1 million has been in an unrealized loss position for less than 12 months and has a step-up date in January 2025, and the other security of $2.4 million has been in a loss position for less than 12 months and has a step-up date in February 2025.

	As of December 31, 2021
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Carrying value
Debt securities due November 2051(3)	March 2025	$44,902	$(12)	$44,890
Debt securities due June 2057(3)	April 2022(5)	23,165	(3)	23,162
Debt securities due September 2059(3)	February 2023	9,173	(24)	9,149
Debt securities due December 2059(3)	July 2023	40,502	(87)	40,415
Debt securities due March 2060(3)	February 2025	16,977	(91)	16,886
Debt securities due January 2061(3)	September 2024	14,000	(140)	13,860
Debt securities due June 2061(4)	January 2025/February 2025	86,909	(445)	86,464
Total		$235,628	$(802)	$234,826

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

As of June 30, 2022, the Company recorded a gross unrealized loss of $18.8 million and a gross unrealized gain of $0.1 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments with a fair value of $315.5 million, which includes $0.2 million in interest receivable. As of December 31, 2021, the Company recorded $1.8 million of gross unrealized gains and a gross unrealized loss of $0.8 million in fair valuation

The accompanying notes are an integral part of the consolidated interim financial statements.

adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments with a fair value of $355.2 million, which includes $0.3 million in interest receivable.

During both the three and six months ended June 30, 2022, the Company refinanced, with an accredited institutional investor, Ajax Mortgage Loan Trust 2018-D and 2018-G ("2018-D and -G") joint ventures into Ajax Mortgage Loan Trust 2022-A ("2022-A") and retained $49.2 million of varying classes of agency rated securities and equity. The Company acquired 23.28% of the securities and trust certificates from the trust. 2022-A acquired 811 RPLs and NPLs with UPB of $215.5 million and an aggregate property value of $518.8 million. The AAA through A rated securities represent 71.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. This is the first fully rated securitization structure to include a substantial amount of NPLs. Approximately 33.90% of loan UPB in 2022-A was 60 days or more delinquent. Also, the Company refinanced, with an accredited institutional investor, Ajax Mortgage Loan Trust 2019-A and 2019-B ("2019-A and -B") joint ventures into Ajax Mortgage Loan Trust 2022-B ("2022-B") and retained $36.8 million of varying classes of agency rated securities and equity. The Company acquired 17.18% of the securities and trust certificates from the trust. 2022-B acquired 1,106 RPLs and NPLs with UPB of $220.8 million and an aggregate property value of $575.5 million. The AAA through A rated securities represent 76.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. Comparatively, during both the three and six months ended June 30, 2021, the Company acquired $232.9 million of debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. Of the $232.9 million acquired in both the three and six months ended June 30, 2021, the Company acquired $170.0 million in senior notes, $23.5 million in subordinate notes and $39.5 million in beneficial interests issued by joint ventures. As of June 30, 2022, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $315.5 million and $126.0 million, respectively. At December 31, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $355.2 million and $139.6 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had no securities that were past due.

During the first quarter of 2022, the Company recorded an impairment of $4.0 million on its beneficial interests in 2018-D and -G in other loss/income on its consolidated statements of income, which became a realized loss when the transaction closed during the second quarter of 2022. Also, during the second quarter of 2022, the Company recorded a loss of $2.1 million on its beneficial interests in 2019-A and -B in other loss/income on its consolidated statements of income. Although the Company continues to own approximately the same interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interest in 2022-A and -B and cash received from the sale of the underlying loans in 2022-A and -B. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected cash proceeds at redemption. As a result, for the three and six months ended June 30, 2022, the Company recognized a loss of $2.1 million and $6.1 million in other loss/income.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three and six months ended June 30, 2022 and June 30, 2021 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Par	$14,720	$46,485	$14,720	$46,485
Premium/(discount)	1,087	(5,425)	1,087	(5,425)
Allowance	—	(1,593)	—	(1,593)
Purchase Price	$15,807	$39,467	$15,807	$39,467

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

During the three and six months ended June 30, 2022, the Company recorded a $0.4 million and $0.8 million reclassification to non-credit discount from the allowance for changes in payment expectations and a $0.4 million and $0.1

The accompanying notes are an integral part of the consolidated interim financial statements.

million increase in the allowance for expected credit losses due to decreases in the net present value of expected cash flows, respectively. Comparatively, during three and six months ended June 30, 2021, the Company recorded a $0.8 million reclassification to non-credit discount from the allowance for changes in payment expectations and a $0.2 million reclassification from non-credit discount to the allowance for changes in payment expectations. For both the three and six months ended June 30, 2021, the Company recorded a $2.0 million reversal of the allowance for expected credit losses due to increases in the net present value of expected cash flows.

An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Allowance for expected credit losses, beginning balance	$—	$(5,530)	$(615)	$(4,453)
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment expectations	448	795	759	(158)
Credit loss expense on beneficial interests	—	(216)	(50)	(355)
(Increase in)/reversal of allowance for expected credit losses due to (decreases)/increases in the net present value of expected cash flows	(448)	1,992	(94)	2,007
Allowance for expected credit losses, ending balance	$—	$(2,959)	$—	$(2,959)

Note 6 — Fair Value

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$315,452	$—	$315,452	$—
Recurring financial liabilities
Put option liability	$24,834	$—	$—	$24,834

		Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$355,178	$—	$355,178	$—
Recurring financial liabilities
Put option liability	$23,667	$—	$—	$23,667

The accompanying notes are an integral part of the consolidated interim financial statements.

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$1,023,614	$—	$—	$1,051,235
Investment in beneficial interests	$125,960	$—	$—	$125,960
Investment in Manager	$1,159	$—	$—	$12,560
Investment in AS Ajax E LLC	$493	$—	$652	$—
Investment in AS Ajax E II LLC	$2,303	$—	$2,340	$—
Investment in GAFS, including warrants	$2,340	$—	$—	$3,320
Investment in Gaea	$25,252	$—	$—	$26,306
Investment in Loan pool LLCs	$213	$—	$—	$854
Financial liabilities
Secured borrowings, net	$504,027	$—	$463,688	$—
Borrowings under repurchase transactions	$509,512	$—	$509,512	$—
Convertible senior notes, net	$103,866	$102,509	$—	$—

		Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$1,080,434	$—	$—	$1,174,660
Mortgage loans held-for-sale, net	$29,572	$—	$—	$32,857
Investment in beneficial interests	$139,588	$—	$—	$139,588
Investment in Manager	$1,502	$—	$—	$12,346
Investment in AS Ajax E LLC	$569	$—	$721	$—
Investment in AS Ajax E II LLC	$2,550	$—	$2,824	$—
Investment in GAFS, including warrants	$2,602	$—	$—	$3,320
Investment in Gaea	$19,571	$—	$—	$21,170
Investment in Loan pool LLCs	$226	$—	$—	$853
Financial liabilities
Secured borrowings, net	$575,563	$—	$580,166	$—
Borrowings under repurchase agreement	$546,054	$—	$546,054	$—
Convertible senior notes, net	$102,845	$108,816	$—	$—

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

The Company's investments in beneficial interests represent the residual investment in securitization trusts the Company forms with joint venture partners. The Company relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on its investments in beneficial interests.
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

The Company's put option liability is adjusted to approximate market value through earnings. The put obligation is a fixed amount that may be settled in cash or shares of the Company’s common stock at the option of the Company. Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis, adjusted for subsequent repurchases, of $7.7 million to the future put obligation of $41.5 million over the 39-month term of the put option liability. The fair value of the Company's put option liability is measured quarterly with adjustments posted to the Company's consolidated statements of income.

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

Non-financial assets

Property held-for-sale is carried at the lower of its acquisition cost ("cost") or net realizable value. Net realizable value is determined based on appraisals, BPOs, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 ($ in thousands):

			Level 1	Level 2	Level 3
June 30, 2022	Carrying value	Six months ended fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$7,434	$(100)	$—	$—	$7,434

The accompanying notes are an integral part of the consolidated interim financial statements.

			Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,063	$(293)	$—	$—	$6,063

Note 7 — Affiliates

Unconsolidated Affiliates

At both June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021, the Company had ownership interests in five affiliated entities accounted for under the equity method of accounting.

At June 30, 2022 and December 31, 2021, the Company owned approximately 22.2% and 22.8% of Gaea, respectively, with third party investors owning the remaining 77.8% and 77.2%, respectively. The Company accounts for its ownership interest in Gaea using the equity method.

At both June 30, 2022 and December 31, 2021, the Company’s ownership interest was approximately 40.4% in three loan pool LLCs managed by the Servicer, which hold investments in RPLs and NPLs. The Company accounts for its ownership interest using the equity method.

At both June 30, 2022 and December 31, 2021, the Company's ownership interest was approximately 8.0% in GAFS. The Company accounts for its investment in GAFS using the equity method.

At both June 30, 2022 and December 31, 2021, the Company’s ownership interest in AS Ajax E LLC, a Delaware trust formed to own residential mortgage loans and residential real estate assets, was approximately 16.5%. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. The Company accounts for its ownership interest using the equity method.

At both June 30, 2022 and December 31, 2021, the Company’s ownership interest in the Manager, a privately held company for which there is no public market for its securities, was approximately 19.8%. The Company accounts for its ownership interest in the Manager using the equity method.

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended June 30,		Six months ended June 30,
Net income/(loss) at 100%	2022	2021	2022	2021
AS Ajax E LLC	$21	$42	$40	$96
Loan pool LLCs	$(12)	$(35)	$(32)	$(51)
Thetis Asset Management LLC	$(357)	$1,429	$(563)	$2,280
Gaea Real Estate Corp.	$(644)	$181	$(453)	$259
Great Ajax FS LLC	$(2,119)	$89	$(3,276)	$(688)

The accompanying notes are an integral part of the consolidated interim financial statements.

	June 30, 2022		December 31, 2021
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$3,085	$9	$3,545	$2
Loan pool LLCs	$2,251	$4,108	$2,242	$4,060
Thetis Asset Management LLC	$7,160	$1,509	$9,498	$1,904
Gaea Real Estate Corp.	$147,554	$39,835	$105,667	$24,305
Great Ajax FS LLC	$73,254	$57,473	$66,355	$47,293

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended June 30,		Six months ended June 30,
Net income/(loss) at the Company's share	2022	2021	2022	2021
AS Ajax E LLC	$4	$7	$7	$16
Loan pool LLCs	$(5)	$(14)	$(13)	$(21)
Thetis Asset Management LLC	$(71)	$283	$(112)	$451
Gaea Real Estate Corp.	$(143)	$42	$(101)	$60
Great Ajax FS LLC	$(170)	$7	$(263)	$(55)

	June 30, 2022		December 31, 2021
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$508	$1	$583	$—
Loan pool LLCs	$904	$1,655	$900	$1,635
Thetis Asset Management LLC	$1,418	$299	$1,881	$377
Gaea Real Estate Corp.	$32,727	$8,835	$24,092	$5,542
Great Ajax FS LLC	$5,860	$4,598	$5,308	$3,783

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. At both June 30, 2022 and December 31, 2021, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. At both June 30, 2022 and December 31, 2021, the Company held a 50.0% ownership in the remaining loans held by 2017-D. Great Ajax II REIT wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. At both June 30, 2022 and December 31, 2021, Great Ajax II REIT was 99.9% owned by the Company. Similarly, as of June 30, 2022 and December 31, 2021, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E, which is structured as a REMIC.

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

At June 30, 2022, the Company had commitments to purchase, subject to due diligence, 37 RPLs and NPLs secured by single-family residences with aggregated UPB of $9.8 million. The Company will only acquire loans that meet the acquisition

The accompanying notes are an integral part of the consolidated interim financial statements.

criteria for its own portfolios or those of its third party institutional accredited co-investors. See Note 15 — Subsequent Events, for remaining open acquisitions as of the filing date.

During the three months ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. The preferred shares have a liquidation preference of $25.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders.

During the three and six months ended June 30, 2022, the Company repurchased and retired 768,519 shares of its series A preferred stock and 231,481 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $24.5 million at an average price of $24.50 per share, representing a discount of approximately 2.0% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $2.5 million of deferred issuance costs. There was no repurchase of preferred stock in either the three or six months ended June 30, 2021. Also, the Company repurchased and retired 1,250,000 of the outstanding warrants for $9.2 million. Accordingly, the Company has recognized a liability on its consolidated balance sheet at June 30, 2022 for the present value of the put liability of $24.8 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $41.5 million and marks the obligation to market through earnings. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of income. The following table sets forth the details of the Company's put option liability ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning balance	$26,867	$16,149	$23,667	$14,205
Fair value adjustments during the period	3,595	2,201	6,795	4,145
Repurchases	(5,628)	—	(5,628)	—
Ending balance	$24,834	$18,350	$24,834	$18,350

The full extent of the impact of the COVID-19 pandemic on the global economy generally, and the Company's business in particular, continues to be uncertain. As of June 30, 2022, no contingencies have been recorded on the Company's consolidated balance sheet as a result of the COVID-19 pandemic, however as the global pandemic continues, it may have long-term adverse impacts on the Company's financial condition, results of operations, and cash flows.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	June 30, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Goldman Sachs - bonds(1)		$3,942	$5,260	2.26%
A Bonds	July 14, 2022	3,942	5,260	2.26%
JP Morgan - bonds(1)		$99,174	$132,475	2.57%
A Bonds	September 9, 2022	29,253	34,346	2.31%
	September 27, 2022	25,164	33,593	2.50%
	December 6, 2022	5,299	7,006	3.11%
B Bonds	August 8, 2022	9,257	13,741	2.45%
	December 6, 2022	13,149	20,228	3.31%
M Bonds	September 9, 2022	565	785	2.89%
	October 14, 2022	16,487	22,776	2.44%
Nomura - bonds(1)		$65,337	$89,586	2.86%
A bonds	July 8, 2022	24,090	29,136	2.45%
	July 12, 2022	4,445	6,000	2.21%
	August 18, 2022	7,601	10,885	2.66%
	September 16, 2022	4,738	6,370	3.23%
	September 23, 2022	12,874	18,650	3.38%
B Bonds	August 11, 2022	2,945	4,439	3.00%
	August 24, 2022	3,381	5,316	3.11%
	September 16, 2022	1,119	1,687	3.63%
	September 23, 2022	3,825	6,590	3.78%
M Bonds	July 8, 2022	319	513	2.74%
Barclays - bonds(1)		$109,662	$148,943	2.23%
A Bonds	July 7, 2022	5,743	7,892	2.03%
	July 15, 2022	35,109	50,164	2.31%
	September 22, 2022	27,366	37,727	2.43%
	September 22, 2022	28,671	33,719	1.83%
	September 22, 2022	2,582	3,527	2.13%
B Bonds	July 15, 2022	3,966	6,207	2.56%
	September 22, 2022	2,531	3,759	2.73%

The accompanying notes are an integral part of the consolidated interim financial statements.

	June 30, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	September 22, 2022	1,159	1,841		2.58%
	September 22, 2022	1,206	2,101		2.73%
M Bonds	September 22, 2022	1,329	2,006		2.33%
JP Morgan - loans(2)	July 8, 2022	$12,480	$19,041		4.04%
Nomura - loans(3)	September 22, 2022	$218,917	$286,039		3.56%
Totals/weighted averages		$509,512	$681,344	(4)	2.99%

(1)Maximum borrowing capacity is the equivalent of the amount outstanding as of June 30, 2022.
(2)Maximum borrowing capacity as of June 30, 2022 was $150.0 million.
(3)Maximum borrowing capacity as of June 30, 2022 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company's balance sheet for GAAP as of June 30, 2022.

	December 31, 2021
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Goldman Sachs - bonds(1)		$14,659	$18,672	1.18%
A Bonds	January 14, 2022	4,992	6,438	1.17%
	January 20, 2022	9,667	12,234	1.18%
JP Morgan - bonds(1)		$82,030	$108,282	1.29%
A Bonds	April 1, 2022	28,482	37,753	1.36%
	June 10, 2022	6,220	7,220	1.29%
B Bonds	January 13, 2022	2,850	4,052	1.31%
	February 11, 2022	11,272	16,087	1.36%
	June 10, 2022	13,992	20,155	1.49%
M Bonds	April 19, 2022	19,214	23,015	1.02%
Nomura - bonds(1)		$80,674	$107,860	1.43%
A bonds	January 6, 2022	6,567	8,484	1.33%
	January 12, 2022	4,978	6,554	1.32%
	January 27, 2022	2,206	3,065	1.30%
	January 28, 2022	17,623	22,908	1.33%
	February 18, 2022	9,275	12,323	1.36%
	March 17, 2022	12,329	16,226	1.42%
	March 25, 2022	15,443	20,657	1.41%
B Bonds	February 11, 2022	3,094	4,434	1.75%
	February 24, 2022	3,538	5,111	1.77%
	March 17, 2022	1,177	1,686	1.82%
	March 25, 2022	4,444	6,412	1.81%
Barclays - bonds(1)		$126,344	$162,160	1.09%
A Bonds	March 8, 2022	7,318	9,710	1.19%
	March 16, 2022	40,957	55,178	1.21%
	March 21, 2022	30,850	41,413	1.26%
	March 22, 2022	36,093	40,091	0.69%
B Bonds	March 16, 2022	4,258	6,232	1.46%
	March 21, 2022	2,629	3,758	1.56%
	March 22, 2022	2,698	3,835	1.49%
M Bonds	March 22, 2022	1,541	1,943	1.16%

The accompanying notes are an integral part of the consolidated interim financial statements.

	December 31, 2021
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
JP Morgan - loans(2)	July 8, 2022	$13,824	$20,856		2.60%
Nomura - loans(3)	September 22, 2022	$228,523	$300,324		2.36%
Totals/weighted averages		$546,054	$718,154	(4)	1.74%

(1)Maximum borrowing capacity is the equivalent of the amount outstanding as of December 31, 2021.
(2)Maximum borrowing capacity as of December 31, 2021 was $150.0 million.
(3)Maximum borrowing capacity as of December 31, 2021 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company's balance sheet for GAAP as of December 31, 2021.

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of June 30, 2022 and December 31, 2021, the Company had $8.0 million and $6.9 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	June 30, 2022	December 31, 2021
Gross amount of recognized liabilities	$509,512	$546,054
Gross amount of loans and securities pledged as collateral	673,354	711,252
Other prepaid collateral	7,990	6,902
Net collateral amount	$171,832	$172,100

Secured Borrowings

From its inception (January 30, 2014) to June 30, 2022, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at June 30, 2022. The secured borrowings are structured as debt financings and not sales through a REMIC, and the loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at June 30, 2022.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at June 30, 2022. The Company’s rated secured borrowings are designated in the table below.

At March 31, 2021, the Company's 2017-D secured borrowing contained Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A

The accompanying notes are an integral part of the consolidated interim financial statements.

notes. The Company had retained 50.0% of both the Class A notes and Class B certificates from 2017-D; and the assets and liabilities were consolidated on the Company's consolidated balance sheets. During the second quarter of 2021, the majority of the loans in 2017-D were sold into 2021-C and the Class A note was redeemed. Based on the structure of the transaction the Company does not consolidate 2021-C under U.S. GAAP.

The Company's secured borrowings carry no provision for a step-up in interest rate on any of the Class B notes, except for 2021-B.

The following table sets forth the original terms of notes from the Company's secured borrowings outstanding at June 30, 2022 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at June 30, 2022 and December 31, 2021, and the securitization cutoff date ($ in thousands):

	Balances at June 30, 2022				Balances at December 31, 2021				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$109,253	$80,566		136%	$118,075	$92,778		127%	$193,301	$156,670
2019-F	108,535	71,862		151%	115,571	81,026		143%	170,876	127,673
2020-B	108,759	75,198		145%	119,184	86,011		139%	156,468	114,534
2021-A	144,876	122,771		118%	161,766	141,435		114%	206,506	175,116
2021-B	230,005	159,376		144%	242,191	181,657		133%	287,882	215,912
	$701,428	$509,773	(1)	138%	$756,787	$582,907	(1)	130%	$1,015,033	$789,905

(1)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $5.7 million and $7.3 million as of June 30, 2022 and December 31, 2021.
Convertible Senior Notes

At June 30, 2022 and December 31, 2021, the Company had carrying values of $103.9 million and $102.8 million, respectively, for its convertible senior notes. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of June 30, 2022, the amount by which the if-converted value falls short of the principal value for the entire series is $34.7 million.

At June 30, 2022, the outstanding aggregate principal amount of the notes was $104.5 million, and discount and deferred expenses were $0.7 million. At December 31, 2021, the outstanding aggregate principal amount of the notes was $104.6 million, and discount and deferred expenses were $1.7 million. During the three and six months ended June 30, 2022 the Company recognized interest expense on its outstanding convertible notes of $2.1 million and $4.2 million, respectively, which includes $0.2 million and $0.4 million of amortization of discount and deferred expenses, respectively. During the three and six months ended June 30, 2021 the Company recognized interest expense on its outstanding convertible notes of $2.2 million and

The accompanying notes are an integral part of the consolidated interim financial statements.

$4.6 million, respectively, which includes $0.4 million and $0.7 million, respectively, of amortization of discount and deferred expenses, respectively. The effective interest rates of the notes for the quarters ended June 30, 2022 and June 30, 2021 were 8.04% and 8.61%, respectively.

During the second quarter of 2022 the Company completed a repurchase of $0.1 million aggregate principal of its convertible senior notes for a total purchase price of $0.1 million. The carrying amount of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the second quarter of 2022 was zero. There were no convertible note repurchases during the first quarter of 2022. During the first and second quarters of 2021, the Company completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million and $5.0 million, respectively, for total purchase prices of $2.4 million and $5.1 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarters of 2021 were both zero.

During the three months ended March 31, 2022, the Company adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) by recording a reduction in its Additional paid-in capital account of $0.7 million and a corresponding increase in the carrying value of its Convertible senior notes of $0.7 million, representing the carrying value of the conversion feature associated with the notes. See Note 2— Recently Adopted Accounting Standards.

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

Note 10 — Related Party Transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

			Three months ended June 30,
Transaction	Consolidated Statement of Income location	Counterparty	2022	2021
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$4,855	$8,844
Management fee	Related party expense – management fee	Manager	$2,363	$2,270
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$2,006	$1,699
Affiliate loan interest income	Interest income	Servicer	$67	$—
Income from equity investment	(Loss)/income from investments in affiliates	AS Ajax E LLC	$4	$7
Gain on sale of mortgage loans	Other (loss)/income	2021-C	$—	$122
Loss from equity investment	(Loss)/income from investments in affiliates	Loan pool LLCs	$(5)	$(14)
(Loss)/income from equity investment	(Loss)/income from investments in affiliates	Manager	$(71)	$283
(Loss)/income from equity investment	(Loss)/income from investments in affiliates	Gaea	$(143)	$42
(Loss)/income from equity investment	(Loss)/income from investments in affiliates	Servicer	$(170)	$7
Loss from joint venture refinancing on beneficial interests	Other (loss)/income	2019-A and -B	$(2,142)	$—

			Six months ended June 30,
Transaction	Consolidated Statement of Income location	Counterparty	2022	2021
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$12,075	$14,796
Management fee	Related party expense – management fee	Manager	$4,656	$4,543
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$4,097	$3,532
Affiliate loan interest income	Interest income	Servicer	$134	$—
Income from equity investment	(Loss)/income from investments in affiliates	AS Ajax E LLC	$7	$16
Gain on sale of mortgage loans	Other (loss)/income	2021-C	$—	$122
Loss from equity investment	(Loss)/income from investments in affiliates	Loan pool LLCs	$(13)	$(21)
(Loss)/income from equity investment	(Loss)/income from investments in affiliates	Gaea	$(101)	$60
(Loss)/income from equity investment	(Loss)/income from investments in affiliates	Manager	$(112)	$451
Loss from equity investment	(Loss)/income from investments in affiliates	Servicer	$(263)	$(55)

The accompanying notes are an integral part of the consolidated interim financial statements.

			Six months ended June 30,
Transaction	Consolidated Statement of Income location	Counterparty	2022	2021
Loss from joint venture refinancing on beneficial interests	Other (loss)/income	2019-A and -B	$(2,142)	$—
Loss from joint venture refinancing on beneficial interests	Other (loss)/income	2018-D and -G	$(3,973)	$—

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of June 30, 2022
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$125,960
Receivables from Servicer	Receivable from servicer	Servicer	$11,621
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$3,521
Management fee payable	Management fee payable	Manager	$2,217
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$59

			As of December 31, 2021
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Purchase of mortgage loans	Mortgage loans held-for-sale, net	2019-C	$152,883
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$139,588
Receivables from Servicer	Receivable from servicer	Servicer	$20,899
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$3,509
Management fee payable	Management fee payable	Manager	$2,279
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$1,211
Expense reimbursements	Accrued expenses and other liabilities	Servicer	$78
Affiliate loan receivable interest	Prepaid expenses and other assets	Gaea	$21
Expense reimbursement receivable	Prepaid expenses and other assets	Servicer	$12

The Company acquires debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issue senior notes and beneficial interests and in certain transactions, the joint ventures also issue subordinated notes. As of June 30, 2022, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $315.5 million and $126.0 million, respectively. As of December 31, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $355.2 million and $139.6 million, respectively.

During the three months ended June 30, 2022, the Company re-securitized 2018-D and -G and 2019-A and -B and the underlying mortgage loans to form 2022-A and -B, respectively. Although the Company continues to own approximately the same interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interest in 2022-A and -B and cash received from the sale of the underlying loans in 2022-A and -B. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected current cash proceeds at redemption. As a result, for the three and six months ended June 30, 2022, the Company recognized a loss of $2.1 million and $6.1 million, respectively, in other loss/income.

The accompanying notes are an integral part of the consolidated interim financial statements.

On December 9, 2021, the Company became a party to a promissory note with the Servicer under which the Servicer can borrow up to $3.5 million on a revolving line of credit from the Company. Interest on the arrangement accrues at 7.2% annually. At June 30, 2022, the amount outstanding on the note and interest was $3.5 million.

During the fourth quarter of 2021, the Company acquired the remaining 66.0% of 2019-C from the Company's joint venture partner in exchange for cash consideration for the outstanding equity certificate and subordinate notes and the assumption of the obligation to repay the senior note outstanding. Subsequent to the acquisition, the senior and subordinate notes were retired in December 2021. The Company previously recorded its investment in 2019-C as Investment in debt securities and Investment in beneficial interests because it was not the primary beneficiary of the trust. Subsequent to acquiring the outstanding equity certificate, the Company became the sole owner of the trust and now reflects the underlying mortgage loans on its consolidated balance sheet.

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

During the three and six months ended June 30, 2021, the Company sold 760 loans from 2017-D with a carrying value of $129.2 million and UPB of $133.8 million to a joint venture formed between the Company and a third party institutional investor, and retained various classes of securities from the joint venture.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the sale of REO properties from certain of the Company's joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At June 30, 2022, and December 31, 2021, the Company had zero advances outstanding to the Servicer. Interest on the arrangement accrues at 7.2% annually.

During November 2019 and January 2022, Gaea completed two private capital raises and has raised a total of $96.3 million and issued 6,247,794 shares of its common stock and warrants to third parties to advance its investment strategy. The Company has a total investment of $25.5 million in Gaea and has received 1,704,436 shares of common stock and 371,103 warrants. At June 30, 2022 and December 31, 2021, the Company owned approximately 22.2% and 22.8% of Gaea, respectively, with third party investors owning the remaining 77.8% and 77.2%, respectively. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. At both June 30, 2022 and December 31, 2021, the Company’s ownership interest in the three loan pool LLCs was approximately 40.4%. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At both June 30, 2022 and December 31, 2021, the Company’s ownership interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock paid out of taxable income and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock paid out of taxable income, special cash dividends on its common stock paid out of taxable income and increase in book value within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. The incentive fee is payable in shares of the Company’s common stock at the Company's discretion and any remaining incentive fee is payable in cash. During the three and six months ended June 30, 2022, the Company recorded an incentive fee of $0.1 million and $0.3 million, respectively. Comparatively, during the three and six months ended June 30, 2021, the Company did not record an incentive fee payable to the Manager.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base management fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. The Company recognized a base management fee to the Manager for the three and six months ended June 30, 2022 of $2.2 million and $4.5 million, respectively, of which zero was settled in shares of its common stock. However, during the six months ended June 30, 2022, the Company issued 39,558 shares of its common stock related to the base management fee for the fourth quarter of 2021 that was approved by the Board during the first quarter of 2022.

Comparatively, for the three and six months ended June 30, 2021, the Company recognized base management fees of $2.3 million and $4.6 million, respectively, all of which was payable in cash. Also, during the three and six months ended June 30, 2022, the Company recorded an incentive fee of $0.1 million and $0.3 million, respectively, of which none were settled in shares of its common stock. Comparatively, the Company recorded no incentive fee during the three and six months ended June 30, 2021.

As of December 31, 2021, each of the Company’s independent directors received an annual retainer of $100,000, payable quarterly, 40% in shares of the Company's common stock on the same basis as the stock portion of the management fee payable to the Manager and 60% in cash. The annual fee was increased to $140,000, 50% of which is payable in shares of the Company's common stock and 50% in cash, which became effective as of January 1, 2022. As of December 31, 2021, the heads of the Compensation and Corporate Governance committees each received an annual retainer of $10,000, payable quarterly, 100% in cash. The annual fee was increased to $15,000, 100% payable in cash, effective as of January 1, 2022. As of December 31, 2021, the head of the Audit committee received an annual fee of $15,000, payable quarterly, 100% in cash. The annual fee was increased to $20,000, 100% payable in cash, effective as of January 1, 2022.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the three months ended June 30,
	2022		2021
	Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized
Independent director fees	9,585	$87	4,025	$50
Totals	9,585	$87	4,025	$50

The accompanying notes are an integral part of the consolidated interim financial statements.

	For the six months ended June 30,
	2022			2021
	Number of shares	Amount of expense recognized		Number of shares	Amount of expense recognized
Management fees	39,558	$—	(1)	—	$—
Independent director fees	17,350	175		7,970	100
Totals	56,908	$175		7,970	$100

(1)Management fees were fully expensed during the fourth quarter of 2021, the period in which the services were provided. However, the shares associated with these services were approved and issued by the Board during the first quarter of 2022.

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. The Company granted 21,500 and 44,265 shares of its common stock in the three and six months ended June 30, 2022, respectively, which have vesting periods up to four years. There were no grants of the Company's common stock to employees of its Manager or Servicer in the three and six months ended June 30, 2021. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

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

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth the table below:

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Six months ended June 30, 2021
December 31, 2020 outstanding unvested share grants	163,083		$11.07	—		$—
Shares vested	—		—	(2,000)	(1)	12.00
Shares forfeited	—		—	—		—
Shares granted	—		—	2,000	(1)	12.00
March 31, 2021 outstanding unvested share grants	163,083		$11.07	—		$—
Shares vested	—		—	(8,000)		12.60
Shares forfeited	—		—	—		—
Shares granted	—		—	16,000		12.60
June 30, 2021 outstanding unvested share grants	163,083	(2)	$11.07	8,000	(3)	$12.60

(1)Shares granted vest immediately.
(2)Weighted average remaining life of unvested shares for employee and service provider grants at June 30, 2021 is 1.7 years.
(3)Weighted average remaining life of unvested shares for director grants at June 30, 2021 is 0.9 years.
The accompanying notes are an integral part of the consolidated interim financial statements.

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Six months ended June 30, 2022
December 31, 2021 outstanding unvested share grants	228,365		$12.05	8,000		$12.53
Shares vested	—		—	—		—
Shares forfeited	(17,335)		11.93	—		—
Shares granted	22,765		11.42	—		—
March 31, 2022 outstanding unvested share grants	233,795		$12.00	8,000		$12.53
Shares vested	—		—	(8,000)		12.60
Shares forfeited	(17,668)		11.30	—		—
Shares granted	21,500		11.53	—		—
June 30, 2022 outstanding unvested share grants	237,627	(1)	$12.01	—	(2)	$—

(1)Weighted average remaining life of unvested shares for employee and service provider grants at June 30, 2022 is 2.3 years.
(2)Director shares are fully vested at June 30, 2022.

The following table presents the expenses for the Company's restricted stock plan ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Restricted stock grants	$268	$207	$493	$414
Director grants	8	118	33	142
Total expenses for plan grants	$276	$325	$526	$556

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

For the three and six months ended June 30, 2022, the Company had consolidated taxable income of $9.8 million and $21.0 million, respectively, and income taxes of zero and a benefit of $28.0 thousand, respectively.

For the three and six months ended June 30, 2021, the Company had consolidated taxable income of $7.7 million and $16.4 million, respectively, and provisions for income taxes of $67.0 thousand and $0.1 million, respectively.

The Company recognized no deferred income tax assets or liabilities on its consolidated balance sheets at June 30, 2022 and 2021. The Company also recorded no interest or penalties for the three and six months ended June 30, 2022 and 2021.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net (loss)/income attributable to common stockholders	$(9,181)	22,754,553		$10,378	22,825,804
Allocation of earnings to participating restricted shares	103	—		(78)	—
Consolidated net (loss)/income attributable to unrestricted common stockholders	$(9,078)	22,754,553	$(0.40)	$10,300	22,825,804	$0.45
Effect of dilutive securities(1,2)
Interest expense (add back) and assumed conversion of shares from convertible senior notes(3)	—	—		2,255	7,372,892
Diluted EPS
Consolidated net (loss)/income attributable to common stockholders and dilutive securities	$(9,078)	22,754,553	$(0.40)	$12,555	30,198,696	$0.42

(1)The Company's outstanding warrants for an additional 5,250,000 and 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended June 30, 2022 and June 30, 2021, respectively, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the three months ended June 30, 2022 and June 30, 2021 would have been anti-dilutive and have not been included in the calculation.
(3)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the three months ended June 30, 2022 would have been anti-dilutive and has been removed from the calculation.

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net (loss)/income attributable to common stockholders	$(5,595)	22,837,971		$17,382	22,821,416
Allocation of earnings to participating restricted shares	65	—		(130)	—
Consolidated net (loss)/income attributable to unrestricted common stockholders	$(5,530)	22,837,971	$(0.24)	$17,252	22,821,416	$0.76
Effect of dilutive securities(1)
Restricted stock grants and manager and director fee shares(2)	(65)	268,090		—	—
Interest expense (add back) and assumed conversion of shares from convertible senior notes(3)	—	—		4,599	7,520,222
Diluted EPS
Consolidated net (loss)/income attributable to common stockholders and dilutive securities	$(5,595)	23,106,061	$(0.24)	$21,851	30,341,638	$0.72

The accompanying notes are an integral part of the consolidated interim financial statements.

(1)The Company's outstanding warrants for an additional 5,250,000 and 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the six months ended June 30, 2022 and June 30, 2021, respectively, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the six months ended June 30, 2021 would have been anti-dilutive and have not been included in the calculation.
(3)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the six months ended June 30, 2022 would have been anti-dilutive and has been removed from the calculation.

Note 14 — Equity

Common Stock

As of June 30, 2022 and December 31, 2021, the Company had 22,726,572 and 23,146,775 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred Stock

The Company has outstanding shares of preferred stock which were issued to institutional accredited investors in a series of private placements during the three months ended June 30, 2020. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock. The shares have a liquidation preference of $25.00 per share. The Company is using the net proceeds from the private placement to acquire mortgage loans and mortgage-related assets consistent with the Company's investment strategy.

During the three and six months ended June 30, 2022, the Company repurchased and retired 768,519 shares of its series A preferred stock and 231,481 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $24.5 million at an average price of $24.50 per share, representing a discount of approximately 2.0% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $2.5 million of deferred issuance costs. There was no repurchase of preferred stock in either the three or six months ended June 30, 2021.

At June 30, 2022 and December 31, 2021, the Company had 1,538,881 and 2,307,400 shares, respectively, of Series A preferred stock and 2,661,119 and 2,892,600 shares, respectively, of Series B preferred stock outstanding. There were 25,000,000 shares, cumulative for all series, authorized as of both June 30, 2022 and December 31, 2021.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

For the three and six months ended June 30, 2022, the Company repurchased 475,355 shares of its common stock through open market transactions. Comparatively for the three and six months ended June 30, 2021, the Company did not repurchase any shares of its common stock. As of June 30, 2022, the Company held 645,467 shares of treasury stock consisting of 120,428 shares received through distributions of the Company's shares previously held by its Manager and 525,039 shares acquired through open market purchases. As of December 31, 2021, the Company held 147,370 shares of treasury stock consisting of 97,686 shares received through distributions of the Company's shares previously held by its Manager and 49,684 shares acquired through open market purchases.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the three and six months ended June 30, 2022, 8,100 and 17,839 shares were issued, respectively, under the plan for total proceeds of approximately $85.0 thousand and $0.2 million, respectively. Comparatively, during the three and six months ended June 30, 2021, 3,820 and 8,048 shares were issued, respectively, under the plan for total proceeds of approximately $48.0 thousand and $0.1 million, respectively.

At the Market Offering

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three and six months ended June 30, 2022 and 2021, no shares were sold under the At the Market program. The Company intends to use the net proceeds to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

Accumulated Other Comprehensive Income

The Company recognizes unrealized gains or losses on its investment in debt securities as components of other comprehensive income. Total accumulated other comprehensive (loss)/income on the Company’s balance sheet at June 30, 2022 and December 31, 2021 was as follows ($ in thousands):

Investments in securities:	June 30, 2022	December 31, 2021
Unrealized gains	$71	$1,822
Unrealized losses	(18,767)	(802)
Accumulated other comprehensive (loss)/income	$(18,696)	$1,020

Non-controlling Interest

At both June 30, 2022 and December 31, 2021, the Company had non-controlling interests attributable to ownership interests for three legal entities.

At both June 30, 2022 and December 31, 2021, the Company's ownership interest is approximately 53.1% of AS Ajax E II and it consolidates the assets, liabilities, revenues and expenses of the entity.

At both June 30, 2022 and December 31, 2021, the Company's ownership interest is approximately 50.0% of 2017-D and it consolidates the assets, liabilities, revenues and expenses of the trust.

At both June 30, 2022 and December 31, 2021, the Company's ownership interest is approximately 99.9% of Great Ajax II REIT and it consolidates the assets, liabilities, revenues and expenses of the entity.

At both June 30, 2022 and December 31, 2021, the Company owned 100.0% of 2018-C as the 37.0% non-controlling ownership was purchased by the Company during the first quarter of 2021 and the non-controlling interest was derecognized from the Company's balance sheet.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers to or from non-controlling interest ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Decrease from redemption of 2018-C	$—	$—	$—	$(8,306)
Decrease from the distribution of 2017-D	(14)	(16,864)	(833)	(16,864)
Change in non-controlling interest	$(14)	$(16,864)	$(833)	$(25,170)

Note 15 — Subsequent Events

The Company repurchased $5.0 million face amount of its outstanding preferred stock and associated warrants for its common stock. The repurchase of the preferred stock will save the Company approximately $0.3 million annually in preferred dividends while the repurchase of the warrants will reduce future put option accretion expense by approximately $0.6 million annually for a total expected annual savings of $0.9 million.

Since June 30, 2022, the Company has acquired 22 residential RPLs in four transactions from four different sellers with aggregate UPB of $5.7 million. The purchase price of the RPLs was 97.0% of UPB and 39.5% of the estimated market value of the underlying collateral of $14.1 million.

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company has agreed to acquire, subject to due diligence, 16 residential RPLs in eight transactions, and three NPLs in one transaction, with aggregate UPB of $5.7 million and $0.4 million, respectively. The purchase price of the residential RPLs is 86.4% of UPB and 60.4% of the estimated market value of the underlying collateral of $8.2 million. The purchase price of the NPLs is 71.5% of UPB and 70.0% of the estimated market value of the underlying collateral of $0.4 million.

On August 4, 2022, the Company’s Board of Directors declared a cash dividend of $0.27 per share to be paid on August 31, 2022 to stockholders of record as of August 15, 2022.

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

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of (i) RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) NPLs, which are residential mortgage loans on which the most recent three payments have not been made. We may acquire RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures are structured as securitization trusts, of which we acquire debt securities and beneficial interests. We may also acquire or originate SBC loans. The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, we invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio, or, less frequently, through a direct acquisition. We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer through GA-TRS, a wholly owned subsidiary of the Operating Partnership. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

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

Our Operating Partnership, through interests in certain entities as of June 30, 2022, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of June 30, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and we have determined that we are the primary beneficiary of the VIEs.

In 2018, we formed Gaea Real Estate Corp. ("Gaea"), as a wholly-owned subsidiary of the Operating Partnership that invests in multifamily properties with a focus on property appreciation and triple net lease veterinary clinics. We elected to treat Gaea as a TRS under the Code for 2018 and elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly-owned subsidiary of Gaea, to hold investments in commercial real estate assets, and Gaea Real Estate Operating LLC, to act as its general partner. We also formed Gaea Veterinary Holdings LLC, BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE Holdings LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties.

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At June 30, 2022 we owned approximately 22.2% of Gaea. We account for our investment in Gaea under the equity method.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of June 30, 2022 and December 31, 2021 ($ in millions):

	June 30, 2022	December 31, 2021
Residential RPLs	$896.6	$971.1
Residential NPLs	111.8	119.5
SBC loans	15.3	19.3
Real estate owned properties, net	7.4	6.1
Investments in securities at fair value	315.5	355.2
Investment in beneficial interests	126.0	139.6
Total mortgage related assets	$1,472.6	$1,610.8

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

Price increases for both single and multi-family homes have slowed over the first half of 2022, while mortgage interest rates have increased to levels not seen since 2018. In July, 2022 the U.S. Federal Reserve (the "Fed") raised its benchmark federal-funds rate by three quarters of a percentage point to a range between 2.25% and 2.50%. This follows a similar rate increase of three quarters of a percentage point in June. The Fed indicated it would likely continue raising the federal-funds rate as long as inflation remained above its 2.00% target and would continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities. According to Freddie Mac, the 30-year fixed rate mortgage rate increased to an average of 5.30% for the week ending July 30, 2022.(1)

Additionally, as the COVID-19 pandemic continues to run its course, extended loan forbearance, foreclosure timelines and eviction timelines could result in lower yields and losses on our mortgage loan and beneficial interest portfolios and losses on our REO held-for-sale. Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans.

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
•rising interest rates have slowed down the refinance volume resulting in lower prepayments from the refinance channel;

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

We believe that investments in residential RPLs and NPLs with positive equity provide an optimal investment value. As a result, we are currently focused on acquiring pools of RPLs and NPLs, at attractive prices. Through our Servicer, we work with our borrowers to improve their payment records. Once there is a period of continued performance, we expect that borrowers will typically refinance these loans at or near the estimated value of the underlying property.

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

(1)Freddie Mac Primary Mortgage Market Survey, U.S. weekly averages as of July 28, 2022.

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

Financing. Our ability to grow our business by acquiring residential RPLs and SBC loans depends on the availability of adequate financing, including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse secured borrowings in which the underlying collateral is not marked to market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The secured borrowings are structured as debt financings and not REMIC sales. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Currently there is substantial uncertainty in the securitization markets which could limit our access to financing.

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

Conversion to Rental Property. From time to time we may retain an REO property as a rental property. We do not expect to retain a material number of single family residential properties for use as rentals.

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

Market Conditions. As the Fed continues its current trend toward monetary tightening, mortgage markets are undergoing a great deal of uncertainty with regard to both interest rates and origination volume. We believe that in spite of the continuing uncertain market environment for mortgage-related assets, including as a result of the pandemic outbreak, current market conditions offer potentially attractive investment opportunities for us, even in the face of a riskier and more volatile market environment. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

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

Results of Operations

Quarter Overview

Key items for the three months ended June 30, 2022 include:

•Interest income of $20.9 million; net interest income of $11.7 million
•Net loss attributable to common stockholders of $(9.2) million
•Earnings per share ("EPS") per basic common share of $(0.40)
•Operating income of $5.7 million
•Operating income per basic common share of $0.25
•Taxable consolidated income of $0.36 per common share after payment of preferred dividends
•Book value per common share of $14.98 at June 30, 2022
•Repurchased and retired $25.0 million face amount of our preferred stock and associated warrants
•Repurchased 475,355 shares of common stock at an average purchase price of $9.77 per share
•Refinanced four joint ventures with $436.3 million in unpaid principal balance ("UPB") of mortgage loans with collateral values of $1.1 billion and retained $86.0 million of varying classes of related agency rated securities to end the quarter with $441.4 million of investments in debt securities and beneficial interests
•Collected total cash of $74.0 million, from loan payments, sales of REO and collections from investments in debt securities and beneficial interests

•Held $51.6 million of cash and cash equivalents at June 30, 2022; average daily cash balance for the quarter was $60.6 million
•As of June 30, 2022, approximately 74.2% of portfolio based on acquisition UPB made at least 12 out of the last 12 payments

We generated a U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP") consolidated net loss attributable to common stockholders for the three months ended June 30, 2022 of $(9.2) million or $(0.40) per common share after preferred dividends, and Operating income, a non-GAAP financial measure which adjusts GAAP earnings by removing unrealized gains and losses as well as certain other non-core expenses and preferred dividends, was $5.7 million or $0.25 per common share. We consider Operating income to provide a useful measure for comparing the results of our ongoing operations over multiple quarters and believe this information will be useful to our investors as it is how Management evaluates our performance. Comparatively, our GAAP consolidated net income attributable to common stockholders for the three months ended June 30, 2021 was $10.4 million, or $0.45 per common share, and Operating income was $8.5 million, or $0.37 per common share.

During the three months ended June 30, 2022, we repurchased and retired 768,519 shares of our series A preferred stock, 231,481 shares of our series B preferred stock and 1,250,000 warrants for our common stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $24.5 million at an average price of $24.50 per share, representing a discount of approximately 2.00% to the face value of $25.00 per share. The warrants were repurchased for an aggregate of $9.2 million which is equal to the expected future put value obligation of $20.00 per warrant. The repurchase of the preferred stock caused the recognition of $2.5 million of GAAP deferred issuance costs, and the repurchase of the warrants accelerated future GAAP accretion expense on the warrant's put option of $3.5 million. The repurchase of the preferred stock will save us approximately $1.7 million annually in preferred dividends while the repurchase of the warrants will reduce future put option accretion expense by $2.8 million annually. We funded these repurchases with cash on hand.

During the three months ended March 31, 2022, we invested an additional $6.1 million in Gaea to increase our total investment to $25.5 million, or 22.2% of total shares outstanding. In addition to common stock, we received 371,103 warrants to purchase additional shares at $16.41 per share for a two year period following the date that the common stock commences trading on a trading market.

At June 30, 2022, our book value decreased to $14.98 per common share from $15.92 at December 31, 2021, driven by the effect of mark to market adjustments of $19.7 million on our investments in debt securities, dividends on our common and preferred stock of $15.9 million and the net loss attributable to common stockholders of $5.6 million, partially offset by the repurchase of 475,355 shares of our common stock at an average price of $9.77 per share and the removal of our convertible senior notes from the calculation due to their antidilutive effect on our earnings per share.

Table 1: Results of Operations

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2022	2021	2022	2021
INCOME
Interest income	$20,900	$23,048	$44,112	$47,083
Interest expense	(9,175)	(8,830)	(17,781)	(19,134)
Net interest income	11,725	14,218	26,331	27,949
Net decrease in the net present value of expected credit losses(1)	961	4,733	4,939	10,249
Net interest income after the impact of changes in the net present value of expected credit losses	12,686	18,951	31,270	38,198
(Loss)/income from investments in affiliates	(355)	357	(418)	520
Other (loss)/income	(3,563)	486	(7,113)	842
Total revenue, net	8,768	19,794	23,739	39,560
EXPENSE
Related party expense – loan servicing fees	2,006	1,699	4,097	3,532
Related party expense – management fee	2,363	2,270	4,656	4,543
Professional fees	419	763	764	1,403
Real estate operating expenses	(33)	88	152	273
Fair value adjustment on put option liability	3,595	2,201	6,795	4,145
Other expense	1,668	1,375	2,922	2,679
Total expense	10,018	8,396	19,386	16,575
Acceleration of put option settlement	3,531	—	3,531	—
Loss on debt extinguishment	—	161	—	1,072
(Loss)/income before provision for income taxes	(4,781)	11,237	822	21,913
Provision for income taxes (benefit)	—	67	(28)	101
Consolidated net (loss)/income	(4,781)	11,170	850	21,812
Less: consolidated net income/(loss) attributable to the non-controlling interest	16	(1,158)	112	531
Consolidated net (loss)/income attributable to Company	(4,797)	12,328	738	21,281
Less: dividends on preferred stock	1,925	1,950	3,874	3,899
Less: discount on retirement of preferred stock	2,459	—	2,459	—
Consolidated net (loss)/income attributable to common stockholders	$(9,181)	$10,378	$(5,595)	$17,382
Basic (loss)/earnings per common share	$(0.40)	$0.45	$(0.24)	$0.76
Diluted (loss)/earnings per common share	$(0.40)	$0.42	$(0.24)	$0.72

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three and six months ended June 30, 2022 and June 30, 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2022	2021	2022	2021
Reconciliation of consolidated net (loss)/income attributable to common stockholders to consolidated operating income
Consolidated net (loss)/income attributable to common stockholders	$(9,181)	$10,378	$(5,595)	$17,382
Dividends on preferred stock	(1,925)	(1,950)	(3,874)	(3,899)
Discount on retirement of preferred stock	(2,459)	—	(2,459)	—
Consolidated net (loss)/income attributable to Company	(4,797)	12,328	738	21,281
Provision for income taxes (benefit)	—	(67)	28	(101)
Consolidated net (loss)/income attributable to the non-controlling interest	(16)	1,158	(112)	(531)
Consolidated net (loss)/income	(4,781)	11,237	822	21,913
Mark to market loss on joint venture refinancing	(2,142)	122	(6,115)	122
Lower of cost or market adjustment on mortgage loans	(1,844)	—	(1,844)	—
Net decrease in the net present value of expected credit losses(1)	961	4,733	4,939	10,249
REO recovery/(impairments)	69	(77)	(100)	(248)
Fair value adjustment on put option liability	(3,595)	(2,201)	(6,795)	(4,145)
Acceleration of put option settlement	(3,531)	—	(3,531)	—
Other adjustments	(355)	196	(418)	(552)
Consolidated operating income	$5,656	$8,464	$14,686	$16,487
Basic operating income per common share	$0.25	$0.37	$0.64	$0.72
Diluted operating income per common share	$0.25	$0.35	$0.62	$0.69

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three and six months ended June 30, 2022 and June 30, 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Our gross interest income excluding the impact of credit losses decreased $2.1 million to $20.9 million for the three months ended June 30, 2022 from $23.0 million for the three months ended June 30, 2021 primarily due to lower yields on our mortgage loan portfolio and beneficial interests. Under CECL, we are required to recognize any increase in expected cash flows in the period in which the change in expectations occurs. During 2021, due to prepayments arising from increasing home prices and record low interest rates, we accelerated yield into the current periods versus recognizing prospectively over the remaining life of the loans or beneficial interests. For the six months ended June 30, 2022, our gross interest income decreased $3.0 million to $44.1 million from $47.1 million for the six months ended June 30, 2021 again due to income acceleration under CECL.

Interest expense for the three months ended June 30, 2022 increased $0.3 million to $9.2 million from $8.8 million for the three months ended June 30, 2021 due to higher average balances of debt outstanding, as the effective interest rate on our repurchase financing for our loan and debt security portfolios remained the same over the two quarters. For the six months ended June 30, 2022, our interest expense decreased $1.4 million to $17.8 million from $19.1 million for the six months ended June 30, 2021 due to a decrease in the effective interest rate on our borrowings, even as our average borrowing balance increased.

We recorded a $1.0 million decrease in the net present value of expected future credit losses for the three months ended June 30, 2022, and a $4.9 million decrease in the net present value of expected future credit losses for the six months ended June 30, 2022. A decrease in the net present value of expected future credit losses is driven by higher than expected payments received on our mortgage loan and securities portfolios. For the three months ended June 30, 2021, we recorded a $4.7 million decrease in the net present value of expected future credit losses, and for the six months ended June 30, 2021, we recorded a $10.2 million decrease in the net present value of expected future credit losses. We generally acquire loans at a discount and record an allowance for expected credit losses at acquisition. We update the allowance quarterly based on changing cash flow expectations in accordance with CECL. Only one of our CECL loan pools has an allowance recorded at acquisition remaining.

During the three months ended June 30, 2022, we collected $74.0 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $78.9 million for the three months ended June 30, 2021.

The interest income detail for the three months ended June 30, 2022 and 2021 are included in the table below ($ in thousands):

Table 2: Interest Income Detail

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Accretable yield recognized on RPL, NPL and SBC loans	$15,402	$15,788	$31,588	$33,969
Accretable yield recognized on beneficial interests	2,508	4,397	6,611	7,856
Interest income on debt securities	2,795	2,597	5,558	5,074
Other interest income	107	153	230	5
Bank interest income	88	113	125	179
Interest income	$20,900	$23,048	$44,112	$47,083
Net decrease in the net present value of expected credit losses(1)	961	4,733	4,939	10,249
Interest income after the impact of changes in the net present value of expected credit losses	$21,861	$27,781	$49,051	$57,332

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three and six months ended June 30, 2022 and June 30, 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The average carrying balances of our mortgage loan portfolio, debt securities, beneficial interests and debt outstanding for the quarters increased for the three months ended June 30, 2022 and 2021 as acquisitions outpaced payoffs and paydowns. The average carrying balances for our portfolio are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended June 30,
	2022	2021
Average mortgage loan portfolio	$1,040,861	$967,671
Average carrying value of debt securities	$351,377	$296,034
Average carrying value of beneficial interests	$136,107	$109,578
Total average asset backed debt	$1,046,985	$992,122

Loss/Income from Equity Method Investments

For both the three and six months ended June 30, 2022, we recorded a loss from our investment in affiliates of $0.4 million. Comparatively, for the three and six months ended June 30, 2021, we recorded income from our investment in affiliates of $0.4 million and $0.5 million, respectively. The change is partially due to the flow-through impact of the mark to market on shares of our stock held by our Manager and our Servicer. We account for our investments in our Manager and our Servicer using the equity method of accounting.

During the three months ended March 31, 2022, we invested an additional $6.1 million in Gaea to increase our total investment to $25.5 million, or 22.2% of total shares outstanding. In addition to common stock, we received 371,103 warrants to purchase additional shares at $16.41 per share for a two year period following the date that the common stock commences trading on a trading market.

Other Loss/Income

Other income decreased for the three and six months ended June 30, 2022 from the comparable period in 2021, primarily due to a $4.0 million other than temporary impairment on the partial redemption of our beneficial interests in Ajax Mortgage Loan Trust 2018-D and 2018-G ("2018-D and -G") during the first quarter of 2022 which became a realized loss when the transaction closed in April 2022. The 2018-D and -G trusts were re-securitized in the second quarter of 2022 and the underlying mortgage loans were used to form Ajax Mortgage Loan Trust 2022-A ("2022-A"). We also had a $2.1 million loss on the partial redemption of our beneficial interests in Ajax Mortgage Loan Trust 2019-A and 2019-B ("2019-A and -B") during the second quarter of 2022. The 2019-A and -B trusts were also re-securitized in the second quarter of 2022 and the underlying mortgage loans were used to form Ajax Mortgage Loan Trust 2022-B ("2022-B"). Although we continue to own approximately the same interest in the underlying mortgage loans and related cash flows, we account for our beneficial interests as legal securities and recorded a loss on the transaction as a result. The beneficial interests were exchanged for a combination of the beneficial interest in 2022-A and -B, respectively, and cash received from the sale of the underlying loans to 2022-A and -B, respectively. Also, during the three and six months ended June 30, 2022, we recognized a lower of cost or market adjustment on our mortgage loan portfolio of $1.8 million due to duration extension of a portion of our loan portfolio as previously delinquent borrowers have become more consistent payers. This was partially offset by increases in the first quarter in late fee income. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other (Loss)/Income

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Late fee income	$488	$236	$926	$426
Net gain on sale of property held-for-sale	18	92	2	197
Rental income	4	13	7	26
HAMP fees	2	31	11	79
Other (loss)/gain	(10)	114	(21)	114
Loss on sale of securities	(79)	—	(79)	—
Lower of cost or market adjustment on mortgage loans	(1,844)	—	(1,844)	—
Loss on refinancing of beneficial interests	(2,142)	—	(6,115)	—
Total Other (loss)/income	$(3,563)	$486	$(7,113)	$842

Expenses

Total expenses increased for the three and six months ended June 30, 2022 over the comparable periods in 2021 as a result of our put option expense on our outstanding common stock warrants and an increase in loan servicing fees as NPLs increased as a percentage of the total portfolio. These were partially offset by lower professional fees due to reduction in tax compliance and consulting expense related to our mortgage loan portfolios for the three and six months ended June 30, 2021. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Fair value adjustment on put option liability	$3,595	$2,201	$6,795	$4,145
Related party expense – management fee	2,363	2,270	4,656	4,543
Related party expense – loan servicing fees	2,006	1,699	4,097	3,532
Other expense	1,668	1,375	2,922	2,679
Professional fees	419	763	764	1,403
Real estate operating expenses	(33)	88	152	273
Total expense	$10,018	$8,396	$19,386	$16,575

Other Expense

Other expense increased for the three and six months ended June 30, 2022 over the comparable periods in 2021 primarily due to higher local tax expense partially offset by lower non due diligence lien release. A breakdown of Other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Taxes and regulatory expense	$396	$183	$457	$244
Employee and service provider share grants	268	207	493	414
Insurance	252	229	504	458
Directors' fees and grants	179	251	380	420
Borrowing related expenses	157	146	282	333
Travel, meals, entertainment	119	67	265	98
Other expense	106	116	156	217
Software licenses and amortization	105	90	225	175
Internal audit services	59	39	120	77
Loan transaction expense	27	(47)	47	140
Lien release non due diligence	—	94	(7)	103
Total Other expense	$1,668	$1,375	$2,922	$2,679

Gain/Loss on Put Option Settlement

During the three and six months ended June 30, 2022, we repurchased and retired 1,250,000 warrants for our common stock in a series of repurchase transactions. The warrants were repurchased for an aggregate of $9.2 million at a price equal to the expected future put value obligation of $20.00 per warrant. The repurchase of the warrants accelerated future accretion expense on the warrant's put option of $3.5 million. The repurchase will reduce future put option expense by $2.8 million annually. There was no repurchase of warrants in either the three or six months ended June 30, 2021.

Loss on Debt Extinguishment

During the three and six months ended June 30, 2022, we had no acceleration of deferred issuance costs from refinancing activities, while for the three months ended June 30, 2021, we recorded $0.2 million and for the six months ended June 30, 2021, we recorded $1.1 million related to the acceleration of deferred issuance costs for calling and re-securitizing our secured borrowings at a lower cost of funds.

Retirement of Preferred Stock

During the three and six months ended June 30, 2022, we repurchased and retired 768,519 shares of our series A preferred stock and 231,481 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $24.5 million at an average price of $24.50 per share, representing a discount of approximately 2.0% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $2.5 million of deferred issuance costs. The repurchase will save us approximately $1.7 million annually in preferred dividends. There was no repurchase of preferred stock in either the three or six months ended June 30, 2021.

Equity and Net Book Value per Share

Our net book value per common share was $14.98 and $15.92 at June 30, 2022 and December 31, 2021, respectively. The decrease in book value was primarily due to the effect of mark to market adjustments of $19.7 million on our investments in debt securities, dividends on our common and preferred stock of $15.9 million and the net loss attributable to common stockholders of $5.6 million, partially offset by the repurchase of 475,355 shares of our common stock at an average price of $9.77 per share and the removal of our convertible senior notes from the calculation due to their antidilutive effect on our earnings per share. We believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by taking equity at the balance sheet date (i) less preferred stock and non-controlling interest, (ii) adjusted for any addition for potential conversion of our convertible senior notes, divided by outstanding shares at the balance sheet date adjusted to include (i) unvested restricted stock earned but unissued and (ii) any share equivalents for our convertible senior notes or our put option liability as determined by the dilution requirements for our EPS calculation. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	June 30, 2022	December 31, 2021
Outstanding shares	22,726,572	23,146,775
Adjustments for:
Unvested grants of restricted stock and shares earned but not issued as of the date indicated	9,585	3,470
Conversion of convertible senior notes into shares of common stock(1)	—	7,228,910
Settlement of put option in shares(2)	—	—
Total adjusted shares outstanding	22,736,157	30,379,155

Equity at period end	$435,792	$500,473
Net increase in equity from expected conversion of convertible senior notes(1)	—	101,511
Adjustment for equity due to preferred shares	(92,999)	(115,144)
Net adjustment for equity due to non-controlling interests	(2,274)	(3,178)
Adjusted equity	$340,519	$483,662
Book value per share	$14.98	$15.92

(1)The conversion of convertible senior notes was removed as of June 30, 2022 due to it having an anti-dilutive effect on our earnings per share calculation.
(2)The settlement of the put option in shares is not included in the book value calculation as of June 30, 2022 or December 31, 2021 as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For both the three and six months ended June 30, 2022 we purchased $1.1 million of RPLs with UPB of $1.2 million at 68.0% of property value. Comparatively, for the three and six months ended June 30, 2021 we purchased $4.8 million and $36.4 million of RPLs with UPB of $5.2 million and $41.2 million, respectively, at 60.7% and 57.7% of property value, respectively. For the three and six months ended June 30, 2022 we purchased $0.2 million and $1.1 million of NPLs with UPB of $0.2 million and $1.1 million, respectively, at 44.1% and 54.4% of property value, respectively. Comparatively, for the three months ended June 30, 2021 we purchased no NPLs, however, for the six months ended June 30, 2021 we purchased $0.4 million of NPLs with UPB of $0.7 million at 50.1% of property value. For both the three and six months ended June 30, 2022 we purchased no SBC loans. Comparatively, for the three months ended June 30, 2021 we purchased no SBC loans, however, for the six months ended June 30, 2021 we purchased $3.6 million of SBC loans with UPB of $3.6 million at 36.5% of property value. We ended the period with $1.0 billion of net mortgage loans with an aggregate UPB of $1.1 billion as of June 30, 2022 and $955.6 million of net mortgage loans with an aggregate UPB of $1.0 billion as of June 30, 2021.

The following table shows loan portfolio acquisitions for the three and six months ended June 30, 2022, and 2021 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
RPLs
Count	6	38	6	237
UPB	$1,208	$5,157	$1,208	$41,188
Purchase price	$1,111	$4,773	$1,111	$36,360
Purchase price % of UPB	92.0%	92.6%	92.0%	88.3%
NPLs
Count	1	—	5	3
UPB	$170	$—	$1,134	$665
Purchase price	$160	$—	$1,063	$447
Purchase price % of UPB	94.1%	—%	93.7%	67.2%
SBC loans
Count	—	—	—	1
UPB	$—	$—	$—	$3,611
Purchase price	$—	$—	$—	$3,603
Purchase price % of UPB	—%	—%	—%	99.8%

During the three and six months ended June 30, 2022, 196 and 421 mortgage loans, respectively, representing 3.6% and 8.3% of our ending UPB, respectively, were liquidated. Comparatively, during the three and six months ended June 30, 2021, 947 and 1,109 mortgage loans, respectively, representing 16.6% and 20.3% of our ending UPB, respectively, were liquidated. Our loan portfolio activity for the three and six months ended June 30, 2022 and 2021 is presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	Three months ended June 30,
	2022		2021
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$1,063,476	$—	$991,811	$131,719
Mortgage loans acquired	1,271	—	4,773	—
Draws on SBC loans	—	—	7,259	—
Accretion recognized	15,402	—	15,902	—
Payments received on loans, net	(54,698)	—	(69,930)	—
Net reclassifications from/(to) mortgage loans held-for-sale, net	—	—	2,949	(2,949)
Reclassifications to REO	(1,405)	—	(1,046)	—
Sale of mortgage loans	—	—	—	(128,770)
Decrease in net present value of expected credit losses on mortgage loans	1,409	—	2,740	—
Lower of cost or market adjustment	(1,844)	—	—	—
Other	3	—	1,170	—
Ending carrying value	$1,023,614	$—	$955,628	$—

	Six months ended June 30,
	2022		2021
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$1,080,434	$29,572	$1,119,372	$—
Mortgage loans acquired	2,174	—	40,410	—
Draws on SBC loans	—	—	7,344	—
Accretion recognized	31,587	—	33,969	—
Payments received on loans, net	(121,094)	—	(126,151)	—
Net reclassifications from/(to) mortgage loans held-for-sale, net	29,572	(29,572)	(128,770)	128,770
Reclassifications to REO	(2,233)	—	(1,274)	—
Sale of mortgage loans	—	—	—	(128,770)
Decrease in net present value of expected credit losses on mortgage loans	5,033	—	8,240	—
Lower of cost or market adjustment	(1,844)	—	—	—
Other	(15)	—	2,488	—
Ending carrying value	$1,023,614	$—	$955,628	$—

Table 10: Portfolio Composition

As of June 30, 2022 and December 31, 2021, our portfolios consisted of the following ($ in thousands):

June 30, 2022		December 31, 2021
No. of Loans	5,535	No. of Loans	5,941
Total UPB(1)	$1,068,319	Total UPB(1)	$1,165,841
Interest-Bearing Balance	$977,144	Interest-Bearing Balance	$1,069,407
Deferred Balance(2)	$91,175	Deferred Balance(2)	$96,434
Market Value of Collateral(3)	$2,197,582	Market Value of Collateral(3)	$2,193,143
Current Purchase Price/Total UPB	81.7%	Current Purchase Price/Total UPB	82.0%
Current Purchase Price/Market Value of Collateral	43.3%	Current Purchase Price/Market Value of Collateral	47.1%
Weighted Average Coupon	4.32%	Weighted Average Coupon	4.33%
Weighted Average LTV(4)	58.5%	Weighted Average LTV(4)	63.7%
Weighted Average Remaining Term (months)	295	Weighted Average Remaining Term (months)	295
No. of first liens	5,483	No. of first liens	5,883
No. of second liens	52	No. of second liens	58
RPLs	87.6%	RPLs	87.5%
NPLs	10.9%	NPLs	10.8%
SBC loans	1.5%	SBC loans	1.7%
No. of REO properties held-for-sale	37	No. of REO properties held-for-sale	31
Market Value of REO(5)	$8,722	Market Value of REO(5)	$6,611
Carrying value of debt securities and beneficial interests in trusts	$460,108	Carrying value of debt securities and beneficial interests in trusts	$494,361
Loans with 12 for 12 payments as an approximate percentage of acquisition UPB (6)	74.2%	Loans with 12 for 12 payments as an approximate percentage of acquisition UPB (6)	72.3%
Loans with 24 for 24 payments as an approximate percentage of acquisition UPB (7)	66.4%	Loans with 24 for 24 payments as an approximate percentage of acquisition UPB (7)	63.9%

(1)At June 30, 2022 and December 31, 2021, our loan portfolio consists of fixed rate (61.3% of UPB), ARM (7.0% of UPB) and Hybrid ARM (31.7% of UPB); and fixed rate (60.6% of UPB), ARM (7.5% of UPB) and Hybrid ARM (31.9% of UPB), respectively.
(2)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)As of the reporting date.
(4)UPB as of June 30, 2022 and December 31, 2021, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of June 30, 2022 and December 31, 2021, respectively ($ in thousands):

Portfolio at June 30, 2022

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	613	3,114	1,808
UPB	$133,245	$686,482	$248,592
Percent of mortgage loan portfolio by year of origination	12.5%	64.2%	23.3%
Loan Attributes:
Weighted average loan age (months)	113.9	184.8	224.2
Weighted average loan-to-value	57.0%	61.8%	50.3%
Delinquency Performance:
Current	56.4%	58.2%	54.4%
30 days delinquent	0.8%	0.3%	1.1%
60 days delinquent	7.3%	9.1%	9.5%
90+ days delinquent	29.4%	26.5%	30.4%
Foreclosure	6.1%	5.9%	4.6%

Portfolio at December 31, 2021

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	638	3,258	1,868
UPB	$144,418	$727,856	$261,101
Percent of mortgage loan portfolio by year of origination	12.7%	64.2%	23.1%
Loan Attributes:
Weighted average loan age (months)	105.0	178.8	217.9
Weighted average loan-to-value	60.6%	67.1%	54.2%
Delinquency Performance:
Current	55.4%	55.3%	52.6%
30 days delinquent	7.4%	9.6%	9.2%
60 days delinquent	4.5%	5.1%	7.0%
90+ days delinquent	27.2%	23.7%	27.1%
Foreclosure	5.5%	6.3%	4.1%

	Years of Origination
Mortgage loans held-for-sale, net	After 2008	2006 – 2008	2005 and prior
Number of loans	25	82	70
UPB	$4,791	$17,464	$10,211
Percent of mortgage loan portfolio by year of origination	14.8%	53.8%	31.4%
Loan Attributes:
Weighted average loan age (months)	125.5	178.3	217.2
Weighted average loan-to-value	64.2%	83.6%	74.5%
Delinquency Performance:
Current	45.0%	44.0%	48.8%
30 days delinquent	5.5%	15.7%	12.0%
60 days delinquent	3.6%	8.4%	9.4%
90+ days delinquent	45.9%	24.0%	23.2%
Foreclosure	—%	7.9%	6.6%

Table 12: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at June 30, 2022 and December 31, 2021 ($ in thousands):

June 30, 2022						December 31, 2021
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	718	$232,906	21.8%	$541,933	24.7%	CA	774	$254,732	21.8%	$542,547	24.7%
FL	919	183,265	17.2%	371,826	16.9%	FL	998	197,755	17.0%	350,213	16.0%
NY	351	106,660	10.0%	203,774	9.3%	NY	370	115,297	10.0%	209,610	9.6%
NJ	298	67,957	6.4%	110,177	5.0%	NJ	311	72,179	6.3%	109,171	5.0%
MD	217	52,095	4.9%	84,184	3.8%	MD	240	57,412	4.9%	88,757	4.0%
VA	177	37,639	3.5%	66,345	3.0%	VA	186	39,780	3.4%	66,701	3.0%
TX	349	35,416	3.3%	91,696	4.2%	TX	372	37,838	3.2%	88,631	4.0%
GA	290	34,408	3.2%	78,750	3.6%	IL	218	37,505	3.2%	54,622	2.5%
IL	204	34,378	3.2%	52,563	2.4%	GA	301	36,733	3.2%	73,635	3.4%
MA	150	31,020	2.9%	67,119	3.1%	MA	163	34,322	2.9%	68,812	3.1%
NC	206	26,008	2.4%	57,496	2.6%	NC	227	32,371	2.8%	67,322	3.1%
AZ	107	21,309	2.0%	48,391	2.2%	AZ	119	23,270	2.0%	47,579	2.2%
PA	181	19,291	1.8%	34,125	1.6%	PA	193	21,302	1.8%	35,222	1.6%
WA	82	18,741	1.8%	48,248	2.2%	WA	91	20,578	1.8%	46,555	2.1%
NV	72	13,462	1.3%	31,090	1.4%	SC	127	14,381	1.2%	25,379	1.2%
SC	123	13,051	1.2%	26,478	1.2%	NV	75	13,992	1.2%	29,298	1.3%
CT	72	12,508	1.2%	21,204	1.0%	CT	75	12,980	1.1%	20,634	0.9%
OH	100	11,279	1.1%	19,374	0.9%	OR	63	12,275	1.1%	26,938	1.2%
OR	57	9,387	0.9%	24,014	1.1%	OH	106	12,109	1.0%	19,242	0.9%
TN	95	9,334	0.9%	22,249	1.0%	TN	108	10,884	0.9%	23,233	1.0%
IN	92	8,469	0.8%	16,503	0.8%	IN	99	9,414	0.8%	16,833	0.8%
MI	71	8,300	0.8%	17,045	0.7%	MI	80	9,331	0.8%	18,099	0.8%
CO	41	7,523	0.7%	22,112	1.0%	CO	43	8,127	0.7%	21,188	1.0%
LA	70	6,693	0.6%	11,895	0.5%	MO	61	6,957	0.6%	11,624	0.5%
MN	34	5,769	0.5%	10,623	0.5%	LA	71	6,885	0.6%	11,573	0.5%
MO	56	5,698	0.5%	10,640	0.5%	UT	39	6,156	0.5%	16,978	0.8%
UT	36	5,631	0.5%	17,042	0.7%	MN	35	5,881	0.5%	10,205	0.5%
DE	28	5,100	0.5%	7,769	0.4%	WI	44	5,771	0.5%	8,829	0.4%
WI	40	4,699	0.4%	8,017	0.4%	AL	49	5,613	0.5%	7,872	0.4%
DC	15	4,547	0.4%	8,612	0.4%	DE	30	5,416	0.5%	7,779	0.4%

June 30, 2022						December 31, 2021
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
AL	43	3,969	0.4%	6,069	0.3%	DC	16	5,039	0.4%	9,182	0.4%
HI	11	3,908	0.4%	7,854	0.3%	HI	11	3,941	0.3%	7,058	0.3%
NM	24	3,755	0.4%	6,620	0.3%	NM	24	3,784	0.3%	6,143	0.3%
KY	29	3,481	0.3%	6,120	0.3%	KY	29	3,504	0.3%	5,777	0.3%
RI	14	3,143	0.3%	5,285	0.2%	RI	15	3,236	0.3%	5,203	0.2%
NH	16	2,974	0.3%	5,873	0.3%	NH	16	3,006	0.3%	5,450	0.2%
MS	24	1,933	0.2%	3,375	0.2%	OK	22	2,104	0.2%	3,768	0.2%
OK	19	1,781	0.2%	3,457	0.2%	MS	25	2,025	0.2%	3,327	0.2%
ID	10	1,384	0.1%	4,031	0.2%	KS	22	1,593	0.1%	3,713	0.2%
KS	17	1,327	0.1%	3,136	0.1%	ID	11	1,569	0.1%	3,995	0.2%
IA	14	1,132	0.1%	1,920	0.1%	ME	9	1,296	0.1%	2,118	0.1%
ME	8	1,067	0.1%	1,914	0.1%	WV	13	1,283	0.1%	2,095	0.1%
WV	10	1,007	0.1%	1,776	0.1%	IA	14	1,137	0.1%	1,837	0.1%
MT	6	995	0.1%	2,143	0.1%	MT	6	1,003	0.1%	1,966	0.1%
PR	6	876	0.1%	992	—%	PR	6	884	0.1%	929	—%
AR	14	748	0.1%	1,537	0.1%	AR	15	863	0.1%	1,592	0.1%
SD	5	699	—%	1,641	—%	SD	5	713	0.1%	1,524	0.1%
VT	3	517	—%	539	—%	VT	3	520	—%	493	—%
NE	5	400	—%	958	—%	NE	5	408	—%	886	—%
ND	3	385	—%	581	—%	ND	3	388	—%	580	—%
WY	2	241	—%	296	—%	WY	2	244	—%	257	—%
AK	1	54	—%	171	—%	AK	1	55	—%	169	—%
	5,535	$1,068,319	100.0%	$2,197,582	100.0%		5,941	$1,165,841	100.0%	$2,193,143	100.0%

(1)As of the reporting date.

Table 13: Debt Securities and Beneficial Interest Acquisitions

The following table shows our debt securities and beneficial interest acquisitions for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Class A securities
UPB	$65,254	$170,849	$65,254	$170,849
Purchase price(1,2)	$63,658	$169,962	$63,658	$169,962
Purchase price % of UPB	97.6%	99.5%	97.6%	99.5%
Class M securities
UPB	$8,120	$—	$8,120	$—
Purchase price(1,2)	$6,533	$—	$6,533	$—
Purchase price % of UPB	80.5%	—%	80.5%	—%
Class B securities
UPB	$—	$23,661	$—	$23,661
Purchase price(1,2)	$—	$23,508	$—	$23,508
Purchase price % of UPB	—%	99.4%	—%	99.4%
Beneficial interests
Purchase price(1,2)	$15,807	$39,467	$15,807	$39,467

(1)The securities were received in exchange for our investments in 2018-D and -G and 2019-A and -B and include cash and non-cash components for the three and six months ended June 30, 2022.
(2)The securities were received in exchange for our investments in Ajax Mortgage Loan Trust 2020-C and Ajax Mortgage Loan Trust 2020-D and include cash and non-cash components for the three and six months ended June 30, 2021.

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

As of June 30, 2022 and December 31, 2021, substantially all of our invested capital was in RPLs, NPLs, SBC loans, property held-for-sale, debt securities, and beneficial interests. We also held approximately $51.6 million of cash and cash equivalents, a decrease of $32.9 million from our balance of $84.4 million at December 31, 2021. Our average daily cash balance during the quarter was $60.6 million, a decrease of $18.7 million from our average daily cash balance of $79.3 million during the three months ended December 31, 2021.

Our collections of principal and interest payments on mortgages and securities, payoffs and proceeds and on the sale of our property held-for-sale were $74.0 million and $159.3 million, respectively, for the three and six months ended June 30, 2022 and $78.9 million and $149.1 million, respectively, for the three and six months ended June 30, 2021.

Our operating cash inflows, including the effect of restricted cash, for the six months ended June 30, 2022 was $4.1 million. Our operating cash outflows, including the effect of restricted cash, for the six months ended June 30, 2021 was $22.9 million. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $24.0 million and $23.8 million for the six months ended June 30, 2022 and 2021, respectively. Non-cash interest income accretion on our mortgage loans was $7.8 million and $10.6 million for the six months ended June 30, 2022 and 2021, respectively. Interest income on beneficial interests was $6.7 million and $8.2 million during the six months ended June 30, 2022 and 2021, respectively. Interest income on debt securities was $5.6 million and $5.1 million during the six months ended June 30, 2022 and 2021, respectively.

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

For the six months ended June 30, 2022, our investing cash inflows of $129.8 million were driven by principal payments on and payoffs of our mortgage loan portfolio of $97.1 million, proceeds from payoffs and sale of our debt securities and beneficial interests of $82.9 million, principal and interest collections on our securities of $41.1 million partially offset by the purchase of securities of $84.5 million and the purchase of additional shares of common stock in our Gaea affiliate of $6.1 million. For the six months ended June 30, 2021 our investing cash inflows of $10.9 million were primarily driven by proceeds from the sale of loans from our 2017-D mortgage loan trust of $126.0 million, principal payments on and payoffs of our mortgage loan portfolio of $102.2 million, principal and interest collections of our debt securities and beneficial interests of $35.5 million and proceeds from payoff and sale of our securities of $20.6 million, partially offset by the acquisitions of our debt securities and beneficial interests of $231.6 million and acquisitions of our mortgage loans of $40.4 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools. We fund our mortgage loan pool acquisitions primarily through secured borrowings, repurchase agreements and the proceeds from our convertible debt and equity offerings. For the six months ended June 30, 2022, we had net financing cash outflows of $165.2 million primarily driven by repayments of $133.3 million on repurchase transactions, pay downs of existing debt obligations of $73.1 million on secured borrowings and the repurchase of our preferred stock and warrants of $34.1 million, partially offset by additional borrowing through repurchase transactions of $96.8 million. For the six months ended June 30, 2021, we had net cash outflows from financing activities of $7.0 million primarily driven by pay downs of existing debt obligations of $312.5 million on secured borrowings and repayments of $270.4 million on repurchase transactions, partially offset by additional borrowing through secured debt of $391.0 million and repurchase transactions of $243.6 million. Also, we purchased the remaining 37.0% ownership of the Class B notes and trust certificates of 2018-C for a total of $17.2 million and repurchased our senior convertible notes of $7.5 million. For the six months ended June 30, 2022 and 2021 we paid $16.9 million and $12.4 million, respectively, in combined dividends and distributions.

Financing Activities — Equity Offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of June 30, 2022 we held 645,467 shares of treasury stock consisting of 120,428 shares received through distributions of our shares previously held by our Manager and 525,039 shares acquired through open market purchases. As of June 30, 2021 we held 107,243 shares of treasury stock consisting of 58,779 shares received through distributions of our shares previously held by our Manager and 48,464 shares acquired through open market purchases.

During the three and six months ended June 30, 2022, we repurchased and retired 768,519 shares of our series A preferred stock and 231,481 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $24.5 million at an average price of $24.50 per share, representing a discount of approximately 2.0% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $2.5 million of deferred issuance costs. The repurchase will save us approximately $1.7 million annually in preferred dividends. There was no repurchase of preferred stock in either the three or six months ended June 30, 2021. Also, we repurchased and retired 1,250,000 of our outstanding warrants for $9.2 million. Accordingly, we recognized a liability on our consolidated balance sheet at June 30, 2022 for the present value of the put liability for the remaining warrants of $24.8 million. We are accreting the amount of the liability under the effective interest method to our expected future put value of $41.5 million and marks our obligation to market through earnings.

During both the three and six months ended June 30, 2022 and 2021, we did not sell any shares of common stock under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings and Convertible Senior Notes

From our inception (January 30, 2014) to June 30, 2022, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See "Table 17: Investments in joint ventures"), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at June 30, 2022. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at June 30, 2022.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allows us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at June 30, 2022. Our rated secured borrowings are designated in the table below.

At March 31, 2021, our Ajax Mortgage Loan Trust 2017-D ("2017-D") secured borrowing contained Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. We had retained 50.0% of both the Class A notes and Class B certificates from 2017-D; and the assets and liabilities were included on our consolidated balance sheets. During the second quarter of 2021, the majority of the loans in 2017-D were sold into Ajax Mortgage Loan Trust 2021-C ("2021-C") and the Class A note was redeemed. Based on the structure of the transaction we do not consolidate 2021-C under U.S. GAAP.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at June 30, 2022 at their respective cutoff dates:

Table 14: Secured Borrowings

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Rated
Ajax Mortgage Loan Trust 2019-D/ July 2019	July 25, 2027	Class A-1 notes due 2065	$140.4 million	2.96%
	July 25, 2027	Class A-2 notes due 2065	$6.1 million	3.50%
	July 25, 2027	Class A-3 notes due 2065	$10.1 million	3.50%
	July 25, 2027	Class M-1 notes due 2065(1)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(2)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(2)	$7.1 million	variable(3)
	None	Class B-3 notes due 2065(2)	$12.8 million	variable(3)
		Deferred issuance costs	$(2.7) million	—%

Rated
Ajax Mortgage Loan Trust 2019-F/ November 2019	November 25, 2026	Class A-1 notes due 2059	$110.1 million	2.86%
	November 25, 2026	Class A-2 notes due 2059	$12.5 million	3.50%
	November 25, 2026	Class A-3 notes due 2059	$5.1 million	3.50%
	November 25, 2026	Class M-1 notes due 2059(1)	$6.1 million	3.50%
	None	Class B-1 notes due 2059(2)	$11.5 million	3.50%
	None	Class B-2 notes due 2059(2)	$10.4 million	variable(3)
	None	Class B-3 notes due 2059(2)	$15.1 million	variable(3)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2020-B/ August 2020	July 25, 2027	Class A-1 notes due 2059	$97.2 million	1.70%
	July 25, 2027	Class A-2 notes due 2059	$17.3 million	2.86%
	July 25, 2027	Class M-1 notes due 2059(1)	$7.3 million	3.70%
	None	Class B-1 notes due 2059(2)	$5.9 million	3.70%
	None	Class B-2 notes due 2059(2)	$5.1 million	variable(3)
	None	Class B-3 notes due 2059(2)	$23.6 million	variable(3)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2021-A/ January 2021	January 25, 2029	Class A-1 notes due 2065	$146.2 million	1.07%

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
	January 25, 2029	Class A-2 notes due 2065	$21.1 million	2.35%
	January 25, 2029	Class M-1 notes due 2065(1)	$7.8 million	3.15%
	None	Class B-1 notes due 2065(2)	$5.0 million	3.80%
	None	Class B-2 notes due 2065(2)	$5.0 million	variable(3)
	None	Class B-3 notes due 2065(2)	$21.5 million	variable(3)
		Deferred issuance costs	$(2.5) million	—%

Non-rated
Ajax Mortgage Loan Trust 2021-B/ February 2021	August 25, 2024	Class A notes due 2066	$215.9 million	2.24%
	February 25, 2025	Class B notes due 2066(2)	$20.2 million	4.00%
		Deferred issuance costs	$(4.3) million	—%

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

Convertible Senior Notes

During 2017 and 2018, we completed the public offer and sale of our notes (the “notes”) due 2024, in three separate offerings which form a single series of fungible securities. At June 30, 2022 and December 31, 2021, the UPB of the debt was $104.5 million and $104.6 million, respectively. The notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

During the second quarter of 2022, we completed a repurchase of $0.1 million aggregate principal of our convertible senior notes for a total purchase price of $0.1 million. The carrying amount of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the second quarter of 2022 was zero. There were no convertible note repurchases during the first quarter of 2022. During the first and second quarters of 2021, we completed a series of convertible note repurchases for aggregate principal amounts of $2.5 million and $5.0 million, respectively, for total purchase prices of $2.4 million and $5.1 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from Additional paid-in capital due to the first and second quarters of 2021 were both zero.

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

A summary of our outstanding repurchase transactions at June 30, 2022 and December 31, 2021 is as follows ($ in thousands):

Table 15: Repurchase Transactions by Maturity Date

	June 30, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Goldman Sachs - bonds(1)		$3,942	$5,260		2.26%
A Bonds	July 14, 2022	3,942	5,260		2.26%
JP Morgan - bonds(1)		$99,174	$132,475		2.57%
A Bonds	September 9, 2022	29,253	34,346		2.31%
	September 27, 2022	25,164	33,593		2.50%
	December 6, 2022	5,299	7,006		3.11%
B Bonds	August 8, 2022	9,257	13,741		2.45%
	December 6, 2022	13,149	20,228		3.31%
M Bonds	September 9, 2022	565	785		2.89%
	October 14, 2022	16,487	22,776		2.44%
Nomura - bonds(1)		$65,337	$89,586		2.86%
A bonds	July 8, 2022	24,090	29,136		2.45%
	July 12, 2022	4,445	6,000		2.21%
	August 18, 2022	7,601	10,885		2.66%
	September 16, 2022	4,738	6,370		3.23%
	September 23, 2022	12,874	18,650		3.38%
B Bonds	August 11, 2022	2,945	4,439		3.00%
	August 24, 2022	3,381	5,316		3.11%
	September 16, 2022	1,119	1,687		3.63%
	September 23, 2022	3,825	6,590		3.78%
M Bonds	July 8, 2022	319	513		2.74%
Barclays - bonds(1)		$109,662	$148,943		2.23%
A Bonds	July 7, 2022	5,743	7,892		2.03%
	July 15, 2022	35,109	50,164		2.31%
	September 22, 2022	27,366	37,727		2.43%
	September 22, 2022	28,671	33,719		1.83%
	September 22, 2022	2,582	3,527		2.13%
B Bonds	July 15, 2022	3,966	6,207		2.56%
	September 22, 2022	2,531	3,759		2.73%
	September 22, 2022	1,159	1,841		2.58%
	September 22, 2022	1,206	2,101		2.73%
M Bonds	September 22, 2022	1,329	2,006		2.33%
JP Morgan - loans(2)	July 8, 2022	$12,480	$19,041		4.04%
Nomura - loans(3)	September 22, 2022	$218,917	$286,039		3.56%
Totals/weighted averages		$509,512	$681,344	(4)	2.99%

(1)Maximum borrowing capacity is the equivalent of the amount outstanding as of June 30, 2022.
(2)Maximum borrowing capacity as of June 30, 2022 was $150.0 million.

(3)Maximum borrowing capacity as of June 30, 2022 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on our balance sheet for GAAP as of June 30, 2022.

	December 31, 2021
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Goldman Sachs - bonds(1)		$14,659	$18,672		1.18%
A Bonds	January 14, 2022	4,992	6,438		1.17%
	January 20, 2022	9,667	12,234		1.18%
JP Morgan - bonds(1)		$82,030	$108,282		1.29%
A Bonds	April 1, 2022	28,482	37,753		1.36%
	June 10, 2022	6,220	7,220		1.29%
B Bonds	January 13, 2022	2,850	4,052		1.31%
	February 11, 2022	11,272	16,087		1.36%
	June 10, 2022	13,992	20,155		1.49%
M Bonds	April 19, 2022	19,214	23,015		1.02%
Nomura - bonds(1)		$80,674	$107,860		1.43%
A bonds	January 6, 2022	6,567	8,484		1.33%
	January 12, 2022	4,978	6,554		1.32%
	January 27, 2022	2,206	3,065		1.30%
	January 28, 2022	17,623	22,908		1.33%
	February 18, 2022	9,275	12,323		1.36%
	March 17, 2022	12,329	16,226		1.42%
	March 25, 2022	15,443	20,657		1.41%
B Bonds	February 11, 2022	3,094	4,434		1.75%
	February 24, 2022	3,538	5,111		1.77%
	March 17, 2022	1,177	1,686		1.82%
	March 25, 2022	4,444	6,412		1.81%
Barclays - bonds(1)		$126,344	$162,160		1.09%
A Bonds	March 8, 2022	7,318	9,710		1.19%
	March 16, 2022	40,957	55,178		1.21%
	March 21, 2022	30,850	41,413		1.26%
	March 22, 2022	36,093	40,091		0.69%
B Bonds	March 16, 2022	4,258	6,232		1.46%
	March 21, 2022	2,629	3,758		1.56%
	March 22, 2022	2,698	3,835		1.49%
M Bonds	March 22, 2022	1,541	1,943		1.16%
JP Morgan - loans(2)	July 8, 2022	$13,824	$20,856		2.60%
Nomura - loans(3)	September 22, 2022	$228,523	$300,324		2.36%
Totals/weighted averages		$546,054	$718,154	(4)	1.74%

(1)Maximum borrowing capacity is the equivalent of the amount outstanding as of December 31, 2021.
(2)Maximum borrowing capacity as of December 31, 2021 was $150.0 million.
(3)Maximum borrowing capacity as of December 31, 2021 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on our balance sheet for GAAP as of December 31, 2021.

As of June 30, 2022, we had $509.5 million outstanding under our repurchase transactions compared to $546.1 million as of December 31, 2021. The maximum month-end balance outstanding during the three months ended June 30, 2022 was $548.9 million, compared to a maximum month-end balance for the three months ended December 31, 2021, of $563.0 million. The following table presents certain details of our repurchase transactions for the three months ended June 30, 2022 and December 31, 2021 ($ in thousands):

Table 16: Repurchase Balances

	Three months ended
	June 30, 2022	December 31, 2021
Balance at the end of period	$509,512	$546,054
Maximum outstanding balance during the quarter	$548,876	$562,999
Average balance	$517,222	$436,643

The increase in our average balance from $436.6 million for the three months ended December 31, 2021 to our average balance of $517.2 million for the three months ended June 30, 2022 as a result of certain assets being on the repurchase line for the entire quarter.

As of June 30, 2022 and December 31, 2021, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability and our senior convertible notes.

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

On August 4, 2022, our Board of Directors declared a dividend of $0.27 per share, to be paid on August 31, 2022 to stockholders of record as of August 15, 2022. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock paid out of our taxable income plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock paid out of our taxable income, plus the increase in our book value, taken together exceeds 8% (on an annualized basis) of our stock’s book value at the end of the year. During the three and six months ended June 30, 2022, we recorded incentive fees payable to the Manager of $0.1 million and $0.3 million, respectively. Comparatively, during the three and six months ended June 30, 2021 we recorded no incentive fee payable to the Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 7.21% on an annualized basis of our book value of $14.98 per share at June 30, 2022. If our taxable income increases, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related party transactions.

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

A summary of our investments in joint ventures is presented below ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	—%	$—	$—
	Trust certificates	$22,759	—%	9.36%	$2,130	$98

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	—%	$—	$—
	Trust certificates	$28,447	—%	20.00%	$5,689	$2,516

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$—
	Trust certificates	$20,166	—%	20.00%	$4,033	$790

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	—%	$—	$—
	Class B notes due 2058	$8,035	5.25%	—%	$—	$—
	Trust certificates	$20,662	—%	20.00%	$4,132	$743

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	—%	$—	$—
	Class B notes due 2058	$16,800	5.25%	—%	$—	$—
	Trust certificates	$43,201	—%	20.00%	$8,640	$3,995

Ajax Mortgage Loan Trust 2019-E/ September 2019	Class A notes due 2059	$181,101	3.00%	6.55%	$11,862	$4,765
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—%	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-A/ March 2019	Class A notes due 2057	$127,801	3.75%	20.00%	$25,560	$—
	Class B notes due 2057	$11,928	5.25%	20.00%	$2,386	$—

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
	Trust certificates	$30,672	—%	20.00%	$6,134	$—	(1)

Ajax Mortgage Loan Trust 2019-B/ March 2019	Class A notes due 2059	$163,325	3.75%	15.00%	$24,499	$—
	Class B notes due 2059	$15,244	5.25%	15.00%	$2,287	$—
	Trust certificates	$39,198	—%	15.00%	$5,880	$—	(1)

Ajax Mortgage Loan Trust 2019-C/ May 2019	Class A notes due 2058	$150,037	3.95%	5.00%	$7,502	$—
	Class B notes due 2058	$14,003	5.25%	34.00%	$4,761	$—
	Trust certificates	$36,009	—%	34.00%	$12,243	$—	(1)

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$5,657
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640
	Trust certificates	$33,941	—%	20.00%	$6,788	$6,820

Ajax Mortgage Loan Trust 2019-H/ December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$6,119
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,375

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$32,012
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,428
	Trust certificates	$59,852	—%	20.00%	$11,970	$11,934

Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%	10.01%	$33,970	$1,786
	Class B notes due 2060	$21,754	5.00%	10.01%	$2,178	$2,178
	Trust certificates	$73,964	—%	10.01%	$7,404	$7,393

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%	10.01%	$33,105	$5,811
	Class B notes due 2060	$30,867	5.00%	10.01%	$3,090	$3,090
	Trust certificates	$79,373	—%	10.01%	$7,945	$7,934

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained

Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%	$9,753		$6,991
	Class B notes due 2061	$18,170	3.72%		31.90%	$5,796		$5,796
	Trust certificates	$46,722	—%		31.90%	$14,904		$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%	$13,288		$10,512
	Class B notes due 2060	$25,529	4.00%		20.00%	$5,106		$5,106
	Trust certificates	$38,293	—%		20.00%	$7,659		$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(2)	Class A notes due 2060	$430,760	1.82%	(3)	10.01%	$43,119		$36,400
	Class M notes due 2060	$19,415	2.94%		10.01%	$1,943		$1,943
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%	$3,835		$3,835
	Class B-3 notes due 2060	$29,253	3.73%		19.57%	$5,725		$5,726
	Trust certificates	$518,357	—%		19.57%	$101,471	(4)	$3,466

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		12.60%	$59,986		$49,153
	Class B notes due 2061	$49,463	3.75%		12.60%	$6,232		$6,232
	Trust certificates	$92,743	—%		12.60%	$11,686		$11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%	$23,056		$18,444
	Class B notes due 2061	$32,995	3.75%		20.00%	$6,599		$6,413
	Trust certificates	$61,864	—%		20.00%	$12,373		$11,630

2021-NPL 1/ November 2021	Class A notes due 2051	$253,970	2.00%		16.33%	$41,482		$37,150
	Class B notes due 2051	$23,088	4.63%		16.33%	$3,771		$3,771
	Trust Certificates	$52,773	—%		16.33%	$8,620		$8,575

Ajax Mortgage Loan Trust 2022-A/ April 2022	Class A notes due 2061	$154,921	3.47%	(3)	23.28%	$36,066		$33,469
	Class M notes due 2061	$21,762	3.00%		23.28%	$5,066		$5,066

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
	Class B notes due 2061	$25,856	3.00%		23.28%	$6,019	$5,983
	Trust Certificates	$12,928	—%		23.28%	$3,010	$2,992

Ajax Mortgage Loan Trust 2022-B/ June 2022	Class A notes due 2062	$169,924	3.47%	(3)	17.18%	$29,193	$28,724
	Class M notes due 2062	$17,776	3.00%		17.18%	$3,054	$3,054
	Class B notes due 2062	$22,083	3.00%		17.18%	$3,794	$3,789
	Trust Certificates	$11,042	—%		17.18%	$1,897	$1,894

(1)The principal balance has been paid off, however, the security is still active and can receive future cash payments.
(2)Ajax Mortgage Loan Trust 2021-E was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust intends to make an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
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

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At June 30, 2022 and December 31, 2021, our repurchase obligations totaled $509.5 million and $546.1 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above.)

Our convertible senior notes had outstanding principal balances of $104.5 million at both June 30, 2022 and December 31, 2021. The notes will mature on April 30, 2024 unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. (See “Convertible Senior Notes” above.)

Our accrued interest expense associated with our repurchase obligations at June 30, 2022 and December 31, 2021, was $3.1 million and $4.9 million, respectively, and the accrued interest on our convertible senior notes at June 30, 2022 and December 31, 2021, was $15.5 million and $19.3 million, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of a financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest and we concurrently receive back our pledged collateral from the lender. Interest expense on our convertible senior notes is paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

We have two series of five-year warrants outstanding which allow the holders to purchase an aggregate of 5,250,000 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants back to us at a specified put price on or after July 6, 2023. We believe the most economically beneficial result for the holders will be to exercise the put, which we expect to settle for $41.5 million.

Our secured borrowings are not included under our contractual obligations as such borrowings are non-recourse to us and principal and interest are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Subsequent Events

We repurchased $5.0 million face amount of our outstanding preferred stock and associated warrants for our common stock. The repurchase of the preferred stock will save us approximately $0.3 million annually in preferred dividends while the repurchase of the warrants will reduce future put option accretion expense by approximately $0.6 million annually for a total expected annual savings of $0.9 million.

Since quarter end, we have acquired 22 residential RPLs in four transactions from four different sellers with aggregate UPB of $5.7 million. The purchase price of the RPLs was 97.0% of UPB and 39.5% of the estimated market value of the underlying collateral of $14.1 million.

We have agreed to acquire, subject to due diligence, 16 residential RPLs in eight transactions, and three NPLs in one transaction, with aggregate UPB of $5.7 million and $0.4 million, respectively. The purchase price of the residential RPLs is 86.4% of UPB and 60.4% of the estimated market value of the underlying collateral of $8.2 million. The purchase price of the NPLs is 71.5% of UPB and 70.0% of the estimated market value of the underlying collateral of $0.4 million.

On August 4, 2022, our Board of Directors declared a cash dividend of $0.27 per share to be paid on August 31, 2022 to stockholders of record as of August 15, 2022.

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

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

For both the three and six months ended June 30, 2022, we repurchased 475,355 shares of our common stock through open market transactions. Comparatively for the three and six ended June 30, 2021, we did not repurchase any shares of our common stock.

A summary of the repurchase activity is set forth in the table below ($ in thousands, except for per share amounts):

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 - June 30, 2022	475,355	$9.77	525,039	$19,904

Item 2A. Unregistered Sales of Securities

On May 9, 2022 we issued each of our five independent directors 1,553 shares of common stock in partial payment of their quarterly director fees for the first quarter of 2022. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: August 5, 2022	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)