Form 10-Q
period 2022-09-30
Great Ajax Corp.
filed 2022-11-04
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

As of November 2, 2022, 22,892,634 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$72,896	$84,426
Mortgage loans held-for-sale, net	—	29,572
Mortgage loans held-for-investment, net (1,2)	1,006,386	1,080,434
Real estate owned properties, net(3)	6,074	6,063
Investments in securities at fair value(4)	257,812	355,178
Investments in beneficial interests(5)	127,669	139,588
Receivable from servicer	8,803	20,899
Investments in affiliates	30,944	27,020
Prepaid expenses and other assets	16,390	16,500
Total assets	$1,526,974	$1,759,680
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,6)	$481,824	$575,563
Borrowings under repurchase transactions	463,256	546,054
Convertible senior notes, net(6)	104,061	102,845
Notes payable, net(6)	106,169	—
Management fee payable	1,945	2,279
Put option liability	10,722	23,667
Accrued expenses and other liabilities	7,501	8,799
Total liabilities	1,175,478	1,259,207
Commitments and contingencies – see Note 8
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 424,949 shares issued and outstanding at September 30, 2022 and 2,307,400 shares issued and outstanding at December 31, 2021	9,411	51,100
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 1,135,590 shares issued and outstanding at September 30, 2022 and 2,892,600 shares issued and outstanding at December 31, 2021	25,143	64,044
Common stock $0.01 par value; 125,000,000 shares authorized, 22,883,634 shares issued and outstanding at September 30, 2022 and 23,146,775 shares issued and outstanding at December 31, 2021	235	233
Additional paid-in capital	317,273	316,162
Treasury stock	(6,695)	(1,691)
Retained earnings	26,375	66,427
Accumulated other comprehensive (loss)/income	(22,420)	1,020
Equity attributable to stockholders	349,322	497,295
Non-controlling interests(7)	2,174	3,178
Total equity	351,496	500,473
Total liabilities and equity	$1,526,974	$1,759,680

The accompanying notes are an integral part of the consolidated financial statements.

(1)Mortgage loans held-for-investment, net include $687.0 million and $756.8 million of loans at September 30, 2022 and December 31, 2021, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $5.2 million and $7.1 million of allowance for expected credit losses at September 30, 2022 and December 31, 2021, respectively.
(2)As of September 30, 2022 and December 31, 2021, balances for Mortgage loans held-for-investment, net include $0.9 million and $1.4 million, respectively, from a 50.0% owned joint venture, which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP").
(3)Real estate owned properties, net, are presented net of valuation allowances of $0.4 million and $0.5 million at September 30, 2022 and December 31, 2021, respectively.
(4)As of September 30, 2022, Investments in securities at fair value include an amortized cost basis of $280.2 million and a net unrealized loss of $22.4 million. As of December 31, 2021, Investments in securities at fair value include an amortized cost basis of $354.2 million and net unrealized gains of $1.0 million.
(5)Investments in beneficial interests includes allowance for expected credit losses of zero and $0.6 million at September 30, 2022 and December 31, 2021, respectively.
(6)Secured borrowings, net are presented net of deferred issuance costs of $5.1 million at September 30, 2022 and $7.3 million at December 31, 2021. Convertible senior notes, net are presented net of deferred issuance costs of $0.5 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively. Notes payable, net are presented net of deferred issuance costs and discount of $3.8 million at September 30, 2022 and zero at December 31, 2021.
(7)As of September 30, 2022 non-controlling interests includes $1.0 million from a 50.0% owned joint venture, $1.1 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary. As of December 31, 2021 non-controlling interests includes $1.8 million from a 50.0% owned joint venture, $1.3 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
($ in thousands except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
INCOME
Interest income	$20,021	$23,054	$64,133	$70,137
Interest expense	(11,369)	(8,609)	(29,150)	(27,743)
Net interest income	8,652	14,445	34,983	42,394
Net decrease in the net present value of expected credit losses(1)	1,935	3,678	6,874	13,927
Net interest income after the impact of changes in the net present value of expected credit losses	10,587	18,123	41,857	56,321
(Loss)/income from investments in affiliates	(451)	90	(869)	610
Other income/(loss)	386	778	(6,727)	1,620
Total revenue, net	10,522	18,991	34,261	58,551
EXPENSE
Related party expense – loan servicing fees	1,952	1,743	6,049	5,275
Related party expense – management fee	1,948	2,292	6,604	6,835
Professional fees	667	526	1,431	1,929
Real estate operating expenses	(16)	(76)	136	197
Fair value adjustment on put option liability	2,917	2,493	9,712	6,638
Other expense	1,377	1,227	4,299	3,906
Total expense	8,845	8,205	28,231	24,780
Acceleration of put option settlement	8,813	—	12,344	—
Loss on debt extinguishment	—	—	—	1,072
(Loss)/income before provision for income taxes	(7,136)	10,786	(6,314)	32,699
Provision for income taxes	2,367	102	2,339	203
Consolidated net (loss)/income	(9,503)	10,684	(8,653)	32,496
Less: consolidated net (loss)/income attributable to the non-controlling interest	(42)	(578)	70	(47)
Consolidated net (loss)/income attributable to Company	(9,461)	11,262	(8,723)	32,543
Less: dividends on preferred stock	1,053	1,949	4,927	5,848
Less: discount on retirement of preferred stock	5,735	—	8,194	—
Consolidated net (loss)/income attributable to common stockholders	$(16,249)	$9,313	$(21,844)	$26,695
Basic (loss)/earnings per common share	$(0.71)	$0.40	$(0.95)	$1.16
Diluted (loss)/earnings per common share	$(0.71)	$0.38	$(0.95)	$1.10
Weighted average shares – basic	22,538,891	22,862,429	22,737,182	22,835,237
Weighted average shares – diluted	22,833,465	30,407,649	23,014,197	30,286,613

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three and nine months ended September 30, 2022 and 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Consolidated net (loss)/income attributable to common stockholders	$(16,249)	$9,313	$(21,844)	$26,695
Other comprehensive (loss)/income:
Net unrealized (loss)/income on investments in available-for-sale debt securities	(3,724)	1,767	(23,440)	3,043
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive (loss)/income	$(19,973)	$11,080	$(45,284)	$29,738

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
($ in thousands)	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net (loss)/income	$(8,653)	$32,496
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	1,536	979
Discount accretion on mortgage loans	(11,011)	(15,495)
Interest and discount accretion on investment in debt securities	(8,001)	(8,159)
Discount accretion on investment in beneficial interests	(8,831)	(12,339)
Gain on sale of mortgage loans	—	(122)
Loss on debt extinguishment	—	1,072
Gain on sale of real estate owned properties	(759)	(572)
Loss/(gain) on sale of securities	860	(201)
Impairment of real estate owned	78	170
Credit loss expense on mortgage loans and beneficial interests	357	1,197
Net decrease in the net present value of expected credit losses(1)	(6,874)	(13,927)
Loss on loans and joint venture refinancing on beneficial interests	8,038	—
Amortization of debt discount and prepaid financing costs	2,845	4,777
Undistributed loss/(income) from investment in affiliates	869	(610)
Fair value adjustment on put option liability	9,712	6,638
Preferred stock non-cash	(108)	—
Acceleration of put option settlement	12,344	—
Other non-cash charges	14	4
Net change in operating assets and liabilities
Prepaid expenses and other assets	(139)	(8,571)
Receivable from Servicer	12,111	(2,373)
Accrued expenses, management fee payable, and other liabilities	(353)	12
Net cash from operating activities	4,035	(15,024)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(10,690)	(128,422)
Principal paydowns on mortgage loans	126,791	145,442
Draws on small balance commercial loans	—	(10,366)
Proceeds from sale of mortgage loans	—	125,975
Proceeds from refinancing and sale of securities	123,933	90,229
Purchase of securities	(84,492)	(286,461)
Principal and interest collection on debt securities	56,275	111,238
Proceeds from sale of property held-for-sale	4,029	5,835
Purchase of property held-for-sale	(27)	—
Investment in equity method investments	(6,090)	—
Distribution from affiliates	946	1,381
Net cash from investing activities	210,675	54,851
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	138,244	376,301

The accompanying notes are an integral part of the consolidated interim financial statements.

Repayments on repurchase transactions	(221,042)	(398,093)
Proceeds from origination of secured borrowings	—	391,028
Repayments on secured borrowings	(95,939)	(354,990)
Payment of prepaid financing costs on secured borrowings	—	(7,339)
Purchase of bonds of non-controlling interest in subsidiaries	—	(5,887)
Repurchase of the Company's senior convertible notes	(75)	(7,463)
Proceeds from notes payable	108,910	—
Payment of prepaid financing costs on notes payable	(2,806)	—
Repurchase of preferred stock and warrants	(124,958)	—
Repurchase of common stock	(4,653)	—
Sale of common stock, net of offering costs	—	99
Sale of common stock pursuant to dividend reinvestment plan	288	166
Acquisition of non-controlling interest in subsidiary	—	(26,163)
Distribution to non-controlling interests	(1,074)	(325)
Dividends paid on common stock and preferred stock	(23,135)	(18,931)
Net cash from financing activities	(226,240)	(51,597)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,530)	(11,770)
CASH AND CASH EQUIVALENTS, beginning of period	84,426	107,147
CASH AND CASH EQUIVALENTS, end of period	$72,896	$95,377
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$26,716	$22,151
Cash paid for income taxes	$828	$358
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net transfer of loans to rental property or property held-for-sale	$3,332	$3,013
Issuance of common stock for management fee and compensation expense	$1,536	$979
Treasury stock received through distributions from investment in Manager	$350	$380
Non-cash adjustments to basis in mortgage loans	$18	$3,193
Other non-cash charges	$14	$4
Preferred stock non-cash	$(108)	$—
Unrealized (loss)/gain on available for sale securities, net of non-controlling interest and tax	$(23,440)	$3,043
Net transfer of loans (to)/from mortgage held-for-investment, net (from)/to mortgage loans held-for-sale, net	$(29,572)	$159,733

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the nine months ended September 30, 2022 and 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at nine months ended September 30, 2021
Balance at December 31, 2020	2,307,400	$51,100	2,892,600	$64,044	22,978,339	$231	$(1,159)	$317,424	$53,346	$375	$485,361	$29,130	$514,491
Net income	—	—	—	—	—	—	—	—	8,953	—	8,953	1,689	10,642
Issuance of shares under dividend reinvestment plan	—	—	—	—	4,228	—	—	47	—	—	47	—	47
Acquisition of non-controlling interest in subsidiary	—	—	—	—	—	—	—	(3,056)	—	—	(3,056)	(8,306)	(11,362)
Stock-based compensation expense	—	—	—	—	6,280	—	—	294	—	—	294	—	294
Dividends declared ($0.17 per share) and distributions	—	—	—	—	—	—	—	—	(5,799)	—	(5,799)	(84)	(5,883)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,306	1,306	—	1,306
Balance at March 31, 2021	2,307,400	$51,100	2,892,600	$64,044	22,988,847	$231	$(1,159)	$314,709	$56,500	$1,681	$487,106	$22,429	$509,535
Net income	—	—	—	—	—	—	—	—	12,328	—	12,328	(1,158)	11,170
Issuance of shares under dividend reinvestment plan	—	—	—	—	3,820	—	—	48	—	—	48	—	48
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(16,864)	(16,864)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Stock-based compensation expense	—	—	—	—	19,945	—	—	374	—	—	374	—	374
Dividends declared ($0.19 per share) and distributions	—	—	—	—	—	—	—	—	(6,326)	—	(6,326)	(169)	(6,495)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(30)	(30)	—	(30)
Treasury stock	—	—	—	—	(19,366)	—	(246)	—	—	—	(246)	—	(246)
Balance at June 30, 2021	2,307,400	$51,100	2,892,600	$64,044	22,993,246	$231	$(1,405)	$315,131	$62,502	$1,651	$493,254	$4,238	$497,492
Net income	—	—	—	—	—	—	—	—	11,262	—	11,262	(578)	10,684
Sale of shares	—	—	—	—	9,073	—	—	99	—	—	99	—	99
Issuance of shares under dividend reinvestment plan	—	—	—	—	5,049	—	—	71	—	—	71	—	71
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(307)	(307)
Stock-based compensation expense	—	—	—	—	142,557	1	—	310	—	—	311	—	311
Dividends declared ($0.21 per share) and distributions	—	—	—	—	—	—	—	—	(6,806)	—	(6,806)	(72)	(6,878)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,767	1,767	—	1,767
Treasury stock	—	—	—	—	(9,794)	—	(134)	—	—	—	(134)	—	(134)
Balance at September 30, 2021	2,307,400	$51,100	2,892,600	$64,044	23,140,131	$232	$(1,539)	$315,611	$66,958	$3,418	$499,824	$3,281	$503,105

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at nine months ended September 30, 2022
Balance at December 31, 2021	2,307,400	$51,100	2,892,600	$64,044	23,146,775	$233	$(1,691)	$316,162	$66,427	$1,020	$497,295	$3,178	$500,473
Net income	—	—	—	—	—	—	—	—	5,535	—	5,535	96	5,631
Issuance of shares under dividend reinvestment plan	—	—	—	—	9,739	—	—	115	—	—	115	—	115
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(819)	(819)
Stock-based management fee expense	—	—	—	—	39,558	1	—	436	—	—	437	—	437
Stock-based compensation expense	—	—	—	—	8,900	—	—	324	—	—	324	—	324
Dividends declared ($0.26 per share) and distributions	—	—	—	—	—	—	—	—	(7,966)	—	(7,966)	(90)	(8,056)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,778)	(9,778)	—	(9,778)
Reclass of conversion premium - convertible notes	—	—	—	—	—	—	—	(711)	—	—	(711)	—	(711)
Treasury stock	—	—	—	—	(10,406)	—	(117)	—	—	—	(117)	—	(117)
Balance at March 31, 2022	2,307,400	$51,100	2,892,600	$64,044	23,194,566	$234	$(1,808)	$316,326	$63,996	$(8,758)	$485,134	$2,365	$487,499
Net loss	—	—	—	—	—	—	—	—	(4,797)	—	(4,797)	16	(4,781)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Issuance of shares under dividend reinvestment plan	—	—	—	—	8,100	—	—	85	—	—	85	—	85
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Stock-based compensation expense	—	—	—	—	11,597	—	—	347	—	—	347	—	347
Dividends declared ($0.26 per share) and distributions	—	—	—	—	—	—	—	—	(7,940)	—	(7,940)	(93)	(8,033)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,938)	(9,938)	—	(9,938)
Repurchase of preferred stock	(768,519)	(17,020)	(231,481)	(5,125)	—	—	—	—	(2,459)	—	(24,604)	—	(24,604)
Treasury stock	—	—	—	—	(487,691)	—	(4,769)	—	—	—	(4,769)	—	(4,769)
Balance at June 30, 2022	1,538,881	$34,080	2,661,119	$58,919	22,726,572	$234	$(6,577)	$316,758	$48,800	$(18,696)	$433,518	$2,274	$435,792
Net loss	—	—	—	—	—	—	—	—	(9,461)	—	(9,461)	(42)	(9,503)
Issuance of shares under dividend reinvestment plan	—	—	—	—	9,315	—	—	88	—	—	88	—	88
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(34)	(34)
Stock-based compensation expense	—	—	—	—	159,309	1	—	427	—	—	428	—	428
Dividends declared ($0.27 per share) and distributions	—	—	—	—	—	—	—	—	(7,229)	—	(7,229)	(24)	(7,253)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - Series A shares	Preferred stock - Series A amount	Preferred stock - Series B shares	Preferred stock - Series B amount	Common stock shares	Common stock amount	Treasury stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income/(loss)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(3,724)	(3,724)	—	(3,724)
Repurchase of preferred stock	(1,113,932)	(24,669)	(1,525,529)	(33,776)	—	—	—	—	(5,735)	—	(64,180)	—	(64,180)
Treasury stock	—	—	—	—	(11,562)	—	(118)	—	—	—	(118)	—	(118)
Balance at September 30, 2022	424,949	$9,411	1,135,590	$25,143	22,883,634	$235	$(6,695)	$317,273	$26,375	$(22,420)	$349,322	$2,174	$351,496
The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2022
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

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. GA-TRS LLC ("GA-TRS") is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Parent of the Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and the Company has determined that it is the primary beneficiary of many of these VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned (“REO”) properties acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate Corp. is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate Corp. as a TRS under the Code.

The Operating Partnership, through interests in certain entities, as of September 30, 2022, held 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of September 30, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). The Company has securitized mortgage loans through a securitization trust and retained subordinated securities from the secured borrowings. This trust is considered to be a VIE, and the Company has determined that it is the primary beneficiary of this VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At September 30, 2022 the Company owned approximately 22.1% of Gaea. The Company accounts for its investment in Gaea under the equity method.

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

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company at both September 30, 2022 and December 31, 2021. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings is 99.9% owned by the Company as of September 30, 2022 and December 31, 2021. Similarly, as of September 30, 2022 and December 31, 2021, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E, which is a REMIC. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

During the second quarter of 2021, the majority of loans held by 2017-D were sold into Ajax Mortgage Loan Trust 2021-C ("2021-C"), a related party joint venture with third party institutional investors. The Company held a 50.0% ownership of the remaining loans held by 2017-D at both September 30, 2022 and December 31, 2021.

During the first quarter of 2021, the Company acquired the outstanding non-controlling ownership interest in Ajax Mortgage Loan Trust 2018-C ("2018-C"), a subsidiary that had been 63.0% owned by the Company with its results included in the Company's consolidated financial statements. As a result, at both September 30, 2022 and December 31, 2021, there were no non-controlling ownership interests in 2018-C held by third parties.

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

Investments in Securities at Fair Value

The Company’s Investments in Securities at Fair Value consist of investments in senior and subordinate notes issued by joint ventures which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive income. The Company marks its investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities are expected to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of operations. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

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

During the three and nine months ended September 30, 2022, the Company completed a series of preferred share repurchases. The Company repurchased and retired 1,113,932 and 1,882,451 shares, respectively, of its 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,525,529 and 1,757,010 shares, respectively of its 5.00% Series B Fixed-to-Floating Rate Preferred Stock.

Put Option Liability

As part of the Company’s capital raise transactions during the three months ended June 30, 2020, the Company issued two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share.

The warrants include a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability in the Company's consolidated balance sheets with an original basis of $9.5 million, reduced to $2.9 million at September 30, 2022 due to the Company's repurchases and retirement of warrants. The Company is accreting the amount of the liability under the effective interest method to its expected future put value and marks the obligation to market through earnings at each balance sheet date. The Company determines the fair value using a discounted cash flow method. The future put obligation was reduced to $15.7 million as of September 30, 2022 from an original value of $50.7 million due to the Company's repurchases and retirement of warrants.

Secured Borrowings

The Company, through securitization trusts which are VIEs, issues callable debt secured by its mortgage loans in the ordinary course of business. The secured borrowings facilitated by the trusts are structured as debt financings, and the mortgage loans used as collateral remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts. These secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest expense on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are carried on the Company’s consolidated balance sheets as a deduction from Secured borrowings, and are amortized to interest expense on an effective yield basis based on the underlying cash flow of the mortgage loans serving as collateral. The Company's unrated securitizations have a call provision and the Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization. See Note 8 — Commitments and Contingencies.

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

Convertible Senior Notes

During 2017 and 2018, the Company completed the public offer and sale of its convertible senior notes due 2024 (the "2024 Notes"). At September 30, 2022 and December 31, 2021, the UPB of the debt was $104.5 million and $104.6 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions, the 2024 Notes will be convertible by their holders into shares of the Company’s common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal

The accompanying notes are an integral part of the consolidated interim financial statements.

amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, are subject to adjustment under certain circumstances.

Coupon interest on the 2024 Notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated balance sheets as a reduction of the carrying value of the 2024 Notes, and are amortized to interest expense on an effective yield basis through April 30, 2023, the date at which the 2024 Notes can be converted. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. No sinking fund has been established for redemption of the principal.

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

Notes Payable

During August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 2027 (the "2027 Notes"). The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and two of its subsidiaries: Great Ajax Operating LLC (the "GP Guarantor") and Great Ajax II Operating Partnership L.P. (the "Subsidiary Guarantor," and together with the Company and the GP Guarantor, the "Guarantors"). The 2027 Notes are included in the Company's liabilities in its consolidated balance sheet at September 30, 2022. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes. At September 30, 2022, the UPB of the 2027 Notes was $110.0 million.

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

Under the Management Agreement, the Company pays a quarterly base management fee based on its stockholders' equity, including equity equivalents such as the Company's issuance of convertible senior notes, and may be required to pay a quarterly incentive management fee based on its cash distributions to its stockholders and the change in book value, and has the option to pay up to 100% of the base and incentive fees in cash or in shares of the Company's common stock. Management fees are expensed in the quarter incurred and the portion payable in common stock, if any, is accrued at quarter end. See Note 10 — Related Party Transactions.

Servicing Fees

The Company is also a party to a Servicing Agreement (the "Servicing Agreement"), expiring July 8, 2029, with the Servicer. Under the Servicing Agreement by and between the Company and the Servicer, the Servicer receives an annual servicing fee ranging from 0.65% annually of the UPB of loans that are re-performing at acquisition to 1.25% annually of UPB of loans that are non-performing at acquisition. Servicing fees are paid monthly. The total fees incurred by the Company for these services depends upon the UPB and type of mortgage loans that the Servicer services pursuant to the terms of the Servicing Agreement. The fees do not change if an RPL becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to

The accompanying notes are an integral part of the consolidated interim financial statements.

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

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based awards, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 60,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors. The Company may also periodically issue additional restricted stock awards to its independent directors under the Director Plan. In addition, through December 31, 2021, each of the Company’s independent directors received an annual fee of $100,000, payable quarterly, 40% in shares of the Company's common stock and 60% in cash. The annual fee was increased to $140,000, 50% of which is payable in shares of the Company’s common stock and 50% in cash, effective as of January 1, 2022. The committee chairpersons also receive annual fees for their services. Through December 31, 2021, the chairpersons of the Compensation and Corporate Governance committees each received an annual fee of $10,000, payable quarterly, 100% in cash. The annual fee was increased to $15,000, 100% payable in cash, effective as of January 1, 2022. Through December 31, 2021, the chairperson of the audit committee received an annual fee of $15,000, payable quarterly, 100% in cash. The annual fee was increased to $20,000, 100% payable in cash, effective as of January 1, 2022. Stock-based expense for the directors’ annual fee and the committee chairperson’s annual fee is expensed as earned, in equal quarterly amounts during the year, and accrued at quarter end.

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

The fair value of investments in debt securities is determined using estimates provided by the Company's financing counterparties. The Company also relies on the Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on these investments as a comparison to the estimates received from financing counterparties.

The fair value of investments in beneficial interests represent the residual investment in securitization trusts the Company forms with joint venture partners. The Company relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on its investments in beneficial interests.

The fair value of the Company's ownership interest in the Manager is valued by applying an earnings multiple to base fee revenue.

The fair value of the Company's ownership interests in AS Ajax E LLC and AS Ajax E II LLC are valued using estimates provided by financing counterparties and other publicly available information.

The fair value of the Company's ownership interest in GAFS, including warrants, is determined by applying an earnings multiple to expected earnings.

The fair value of the Company's ownership interest in Gaea is estimated using an implied capitalization rate applied to the value of the underlying properties and the Manager's propriety pricing model for loans.

The fair value of the Company's ownership interest in the loan pool LLCs is determined by using estimates of underlying assets and liabilities taken from its Manager's pricing model.

The fair value of secured borrowings is estimated using prices provided by the Company's financing counterparties, which are compared for reasonableness to the Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans collateralizing the debt. The Company is able to call the bonds issued in its secured borrowings at par value plus accrued interest pursuant to the terms of the offering documents. The Company carries its secured borrowings net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is partially driven by the deferred issuance costs.

The fair value of the Company's put option liability is adjusted to approximate market value through earnings. The put obligation is a fixed amount that may be settled in cash or shares of the Company’s common stock at the option of the Company. Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis, adjusted for subsequent repurchases, to the future put obligation over the 39-month term of the put option liability. The fair value of the Company's put option liability is measured quarterly with adjustments posted to the Company's consolidated statements of operations.
The Company’s borrowings under its repurchase agreements are short-term in nature, and the Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company’s 2024 Notes are traded on the NYSE under the ticker symbol "AJXA"; the debt’s fair value is determined from the closing price on the balance sheet date. The 2024 Notes may be redeemable at par plus accrued interest beginning on April 30, 2022 subject to satisfying the conversion price trigger. The Company carries its 2024 Notes net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is partially driven by the deferred issuance costs.

The 2027 Notes payable fair value is determined using estimates provided by third party valuation services using observed transactions for similar financing arrangements. The 2027 Notes will mature on September 1, 2027, unless earlier repurchased or redeemed. The Company carries the 2027 Notes payable net of deferred issuance costs.

The fair value of property held-for-sale is determined using the lower of its acquisition basis or net realizable value. Net realizable value is determined based on BPOs, appraisals, or other market indicators of fair value, which are then reduced by anticipated selling costs. Net unrealized losses due to changes in market value are recognized through a valuation allowance by charges to income.

The carrying values of the Company's Cash and cash equivalents, Receivable from Servicer, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.

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

Reclassifications

The Company reclassified its restricted cash relating to mortgage repurchases of $3.1 million at December 31, 2021, from Cash held in trust in its consolidated balance sheets to Prepaid expenses and other assets, to conform to the current period presentation. This resulted in a reclassification in its reported cash flows of $0.2 million during the nine months ended September 30, 2021, from the beginning of period cash total to its operating activities from Prepaid expenses and other assets. There was no effect on the Company's reported earnings.

Segment Information

The Company’s primary business is acquiring, investing in and managing a portfolio of mortgage loans. The Company operates in a single segment focused on re-performing mortgages, and to a lesser extent non-performing mortgages and real property.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40). The amendments in this update simplify the accounting for convertible instruments by removing certain accounting models that require separation of convertible instruments into debt and equity components with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums. Consequently a convertible instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single instrument recorded at historical cost as long as no other features require bifurcation or recognition as derivatives. The Company adopted 2020-06 using the modified retrospective method as of the beginning of its calendar year 2022 and recorded a reduction in its additional paid-in capital account of $0.7 million and a corresponding increase in the carrying value of its 2024 Notes of $0.7 million, representing the carrying value of the conversion feature associated with the 2024 Notes.

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

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022		December 31, 2021
Loan portfolio basis by asset type	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Residential RPLs	$887,412	$—	$941,565	$29,572
Residential NPLs	107,267	—	119,520	—
SBC loans	11,707	—	19,349	—
Total	$1,006,386	$—	$1,080,434	$29,572

Included on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021 are approximately $1.0 billion and $1.1 billion, respectively, of RPLs, NPLs, and SBC loans that are held-for-investment and approximately zero and $29.6 million, respectively, of RPLs held-for-sale. At March 31, 2022 the Company reclassified $29.6 million of Mortgage loans held-for-sale to the Mortgage loans held-for-investment line in its consolidated balance sheet as it no longer intends to sell these loans.

The categorization of RPLs, NPLs and SBC loans is determined at acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income as well as credit and non-credit discount, less principal and interest cash flows received. The carrying values at September 30, 2022 and December 31, 2021, for the Company's loans in the table above, are presented net of a cumulative allowance for expected credit losses of $5.2 million and $7.1 million, respectively, reflected in the appropriate lines in the table by loan type. For the three and nine months ended September 30, 2022, the Company recognized $1.9 million and $7.0 million, respectively, of revenue due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows. Comparatively, for the three and nine months ended September 30, 2021, the Company recognized $0.9 million and $9.1 million, respectively, of revenue due to a net decrease in expected credit losses resulting from increases in the present value of expected cash flows. For the three and nine months ended September 30, 2022, the Company accreted $16.8 million and $53.4 million, respectively, net of the impact of net changes in expected credit losses into interest income with respect to its RPL, NPL and SBC loans. Comparatively, for the three and nine months ended September 30, 2021, the Company accreted $16.6 million and $58.7 million, respectively, net of impact of net changes in expected credit losses into interest income with respect to its RPL, NPL and SBC loans.

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

During the three and nine months ended September 30, 2022, the Company purchased 34 and 40 RPLs with UPB of $9.1 million and $10.3 million, respectively. Comparatively, during the three and nine months ended September 30, 2021 the Company purchased four and 241 RPLs with UPB of $0.5 million and $41.7 million, respectively. During the three and nine months ended September 30, 2022, the Company purchased three and eight NPLs with UPB of $0.4 million and $1.5 million, respectively. Comparatively, for the three and nine months ended September 30, 2021, the Company purchased 364 and 367 NPLs with UPB of $90.9 million and $91.5 million, respectively. The Company purchased no SBC loans during both the three and nine months ended September 30, 2022. Comparatively, the Company had no SBC acquisitions during the three months

The accompanying notes are an integral part of the consolidated interim financial statements.

ended September 30, 2021; however, during the nine months ended September 30, 2021, the Company acquired one SBC loan with UPB of $3.6 million.

During the three and nine months ended September 30, 2022, the Company sold no mortgage loans. Comparatively, during the three months ended September 30, 2021, the Company sold no mortgage loans; however, during the nine months ended September 30, 2021, the Company sold 760 loans with a carrying value of $129.2 million and UPB of $133.8 million, to a sponsored joint venture between the Company and a third party accredited institutional investor resulting in the removal of the related loans from the consolidated balance sheet. The Company retained various classes of securities from the joint venture. See Note 10 — Related Party Transactions.

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

During the first quarter of 2022, the Company re-pooled all of the mortgage loans in its portfolio to reflect recent trends in market conditions and loan performance. At January 1, 2022, the Company's mortgage loans were re-aggregated based on payment patterns observed during the prior 18 month period. The portfolio is split between the Operating Partnership and Great Ajax REIT II as the entities are separate taxpayers and must maintain separate and complete books and records. At both the Operating Partnership and Great Ajax REIT II, the Company uses the following three pools for a total of six CECL pools:

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

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	September 30, 2022
Mortgage loans held-for-investment, net	2022	2021	2020	2019	2018	2017	2009-2016	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$—	$1,062	$5,542	$6,859	$2,536	$2,809	$32,584	$204,582	$82,589	$338,563
GAOP - 7f7 <50	—	—	—	60	—	—	2,264	34,474	11,256	48,054
GAOP - 6f6 and below	2,071	1,002	876	1,479	589	1,707	17,784	98,879	31,143	155,530
Great Ajax II REIT - 7f7 >50	—	—	737	602	806	609	36,356	256,314	91,486	386,910
Great Ajax II REIT - 7f7 <50	—	—	—	203	15	—	3,930	28,362	8,744	41,254
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	48	4,976	19,988	11,063	36,075
Total	$2,071	$2,064	$7,155	$9,203	$3,946	$5,173	$97,894	$642,599	$236,281	$1,006,386

	December 31, 2021
Mortgage loans held-for-investment, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$764	$181	$698	$328	$1,730	$46,041	$339,759	$125,095	$514,596
2021-B	—	—	589	—	2,353	443	28,541	159,318	50,948	242,192
2019-C	—	—	—	—	265	—	9,020	96,995	39,801	146,081
California	—	—	1,268	1,248	—	—	1,681	6,431	1,373	12,001
7f7 and better	471	—	2,019	1,541	440	—	3,847	17,032	6,891	32,241
6f6 and below	—	1,351	1,783	1,470	209	368	9,885	70,163	28,774	114,003
18-1 LLC	—	—	605	176	284	429	819	33	10	2,356
Non-PCD	3,771	8,831	3,855	—	507	—	—	—	—	16,964
Total	$4,242	$10,946	$10,300	$5,133	$4,386	$2,970	$99,834	$689,731	$252,892	$1,080,434

	December 31, 2021
Mortgage loans held-for-sale, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Ajax N	$—	$—	$204	$—	$—	$—	$4,267	$15,893	$9,208	$29,572
Total	$—	$—	$204	$—	$—	$—	$4,267	$15,893	$9,208	$29,572

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans	PCD Loans	Non-PCD Loans
Par	$9,509	$—	$91,392	$—	$11,851	$—	$133,245	$3,611
(Discount)/premium	(740)	—	2,582	—	(880)	—	(737)	(8)
Allowance	(253)	—	(5,962)	—	(281)	—	(7,689)	—
Purchase Price	$8,516	$—	$88,012	$—	$10,690	$—	$124,819	$3,603

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows as compared to the amounts expected to be contractually received. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows as compared to its contractual amounts due. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the three months ended September 30, 2022, the Company recorded a $2.3 million reclassification to non-credit discount from the allowance for expected credit losses, and during the nine months ended September 30, 2022, the Company recorded a $4.5 million reclassification from non-credit discount to the allowance for expected credit losses. The reclassification to non-credit discount from the allowance for expected credit losses is driven by collections of cash that were previously unanticipated at acquisition as payment performance exceeded original expectations. During the three and nine months ended September 30, 2022, this was followed by a $1.9 million and $7.0 million, respectively, reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During both the three and nine months ended September 30, 2022, the Company also recorded $0.3 million increases in the allowance for expected credit losses due to new acquisitions. Comparatively, during the three months ended September 30, 2021 the Company recorded a $1.2 million reclassification to non-credit discount from the allowance for expected credit losses, and during the nine months ended September 30, 2021 the Company recorded a $2.6 million reclassification from non-credit discount to the allowance for expected credit losses. During the three and nine months ended September 30, 2021, this was followed by a $0.9 million and $9.1 million, respectively, reversal of the allowance for expected credit losses due to the increase in the net present value of expected cash flows. During the three and nine months ended September 30, 2021, the Company also recorded $6.0 million and $7.7 million increases, respectively, in the allowance for expected credit losses due to new acquisitions. During the three and nine months ended September 30, 2021, the Company reclassified zero and $1.7 million, respectively, of allowance to non-credit discount to reflect the impact of moving pool 2017-D to mortgage loans to a held-for-sale, net classification on the balance sheet. An analysis of the balance in the allowance for expected credit losses account follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Allowance for expected credit losses, beginning of period	$(9,126)	$(9,833)	$(7,112)	$(13,712)
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment expectations	2,304	1,175	(4,488)	(2,607)
Increase in allowance for expected credit losses for loan acquisitions	(253)	(5,962)	(281)	(7,689)
Credit loss expense on mortgage loans	(80)	(164)	(307)	(757)
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	1,935	908	6,968	9,148
Reversal of allowance upon reclass of mortgage loans held-for-sale, net	—	—	—	1,741
Allowance for expected credit losses, end of period	$(5,220)	$(13,876)	$(5,220)	$(13,876)

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$194,956	$1,320	$38,515	$102,141	$1,631	$338,563
GAOP - 7f7 <50	24,169	235	6,987	16,439	224	48,054
GAOP - 6f6 and below	6,598	337	711	99,603	48,281	155,530
Great Ajax II REIT - 7f7 >50	328,288	3,412	35,631	19,474	105	386,910
Great Ajax II REIT - 7f7 <50	34,585	671	3,942	2,056	—	41,254
Great Ajax II REIT - 6f6 and below	—	—	323	32,843	2,909	36,075
Total	$588,596	$5,975	$86,109	$272,556	$53,150	$1,006,386

	December 31, 2021
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$398,200	$52,782	$19,530	$41,931	$2,153	$514,596
2021-B	61,066	24,428	24,807	113,459	18,432	242,192
2019-C	78,238	13,920	11,738	35,727	6,458	146,081
California	3,938	661	—	5,132	2,270	12,001
7f7 and better	13,087	4,192	1,718	13,068	176	32,241
6f6 and below	15,169	4,408	2,064	62,456	29,906	114,003
18-1 LLC	2,123	67	111	55	—	2,356
Non-PCD	16,457	—	—	—	507	16,964
Total	$588,278	$100,458	$59,968	$271,828	$59,902	$1,080,434

	December 31, 2021
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Ajax N	$13,485	$3,927	$2,369	$7,828	$1,963	$29,572
Total	$13,485	$3,927	$2,369	$7,828	$1,963	$29,572

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties or through conversions of mortgage loans in its portfolio when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Property Held-for-Sale and Rental Property

As of both September 30, 2022 and December 31, 2021, the Company’s net investments in real estate owned properties was $6.1 million, all of which related to properties held-for-sale. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. Also, included in the properties held-for-sale balance for the periods as of September 30, 2022 and December 31, 2021, was $0.4 million and $0.7 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. As of September 30, 2022 and December 31, 2021, the Company had no rental properties. As of September 30, 2022 and December 31, 2021, the Company had a total of 37 and 31 real estate owned properties, respectively. For the three and nine months ended September 30, 2022 and 2021, the majority of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, reclassified out of the mortgage loan portfolio or from rental properties, or acquired through direct purchase.

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents the activity in the Company’s carrying value of REO property for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
Property Held-for-Sale and Rental Property	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	37	$7,434	25	$4,768	31	$6,063	38	$8,526
Net transfers from mortgage loans	8	1,099	10	1,739	18	3,332	17	3,013
Purchases	1	27	—	—	1	27	—	—
Adjustments to record at lower of cost or fair value	—	22	—	78	—	(78)	—	(170)
Depreciation on rental properties	—	—	—	(1)	—	—	—	(7)
Disposals	(9)	(2,508)	(4)	(487)	(13)	(3,270)	(24)	(5,265)
Balance at end of period	37	$6,074	31	$6,097	37	$6,074	31	$6,097

Dispositions

During the three and nine months ended September 30, 2022, the Company sold 9 and 13 REO properties, respectively, realizing net gains of approximately $0.8 million during both periods. Comparatively, for the three and nine months ended September 30, 2021, the Company sold 4 and 24 REO properties, respectively, realizing net gains of approximately $0.4 million and $0.6 million, respectively. These amounts are included in Other income on the Company's consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded a recovery of lower of cost or net realizable value adjustments in Real estate operating expense of $22.0 thousand and an expense of lower of cost or net realizable value adjustments in Real estate operating expense of $0.1 million, respectively. Comparatively, for the three and nine months ended September 30, 2021, the Company recorded a recovery of lower of cost or net realizable value adjustments in Real estate operating expense of $0.1 million and recorded an expense of lower of cost or net realizable value adjustments in Real estate operating expense of $0.2 million, respectively.

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

The accompanying notes are an integral part of the consolidated interim financial statements.

	As of September 30, 2022
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities, at fair value	$280,232	$42	$(22,462)	$257,812
Investment in beneficial interests at amortized cost, net of allowance for credit losses	127,669	—	—	127,669
Total investments	$407,901	$42	$(22,462)	$385,481

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities of $0.1 million.

	As of December 31, 2021
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities, at fair value	$354,158	$1,822	$(802)	$355,178
Investment in beneficial interests at amortized cost, net of allowance for credit losses	139,588	—	—	139,588
Total investments	$493,746	$1,822	$(802)	$494,766

(1)Basis amount is net of amortized discount, allowance for expected credit losses on beneficial interests, principal paydowns and interest receivable on securities of $0.3 million.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of September 30, 2022
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Carrying value
Debt securities due November 2051(3)	March 2025	$38,789	$(1,787)	$37,002
Debt securities due September 2059(4)	February 2023/April 2023	15,714	(739)	14,975
Debt securities due November 2059(3)	April 2023	7,036	(238)	6,798
Debt securities due December 2059(3)	July 2023	34,779	(2,062)	32,717
Debt securities due March 2060(3)	February 2025	15,051	(1,621)	13,430
Debt securities due June 2060(3)	March 2024	8,310	(504)	7,806
Debt securities due December 2060(3)	July 2029	43,978	(5,262)	38,716
Debt securities due January 2061(5)	September 2024	12,250	(728)	11,522
Debt securities due June 2061(6)	January 2025/February 2025	76,947	(8,075)	68,872
Debt securities due October 2061(3)	April 2029	12,542	(857)	11,685
Debt securities due March 2062(3)	May 2029	11,332	(589)	10,743
Total		$276,728	$(22,462)	$254,266

(1)Step-up date is the date at which the coupon interest rate on the security increases. The Company expects the security to be called before the step-up date.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This security has been in an unrealized loss position for less than 12 months.
(4)This line is comprised of two securities that are both due September 2059. One security with a balance of $0.3 million has been in a loss position for less than 12 months and has a step-up date in February 2023, and the other security of $0.4 million has been in a loss position for less than 12 months and has a step-up date in April 2023.
(5)This security has been in an unrealized loss position for 12 months or longer.
(6)This line is comprised of two securities that are both due June 2061. One security with a balance of $5.4 million has been in an unrealized loss position for 12 months or longer and has a step-up date in January 2025, and the other security of $2.6 million has been in a loss position for less than 12 months and has a step-up date in February 2025.

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

As of September 30, 2022, the Company had a gross unrealized loss of $22.5 million and a gross unrealized gain of $42.0 thousand in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments with a fair value of $257.8 million, which includes $0.1 million in interest receivable. As of December 31, 2021, the Company recorded $1.8 million of gross unrealized gains and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments with a fair value of $355.2 million, which includes $0.3 million in interest receivable.

During the three months ended September 30, 2022, the Company acquired zero securities. During the nine months ended September 30, 2022, the Company re-securitized, with an accredited institutional investor, Ajax Mortgage Loan Trust 2018-D and 2018-G ("2018-D and -G") joint ventures into Ajax Mortgage Loan Trust 2022-A ("2022-A") and retained 23.28% or $49.2 million of varying classes of agency rated securities and equity. 2022-A acquired 811 RPLs and NPLs with UPB of $215.5 million and an aggregate property value of $518.8 million. The AAA through A rated securities represent 71.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. This is the first fully rated securitization structure to include a substantial amount of NPLs. Approximately 33.90% of loan UPB in 2022-A was 60 days or more delinquent. Also, the Company re-securitized, with an accredited institutional investor, Ajax Mortgage Loan Trust 2019-A and 2019-B ("2019-A and -B") joint ventures into Ajax Mortgage Loan Trust 2022-B ("2022-B") and retained 17.18% or $36.8 million of varying classes of agency rated securities and equity. 2022-B acquired 1,106 RPLs and NPLs with UPB of $220.8 million and an aggregate property value of $575.5 million. The AAA through A rated securities represent 76.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. Comparatively, during the three and nine months ended September 30, 2021, the Company acquired $54.7 million and $287.6 million, respectively, in aggregate of debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issued senior notes and beneficial interests. In certain transactions, the joint ventures also issued subordinated notes. Of the $54.7 million and $287.6 million, respectively, the Company acquired $43.2 million and $213.1 million, respectively, in senior notes, $8.3 million and $31.8 million, respectively, in subordinate notes and $3.2 million and $42.7 million, respectively, in beneficial interests issued by joint ventures. As of September 30, 2022, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $257.8 million and $127.7 million, respectively.

At December 31, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $355.2 million and $139.6 million, respectively. During the three and nine months ended September 30, 2022, the Company sold senior notes issued by certain joint ventures and recognized a loss of $0.9 million. Comparatively, during the three and nine months ended September 30, 2021, the Company sold senior notes issued by certain joint ventures and recognized a gain of $0.2 million. As of September 30, 2022 and December 31, 2021, the Company had no securities that were past due.

The accompanying notes are an integral part of the consolidated interim financial statements.

During the first quarter of 2022, the Company recorded an impairment of $4.0 million on its beneficial interests in 2018-D and -G in other loss/income on its consolidated statements of operations, which became a realized loss when the transaction closed during the second quarter of 2022. During the second quarter of 2022, the Company recorded a loss of $2.1 million on its beneficial interests in 2019-A and -B in other loss/income on its consolidated statements of operations. Although the Company continues to own approximately the same interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interest in 2022-A and -B and cash received from the sale of the underlying loans in 2022-A and -B. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected cash proceeds at redemption. For the three and nine months ended September 30, 2022, the Company recognized a loss of zero and $6.1 million, respectively, in other loss/income.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Par	$—	$5,177	$14,720	$51,662
(Discount)/premium	—	(1,346)	1,087	(6,771)
Allowance	—	(618)	—	(2,211)
Purchase Price	$—	$3,213	$15,807	$42,680

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

During the three and nine months ended September 30, 2022, the Company recorded a zero and $0.8 million reclassification to non-credit discount from the allowance for changes in payment expectations and zero and $0.1 million increase in the allowance for expected credit losses due to decreases in the net present value of expected cash flows, respectively. Comparatively, during three and nine months ended September 30, 2021, the Company recorded a reclassification from non-credit discount to the allowance for changes in payment expectations of $0.3 million and $0.5 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded reversals of the allowance for expected credit losses for beneficial interests of $2.8 million and $4.8 million, respectively.

An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Allowance for expected credit losses, beginning balance	$—	$(2,959)	$(615)	$(4,453)
Reclassification (from)/to non-credit discount (to)/from the allowance for changes in payment expectations	—	(344)	759	(502)
Credit loss expense on beneficial interests	—	(85)	(50)	(440)
Reversal of/(increase in) allowance for expected credit losses due to increases/(decreases) in the net present value of expected cash flows	—	2,770	(94)	4,777
Allowance for expected credit losses, ending balance	$—	$(618)	$—	$(618)
The accompanying notes are an integral part of the consolidated interim financial statements.

Note 6 — Fair Value

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$257,812	$—	$257,812	$—
Recurring financial liabilities
Put option liability	$10,722	$—	$—	$10,722

		Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$355,178	$—	$355,178	$—
Recurring financial liabilities
Put option liability	$23,667	$—	$—	$23,667

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$1,006,386	$—	$—	$986,977
Investment in beneficial interests	$127,669	$—	$—	$127,669
Investment in Manager	$942	$—	$—	$11,357
Investment in AS Ajax E LLC	$473	$—	$616	$—
Investment in AS Ajax E II LLC	$2,261	$—	$2,274	$—
Investment in GAFS, including warrants	$2,142	$—	$—	$3,320
Investment in Gaea	$24,932	$—	$—	$26,326
Investment in Loan pool LLCs	$194	$—	$—	$778
Financial liabilities
Secured borrowings, net	$481,824	$—	$433,736	$—
Borrowings under repurchase transactions	$463,256	$—	$463,256	$—
Convertible senior notes, net	$104,061	$99,750	$—	$—
Notes payable	$106,169	$—	$102,720	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

		Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$1,080,434	$—	$—	$1,174,660
Mortgage loans held-for-sale, net	$29,572	$—	$—	$32,857
Investment in beneficial interests	$139,588	$—	$—	$139,588
Investment in Manager	$1,502	$—	$—	$12,346
Investment in AS Ajax E LLC	$569	$—	$721	$—
Investment in AS Ajax E II LLC	$2,550	$—	$2,824	$—
Investment in GAFS, including warrants	$2,602	$—	$—	$3,320
Investment in Gaea	$19,571	$—	$—	$21,170
Investment in Loan pool LLCs	$226	$—	$—	$853
Financial liabilities
Secured borrowings, net	$575,563	$—	$580,166	$—
Borrowings under repurchase agreement	$546,054	$—	$546,054	$—
Convertible senior notes, net	$102,845	$108,816	$—	$—

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the mortgage loans.

The fair value of investments in debt securities is determined using estimates provided by the Company's financing counterparties. The Company also relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on these investments as a comparison to the estimates received from financing counterparties.

The fair value of investments in beneficial interests represent the residual investment in securitization trusts the Company forms with joint venture partners. The Company relies on its Manager’s proprietary pricing model to estimate the underlying cash flows expected to be collected on its investments in beneficial interests.

The fair value of the Company's ownership interest in the Manager is valued by applying an earnings multiple to base fee revenue.

The fair value of the Company’s ownership interest in AS Ajax E LLC and AS Ajax E II LLC are valued using estimates provided by financing counterparties or other publicly available information.

The fair value of the Company’s ownership interest in GAFS, including warrants, is determined by applying an earnings multiple to expected earnings.

The fair value of the Company’s ownership interest in Gaea is estimated using an implied capitalization rate applied to the value of the underlying properties and the Manager's propriety pricing model for loans.

The fair value of the Company’s ownership interest in the loan pool LLCs is determined by using estimates of underlying assets and liabilities taken from its Manager’s pricing model.

The fair value of secured borrowings is estimated using prices provided by the Company's financing counterparties, which are compared for reasonableness to the Manager’s proprietary pricing model which estimates expected cash flows of the underlying mortgage loans collateralizing the debt. The Company is able to call the bonds issued in its secured borrowings at par value plus accrued interest pursuant to the terms of the offering document. The Company carries its secured borrowings net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is partially driven by the deferred issuance costs.

The Company’s put option liability is adjusted to approximate market value through earnings. The put obligation is a fixed amount that may be settled in cash or shares of the Company’s common stock at the option of the Company. Fair value is

The accompanying notes are an integral part of the consolidated interim financial statements.

determined using the discounted cash flow method using a rate to accrete the initial basis, adjusted for subsequent repurchases, to the future put obligation. The fair value of the Company’s put option liability is measured quarterly with adjustments posted to the Company's consolidated statements of operations.

The Company’s borrowings under repurchase agreements are short-term in nature, and the Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

The Company’s 2024 Notes are traded on the NYSE; the debt’s fair value is determined from the NYSE closing price on the balance sheet date. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. The Company carries its 2024 Notes net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is partially driven by the deferred issuance costs.

The 2027 Notes payable fair value is determined using estimates provided by third party valuation services using observed transactions for similar financing arrangements. The 2027 Notes will mature on September 1, 2027, unless earlier repurchased or redeemed. The Company carries the 2027 Notes payable net of deferred issuance costs.

The carrying values of its Cash and cash equivalents, Receivable from Servicer, Prepaid expenses and other assets, Management fee payable and Accrued expenses and other liabilities are equal to or approximate fair value.

Non-financial assets

The fair value of property held-for-sale is determined using the lower of its acquisition cost ("cost") or net realizable value. Net realizable value is determined based on BPOs, appraisals, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 ($ in thousands):

			Level 1	Level 2	Level 3
September 30, 2022	Carrying value	Nine months ended fair value adjustment recognized in the consolidated statements of operations	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,074	$(78)	$—	$—	$6,074

			Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Fair value adjustment recognized in the consolidated statements of operations	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,063	$(293)	$—	$—	$6,063

Note 7 — Affiliates

Unconsolidated Affiliates

At both September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021, the Company had ownership interests in six affiliated entities accounted for under the equity method of accounting.

At both September 30, 2022 and December 31, 2021, the Company’s ownership interest in the Manager, a privately held company for which there is no public market for its securities, was approximately 19.8%. The Company accounts for its ownership interest in the Manager using the equity method.

The accompanying notes are an integral part of the consolidated interim financial statements.

At both September 30, 2022 and December 31, 2021, the Company's ownership interest was approximately 8.0% in GAFS. The Company accounts for its investment in GAFS using the equity method.

At September 30, 2022 and December 31, 2021, the Company owned approximately 22.1% and 22.8% of Gaea, respectively. The Company accounts for its ownership interest in Gaea using the equity method.

At both September 30, 2022 and December 31, 2021, the Company’s ownership interest in AS Ajax E LLC, a Delaware trust formed to own residential mortgage loans and residential real estate assets, was approximately 16.5%. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. The Company accounts for its ownership interest using the equity method.

At both September 30, 2022 and December 31, 2021, the Company’s ownership interest was approximately 40.1% in two loan pool LLCs managed by the Servicer, which hold investments in RPLs and NPLs. The Company accounts for its ownership interest using the equity method.

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended September 30,		Nine months ended September 30,
Net income/(loss) at 100%	2022	2021	2022	2021
AS Ajax E LLC	$45	$66	$85	$162
Loan pool LLCs	$(49)	$(41)	$(81)	$(92)
Thetis Asset Management LLC	$(502)	$665	$(1,065)	$2,945
Gaea Real Estate Corp.	$(757)	$(123)	$(1,209)	$136
Great Ajax FS LLC	$(2,458)	$(460)	$(5,734)	$(1,148)

	September 30, 2022		December 31, 2021
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$2,957	$2	$3,545	$2
Loan pool LLCs	$2,247	$4,147	$2,242	$4,060
Thetis Asset Management LLC	$7,255	$2,791	$9,498	$1,904
Gaea Real Estate Corp.	$151,121	$44,717	$105,667	$24,305
Great Ajax FS LLC	$76,156	$62,838	$66,355	$47,293

The accompanying notes are an integral part of the consolidated interim financial statements.

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended September 30,		Nine months ended September 30,
Net income/(loss) at the Company's share	2022	2021	2022	2021
AS Ajax E LLC	$7	$11	$14	$27
Loan pool LLCs	$(20)	$(16)	$(33)	$(37)
Thetis Asset Management LLC	$(99)	$132	$(211)	$583
Gaea Real Estate Corp.	$(167)	$(28)	$(268)	$32
Great Ajax FS LLC	$(197)	$(37)	$(460)	$(92)

	September 30, 2022		December 31, 2021
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$487	$—	$583	$—
Loan pool LLCs	$902	$1,670	$900	$1,635
Thetis Asset Management LLC	$1,437	$553	$1,881	$377
Gaea Real Estate Corp.	$33,322	$9,860	$24,092	$5,542
Great Ajax FS LLC	$6,092	$5,027	$5,308	$3,783

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. At both September 30, 2022 and December 31, 2021, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. At both September 30, 2022 and December 31, 2021, the Company held a 50.0% ownership in the remaining loans held by 2017-D. Great Ajax II REIT wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. At both September 30, 2022 and December 31, 2021, Great Ajax II REIT was 99.9% owned by the Company. Similarly, as of September 30, 2022 and December 31, 2021, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E.

Note 8 — Commitments and Contingencies

The Company regularly enters into agreements to acquire additional mortgage loans and mortgage-related assets, subject to continuing diligence on such assets and other customary closing conditions. There can be no assurance that the Company will acquire any or all of the mortgage loans or other assets identified in any acquisition agreement as of the date of these consolidated financial statements, and it is possible that the terms of such acquisitions may change.

At September 30, 2022, the Company had commitments to purchase with third party institutional accredited investors, subject to due diligence, 2,065 RPLs secured by single-family residences with aggregated UPB of $312.5 million. See Note 15 — Subsequent Events, for remaining open acquisitions as of the filing date.

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

During the three and nine months ended September 30, 2022, the Company repurchased and retired 1,113,932 and 1,882,451 shares, respectively, of its series A preferred stock and 1,525,529 and 1,757,010 shares, respectively, of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased during the three and nine months ended September 30, 2022, for an aggregate of $64.2 million and $88.7 million, respectively, at an average price of $24.32 and $24.37 per share, respectively, representing a discount of approximately 2.7% and 2.5%, respectively, to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $5.7 million and $8.2 million of preferred stock discount during the three and nine months ended September 30, 2022. There was no repurchase of preferred stock in either the three or nine months ended September 30, 2021. Also during the three and nine months ended September 30, 2022, the Company repurchased and retired 3,299,328 and 4,549,328 of the outstanding warrants for $25.8 million and $35.0 million, respectively. The remaining liability on the consolidated balance sheet at September 30, 2022 for the present value of the put liability on the remaining outstanding warrants is $10.7 million, representing the fair value of the put liability at the balance sheet date. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $15.7 million and marks the obligation to market through earnings. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of operations. The following table sets forth the details of the Company's put option liability ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$24,834	$18,350	$23,667	$14,205
Fair value adjustments during the period	2,917	2,493	9,712	6,638
Repurchases	(17,029)	—	(22,657)	—
Ending balance	$10,722	$20,843	$10,722	$20,843

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 9 — Debt

Repurchase Agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $150.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month SOFR, which is fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of a Trust to repurchase these mortgage loans at a future date are guaranteed by the Company's Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	September 30, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Barclays - bonds(1)		$110,312	$152,652		3.61%
A Bonds	October 3, 2022	37,657	54,929		3.45%
	October 7, 2022	7,982	9,497		2.96%
	October 21, 2022	54,507	71,674		3.73%
B Bonds	October 3, 2022	3,975	6,338		3.71%
	October 21, 2022	4,684	7,703		4.30%
M Bonds	October 7, 2022	311	533		3.52%
	October 21, 2022	1,196	1,978		3.94%
Nomura - loans(2)	October 6, 2022	$224,698	$294,666		5.10%
Nomura - bonds(1)		$38,513	$57,268		4.57%
A Bonds	October 12, 2022	4,156	5,572		3.82%
	November 18, 2022	7,139	10,178		4.16%
	December 16, 2022	4,026	5,364		4.68%
	December 23, 2022	12,177	18,457		4.80%
B Bonds	November 14, 2022	2,937	4,427		4.52%
	November 23, 2022	3,172	5,179		4.58%
	December 16, 2022	1,106	1,687		5.08%
	December 23, 2022	3,800	6,404		5.20%
Goldman Sachs - bonds(1)		$3,464	$4,758		3.95%
A Bonds	October 14, 2022	3,464	4,758		3.95%
JP Morgan - bonds(1)		$74,035	$106,229		3.88%
A Bonds	December 6, 2022	5,299	7,235		3.11%
	December 7, 2022	7,180	9,027		3.95%
	March 24, 2023	22,131	30,400		5.41%
B Bonds	November 4, 2022	9,278	14,106		3.99%
	December 6, 2022	13,149	20,840		3.31%
M Bonds	October 14, 2022	16,487	23,722		2.44%
	December 7, 2022	511	899		4.41%
JP Morgan - loans(3)	July 10, 2023	$12,234	$18,185		5.59%
Totals/weighted averages		$463,256	$633,758	(4)	4.51%

(1)Maximum borrowing capacity is the equivalent of the amount outstanding as of September 30, 2022.
(2)Maximum borrowing capacity as of September 30, 2022 was $400.0 million.
(3)Maximum borrowing capacity as of September 30, 2022 was $150.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company's balance sheet for GAAP as of September 30, 2022.

	December 31, 2021
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$126,344	$162,160	1.09%
A Bonds	March 8, 2022	7,318	9,710	1.19%
	March 16, 2022	40,957	55,178	1.21%

The accompanying notes are an integral part of the consolidated interim financial statements.

	December 31, 2021
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	March 21, 2022	30,850	41,413		1.26%
	March 22, 2022	36,093	40,091		0.69%
B Bonds	March 16, 2022	4,258	6,232		1.46%
	March 21, 2022	2,629	3,758		1.56%
	March 22, 2022	2,698	3,835		1.49%
M Bonds	March 22, 2022	1,541	1,943		1.16%
Nomura - loans(2)	September 22, 2022	$228,523	$300,324		2.36%
Nomura - bonds(1)		$80,674	$107,860		1.43%
A bonds	January 6, 2022	6,567	8,484		1.33%
	January 12, 2022	4,978	6,554		1.32%
	January 27, 2022	2,206	3,065		1.30%
	January 28, 2022	17,623	22,908		1.33%
	February 18, 2022	9,275	12,323		1.36%
	March 17, 2022	12,329	16,226		1.42%
	March 25, 2022	15,443	20,657		1.41%
B Bonds	February 11, 2022	3,094	4,434		1.75%
	February 24, 2022	3,538	5,111		1.77%
	March 17, 2022	1,177	1,686		1.82%
	March 25, 2022	4,444	6,412		1.81%
Goldman Sachs - bonds(1)		$14,659	$18,672		1.18%
A Bonds	January 14, 2022	4,992	6,438		1.17%
	January 20, 2022	9,667	12,234		1.18%
JP Morgan - bonds(1)		$82,030	$108,282		1.29%
A Bonds	April 1, 2022	28,482	37,753		1.36%
	June 10, 2022	6,220	7,220		1.29%
B Bonds	January 13, 2022	2,850	4,052		1.31%
	February 11, 2022	11,272	16,087		1.36%
	June 10, 2022	13,992	20,155		1.49%
M Bonds	April 19, 2022	19,214	23,015		1.02%
JP Morgan - loans(3)	July 8, 2022	$13,824	$20,856		2.60%
Totals/weighted averages		$546,054	$718,154	(4)	1.74%

(1)Maximum borrowing capacity is the equivalent of the amount outstanding as of December 31, 2021.
(2)Maximum borrowing capacity as of December 31, 2021 was $400.0 million.
(3)Maximum borrowing capacity as of December 31, 2021 was $150.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company's balance sheet for GAAP as of December 31, 2021.

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of September 30, 2022 and December 31, 2021, the Company had $7.8 million and $6.9 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at September 30, 2022 and December 31, 2021 in the table below ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Gross amounts not offset in balance sheet
	September 30, 2022	December 31, 2021
Gross amount of recognized liabilities	$463,256	$546,054
Gross amount of loans and securities pledged as collateral	625,924	711,252
Other prepaid collateral	7,834	6,902
Net collateral amount	$170,502	$172,100

Secured Borrowings

From its inception (January 30, 2014) to September 30, 2022, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at September 30, 2022. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at September 30, 2022.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at September 30, 2022. The Company’s rated secured borrowings are designated in the table below.

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

The following table sets forth the original terms of notes from the Company's secured borrowings outstanding at September 30, 2022 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at September 30, 2022 and December 31, 2021, and the securitization cutoff date ($ in thousands):

	Balances at September 30, 2022				Balances at December 31, 2021				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$106,589	$77,832		137%	$118,075	$92,778		127%	$193,301	$156,670
2019-F	106,430	68,520		155%	115,571	81,026		143%	170,876	127,673
2020-B	107,943	71,849		150%	119,184	86,011		139%	156,468	114,534
2021-A	140,843	117,462		120%	161,766	141,435		114%	206,506	175,116
2021-B	225,224	151,305		149%	242,191	181,657		133%	287,882	215,912
	$687,029	$486,968	(1)	141%	$756,787	$582,907	(1)	130%	$1,015,033	$789,905

(1)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $5.1 million and $7.3 million as of September 30, 2022 and December 31, 2021.
Notes

2024 Notes (Convertible Senior Notes)

At September 30, 2022 and December 31, 2021, the Company's 2024 Notes had carrying values of $104.1 million and $102.8 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of September 30, 2022, the amount by which the if-converted value falls short of the principal value for the entire series is $49.9 million.

At September 30, 2022, the outstanding aggregate principal amount of the 2024 Notes was $104.5 million, and discount and deferred expenses were $0.5 million. At December 31, 2021, the outstanding aggregate principal amount of the 2024 Notes was $104.6 million, and discount and deferred expenses were $1.7 million. During the three and nine months ended September 30, 2022 the Company recognized interest expense on its outstanding 2024 Notes of $2.1 million and $6.3 million, respectively, which includes $0.2 million and $0.6 million of amortization of discount and deferred expenses, respectively. During the three and nine months ended September 30, 2021 the Company recognized interest expense on its outstanding convertible 2024 Notes of $2.2 million and $6.8 million, respectively, which includes $0.3 million and $1.0 million, respectively, of amortization of discount and deferred expenses, respectively. The effective interest rates of the 2024 Notes for the quarters ended September 30, 2022 and September 30, 2021 were 8.04% and 8.49%, respectively.

During the second quarter of 2022 the Company completed a repurchase of $0.1 million aggregate principal of its 2024 Notes for a total purchase price of $0.1 million. There were no 2024 Notes repurchases during the first or third quarters of 2022. During the first and second quarters of 2021, the Company completed a series of 2024 Notes repurchases for aggregate principal amounts of $2.5 million and $5.0 million, respectively, for total purchase prices of $2.4 million and $5.1 million, respectively. The carrying amounts of the equity component representing the embedded conversion feature reversed from additional paid-in capital due to the first and second quarters of 2021 were both zero. There were no 2024 Notes repurchases during the third quarter of 2021.

During the three months ended March 31, 2022, the Company adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) by recording a reduction in its additional paid-in capital account of $0.7 million and a corresponding increase in the carrying value of its 2024 Notes of $0.7 million, representing the carrying value of the conversion feature associated with the 2024 Notes. See Note 2— Recently Adopted Accounting Standards.

The accompanying notes are an integral part of the consolidated interim financial statements.

Coupon interest on the 2024 Notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated balance sheets as a reduction of the carrying value of the 2024 Notes, and are amortized to interest expense on an effective yield basis through April 30, 2023, the date at which the 2024 Notes can be converted. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. No sinking fund has been established for redemption of the principal.

Holders may convert their 2024 Notes at their option prior to April 30, 2023 only under certain circumstances. In addition, the 2024 Notes will be convertible irrespective of those circumstances from, and including, April 30, 2023 to, and including, the business day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election.

The Company may not redeem the 2024 Notes prior to April 30, 2022, and may redeem for cash all or any portion of the 2024 Notes, at its option, on or after April 30, 2022 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

2027 Notes (Unsecured Notes)

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and are included in the Company's liabilities in its consolidated balance sheet at September 30, 2022. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes.

At September 30, 2022, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $3.8 million. During both the three and nine months ended September 30, 2022, the Company recognized interest expense on the 2027 Notes of $1.0 million, which includes $0.1 million of amortization of discount and deferred expenses. The effective interest rate for the 2027 Notes for the quarter ended September 30, 2022 was 9.81%.

The following table summarizes the Company's long term maturities ($ in thousands):

		As of September 30, 2022
Year	Debt instrument	Long-term maturities
2023		$—
2024	2024 Notes (Convertible Senior Notes)	$104,516
2025		$—
2026		$—
2027	2027 Notes (Unsecured Notes)	$110,000

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 10 — Related Party Transactions

The Company’s consolidated statements of operations included the following significant related party transactions ($ in thousands):

			Three months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2022	2021
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$4,614	$9,896
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$1,952	$1,743
Management fee	Related party expense – management fee	Manager	$1,948	$2,292
Affiliate loan interest income	Interest income	Servicer	$69	$—
Income from equity investment	(Loss)/income from investments in affiliates	AS Ajax E LLC	$7	$11
Affiliate loan interest income	Interest income	Gaea	$—	$74
Loss from equity investment	(Loss)/income from investments in affiliates	Loan pool LLCs	$(20)	$(16)
(Loss)/income from equity investment	(Loss)/income from investments in affiliates	Manager	$(99)	$132
Loss from equity investment	(Loss)/income from investments in affiliates	Gaea	$(167)	$(28)
Loss from equity investment	(Loss)/income from investments in affiliates	Servicer	$(197)	$(37)
(Loss)/gain on sale of securities	Other income/(loss)	Various non-consolidated joint ventures	$(860)	$201

			Nine months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2022	2021
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$16,689	$24,835
Management fee	Related party expense – management fee	Manager	$6,604	$6,835
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$6,049	$5,275
Affiliate loan interest income	Interest income	Servicer	$203	$—
Income from equity investment	(Loss)/income from investments in affiliates	AS Ajax E LLC	$14	$27
Affiliate loan interest income	Interest income	Gaea	$—	$203
Gain on sale of mortgage loans	Other income/(loss)	2021-C	$—	$122
Loss from equity investment	(Loss)/income from investments in affiliates	Loan pool LLCs	$(33)	$(37)
(Loss)/income from equity investment	(Loss)/income from investments in affiliates	Manager	$(211)	$583
(Loss)/income from equity investment	(Loss)/income from investments in affiliates	Gaea	$(268)	$32

The accompanying notes are an integral part of the consolidated interim financial statements.

			Nine months ended September 30,
Transaction	Consolidated Statement of Income location	Counterparty	2022	2021
Loss from equity investment	(Loss)/income from investments in affiliates	Servicer	$(460)	$(92)
(Loss)/gain on sale of securities	Other income/(loss)	Various non-consolidated joint ventures	$(939)	$201
Loss from joint venture re-securitization on beneficial interests	Other income/(loss)	2019-A and -B	$(2,142)	$—
Loss from joint venture re-securitization on beneficial interests	Other income/(loss)	2018-D and -G	$(3,973)	$—

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of September 30, 2022
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$127,669
Receivables from Servicer	Receivable from servicer	Servicer	$8,803
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$3,521
Management fee payable	Management fee payable	Manager	$1,945
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$105
Payable to Servicer	Accrued expenses and other liabilities	Servicer	$6

			As of December 31, 2021
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Purchase of mortgage loans	Mortgage loans held-for-sale, net	2019-C	$152,883
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$139,588
Receivables from Servicer	Receivable from servicer	Servicer	$20,899
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$3,509
Management fee payable	Management fee payable	Manager	$2,279
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$1,211
Expense reimbursements	Accrued expenses and other liabilities	Servicer	$78
Affiliate loan receivable interest	Prepaid expenses and other assets	Gaea	$21
Expense reimbursement receivable	Prepaid expenses and other assets	Servicer	$12

The Company acquires debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issue senior notes and beneficial interests and in certain transactions, the joint ventures also issue subordinated notes. As of September 30, 2022, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $257.8 million and $127.7 million, respectively. As of December 31, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $355.2 million and $139.6 million, respectively.

During the second quarter of 2022 the Company re-securitized 2018-D and -G and 2019-A and -B, which formed 2022-A and -B, respectively. Although the Company continues to own approximately the same interest in the underlying
The accompanying notes are an integral part of the consolidated interim financial statements.

mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interest in 2022-A and -B and cash received from the sale of the underlying loans in 2022-A and -B. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected current cash proceeds at redemption. As a result, for the nine months ended September 30, 2022, the Company recognized a loss of $6.1 million in other loss/income.

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

On December 9, 2021, the Company became a party to a promissory note with the Servicer under which the Servicer can borrow up to $3.5 million on a revolving line of credit from the Company. Interest on the arrangement accrues at 7.2% annually. At September 30, 2022, the amount outstanding on the note and interest was $3.5 million.

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

During the three months ended September 30, 2021, the Company sold no mortgage loans; however, during the nine months ended September 30, 2021, the Company sold 760 loans with a carrying value of $129.2 million and UPB of $133.8 million to a joint venture formed between the Company and a third party institutional investor, and retained various classes of securities from the joint venture.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the sale of REO properties from certain of the Company’s joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At September 30, 2022, and December 31, 2021, the Company had zero advances outstanding to the Servicer. Interest on the arrangement accrues at 7.2% annually.

During November 2019 and January 2022, Gaea completed two private capital raises and has raised a total of $96.3 million and issued 6,247,794 shares of its common stock and warrants to third parties to advance its investment strategy. The Company has a total investment of $25.5 million in Gaea and has received 1,704,436 shares of common stock and 371,103 warrants. At September 30, 2022 and December 31, 2021, the Company owned approximately 22.1% and 22.8% of Gaea, respectively, with third party investors owning the remaining 77.9% and 77.2%, respectively. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. During the year ended December 31, 2020, one of the loan pool LLCs sold its remaining loans. At both September 30, 2022 and December 31, 2021, the Company’s ownership interest in the two loan pool LLCs was approximately 40.1%. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and other residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At both September 30, 2022 and December 31, 2021, the Company’s ownership interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock paid out of taxable income and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock paid out of taxable income, special cash dividends on its common stock paid out of taxable income and increase in book value within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. The incentive fee is payable in shares of the Company’s common stock at the Company's discretion and any remaining incentive fee is payable in cash. During the three and nine months ended September 30, 2022, the Company recorded an incentive fee of zero and $0.3 million, respectively. Comparatively, during the three and nine months ended September 30, 2021, the Company did not record an incentive fee payable to the Manager.

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

Servicing fees for mortgage loans range from 0.65% to 1.25% annually of UPB at acquisition (or the fair market value or purchase price of REO), and are paid monthly. The servicing fee is based upon the status of the loan at acquisition. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

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

The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to foreclosed property undertaken on the Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and the type of mortgage loans that the Servicer services, for fees based on mortgage loans, and property values, previous UPB of the relevant loan, and the number of REO properties for fees based on REO properties.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base management fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. The Company recognized a base management fee to the Manager for the three and nine months ended September 30, 2022 of $1.9 million and $6.5 million, respectively, of which zero was settled in shares of its common stock. However, during the nine months ended September 30, 2022, the Company issued 39,558 shares of its common stock in satisfaction of a component of the base management fee for the fourth quarter of 2021 that was approved by the Board during the first quarter of 2022. Comparatively, for the three and nine months ended September 30, 2021, the Company recognized base management fees of $2.3 million and $6.9 million, respectively, all of which was payable in cash.

Also, during the three and nine months ended September 30, 2022, the Company recorded an incentive fee of zero and $0.3 million, respectively, of which none was settled in shares of its common stock. Comparatively, the Company recorded no incentive fee during the three and nine months ended September 30, 2021.

As of December 31, 2021, each of the Company’s independent directors received an annual retainer of $100,000, payable quarterly, 40% in shares of the Company's common stock on the same basis as the stock portion of the management fee payable to the Manager and 60% in cash. The annual fee was increased to $140,000, 50% of which is payable in shares of the Company's common stock and 50% in cash, which became effective as of January 1, 2022. As of December 31, 2021, the chairpersons of the Compensation and Corporate Governance committees each received an annual retainer of $10,000, payable quarterly, 100% in cash. The annual fee was increased to $15,000, 100% payable in cash, effective as of January 1, 2022. As of December 31, 2021, the chairperson of the Audit committee received an annual fee of $15,000, payable quarterly, 100% in cash. The annual fee was increased to $20,000, 100% payable in cash, effective as of January 1, 2022.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the three months ended September 30,
	2022		2021
	Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized
Independent director fees	8,440	$88	3,580	$50
Totals	8,440	$88	3,580	$50

The accompanying notes are an integral part of the consolidated interim financial statements.

	For the nine months ended September 30,
	2022			2021
	Number of shares	Amount of expense recognized		Number of shares	Amount of expense recognized
Management fees	39,558	$—	(1)	—	$—
Independent director fees	25,790	263		11,550	150
Totals	65,348	$263		11,550	$150

(1)Management fees were fully expensed during the fourth quarter of 2021, the period in which the services were provided. However, the shares associated with these services were approved and issued by the Board during the first quarter of 2022.

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. The Company granted 157,350 and 201,615 shares of its common stock in the three and nine months ended September 30, 2022, respectively, which have vesting periods up to four years. Comparatively, the Company granted 152,700 shares of its common stock to employees of its Manager and Servicer in the three and nine months ended September 30, 2021, which have vesting periods of four years. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

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

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth the table below:

	Employee and Service Provider grants			Director grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Nine months ended September 30, 2021
December 31, 2020 outstanding unvested share grants	163,083		$11.07	—		$—
Shares vested	—		—	(2,000)	(1)	12.00
Shares forfeited	—		—	—		—
Shares granted	—		—	2,000	(1)	12.00
March 31, 2021 outstanding unvested share grants	163,083		$11.07	—		$—
Shares vested	—		—	(8,000)		12.60
Shares forfeited	—		—	—		—
Shares granted	—		—	16,000		12.60
June 30, 2021 outstanding unvested share grants	163,083		$11.07	8,000		$12.60
Shares vested	(65,750)		11.72	—		—
Shares forfeited	(14,168)		10.88	—		—
Shares granted	152,700		12.79	—		—
September 30, 2021 outstanding unvested share grants	235,865	(2)	$12.01	8,000	(3)	$12.60

(1)Shares granted vest immediately.
(2)Weighted average remaining life of unvested shares for employee and service provider grants at September 30, 2021 is 1.9 years.
(3)Weighted average remaining life of unvested shares for director grants at September 30, 2021 is 0.6 years.

The accompanying notes are an integral part of the consolidated interim financial statements.

	Employee and Service Provider grants			Director grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Nine months ended September 30, 2022
December 31, 2021 outstanding unvested share grants	228,365		$12.00	8,000		$12.60
Shares vested	—		—	—		—
Shares forfeited	(17,335)		11.93	—		—
Shares granted	22,765		11.42	—		—
March 31, 2022 outstanding unvested share grants	233,795		$11.95	8,000		$12.60
Shares vested	—		—	(8,000)		12.60
Shares forfeited	(17,668)		11.88	—		—
Shares granted	21,500		10.50	—		—
June 30, 2022 outstanding unvested share grants	237,627		$11.82	—		$—
Shares vested	(76,214)		11.95	—		—
Shares forfeited	(7,626)		11.51	—		—
Shares granted	157,350		10.41	—		—
September 30, 2022 outstanding unvested share grants	311,137	(1)	$11.09	—	(2)	$—

(1)Weighted average remaining life of unvested shares for employee and service provider grants at September 30, 2022 is 2.2 years.
(2)Director shares are fully vested at September 30, 2022.

The following table presents the expenses for the Company's restricted stock plan ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Restricted stock grants	$328	$230	$821	$644
Director grants	—	25	33	167
Total expenses for plan grants	$328	$255	$854	$811

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

For the three and nine months ended September 30, 2022, the Company had consolidated taxable income of $6.5 million and $27.5 million, respectively, and income tax expense of $2.4 million and $2.3 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded $1.7 million in income taxes on undistributed income and $0.7 million in income taxes on our TRS entities. For the three and nine months ended September 30, 2021, the Company had consolidated taxable income of $9.9 million and $26.3 million, respectively, and provisions for income taxes of $0.1 million and $0.2 million, respectively. The Company also recorded no interest or penalties for the three and nine months ended September 30, 2022 and 2021.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net (loss)/income attributable to common stockholders	$(16,249)	22,538,891		$9,313	22,862,429
Allocation of earnings to participating restricted shares	210	—		(92)	—
Consolidated net (loss)/income attributable to unrestricted common stockholders	$(16,039)	22,538,891	$(0.71)	$9,221	22,862,429	$0.40
Effect of dilutive securities(1)
Restricted stock grants and Manager and director fee shares	(210)	294,574		92	229,291
Interest expense (add back) and assumed conversion of shares from convertible senior notes(2)	—	—		2,237	7,315,929
Diluted EPS
Consolidated net (loss)/income attributable to common stockholders and dilutive securities	$(16,249)	22,833,465	$(0.71)	$11,550	30,407,649	$0.38

(1)The Company's outstanding warrants for an additional 1,950,672 and 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended September 30, 2022 and 2021, respectively, and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the three months ended September 30, 2022 would have been anti-dilutive and has been removed from the calculation.

The accompanying notes are an integral part of the consolidated interim financial statements.

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net (loss)/income attributable to common stockholders	$(21,844)	22,737,182		$26,695	22,835,237
Allocation of earnings to participating restricted shares	263	—		(222)	—
Consolidated net (loss)/income attributable to unrestricted common stockholders	$(21,581)	22,737,182	$(0.95)	$26,473	22,835,237	$1.16
Effect of dilutive securities(1)
Restricted stock grants and manager and director fee shares(2)	(263)	277,015		—	—
Interest expense (add back) and assumed conversion of shares from convertible senior notes(3)	—	—		6,836	7,451,376
Diluted EPS
Consolidated net (loss)/income attributable to common stockholders and dilutive securities	$(21,844)	23,014,197	$(0.95)	$33,309	30,286,613	$1.10

(1)The Company's outstanding warrants for an additional 1,950,672 and 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the nine months ended September 30, 2022 and 2021, respectively, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the nine months ended September 30, 2021 would have been anti-dilutive and have not been included in the calculation.
(3)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the nine months ended September 30, 2022 would have been anti-dilutive and has been removed from the calculation.

Note 14 — Equity

Common Stock

As of September 30, 2022 and December 31, 2021, the Company had 22,883,634 and 23,146,775 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred Stock

The Company has outstanding shares of preferred stock which were issued to institutional accredited investors in a series of private placements during the first half of 2020. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock. The shares have a liquidation preference of $25.00 per share.

During the three and nine months ended September 30, 2022, the Company repurchased and retired 1,113,932 and 1,882,451 shares, respectively, of its series A preferred stock and 1,525,529 and 1,757,010 shares, respectively, of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $64.2 million and $88.7 million, respectively, at an average price of $24.32 and $24.37 per share, respectively, representing a discount of approximately 2.7% and 2.5%, respectively, to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $5.7 million and $8.2 million of preferred stock discount during the three and nine months ended September 30, 2022, respectively. There was no repurchase of preferred stock in either the three or nine months ended September 30, 2021.

The accompanying notes are an integral part of the consolidated interim financial statements.

At September 30, 2022 and December 31, 2021, the Company had 424,949 and 2,307,400 shares, respectively, of Series A preferred stock and 1,135,590 and 2,892,600 shares, respectively, of Series B preferred stock outstanding. There were 25,000,000 shares, cumulative for all series, authorized as of both September 30, 2022 and December 31, 2021.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

The Company did not repurchase any shares of its common stock for the three months ended September 30, 2022; however, for the nine months ended September 30, 2022 the Company repurchased 475,355 shares of its common stock through open market transactions. Comparatively for the three and nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock. As of September 30, 2022, the Company held 657,029 shares of treasury stock consisting of 131,990 shares received through distributions of the Company's shares previously held by its Manager and 525,039 shares acquired through open market purchases. As of December 31, 2021, the Company held 147,370 shares of treasury stock consisting of 97,686 shares received through distributions of the Company's shares previously held by its Manager and 49,684 shares acquired through open market purchases.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the three and nine months ended September 30, 2022, 9,315 and 27,154 shares were issued, respectively, under the plan for total proceeds of approximately $88.0 thousand and $0.3 million, respectively. Comparatively, during the three and nine months ended September 30, 2021, 5,049 and 13,097 shares were issued, respectively, under the plan for total proceeds of approximately $71.0 thousand and $0.2 million, respectively.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three and nine months ended September 30, 2022, no shares were sold under the At the Market program. Comparatively, during the three and nine months ended September 30, 2021, 9,073 shares were sold under the At the Market program. The Company is deploying the net proceeds to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

Accumulated Other Comprehensive Income

The Company recognizes unrealized gains or losses on its investment in debt securities as components of other comprehensive income. Total accumulated other comprehensive (loss)/income on the Company’s balance sheet at September 30, 2022 and December 31, 2021 was as follows ($ in thousands):

Investments in securities:	September 30, 2022	December 31, 2021
Unrealized gains	$42	$1,822
Unrealized losses	(22,462)	(802)
Accumulated other comprehensive (loss)/income	$(22,420)	$1,020

Non-controlling Interest

At both September 30, 2022 and December 31, 2021, the Company had non-controlling interests attributable to ownership interests for three legal entities.

At both September 30, 2022 and December 31, 2021, the Company's ownership interest is approximately 53.1% of AS Ajax E II and it consolidates the assets, liabilities, revenues and expenses of the entity.

The accompanying notes are an integral part of the consolidated interim financial statements.

At both September 30, 2022 and December 31, 2021, the Company's ownership interest is approximately 50.0% of 2017-D and it consolidates the assets, liabilities, revenues and expenses of the trust.

At both September 30, 2022 and December 31, 2021, the Company's ownership interest is approximately 99.9% of Great Ajax II REIT and it consolidates the assets, liabilities, revenues and expenses of the entity.

At both September 30, 2022 and December 31, 2021, the Company owned 100.0% of 2018-C as the 37.0% non-controlling ownership was purchased by the Company during the first quarter of 2021 and the non-controlling interest was derecognized from the Company's balance sheet.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers to or from non-controlling interest ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Decrease from redemption of 2018-C	$—	$—	$—	$(8,306)
Decrease from the distribution of 2017-D	(34)	(307)	(867)	(17,171)
Change in non-controlling interest	$(34)	$(307)	$(867)	$(25,477)

Note 15 — Subsequent Events

Since September 30, 2022, the Company has acquired three residential RPLs in one transaction from a single seller with aggregate UPB of $0.8 million. The purchase price of the RPLs was 78.5% of UPB and 58.2% of the estimated market value of the underlying collateral of $1.1 million.

The Company has agreed to acquire, subject to due diligence, two residential RPLs in two transactions with aggregate UPB of $0.6 million. The purchase price of the residential RPLs is 84.2% of UPB and 58.6% of the estimated market value of the underlying collateral of $0.9 million.

On October 26, 2022, the Company co-invested with third-party institutional investors to form 2022-RPL1 and acquired 17.5% of the securities and trust certificates from the trust. 2022-RPL1 acquired 1,948 RPLs with aggregate UPB of $293.6 million. The purchase price including joint venture expenses is 86.7% of UPB and 39.0% of the estimated market value of the underlying collateral of $653.1 million. Based on the structure of the transaction, the Company will not consolidate 2022-RPL1 under U.S. GAAP.

On November 3, 2022, the Company’s Board of Directors declared a cash dividend of $0.27 per share to be paid on November 29, 2022 to stockholders of record as of November 15, 2022.

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

Our Operating Partnership, through interests in certain entities as of September 30, 2022, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of September 30, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and we have determined that we are the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At September 30, 2022 we owned approximately 22.1% of Gaea. We account for our investment in Gaea under the equity method.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of September 30, 2022 and December 31, 2021 ($ in millions):

	September 30, 2022	December 31, 2021
Residential RPLs	$887.4	$971.1
Residential NPLs	107.3	119.5
SBC loans	11.7	19.3
Real estate owned properties, net	6.1	6.1
Investments in securities at fair value	257.8	355.2
Investment in beneficial interests	127.7	139.6
Total mortgage related assets	$1,398.0	$1,610.8

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

In September and November, 2022 the U.S. Federal Reserve (the "Fed") raised its benchmark federal-funds rate by three quarters of a percentage point. This follows rate increases in March, May, June and July for a year to date increase of 3.75 points. The Fed indicated it would likely continue raising the federal-funds rate as long as inflation remained above its 2.00% target and would continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities. According to Freddie Mac, the 30-year fixed rate mortgage rate increased to an average of 6.92% for the week of October 13, 2022.(1)

Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans.

Through the end of the third quarter, the recent trends noted below have continued, including:

•rising interest rates have increased our borrowing costs;
•increasing mortgage interest rates and higher home prices, are slowing home purchases and refinancing activity resulting in lower prepayments of our loan and securities portfolios;
•rising home prices are triggering significant prepayments by borrowers selling their homes to downsize or relocate to lower cost markets;
•borrowers that purchased or refinanced in 2020 and 2021 have record low interest rates and will be unlikely to trade up in the current interest rate environment;
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

(1)Freddie Mac Primary Mortgage Market Survey, U.S. weekly averages as of October 13, 2022.

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

Market Conditions. As the Fed continues its current trend toward monetary tightening, mortgage markets are undergoing a great deal of uncertainty with regard to both interest rates and origination volume. We believe that in spite of the continuing uncertain market environment for mortgage-related assets current market conditions offer potentially attractive investment opportunities for us, even in the face of a riskier and more volatile market environment. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

COVID-19 Pandemic. While lock downs and restrictions from the pandemic have ended, the effects of the pandemic on inflation and resulting increase in interest rates have contributed to a substantial dislocation in the credit markets. A return to any COVID-19 pandemic restriction could also negatively impact our business if the reactions of federal, state and local governments caused additional disruption in the capital markets and in housing.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, and other subjective assessments. In particular, we have identified six policies that, due to the judgment and estimates inherent in those policies, are critical to understanding our consolidated financial statements. These policies relate to (i) the allowance for credit losses, (ii) accounting for Interest income on our mortgage loan portfolio; (iii) accounting for Investments at fair value; (iv) accounting for investments in Beneficial Interests; (v) accounting for Interest expense on our secured borrowings, repurchase facilities, 2024 Notes and 2027 Notes; and (vi) fair values. We believe that the judgment and estimates used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments or estimates could result in material differences in our results of operations or financial condition. For further information, see below for our additional critical accounting policies on convertible senior notes and notes payable and our Form 10-K for our calendar year ended December 31, 2021, for our previous policies that have not changed.

Critical Accounting Policies

Convertible Senior Notes

During 2017 and 2018, we completed the public offer and sale of our convertible senior notes due 2024 (the "2024 Notes"). At September 30, 2022 and December 31, 2021, the UPB of the debt was $104.5 million and $104.6 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, are subject to adjustment under certain circumstances.

Coupon interest on the 2024 Notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on our consolidated balance sheets as a reduction of the carrying value of the 2024 Notes, and are amortized to interest expense on an effective yield basis through April 30, 2023, the date at which the 2024 Notes can be converted. We assume the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because we believe such conversion will be in the economic interest of the holders. No sinking fund has been established for redemption of the principal.

During the three months ended March 31, 2022, we adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) by recording a reduction in our additional paid-in capital account of $0.7 million and a corresponding increase in the carrying value of our Convertible senior notes of $0.7 million, representing the carrying value of the conversion feature associated with the 2024 Notes.

Notes Payable

During August 2022, our Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 2027 (the "2027 Notes"). The 2027 Notes have a five-year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by us and two of our subsidiaries: Great Ajax Operating LLC (the "GP Guarantor") and Great Ajax II Operating Partnership L.P. (the "Subsidiary Guarantor," and together with us and the GP Guarantor, "Guarantors"). Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the unsecured 2027 Notes using the effective interest method.

Recent Accounting Pronouncements

Refer to the notes to our interim financial statements for a description of relevant recent accounting pronouncements.

Results of Operations

Quarter Overview

Key items for the three months ended September 30, 2022 include:

•Interest income of $20.0 million; net interest income of $8.7 million
•Net loss attributable to common stockholders of $(16.2) million
•Earnings per share ("EPS") per basic common share of $(0.71)
•Operating income of $3.1 million
•Operating income per basic common share of $0.14
•Taxable income of $0.26 per share attributable to common stockholders after payment of dividends on our preferred stock
•Book value per common share of $13.75 at September 30, 2022
•Repurchased and retired $66.0 million face amount of our preferred stock and associated warrants
•Issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due 2027
•Collected total cash of $57.8 million, from loan payments, sales of REO and collections from investments in debt securities and beneficial interests
•Held $72.9 million of cash and cash equivalents at September 30, 2022; average daily cash balance for the quarter was $62.3 million
•As of September 30, 2022, approximately 79.6% of portfolio based on acquisition UPB made at least 12 out of the last 12 payments

We generated a consolidated net loss attributable to common stockholders under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP") for the three months ended September 30, 2022 of $(16.2) million or $(0.71) per common share after preferred dividends, and Operating income, of $3.1 million or $0.14 per common share. Operating income is a non-GAAP financial measure which adjusts GAAP earnings by removing unrealized gains and losses as well as certain other non-core income and expenses and preferred dividends. We consider Operating income a useful measure for comparing the results of our ongoing operations over multiple quarters. Comparatively, our GAAP consolidated net income attributable to common stockholders for the three months ended September 30, 2021 was $9.3 million, or $0.40 per common share, and Operating income was $9.4 million, or $0.41 per common share.

During the three months ended September 30, 2022, we repurchased and retired 1,113,932 shares of our series A preferred stock, 1,525,529 shares of our series B preferred stock and 3,299,328 warrants for our common stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $64.2 million at an average price of $24.32 per share, representing a discount of approximately 2.7% to the face value of $25.00 per share. The warrants were repurchased for an aggregate of $25.8 million which is equal to the expected future put value obligation of $20.00 per warrant. The repurchase of the preferred stock caused the recognition of $5.7 million of GAAP preferred stock discount, and the repurchase of the warrants accelerated future GAAP accretion expense on the warrant's put option of $8.8 million. The repurchase of the preferred stock is expected to save us approximately $3.9 million annually in preferred dividends while the repurchase of the warrants will reduce future put option accretion expense by $8.0 million annually.

At September 30, 2022, our book value decreased to $13.75 per common share from $15.92 at December 31, 2021, driven by the effect of mark to market adjustments of $23.4 million on our investments in debt securities, dividends on our common stock of $18.2 million and the year-to-date net loss attributable to common stockholders of $21.8 million, partially offset by the repurchase of 475,355 shares of our common stock during the second quarter at an average price of $9.77 per share and the removal of our convertible senior notes from the calculation due to their antidilutive effect on our earnings per share.

During the three months ended March 31, 2022, we invested an additional $6.1 million in Gaea to increase our total investment to $25.5 million, or 22.2% of total shares outstanding. In addition to common stock, we received 371,103 warrants to purchase additional shares at $16.41 per share for a two year period following the date that the common stock commences trading on a trading market.

Table 1: Results of Operations

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2022	2021	2022	2021
INCOME
Interest income	$20,021	$23,054	$64,133	$70,137
Interest expense	(11,369)	(8,609)	(29,150)	(27,743)
Net interest income	8,652	14,445	34,983	42,394
Net decrease in the net present value of expected credit losses(1)	1,935	3,678	6,874	13,927
Net interest income after the impact of changes in the net present value of expected credit losses	10,587	18,123	41,857	56,321
(Loss)/income from investments in affiliates	(451)	90	(869)	610
Other income/(loss)	386	778	(6,727)	1,620
Total revenue, net	10,522	18,991	34,261	58,551
EXPENSE
Related party expense – loan servicing fees	1,952	1,743	6,049	5,275
Related party expense – management fee	1,948	2,292	6,604	6,835
Professional fees	667	526	1,431	1,929
Real estate operating expenses	(16)	(76)	136	197
Fair value adjustment on put option liability	2,917	2,493	9,712	6,638
Other expense	1,377	1,227	4,299	3,906
Total expense	8,845	8,205	28,231	24,780
Acceleration of put option settlement	8,813	—	12,344	—
Loss on debt extinguishment	—	—	—	1,072
(Loss)/income before provision for income taxes	(7,136)	10,786	(6,314)	32,699
Provision for income taxes	2,367	102	2,339	203
Consolidated net (loss)/income	(9,503)	10,684	(8,653)	32,496
Less: consolidated net (loss)/income attributable to the non-controlling interest	(42)	(578)	70	(47)
Consolidated net (loss)/income attributable to Company	(9,461)	11,262	(8,723)	32,543
Less: dividends on preferred stock	1,053	1,949	4,927	5,848
Less: discount on retirement of preferred stock	5,735	—	8,194	—
Consolidated net (loss)/income attributable to common stockholders	$(16,249)	$9,313	$(21,844)	$26,695
Basic (loss)/earnings per common share	$(0.71)	$0.40	$(0.95)	$1.16
Diluted (loss)/earnings per common share	$(0.71)	$0.38	$(0.95)	$1.10

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three and nine months ended September 30, 2022 and 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2022	2021	2022	2021
Reconciliation of consolidated net (loss)/income attributable to common stockholders to consolidated operating income
Consolidated net (loss)/income attributable to common stockholders	$(16,249)	$9,313	$(21,844)	$26,695
Dividends on preferred stock	(1,053)	(1,949)	(4,927)	(5,848)
Discount on retirement of preferred stock	(5,735)	—	(8,194)	—
Consolidated net (loss)/income attributable to Company	(9,461)	11,262	(8,723)	32,543
Provision for income taxes	(2,367)	(102)	(2,339)	(203)
Consolidated net loss/(income) attributable to the non-controlling interest	42	578	(70)	47
(Loss)/income before provision for income taxes	(7,136)	10,786	(6,314)	32,699
Mark to market gain loss on loans and joint venture refinancing	—	—	(7,959)	—
Net decrease in the net present value of expected credit losses(1)	1,935	3,678	6,874	13,927
Fair value adjustment on put option liability	(2,917)	(2,493)	(9,712)	(6,638)
Acceleration of put option settlement	(8,813)	—	(12,344)	—
Other adjustments	(442)	168	(960)	(632)
Consolidated operating income	$3,101	$9,433	$17,787	$26,042
Basic operating income per common share	$0.14	$0.41	$0.77	$1.13
Diluted operating income per common share	$0.14	$0.38	$0.77	$1.08

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three and nine months ended September 30, 2022 and 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Our gross interest income excluding the impact of credit losses decreased $3.1 million to $20.0 million for the three months ended September 30, 2022 from $23.1 million for the three months ended September 30, 2021 primarily due to lower yields on our mortgage loan portfolio and beneficial interests. Under CECL, we are required to recognize any increase in expected cash flows in the period in which the change in expectations occurs. During 2021, prepayments arising from increasing home prices and record low interest rates caused the acceleration of yield into the current periods versus recognizing those gains prospectively over the remaining life of the loans or beneficial interests. For the nine months ended September 30, 2022, our gross interest income decreased $6.0 million to $64.1 million from $70.1 million for the nine months ended September 30, 2021 with the decrease again primarily due to the impact from the application of CECL.

Interest expense for the three months ended September 30, 2022 increased $2.8 million to $11.4 million from $8.6 million for the three months ended September 30, 2021 due to an increase in the weighted average interest rate on our debt as well as an increase in the average balances of debt outstanding driven primarily by increases in our repurchase financings and the issuance of our unsecured debt. For the nine months ended September 30, 2022, our interest expense increased $1.5 million to $29.2 million from $27.7 million for the nine months ended September 30, 2021 due to increases in both the effective interest rate on our borrowings, and our average borrowing balance outstanding.

For the three and nine months ended September 30, 2022, we recorded a $1.9 million and $6.9 million, respectively, decrease in the net present value of expected future credit losses. A decrease in the net present value of expected future credit losses is driven by higher than expected payments received on our mortgage loan and securities portfolios. Comparatively, for the three and nine months ended September 30, 2021, we recorded a $3.7 million and $13.9 million, respectively, decrease in the net present value of expected future credit losses. We generally acquire loans at a discount and record an allowance for expected credit losses at acquisition. We update the allowance quarterly based on changing cash flow expectations in accordance with CECL. Only one of our CECL loan pools has an allowance recorded at acquisition remaining.

During the three months ended September 30, 2022, we collected $57.8 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $82.8 million for the three months ended September 30, 2021.

The interest income detail for the three and nine months ended September 30, 2022 and 2021 are included in the table below ($ in thousands):

Table 2: Interest Income Detail

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Accretable yield recognized on RPL, NPL and SBC loans	$14,864	$15,772	$46,452	$49,741
Interest income on debt securities	2,443	3,084	8,001	8,158
Accretable yield recognized on beneficial interests	2,170	4,041	8,781	11,897
Other interest income	273	114	503	119
Bank interest income	271	43	396	222
Interest income	$20,021	$23,054	$64,133	$70,137
Net decrease in the net present value of expected credit losses(1)	1,935	3,678	6,874	13,927
Interest income after the impact of changes in the net present value of expected credit losses	$21,956	$26,732	$71,007	$84,064

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during both the three and nine months ended September 30, 2022 and 2021. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The average carrying balance of our mortgage loan portfolio increased for the three months ended September 30, 2022 versus the comparative period in 2021 primarily due to loan acquisitions in the fourth quarter of 2021. The average carrying balances of our debt securities, beneficial interests and debt outstanding decreased for the three months ended September 30, 2022 versus the comparative period in 2021 as paydowns and sales outpaced acquisitions. The average carrying balances for our portfolio are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended September 30,
	2022	2021
Average mortgage loan portfolio	$1,014,320	$976,829
Average carrying value of debt securities	$310,313	$387,247
Average carrying value of beneficial interests	$125,536	$133,567
Total average asset backed debt	$987,394	$1,044,125

Loss/Income from Equity Method Investments

For both the three and nine months ended September 30, 2022, we recorded losses from our investments in affiliates of $0.5 million and $0.9 million, respectively. Comparatively, for the three and nine months ended September 30, 2021, we recorded income from our investments in affiliates of $0.1 million and $0.6 million, respectively. The change is partially due to the flow-through impact of the mark to market adjustment on shares of our stock held by our Manager and our Servicer. We account for our investments in our Manager and our Servicer using the equity method of accounting.

During the three months ended March 31, 2022, we invested an additional $6.1 million in Gaea to increase our total investment to $25.5 million, or 22.2% of total shares outstanding. In addition to common stock, we received 371,103 warrants to purchase additional shares at $16.41 per share for a two year period following the date that the common stock commences trading on a trading market.

Other Income/Loss

Other income decreased for the three months ended September 30, 2022 by $0.4 million from the comparable period in 2021, primarily due to a $0.9 million loss on the disposition of debt securities, offset by $0.5 million of late fee income. For the nine months ended September 30, 2022, Other income decreased $8.3 million from the nine month period in 2021. The decrease in Other income was driven by $4.0 million other than temporary impairment on the partial redemption of our beneficial interests in Ajax Mortgage Loan Trusts 2018-D and 2018-G ("2018-D and -G") during the first quarter of 2022 which became a realized loss when the transaction closed in April 2022. The 2018-D and -G trusts were re-securitized in the second quarter of 2022 and the underlying mortgage loans were used to form Ajax Mortgage Loan Trust 2022-A ("2022-A"). We also had a $2.1 million loss on the partial redemption of our beneficial interests in Ajax Mortgage Loan Trust 2019-A and 2019-B ("2019-A and -B") during the second quarter of 2022. The 2019-A and -B trusts were also re-securitized in the second quarter of 2022 and the underlying mortgage loans were used to form Ajax Mortgage Loan Trust 2022-B ("2022-B"). Although we continue to own approximately the same interest in the underlying mortgage loans and related cash flows, we account for our beneficial interests as legal securities and recorded a loss on the transaction as a result. The beneficial interests were exchanged for a combination of the beneficial interest in 2022-A and -B, respectively, and cash received from the sale of the underlying loans to 2022-A and -B, respectively. Also, during the nine months ended September 30, 2022, we recognized a lower of cost or market adjustment on our mortgage loan portfolio of $1.8 million due to duration extension of a portion of our loan portfolio as previously delinquent borrowers have become more consistent payers. This was partially offset by an increase in the first quarter in late fee income. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other Income/(Loss)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net gain on sale of property held-for-sale	$757	$375	$759	$572
Late fee income	511	182	1,437	608
Rental income	3	5	10	31
HAMP fees	1	26	12	105
Lower of cost or market adjustment on mortgage loans	—	—	(1,844)	—
Loss on refinancing of beneficial interests	—	—	(6,115)	—
Other (loss)/gain	(26)	(11)	(47)	103
(Loss)/gain on sale of securities	(860)	201	(939)	201
Total Other income/(loss)	$386	$778	$(6,727)	$1,620

Expenses

Total expenses increased for the three and nine months ended September 30, 2022 over the comparable periods in 2021 as a result of our put option expense on our outstanding common stock warrants and an increase in loan servicing fees as NPLs increased as a percentage of the total portfolio. These were partially offset by lower management fees during the three and nine months ended September 30, 2022 due to a reduction in stockholders' equity. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fair value adjustment on put option liability	$2,917	$2,493	$9,712	$6,638
Related party expense – loan servicing fees	1,952	1,743	6,049	5,275
Related party expense – management fee	1,948	2,292	6,604	6,835
Other expense	1,377	1,227	4,299	3,906
Professional fees	667	526	1,431	1,929
Real estate operating expenses	(16)	(76)	136	197
Total expense	$8,845	$8,205	$28,231	$24,780

Other Expense

Other expense increased for the three and nine months ended September 30, 2022 over the comparable periods in 2021 primarily due to an increase in employee and service provider grants and travel, meals and entertainment, partially offset by lower non due diligence lien release. A breakdown of Other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Employee and service provider share grants	$328	$230	$821	$644
Borrowing related expenses	237	138	519	471
Directors' fees and grants	200	165	580	585
Insurance	175	253	679	711
Software licenses and amortization	118	86	343	261
Other expense	91	159	247	376
Taxes and regulatory expense	89	105	546	349
Travel, meals, entertainment	74	15	339	113
Internal audit services	39	46	159	123
Loan transaction expense	26	(34)	73	106
Lien release non due diligence	—	64	(7)	167
Total Other expense	$1,377	$1,227	$4,299	$3,906

Acceleration of Put Option Settlement

During the three and nine months ended September 30, 2022, we repurchased and retired 3,299,328 and 4,549,328 warrants, respectively, for our common stock in a series of repurchase transactions. The warrants were repurchased for an aggregate of $25.8 million and $35.0 million, respectively, at a price equal to the expected future put value obligation of $20.00 per warrant. The repurchase of the warrants accelerated future accretion expense on the warrant's put option of $8.8 million and $12.3 million, respectively. The repurchase is expected to reduce future put option expense by $8.0 million annually. There was no repurchase of warrants in either the three or nine month periods ended September 30, 2021.

Loss on Debt Extinguishment

During the three and nine months ended September 30, 2022, we had no acceleration of deferred issuance costs from refinancing activities. Comparatively, for the three months ended September 30, 2021 we had no acceleration of deferred issuance costs for refinancing activities; however, for the nine months ended September 30, 2021, we recorded $1.1 million related to the acceleration of deferred issuance costs for calling and re-securitizing our secured borrowings at a lower cost of funds.

Discount on Retirement of Preferred Stock

During the three and nine months ended September 30, 2022, we repurchased and retired 1,113,932 and 1,882,451 shares, respectively, of our series A preferred stock and 1,525,529 and 1,757,010 shares, respectively, of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $64.2 million and $88.7 million, respectively, at an average price of $24.32 and $24.37 per share, respectively, representing discounts of approximately 2.7% and 2.5%, respectively, to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $5.7 million and $8.2 million, respectively, of preferred stock discount during the three and nine months ended September 30, 2022. The repurchase is expected to save us approximately $3.9 million annually in preferred dividends. There was no repurchase of preferred stock in either the three or nine months ended September 30, 2021.

Equity and Net Book Value per Share

Our net book value per common share was $13.75 and $15.92 at September 30, 2022 and December 31, 2021, respectively. The decrease in book value was primarily due to the effect of mark to market adjustments of $23.4 million on our investments in debt securities, dividends on our common stock of $18.2 million and the year-to-date net loss attributable to common stockholders of $21.8 million, partially offset by the repurchase of 475,355 shares of our common stock at an average price of $9.77 per share and the removal of our convertible senior notes from the calculation due to their antidilutive effect on our earnings per share. We believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by taking equity at the balance sheet date (i) less preferred stock and non-controlling interest, (ii) adjusted for any addition for potential conversion of our 2024 Notes, divided by outstanding shares at the balance sheet date adjusted to include (i) unvested restricted stock earned but unissued and (ii) any share equivalents for our convertible senior notes or our put option liability as determined by the dilution requirements for our EPS calculation. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	September 30, 2022	December 31, 2021
Outstanding shares	22,883,634	23,146,775
Adjustments for:
Unvested grants of restricted stock and shares earned but not issued as of the date indicated	8,440	3,470
Conversion of convertible senior notes into shares of common stock(1)	—	7,228,910
Settlement of put option in shares(2)	—	—
Total adjusted shares outstanding	22,892,074	30,379,155

Equity at period end	$351,496	$500,473
Net increase in equity from expected conversion of convertible senior notes(1)	—	101,511
Adjustment for equity due to preferred shares	(34,554)	(115,144)
Net adjustment for equity due to non-controlling interests	(2,174)	(3,178)
Adjusted equity	$314,768	$483,662
Book value per share	$13.75	$15.92

(1)The conversion of convertible senior notes was removed as of September 30, 2022 due to it having an anti-dilutive effect on our earnings per share calculation.

(2)The settlement of the put option in shares is not included in the book value calculation as of September 30, 2022 or December 31, 2021 as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the three and nine months ended September 30, 2022, we purchased $8.2 million and $9.4 million of RPLs with UPB of $9.1 million and $10.3 million, respectively, at 42.3% and 44.2% of property value, respectively, and 90.4% and 90.6% of UPB, respectively. Comparatively, for the three and nine months ended September 30, 2021, we purchased $0.5 million and $36.8 million of RPLs with UPB of $0.5 million and $41.7 million, respectively, at 61.7% and 57.7% of property value, respectively, and 89.6% and 88.3% of UPB, respectively. For the three and nine months ended September 30, 2022, we purchased $0.3 million and $1.3 million of NPLs with UPB of $0.4 million and $1.5 million, respectively, at 52.4% and 54.0% of property value, respectively, and 69.2% and 87.5% of UPB, respectively. Comparatively, for the three and nine months ended September 30, 2021, we purchased $87.5 million and $88.0 million of NPLs with UPB of $90.9 million and $91.5 million, respectively, at 64.0% and 63.9% of property value, respectively, and 96.3% and 96.1% of UPB, respectively. For both the three and nine months ended September 30, 2022, we purchased no SBC loans. Comparatively, for the three months ended September 30, 2021, we purchased no SBC loans, however, for the nine months ended September 30, 2021, we purchased $3.6 million of SBC loans with UPB of $3.6 million at 36.5% of property value and 99.8% of UPB. We ended the period with $1.0 billion of net mortgage loans with an aggregate UPB of $1.0 billion as of September 30, 2022 and $1.0 billion of net mortgage loans with an aggregate UPB of $1.1 billion as of September 30, 2021.

The following table shows loan portfolio acquisitions for the three and nine months ended September 30, 2022, and 2021 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
RPLs
Count	34	4	40	241
UPB	$9,119	$530	$10,327	$41,718
Purchase price	$8,246	$475	$9,357	$36,835
Purchase price % of UPB	90.4%	89.6%	90.6%	88.3%
NPLs
Count	3	364	8	367
UPB	$390	$90,862	$1,524	$91,527
Purchase price	$270	$87,537	$1,333	$87,984
Purchase price % of UPB	69.2%	96.3%	87.5%	96.1%
SBC loans
Count	—	—	—	1
UPB	$—	$—	$—	$3,611
Purchase price	$—	$—	$—	$3,603
Purchase price % of UPB	—%	—%	—%	99.8%

During the three and nine months ended September 30, 2022, 146 and 567 mortgage loans, respectively, representing 2.3% and 10.8% of our ending UPB, respectively, were liquidated. Comparatively, during the three and nine months ended September 30, 2021, 183 and 1,292 mortgage loans, respectively, representing 3.7% and 23.1% of our ending UPB, respectively, were liquidated. Our loan portfolio activity for the three and nine months ended September 30, 2022 and 2021 is presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	Three months ended September 30,
	2022		2021
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$1,023,614	$—	$955,628	$—
Mortgage loans acquired	8,516	—	88,012	—
Draws on SBC loans	—	—	3,022	—
Accretion recognized	14,864	—	15,772	—
Payments received on loans, net	(41,528)	—	(54,292)	—
Net reclassifications (to)/from mortgage loans held-for-sale, net	—	—	(30,963)	30,963
Reclassifications to REO	(1,099)	—	(1,739)	—
Decrease in net present value of expected credit losses on mortgage loans	1,935	—	908	—
Other	84	—	3	—
Ending carrying value	$1,006,386	$—	$976,351	$30,963

	Nine months ended September 30,
	2022		2021
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$1,080,434	$29,572	$1,119,372	$—
Mortgage loans acquired	10,690	—	128,422	—
Draws on SBC loans	—	—	10,366	—
Accretion recognized	46,451	—	49,741	—
Payments received on loans, net	(162,622)	—	(180,443)	—
Net reclassifications from/(to) mortgage loans held-for-sale, net	29,572	(29,572)	(159,733)	159,733
Reclassifications to REO	(3,332)	—	(3,013)	—
Sale of mortgage loans	—	—	—	(128,770)
Decrease in net present value of expected credit losses on mortgage loans and lower of cost or market adjustment	5,124	—	9,148	—
Other	69	—	2,491	—
Ending carrying value	$1,006,386	$—	$976,351	$30,963

Table 10: Portfolio Composition

As of September 30, 2022 and December 31, 2021, our portfolios consisted of the following ($ in thousands):

September 30, 2022		December 31, 2021
No. of Loans	5,426	No. of Loans	5,941
Total UPB(1)	$1,047,692	Total UPB(1)	$1,165,841
Interest-Bearing Balance	$957,443	Interest-Bearing Balance	$1,069,407
Deferred Balance(2)	$90,249	Deferred Balance(2)	$96,434
Market Value of Collateral(3)	$2,232,297	Market Value of Collateral(3)	$2,193,143
Current Purchase Price/Total UPB	81.7%	Current Purchase Price/Total UPB	82.0%
Current Purchase Price/Market Value of Collateral	42.0%	Current Purchase Price/Market Value of Collateral	47.1%
Weighted Average Coupon	4.35%	Weighted Average Coupon	4.33%
Weighted Average LTV(4)	56.4%	Weighted Average LTV(4)	63.7%
Weighted Average Remaining Term (months)	295	Weighted Average Remaining Term (months)	295
No. of first liens	5,375	No. of first liens	5,883
No. of second liens	51	No. of second liens	58
RPLs	88.2%	RPLs	87.5%
NPLs	10.6%	NPLs	10.8%
SBC loans	1.2%	SBC loans	1.7%
No. of REO properties held-for-sale	37	No. of REO properties held-for-sale	31
Market Value of REO(5)	$6,902	Market Value of REO(5)	$6,611
Carrying value of debt securities and beneficial interests in trusts	$407,901	Carrying value of debt securities and beneficial interests in trusts	$494,361
Loans with 12 for 12 payments as an approximate percentage of acquisition UPB (6)	79.6%	Loans with 12 for 12 payments as an approximate percentage of acquisition UPB (6)	72.3%
Loans with 24 for 24 payments as an approximate percentage of acquisition UPB (7)	69.3%	Loans with 24 for 24 payments as an approximate percentage of acquisition UPB (7)	63.9%

(1)At September 30, 2022 and December 31, 2021, our loan portfolio consists of fixed rate (61.7% of UPB), ARM (6.9% of UPB) and Hybrid ARM (31.4% of UPB); and fixed rate (60.6% of UPB), ARM (7.5% of UPB) and Hybrid ARM (31.9% of UPB), respectively.
(2)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)As of the reporting date.
(4)UPB as of September 30, 2022 and December 31, 2021, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of September 30, 2022 and December 31, 2021, respectively ($ in thousands):

Portfolio at September 30, 2022

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	606	3,047	1,773
UPB	$132,309	$673,169	$242,214
Percent of mortgage loan portfolio by year of origination	12.6%	64.3%	23.1%
Loan Attributes:
Weighted average loan age (months)	117.1	187.9	227.2
Weighted average loan-to-value	55.1%	59.6%	48.3%
Delinquency Performance:
Current	57.8%	59.8%	58.2%
30 days delinquent	0.9%	0.4%	0.9%
60 days delinquent	5.5%	8.7%	9.5%
90+ days delinquent	29.7%	25.9%	27.5%
Foreclosure	6.1%	5.2%	3.9%

Portfolio at December 31, 2021

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	638	3,258	1,868
UPB	$144,418	$727,856	$261,101
Percent of mortgage loan portfolio by year of origination	12.7%	64.2%	23.1%
Loan Attributes:
Weighted average loan age (months)	105.0	178.8	217.9
Weighted average loan-to-value	60.6%	67.1%	54.2%
Delinquency Performance:
Current	55.4%	55.3%	52.6%
30 days delinquent	7.4%	9.6%	9.2%
60 days delinquent	4.5%	5.1%	7.0%
90+ days delinquent	27.2%	23.7%	27.1%
Foreclosure	5.5%	6.3%	4.1%

	Years of Origination
Mortgage loans held-for-sale, net	After 2008	2006 – 2008	2005 and prior
Number of loans	25	82	70
UPB	$4,791	$17,464	$10,211
Percent of mortgage loan portfolio by year of origination	14.8%	53.8%	31.4%
Loan Attributes:
Weighted average loan age (months)	125.5	178.3	217.2
Weighted average loan-to-value	64.2%	83.6%	74.5%
Delinquency Performance:
Current	45.0%	44.0%	48.8%
30 days delinquent	5.5%	15.7%	12.0%
60 days delinquent	3.6%	8.4%	9.4%
90+ days delinquent	45.9%	24.0%	23.2%
Foreclosure	—%	7.9%	6.6%
Table 12: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at September 30, 2022 and December 31, 2021 ($ in thousands):

September 30, 2022						December 31, 2021
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	710	$230,799	22.0%	$543,515	24.3%	CA	774	$254,732	21.8%	$542,547	24.7%
FL	880	177,390	16.9%	378,894	17.0%	FL	998	197,755	17.0%	350,213	16.0%
NY	360	109,495	10.5%	219,611	9.8%	NY	370	115,297	10.0%	209,610	9.6%
NJ	293	65,843	6.3%	113,164	5.1%	NJ	311	72,179	6.3%	109,171	5.0%
MD	214	50,850	4.9%	84,985	3.8%	MD	240	57,412	4.9%	88,757	4.0%
VA	176	37,575	3.6%	67,512	3.0%	VA	186	39,780	3.4%	66,701	3.0%
TX	345	34,912	3.3%	93,628	4.2%	TX	372	37,838	3.2%	88,631	4.0%
GA	283	33,397	3.2%	80,493	3.6%	IL	218	37,505	3.2%	54,622	2.5%
IL	198	33,060	3.2%	52,502	2.4%	GA	301	36,733	3.2%	73,635	3.4%
MA	148	30,292	2.9%	67,534	3.0%	MA	163	34,322	2.9%	68,812	3.1%
NC	202	25,398	2.4%	58,772	2.6%	NC	227	32,371	2.8%	67,322	3.1%
AZ	104	19,415	1.9%	46,032	2.1%	AZ	119	23,270	2.0%	47,579	2.2%
PA	180	18,957	1.8%	34,745	1.6%	PA	193	21,302	1.8%	35,222	1.6%
WA	81	18,581	1.8%	48,201	2.2%	WA	91	20,578	1.8%	46,555	2.1%
NV	72	13,389	1.3%	32,157	1.4%	SC	127	14,381	1.2%	25,379	1.2%
SC	119	12,773	1.2%	26,872	1.2%	NV	75	13,992	1.2%	29,298	1.3%
CT	69	11,657	1.1%	20,779	0.9%	CT	75	12,980	1.1%	20,634	0.9%
OH	98	10,408	1.0%	19,035	0.9%	OR	63	12,275	1.1%	26,938	1.2%
OR	55	8,851	0.8%	23,257	1.0%	OH	106	12,109	1.0%	19,242	0.9%
TN	90	8,763	0.8%	22,240	1.0%	TN	108	10,884	0.9%	23,233	1.0%
IN	88	8,187	0.8%	16,554	0.7%	IN	99	9,414	0.8%	16,833	0.8%
MI	69	7,962	0.8%	16,907	0.8%	MI	80	9,331	0.8%	18,099	0.8%
CO	40	7,325	0.7%	22,308	1.0%	CO	43	8,127	0.7%	21,188	1.0%
LA	67	6,460	0.6%	11,864	0.5%	MO	61	6,957	0.6%	11,624	0.5%
UT	36	5,754	0.5%	17,356	0.8%	LA	71	6,885	0.6%	11,573	0.5%
MO	55	5,647	0.5%	10,955	0.5%	UT	39	6,156	0.5%	16,978	0.8%
MN	33	5,630	0.5%	10,670	0.5%	MN	35	5,881	0.5%	10,205	0.5%
DE	28	5,081	0.5%	8,054	0.4%	WI	44	5,771	0.5%	8,829	0.4%
DC	15	4,512	0.4%	8,612	0.4%	AL	49	5,613	0.5%	7,872	0.4%
WI	38	4,449	0.4%	7,902	0.4%	DE	30	5,416	0.5%	7,779	0.4%

September 30, 2022						December 31, 2021
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
AL	43	4,017	0.4%	6,282	0.3%	DC	16	5,039	0.4%	9,182	0.4%
NM	23	3,616	0.3%	6,775	0.3%	HI	11	3,941	0.3%	7,058	0.3%
HI	10	3,522	0.3%	7,309	0.3%	NM	24	3,784	0.3%	6,143	0.3%
KY	29	3,461	0.3%	6,317	0.3%	KY	29	3,504	0.3%	5,777	0.3%
RI	14	3,129	0.3%	5,583	0.3%	RI	15	3,236	0.3%	5,203	0.2%
NH	15	2,759	0.3%	5,547	0.2%	NH	16	3,006	0.3%	5,450	0.2%
MS	24	1,923	0.2%	3,438	0.2%	OK	22	2,104	0.2%	3,768	0.2%
OK	19	1,773	0.2%	3,608	0.2%	MS	25	2,025	0.2%	3,327	0.2%
ID	10	1,384	0.1%	4,164	0.2%	KS	22	1,593	0.1%	3,713	0.2%
KS	17	1,315	0.1%	3,254	0.1%	ID	11	1,569	0.1%	3,995	0.2%
ME	8	1,060	0.1%	1,995	0.1%	ME	9	1,296	0.1%	2,118	0.1%
IA	13	1,041	0.1%	1,852	0.1%	WV	13	1,283	0.1%	2,095	0.1%
WV	10	996	0.1%	1,853	0.1%	IA	14	1,137	0.1%	1,837	0.1%
MT	6	989	0.1%	2,329	0.1%	MT	6	1,003	0.1%	1,966	0.1%
PR	6	870	0.1%	948	—%	PR	6	884	0.1%	929	—%
AR	14	742	0.1%	1,587	—%	AR	15	863	0.1%	1,592	0.1%
SD	5	696	0.1%	1,730	0.1%	SD	5	713	0.1%	1,524	0.1%
VT	3	515	0.1%	537	—%	VT	3	520	—%	493	—%
NE	5	395	0.1%	994	—%	NE	5	408	—%	886	—%
ND	3	383	—%	589	—%	ND	3	388	—%	580	—%
WY	2	240	—%	304	—%	WY	2	244	—%	257	—%
AK	1	54	—%	192	—%	AK	1	55	—%	169	—%
	5,426	$1,047,692	100.0%	$2,232,297	100.0%		5,941	$1,165,841	100.0%	$2,193,143	100.0%

(1)As of the reporting date.

Table 13: Debt Securities and Beneficial Interest Acquisitions

The following table shows our debt securities and beneficial interest acquisitions for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Class A securities
UPB	$—	$43,120	$65,254	$213,969
Purchase price(1,2)	$—	$43,115	$63,658	$213,077
Purchase price % of UPB	—%	100.0%	97.6%	99.6%
Class M securities
UPB	$—	$1,943	$8,120	$1,943
Purchase price(1,2)	$—	$1,943	$6,533	$1,943
Purchase price % of UPB	—%	100.0%	80.5%	100.0%
Class B securities
UPB	$—	$9,561	$—	$33,222
Purchase price(1,2)	$—	$6,399	$—	$29,907
Purchase price % of UPB	—%	66.9%	—%	90.0%
Trust certificates
Purchase price(1,2)	$—	$3,213	$15,807	$42,680

(1)The securities were received in exchange for our investments in 2018-D and -G and 2019-A and -B and include cash and non-cash components for the nine months ended September 30, 2022.
(2)The securities were received in exchange for our investments in Ajax Mortgage Loan Trust 2020-C and Ajax Mortgage Loan Trust 2020-D and include cash and non-cash components for the three and nine months ended September 30, 2021.

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

As of September 30, 2022 and December 31, 2021, substantially all of our invested capital was in RPLs, NPLs, SBC loans, debt securities, and beneficial interests. We also held approximately $72.9 million of cash and cash equivalents, a decrease of $11.5 million from our balance of $84.4 million at December 31, 2021, due to investments in mortgage related assets during 2022. Our average daily cash balance during the quarter was $62.3 million, a decrease of $17.0 million from our average daily cash balance of $79.3 million during the three months ended December 31, 2021, due to investments in additional mortgage related assets during 2022.

Our collections of principal and interest payments on mortgages and securities, and payoffs and proceeds on the sale of our property held-for-sale were $57.8 million and $217.1 million, respectively, for the three and nine months ended September 30, 2022 and $82.8 million and $231.9 million, respectively, for the three and nine months ended September 30, 2021.

Nine month Operating, Investing and Financing Cash Flows

Our operating cash inflows for the nine months ended September 30, 2022 were $4.0 million. Our operating cash outflows for the nine months ended September 30, 2021 were $15.0 million. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $35.8 million and $34.8 million for the nine months ended September 30, 2022 and 2021, respectively. Non-cash interest income accretion on our mortgage loans was $11.0 million and $15.5 million for the nine months ended September 30, 2022 and 2021, respectively. Interest income on beneficial interests was $8.8 million and $12.3 million during the nine months ended September 30, 2022 and 2021, respectively. Interest income on debt securities was $8.0 million and $8.2 million during the nine months ended September 30, 2022 and 2021, respectively.

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

For the nine months ended September 30, 2022, our investing cash inflows of $210.7 million were driven by principal payments on and payoffs of our mortgage loan portfolio of $126.8 million, proceeds from refinancing and sale of our debt securities and beneficial interests of $123.9 million and principal and interest collections on our securities of $56.3 million, partially offset by the purchase of securities of $84.5 million, acquisitions of our mortgage loans of $10.7 million and the purchase of additional shares of common stock in our Gaea affiliate of $6.1 million. For the nine months ended September 30, 2021 our investing cash inflows of $54.9 million were primarily driven by principal payments on and payoffs of our mortgage loan portfolio of $145.4 million, proceeds from the sale of loans from our 2017-D mortgage loan trust of $126.0 million, principal and interest collections of our debt securities and beneficial interests of $111.2 million and proceeds from payoff and sale of our securities of $90.2 million, partially offset by the acquisitions of our debt securities and beneficial interests of $286.5 million and acquisitions of our mortgage loans of $128.4 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and debt securities. We fund our mortgage loan pools primarily through secured borrowings and repurchase agreements and we fund our debt securities primarily through repurchase agreements. For the nine months ended September 30, 2022, we had net financing cash outflows of $226.2 million primarily driven by repayments of $221.0 million on repurchase transactions and pay downs of existing debt obligations of $95.9 million on secured borrowings, partially offset by additional borrowing through repurchase transactions of $138.2 million. We had repurchased $34.1 million of our preferred stock and warrants, net of discount during the second quarter of 2022. During the third quarter of 2022 we issued unsecured debt, net of discount and deferred expenses of $106.1 million, which was primarily used to fund our third quarter repurchase of our preferred stock and warrants, net of discount of $90.9 million. For the nine months ended September 30, 2021, we had net cash outflows from financing activities of $51.6 million primarily driven by repayments of $398.1 million on repurchase transactions and pay downs of existing debt obligations of $355.0 million on secured borrowings. Also, we purchased the remaining 37.0% ownership of the Class B notes and trust certificates of 2018-C for a total of $17.2 million and repurchased our 2024 Notes of $7.5 million, partially offset by additional borrowing through secured debt of $391.0 million and repurchase transactions of $376.3 million. For the nine months ended September 30, 2022 and 2021, we paid $24.2 million and $19.3 million, respectively, in combined dividends and distributions.

Financing Activities — Equity Offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of September 30, 2022, we held 657,029 shares of treasury stock consisting of 131,990 shares received through distributions of our shares previously held by our Manager and 525,039 shares acquired through open market purchases. As of September 30, 2021, we held 136,403 shares of treasury stock consisting of 87,939 shares received through distributions of our shares previously held by our Manager and 48,464 shares acquired through open market purchases.

During the three and nine months ended September 30, 2022, we repurchased and retired 1,113,932 and 1,882,451 shares, respectively, of our series A preferred stock and 1,525,529 and 1,757,010 shares, respectively, of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $64.2 million and $88.7 million, respectively, at an average price of $24.32 and $24.37 per share, respectively, representing a discount of approximately 2.7% and 2.5%, respectively, to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $5.7 million and $8.2 million of discount during the three and nine months ended September 30, 2022, respectively. The repurchase is expected to save us approximately $3.9 million annually in preferred dividends. There was no repurchase of preferred stock in either the three or nine months ended September 30, 2021. Also, during three and nine months ended September 30, 2022, we repurchased and retired 3,299,328 and 4,549,328 of our outstanding warrants for $25.8 million and $35.0 million, respectively, resulting in the acceleration of $8.8 million and $12.3 million, respectively of accretion expense, which will result in less accretion expense in future periods.

During the three and nine months ended September 30, 2022, we did not sell any shares of common stock under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. Comparatively, during the three and nine months ended September 30, 2021, we sold 9,073 shares of common stock for proceeds, net of issuance costs of $0.1 million under our At the Market program. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings, 2024 Notes and 2027 Notes

Secured Borrowings

From our inception (January 30, 2014) to September 30, 2022, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See "Table 18: Investments in joint ventures"), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at September 30, 2022. The secured borrowings are structured as debt financings and not REMIC sales, and the loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the secured borrowing trusts, which are VIEs. The secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the secured borrowing trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at September 30, 2022.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allows us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at September 30, 2022. Our rated secured borrowings are designated in the table below.

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

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at September 30, 2022 at their respective cutoff dates:

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

2024 Notes (Convertible Senior Notes)

During 2017 and 2018, we completed the public offer and sale of our 2024 Notes, in three separate offerings which form a single series of fungible securities. At September 30, 2022 and December 31, 2021, the UPB of the debt was $104.5 million and $104.6 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. (See "Critical Accounting Policies" above.)

2027 Notes (Unsecured Notes)

During August 2022, our Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Guarantors. (See "Critical Accounting Policies" above.)

Under the indenture governing the 2027 Notes, a subsidiary guarantor's guarantee will terminate upon: (i) the sale, exchange, disposition or other transfer (including by way of consolidation or merger) of the subsidiary guarantor or the sale or disposition of all or substantially all the assets of the subsidiary guarantor otherwise permitted by the indenture, (ii) satisfaction of the requirements for legal or covenant defeasance or discharge of the 2027 Notes, or (iii) no default or event of default has occurred and is continuing under the indenture.
The following table presents summarized financial information for the Guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Table 15: Summary of Issuer and Guarantor Financial Statements

	September 30, 2022	December 31, 2021
Total assets	$467,564	$570,426

Borrowings under repurchase transactions	209,837	274,826
Convertible senior notes and notes payable, net	210,230	102,845
Other liabilities	41,582	42,186
Total liabilities	461,649	419,857

Total equity	5,915	150,569
Total liabilities and equity	$467,564	$570,426

Nine months ended
September 30, 2022
Total revenue, net	$19,088

Management fees and loan servicing fees	5,674
Acceleration of put option settlement	12,344
Other expenses	16,229
Consolidated loss attributable to Company	(15,159)
Dividends and recognition of discount on retirement of preferred stock	(13,121)
Net loss attributable to common stockholders	$(28,280)

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans, which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $150.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month SOFR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 70% and 85% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have four repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are securities retained from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at September 30, 2022 and December 31, 2021 is as follows ($ in thousands):

Table 16: Repurchase Transactions by Maturity Date

	September 30, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Barclays - bonds(1)		$110,312	$152,652		3.61%
A Bonds	October 3, 2022	37,657	54,929		3.45%
	October 7, 2022	7,982	9,497		2.96%
	October 21, 2022	54,507	71,674		3.73%
B Bonds	October 3, 2022	3,975	6,338		3.71%
	October 21, 2022	4,684	7,703		4.30%
M Bonds	October 7, 2022	311	533		3.52%
	October 21, 2022	1,196	1,978		3.94%
Nomura - loans(2)	October 6, 2022	$224,698	$294,666		5.10%
Nomura - bonds(1)		$38,513	$57,268		4.57%
A Bonds	October 12, 2022	4,156	5,572		3.82%
	November 18, 2022	7,139	10,178		4.16%
	December 16, 2022	4,026	5,364		4.68%
	December 23, 2022	12,177	18,457		4.80%
B Bonds	November 14, 2022	2,937	4,427		4.52%
	November 23, 2022	3,172	5,179		4.58%
	December 16, 2022	1,106	1,687		5.08%
	December 23, 2022	3,800	6,404		5.20%
Goldman Sachs - bonds(1)		$3,464	$4,758		3.95%
A Bonds	October 14, 2022	3,464	4,758		3.95%
JP Morgan - bonds(1)		$74,035	$106,229		3.88%
A Bonds	December 6, 2022	5,299	7,235		3.11%
	December 7, 2022	7,180	9,027		3.95%
	March 24, 2023	22,131	30,400		5.41%
B Bonds	November 4, 2022	9,278	14,106		3.99%
	December 6, 2022	13,149	20,840		3.31%
M Bonds	October 14, 2022	16,487	23,722		2.44%
	December 7, 2022	511	899		4.41%
JP Morgan - loans(3)	July 10, 2023	$12,234	$18,185		5.59%
Totals/weighted averages		$463,256	$633,758	(4)	4.51%

(1)Maximum borrowing capacity is the equivalent of the amount outstanding as of September 30, 2022.
(2)Maximum borrowing capacity as of September 30, 2022 was $400.0 million.
(3)Maximum borrowing capacity as of September 30, 2022 was $150.0 million.
(4)Includes $42.8 million of bonds that are consolidated on our balance sheet for GAAP as of September 30, 2022.

	December 31, 2021
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$126,344	$162,160	1.09%
A Bonds	March 8, 2022	7,318	9,710	1.19%
	March 16, 2022	40,957	55,178	1.21%

	December 31, 2021
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	March 21, 2022	30,850	41,413		1.26%
	March 22, 2022	36,093	40,091		0.69%
B Bonds	March 16, 2022	4,258	6,232		1.46%
	March 21, 2022	2,629	3,758		1.56%
	March 22, 2022	2,698	3,835		1.49%
M Bonds	March 22, 2022	1,541	1,943		1.16%
Nomura - loans(2)	September 22, 2022	$228,523	$300,324		2.36%
Nomura - bonds(1)		$80,674	$107,860		1.43%
A bonds	January 6, 2022	6,567	8,484		1.33%
	January 12, 2022	4,978	6,554		1.32%
	January 27, 2022	2,206	3,065		1.30%
	January 28, 2022	17,623	22,908		1.33%
	February 18, 2022	9,275	12,323		1.36%
	March 17, 2022	12,329	16,226		1.42%
	March 25, 2022	15,443	20,657		1.41%
B Bonds	February 11, 2022	3,094	4,434		1.75%
	February 24, 2022	3,538	5,111		1.77%
	March 17, 2022	1,177	1,686		1.82%
	March 25, 2022	4,444	6,412		1.81%
Goldman Sachs - bonds(1)		$14,659	$18,672		1.18%
A Bonds	January 14, 2022	4,992	6,438		1.17%
	January 20, 2022	9,667	12,234		1.18%
JP Morgan - bonds(1)		$82,030	$108,282		1.29%
A Bonds	April 1, 2022	28,482	37,753		1.36%
	June 10, 2022	6,220	7,220		1.29%
B Bonds	January 13, 2022	2,850	4,052		1.31%
	February 11, 2022	11,272	16,087		1.36%
	June 10, 2022	13,992	20,155		1.49%
M Bonds	April 19, 2022	19,214	23,015		1.02%
JP Morgan - loans(3)	July 8, 2022	$13,824	$20,856		2.60%
Totals/weighted averages		$546,054	$718,154	(4)	1.74%

(1)Maximum borrowing capacity is the equivalent of the amount outstanding as of December 31, 2021.
(2)Maximum borrowing capacity as of December 31, 2021 was $400.0 million.
(3)Maximum borrowing capacity as of December 31, 2021 was $150.0 million.
(4)Includes $42.8 million of bonds that are consolidated on our balance sheet for GAAP as of December 31, 2021.

As of September 30, 2022, we had $463.3 million outstanding under our repurchase transactions compared to $546.1 million as of December 31, 2021. The maximum month-end balance outstanding during the three months ended September 30, 2022 was $511.3 million, compared to a maximum month-end balance for the three months ended December 31, 2021, of $563.0 million. The following table presents certain details of our repurchase transactions for the three months ended September 30, 2022 and December 31, 2021 ($ in thousands):

Table 17: Repurchase Balances

	Three months ended
	September 30, 2022	December 31, 2021
Balance at the end of period	$463,256	$546,054
Maximum outstanding balance during the quarter	$511,296	$562,999
Average balance	$486,891	$436,643

The increase in our average balance from $436.6 million for the three months ended December 31, 2021 to our average balance of $486.9 million for the three months ended September 30, 2022 as a result of certain assets being on the repurchase line for the entire quarter.

As of September 30, 2022 and December 31, 2021, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability, 2024 Notes and 2027 Notes.

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

On November 3, 2022, our Board of Directors declared a dividend of $0.27 per share, to be paid on November 29, 2022 to stockholders of record as of November 15, 2022. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock paid out of our taxable income plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock paid out of our taxable income, plus the increase in our book value, taken together exceeds 8% (on an annualized basis) of our stock’s book value at the end of the year. During the three and nine months ended September 30, 2022, we recorded incentive fees payable to the Manager of zero and $0.3 million, respectively. Comparatively, during the three and nine months ended September 30, 2021 we recorded no incentive fee payable to the Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 7.85% on an annualized basis of our book value of $13.75 per share at September 30, 2022. If our taxable income increases, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related Party Transactions.

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

A summary of our investments in joint ventures is presented below ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	—%	$—	$—
	Trust certificates	$22,759	—%	9.36%	$2,130	$98

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	—%	$—	$—
	Trust certificates	$28,447	—%	20.00%	$5,689	$2,513

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$—
	Trust certificates	$20,166	—%	20.00%	$4,033	$790

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	—%	$—	$—
	Class B notes due 2058	$8,035	5.25%	—%	$—	$—
	Trust certificates	$20,662	—%	20.00%	$4,132	$743

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	—%	$—	$—
	Class B notes due 2058	$16,800	5.25%	—%	$—	$—
	Trust certificates	$43,201	—%	20.00%	$8,640	$3,964

Ajax Mortgage Loan Trust 2019-E/ September 2019	Class A notes due 2059	$181,101	3.00%	6.55%	$11,862	$4,286
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—%	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$5,419
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640
	Trust certificates	$33,941	—%	20.00%	$6,788	$6,820

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained

Ajax Mortgage Loan Trust 2019-H/ December 2019	Class A notes due 2059	$90,381	3.00%		20.00%	$18,076	$5,364
	Class B notes due 2059	$8,435	4.25%		20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%		20.00%	$4,338	$4,375

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%		20.00%	$49,877	$30,401
	Class B notes due 2059	$23,276	3.50%		20.00%	$4,655	$4,428
	Trust certificates	$59,852	—%		20.00%	$11,970	$11,934

Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%		10.01%	$33,970	$1,407
	Class B notes due 2060	$21,754	5.00%		10.01%	$2,178	$2,178
	Trust certificates	$73,964	—%		10.01%	$7,404	$7,393

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%		10.01%	$33,105	$5,414
	Class B notes due 2060	$30,867	5.00%		10.01%	$3,090	$3,090
	Trust certificates	$79,373	—%		10.01%	$7,945	$7,934

Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%	$9,753	$6,454
	Class B notes due 2061	$18,170	3.72%		31.90%	$5,796	$5,796
	Trust certificates	$46,722	—%		31.90%	$14,904	$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%	$13,288	$10,008
	Class B notes due 2060	$25,529	4.00%		20.00%	$5,106	$5,106
	Trust certificates	$38,293	—%		20.00%	$7,659	$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(2)	10.01%	$43,119	$35,169
	Class M notes due 2060	$19,415	2.94%		10.01%	$1,943	$1,943
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%	$3,835	$3,835

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained
	Class B-3 notes due 2060	$29,253	3.73%		19.57%		$5,725		$5,726
	Trust certificates	$518,357	—%		19.57%		$101,471	(3)	$3,073

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		12.60%		$59,986		$47,103
	Class B notes due 2061	$49,463	3.75%		12.60%		$6,232		$6,232
	Trust certificates	$92,743	—%		12.60%		$11,686		$11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%		$23,056		$17,599
	Class B notes due 2061	$32,995	3.75%		20.00%		$6,599		$6,413
	Trust certificates	$61,864	—%		20.00%		$12,373		$11,630

2021-NPL 1/ November 2021	Class A notes due 2051	$253,970	2.00%		16.33%		$41,482		$35,289
	Class B notes due 2051	$23,088	4.63%		16.33%		$3,771		$3,771
	Trust Certificates	$52,773	—%		16.33%		$8,620		$8,575

Ajax Mortgage Loan Trust 2022-A/ April 2022	Class A notes due 2061	$154,921	3.47%	(2)	6.24%	(4)	$9,664		$8,742
	Class M notes due 2061	$21,762	3.00%		23.28%		$5,066		$5,066
	Class B notes due 2061	$25,856	3.00%		23.28%		$6,019		$—
	Trust Certificates	$12,928	—%		23.28%		$3,010		$8,895

Ajax Mortgage Loan Trust 2022-B/ June 2022	Class A notes due 2062	$169,924	3.47%	(2)	5.70%	(4)	$9,692		$9,141
	Class M notes due 2062	$17,776	3.00%		17.18%		$3,054		$3,054
	Class B notes due 2062	$22,083	3.00%		17.18%		$3,794		$—
	Trust Certificates	$11,042	—%		17.18%		$1,897		$5,600

(1)Ajax Mortgage Loan Trust 2021-E was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust made an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)Weighted average of Class A notes.
(3)The trust certificate has no stated principal balance and is tied to the unpaid balance of the underlying mortgage loans.
(4)Weighted average ownership of Class A notes.

Contractual Obligations

Our contractual obligations include obligations under repurchase agreements, our 2024 notes, our 2027 notes, accrued interest on the repurchase agreements and notes, and the put obligation on our outstanding warrants.

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At September 30, 2022 and December 31, 2021, our repurchase obligations totaled $463.3 million and $546.1 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above.)

Our 2024 Notes had outstanding principal balances of $104.5 million and $104.6 million at September 30, 2022 and December 31, 2021, respectively. The 2024 Notes will mature on April 30, 2024 unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. (See "Critical Accounting Policies" above.)

Our 2027 Notes had an outstanding principal balance of $110.0 million at September 30, 2022 and zero at December 31, 2021. The 2027 Notes will mature on September 1, 2027. (See "Critical Accounting Policies" above.)

Our accrued interest expense associated with our repurchase obligations at September 30, 2022 and December 31, 2021, was $1.3 million and $0.9 million, respectively. Our interest expense expected to be paid on our 2024 Notes at September 30, 2022 and December 31, 2021, was $13.6 million and $19.3 million, respectively. Our interest expense expected to be paid on our 2027 Notes at September 30, 2022 and December 31, 2021, was $49.0 million and zero, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of a financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest and we concurrently receive back our pledged collateral from the lender. Interest expense on our 2024 Notes is paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Interest expense on our 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023.

We have two series of five-year warrants outstanding which allow the holders to purchase an aggregate of 1,950,672 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants back to us at a specified put price on or after July 6, 2023. We believe the most economically beneficial result for the holders will be to exercise the put, which we expect to settle for $15.7 million.

Our secured borrowings are not included under our contractual obligations as such borrowings are non-recourse to us and principal and interest are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Subsequent Events

Since quarter end, we have acquired three residential RPLs in one transaction from a single seller with aggregate UPB of $0.8 million. The purchase price of the RPLs was 78.5% of UPB and 58.2% of the estimated market value of the underlying collateral of $1.1 million.

We have agreed to acquire, subject to due diligence, two residential RPLs in two transactions with aggregate UPB of $0.6 million. The purchase price of the residential RPLs is 84.2% of UPB and 58.6% of the estimated market value of the underlying collateral of $0.9 million.

On October 26, 2022, we co-invested with third-party institutional investors to form 2022-RPL1 and acquired 17.5% of the securities and trust certificates from the trust. 2022-RPL1 acquired 1,948 RPLs with aggregate UPB of $293.6 million. The purchase price including joint venture expenses is 86.7% of UPB and 39.0% of the estimated market value of the underlying collateral of $653.1 million. Based on the structure of the transaction, we will not consolidate 2022-RPL1 under U.S. GAAP.

On November 3, 2022, our Board of Directors declared a cash dividend of $0.27 per share to be paid on November 29, 2022 to stockholders of record as of November 15, 2022.

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

Inflation

Virtually all of our assets and liabilities are interest-rate sensitive in nature. Recent and expected rate increases by the Federal Reserve Bank to mitigate inflation have increased and are expected to continue to increase our cost of funds. Increasing mortgage interest rates may also have a negative impact on housing prices. Additionally, inflation that outpaces wage increases could drive a decrease in disposable household income and increase the credit risk of certain borrowers.

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

For the three months ended September 30, 2022, we had no repurchases; however, for the nine months ended September 30, 2022 we repurchased 475,355 shares of our common stock through open market transactions. Comparatively for the three and nine ended September 30, 2021, we did not repurchase any shares of our common stock.

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

Item 2A. Unregistered Sales of Securities

On August 8, 2022 we issued each of our five independent directors 1,917 shares of common stock in partial payment of their quarterly director fees for the second quarter of 2022. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

GREAT AJAX CORP.

Date: November 4, 2022	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)