Form 10-K
period 2022-12-31
Great Ajax Corp.
filed 2023-03-03
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes☒ No☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes☐ No☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes☐ No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $205,529,094 based on the price per share of $9.59, the closing price on June 30, 2022.

As of March 1, 2023, 23,131,288 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

•If COVID-19 restrictions returns due to one of its variants, or another highly infectious or contagious disease, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations.

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

•Failure to comply with applicable tax regulations with respect to GA-TRS LLC ("GA-TRS"), GAJX Real Estate Corp. and any other taxable REIT subsidiary (“TRS”) that we form would jeopardize our REIT status and may result in the application of a 100% excise tax.

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

In 2014, we formed Great Ajax Funding LLC, a wholly owned subsidiary of the Operating Partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under our repurchase agreements. On February 1, 2015, we formed GAJX Real Estate Corp., as a wholly owned subsidiary of the Operating Partnership, to own, maintain, improve and sell certain real estate owned (“REO”) properties purchased by us. We have elected to treat GAJX Real Estate Corp. as a TRS under the Code.

Our Operating Partnership, through interests in certain entities, as of December 31, 2022, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of December 31, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities (“VIEs”), and we have determined that we are the primary beneficiary of the VIEs.

In 2018, we formed Gaea Real Estate Corp. (“Gaea”), as a wholly-owned subsidiary of the Operating Partnership that invests in multifamily properties with a focus on property appreciation and triple net lease veterinary clinics. We elected to treat Gaea as a TRS under the Code for 2018 and elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly-owned subsidiary of Gaea, to hold investments in commercial real estate assets, and Gaea Real Estate Operating LLC, to act as its general partner. We also formed Gaea Veterinary Holdings LLC, BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE Holdings LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties.

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At December 31, 2022 we owned approximately 22.0% of Gaea. We account for our investment in Gaea under the equity method.

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

Our comprehensive loan and property history database and data tracking lead to a deep understanding of our markets. This understanding, coupled with our long-term relationships with loan sellers, we believe allows us to purchase loans at a discount to UPB and a significant discount to current property values. Our database contains foreclosure timelines on an individual county basis and in some instances, also on an individual judge basis. In addition to resolution timeline data, we track data by state, Metropolitan Statistical Area and zip code regarding crime rates, education, electoral participation and other variables that we believe closely correlate with property values.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2022 and 2021 ($ in millions):

	December 31, 2022	December 31, 2021
Residential RPLs	$872.9	$971.1
Residential NPLs	105.1	119.5
SBC loans	11.1	19.3
Real estate owned properties, net	6.3	6.1
Investments in securities at fair value	257.1	355.2
Investment in beneficial interests	134.6	139.6
Total mortgage related assets	$1,387.1	$1,610.8

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

We may also invest in the securities of other REITs, other entities engaged in real estate activities or securities of other issuers for the purpose of exercising control over such entities or with the intention of realizing short-term or long-term gains. We do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we would intend to divest such securities before any such registration would be required. We do not intend to underwrite securities of other issuers. We finance our assets with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. We have funded and intend to continue to fund our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked to market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. Our repurchase agreements include terms ranging from a maximum borrowing base of 90% of market value to 75% of purchase price, not to exceed 75% of property value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of our securitizations, our repurchase financing facility and any other outstanding indebtedness.

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

The base management fee equals 1.5% of our stockholders’ equity per annum, including equity equivalents such as our convertible senior notes, and is calculated and payable quarterly in arrears. We have the option to pay the management fee between 50% to 100% cash at our discretion, and pay the remainder in shares of our common stock. For purposes of calculating the management fee, our stockholders’ equity means: the sum of (i) the net proceeds from any issuances of common stock or other equity securities we or the Operating Partnership have issued (without double counting) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), and (ii) our and our Operating Partnership’s (without double counting) retained earnings calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or "GAAP") at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (A) any amount that we or our Operating Partnership pays to repurchase shares of common stock since inception, (B) any unrealized gains and losses and other non-cash items that have affected consolidated stockholders’ equity as reported in our consolidated financial statements prepared in accordance with U.S. GAAP, and (C) one-time events pursuant to changes in U.S. GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the management fee, could be greater or less than the amount of stockholders’ equity shown on our consolidated financial statements.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of our dividends on our common stock paid out of taxable income and our increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the our quarterly cash dividends on its common stock paid out of taxable income, special cash dividends on our common stock paid out of taxable income and increase in book value within the applicable calendar year exceed 8% of our book value per share as of the end of the calendar year. However, no incentive fee may be payable to the Manager with respect to any calendar quarter unless our cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee is payable in shares of our common stock at our discretion and any until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of our common stock and 80% of the remaining incentive fee is payable in cash. Notwithstanding the foregoing, we may elect to pay the incentive fee entirely in cash at our discretion.

We also reimburse the Manager for all third party, out-of-pocket costs it incurs for managing our business, including third party due diligence and valuation consultants, legal expenses, auditors and other financial services. The reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a monthly basis.

We will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by us without cause, (ii) our decision not to renew the Management Agreement upon the determination of at least two-thirds of our independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of us becoming regulated as an "investment company" under the Investment Company Act of 1940, as amended (the "Investment Company Act") (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by our Board of Directors), or (iv) a termination by the Manager if we default in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to twice the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.

Under the Management Agreement, we pay a quarterly base management fee based on our stockholders’ equity, including equity equivalents such as our issuance of convertible senior notes. Also, under the First Amendment to the Third Amended and Restated Management Agreement with the Manager, which has an effective date of March 1, 2023, our quarterly base management fee will include our unsecured debt securities to the extent the proceeds were used to repurchase our preferred stock.

We may be required to pay a quarterly and annual incentive management fee based on our cash distributions to our stockholders and increases in our book value. Manager fees are expensed in the quarter incurred and the portion payable in common stock is included in stockholders’ equity at quarter end.

The Servicer

We are also a party to the Servicing Agreement (the “Servicing Agreement”), expiring July 8, 2029, with the Servicer. Our Servicer, Gregory, was formed by the members of our Manager’s management team to service “high-touch” assets, which are loans that require substantial and active interaction with the borrower for modification or other resolution. These loans are to less creditworthy borrowers or for properties the value of which has decreased and are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Our Servicer is licensed to service loans in all states where such license is required to conduct its business, and currently has mortgage loan origination staff who are licensed in 14 states. It also holds mortgage lending, debt collection or similar licenses in the states where such licenses are required. Our Servicer is a Freddie Mac authorized servicer, a Home Affordable Modification Program (“HAMP”) registered servicer, a Veterans Administration Servicer and has unsupervised Title II Mortgage authorization from the Federal Housing Administration (“FHA”). At December 31, 2022, we owned an 8.0% equity interest in the parent company of our Servicer and warrants to acquire an additional 12.0%, all held through a TRS.

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

In January 2018, we acquired a 4.9% equity interest in the parent company of our Servicer which increased to 8.0% in May 2018, and we also own warrants to purchase additional equity interests. The Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreement, including CFPB mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act. These laws and regulations cover a wide range of topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information (privacy). The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in direct conflict with each other or with U.S. federal law. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. Material changes in these rules and regulations could increase our expenses under the Servicing Agreement. From time to time, the Servicer may be party to certain regulatory inquiries and proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely its reputation. The Servicer’s failure to comply with applicable laws and regulations could adversely affect our expenses and results of operations. If we were to determine to change servicers, there is no assurance that we could find servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms. The Servicer’s failure to comply with these laws and regulations could also indirectly result in damage to our reputation in the industry and adversely affect our ability to effect our business plan.

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

The ongoing COVID-19 pandemic may adversely affect our business, financial condition, liquidity and results of operations.

While lock downs and restrictions from the pandemic have ended, the effects of the pandemic on inflation and resulting increase in interest rates have contributed to a substantial dislocation in the credit markets. A return to any COVID-19 pandemic restriction, due to one of its variants, or another highly infectious or contagious disease, could have a material adverse effect on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments, which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that have been or may be taken by various governmental authorities in response to the outbreak (such as quarantines, travel restrictions and mandated forbearance measures on mortgage collections) and the possible further impacts on the global economy. Additionally, governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. We cannot know if these programs will be effective, sufficient or otherwise may have a positive material and adverse impact on our business.

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

On July 27, 2017, and in a subsequent speech by its chief executive on July 12, 2018, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, confirmed that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. One-week and two-month U.S. dollar LIBOR (“USD LIBOR”) tenors ceased publication on December 31, 2021. The remaining USD LIBOR tenors, including 3-month USD LIBOR, will cease publication after June 30, 2023. Under the Adjustable Interest Rate (LIBOR) Act (“AIRLA”) and Part 253 of Regulation ZZ (Rule 253), after June 30, 2023, certain “LIBOR contracts” will, by operation of law, change their base rate from USD LIBOR to CME Term SOFR of the same tenor, plus an applicable tenor spread adjustment. CME Term SOFR is an indicative, forward-looking measurement of the daily overnight secured overnight financing rate (SOFR). CME Term SOFR is published by CME Group Inc., as administrator of that rate.

The composition and characteristics of CME Term SOFR are not the same as those of USD LIBOR. CME Term SOFR is derived from daily SOFR, which is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions. USD LIBOR is an unsecured rate. As a result, there can be no assurance that CME Term SOFR, together with the applicable statutory tenor spread adjustment, will perform in the same way as USD LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events.

Market participants are still considering how various types of financial instruments and securitization vehicles that are not “LIBOR contracts” subject to AIRLA and Rule 253 should be modified following a discontinuation of USD LIBOR. It is possible that not all of our assets and liabilities will transition away from USD LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate. No assurance can be provided that these uncertainties or their resolution will not adversely affect the use, level, and volatility of SOFR, USD LIBOR or other interest rates or the value of SOFR-based or USD LIBOR-based securities, including our mortgage loans. These uncertainties or their resolution also could negatively impact our loan and other asset values, interest income, funding costs, asset-liability management strategies, and other aspects of our business and financial results.

We cannot predict the impact future actions by the Federal Reserve will have on our business, and any such actions may negatively impact us.

Over the past year, the Federal Reserve has substantially tightened monetary policy to combat the sharp increase in U.S. inflation. The Federal Reserve has increased its federal funds rate target from 0.0 – 0.25 to the current target of 4.25% - 4.50%. It also stopped its purchases of Treasury and agency securities in March 2022 and then in June 2022, according to its previously announced plan, began reducing the size of its balance sheet by no longer reinvesting proceeds of up to $60 billion (initially $30 billion) of maturing Treasury securities and up to $35 billion (initially $17.5 billion) in maturing agency debt and mortgage-backed securities per month.

The Federal Reserve’s termination of its COVID-19 pandemic emergency actions and shift to tighten monetary policy has resulted in higher interest rates, including for Agency RMBS. These actions may decrease spreads on interest rates, reducing our net interest income. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, increases in interest rates may result in lower refinancing activity and therefore decreased the rate of prepayment on loans underlying our assets.

The Federal Reserve is expected to continue to increase the federal funds rate target and continue reducing its balance sheet. We cannot predict when the Federal Reserve will cease its tightening of monetary policy or move to reduce the federal funds rate target. Further, we cannot predict or control the impact future actions by the Federal Reserve will have on our business. Accordingly, future actions by the Federal Reserve could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator,” or CPO. In December 2012, the Commodity Futures Trading Commission issued the No-Action Letter, giving relief to operators of mortgage REITs from the requirement to register as a CPO. In order to qualify, we must, among other non-operation requirements: (1) limit our initial margin and premiums required to establish our swap or futures positions to no more than 5% of the fair market value of our total assets; and (2) limit our net income derived annually from our swaps and futures positions that are not “qualifying hedging transactions” to less than 5% of our gross income. The need to operate within these parameters could limit the use of swaps by us below the level that we would otherwise consider optimal or may lead to the registration of our company or our directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.

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

We own a 19.8% equity interest in our Manager and an 8.0% equity interest in the parent company of our Servicer through GA-TRS, with warrants to purchase an additional equity interest in GAFS. Flexpoint Great Ajax Holdings LLC (“Flexpoint REIT Investor”) an affiliate of an investment fund managed by Flexpoint Ford LLC is one of our larger investors and owns 26.6% of our shares of series A preferred stock as of December 31, 2022. Also, investors consisting of an investment fund for which Wellington Management Company LLP is the investment adviser and one or more other investment advisory clients of Wellington Management Company LLP (collectively, the “Wellington Investors”) owns 17.1% of our outstanding common stock as of December 31, 2022. In addition, Flexpoint REIT Investor and one of the Wellington Investors each own 26.7% of our Manager, and 9.0% of Great Ajax FS LLC (“GAFS”), the parent of the Servicer, with warrants to purchase an additional equity interest in GAFS. Mr. Mendelsohn controls 50% of the manager of Aspen, which owns a 26.7% investment in our Manager and a 73.8% interest in GAFS, and has certain economic and/or management rights with respect to approximately 9.2% of the interests in Aspen. Furthermore, each of our executive officers is an executive officer of our Manager or the Servicer or both and has interests in our relationship with them that may be different from the interests of our stockholders. In particular, these individuals, other than the Chief Financial Officer, have a direct interest in the financial success of our Manager or the Servicer, which may encourage these individuals to support strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and our Manager, our Servicer, Aspen or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence — Agreements with Anchor Investors.”

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

Holders

As of March 1, 2023, there were 258 common stockholders of record.

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

Performance Graph

The following graph shows the cumulative total shareholder return at market close on February 13, 2015 (the first day of trading of our common stock) through December 31, 2022 for (1) our common stock ("AJX"), (2) the Russell 2000 and (3) the FTSE NAREIT Mortgage REIT index (“FNMR”). The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on February 13, 2015, the first day on which our shares were listed on the NYSE, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

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

For the years ended December 31, 2022 and 2021, we repurchased 475,355 and 1,220 shares, respectively, of our common stock through open market transactions. A summary of the repurchase activity for the years ended December 31, 2022 and 2021 is set forth in the table below ($ in thousands, except for per share amounts):

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 - December 31, 2021	1,220	$13.49	49,684	$24,547
January 1 - December 31, 2022	475,355	$9.77	525,039	$19,904

Unregistered Sales of Securities

In private placement transactions in 2022 pursuant to Section 4(a)(2) of the Securities Act, we issued 39,558 shares of our common stock on March 7, 2022 in payment of the stock-based portion of the management fee for the fourth quarter of 2021. We issued our five independent directors an aggregate of 25,790 shares of our common stock on May 9, 2022, August 8, 2022 and November 7, 2022 in payment of part of their quarterly director fees for 2022 and 3,470 shares of our common stock on March 7, 2022 in payment of part of their quarterly director fees for the fourth quarter of 2021.

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

Our Operating Partnership, through interests in certain entities as of December 31, 2022, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of December 31, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E, which is a REMIC. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and we have determined that we are the primary beneficiary of the VIEs.

In 2018, we formed Gaea as a wholly-owned subsidiary of the Operating Partnership that invests in multifamily properties with a focus on property appreciation and triple net lease veterinary clinics. We elected to treat Gaea as a TRS under the Code for 2018 and elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, we formed Gaea Real Estate Operating Partnership LP, a wholly-owned subsidiary of Gaea, to hold investments in commercial real estate assets, and Gaea Real Estate Operating LLC, to act as its general partner. We also formed Gaea Veterinary Holdings LLC, BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE Holdings LLC as subsidiaries of Gaea Real Estate Operating Partnership. In 2019, we formed DG Brooklyn Holdings LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties.

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At December 31, 2022 we owned approximately 22.0% of Gaea. We account for our investment in Gaea under the equity method.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2022 and 2021 ($ in millions):

	December 31, 2022	December 31, 2021
Residential RPLs	$872.9	$971.1
Residential NPLs	105.1	119.5
SBC loans	11.1	19.3
Real estate owned properties, net	6.3	6.1
Investments in securities at fair value	257.1	355.2
Investment in beneficial interests	134.6	139.6
Total mortgage related assets	$1,387.1	$1,610.8

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

In December 2022, the Federal Reserve raised its benchmark federal-funds rate by half a percentage point. This follows rate increases in March, May, June, July, September and November for a year to date increase of 4.25 points. Also, in February 2023, the Federal Reserve raised its benchmark federal-funds rate by another quarter of a percentage point. The Federal Reserve indicated it would likely continue raising the federal-funds rate as long as inflation remained above its 2.00% target and would continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities. According to Freddie Mac, the 30-year fixed rate mortgage rate averaged 6.09% for the week of February 2, 2023.(1)

Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans.

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

(1)Freddie Mac Primary Mortgage Market Survey, U.S. weekly averages as of February 2, 2023.

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

Market Conditions. As the Federal Reserve continues its current trend toward monetary tightening, mortgage markets are undergoing a great deal of uncertainty with regard to both interest rates and origination volume. We believe that in spite of the continuing uncertain market environment for mortgage-related assets current market conditions offer potentially attractive investment opportunities for us, even in the face of a riskier and more volatile market environment. We expect that market conditions will continue to impact our operating results and will cause us to adjust our investment and financing strategies over time as new opportunities emerge and risk profiles of our business change.

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

Based on our review of the key inputs and our methodology used, we believe our current allowance for credit losses is properly stated at December 31, 2022 and 2021.

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

Investments in Beneficial Interests

Our Investments in Beneficial Interests consist of the residual investment in the securitization trusts which we form with third party institutional accredited investors. We account for our Investments in Beneficial Interests under CECL, which we adopted using the prospective transition approach. At adoption, $1.7 million of discount was reclassified to the allowance for expected credit losses with no net impact on the amortized cost basis of the beneficial interests. Each beneficial interest is accounted for individually, and we recognize our ratable share of gain, loss, income or expense based on our percentage ownership interest.

Our Investments in Beneficial Interests are carried at amortized cost. Upon acquisition, the investments are recorded as three separate elements: (i) the amount of purchase discount which we expect to recover through eventual repayment of the investment, (ii) an allowance for future expected credit loss and (iii) the par value of the investment. The purchase discount which we expect to recover through eventual repayment of the investment gives rise to an accretable yield. We recognize this accretable yield as interest income on a prospective level yield basis over the life of the investment. Our recognition of interest income is based upon us having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, we use these expected cash flows to apply the effective interest method of income recognition.

Our expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. The net present value of changes in expected cash flows as compared to contractual amounts due, whether caused by timing or investment performance, is reported in the period in which it arises and is reflected as an increase or decrease in the allowance for expected credit losses to the extent a provision for expected credit losses is recorded against the investment. If no provision for expected credit losses is recorded against the investment, the increase in expected future cash flows is recognized prospectively as an increase in yield.

Risks inherent in our beneficial interest portfolio include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. We monitor the credit quality of the mortgage loans underlying our beneficial interests on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, we assess the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluate whether and when it becomes probable that all amounts contractually due will not be collected.

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

Convertible Senior Notes

During 2017 and 2018, we completed the public offer and sale of our convertible senior notes due 2024 (the "2024 Notes"). At December 31, 2022 and 2021, the UPB of the debt was $104.5 million and $104.6 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, are subject to adjustment under certain circumstances.

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

On January 1, 2022, we adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) by recording a reduction in our additional paid-in capital account of $0.7 million and a corresponding increase in the carrying value of our Convertible senior notes of $0.7 million, representing the carrying value of the conversion feature associated with the 2024 Notes.

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

Results of Operations

Key items for the year ended December 31, 2022 include:

•Interest income of $82.6 million; net interest income of $39.0 million
•Net loss attributable to common stockholders of $(28.7) million
•Earnings per share ("EPS") per basic common share of $(1.24)
•Operating income of $17.7 million
•Operating income per basic common share of $0.77
•Taxable income of $1.24 per share attributable to common stockholders after payment of dividends on our preferred stock
•Book value per common share of $13.00 at December 31, 2022
•Repurchased and retired $91.0 million face amount of our preferred stock and associated warrants
•Repurchased 475,355 shares of common stock at an average purchase price of $9.77 per share
•Issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due 2027
•Formed one joint venture that acquired $293.6 million in UPB of mortgage loans with collateral values of $653.1 million and retained $44.6 million of varying classes of related securities issued by the joint venture
•Refinanced four joint ventures into two new joint ventures with $436.3 million in UPB of mortgage loans with collateral values of $1.1 billion and retained $86.0 million of varying classes of related agency rated securities to end the year with $391.6 million of investments in debt securities and beneficial interests
•Collected total cash of $261.2 million from loan payments, sales of REO and collections from investments in debt securities and beneficial interests
•Invested an additional $6.1 million in Gaea to increase our total investment to $25.5 million, or 22.0%
•Held $47.8 million of cash and cash equivalents at December 31, 2022; average daily cash balance was $60.9 million
•As of December 31, 2022, approximately 79.6% of portfolio based on acquisition UPB made at least 12 out of the last 12 payments

We generated a consolidated net loss attributable to common stockholders under GAAP for the year ended December 31, 2022 of $(28.7) million or $(1.24) per common share after preferred dividends, and Operating income of $17.7 million or $0.77 per common share. Operating income is a non-GAAP financial measure which adjusts GAAP earnings by removing gains and losses as well as certain other non-core income and expenses and preferred dividends. We consider

Operating income a useful measure for comparing the results of our ongoing operations over multiple quarters. Comparatively, our GAAP consolidated net income attributable to common stockholders for the years ended December 31, 2021 and 2020 was $34.1 million and $22.8 million, or $1.48 and $1.00 per common share, respectively. Operating income during the years ended December 31, 2021 and 2020 was $34.1 million and $27.8 million, or $1.48 and $1.22 per common share, respectively.

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock, 1,757,010 shares of our series B preferred stock and 4,549,328 warrants for our common stock in a series of repurchases transactions. The series A and series B preferred stock was repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The warrants were repurchased for an aggregate of $35.0 million which is equal to the expected future put value obligation of $20.00 per warrant. The repurchase of the preferred stock caused the recognition of $8.2 million of GAAP preferred stock discount, and the repurchase of the warrants accelerated future GAAP accretion expense on the warrant's put option of $12.3 million. The repurchase of the preferred stock is expected to save us approximately $5.6 million annually in preferred dividends while the repurchase of the warrants will reduce future put option accretion expense by $10.8 million annually.

At December 31, 2022, our book value decreased to $13.00 per common share from $15.92 at December 31, 2021, driven by the effect of mark to market adjustments of $26.7 million on our investments in debt securities, dividends on our common stock of $24.5 million and the year-to-date net loss attributable to common stockholders of $28.7 million, partially offset by the repurchase of 475,355 shares of our common stock during the second quarter at an average price of $9.77 per share and the removal of our convertible senior notes from the calculation due to their antidilutive effect on our earnings per share.

During the three months ended March 31, 2022, we invested an additional $6.1 million in Gaea to increase our total investment to $25.5 million, or 22.2% of total shares outstanding. In addition to common stock, we received 371,103 warrants to purchase additional shares at $16.41 per share for a two year period following the date that the common stock commences trading on a trading market. At December 31, 2022, we owned approximately 22.0% of Gaea.

Table 1: Results of Operations

	For the year ended December 31,
($ in thousands)	2022	2021	2020
INCOME
Interest income	$82,582	$93,383	$98,336
Interest expense	(43,632)	(36,742)	(48,692)
Net interest income	38,950	56,641	49,644
Net decrease in the net present value of expected credit losses(1)	8,026	18,223	12,555
Net interest income after the impact of changes in the net present value of expected credit losses	46,976	74,864	62,199
(Loss)/income from investment in affiliates, net	(1,218)	699	(155)
Loss on joint venture refinancing on beneficial interests	(6,115)	—	—
Other (loss)/income	(4,007)	2,385	1,567
Total revenue, net	35,636	77,948	63,611
EXPENSE
Related party expense – loan servicing fees	7,960	7,433	7,678
Related party expense – management fee	8,326	9,116	8,456
Professional fees	2,052	2,940	2,834
Fair value adjustment on put option liability	11,143	9,462	4,733
Other expense	5,912	5,490	5,680
Total expense	35,393	34,441	29,381
Acceleration of put option settlement	12,344	—	—
Loss on debt extinguishment	—	1,439	661
(Loss)/income before provision for income taxes	(12,101)	42,068	33,569
Provision for income taxes (benefit)	2,835	293	(39)
Consolidated net (loss)/income	(14,936)	41,775	33,608
Less: consolidated net (loss)/income attributable to the non-controlling interest	75	(80)	5,112
Consolidated net (loss)/income attributable to the Company	(15,011)	41,855	28,496
Less: dividends on preferred stock	5,474	7,798	5,740
Less: discount on retirement of preferred stock	8,194	—	—
Consolidated net (loss)/income attributable to common stockholders	$(28,679)	$34,057	$22,756
Basic (loss)/earnings per common share	$(1.24)	$1.48	$1.00
Diluted (loss)/earnings per common share	$(1.24)	$1.41	$1.00

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during the years ended December 31, 2022, 2021 and 2020. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

	For the year ended December 31,
($ in thousands)	2022	2021	2020
Reconciliation of consolidated net (loss)/income attributable to common stockholders to consolidated operating income
Consolidated net (loss)/income attributable to common stockholders	$(28,679)	$34,057	$22,756
Dividends on preferred stock	(5,474)	(7,798)	(5,740)
Discount on retirement of preferred stock	(8,194)	—	—
Consolidated net (loss)/income attributable to the Company	(15,011)	41,855	28,496
Provision for income taxes (benefit)	(2,835)	(293)	39
Consolidated net (income)/loss attributable to the non-controlling interest	(75)	80	(5,112)
(Loss)/income before provision for income taxes	(12,101)	42,068	33,569
Loss on joint venture refinancing on beneficial interests	(6,115)	—	—
Realized (loss)/gain on sale of securities	(4,775)	201	145
Net decrease in the net present value of expected credit losses(1)	8,026	18,223	12,555
Fair value adjustment on put option liability	(11,143)	(9,462)	(4,733)
Acceleration of put option settlement	(12,344)	—	—
Other adjustments	(3,489)	(1,033)	(2,175)
Consolidated operating income	$17,739	$34,139	$27,777
Basic operating income per common share	$0.77	$1.48	$1.22
Diluted operating income per common share	$0.77	$1.42	$1.22

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during the years ended December 31, 2022, 2021 and 2020. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Our gross interest income excluding the impact of credit losses decreased to $82.6 million for the year ended December 31, 2022 from $93.4 million for the year ended 2021 and $98.3 million for the year ended 2020 primarily due to lower yields on our mortgage loan portfolio and beneficial interests.

Interest expense for the year ended December 31, 2022 increased to $43.6 million from $36.7 million for the year ended 2021 due to increases in the effective interest rate on our borrowings on repurchase lines of credit. Comparatively, interest expense for the year ended December 31, 2021 decreased from $48.7 million for the year ended 2020 due to decreases in the average interest rates applicable to our borrowings.

Net interest income after recording the impact of the net present value of decreases in expected credit losses decreased to $47.0 million for the year ended December 31, 2022 from $74.9 million for the year ended 2021 and increased from $62.2 million for the year ended 2020 primarily as a result of a net $8.0 million impact of the net decrease in the net present value of expected credit losses for the year ended December 31, 2022 compared to a $18.2 million decrease for the year ended 2021 and $12.6 million decrease for the year ended 2020. Of the $8.0 million for the year ended December 31, 2022, $8.1 million relates to the net decrease in the net present value of expected credit losses on our mortgage loan portfolio and $0.1 million relates to the net increase in the net present value of expected credit losses on our investments in beneficial interests. Comparatively, of the $18.2 million for the year ended December 31, 2021, $13.7 million relates to our mortgage loan portfolio and $4.6 million to our investments in beneficial interests. Of the $12.6 million for the year ended December 31, 2020, $9.4 million relates to our mortgage loan portfolio and $3.2 million to our investments in beneficial interests.

During the year ended December 31, 2022, we collected $261.2 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $318.5 million and $240.3 million for the years ended December 31, 2021 and 2020, respectively.

The interest income detail for the years ended December 31, 2022, 2021 and 2020 is included in the table below ($ in thousands):

Table 2: Interest Income Detail

	For the year ended December 31,
	2022	2021	2020
Accretable yield recognized on RPL, NPL and SBC loans	$59,971	$66,459	$76,769
Accretable yield recognized on beneficial interests	10,785	15,540	11,091
Interest income on debt securities	10,558	10,963	9,852
Bank interest income	703	261	346
Other interest income	565	160	278
Interest income	$82,582	$93,383	$98,336
Net decrease in the present value of expected credit losses(1)	8,026	18,223	12,555
Interest income after the impact of changes in the net present value of expected credit losses	$90,608	$111,606	$110,891

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during the years ended December 31, 2022, 2021 and 2020. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The average carrying balance of our mortgage loan portfolio increased for the year ended December 31, 2022 versus the prior year of 2021 primarily due to loan acquisitions in the fourth quarter of 2021. The average carrying balances of our debt securities and beneficial interests increased for the year ended December 31, 2022 versus the prior year of 2021 due to acquisitions outpacing paydowns and sales. The average carrying balance of our debt outstanding decreased for the year ended December 31, 2022 versus the prior year of 2021 as paydowns and sales outpaced acquisitions. The average carrying balances for our portfolio are included in the table below ($ in thousands):

Table 3: Average Balances

	For the year ended December 31,
	2022	2021
Average mortgage loan portfolio	$1,033,907	$1,028,528
Average carrying value of debt securities	$327,387	$325,543
Average carrying value of beneficial interests	$133,121	$118,303
Total average asset backed debt	$1,016,804	$1,053,572

Loss/Income from Equity Method Investments

We recorded a loss from our investments in affiliates of $1.2 million for the year ended December 31, 2022, income of $0.7 million for the year ended 2021 and loss of $0.2 million for the year ended 2020. The change year over year is partially due to the flow-through impact of the mark to market adjustment on shares of our stock held by our Manager and our Servicer. We account for our investments in our Manager and our Servicer using the equity method of accounting.

During the three months ended March 31, 2022, we invested an additional $6.1 million in Gaea to increase our total investment to $25.5 million, or 22.2% of total shares outstanding. In addition to common stock, we received 371,103 warrants to purchase additional shares at $16.41 per share for a two year period following the date that the common stock commences trading on a trading market. At December 31, 2022, we owned approximately 22.0% of Gaea.

Loss on Joint Venture Refinancing on Beneficial Interests

The was a $6.1 million loss on joint venture refinancing on beneficial interests driven by $4.0 million other than temporary impairment on the partial redemption of our beneficial interests in Ajax Mortgage Loan Trusts 2018-D and 2018-G ("2018-D and -G") during the first quarter of 2022, which became a realized loss when the transaction closed in April 2022. The 2018-D and -G trusts were re-securitized in the second quarter of 2022 and the underlying mortgage loans were used to form

Ajax Mortgage Loan Trust 2022-A ("2022-A"). We also had a $2.1 million loss on the partial redemption of our beneficial interests in Ajax Mortgage Loan Trust 2019-A and 2019-B ("2019-A and -B") during the second quarter of 2022. The 2019-A and -B trusts were also re-securitized in the second quarter of 2022 and the underlying mortgage loans were used to form Ajax Mortgage Loan Trust 2022-B ("2022-B"). Although we continue to own approximately the same interest in the underlying mortgage loans and related cash flows, we account for our beneficial interests as legal securities and recorded a loss on the transaction as a result. The beneficial interests were exchanged for a combination of the beneficial interest in 2022-A and -B, respectively, and cash received from the sale of the underlying loans to 2022-A and -B, respectively.

Other Loss/Income

Other loss/income decreased for the year ended December 31, 2022 by $6.4 million from 2021. The decrease in Other income was driven by a $4.8 million loss on the disposition of debt securities, primarily driven by the sale of securities in Ajax Mortgage Loan Trust 2021-F and lower of cost or market adjustment on our mortgage loan portfolio of $1.8 million due to extension of a portion of our loan portfolio as previously delinquent borrowers have become more consistent payers. This was partially offset by an increase in the first quarter in late fee income. Other income increased for the year ended December 31, 2021 by $0.8 million from 2020, primarily due to increases in late fee income and a gain on sale of mortgage loans in 2021 versus a loss in 2020. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other (Loss)/Income

	For the year ended December 31,
	2022	2021(1)	2020(1)
Late fee income	$1,789	$1,046	$700
Net gain on sale of property held-for-sale	898	893	1,011
Other (loss)/gain	(1,919)	245	(289)
(Loss)/gain on sale of securities	(4,775)	201	145
Total Other (loss)/income	$(4,007)	$2,385	$1,567

(1)Includes a reclass of Gain/(loss) on sale of mortgage loans, HAMP fees and Rental income to Other (loss)/gain.

Expenses

Total expenses for the year ended December 31, 2022 increased from the year ended 2021 as a result of our put option expense on our outstanding common stock warrants and an increase in loan servicing fees as NPLs increased as a percentage of the total portfolio. These were partially offset by lower management fees in 2022 due to a reduction in stockholders' equity. Similarly, total expenses for the year ended 2021 increased from 2020 as a result of our put option expense on our outstanding common stock warrants. This was partially offset by lower loan servicing fees as a result of the lower average carrying balance of our mortgage loan portfolio due to increased investments in our joint ventures. A breakdown of our expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	For the year ended December 31,
	2022	2021(1)	2020(1)
Fair value adjustment on put option liability	$11,143	$9,462	$4,733
Related party expense – management fee	8,326	9,116	8,456
Related party expense – loan servicing fees	7,960	7,433	7,678
Other expense	5,912	5,490	5,680
Professional fees	2,052	2,940	2,834
Total expense	$35,393	$34,441	$29,381

(1)Previously presented to include Real estate operating expense as its own line item, which has now been reclassed to Other expense.

Other Expense

Other expense for the year ended December 31, 2022 increased from the year ended 2021 primarily due to an increase in employee and service provider grants and travel, meals and entertainment, partially offset by lower non due diligence lien release. Other expense for the year ended 2021 decreased from 2020 primarily due to real estate operating expense, partially offset by employee and service provider grants and directors' fees and grants. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	For the year ended December 31,
	2022	2021(1,2)	2020(1,2)
Employee and service provider share grants	$1,147	$900	$728
Insurance	941	964	835
Directors' fees and grants	750	746	427
Borrowing related expenses	714	727	802
Travel, meals, entertainment	467	193	265
Other expense	459	677	300
Software licenses and amortization	444	407	302
Real estate operating expense	434	328	1,482
Taxes and regulatory expense	351	368	395
Internal audit services	205	180	144
Total Other expense	$5,912	$5,490	$5,680

(1)Includes a reclass of Real estate operating expense.
(2)Includes a reclass of Loan transaction expense and Lien release non due diligence to Other expense.

Acceleration of Put Option Settlement

During the year ended December 31, 2022, we repurchased and retired 4,549,328 warrants for our common stock in a series of repurchase transactions. The warrants were repurchased for an aggregate of $35.0 million at a price equal to the expected future put value obligation of $20.00 per warrant. The repurchase of the warrants accelerated future accretion expense on the warrant's put option of $12.3 million. The repurchase is expected to reduce future put option expense by $10.8 million annually. There was no repurchase of warrants during the years ended December 31, 2021and 2020.

Loss on Debt Extinguishment

During the year ended December 31, 2022, we had no acceleration of deferred issuance costs from refinancing activities. Comparatively, for years ended December 31, 2021 and 2020, we recorded $1.4 million and $0.7 million, respectively, related to the acceleration of deferred issuance costs for calling and re-securitizing our secured borrowings at a lower cost of funds.

Discount on Retirement of Preferred Stock

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock and 1,757,010 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. The repurchase is expected to save us approximately $5.6 million annually in preferred dividends. There was no repurchase of preferred stock during the years ended December 31, 2021 and 2020.

Equity and Net Book Value per Share

Our net book value per common share was $13.00 and $15.92 at December 31, 2022 and 2021, respectively. The decrease in book value was primarily due to the year to date net loss attributable to common stockholders of $28.7 million, the effect of mark to market adjustments of $26.7 million on our investments in debt securities and dividends on our common stock of $24.5 million, partially offset by the repurchase of 475,355 shares of our common stock at an average price of $9.77 per share and the removal of our convertible senior notes from the calculation due to their antidilutive effect on our earnings per share. We believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by taking equity at the balance sheet date (i) less preferred stock and non-controlling interest, (ii) adjusted for any addition for potential conversion of our 2024 Notes, divided by outstanding shares at the balance sheet date adjusted to include (i) unvested restricted stock earned but unissued and (ii) any share equivalents for our 2024 notes or our put option liability as determined by the dilution requirements for our EPS calculation. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	As of December 31,
	2022	2021
Outstanding shares	23,130,956	23,146,775
Adjustments for:
Unvested grants of restricted stock and shares earned but not issued as of the date indicated	10,580	3,470
Conversion of convertible senior notes into shares of common stock(1)	—	7,228,910
Settlement of put option in shares(2)	—	—
Total adjusted shares outstanding	23,141,536	30,379,155

Equity at period end	$337,465	$500,473
Net increase in equity from expected conversion of convertible senior notes(1)	—	101,511
Adjustment for equity due to preferred shares	(34,554)	(115,144)
Net adjustment for equity due to non-controlling interests	(2,137)	(3,178)
Adjusted equity	$300,774	$483,662
Book value per share	$13.00	$15.92

(1)The conversion of convertible senior notes was removed as of December 31, 2022 due to it having an anti-dilutive effect on our earnings per share calculation.
(2)The settlement of the put option in shares is not included in the book value calculation as of December 31, 2022 or 2021 as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the years ended December 31, 2022 and 2021, we purchased $10.1 million and $185.7 million of RPLs with UPB of $11.2 million and $191.3 million, respectively, at 44.7% and 54.8% of property value, respectively, and 89.7% and 97.1% of UPB, respectively, including loans acquired from Ajax Mortgage Loan Trust 2019-C ("2019-C") in December 2021, wherein we acquired the outstanding equity certificate of 2019-C, resulting in recognition of the underlying loans on our consolidated balance sheet. For the years ended December 31, 2022 and 2021 we purchased $1.3 million and $91.5 million of NPLs with UPB of $1.5 million and $94.8 million, respectively, at 54.0% and 63.6% of the underlying property value, respectively, and 87.5% and 96.6% of UPB, respectively. For the year ended December 31, 2022, we purchased no SBC loans, however, during the year ended 2021, we purchased $9.0 million of SBC loans with UPB of $8.9 million at 40.5% of the underlying property value and 101.4% of UPB. We ended the period with $1.0 billion for both our mortgage loans and aggregate UPB as of December 31, 2022 and $1.1 billion of mortgage loans with an aggregate UPB of $1.2 billion as of 2021.

The following table shows loan portfolio acquisitions for the years ended December 31, 2022 and 2021 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	For the year ended December 31,
	2022	2021(1)
RPLs
Count	45	1,006
UPB	$11,233	$191,250
Purchase price	$10,081	$185,654
Purchase price % of UPB	89.7%	97.1%
NPLs
Count	8	387
UPB	$1,524	$94,781
Purchase price	$1,333	$91,521
Purchase price % of UPB	87.5%	96.6%
SBC loans
Count	—	16
UPB	$—	$8,917
Purchase price	$—	$9,044
Purchase price % of UPB	—%	101.4%

(1)During the fourth quarter of 2021 we acquired the remaining trust certificates of our non-consolidated joint venture, 2019-C resulting in the addition of 772 loans to our loan portfolio. Our 34.0% investment was previously reflected in our investment in debt securities and beneficial interests.

During the year ended December 31, 2022, 667 mortgage loans, representing 12.5% of our ending UPB, were liquidated. Comparatively, during the year ended 2021, 1,502 mortgage loans, representing 25.4% of our ending UPB, were liquidated. Our loan portfolio activity for the years ended December 31, 2022 and 2021 are presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	For the year ended December 31,
	2022		2021
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$1,080,434	$29,572	$1,119,372	$—
Mortgage loans acquired	11,414	—	286,219	—
Draws on SBC loans	—	—	20,689	—
Accretion recognized	59,971	—	65,953	460
Payments received on loans, net	(193,951)	—	(264,713)	(1,851)
Net reclassifications from/(to) mortgage loans held-for-sale, net	29,572	(29,572)	(159,733)	159,733
Reclassifications to REO	(4,699)	—	(3,511)	—
Sale of mortgage loans	—	—	—	(128,770)
Decrease in net present value of expected credit losses on mortgage loans and lower of cost or market adjustment	6,275	—	13,668	—
Other	68	—	2,490	—
Ending carrying value	$989,084	$—	$1,080,434	$29,572

Table 10: Portfolio Composition

As of December 31, 2022 and 2021, our portfolios consisted of the following ($ in thousands):

December 31, 2022		December 31, 2021
No. of Loans	5,331	No. of Loans	5,941
Total UPB(1)	$1,027,511	Total UPB(1)	$1,165,841
Interest-Bearing Balance	$939,115	Interest-Bearing Balance	$1,069,407
Deferred Balance(2)	$88,396	Deferred Balance(2)	$96,434
Market Value of Collateral(3)	$2,186,776	Market Value of Collateral(3)	$2,193,143
Original Purchase Price/Total UPB	81.7%	Original Purchase Price/Total UPB	82.0%
Original Purchase Price/Market Value of Collateral	42.2%	Original Purchase Price/Market Value of Collateral	47.1%
Weighted Average Coupon	4.38%	Weighted Average Coupon	4.33%
Weighted Average LTV(4)	56.4%	Weighted Average LTV(4)	63.7%
Weighted Average Remaining Term (months)	293	Weighted Average Remaining Term (months)	295
No. of first liens	5,282	No. of first liens	5,883
No. of second liens	49	No. of second liens	58
RPLs	88.3%	RPLs	87.5%
NPLs	10.6%	NPLs	10.8%
SBC loans	1.1%	SBC loans	1.7%
No. of REO properties held-for-sale	39	No. of REO properties held-for-sale	31
Market Value of other REO(5)	$7,437	Market Value of other REO(5)	$6,611
Carrying value of debt securities and beneficial interests in trusts	$417,262	Carrying value of debt securities and beneficial interests in trusts	$494,361
Loans with 12 for 12 payments as an approximate percentage of UPB(6)	79.6%	Loans with 12 for 12 payments as an approximate percentage of UPB(6)	72.3%
Loans with 24 for 24 payments as an approximate percentage of UPB(7)	69.8%	Loans with 24 for 24 payments as an approximate percentage of UPB(7)	63.9%

(1)At December 31, 2022 and 2021, our loan portfolio consists of fixed rate (61.2% of UPB), ARM (6.8% of UPB) and Hybrid ARM (32.0% of UPB); and fixed rate (60.6% of UPB), ARM (7.5% of UPB) and Hybrid ARM (31.9% of UPB), respectively.
(2)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)As of the reporting date.
(4)UPB as of December 31, 2022 and 2021, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of December 31, 2022 and 2021 ($ in thousands):

Portfolio at December 31, 2022

	Years of Origination
Mortgages held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	596	2,998	1,737
UPB	$129,867	$661,477	$236,167
Percent of mortgage loan portfolio by year of origination	12.6%	64.4%	23.0%
Loan Attributes:
Weighted average loan age (months)	119.3	190.9	230.3
Weighted average loan-to-value	55.2%	59.5%	48.6%
Delinquency Performance:
Current	58.4%	59.9%	58.7%
30 days delinquent	7.6%	10.2%	9.1%
60 days delinquent	0.1%	0.1%	0.5%
90+ days delinquent	27.3%	24.2%	26.6%
Foreclosure	6.6%	5.6%	5.1%

Portfolio at December 31, 2021

	Years of Origination
Mortgages held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	638	3,258	1,868
UPB	$144,418	$727,856	$261,101
Percent of mortgage loan portfolio by year of origination	12.7%	64.2%	23.1%
Loan Attributes:
Weighted average loan age (months)	105.0	178.8	217.9
Weighted average loan-to-value	60.6%	67.1%	54.2%
Delinquency Performance:
Current	55.4%	55.3%	52.6%
30 days delinquent	7.4%	9.6%	9.2%
60 days delinquent	4.5%	5.1%	7.0%
90+ days delinquent	27.2%	23.7%	27.1%
Foreclosure	5.5%	6.3%	4.1%

	Years of Origination
Mortgages held-for-sale, net	After 2008	2006 – 2008	2005 and prior
Number of loans	25	82	70
UPB	$4,791	$17,464	$10,211
Percent of mortgage loan portfolio by year of origination	14.8%	53.8%	31.4%
Loan Attributes:
Weighted average loan age (months)	125.5	178.3	217.2
Weighted average loan-to-value	64.2%	83.6%	74.5%
Delinquency Performance:
Current	45.0%	44.0%	48.8%
30 days delinquent	5.5%	15.7%	12.0%
60 days delinquent	3.6%	8.4%	9.4%
90+ days delinquent	45.9%	24.0%	23.2%
Foreclosure	—%	7.9%	6.6%

Table 12: Loans by State

The following table identifies our mortgage loans by state, number of loans, loan value, collateral value and percentages thereof at December 31, 2022 and 2021 ($ in thousands):

December 31, 2022						December 31, 2021
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	704	$226,963	22.1%	$525,595	24.0%	CA	774	$254,732	21.8%	$542,547	24.7%
FL	862	174,303	17.0%	376,233	17.2%	FL	998	197,755	17.0%	350,213	16.0%
NY	354	107,425	10.5%	216,384	9.9%	NY	370	115,297	10.0%	209,610	9.6%
NJ	285	64,085	6.2%	111,284	5.1%	NJ	311	72,179	6.3%	109,171	5.0%
MD	212	50,034	4.9%	84,185	3.8%	MD	240	57,412	4.9%	88,757	4.0%
VA	176	37,361	3.6%	67,647	3.1%	VA	186	39,780	3.4%	66,701	3.0%
TX	337	33,903	3.3%	90,805	4.2%	TX	372	37,838	3.2%	88,631	4.0%
GA	283	33,157	3.2%	80,103	3.7%	IL	218	37,505	3.2%	54,622	2.5%
IL	194	32,297	3.1%	50,732	2.3%	GA	301	36,733	3.2%	73,635	3.4%
MA	148	30,086	2.9%	67,160	3.1%	MA	163	34,322	2.9%	68,812	3.1%
NC	199	24,800	2.4%	57,711	2.6%	NC	227	32,371	2.8%	67,322	3.1%
AZ	105	19,393	1.9%	44,743	2.0%	AZ	119	23,270	2.0%	47,579	2.2%
PA	175	18,617	1.8%	34,307	1.6%	PA	193	21,302	1.8%	35,222	1.6%
WA	81	18,464	1.8%	47,159	2.2%	WA	91	20,578	1.8%	46,555	2.1%
NV	70	13,094	1.3%	30,572	1.4%	SC	127	14,381	1.2%	25,379	1.2%
SC	113	12,194	1.2%	25,940	1.2%	NV	75	13,992	1.2%	29,298	1.3%
CT	67	11,187	1.1%	20,317	0.9%	CT	75	12,980	1.1%	20,634	0.9%
OH	95	9,977	1.0%	18,253	0.8%	OR	63	12,275	1.1%	26,938	1.2%
TN	89	8,625	0.8%	21,987	1.0%	OH	106	12,109	1.0%	19,242	0.9%
OR	53	8,466	0.8%	22,066	1.0%	TN	108	10,884	0.9%	23,233	1.0%
IN	86	7,901	0.8%	16,094	0.7%	IN	99	9,414	0.8%	16,833	0.8%
MI	68	7,846	0.8%	16,703	0.8%	MI	80	9,331	0.8%	18,099	0.8%
CO	39	6,956	0.7%	21,269	1.0%	CO	43	8,127	0.7%	21,188	1.0%
LA	65	6,285	0.6%	11,702	0.5%	MO	61	6,957	0.6%	11,624	0.5%
UT	36	5,698	0.6%	17,110	0.8%	LA	71	6,885	0.6%	11,573	0.5%
MN	33	5,597	0.5%	10,437	0.5%	UT	39	6,156	0.5%	16,978	0.8%
MO	51	5,437	0.5%	10,426	0.5%	MN	35	5,881	0.5%	10,205	0.5%
DE	28	5,052	0.5%	8,095	0.4%	WI	44	5,771	0.5%	8,829	0.4%
DC	15	4,501	0.4%	8,464	0.4%	AL	49	5,613	0.5%	7,872	0.4%
WI	37	4,310	0.4%	7,831	0.4%	DE	30	5,416	0.5%	7,779	0.4%

December 31, 2022						December 31, 2021
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
AL	40	3,623	0.4%	5,748	0.3%	DC	16	5,039	0.4%	9,182	0.4%
NM	23	3,590	0.3%	6,758	0.3%	HI	11	3,941	0.3%	7,058	0.3%
HI	10	3,508	0.3%	7,321	0.3%	NM	24	3,784	0.3%	6,143	0.3%
KY	28	3,386	0.3%	6,175	0.3%	KY	29	3,504	0.3%	5,777	0.3%
RI	13	2,926	0.3%	5,377	0.2%	RI	15	3,236	0.3%	5,203	0.2%
NH	15	2,745	0.3%	5,662	0.3%	NH	16	3,006	0.3%	5,450	0.2%
MS	23	1,879	0.2%	3,398	0.2%	OK	22	2,104	0.2%	3,768	0.2%
OK	19	1,761	0.2%	3,633	0.2%	MS	25	2,025	0.2%	3,327	0.2%
ID	10	1,377	0.1%	4,072	0.2%	KS	22	1,593	0.1%	3,713	0.2%
KS	17	1,300	0.1%	3,306	0.2%	ID	11	1,569	0.1%	3,995	0.2%
IA	13	1,035	0.1%	1,830	0.1%	ME	9	1,296	0.1%	2,118	0.1%
WV	10	989	0.1%	1,831	0.1%	WV	13	1,283	0.1%	2,095	0.1%
ME	7	944	0.1%	1,860	0.1%	IA	14	1,137	0.1%	1,837	0.1%
PR	6	865	0.1%	948	—%	MT	6	1,003	0.1%	1,966	0.1%
MT	5	861	0.1%	1,946	0.1%	PR	6	884	0.1%	929	—%
AR	14	735	0.1%	1,593	—%	AR	15	863	0.1%	1,592	0.1%
SD	5	691	0.1%	1,726	—%	SD	5	713	0.1%	1,524	0.1%
VT	3	514	0.1%	547	—%	VT	3	520	—%	493	—%
NE	5	389	—%	997	—%	NE	5	408	—%	886	—%
WY	2	238	—%	302	—%	ND	3	388	—%	580	—%
ND	2	87	—%	239	—%	WY	2	244	—%	257	—%
AK	1	54	—%	193	—%	AK	1	55	—%	169	—%
Total	5,331	$1,027,511	100.0%	$2,186,776	100.0%	Total	5,941	$1,165,841	100.0%	$2,193,143	100.0%

(1)As of the reporting date.

Table 13: Debt Securities and Trust Certificate Acquisitions

The following table shows our debt securities and trust certificate acquisitions for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the year ended December 31,
	2022	2021
Class A securities
UPB	$102,252	$255,451
Purchase price(1,2)	$98,227	$254,210
Purchase price % of UPB	96.1%	99.5%
Class M securities
UPB	$8,120	$1,943
Purchase price(1,2)	$6,533	$1,943
Purchase price % of UPB	80.5%	100.0%
Class B securities
UPB	$14,951	$36,993
Purchase price(1,2)	$11,600	$33,663
Purchase price % of UPB	77.6%	91.0%
Trust certificates
Purchase price(1,2)	$14,206	$53,118

(1)The securities were received in exchange for our investments in 2018-D and -G and 2019-A and -B and include cash and non-cash components for the year ended December 31, 2022.
(2)The securities were received in exchange for our investments in Ajax Mortgage Loan Trust 2020-C and Ajax Mortgage Loan Trust 2020-D and include cash and non-cash components for the year ended December 31, 2021.

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

As of December 31, 2022 and 2021, substantially all of our invested capital was in RPLs, NPLs, SBC loans, debt securities, and beneficial interests. We also held approximately $47.8 million of cash and cash equivalents, a decrease of $36.6 million from our balance of $84.4 million at December 31, 2021, which was a decrease of $22.7 million from our balance of $107.1 million at 2020. Our average daily cash balance during the year ended December 31, 2022 was $60.9 million, a decrease from our average daily cash balance of $99.1 million during the year ended 2021 and a decrease from our average daily cash balance of $110.5 million during the year ended 2020.

Our collections of principal and interest payments on mortgages and securities, and payoffs and proceeds on the sale of our property held-for-sale were $261.2 million, $318.5 million and $240.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Annual Operating, Investing and Financing Cash Flows

Our operating cash inflows for the year ended December 31, 2022 were $1.1 million. Our operating cash outflows for the year ended December 31, 2021 and 2020 were $18.2 million and $14.1 million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $46.6 million, $47.6 million and $48.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Non-cash interest income accretion on our mortgage loans was $13.8 million, $19.5 million and $29.0 million for the years ended December 31, 2022, 2021 and 2020 respectively. Interest income on beneficial interests was $10.8 million, $16.0 million and $11.8 million during the years ended December 31, 2022, 2021 and 2020, respectively. Interest income on debt securities was $10.6 million, $11.0 million and $9.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

For the year ended December 31, 2022, our investing cash inflows of $223.1 million were driven by proceeds from refinancing and sale of our debt securities and beneficial interests of $147.9 million, principal payments on and payoffs of our mortgage loan portfolio of $147.3 million and principal and interest collections on our securities of $68.2 million, partially offset by the purchase of securities of $129.1 million, acquisitions of our mortgage loans of $11.4 million and the purchase of additional shares of common stock in Gaea of $6.1 million. For the year ended December 31, 2021, our investing cash outflows of $50.2 million were driven primarily by the purchases of debt securities and beneficial interests of $341.8 million and acquisitions of mortgage loans of $286.2 million. This was offset by proceeds from principal payments on and payoffs of our mortgage loan portfolio of $218.8 million, principal payments and interest collections on our securities of $155.2 million, the sale of $90.2 million of debt securities held as investments and the proceeds from the sale of loans from our 2017-D mortgage loan trust of $126.0 million. For the year ended December 31, 2020 our investing cash inflows of $24.2 million were driven primarily by the proceeds from principal payments on and payoffs of our mortgage loan portfolio of $127.5 million, principal and interest collections on our securities of $53.5 million, the sale of $38.9 million of debt securities held as investments and the sale of our mortgage loans to Gaea in the amount of $25.4 million. This was offset by purchases of debt securities and beneficial interests of $144.7 million and acquisitions of mortgage loans of $89.0 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and debt securities. We fund our mortgage loan pools primarily through secured borrowings and repurchase agreements and we fund our debt securities primarily through repurchase agreements. For the year ended December 31, 2022, we had net financing cash outflows of $260.8 million primarily driven by repayments of $284.1 million on repurchase transactions and pay downs of existing debt obligations of $111.0 million on secured borrowings, partially offset by additional borrowing through repurchase transactions of $183.9 million. We repurchased $125.0 million of our preferred stock and warrants, net of discount, which was partially funded by issuing $106.1 million of unsecured debt, net of discount and deferred expenses. For the year ended December 31, 2021, we had net financing cash inflows of $45.7 million due to the borrowings through repurchase transactions of $560.6 million and secured debt of $391.0 million, offset by repayments of $435.7 million on repurchase transactions and pay downs of existing debt obligations of $393.0 million on secured debt. We purchased the remaining 37% ownership of the Class B notes and trust certificates of 2018-C for a total of $17.2 million. We had net financing cash inflows for the year ended December 31, 2020 of $32.7 million due to the issuance of our preferred stock and warrants, net of any offering costs for $125.0 million in a series of private placements to institutional accredited investors. Financing cash flows were also impacted by additional borrowings through repurchase transactions of $315.4 million and secured debt of $114.5 million, offset by repayments of $308.3 million on repurchase transactions and pay downs of existing debt obligations of $183.5 million on secured debt. For the years ended December 31, 2022, 2021 and 2020, we paid $31.1 million, $29.2 million and $17.8 million, respectively, in combined dividends and distributions.

Financing Activities — Equity Offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of December 31, 2022, we held 1,031,609 shares of treasury stock consisting of 144,658 shares received through distributions of our shares previously held by our Manager, 361,912 shares received through our Servicer and 525,039 shares acquired through open market purchases. As of December 31, 2021, we held 147,370 shares of treasury stock consisting of 97,686 shares received through distributions of our shares previously held by our Manager and 49,684 shares acquired through open market purchases.

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock and 1,757,010 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of discount during the year ended December 31, 2022. The repurchase is expected to save us approximately $5.6 million annually in preferred dividends. There were no repurchases of preferred stock during the years ended December 31, 2021 and 2020. Also, during the year ended December 31, 2022, we repurchased and retired 4,549,328 of our outstanding warrants for $35.0 million resulting in the acceleration of $12.3 million of accretion expense, which will result in less accretion expense in future periods.

During the year ended December 31, 2022, we sold 613,337 shares of common stock for proceeds, net of issuance costs of $4.8 million under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. Comparatively, during the year ended December 31, 2021, we sold 24,951 shares of common stock for proceeds, net of issuance costs of $0.3 million under our At the Market program. During the year ended December 31, 2020, we did not sell any shares of common stock under our At the Market program. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings, 2024 Notes and 2027 Notes

Secured Borrowings

From our inception (January 30, 2014) to December 31, 2022, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See "Table 18: Investments in joint ventures"), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at December 31, 2022. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the securitizations trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at December 31, 2022.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allows us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at December 31, 2022. Our rated secured borrowings are designated in the table below.

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

Our secured borrowings carry no provision for a step-up in interest rate on any of the Class B notes, except for 2021-B.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at December 31, 2022 at their respective cutoff dates:

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

2024 Notes (Convertible Senior Notes)

During 2017 and 2018, we completed the public offer and sale of our 2024 Notes, in three separate offerings which form a single series of fungible securities. At December 31, 2022 and 2021, the UPB of the debt was $104.5 million and $104.6 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. (See "Critical Accounting Policies" above.)

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

The following table presents summarized financial information for the Guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Table 15: Summary of Issuer and Guarantor Financial Statements

	December 31, 2022	December 31, 2021
Total assets	$455,096	$570,426

Borrowings under repurchase transactions	206,872	274,826
Convertible senior notes and notes payable, net	210,302	102,845
Other liabilities	46,401	42,186
Total liabilities	463,575	419,857

Total equity (deficit)	(8,479)	150,569
Total liabilities and equity	$455,096	$570,426

For the year ended
December 31, 2022
Total revenue, net	$26,596

Management fees and loan servicing fees	7,065
Acceleration of put option settlement	12,344
Other expenses	19,835
Consolidated net loss attributable to the Company	(12,648)
Less: dividends and recognition of discount on retirement of preferred stock	13,668
Consolidated net loss attributable to common stockholders	$(26,316)

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans, which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $150.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month SOFR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 75% and 90% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have four repurchase facilities substantially similar to the mortgage loan repurchase facilities where the pledged assets are securities retained from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at December 31, 2022 and 2021 is as follows ($ in thousands):

Table 16: Repurchase Transactions by Maturity Date

	December 31, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Barclays - bonds(1)		$126,458	$181,667		6.10%
A Bonds	January 3, 2023	12,345	18,399		5.33%
	January 20, 2023	47,591	64,692		5.76%
	April 26, 2023	27,655	37,216		6.60%
	May 3, 2023	11,879	15,535		5.97%
	May 22, 2023	2,107	3,421		6.17%
B Bonds	March 13, 2023	12,639	20,755		6.45%
	April 26, 2023	2,943	5,174		7.00%
	May 3, 2023	3,627	6,405		6.77%
	May 22, 2023	4,306	7,606		6.77%
M Bonds	May 3, 2023	292	521		6.12%
	May 22, 2023	1,074	1,943		6.37%
Nomura - bonds(1)		$35,742	$55,303		6.02%
A Bonds	January 12, 2023	3,910	5,458		5.32%
	February 14, 2023	6,481	9,818		5.81%
	February 24, 2023	3,795	5,178		6.05%
	March 23, 2023	11,186	17,202		6.08%
B Bonds	February 14, 2023	5,619	9,542		6.24%
	February 24, 2023	1,054	1,689		6.45%
	March 23, 2023	3,697	6,416		6.48%
Goldman Sachs - bonds(1)		$3,102	$4,044		5.58%
A Bonds	January 13, 2023	3,102	4,044		5.58%
JP Morgan - bonds(1)		$56,656	$82,071		5.59%
A Bonds	March 7, 2023	11,103	14,836		5.62%
	March 24, 2023	22,131	30,215		5.41%
B Bonds	February 3, 2023	7,846	13,583		5.86%
M Bonds	March 7, 2023	490	893		5.85%
	April 11, 2023	15,086	22,544		5.70%
JP Morgan - loans(2)	July 10, 2023	$11,750	$17,839		6.90%
Nomura - loans(3)	October 5, 2023	$212,147	$292,415		6.65%
Totals/weighted averages		$445,855	$633,339	(4)	6.31%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2022.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2022 was $150.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2022 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on our balance sheet for GAAP as of December 31, 2022.

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

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2021.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2021 was $150.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2021 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on our balance sheet for GAAP as of December 31, 2021.

As of December 31, 2022, we had $445.9 million outstanding under our repurchase transactions compared to $546.1 million as of December 31, 2021. The maximum month-end balance outstanding during the year ended December 31, 2022 was $548.9 million, compared to a maximum month-end balance for the year ended 2021 of $563.0 million. The following table presents certain details of our repurchase transactions for the years ended December 31, 2022 and 2021 ($ in thousands):

Table 17: Repurchase Balances

	For the year ended December 31,
	2022	2021
Balance at the end of year	$445,855	$546,054
Maximum month-end balance outstanding during the year	$548,876	$562,999
Average balance	$497,687	$369,858

The increase in our average balance from $369.9 million for the year ended December 31, 2021 to $497.7 million for the year ended December 31, 2022 as a result of certain assets being on the repurchase line for the entire year.

As of December 31, 2022 and 2021, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability, 2024 Notes and 2027 Notes.

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

On March 2, 2023, our Board of Directors declared a dividend of $0.25 per share, to be paid on March 31, 2023 to stockholders of record as of March 17, 2023. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock paid out of our taxable income plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock paid out of our taxable income, plus the increase in our book value, taken together exceeds 8% (on an annualized basis) of our stock’s book value at the end of the year. During the year ended December 31, 2022, we recorded incentive fees payable to the Manager of $0.3 million. Comparatively, during the years ended December 31, 2021 and 2020 we recorded no incentive fee payable to the Manager. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 7.69% on an annualized basis of our book value of $13.00 per share at December 31, 2022. If our taxable income increases, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related Party Transactions.

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

A summary of our investments in joint ventures is presented below ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	Class A notes due 2058	$91,036	3.85%	—%	$—	$—
	Trust certificates	$22,759	—%	9.36%	$2,130	$98

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained

Ajax Mortgage Loan Trust 2018-B/ June 2018	Class A notes due 2057	$66,374	3.75%	—%	$—	$—
	Trust certificates	$28,447	—%	20.00%	$5,689	$2,513

Ajax Mortgage Loan Trust 2018-D/ September 2018	Class A notes due 2058	$80,664	3.75%	20.00%	$16,133	$—
	Trust certificates	$20,166	—%	20.00%	$4,033	$790

Ajax Mortgage Loan Trust 2018-E/ December 2018	Class A notes due 2058	$86,089	4.38%	—%	$—	$—
	Class B notes due 2058	$8,035	5.25%	—%	$—	$—
	Trust certificates	$20,662	—%	20.00%	$4,132	$743

Ajax Mortgage Loan Trust 2018-F/ December 2018	Class A notes due 2058	$180,002	4.38%	—%	$—	$—
	Class B notes due 2058	$16,800	5.25%	—%	$—	$—
	Trust certificates	$43,201	—%	20.00%	$8,640	$3,964

Ajax Mortgage Loan Trust 2019-E/ September 2019	Class A notes due 2059	$181,101	3.00%	6.55%	$11,862	$3,622
	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$3,381
	Trust certificates	$43,464	—%	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$5,303
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640
	Trust certificates	$33,941	—%	20.00%	$6,788	$6,820

Ajax Mortgage Loan Trust 2019-H/ December 2019	Class A notes due 2059	$90,381	3.00%	20.00%	$18,076	$5,064
	Class B notes due 2059	$8,435	4.25%	20.00%	$1,687	$1,687
	Trust certificates	$21,692	—%	20.00%	$4,338	$4,375

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$29,166
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,428
	Trust certificates	$59,852	—%	20.00%	$11,970	$11,934

Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%	10.01%	$33,970	$1,216

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained
	Class B notes due 2060	$21,754	5.00%		10.01%	$2,178		$2,178
	Trust certificates	$73,964	—%		10.01%	$7,404		$7,393

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%		10.01%	$33,105		$5,057
	Class B notes due 2060	$30,867	5.00%		10.01%	$3,090		$3,090
	Trust certificates	$79,373	—%		10.01%	$7,945		$7,934

Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%	$9,753		$6,087
	Class B notes due 2061	$18,170	3.72%		31.90%	$5,796		$5,796
	Trust certificates	$46,722	—%		31.90%	$14,904		$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%	$13,288		$9,443
	Class B notes due 2060	$25,529	4.00%		20.00%	$5,106		$5,106
	Trust certificates	$38,293	—%		20.00%	$7,659		$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(2)	10.01%	$43,119		$34,308
	Class M notes due 2060	$19,415	2.94%		10.01%	$1,943		$1,943
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%	$3,835		$3,835
	Class B-3 notes due 2060	$29,253	3.73%		19.57%	$5,725		$5,726
	Trust certificates	$518,357	—%		19.57%	$101,471	(3)	$2,699

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		5.01%	$23,852		$17,825
	Class B notes due 2061	$49,463	3.75%		12.60%	$6,232		$6,232
	Trust certificates	$92,743	—%		12.60%	$11,686		$11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%	$23,056		$17,055
	Class B notes due 2061	$32,995	3.75%		20.00%	$6,599		$6,413
	Trust certificates	$61,864	—%		20.00%	$12,373		$11,630

2021-NPL 1/ November 2021	Class A notes due 2051	$253,970	2.00%		16.33%	$41,482		$33,302
	Class B notes due 2051	$23,088	4.63%		16.33%	$3,771		$3,771

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
	Trust certificates	$52,773	—%		16.33%		$8,620	$8,575

Ajax Mortgage Loan Trust 2022-A/ April 2022	Class A notes due 2061	$154,921	3.47%	(2)	6.24%	(4)	$9,664	$8,553
	Class M notes due 2061	$21,762	3.00%		23.28%		$5,066	$5,066
	Class B notes due 2061	$25,856	3.00%		23.28%		$6,019	$—
	Trust Certificates	$12,928	—%		23.28%		$3,010	$8,827

Ajax Mortgage Loan Trust 2022-B/ June 2022	Class A notes due 2062	$169,924	3.47%	(2)	5.70%	(4)	$9,692	$8,873
	Class M notes due 2062	$17,776	3.00%		17.18%		$3,054	$3,054
	Class B notes due 2062	$22,083	3.00%		17.18%		$3,794	$—
	Trust Certificates	$11,042	—%		17.18%		$1,897	$5,551

2022-RPL 1/ October 2022	Class A notes due 2028	$211,419	4.25%		17.50%		$36,998	$36,641
	Class B notes due 2028	$29,364	4.25%		17.50%		$5,139	$5,139
	Trust certificates	$55,326	—%		17.50%		$9,682	$9,580

(1)2021-E was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust made an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
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

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At December 31, 2022 and 2021, our repurchase obligations totaled $445.9 million and $546.1 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above.)

Our 2024 Notes had outstanding principal balances of $104.5 million and $104.6 million at December 31, 2022 and 2021, respectively. The 2024 Notes will mature on April 30, 2024 unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. (See “Critical Accounting Policies” above.)

Our 2027 Notes had an outstanding principal balance of $110.0 million at December 31, 2022 and zero at 2021. The 2027 Notes will mature on September 1, 2027. (See "Critical Accounting Policies" above.)

Our accrued interest expense associated with our repurchase obligations at December 31, 2022 and 2021, was $2.3 million and $0.6 million, respectively. Our interest expense expected to be paid on our 2024 Notes at December 31, 2022 and

2021, was $11.7 million and $19.3 million, respectively. Our interest expense expected to be paid on our 2027 Notes at December 31, 2022 and 2021, was $49.0 million and zero, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of a financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest and we concurrently receive back our pledged collateral from the lender. Interest expense on our 2024 Notes is paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Interest expense on our 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023.

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

Other
On March 4, 2022, we announced the extension of the employment agreement of Mary Doyle as Chief Financial Officer. Ms. Doyle will continue to serve as Chief Financial Officer for our Manager, our Servicer, and all Aspen Capital affiliates (collectively, the "Companies"). The employment agreement terms shall remain the same as the previous employment agreement with the exception of a base salary of $400,000, which will be increased $25,000 on March 4, 2023 and 2024, and target annual bonus opportunity equal to $250,000, with the amount earned based on the achievement of certain performance objectives. If Ms. Doyle's employment is terminated she is entitled to be paid the target annual bonus amount in a lump sum within 60 days following the effective date of termination. Also, upon death or disability all of Ms. Doyle's unvested shares will vest immediately.

Subsequent Events

Since year end, we acquired three residential RPLs with aggregate UPB of $0.8 million in three transactions from three sellers. The RPLs were acquired at 72.9% of UPB and 62.3% of the estimated market value of the underlying collateral of $1.0 million.

We have agreed to acquire, subject to due diligence, one residential RPL in one transaction with aggregate UPB of $0.4 million. The purchase price of the residential RPL is 81.1% or UPB and 56.5% of the estimated market value of underlying collateral of $0.6 million.

On January 31, 2023, we contributed an additional $0.7 million of equity interest in GAFS. This increased our ownership from 8.0% to 9.59%. We account for our investment in GAFS using the equity method.

On February 2, 2023, we sold an unrated Class A senior bond in one of our joint ventures and recognized a loss of $3.0 million. A cumulative $2.2 million of this loss was already reflected in our book value calculation through Accumulated other comprehensive loss/income at December 31, 2022. This cumulative loss was reclassified to loss on sale of securities and an additional $0.8 million loss was recognized on the sale date.

On February 23, 2023, with an accredited institutional investor we refinanced our 2019-E, -G and -H joint ventures into Ajax Mortgage Loan Trust 2023-A ("2023-A") and retained $16.1 million of varying classes of agency rated securities and equity. We retained 5.01% of the AAA rated securities and 20.00% of the AA through B rated securities and trust certificates from the trust. 2023-A acquired 1,085 RPLs and NPLs with UPB of $205.1 million and an aggregate property value of $497.4 million. The AAA through A rated securities represent 79.8% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.46%. Based on the structure of the transactions, we do not consolidate 2023-A under U.S. GAAP.

On February 21, 2023, our Board of Directors approved the First Amendment to the Third Amended and Restated Management Agreement with the Manager, which has an effective date of March 1, 2023 and states that the stockholders' equity used to calculate the base management fee include our unsecured debt securities to the extent the proceeds were used to repurchase our preferred stock.

On March 2, 2023, our Board declared a dividend of $0.25 per share, to be paid on March 31, 2023 to stockholders of record as of March 17, 2023.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, the Company’s management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting at December 31, 2022 has been audited by Moss Adams LLP. Their attestation report on internal control over financial reporting appears in Part IV, Item 15 and expressed an unqualified opinion. Moss Adams LLP has also audited the consolidated financial statements as of and for the year ended December 31, 2022 and their report expressed an unqualified opinion on those consolidated financial statements.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2023 annual stockholders’ meeting.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2023 annual stockholders’ meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2023 annual stockholders’ meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2023 annual stockholders’ meeting.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2023 annual stockholders’ meeting.

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

4.3	Form of 7.25% Convertible Senior Note (incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K filed on April 25, 2017 (File No.:001-36844)).

Exhibit Number	Exhibit Description
4.4	Warrants Certificate dated as of May 4, 2020 (incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
4.5	Warrants Certificate dated as of May 4, 2020 (incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
4.6
Indenture, dated as of August 26, 2022, among the Issuer, Great Ajax Corp., and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on August 26, 2022 (File No.:001-36844)).

4.7
Form of the Issuer’s 8.875% Senior Notes due 2027 (included in Exhibit 4.6) (incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K filed on August 26, 2022 (File No.:001-36844)).

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
10.14
Third Amended and Restated Management Agreement, dated April 28, 2020, by and among Great Ajax Corporation, Great Ajax Operating Partnership, LP and Thetis Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q filed on May 6, 2020 (File No.:001-36844)).

10.15	Securities Purchase Agreement dated as of May 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
10.16
Registration Rights Agreement by and among Great Ajax Corp. and the Purchasers Named herein dated as of May 4, 2020 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).

Exhibit Number	Exhibit Description
10.17
Warrant Agency Agreement by and between Great Ajax Corp. and American Stock Transfer & Trust Company, LLC dated as of May 4, 2020 (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 5, 2020 (File No.:001-36844)).

10.18*	Employment agreement with Mary Doyle, Great Ajax Corp. Chief Financial Officer, dated March 4, 2022.
10.19*	First Amendment to the Third Amended and Restated Management Agreement, dated March 1, 2023, by and among Great Ajax Corporation, Great Ajax Operating Partnership, LP and Thetis Asset Management LLC.
21.1*	List of subsidiaries.
23.1*	Consent of Moss Adams LLP.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
(b) Exhibits.
See Item 15(a)(3) above.
(c) Financial Statement Schedule
Schedule IV — Mortgage Loans on Real Estate.
All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 3, 2023.

GREAT AJAX CORP.
By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Mendelsohn	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2023
Lawrence Mendelsohn

/s/ Mary Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2023
Mary Doyle

/s/ Steven L. Begleiter	Director	March 3, 2023
Steven L. Begleiter

/s/ John Condas	Director	March 3, 2023
John Condas

/s/ Paul Friedman	Director	March 3, 2023
Paul Friedman

/s/ Mary Haggerty	Director	March 3, 2023
Mary Haggerty

/s/ Jonathan Bradford Handley, Jr.	Director	March 3, 2023
Jonathan Bradford Handley, Jr.

/s/ J. Kirk Ogren, Jr.	Director	March 3, 2023
J. Kirk Ogren, Jr.

/s/ Russell Schaub	President and Director	March 3, 2023
Russell Schaub

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Great Ajax Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Great Ajax Corp. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss)/income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Mortgage Loans Held-for-Investment, Net and Interest Income on Loans

As disclosed in Notes 2 and 3 to the consolidated financial statements, the balance of the Company’s mortgage loans held-for-investment, net as of December 31, 2022 was $989.1 million. A significant portion of these loans are acquired loans, which have suffered deterioration in credit quality subsequent to origination and therefore are accounted for as purchased credit deteriorated loans ("PCD loans"). Mortgage loans held-for-investment, net, are carried at an amount representing the present value of the Company’s expected future cash flows, net of an allowance for credit losses.

The amount the Company expects to collect over the life of the mortgage loans is based on the Company’s proprietary cash flow model (“model”), updated on a quarterly basis. The model calculates an accretable yield, which is recorded as interest income using the effective interest method. For the year ended December 31, 2022, the interest income recognized on mortgage loans was $60.0 million. An allowance for credit losses on mortgage loans represents the net present value of the difference between the contractual cash flows of the underlying loans and the expected cash flows determined based on the model. As of December 31, 2022, the allowance for credit losses on loans was $6.1 million.

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

Investments in Beneficial Interests and Interest Income on Beneficial Interests
The accompanying notes are an integral part of the consolidated financial statements.

As disclosed in Notes 2 and 5 to the consolidated financial statements, the Company’s investments in beneficial interests consist of investments in the trust certificates issued by joint ventures which the Company forms with third party investors. The trust certificates are net of residual interest issued by Company sponsored securitization trusts, which are determined to be variable interest entities (“VIE”). Management has determined the Company is not the primary beneficiary of these VIEs and therefore does not consolidate such entities. The Company’s net investments in beneficial interests as of December 31, 2022 was $134.6 million. The same model discussed above in mortgage loans and interest income on loans is utilized to estimate expected cash flows to be collected on the underlying pools of mortgage loans held by the securitization trusts.

As discussed above, the amount the Company expects to collect over the life of the investments in beneficial interests is based on the Company’s model, updated on a quarterly basis. The model calculates an accretable yield which is recorded as interest income using the effective interest method. For the year ended December 31, 2022, the interest income recognized on investments in beneficial interests was $10.8 million. An allowance for credit losses on investments in beneficial interest represents the net present value of the difference between the contractual cash flows of the underlying mortgage loans and the expected cash flows determined based on the model. As of December 31, 2022, the allowance for credit losses on investments in beneficial interests was zero.

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
The accompanying notes are an integral part of the consolidated financial statements.

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
March 3, 2023

We have served as the Company’s auditor since 2014.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$47,845	$84,426
Mortgage loans held-for-sale, net	—	29,572
Mortgage loans held-for-investment, net(1,2)	989,084	1,080,434
Real estate owned properties, net(3)	6,333	6,063
Investments in securities at fair value(4)	257,062	355,178
Investments in beneficial interests(5)	134,552	139,588
Receivable from servicer	7,450	20,899
Investment in affiliates	30,185	27,020
Prepaid expenses and other assets	11,915	16,500
Total assets	$1,484,426	$1,759,680
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,6)	$467,205	$575,563
Borrowings under repurchase transactions	445,855	546,054
Convertible senior notes, net(6)	104,256	102,845
Notes payable, net(6)	106,046	—
Management fee payable	1,720	2,279
Put option liability	12,153	23,667
Accrued expenses and other liabilities	9,726	8,799
Total liabilities	1,146,961	1,259,207
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 424,949 shares issued and outstanding at December 31, 2022 and 2,307,400 shares issued and outstanding at December 31, 2021	9,411	51,100
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 1,135,590 shares issued and outstanding at December 31, 2022 and 2,892,600 shares issued and outstanding at December 31, 2021	25,143	64,044
Common stock $0.01 par value; 125,000,000 shares authorized, 23,130,956 issued and outstanding at December 31, 2022 and 23,146,775 shares issued and outstanding at December 31, 2021	241	233
Additional paid-in capital	322,439	316,162
Treasury stock	(9,532)	(1,691)
Retained earnings	13,275	66,427
Accumulated other comprehensive (loss)/income	(25,649)	1,020
Equity attributable to stockholders	335,328	497,295
Non-controlling interests(7)	2,137	3,178
Total equity	337,465	500,473
Total liabilities and equity	$1,484,426	$1,759,680

(1)Mortgage loans held-for-investment, net include $675.8 million and $756.8 million of loans at December 31, 2022 and December 31, 2021, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $6.1 million and $7.1 million of allowance for expected credit losses at December 31, 2022 and December 31, 2021, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

(2)As of December 31, 2022 and December 31, 2021, balances for Mortgage loans held-for-investment, net include $0.9 million and $1.4 million, respectively, from a 50.0% owned joint venture, which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP").
(3)Real estate owned properties, net, are presented net of valuation allowances of $0.7 million and $0.5 million at December 31, 2022 and December 31, 2021, respectively.
(4)As of December 31, 2022, Investments in securities at fair value include an amortized cost basis of $282.7 million and a net unrealized loss of $25.6 million. As of December 31, 2021, Investments in securities at fair value include an amortized cost basis of $354.2 million and net unrealized gains of $1.0 million.
(5)Investments in beneficial interests includes allowance for expected credit losses of zero and $0.6 million at December 31, 2022 and December 31, 2021, respectively.
(6)Secured borrowings, net are presented net of deferred issuance costs of $4.7 million at December 31, 2022 and $7.3 million at December 31, 2021. Convertible senior notes, net are presented net of deferred issuance costs of $0.3 million and $1.7 million at December 31, 2022 and December 31, 2021, respectively. Notes payable, net are presented net of deferred issuance costs and discount of $4.0 million at December 31, 2022 and zero at December 31, 2021.
(7)As of December 31, 2022 non-controlling interests includes $1.0 million from a 50.0% owned joint venture, $1.1 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary. As of December 31, 2021 non-controlling interests includes $1.8 million from a 50.0% owned joint venture, $1.3 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates.
The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
($ in thousands except per share data)	2022	2021	2020
INCOME
Interest income	$82,582	$93,383	$98,336
Interest expense	(43,632)	(36,742)	(48,692)
Net interest income	38,950	56,641	49,644
Net decrease in the net present value of expected credit losses(1)	8,026	18,223	12,555
Net interest income after the impact of changes in the net present value of expected credit losses	46,976	74,864	62,199
(Loss)/income from investment in affiliates, net	(1,218)	699	(155)
Loss on joint venture refinancing on beneficial interests	(6,115)	—	—
Other (loss)/income	(4,007)	2,385	1,567
Total revenue, net	35,636	77,948	63,611
EXPENSE
Related party expense – loan servicing fees	7,960	7,433	7,678
Related party expense – management fee	8,326	9,116	8,456
Professional fees	2,052	2,940	2,834
Fair value adjustment on put option liability	11,143	9,462	4,733
Other expense	5,912	5,490	5,680
Total expense	35,393	34,441	29,381
Acceleration of put option settlement	12,344	—	—
Loss on debt extinguishment	—	1,439	661
(Loss)/income before provision for income taxes	(12,101)	42,068	33,569
Provision for income taxes (benefit)	2,835	293	(39)
Consolidated net (loss)/income	(14,936)	41,775	33,608
Less: consolidated net (loss)/income attributable to the non-controlling interest	75	(80)	5,112
Consolidated net (loss)/income attributable to the Company	(15,011)	41,855	28,496
Less: dividends on preferred stock	5,474	7,798	5,740
Less: discount on retirement of preferred stock	8,194	—	—
Consolidated net (loss)/income attributable to common stockholders	$(28,679)	$34,057	$22,756
Basic (loss)/earnings per common share	$(1.24)	$1.48	$1.00
Diluted (loss)/earnings per common share	$(1.24)	$1.41	$1.00
Weighted average shares – basic	22,747,635	22,852,948	22,641,636
Weighted average shares – diluted	23,037,578	30,262,467	22,641,636

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during the years ended December 31, 2022, 2021, and 2020. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

	Year ended December 31,
($ in thousands)	2022	2021	2020
Consolidated net (loss)/income attributable to common stockholders	$(28,679)	$34,057	$22,756
Other comprehensive (loss)/income:
Net unrealized (loss)/income on investments in available-for-sale debt securities	(26,669)	645	(902)
Income tax expense related to items of other comprehensive income	—	—	—
Comprehensive (loss)/income	$(55,348)	$34,702	$21,854

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
($ in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net (loss)/income	$(14,936)	$41,775	$33,608
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	1,930	1,312	879
Discount accretion on mortgage loans	(13,798)	(19,451)	(29,040)
Interest and discount accretion on investment in debt securities	(10,558)	(10,963)	(9,852)
Discount accretion on investment in beneficial interests	(10,836)	(15,997)	(11,754)
(Gain)/loss on sale of mortgage loans	—	(122)	705
Loss on debt extinguishment	—	1,439	661
Gain on sale of real estate owned properties	(898)	(893)	(1,011)
Loss/(gain) on sale of securities	4,775	(201)	(145)
Impairment of real estate owned	376	293	1,359
Credit loss expense on mortgage loans and beneficial interests	433	1,299	1,734
Net decrease in the net present value of expected credit losses(1)	(8,026)	(18,223)	(12,555)
Loss on loans and joint venture refinancing on beneficial interests	7,959	—	—
Amortization of debt discount and prepaid financing costs	3,718	6,164	5,176
Undistributed loss/(income) from investment in affiliates	1,218	(699)	155
Fair value adjustment on put option liability	11,143	9,462	4,733
Preferred stock non-cash	(108)	—	—
Acceleration of put option settlement	12,344	—	—
Other non-cash charges	52	4	29
Net change in operating assets and liabilities
Prepaid expenses and other assets	1,231	(10,939)	(1,013)
Receivable from Servicer	13,464	(5,144)	1,311
Accrued expenses, management fee payable, and other liabilities	1,652	2,648	963
Net cash from operating activities	1,135	(18,236)	(14,057)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(11,414)	(286,219)	(88,965)
Principal paydowns on mortgage loans	147,312	218,762	127,505
Draws on small balance commercial loans	—	(20,689)	(56)
Proceeds from sale of mortgage loans	—	125,975	25,412
Purchase of securities	(129,061)	(341,788)	(144,682)
Proceeds from redemption and sale of securities	147,903	90,229	38,944
Principal and interest collection on debt securities	68,236	155,187	53,517
Proceeds from sale of property held-for-sale	4,977	6,843	11,100
Purchase of rental property and property held-for-sale	(27)	(277)	—
Renovations and recovery costs of rental property and property held-for-sale	—	—	(28)
Investment in equity method investments	(5,801)	—	—
Distribution from affiliates	965	1,778	1,418
Net cash from investing activities	223,090	(50,199)	24,165
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	183,891	560,627	315,364
Repayments on repurchase transactions	(284,090)	(435,705)	(308,346)
Proceeds from origination of secured borrowings	—	391,028	114,534
The accompanying notes are an integral part of the consolidated financial statements.

Repayments on secured borrowings	(111,028)	(393,005)	(183,487)
Payment of prepaid financing costs on secured borrowings	—	(7,726)	(1,876)
Purchase of bonds of non-controlling interest in subsidiaries	—	(5,887)	—
Repurchase of the Company's senior convertible notes	(75)	(8,762)	(10,481)
Proceeds from notes payable	108,910	—	—
Payment of prepaid financing costs on notes payable	(2,806)	—	—
Proceeds from issuance of preferred stock and warrants, net of offering costs	—	—	124,976
Repurchase of preferred stock and warrants	(124,958)	—	—
Repurchase of common stock	(4,653)	(16)	(436)
Sale of common stock, net of offering costs	4,778	251	—
Sale of common stock pursuant to dividend reinvestment plan	288	241	131
Acquisition of non-controlling interest in subsidiary	—	(11,362)	—
Distribution to non-controlling interests	(1,116)	(15,196)	(329)
Issuance of non-controlling interest in subsidiaries	—	—	145
Dividends paid on common stock and preferred stock	(29,947)	(28,774)	(17,499)
Net cash from financing activities	(260,806)	45,714	32,696
NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,581)	(22,721)	42,804
CASH AND CASH EQUIVALENTS, beginning of period	84,426	107,147	64,343
CASH AND CASH EQUIVALENTS, end of period	$47,845	$84,426	$107,147
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$41,153	$29,521	$42,301
Cash paid for income taxes	$2,607	$358	$94
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net transfer of loans to rental property or property held-for-sale	$4,699	$3,511	$4,903
Treasury stock received from Servicer	$2,737	$—	$—
Issuance of common stock for management fee and compensation expense	$1,930	$1,312	$879
Treasury stock received through distributions from investment in Manager	$451	$516	$253
Non-cash adjustments to basis in mortgage loans	$18	$3,193	$32
Issuance of common stock for dividends	$—	$—	$7,097
Transfer of prepaids to rental property or property held-for-sale	$—	$—	$139
Unrealized (loss)/gain on available for sale securities, net of non-controlling interest and tax	$(26,669)	$645	$(902)
Net transfer of loans (to)/from mortgage held-for-investment, net (from)/to mortgage loans held-for-sale, net	$(29,572)	$159,733	$—

(1)Net decrease in the net present value of expected credit losses represents the net decrease to the allowance resulting from changes in actual and expected cash flows during the years ended December 31, 2022, 2021, and 2020. It represents the net increase of the present value of the expected cash flows in excess of contractual cash flows offset by any incremental provision expense on the Mortgage loan pools and Beneficial interests. The decrease is calculated at the pool level for Mortgage loans and at the security level for Beneficial interests. To the extent a pool or Beneficial interest has an associated allowance, the decrease in expected credit losses is recorded in the period in which the change occurs, otherwise it is recognized prospectively as an increase in yield.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the years ended December 31, 2020 through December 31, 2022
($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders’ equity	Non-controlling interest	Total equity
Balance at December 31, 2019	—	$—	—	$—	22,142,143	$222	$(458)	$309,395	$49,446	$1,277	$359,882	$24,202	$384,084
Net income	—	—	—	—	—	—	—	—	28,496	—	28,496	5,112	33,608
Preferred Stock	2,307,400	51,100	2,892,600	64,044	—	—	—	—	—	—	115,144	—	115,144
Issuance of shares of subsidiary	—	—	—	—	—	—	—	—	—	—	—	145	145
Issuance of shares under dividend reinvestment plan	—	—	—	—	14,502	—	—	131	—	—	131	—	131
Stock-based compensation expense	—	—	—	—	114,467	1	—	878	—	—	879	—	879
Dividends declared ($0.83 per share) and distributions	—	—	—	—	781,222	8	—	7,089	(24,596)	—	(17,499)	(329)	(17,828)
Convertible senior notes repurchase	—	—	—	—	—	—	—	(81)	—	—	(81)	—	(81)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(902)	(902)	—	(902)
Treasury stock	—	—	—	—	(73,995)	—	(701)	12	—	—	(689)	—	(689)
Balance at December 31, 2020	2,307,400	$51,100	2,892,600	$64,044	22,978,339	$231	$(1,159)	$317,424	$53,346	$375	$485,361	$29,130	$514,491
Net income	—	—	—	—	—	—	—	—	41,855	—	41,855	(80)	41,775
Sale of shares	—	—	—	—	24,951	—	—	251	—	—	251	—	251
The accompanying notes are an integral part of the consolidated financial statements.

	For the years ended December 31, 2020 through December 31, 2022
($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders’ equity	Non-controlling interest	Total equity
Acquisition of non-controlling interest in subsidiary	—	—	—	—	—	—	—	(3,056)	—	—	(3,056)	(8,306)	(11,362)
Issuance of shares under dividend reinvestment plan	—	—	—	—	18,750	1	—	240	—	—	241	—	241
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(17,186)	(17,186)
Stock-based compensation expense	—	—	—	—	164,862	1	—	1,311	—	—	1,312	—	1,312
Dividends declared ($0.91 per share) and distributions	—	—	—	—	—	—	—	—	(28,774)	—	(28,774)	(380)	(29,154)
Convertible senior notes repurchase	—	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)
Other comprehensive income	—	—	—	—	—	—	—	—	—	645	645	—	645
Treasury stock	—	—	—	—	(40,127)	—	(532)	—	—	—	(532)	—	(532)
Balance at December 31, 2021	2,307,400	$51,100	2,892,600	$64,044	23,146,775	$233	$(1,691)	$316,162	$66,427	$1,020	$497,295	$3,178	$500,473
Net loss	—	—	—	—	—	—	—	—	(15,011)	—	(15,011)	75	(14,936)
Sale of shares	—	—	—	—	613,337	6	—	4,772	—	—	4,778	—	4,778
Issuance of shares under dividend reinvestment plan	—	—	—	—	27,154	—	—	288	—	—	288	—	288
The accompanying notes are an integral part of the consolidated financial statements.

	For the years ended December 31, 2020 through December 31, 2022
($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders’ equity	Non-controlling interest	Total equity
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(871)	(871)
Stock-based management fee expense	—	—	—	—	39,558	1	—	436	—	—	437	—	437
Stock-based compensation expense	—	—	—	—	188,371	1	—	1,492	—	—	1,493	—	1,493
Dividends declared ($1.06 per share) and distributions	—	—	—	—	—	—	—	—	(29,947)	—	(29,947)	(245)	(30,192)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(26,669)	(26,669)	—	(26,669)
Repurchase of preferred stock	(1,882,451)	(41,689)	(1,757,010)	(38,901)	—	—	—	—	(8,194)	—	(88,784)	—	(88,784)
Reclass of conversion premium - convertible notes	—	—	—	—	—	—	—	(711)	—	—	(711)	—	(711)
Treasury stock	—	—	—	—	(884,239)	—	(7,841)	—	—	—	(7,841)	—	(7,841)
Balance at December 31, 2022	424,949	$9,411	1,135,590	$25,143	23,130,956	$241	$(9,532)	$322,439	$13,275	$(25,649)	$335,328	$2,137	$337,465

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. GA-TRS LLC ("GA-TRS") is a wholly owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Parent of the Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and the Company has determined that it is the primary beneficiary of many of these VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned ("REO") properties acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate Corp. is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate Corp. as a TRS under the Code.

The Operating Partnership, through interests in certain entities, as of December 31, 2022, held 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of December 31, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). The Company has securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At December 31, 2022 the Company owned approximately 22.0% of Gaea. The Company accounts for its investment in Gaea under the equity method.

Basis of Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to financial statements.

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company at both December 31, 2022 and 2021. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings is 99.9% owned by the Company as of December 31, 2022 and 2021. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

During the second quarter of 2021, the majority of loans held by 2017-D were sold into Ajax Mortgage Loan Trust 2021-C ("2021-C"), a related party joint venture with third party institutional investors. The Company held a 50.0% ownership of the remaining loans held by 2017-D at both December 31, 2022 and 2021.

During the first quarter of 2021, the Company acquired the outstanding non-controlling ownership interest in Ajax Mortgage Loan Trust 2018-C ("2018-C"), a subsidiary that had been 63.0% owned by the Company with its results included in the Company's consolidated financial statements. As a result, at both December 31, 2022 and 2021, there were no non-controlling ownership interests in 2018-C held by third parties.

As of December 31, 2022 and 2021, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a REMIC.

The Company’s 19.8% ownership of the Manager and 8.0% ownership of GAFS are accounted for using the equity method because the Company can exercise influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in either the Manager or GAFS.

During year ended December 31, 2021, the Company acquired the remaining outstanding 66.0% of the Class B notes and trust certificates in Ajax Mortgage Loan Trust 2019-C ("2019-C") from its joint venture partner and retired the outstanding $95.2 million liability for the senior bond which carried an interest rate higher than the Company's current borrowing rate at that time. As a result the Company now owns a 100.0% interest in the loans that were formerly in 2019-C.

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

The Company’s accounting for PCD loans gives rise to an accretable yield and an allowance for expected credit losses. Upon the acquisition of PCD loans the Company records the acquisition as three separate elements for (i) the amount of purchase discount which the Company expects to recover through eventual repayment by the borrower, (ii) an allowance for future expected credit loss and (iii) the unpaid principal balance ("UPB") of the loan. The purchase price discount which the Company expects at the time of acquisition to collect over the life of the loans is the accretable yield. Expected cash flows from acquired loans include all cash flows directly related to the loan, including those expected from the underlying collateral. The Company recognizes the accretable yield as interest income on a prospective level yield basis over the life of the pool. The Company’s expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. The net present value of changes in expected cash flows as compared to contractual amounts due, whether caused by timing or loan performance, is reported in the period in which it arises and is reflected as an increase or decrease in the provision for expected credit losses to the extent a provision for expected credit losses is recorded against the pool of mortgage loans. If no provision for expected credit losses is recorded against the pool of assets, the increase in expected future cash flows is recognized prospectively as an increase in yield.

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

Non-PCD Loans

While the Company generally acquires loans that have experienced deterioration in credit quality, it may acquire loans that have not experienced a deterioration in credit quality or originate SBC loans.

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

Investments in Securities at Fair Value

The Company’s Investments in Securities at Fair Value consist of investments in senior and subordinate notes issued by joint ventures, which the Company forms with third party institutional accredited investors. The Company recognizes income on the debt securities using the effective interest method. Additionally, the notes are classified as available for sale and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive income. The Company marks its investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities are expected to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of operations. Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

Investments in Beneficial Interests

The Company’s Investments in Beneficial Interests consist of the residual investment in the securitization trusts which the Company forms with third party institutional accredited investors. The Company accounts for its Investments in Beneficial Interests under CECL, which it adopted using the prospective transition approach. At adoption, $1.7 million of discount was reclassified to the allowance for expected credit losses with no net impact on the amortized cost basis of the beneficial interests. Each beneficial interest is accounted for individually, and the Company recognizes its ratable share of gain, loss, income or expense based on its percentage ownership interest.

The Company's Investments in Beneficial Interests are carried at amortized cost. Upon acquisition, the investments are recorded as three separate elements: (i) the amount of purchase discount which the Company expects to recover through eventual repayment of the investment, (ii) an allowance for future expected credit loss and (iii) the par value of the investment. The purchase discount which the Company expects to recover through eventual repayment of the investment gives rise to an accretable yield. The Company recognizes this accretable yield as interest income on a prospective level yield basis over the life of the investment. The Company’s recognition of interest income is based upon it having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses these expected cash flows to apply the effective interest method of income recognition.

The Company’s expectation of the amount of undiscounted cash flows to be collected is evaluated at the end of each calendar quarter. The net present value of changes in expected cash flows as compared to contractual amounts due, whether caused by timing or investment performance, is reported in the period in which it arises and is reflected as an increase or decrease in the allowance for expected credit losses to the extent a provision for expected credit losses is recorded against the investment. If no provision for expected credit losses is recorded against the investment, the increase in expected future cash flows is recognized prospectively as an increase in yield.

Risks inherent in the Company's beneficial interest portfolio include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its beneficial interests on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

Real Estate

The Company generally acquires real estate properties through one of three instances, either directly through purchases, when it forecloses on a borrower and takes title to the underlying property, or when the borrower surrenders the deed in lieu of foreclosure. Property is recorded at cost if purchased, or at the present value of future cash flows if obtained through
The accompanying notes are an integral part of the consolidated financial statements.

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

Preferred Stock

During the year ended December 31, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock. The shares have a liquidation preference of $25.00 per share.

During the year ended December 31, 2022, the Company completed a series of preferred share repurchases. The Company repurchased and retired 1,882,451 shares of its 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,757,010 shares of its 5.00% Series B Fixed-to-Floating Rate Preferred Stock.

Put Option Liability

As part of the Company’s capital raise transactions during the three months ended June 30, 2020, the Company issued two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share.

The warrants include a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability in the Company's consolidated balance sheets with an original basis of $9.5 million, reduced to $2.9 million at December 31, 2022 due to the Company's repurchases and retirement of warrants. The Company is accreting the amount of the liability under the effective interest method to its expected future put value and marks the obligation to market through earnings at each balance sheet date. The Company determines the fair value using a discounted cash flow method. The future put obligation was reduced to $15.7 million as of December 31, 2022 from an original value of $50.7 million due to the Company's repurchases and retirement of warrants.

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

The accompanying notes are an integral part of the consolidated financial statements.

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

Convertible Senior Notes

During 2017 and 2018, the Company completed the public offer and sale of its convertible senior notes due 2024 (the "2024 Notes"). At December 31, 2022 and 2021, the UPB of the debt was $104.5 million and $104.6 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions, the 2024 Notes will be convertible by their holders into shares of the Company's common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, are subject to adjustment under certain circumstances.

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

On January 1, 2022, the Company adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity's Own Equity (Subtopic 815-40) by recording a reduction in its additional paid-in capital account of $0.7 million and a corresponding increase in the carrying value of its Convertible senior notes of $0.7 million, representing the carrying value of the conversion feature associated with the notes. See — Recently Adopted Accounting Standards, below.

Notes Payable

During August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 2027 (the "2027 Notes"). The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and two of its subsidiaries: Great Ajax Operating LLC (the "GP Guarantor") and Great Ajax II Operating Partnership L.P. (the "Subsidiary Guarantor," and together with the Company and the GP Guarantor, the "Guarantors"). The 2027 Notes are included in the Company's liabilities in its consolidated balance sheet at December 31, 2022. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes. At December 31, 2022, the UPB of the 2027 Notes was $110.0 million.

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

Under the Management Agreement, the Company pays a quarterly base management fee based on its stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes. Also, under the First Amendment to the Third Amended and Restated Management Agreement with the Manager, which has an effective date of March 1, 2023, the Company's quarterly base management fee will include its unsecured debt securities to the extent the proceeds were used to repurchase the Company's preferred stock.

The Company may be required to pay a quarterly incentive management fee based on its cash distributions to its stockholders and the change in book value, and has the option to pay up to 100% of the base and incentive fees in cash or in shares of the Company's common stock. Management fees are expensed in the quarter incurred and the portion payable in common stock, if any, is accrued at quarter end. See Note 10 — Related Party Transactions.

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

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based awards, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 60,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors. The Company may also periodically issue additional restricted stock awards to its independent directors under the Director Plan. In addition, through December 31, 2021, each of the Company’s independent directors received an annual fee of $100,000, payable quarterly, 40% in shares of the Company’s common stock and 60% in cash. The annual fee was increased to $140,000, 50% of which is payable in shares of the Company's common stock and 50% in cash, effective as of
The accompanying notes are an integral part of the consolidated financial statements.

January 1, 2022. The committee chairpersons also receive annual fees for their services. Through December 31, 2021, the chairpersons of the Compensation and Corporate Governance committees each received an annual fee of $10,000, payable quarterly, 100% in cash. The annual fee was increased to $15,000, 100% payable in cash, effective as of January 1, 2022. Through December 31, 2021, the chairperson of the audit committee received an annual fee of $15,000, payable quarterly, 100% in cash. The annual fee was increased to $20,000, 100% payable in cash, effective as of January 1, 2022. Stock-based expense for the directors’ annual fee and the committee chairperson's annual fee is expensed as earned, in equal quarterly amounts during the year, and accrued at quarter end.

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

The Company's 2024 Notes are traded on the NYSE under the ticker symbol "AJXA"; the debt’s fair value is determined from the closing price on the balance sheet date. The 2024 Notes may be redeemable at par plus accrued interest beginning on April 30, 2022 subject to satisfying the conversion price trigger. The Company carries its 2024 Notes net of deferred issuance cost. Accordingly, the difference between fair value and carrying value is partially driven by the deferred issuance costs.

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
The accompanying notes are an integral part of the consolidated financial statements.

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

Reclassifications

The Company reclassified its restricted cash relating to remittance amounts on its mortgage repurchase lines of credit of $3.1 million at December 31, 2021, from Cash held in trust in its consolidated balance sheets to Prepaid expenses and other assets, to conform to the current period presentation. This resulted in a reclassification in its reported cash flows to Prepaid expenses and other assets, of $3.1 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively. Also, the beginning of period cash balance in its reported cash flows were impacted by $0.2 million and $20 thousand during the years ended December 31, 2021 and 2020, respectively. There was no effect on the Company's reported earnings. The Company reclassified its real estate operating expenses of $0.3 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively, from Real estate operating expenses to Other expense on its consolidated statements of income to conform to the current period presentation. There was no effect on the Company's reported earnings or cash flows for the periods presented. The Company reclassified its taxes and regulatory expense relating to income tax of $0.1 million for both the years ended December 31, 2021 and 2020 from Other expense to Provision for income taxes on its consolidated statements of income to conform to the current period presentation. There was no effect on the Company's reported earnings or cash flows for the periods presented.

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
The accompanying notes are an integral part of the consolidated financial statements.

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

Recently Issued Accounting Standards

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors, and require that an entity disclose current period gross write offs by year of origination for financing receivables and net investments in leases within the scope of subtopic 326-20. This guidance is effective for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company does not believe this standard will have a material impact on its consolidated financial statements and related disclosures.

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

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022		December 31, 2021
Loan portfolio basis by asset type	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Residential RPLs	$872,913	$—	$941,565	$29,572
Residential NPLs	105,081	—	119,520	—
SBC loans	11,090	—	19,349	—
Total	$989,084	$—	$1,080,434	$29,572

Included on the Company’s consolidated balance sheets as of December 31, 2022 and 2021 are approximately $1.0 billion and $1.1 billion, respectively, of RPLs, NPLs, and SBC loans that are held-for-investment and approximately zero and $29.6 million, respectively, of RPLs held-for-sale. At March 31, 2022 the Company reclassified $29.6 million of Mortgage loans held-for-sale to the Mortgage loans held-for-investment line in its consolidated balance sheet as it no longer intends to sell these loans.

The categorization of RPLs, NPLs and SBC loans is determined at acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income as well as credit and non-credit discount, less principal and interest cash flows received. The carrying values at December 31, 2022 and 2021 for the Company's loans in the table above, are presented net of a cumulative allowance for expected credit losses of $6.1 million and $7.1 million, respectively, reflected in the appropriate lines in the table by loan type. For the years ended December 31, 2022, 2021 and 2020 the Company recognized $8.1 million, $13.7 million and $9.3 million, respectively, of revenue due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows. Also, for the years ended December 31, 2022, 2021 and 2020 the Company recognized accretable yield of $60.0 million, $66.5 million and $76.8 million, respectively, with respect to its RPL, NPL and SBC loans.

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

During the years ended December 31, 2022 and 2021, the Company purchased 45 and 1,006 RPLs with UPB of $11.2 million and $191.3 million, respectively. During the years ended December 31, 2022 and 2021, eight and 387 NPLs were purchased with UPB of $1.5 million and $94.8 million, respectively. During the year ended December 31, 2022, the Company acquired no SBC loans, however, during 2021, the Company acquired 16 SBC loans with UPB of $8.9 million.

During the year ended December 31, 2022 the Company sold no mortgage loans. Comparatively during the year ended December 31, 2021, the Company sold 760 loans with a carrying value of $129.2 million and UPB of $133.8 million, to a sponsored joint venture between the Company and a third party accredited institutional investor resulting in the removal of the related loans from the consolidated balance sheet. The Company retained various classes of securities from the joint venture. See Note 10 — Related Party Transactions.

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

The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	December 31, 2022
Mortgage loans held-for-investment, net	2022	2021	2020	2019	2018	2017	2009-2016	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$1,041	$1,770	$4,118	$7,004	$2,557	$2,983	$32,170	$198,950	$80,203	$330,796
GAOP - 7f7 <50	—	—	—	337	—	—	3,212	34,599	10,501	48,649
GAOP - 6f6 and below	1,756	280	2,158	1,040	597	942	15,930	98,408	30,697	151,808
Great Ajax II REIT - 7f7 >50	—	—	734	661	800	467	34,973	250,168	90,478	378,281
Great Ajax II REIT - 7f7 <50	—	—	—	140	13	—	3,487	27,300	8,885	39,825
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	139	6,166	23,690	9,730	39,725
Total	$2,797	$2,050	$7,010	$9,182	$3,967	$4,531	$95,938	$633,115	$230,494	$989,084

	December 31, 2021
Mortgage loans held-for-investment, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Great Ajax II REIT	$—	$764	$181	$698	$328	$1,730	$46,041	$339,759	$125,095	$514,596
2021-B	—	—	589	—	2,353	443	28,541	159,318	50,948	242,192
2019-C	—	—	—	—	265	—	9,020	96,995	39,801	146,081
California	—	—	1,268	1,248	—	—	1,681	6,431	1,373	12,001
7f7 and better	471	—	2,019	1,541	440	—	3,847	17,032	6,891	32,241
6f6 and below	—	1,351	1,783	1,470	209	368	9,885	70,163	28,774	114,003
18-1 LLC	—	—	605	176	284	429	819	33	10	2,356
Non-PCD	3,771	8,831	3,855	—	507	—	—	—	—	16,964
Total	$4,242	$10,946	$10,300	$5,133	$4,386	$2,970	$99,834	$689,731	$252,892	$1,080,434
The accompanying notes are an integral part of the consolidated financial statements.

	December 31, 2021
Mortgage loans held-for-sale, net	2021	2020	2019	2018	2017	2016	2009-2015	2006-2008	2005 and prior	Total
Ajax N	$—	$—	$204	$—	$—	$—	$4,267	$15,893	$9,208	$29,572
Total	$—	$—	$204	$—	$—	$—	$4,267	$15,893	$9,208	$29,572

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the year ended December 31, 2022		For the year ended December 31, 2021
	PCD Loans	Non PCD Loans	PCD Loans	Non PCD Loans
Par	$12,757	$—	$291,338	$3,611
Discount	(921)	—	(1,059)	(8)
Allowance	(422)	—	(7,663)	—
Purchase Price	$11,414	$—	$282,616	$3,603

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows as compared to the amounts expected to be contractually received. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows as compared to its contractual amounts due. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the year ended December 31, 2022, the Company recorded a $6.3 million reclassification from non-credit discount to the allowance for expected credit losses, which was followed by a $8.1 million reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During the year ended December 31, 2022, the Company also recorded a $0.4 million increase in the allowance for expected credit losses due to new acquisitions. Comparatively, during the year ended December 31, 2021, the Company recorded a $0.3 million reclassification from non-credit discount to the allowance for expected credit losses, which was followed by a $13.7 million reduction of the allowance for expected credit losses due to the increase in the net present value of expected cash flows. During the year ended December 31, 2021, the Company also recorded a $7.7 million increase in the allowance for expected credit losses due to new acquisitions. During the year ended December 31, 2021, the Company reclassified $1.7 million of allowance to non-credit discount to reflect the impact of moving pool 2017-D to mortgage loans to a held-for-sale, net classification on the balance sheet. During the year ended December 31, 2020, the Company recorded a $8.0 million reclassification from non-credit discount to the allowance for expected credit losses, which was followed by a $9.3 million reversal of the allowance for expected credit losses due to the increase in the net present value of expected cash flows. During the year ended December 31, 2020, the Company also recorded a $1.9 million increase in the allowance for expected credit losses due to new acquisitions. An analysis of the balance in the allowance for expected credit losses account follows ($ in thousands):

	For the year ended December 31,
	2022	2021	2020
Allowance for expected credit losses, beginning of period	$(7,112)	$(13,712)	$(1,960)
Beginning period adjustment for CECL	—	—	(10,156)
Reclassification from non-credit discount to the allowance for changes in payment expectations	(6,310)	(304)	(7,991)
Increase in allowance for expected credit losses for loan acquisitions	(422)	(7,663)	(1,879)
Credit loss expense on mortgage loans	(383)	(842)	(1,071)
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	8,120	13,668	9,345
Reversal of allowance upon reclass of mortgage loans held-for-sale, net	—	1,741	—
Allowance for expected credit losses, end of period	$(6,107)	$(7,112)	$(13,712)
The accompanying notes are an integral part of the consolidated financial statements.

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of December 31, 2022 and 2021 ($ in thousands):

	As of December 31, 2022
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$198,006	$44,773	$772	$86,603	$642	$330,796
GAOP - 7f7 <50	26,303	5,815	140	16,232	159	48,649
GAOP - 6f6 and below	3,333	1,538	94	94,010	52,833	151,808
Great Ajax II REIT - 7f7 >50	319,677	39,161	700	18,743	—	378,281
Great Ajax II REIT - 7f7 <50	33,113	4,188	90	2,434	—	39,825
Great Ajax II REIT - 6f6 and below	178	—	39	36,086	3,422	39,725
Total	$580,610	$95,475	$1,835	$254,108	$57,056	$989,084

	As of December 31, 2021
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT	$398,200	$52,782	$19,530	$41,931	$2,153	$514,596
2021-B	61,066	24,428	24,807	113,459	18,432	242,192
2019-C	78,238	13,920	11,738	35,727	6,458	146,081
California	3,938	661	—	5,132	2,270	12,001
7f7 and better	13,087	4,192	1,718	13,068	176	32,241
6f6 and below	15,169	4,408	2,064	62,456	29,906	114,003
18-1 LLC	2,123	67	111	55	—	2,356
Non-PCD	16,457	—	—	—	507	16,964
Total	$588,278	$100,458	$59,968	$271,828	$59,902	$1,080,434

	As of December 31, 2021
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Ajax N	$13,485	$3,927	$2,369	$7,828	$1,963	$29,572
Total	$13,485	$3,927	$2,369	$7,828	$1,963	$29,572

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties or through conversions of mortgage loans in its portfolio when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Property Held-for-Sale

As of December 31, 2022 and 2021, the Company’s net investments in real estate owned properties was $6.3 million and $6.1 million, respectively, all of which related to properties held-for-sale. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. Also, included in the properties held-for-sale balance for the periods as of December 31, 2022 and 2021, was $0.3 million and $0.7 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. As of December 31, 2022 and 2021, the Company had a total of 39 and 31 real estate owned properties, respectively. For the years ended December 31, 2022 and 2021, the majority of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, reclassified out of the mortgage loan portfolio or from rental properties, or acquired through direct purchase.

The accompanying notes are an integral part of the consolidated financial statements.

The following table presents the activity in the Company’s carrying value of REO property for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the year ended December 31,
	2022		2021
Property Held-for-Sale	Count	Amount	Count	Amount
Balance at beginning of period	31	$6,063	38	$8,526
Net transfers from mortgage loans	27	4,699	23	3,511
Purchases	1	27	3	277
Adjustments to record at lower of cost or fair value	—	(376)	—	(293)
Depreciation on rental properties(1)	—	—	—	(7)
Disposals	(20)	(4,080)	(33)	(5,951)
Balance at end of period	39	$6,333	31	$6,063

(1)The Company incurred depreciation on rental properties during the year ended December 31, 2021, however, all rental properties were sold as of the end of 2021.

Dispositions

During the years ended December 31, 2022 and 2021, the Company sold 20 and 33 REO properties realizing net gains of approximately $0.9 million during both years. These amounts are included in Other income on the Company's consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company recorded expense of lower of cost or net realizable value adjustments in real estate operating expense of $0.4 million and $0.3 million, respectively.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. Beneficial interests may be trust certificates and/or subordinate notes depending on the structure of the securitization. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIEs that the Company does not consolidate since it has determined it is not the primary beneficiary. See Note 10 — Related Party Transactions. The Company carries its debt securities to fair value using prices provided by financing counterparties, and believes any unrealized losses to be temporary. The Company carries its investments in beneficial interests at amortized cost.

Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, interest rate risk, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. The following table presents information regarding the Company's investments in debt securities and investments in beneficial interests ($ in thousands):

	As of December 31, 2022
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities, at fair value	$282,711	$—	$(25,649)	$257,062
Investment in beneficial interests at amortized cost, net of allowance for credit losses	134,552	—	—	134,552
Total investments	$417,263	$—	$(25,649)	$391,614

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities of $0.1 million.

The accompanying notes are an integral part of the consolidated financial statements.

	As of December 31, 2021
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Carrying value
Debt securities, at fair value	$354,158	$1,822	$(802)	$355,178
Investment in beneficial interests at amortized cost, net of allowance for credit losses	139,588	—	—	139,588
Total investments	$493,746	$1,822	$(802)	$494,766

(1)Basis amount is net of amortized discount, allowance for expected credit losses on beneficial interests, principal paydowns and interest receivable on securities of $0.3 million.

The following table presents a breakdown of the Company's gross unrealized losses ($ in thousands):

	As of December 31, 2022
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Carrying value
Debt securities due February 2028(3)	February 2026	$38,843	$(82)	$38,761
Debt securities due November 2051(4)	March 2025	36,829	(2,429)	34,400
Debt securities due September 2059(5)	February 2023/April 2023	14,945	(1,045)	13,900
Debt securities due November 2059(4)	April 2023	6,752	(313)	6,439
Debt securities due December 2059(4)	July 2023	33,569	(2,083)	31,486
Debt securities due March 2060(4)	February 2025	14,492	(1,909)	12,583
Debt securities due June 2060(4)	March 2024	8,002	(394)	7,608
Debt securities due September 2060(3)	March 2024	3,242	(15)	3,227
Debt securities due December 2060(4)	July 2029	43,216	(7,868)	35,348
Debt securities due January 2061(4)	September 2024	11,883	(1,342)	10,541
Debt securities due June 2061(6)	January 2025/February 2025	47,302	(6,303)	40,999
Debt securities due October 2061(3)	April 2029	12,401	(1,013)	11,388
Debt securities due March 2062(3)	May 2029	11,096	(853)	10,243
Total		$282,572	$(25,649)	$256,923

(1)Step-up date is the date at which the coupon interest rate on the security increases. The Company expects the security to be called before the step-up date.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This security has been in an unrealized loss position for less than 12 months.
(4)This security has been in an unrealized loss position for 12 months or longer.
(5)This line is comprised of two securities that are both due September 2059. One security with a balance of $0.6 million has been in a loss position for 12 months or longer and has a step-up date in February 2023, and the other security of $0.5 million has been in a loss position for 12 months or longer and has a step-up date in April 2023.
(6)This line is comprised of two securities that are both due June 2061. One security with a balance of $3.0 million has been in an unrealized loss position for 12 months or longer and has a step-up date in January 2025, and the other security of $3.3 million has been in a loss position for 12 months or longer and has a step-up date in February 2025.

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

As of December 31, 2022, the Company had a gross unrealized loss of $25.6 million and no gross unrealized gains in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments with a fair value of $257.1 million, which includes $0.1 million in interest receivable. As of December 31, 2021, the Company recorded $1.8 million of gross unrealized gains and a gross unrealized loss of $0.8 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments with a fair value of $355.2 million, which includes $0.3 million in interest receivable.

During the year ended December 31, 2022, the Company re-securitized, with an accredited institutional investor, Ajax Mortgage Loan Trust 2018-D and 2018-G ("2018-D and -G") joint ventures into Ajax Mortgage Loan Trust 2022-A ("2022-A") and retained 23.28% or $49.2 million of varying classes of agency rated securities and equity. 2022-A acquired 811 RPLs and NPLs with UPB of $215.5 million and an aggregate property value of $518.8 million. The AAA through A rated securities represent 71.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. This is the first fully rated securitization structure to include a substantial amount of NPLs. Approximately 33.90% of loan UPB in 2022-A was 60 days or more delinquent. Also, the Company re-securitized, with an accredited institutional investor, Ajax Mortgage Loan Trust 2019-A and 2019-B ("2019-A and -B") joint ventures into Ajax Mortgage Loan Trust 2022-B ("2022-B") and retained 17.18% or $36.8 million of varying classes of agency rated securities and equity. 2022-B acquired 1,106 RPLs and NPLs with UPB of $220.8 million and an aggregate property value of $575.5 million. The AAA through A rated securities represent 76.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. Comparatively, during the year ended December 31, 2021, the Company acquired $342.9 million in aggregate of debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issued senior notes and beneficial interests. In certain transactions, the joint ventures also issued subordinated notes. Of the $342.9 million the Company acquired $254.2 million in senior notes, $35.6 million in subordinate notes and $53.1 million in beneficial interests issued by joint ventures. At December 31, 2022, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $257.1 million and $134.6 million, respectively. At December 31, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $355.2 million and $139.6 million, respectively.

During the year ended December 31, 2022, the Company sold senior notes issued by certain joint ventures and recognized a loss of $4.8 million. Comparatively, during the year ended December 31, 2021, the Company sold senior notes issued by certain joint ventures and recognized a gain of $0.2 million. As of December 31, 2022 and 2021, the Company had no securities that were past due.

During the year ended December 31, 2022, the Company recognized a loss of $6.1 million in loss on joint venture refinancing on beneficial interests. This resulted from the Company recording an impairment of $4.0 million on its beneficial interests during the first quarter of 2022 in 2018-D and -G in other loss/income on its consolidated statements of operations, which became a realized loss when the transaction closed during the second quarter of 2022. During the second quarter of 2022, the Company recorded a loss of $2.1 million on its beneficial interests in 2019-A and -B in other loss/income on its
The accompanying notes are an integral part of the consolidated financial statements.

consolidated statements of operations. Although the Company continues to own approximately the same interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interest in 2022-A and -B and cash received from the sale of the underlying loans in 2022-A and -B. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected cash proceeds at redemption.
The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the year ended December 31,
	2022	2021
Par	$24,402	$60,282
Discount	(3,123)	(4,953)
Allowance	—	(2,211)
Purchase Price	$21,279	$53,118

The Company generally recognizes accretable yield and increases and decreases in the net present value of expected cash flows in earnings in the period they occur. For the years ended December 31, 2022, 2021 and 2020 the Company recognized accretable yield of $10.8 million, $15.5 million and $11.1 million, respectively, on its beneficial interest. An expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest. If there is no allowance for expected credit losses recorded against a beneficial interest, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary.

During the year ended December 31, 2022, the Company recorded a $0.8 million reclassification to non-credit discount from the allowance for changes in payment expectations and $0.1 million increase in the allowance for expected credit losses due to decreases in the net present value of expected cash flows. Comparatively, during the years ended December 31, 2021 the Company recorded a $2.0 million reclassification to non-credit discount from the allowance for changes in payment expectations and reduction of the allowance for expected credit losses for beneficial interests of $4.6 million. Also, during the year ended December 31, 2021, the Company recorded a $2.2 million increase in the allowance for expected credit losses due to new acquisitions. During the year ended December 31, 2020, the Company recorded a reclassification from non-credit discount to the allowance for changes in payment expectations of $2.6 million and reduction of the allowance for expected credit losses for beneficial interests of $3.2 million. Also, during the year ended December 31, 2020, the Company recorded a $2.8 million increase in the allowance for expected credit losses due to new acquisitions.

An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	For the year ended December 31,
	2022	2021	2020
Allowance for expected credit losses, beginning balance	$(615)	$(4,453)	$—
Beginning period adjustment for CECL	—	—	(1,668)
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment expectations	759	1,951	(2,553)
Increase in allowance for credit losses for acquisitions	—	(2,211)	(2,779)
Credit loss expense on beneficial interests	(50)	(457)	(663)
(Increase in)/reversal of allowance for expected credit losses due to (decreases)/increases in the net present value of expected cash flows	(94)	4,555	3,210
Allowance for expected credit losses, ending balance	$—	$(615)	$(4,453)

The accompanying notes are an integral part of the consolidated financial statements.

Note 6 — Fair Value

For a discussion on the Company's fair value policy see Note 2 — Summary of Significant Accounting Policies.

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of December 31, 2022 and 2021 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$257,062	$—	$257,062	$—
Recurring financial liabilities
Put option liability	$12,153	$—	$—	$12,153

		Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities at fair value	$355,178	$—	$355,178	$—
Recurring financial liabilities
Put option liability	$23,667	$—	$—	$23,667

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of December 31, 2022 and 2021 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$989,084	$—	$—	$971,069
Investment in beneficial interests	$134,552	$—	$—	$134,552
Investment in Manager	$921	$—	$—	$10,093
Investment in AS Ajax E LLC	$453	$—	$606	$—
AS Ajax E II LLC's investment in Ajax E Master Trust	$2,208	$—	$2,272	$—
Investment in GAFS, including warrants	$2,041	$—	$—	$3,320
Investment in Gaea	$24,339	$—	$—	$22,119
Investment in Loan pool LLCs	$223	$—	$—	$707
Financial liabilities
Secured borrowings, net	$467,205	$—	$421,680	$—
Borrowings under repurchase transactions	$445,855	$—	$445,855	$—
Convertible senior notes, net	$104,256	$100,084	$—	$—
Notes payable, net	$106,046	$—	$107,327	$—

The accompanying notes are an integral part of the consolidated financial statements.

		Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$1,080,434	$—	$—	$1,174,660
Mortgage loans held-for-sale, net	$29,572	$—	$—	$32,857
Investment in beneficial interests	$139,588	$—	$—	$139,588
Investment in Manager	$1,502	$—	$—	$12,346
Investment in AS Ajax E LLC	$569	$—	$721	$—
AS Ajax E II LLC's investment in Ajax E Master Trust	$2,550	$—	$2,824	$—
Investment in GAFS, including warrants	$2,602	$—	$—	$3,320
Investment in Gaea	$19,571	$—	$—	$21,170
Investment in Loan pool LLCs	$226	$—	$—	$853
Financial liabilities
Secured borrowings, net	$575,563	$—	$580,166	$—
Borrowings under repurchase agreement	$546,054	$—	$546,054	$—
Convertible senior notes, net	$102,845	$108,816	$—	$—

Non-financial assets

The fair value of property held-for-sale is determined using the lower of its acquisition cost ("cost") or net realizable value. Net realizable value is determined based on BPOs, appraisals, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of December 31, 2022 and 2021 ($ in thousands):

			Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,333	$(376)	$—	$—	$6,333

			Level 1	Level 2	Level 3
December 31, 2021	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,063	$(293)	$—	$—	$6,063

Note 7 — Affiliates

Unconsolidated Affiliates

At December 31, 2022 and 2021, the Company had ownership interests in five and six, respectively, affiliated entities accounted for under the equity method of accounting.
The accompanying notes are an integral part of the consolidated financial statements.

At both December 31, 2022 and 2021, the Company’s ownership interest in the Manager, a privately held company for which there is no public market for its securities, was approximately 19.8%. The Company accounts for its ownership interest in the Manager using the equity method.

At both December 31, 2022 and 2021, the Company's ownership interest was approximately 8.0% in GAFS. The Company accounts for its investment in GAFS using the equity method.

At December 31, 2022 and 2021, the Company owned approximately 22.0% and 22.8% of Gaea, respectively. The Company accounts for its ownership interest in Gaea using the equity method.

At both December 31, 2022 and 2021, the Company’s ownership interest in AS Ajax E LLC, a Delaware trust formed to own residential mortgage loans and residential real estate assets, was approximately 16.5%. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. The Company accounts for its ownership interest using the equity method.

During the year ended December 31, 2022, one of the loan pool LLCs sold its remaining loans, which reduced the Company's loan pools from two to one. At December 31, 2022 and 2021, the Company’s ownership interest was approximately 40.0% and 40.1%, respectively, in one and two loan pool LLCs managed by the Servicer, respectively, which hold investments in RPLs and NPLs. The Company accounts for its ownership interest using the equity method.

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	For the year ended December 31,
Net income/(loss) at 100%	2022	2021	2020
AS Ajax E LLC	$124	$198	$209
Loan pool LLCs	$(110)	$(126)	$(133)
Thetis Asset Management LLC	$(658)	$3,297	$(693)
Gaea Real Estate Corp.	$(3,204)	$222	$720
Great Ajax FS LLC	$(6,999)	$(1,363)	$(3,901)

	December 31, 2022		December 31, 2021
Assets and liabilities at 100%	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$2,837	$2	$3,545	$2
Loan pool LLCs	$1,201	$161	$2,242	$4,060
Thetis Asset Management LLC	$6,948	$2,661	$9,498	$1,904
Gaea Real Estate Corp.	$162,933	$58,185	$105,667	$24,305
Great Ajax FS LLC	$78,375	$66,324	$66,355	$47,293

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	For the year ended December 31,
Net income/(loss) at the Company's share	2022	2021	2020
AS Ajax E LLC	$20	$33	$34
Loan pool LLCs	$(44)	$(51)	$(54)
Thetis Asset Management LLC	$(130)	$653	$(137)
Gaea Real Estate Corp.	$(707)	$51	$165
Great Ajax FS LLC	$(560)	$(109)	$(312)

The accompanying notes are an integral part of the consolidated financial statements.

	December 31, 2022		December 31, 2021
Assets and liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$467	$—	$583	$—
Loan pool LLCs	$480	$64	$900	$1,635
Thetis Asset Management LLC	$1,376	$527	$1,881	$377
Gaea Real Estate Corp.	$35,894	$12,818	$24,092	$5,542
Great Ajax FS LLC	$6,270	$5,306	$5,308	$3,783

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. At both December 31, 2022 and 2021, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. At both December 31, 2022 and 2021, the Company held a 50.0% ownership in the remaining loans held by 2017-D. Great Ajax II REIT wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. At both December 31, 2022 and 2021, Great Ajax II REIT was 99.9% owned by the Company. Similarly, as of December 31, 2022 and 2021, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E.

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

At December 31, 2022, the Company had commitments to purchase, subject to due diligence, three RPLs secured by single-family residences with aggregated UPB of $1.0 million. See Note 16 — Subsequent Events, for remaining open acquisitions as of the filing date.

During the year ended December 31, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. The preferred shares have a liquidation preference of $25.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders.

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased during the year ended December 31, 2022, for an aggregate of $88.7 million at an average price of $24.37 representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. There were no repurchases of preferred stock during the years ended December 31, 2021 and 2020. Also, during the year ended December 31, 2022, the Company repurchased and retired 4,549,328 of the outstanding warrants for $35.0 million. The remaining liability on the consolidated balance sheet at December 31, 2022 for the present value of the put liability on the remaining outstanding warrants is $12.2 million, representing the fair value of the put liability at the balance sheet date. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $15.7 million and marks the obligation to market through earnings. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of operations. The following table sets forth the details of the Company's put option liability ($ in thousands):
The accompanying notes are an integral part of the consolidated financial statements.

	For the year ended December 31,
	2022	2021	2020
Beginning balance	$23,667	$14,205	$—
Initial recognition of put option liability	—	—	9,472
Fair value adjustments during the period	11,143	9,462	4,733
Repurchases	(22,657)	—	—
Ending balance	$12,153	$23,667	$14,205

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 9 — Debt

Repurchase Agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $150.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month SOFR, which is fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 75% and 90% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Company's Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by the Company to repurchase the asset and repay the borrowing at maturity.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	December 31, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$126,458	$181,667	6.10%
A Bonds	January 3, 2023	12,345	18,399	5.33%
	January 20, 2023	47,591	64,692	5.76%
The accompanying notes are an integral part of the consolidated financial statements.

	December 31, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	April 26, 2023	27,655	37,216		6.60%
	May 3, 2023	11,879	15,535		5.97%
	May 22, 2023	2,107	3,421		6.17%
B Bonds	March 13, 2023	12,639	20,755		6.45%
	April 26, 2023	2,943	5,174		7.00%
	May 3, 2023	3,627	6,405		6.77%
	May 22, 2023	4,306	7,606		6.77%
M Bonds	May 3, 2023	292	521		6.12%
	May 22, 2023	1,074	1,943		6.37%
Nomura - bonds(1)		$35,742	$55,303		6.02%
A Bonds	January 12, 2023	3,910	5,458		5.32%
	February 14, 2023	6,481	9,818		5.81%
	February 24, 2023	3,795	5,178		6.05%
	March 23, 2023	11,186	17,202		6.08%
B Bonds	February 14, 2023	5,619	9,542		6.24%
	February 24, 2023	1,054	1,689		6.45%
	March 23, 2023	3,697	6,416		6.48%
Goldman Sachs - bonds(1)		$3,102	$4,044		5.58%
A Bonds	January 13, 2023	3,102	4,044		5.58%
JP Morgan - bonds(1)		$56,656	$82,071		5.59%
A Bonds	March 7, 2023	11,103	14,836		5.62%
	March 24, 2023	22,131	30,215		5.41%
B Bonds	February 3, 2023	7,846	13,583		5.86%
M Bonds	March 7, 2023	490	893		5.85%
	April 11, 2023	15,086	22,544		5.70%
JP Morgan - loans(2)	July 10, 2023	$11,750	$17,839		6.90%
Nomura - loans(3)	October 5, 2023	$212,147	$292,415		6.65%
Totals/weighted averages		$445,855	$633,339	(4)	6.31%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2022.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2022 was $150.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2022 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company's balance sheet for GAAP as of December 31, 2022.

	December 31, 2021
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$126,344	$162,160	1.09%
A Bonds	March 8, 2022	7,318	9,710	1.19%
	March 16, 2022	40,957	55,178	1.21%
	March 21, 2022	30,850	41,413	1.26%
	March 22, 2022	36,093	40,091	0.69%
B Bonds	March 16, 2022	4,258	6,232	1.46%
	March 21, 2022	2,629	3,758	1.56%
	March 22, 2022	2,698	3,835	1.49%
M Bonds	March 22, 2022	1,541	1,943	1.16%
Nomura - bonds(1)		$80,674	$107,860	1.43%
The accompanying notes are an integral part of the consolidated financial statements.

	December 31, 2021
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
A Bonds	January 6, 2022	6,567	8,484		1.33%
	January 12, 2022	4,978	6,554		1.32%
	January 27, 2022	2,206	3,065		1.30%
	January 28, 2022	17,623	22,908		1.33%
	February 18, 2022	9,275	12,323		1.36%
	March 17, 2022	12,329	16,226		1.42%
	March 25, 2022	15,443	20,657		1.41%
B Bonds	February 11, 2022	3,094	4,434		1.75%
	February 24, 2022	3,538	5,111		1.77%
	March 17, 2022	1,177	1,686		1.82%
	March 25, 2022	4,444	6,412		1.81%
Goldman Sachs - bonds(1)		$14,659	$18,672		1.18%
A Bonds	January 14, 2022	4,992	6,438		1.17%
	January 20, 2022	9,667	12,234		1.18%
JP Morgan - bonds(1)		$82,030	$108,282		1.29%
A Bonds	April 1, 2022	28,482	37,753		1.36%
	June 10, 2022	6,220	7,220		1.29%
B Bonds	January 13, 2022	2,850	4,052		1.31%
	February 11, 2022	11,272	16,087		1.36%
	June 10, 2022	13,992	20,155		1.49%
M Bonds	April 19, 2022	19,214	23,015		1.02%
JP Morgan - loans(2)	July 8, 2022	$13,824	$20,856		2.60%
Nomura - loans(3)	September 22, 2022	$228,523	$300,324		2.36%
Totals/weighted averages		$546,054	$718,154	(4)	1.74%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2021.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2021 was $150.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2021 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company's balance sheet for GAAP as of December 31, 2021.

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of December 31, 2022 and 2021, the Company had $5.2 million and $6.9 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at December 31, 2022 and 2021 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	December 31, 2022	December 31, 2021
Gross amount of recognized liabilities	$445,855	$546,054
Gross amount of loans and securities pledged as collateral	628,187	711,252
Other prepaid collateral	5,152	6,902
Net collateral amount	$187,484	$172,100

The accompanying notes are an integral part of the consolidated financial statements.

Secured Borrowings

From its inception (January 30, 2014) to December 31, 2022, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at December 31, 2022. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at December 31, 2022.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions, which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at December 31, 2022. The Company’s rated secured borrowings are designated in the table below.

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

The following table sets forth the original terms of notes from the Company's secured borrowings outstanding at December 31, 2022 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at December 31, 2022 and 2021, and the securitization cutoff date ($ in thousands):

The accompanying notes are an integral part of the consolidated financial statements.

	Balances at December 31, 2022				Balances at December 31, 2021				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$105,387	$76,016		139%	$118,075	$92,778		127%	$193,301	$156,670
2019-F	105,102	66,522		158%	115,571	81,026		143%	170,876	127,673
2020-B	107,011	70,339		152%	119,184	86,011		139%	156,468	114,534
2021-A	138,006	113,929		121%	161,766	141,435		114%	206,506	175,116
2021-B	220,320	145,073		152%	242,191	181,657		133%	287,882	215,912
	$675,826	$471,879	(1)	143%	$756,787	$582,907	(1)	130%	$1,015,033	$789,905

(1)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $4.7 million and $7.3 million as of December 31, 2022 and 2021.
Notes

2024 Notes (Convertible Senior Notes)

At December 31, 2022 and 2021, the Company's 2024 Notes had carrying values of $104.3 million and $102.8 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of the Company's common stock at a conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of December 31, 2022, the amount by which the if-converted value falls short of the principal value for the entire series is $51.8 million.

At December 31, 2022 and 2021, the outstanding aggregate principal amount of the 2024 Notes was $104.5 million and $104.6 million, respectively, and discount and deferred expenses were $0.3 million and $1.7 million, respectively. During the years ended December 31, 2022 and 2021, the Company recognized interest expense on its outstanding 2024 Notes of $8.4 million and $9.1 million, respectively, which includes $0.8 million and $1.3 million of amortization of discount and deferred expenses, respectively. The effective interest rates of the 2024 Notes for the years ended December 31, 2022 and 2021 were 8.03% and 8.46%, respectively.

During 2022, the Company repurchased $0.1 million aggregate principal of its 2024 Notes for a total purchase price of $0.1 million. Comparatively, during 2021, the Company repurchased $8.8 million aggregate principal of its 2024 Notes for a total purchase price of $8.8 million.

On January 1, 2022, the Company adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) by recording a reduction in its additional paid-in capital account of $0.7 million and a corresponding increase in the carrying value of its 2024 Notes of $0.7 million, representing the carrying value of the conversion feature associated with the 2024 Notes. See Note 2— Recently Adopted Accounting Standards.

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

2027 Notes (Unsecured Notes)

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and are included in the Company's liabilities in its consolidated balance sheet at December 31, 2022. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes.

At December 31, 2022, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $4.0 million. During the year ended December 31, 2022, the Company recognized interest expense on the 2027 Notes of $3.7 million, which includes $0.3 million of amortization of discount and deferred expenses. The effective interest rate for the 2027 Notes for the year ended December 31, 2022 was 9.99%.

The following table summarizes the Company's long term maturities ($ in thousands):

		As of December 31, 2022
Year	Debt instrument	Long-term maturities
2023		$—
2024	2024 Notes (Convertible Senior Notes)	$104,516
2025		$—
2026		$—
2027	2027 Notes (Unsecured Notes)	$110,000

Note 10 — Related Party Transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

			For the year ended December 31, 2022
Transaction	Consolidated Statement of Operation location	Counterparty	Amount
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$21,250
Management fee	Related party expense – management fee	Manager	$8,326
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$7,960
Affiliate loan interest income	Interest income	Servicer	$263
Income from equity investment	(Loss)/income from investment in affiliates, net	AS Ajax E LLC	$20
The accompanying notes are an integral part of the consolidated financial statements.

			For the year ended December 31, 2022
Transaction	Consolidated Statement of Operation location	Counterparty	Amount
Loss from equity investment	(Loss)/income from investment in affiliates, net	Loan pool LLCs	$(44)
Loss from equity investment	(Loss)/income from investment in affiliates, net	Manager	$(130)
Loss from equity investment	(Loss)/income from investment in affiliates, net	Servicer	$(560)
Loss from equity investment	(Loss)/income from investment in affiliates, net	Gaea	$(707)
Loss from joint venture re-securitization on beneficial interests	Loss on joint venture refinancing on beneficial interests	2019-A and -B	$(2,142)
Loss from joint venture re-securitization on beneficial interests	Loss on joint venture refinancing on beneficial interests	2018-D and -G	$(3,973)
Loss on sale of securities	Other (loss)/income	Various non-consolidated joint ventures	$(4,775)

			For the year ended December 31, 2021
Transaction	Consolidated Statement of Operation location	Counterparty	Amount
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$31,058
Management fee	Related party expense – management fee	Manager	$9,116
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$7,433
Income from equity investment	(Loss)/income from investment in affiliates, net	Manager	$653
Affiliate loan interest income	Interest income	Gaea	$248
Gain on sale of securities	Other (loss)/income	Various non-consolidated joint ventures	$201
Gain on sale of mortgage loans	Other (loss)/income	2021-C	$122
Income from equity investment	(Loss)/income from investment in affiliates, net	Gaea	$51
Affiliate loan interest income	Interest income	Servicer	$37
Income from equity investment	(Loss)/income from investment in affiliates, net	AS Ajax E LLC	$33
Loss from equity investment	(Loss)/income from investment in affiliates, net	Loan pool LLCs	$(51)
Loss from equity investment	(Loss)/income from investment in affiliates, net	Great Ajax FS	$(109)

The accompanying notes are an integral part of the consolidated financial statements.

			For the year ended December 31, 2020
Transaction	Consolidated Statement of Operation location	Counterparty	Amount
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$24,153
Management fee	Related party expense – management fee	Manager	$8,456
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$7,678
Income from equity investment	(Loss)/income from investment in affiliates, net	Gaea	$165
Gain on sale of securities	Other (loss)/income	Various non-consolidated joint ventures	$145
Income from equity investment	(Loss)/income from investment in affiliates, net	AS Ajax E LLC	$34
Loss from equity investment	(Loss)/income from investment in affiliates, net	Loan pool LLCs	$(54)
Loss from equity investment	(Loss)/income from investment in affiliates, net	Manager	$(137)
Loss from equity investment	(Loss)/income from investment in affiliates, net	Great Ajax FS	$(312)
Loss on sale of mortgage loans	Other (loss)/income	Gaea	$(705)

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			For the year ended December 31, 2022
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$134,552
Receivables from Servicer	Receivable from servicer	Servicer	$7,450
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$1,869
Management fee payable	Management fee payable	Manager	$1,720
Purchase of mortgage loans	Mortgage loans held-for-investment, net	Loan pool LLC	$270
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$101
Payable to Servicer	Accrued expenses and other liabilities	Servicer	$6

			For the year ended December 31, 2021
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Purchase of mortgage loans	Mortgage loans held-for-investment, net	2019-C	$152,883
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$139,588
Receivables from Servicer	Receivable from servicer	Servicer	$20,899
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$3,509
Management fee payable	Management fee payable	Manager	$2,279
The accompanying notes are an integral part of the consolidated financial statements.

			For the year ended December 31, 2021
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Expense reimbursement receivable	Prepaid expenses and other assets	Various non-consolidated joint ventures	$1,211
Expense reimbursements	Accrued expenses and other liabilities	Servicer	$78
Affiliate loan receivable interest	Prepaid expenses and other assets	Gaea	$21
Expense reimbursement receivable	Prepaid expenses and other assets	Servicer	$12

The Company acquires debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issue senior notes and beneficial interests and in certain transactions, the joint ventures also issue subordinated notes. As of December 31, 2022, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $257.1 million and $134.6 million, respectively. As of December 31, 2021, the investments in debt securities and beneficial interests were carried on the Company's consolidated balance sheet at $355.2 million and $139.6 million, respectively.

During the year ended December 31, 2022, the Company recognized a loss of $6.1 million in loss on joint venture refinancing on beneficial interests. The Company re-securitized 2018-D and -G and 2019-A and -B, which formed 2022-A and -B. Although the Company continues to own approximately the same interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interest in 2022-A and -B and cash received from the sale of the underlying loans in 2022-A and -B. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected current cash proceeds at redemption.

During the year ended December 31, 2021, the Company acquired the remaining 66.0% of 2019-C from the Company's joint venture partner in exchange for cash consideration for the outstanding equity certificate and subordinate notes and the assumption of the obligation to repay the senior note outstanding. Subsequent to the acquisition, the senior and subordinate notes were retired in December 2021. The Company previously recorded its investment in 2019-C as Investment in debt securities and Investment in beneficial interests because it was not the primary beneficiary of the trust. Subsequent to acquiring the outstanding equity certificate, the Company became the sole owner of the trust and now reflects the underlying mortgage loans on its consolidated balance sheet.

On December 9, 2021, the Company became a party to a promissory note with the Servicer under which the Servicer can borrow up to $3.5 million on a revolving line of credit from the Company. Interest on the arrangement accrues at 7.2% annually. On December 14, 2022, the Servicer exchanged 361,912 of the Company's shares of common stock to paydown $2.8 million of the outstanding debt. At December 31, 2022, the amount outstanding on the note and interest was $1.9 million.

On June 21, 2021, the Company became a party to a promissory note with Gaea under which Gaea can borrow up to $11.0 million on a revolving line of credit from the Company. Funds advanced to Gaea under the note carry an interest rate of 4.25% and are secured by a selection of Gaea's portfolio of mortgage loans. The maturity date of the loan was December 31, 2021 and at 2021, the note was repaid.

During the year ended December 31, 2021, the Company sold 760 loans with a carrying value of $129.2 million and UPB of $133.8 million to a joint venture formed between the Company and a third party institutional investor, and retained various classes of securities from the joint venture.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the sale of REO properties from certain of the Company’s joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At December 31, 2022, and 2021, the Company had zero advances outstanding to the Servicer. Interest on the arrangement accrues at 7.2% annually.

During November 2019 and January 2022, Gaea completed two private capital raises and has raised a total of $96.3 million and issued 6,247,794 shares of its common stock and warrants to third parties to advance its investment strategy. The Company has a total investment of $25.5 million in Gaea and has received 1,704,436 shares of common stock and 371,103 warrants. At December 31, 2022 and 2021, the Company owned approximately 22.0% and 22.8% of Gaea, respectively, with
The accompanying notes are an integral part of the consolidated financial statements.

third party investors owning the remaining 78.0% and 77.2%, respectively. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. During the year ended December 31, 2020, one of the loan pool LLCs sold its remaining loans. Also, during the year ended December 31, 2022, another one of the loan pool LLCs sold its remaining loans to the Company for a purchase price of $0.3 million and UPB of $0.4 million. At December 31, 2022 and 2021, the Company’s ownership interest was approximately 40.0% and 40.1%, respectively, in one and two loan pool LLCs managed by the Servicer, respectively. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and other residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At both December 31, 2022 and 2021, the Company’s ownership interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the Manager. The base management fee equals 1.5% of the Company's stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, per annum and calculated and payable quarterly in arrears. Also, under the First Amendment to the Third Amended and Restated Management Agreement with the Manager, which has an effective date of March 1, 2023, the Company's quarterly base management fee will include its unsecured debt securities to the extent the proceeds were used to repurchase the Company's preferred stock.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock paid out of taxable income and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock paid out of taxable income, special cash dividends on its common stock paid out of taxable income and increase in book value within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee is payable in shares of the Company's common stock at its discretion and any until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company's common stock and 80% of the remaining incentive fee is payable in cash. Notwithstanding the foregoing, the Company may elect to pay the incentive fee entirely in cash at its discretion. During the year ended December 31, 2022, the Company recorded an incentive fee of $0.3 million. Comparatively, during the years ended December 31, 2021 and 2020, the Company did not record an incentive fee payable to the Manager.
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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base management fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. The Company recognized a base management fee to the Manager for the year ended December 31, 2022 of $8.2 million, of which 39,558 were settled in shares of its common stock in satisfaction of a component of the base management fee for the fourth quarter of 2021 that was approved by the Board during the first quarter of 2022.
The accompanying notes are an integral part of the consolidated financial statements.

Comparatively, for the years ended December 31, 2021 and 2020, the Company recognized base management fees of $9.1 million and $8.4 million, respectively, all of which was payable in cash.

Also, during the year ended December 31, 2022, the Company recorded an incentive fee of $0.3 million of which none was settled in shares of its common stock. Comparatively, the Company recorded no incentive fee during both of the years ended December 31, 2021 and 2020.

As of December 31, 2021, each of the Company's independent directors received an annual retainer of $100,000, payable quarterly, 40% in shares of the Company's common stock on the same basis as the stock portion of the management fee payable to the Manager and 60% in cash. The annual fee was increased to $140,000, 50% of which is payable in shares of the Company's common stock and 50% in cash, effective January 1, 2022. As of December 31, 2021, the chairpersons of the Compensation and Corporate Governance committees each received an annual retainer of $10,000, payable quarterly, 100% in cash. The annual fee was increased to $15,000, 100% payable in cash, effective as of January 1, 2022. As of December 31, 2021, the chairperson of the Audit committee received an annual fee of $15,000, payable quarterly, 100% in cash. The annual fee was increased to $20,000, 100% payable in cash, effective as of January 1, 2022.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the year ended December 31,
	2022			2021		2020
	Number of shares	Amount of expense recognized		Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized
Management fees	39,558	$—	(1)	—	$—	—	$—
Independent director fees	36,370	350		15,020	200	17,064	152
Total	75,928	$350		15,020	$200	17,064	$152

(1)Management fees were fully expensed during the fourth quarter of 2021, the period in which the services were provided. However, the shares associated with these services were approved and issued by the Board during the first quarter of 2022.

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. The Company granted 210,615 shares of its common stock in the year ended December 31, 2022, which have vesting periods up to four years. Comparatively, the Company granted 152,700 shares of its common stock to employees of its Manager and Servicer in the year ended December 31, 2021, which have vesting periods of four years. Comparatively, the Company granted 108,750 shares of its common stock to employees of its Manager and Servicer in the year ended December 31, 2020, which have vesting periods of three years. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

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

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth the table below:

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
December 31, 2019 outstanding unvested share grants	114,334		$13.83	—		$—
Shares vested	(50,334)		13.86	—		—
Shares forfeited	(9,667)		12.06	—		—
Shares granted	108,750		9.55	—		—
December 31, 2020 outstanding unvested share grants	163,083		$11.07	—		$—
Shares vested	(65,750)		11.72	(10,000)		12.48
Shares forfeited	(21,668)		11.41	—		—
Shares granted	152,700		12.79	18,000		12.53
December 31, 2021 outstanding unvested share grants	228,365		$12.00	8,000		$12.60
Shares vested	(77,214)		11.92	(8,000)		12.60
Shares forfeited	(51,504)		11.76	—		—
Shares granted	210,615		10.41	—		—
December 31, 2022 outstanding unvested share grants	310,262	(1)	$10.98	—	(2)	$—

(1)Weighted average remaining life of unvested shares for employee and service provider grants at December 31, 2022 is 2.1 years.
(2)Director shares are fully vested at December 31, 2022.

The following table presents the expenses for the Company's restricted stock plan for the years ended ($ in thousands):

	For the year ended December 31,
	2022	2021	2020
Restricted stock grants	$1,147	$900	$728
Director grants	33	192	—
Total expenses for plan grants	$1,180	$1,092	$728

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

For the year ended December 31, 2022, the Company had consolidated taxable income of $32.9 million and income tax expense of $2.8 million of which $1.7 million was income taxes on undistributed income. For the year ended December 31, 2021, the Company had consolidated taxable income of $35.4 million and provision for income taxes of $0.3 million. For the year ended December 31, 2020, the Company had consolidated taxable income of $12.4 million and income tax benefit of
The accompanying notes are an integral part of the consolidated financial statements.

$39 thousand. As of December 31, 2022 and 2021, the Company recognized a deferred tax asset of $0.4 million and $0.6 million, respectively.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	For the year ended December 31, 2022
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net loss attributable to common stockholders	$(28,679)	22,747,635
Allocation of earnings to participating restricted shares	361	—
Consolidated net loss attributable to unrestricted common stockholders	$(28,318)	22,747,635	$(1.24)
Effect of dilutive securities(1)(2)
Restricted stock grants and manager and director fee shares	(361)	289,943
Diluted EPS
Consolidated net loss attributable to common stockholders and dilutive securities	$(28,679)	23,037,578	$(1.24)

(1)The Company's outstanding warrants for an additional 1,950,672 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the year ended December 31, 2022, and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company diluted EPS calculation for the year ended December 31, 2022 would have been anti-dilutive and have been removed from the calculation.

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

Note 14 — Equity

Common Stock

As of December 31, 2022 and 2021, the Company had 23,130,956 and 23,146,775 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each year end.

Preferred Stock

The Company has outstanding shares of preferred stock, which were issued to institutional accredited investors in a series of private placements during the first half of 2020. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock. The shares have a liquidation preference of $25.00 per share.

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. There was no repurchase of preferred stock during the year ended December 31, 2021.

At December 31, 2022 and 2021, the Company had 424,949 and 2,307,400 shares, respectively, of series A preferred stock and 1,135,590 and 2,892,600 shares, respectively, of series B preferred stock outstanding. There were 25,000,000 shares, cumulative for all series, authorized as of both December 31, 2022 and 2021.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

For the years ended December 31, 2022 and 2021, the Company repurchased 475,355 and 1,220 shares, respectively, of its common stock through open market transactions. As of December 31, 2022, the Company held 1,031,609 shares of treasury stock consisting of 144,658 shares received through distributions of the Company's shares previously held by its Manager, 361,912 shares received through its Servicer and 525,039 shares acquired through open market purchases. As of December 31, 2021, the Company held 147,370 shares of treasury stock consisting of 97,686 shares received through distributions of the Company's shares previously held by its Manager and 49,684 shares acquired through open market purchases.

The accompanying notes are an integral part of the consolidated financial statements.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. During the years ended December 31, 2022 and 2021, 27,154 and 18,750 shares were issued, respectively, under the plan for total proceeds of approximately $0.3 million and $0.2 million, respectively.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2022, 613,337 shares were sold under the At the Market program for total net proceeds of approximately $4.8 million. Comparatively, during the year ended December 31, 2021, 24,951 shares were sold under the At the Market program for total net proceeds of approximately $0.3 million. The Company is deploying the net proceeds to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

Accumulated Other Comprehensive Income

The Company recognizes unrealized gains or losses on its investment in debt securities as components of other comprehensive income. Total accumulated other comprehensive (loss)/income on the Company’s balance sheet at December 31, 2022, 2021 and 2020 was as follows ($ in thousands):

	For the year ended December 31,
Investment in securities:	2022	2021	2020
Unrealized gains	$—	$1,822	$1,152
Unrealized losses	(25,649)	(802)	(777)
Accumulated other comprehensive (loss)/income	$(25,649)	$1,020	$375

Non-controlling Interest

At both December 31, 2022 and 2021, the Company had non-controlling interests attributable to ownership interests for three legal entities.

At both December 31, 2022 and 2021, the Company's ownership interest is approximately 53.1% of AS Ajax E II and it consolidates the assets, liabilities, revenues and expenses of the entity.

At both December 31, 2022 and 2021, the Company's ownership interest is approximately 50.0% of 2017-D and it consolidates the assets, liabilities, revenues and expenses of the trust.

At both December 31, 2022 and 2021, the Company's ownership interest is approximately 99.9% of Great Ajax II REIT and it consolidates the assets, liabilities, revenues and expenses of the entity.

At both December 31, 2022 and 2021, the Company owned 100.0% of 2018-C as the 37.0% non-controlling ownership was purchased by the Company during the year ended 2021 and the non-controlling interest was derecognized from the Company's balance sheet.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers to or from non-controlling interest ($ in thousands):

	For the year ended December 31,
	2022	2021	2020
Decrease from redemption of 2018-C	$—	$(8,306)	$—
Decrease from the distribution of 2017-D	(871)	(17,186)	—
Change in non-controlling interest	$(871)	$(25,492)	$—
The accompanying notes are an integral part of the consolidated financial statements.

Note 15 — Quarterly Financial Information (unaudited):

The following table sets forth the Company's quarterly financial information ($ in thousands):

For the year ended December 31, 2022	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenue, net	$14,971	$8,768	$10,522	$1,375
Income/(loss) before provision for income taxes	$5,605	$(4,522)	$(7,133)	$(6,051)
Consolidated net income/(loss) attributable to common stockholders	$3,586	$(9,181)	$(16,249)	$(6,835)
Basic earnings/(loss) per common share	$0.15	$(0.40)	$(0.71)	$(0.30)
Diluted earnings/(loss) per common share	$0.15	$(0.40)	$(0.71)	$(0.30)

For the year ended December 31, 2021	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenue, net	$19,766	$19,794	$18,991	$19,397
Income before provision for income taxes	$10,678	$11,286	$10,795	$9,309
Consolidated net income attributable to common stockholders	$7,004	$10,378	$9,313	$7,362
Basic earnings per common share	$0.30	$0.45	$0.40	$0.32
Diluted earnings per common share	$0.30	$0.42	$0.38	$0.32

Note 16 — Subsequent Events

Since year end, the Company acquired three residential RPLs with aggregate UPB of $0.8 million in three transactions from three sellers. The RPLs were acquired at 72.9% of UPB and 62.3% of the estimated market value of the underlying collateral of $1.0 million.

The Company agreed to acquire, subject to due diligence, one residential RPL in one transaction with aggregate UPB of $0.4 million. The purchase price of the residential RPL is 81.1% or UPB and 56.5% of the estimated market value of underlying collateral of $0.6 million.

On January 31, 2023, the Company contributed an additional $0.7 million of equity interest in GAFS. This increased its ownership from 8.0% to 9.59%. The Company accounts for its investment in GAFS using the equity method.

On February 2, 2023, the Company sold an unrated Class A senior bond in one of its joint ventures and recognized a loss of $3.0 million. A cumulative $2.2 million of this loss was already reflected in the Company's book value calculation through Accumulated other comprehensive loss/income at December 31, 2022. This cumulative loss was reclassified to loss on sale of securities and an additional $0.8 million loss was recognized on the sale date.

On February 23, 2023, with an accredited institutional investor the Company refinanced its 2019-E, -G and -H joint ventures into Ajax Mortgage Loan Trust 2023-A ("2023-A") and retained $16.1 million of varying classes of agency rated securities and equity. The Company retained 5.01% of the AAA rated securities and 20.00% of the AA through B rated securities and trust certificates from the trust. 2023-A acquired 1,085 RPLs and NPLs with UPB of $205.1 million and an aggregate property value of $497.4 million. The AAA through A rated securities represent 79.8% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.46%. Based on the structure of the transactions, the Company does not consolidate 2023-A under U.S. GAAP.

On February 21, 2023, the Company's Board of Directors approved the First Amendment to the Third Amended and Restated Management Agreement with the Manager, which has an effective date of March 1, 2023 and states that the stockholders' equity used to calculate the base management fee include the Company's unsecured debt securities to the extent the proceeds were used to repurchase its preferred stock.

On March 2, 2023, the Company's Board of Directors declared a dividend of $0.25 per share to be paid on March 31, 2023 to stockholders of record as of March 17, 2023.

The accompanying notes are an integral part of the consolidated financial statements.

Schedule IV
Mortgage loans on real estate
December 31, 2022
($ in thousands)

Description (face value of loan)	Loan count	Interest rate	Maturity	Carrying amount of mortgages(1)	Principal amount subject to delinquent principal and interest	Amount of balloon payments at maturity
$0 – 49,999	618	0.00% - 18.00%	11/03/2016 – 08/01/2061	$19,004	$7,766	$1,241
$50,000 – 99,999	1,067	0.00% - 14.40%	02/01/2022 – 10/01/2062	81,125	33,276	1,713
$100,000 – 149,999	1,067	0.00% - 11.25%	07/01/2021 – 08/01/2065	128,515	52,689	2,002
$150,000 – 199,999	679	0.00% - 10.99%	06/01/2024 – 08/01/2065	114,284	47,280	913
$200,000 – 249,999	508	0.00% - 9.75%	08/01/2020 – 07/01/2064	109,400	48,413	1,681
$250,000+	1,392	0.00% - 18.25%	11/01/2020 – 05/01/2066	536,756	226,847	16,888
Total	5,331			$989,084	$416,271	$24,438

(1)The aggregate cost for federal income tax purposes is $902.3 million as of December 31, 2022.

The following table sets forth the activity in our mortgage loans ($ in thousands):

	January 1, 2022 through December 31, 2022
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$1,080,434	$29,572
Mortgage loans acquired	11,414	—
Accretion recognized	59,971	—
Payments received on loans, net	(193,951)	—
Net reclassifications from/(to) mortgage loans held-for-sale, net	29,572	(29,572)
Reclassifications to REO	(4,699)	—
Decrease in net present value of expected credit losses on mortgage loans and lower of cost or market adjustment	6,275	—
Other	68	—
Ending carrying value	$989,084	$—

The accompanying notes are an integral part of the consolidated financial statements.