Form 10-Q
period 2023-03-31
Great Ajax Corp.
filed 2023-05-05
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

As of May 3, 2023, 23,505,487 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$49,397	$47,845
Mortgage loans held-for-investment, net (1,2)	970,665	989,084
Real estate owned properties, net(3)	5,092	6,333
Investments in securities available-for-sale(4)	146,480	257,062
Investments in securities held-to-maturity(5)	73,907	—
Investments in beneficial interests(6)	135,614	134,552
Receivable from servicer	9,622	7,450
Investments in affiliates	30,560	30,185
Prepaid expenses and other assets	18,304	11,915
Total assets	$1,439,641	$1,484,426
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,2,7)	$454,664	$467,205
Borrowings under repurchase transactions	418,653	445,855
Convertible senior notes, net(7)	103,450	104,256
Notes payable, net(7)	106,258	106,046
Management fee payable	1,826	1,720
Put option liability	13,775	12,153
Accrued expenses and other liabilities	8,460	9,726
Total liabilities	1,107,086	1,146,961
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 424,949 shares issued and outstanding at both March 31, 2023 and December 31, 2022	9,411	9,411
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 1,135,590 shares issued and outstanding at both March 31, 2023 and December 31, 2022	25,143	25,143
Common stock $0.01 par value; 125,000,000 shares authorized, 23,509,446 shares issued and outstanding at March 31, 2023 and 23,130,956 shares issued and outstanding at December 31, 2022	245	241
Additional paid-in capital	325,462	322,439
Treasury stock	(9,532)	(9,532)
Retained earnings	(544)	13,275
Accumulated other comprehensive loss	(19,763)	(25,649)
Equity attributable to stockholders	330,422	335,328
Non-controlling interests(8)	2,133	2,137
Total equity	332,555	337,465
Total liabilities and equity	$1,439,641	$1,484,426

The accompanying notes are an integral part of the consolidated financial statements.

(1)Mortgage loans held-for-investment, net include $664.2 million and $675.8 million of loans at March 31, 2023 and December 31, 2022, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $4.3 million and $6.1 million of allowance for expected credit losses at March 31, 2023 and December 31, 2022, respectively.
(2)As of both March 31, 2023 and December 31, 2022, balances for Mortgage loans held-for-investment, net include $0.9 million from a 50.0% owned joint venture, which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP").
(3)Real estate owned properties, net, are presented net of valuation allowances of $0.8 million and $0.7 million at March 31, 2023 and December 31, 2022, respectively.
(4)Investments in securities available-for-sale (“AFS”) are presented at fair value. As of March 31, 2023, Investments in securities AFS include an amortized cost basis of $157.3 million and a net unrealized loss of $10.9 million. As of December 31, 2022, Investments in securities AFS include an amortized cost basis of $282.7 million and net unrealized loss of $25.6 million.
(5)On January 1, 2023, the Company transferred certain of its investments in securities to held-to-maturity ("HTM") due to European risk retention regulations. Investments in securities HTM includes an allowance for expected credit losses of zero and remaining discount of $8.9 million related to the unamortized unrealized loss in AOCI from transfer at March 31, 2023.
(6)Investments in beneficial interests includes allowance for expected credit losses of zero at both March 31, 2023 and December 31, 2022.
(7)Secured borrowings, net are presented net of deferred issuance costs of $4.3 million at March 31, 2023 and $4.7 million at December 31, 2022. Convertible senior notes, net are presented net of deferred issuance costs of $0.1 million and $0.3 million at March 31, 2023 and December 31, 2022, respectively. Notes payable, net are presented net of deferred issuance costs and discount of $3.7 million at March 31, 2023 and $4.0 million at December 31, 2022.
(8)As of March 31, 2023, non-controlling interests includes $1.0 million from a 50.0% owned joint venture, $1.0 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary. As of December 31, 2022, non-controlling interests includes $1.0 million from a 50.0% owned joint venture, $1.1 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
($ in thousands except per share data)	March 31, 2023	March 31, 2022
INCOME
Interest income	$18,456	$23,212
Interest expense	(14,925)	(8,606)
Net interest income	3,531	14,606
Net decrease in the net present value of expected credit losses	621	3,978
Net interest income after the impact of changes in the net present value of expected credit losses	4,152	18,584
Loss from investments in affiliates	(98)	(63)
Loss on joint venture refinancing on beneficial interests	(995)	(3,973)
Other (loss)/income	(2,519)	423
Total revenue, net	540	14,971
EXPENSE
Related party expense – loan servicing fees	1,860	2,091
Related party expense – management fee	1,828	2,293
Professional fees	934	345
Fair value adjustment on put option liability	1,622	3,200
Other expense	1,614	1,437
Total expense	7,858	9,366
Gain on debt extinguishment	(47)	—
(Loss)/income before provision for income taxes	(7,271)	5,605
Provision for income taxes (benefit)	93	(26)
Consolidated net (loss)/income	(7,364)	5,631
Less: consolidated net income attributable to the non-controlling interest	30	96
Consolidated net (loss)/income attributable to the Company	(7,394)	5,535
Less: dividends on preferred stock	547	1,949
Consolidated net (loss)/income attributable to common stockholders	$(7,941)	$3,586
Basic (loss)/earnings per common share	$(0.34)	$0.15
Diluted (loss)/earnings per common share	$(0.34)	$0.15
Weighted average shares – basic	22,920,943	22,922,316
Weighted average shares – diluted	22,920,943	22,922,316

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
($ in thousands)	March 31, 2023	March 31, 2022
Consolidated net (loss)/income attributable to common stockholders	$(7,941)	$3,586
Other comprehensive loss:
Unrealized gain/(loss) on available-for-sale securities	3,853	(9,778)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	2,033	—
Income tax expense related to items of other comprehensive income	—	—
Comprehensive loss	$(2,055)	$(6,192)

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
($ in thousands)	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net (loss)/income	$(7,364)	$5,631
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	600	761
Discount accretion on mortgage loans	(1,713)	(4,251)
Interest and discount accretion on investment in debt securities	(2,464)	(2,763)
Discount accretion on investment in beneficial interests	(2,057)	(4,153)
Gain on debt extinguishment	(47)	—
(Gain)/loss on sale of real estate owned properties	(91)	16
Loss on sale of securities	2,974	—
Impairment of real estate owned	111	169
Credit loss expense on mortgage loans and beneficial interests	44	161
Net decrease in the net present value of expected credit losses	(621)	(3,978)
Loss on loans and joint venture refinancing on beneficial interests	995	3,973
Amortization of debt discount and prepaid financing costs	845	1,041
Undistributed loss from investment in affiliates	98	63
Fair value adjustment on put option liability	1,622	3,200
Net change in operating assets and liabilities
Prepaid expenses and other assets	(6,405)	(9,822)
Receivable from Servicer	(2,172)	1,764
Accrued expenses, management fee payable, and other liabilities	(1,160)	(2,878)
Net cash from operating activities	(16,805)	(11,066)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(604)	(903)
Principal paydowns on mortgage loans	21,482	54,350
Proceeds from refinancing and sale of securities available-for-sale	29,413	—
Purchase of securities available-for-sale and beneficial interests	(16,335)	—
Principal and interest collection on debt securities available-for-sale and beneficial interests	17,721	21,194
Principal and interest collection on debt securities held-to-maturity	11,251	—
Proceeds from sale of property held-for-sale	1,052	121
Investment in equity method investments	(726)	(6,090)
Distribution from affiliates	252	352
Net cash from investing activities	63,506	69,024
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	13,376	6,006
Repayments on repurchase transactions	(40,578)	(29,486)
Repayments on secured borrowings	(12,963)	(39,422)
Repurchase of the Company's senior convertible notes	(952)	—
Sale of common stock, net of offering costs	2,427	—
Sale of common stock pursuant to dividend reinvestment plan	—	115

The accompanying notes are an integral part of the consolidated interim financial statements.

Distribution to non-controlling interests	(34)	(909)
Dividends paid on common stock and preferred stock	(6,425)	(7,966)
Net cash from financing activities	(45,149)	(71,662)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,552	(13,704)
CASH AND CASH EQUIVALENTS, beginning of period	47,845	84,426
CASH AND CASH EQUIVALENTS, end of period	$49,397	$70,722
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$14,894	$7,819
Cash paid for income taxes	$215	$62
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of debt securities from investments in securities available-for-sale to investments in securities held-to-maturity	$83,022	$—
Unrealized gain/(loss) on available-for-sale securities	$3,853	$(9,778)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	$2,033	$—
Issuance of common stock for management fee and compensation expense	$600	$761
Net transfer of loans (from)/to property held-for-sale	$(169)	$828
Non-cash adjustments to basis in mortgage loans	$—	$18
Treasury stock received through distributions from investment in Manager	$—	$(117)
Net transfer of loans to mortgage held-for-investment, net from mortgage loans held-for-sale, net	$—	$(29,572)

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders' equity	Non-controlling interest	Total equity
Balance at three months ended March 31, 2022
Balance at December 31, 2021	2,307,400	$51,100	2,892,600	$64,044	23,146,775	$233	$(1,691)	$316,162	$66,427	$1,020	$497,295	$3,178	$500,473
Net income	—	—	—	—	—	—	—	—	5,535	—	5,535	96	5,631
Issuance of shares under dividend reinvestment plan	—	—	—	—	9,739	—	—	115	—	—	115	—	115
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(819)	(819)
Stock-based management fee expense	—	—	—	—	39,558	1	—	436	—	—	437	—	437
Stock-based compensation expense	—	—	—	—	8,900	—	—	324	—	—	324	—	324
Dividends declared ($0.26 per share) and distributions	—	—	—	—	—	—	—	—	(7,966)	—	(7,966)	(90)	(8,056)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,778)	(9,778)	—	(9,778)
Reclass of conversion premium - convertible notes	—	—	—	—	—	—	—	(711)	—	—	(711)	—	(711)
Treasury stock	—	—	—	—	(10,406)	—	(117)	—	—	—	(117)	—	(117)
Balance at March 31, 2022	2,307,400	$51,100	2,892,600	$64,044	23,194,566	$234	$(1,808)	$316,326	$63,996	$(8,758)	$485,134	$2,365	$487,499

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders' equity	Non-controlling interest	Total equity
Balance at three months ended March 31, 2023
Balance at December 31, 2022	424,949	$9,411	1,135,590	$25,143	23,130,956	$241	$(9,532)	$322,439	$13,275	$(25,649)	$335,328	$2,137	$337,465
Net loss	—	—	—	—	—	—	—	—	(7,394)	—	(7,394)	30	(7,364)
Sale of shares	—	—	—	—	345,578	4	—	2,423	—	—	2,427	—	2,427
Stock-based compensation expense	—	—	—	—	32,912	—	—	600	—	—	600	—	600
Dividends declared ($0.25 per share) and distributions	—	—	—	—	—	—	—	—	(6,425)	—	(6,425)	(34)	(6,459)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	2,033	2,033	—	2,033
Other comprehensive income	—	—	—	—	—	—	—	—	—	3,853	3,853	—	3,853
Balance at March 31, 2023	424,949	$9,411	1,135,590	$25,143	23,509,446	$245	$(9,532)	$325,462	$(544)	$(19,763)	$330,422	$2,133	$332,555

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company facilitates capital raising activities and operates as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of (i) re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) non-performing loans ("NPLs"), which are residential mortgage loans on which the most recent three payments have not been made. The Company may acquire RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures are structured as securitization trusts, of which the Company acquires debt securities and beneficial interests. The Company may also acquire or originate small balance commercial loans (“SBC loans”). The SBC loans that the Company opportunistically targets generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, the Company invests in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 9.6% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Operating Partnership, through interests in certain entities, as of March 31, 2023, held 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of March 31, 2023, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). The Company has securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At March 31, 2023, the Company owned approximately 22.0% of Gaea. The Company accounts for its investment in Gaea under the equity method.

Basis of Presentation and Use of Estimates

The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 3, 2023.

Interim financial statements are unaudited and prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023. The consolidated interim financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements.

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company at both March 31, 2023 and December 31, 2022. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings is 99.9% owned by the Company as of March 31, 2023 and December 31, 2022. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

As of March 31, 2023 and December 31, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a REMIC.

During January 2023, the Company contributed an additional $0.7 million equity interest in GAFS. As of March 31, 2023 and December 31, 2022, the Company's ownership of GAFS was 9.6% and 8.0%, respectively.

The Company’s 19.8% ownership of the Manager and 9.6% ownership of GAFS are accounted for using the equity method because the Company can exercise influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in either the Manager or GAFS.

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

Investments in Securities

The Company’s Investments in Securities Available-for-Sale ("AFS") and Investments in Securities Held-to-Maturity ("HTM") consist of investments in senior and subordinate notes issued by joint ventures which the Company forms with third party institutional accredited investors. Investments in debt securities for which the Company does not have the positive intent and ability to hold to maturity are classified as AFS. Investments in debt securities for which the Company has the positive intent, ability, or are required to hold to maturity are classified as HTM.

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company recognizes income on the AFS debt securities using the effective interest method. Historically, the notes have been classified as AFS and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive income. The Company marks its investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities are expected to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of operations.

On January 1, 2023, the Company transferred $83.0 million of investment securities from AFS to HTM due to sale restrictions pursuant to Article 6(1) of Regulation (EU) 2017/2402 of the European Parliament and of the Council (as amended, the “EU Securitization Regulation” and, together with applicable regulatory and implementing technical standards in relation thereto, the “EU Securitization Rules”). Pursuant to the terms of these debt securities, the Company must hold at least 5.01% of the nominal value of each class of securities offered or sold to investors (the EU Retained Interest) subject to the EU Securitization Rules. Under the EU Securitization Rules, the Company is prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed.

Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value. Unrealized gains or losses recorded to accumulated other comprehensive income for the transferred securities continue to be reported in accumulated other comprehensive income and are amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value.

The Company accounts for its investments in securities HTM under CECL and carries them at amortized cost. Interest income is recognized using the effective interest method and is based upon the Company having a reasonable expectation of the amount and timing of the cash flows expected to be collected. The Company’s expectation of the amount of undiscounted cash flows to be collected, and the corresponding need for an allowance for credit loss, is evaluated at the end of each calendar quarter and takes into consideration past events, current conditions, and supportable forecasts about the future. The net present value of changes in expected cash flows as compared to contractual amounts due, whether caused by timing or investment performance, is reported in the period in which it arises and is reflected as an increase or decrease in the allowance for credit loss to the extent an allowance for credit loss is recorded against the investments. If no allowance for credit loss is recorded against the investment, the increase in expected future cash flows is recognized prospectively as an increase in yield.

Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

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

The warrants include a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability in the Company's consolidated balance sheets with an original basis of $9.5 million. During the year ended December 31, 2022, the Company repurchased and retired a portion of its warrants. As of March 31, 2023, the basis of the warrants was $2.9 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value and marks the obligation to market through earnings at each balance sheet date. The Company determines the fair value using a discounted cash flow method. The future put obligation was $15.7 million as of March 31, 2023 from an original value of $15.7 million due to the Company's repurchases and retirement of warrants.

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

Convertible Senior Notes

During 2017 and 2018, the Company completed the public offer and sale of its convertible senior notes due 2024 (the "2024 Notes"). At March 31, 2023 and December 31, 2022, the UPB of the debt was $103.5 million and $104.5 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions, the 2024 Notes will be convertible by their holders into shares of the Company’s common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, are subject to adjustment under certain circumstances.

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

Notes Payable

During August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 2027 (the "2027 Notes"). The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and two of its subsidiaries: Great Ajax Operating LLC (the "GP Guarantor") and Great Ajax II Operating Partnership L.P. (the "Subsidiary Guarantor," and together with the Company and the GP Guarantor, the "Guarantors"). The 2027 Notes are included in the Company's liabilities in its consolidated balance sheet at March 31, 2023 and December 31, 2022. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and

The accompanying notes are an integral part of the consolidated interim financial statements.

offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes. At both March 31, 2023 and December 31, 2022, the UPB of the 2027 Notes was $110.0 million.

Management Fee and Expense Reimbursement

The Company is a party to the Third Amended and Restated Management Agreement with the Manager (the "Management Agreement") by and between the Company and the Manager, dated as of April 28, 2020, as amended on March 1, 2023, expiring on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, the Manager provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

Under the Management Agreement, the Company pays a quarterly base management fee based on its stockholders' equity, including equity equivalents such as the Company's issuance of convertible senior notes. Also, under the First Amendment to the Third Amended and Restated Management Agreement with the Manager, which has an effective date of March 1, 2023, the Company's quarterly base management fee will include, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company's preferred stock.

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

Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of common stock or other stock-based awards, including grants of long-term incentive plan units (“LTIP Units”) from the Operating Partnership, available for issuance under the Director Plan is 35,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its common stock upon joining the Board of Directors. The Company may also periodically issue additional restricted stock awards to its independent directors under the Director Plan. In addition, each of the Company’s independent directors received an annual retainer of $140,000, payable quarterly, 50% of which is payable in shares of the Company's common stock and 50% in cash. The committee chairpersons also receive annual fees for their services. The chairpersons of the Compensation and Corporate Governance committees each received an annual retainer of $15,000, payable quarterly, 100% in cash. The chairperson of the Audit committee received an annual fee of $20,000, payable quarterly, 100% in cash. Stock-based expense for the directors’ annual fee and the committee chairperson’s annual fee is expensed as earned, in equal quarterly amounts during the year, and accrued at quarter end.

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

The fair value of investments in debt securities AFS and HTM are determined using estimates provided by the Company's financing counterparties. The Company also relies on the Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on these investments as a comparison to the estimates received from financing counterparties.

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

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements in order to conform with the current year presentation. These reclassifications have no effect on previously reported net income or equity.

Segment Information

The Company’s primary business is acquiring, investing in and managing a portfolio of mortgage loans. The Company operates in a single segment focused on re-performing mortgages, and to a lesser extent non-performing mortgages and real property.

Recently Issued Accounting Standards

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323) – Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This guidance is effective for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted. The Company does not believe this standard will have a material impact on its consolidated financial statements and related disclosures.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of March 31, 2023 and December 31, 2022 ($ in thousands):

Loan portfolio basis by asset type	March 31, 2023	December 31, 2022
Residential RPLs	$856,743	$872,913
Residential NPLs	102,773	105,081
SBC loans	11,149	11,090
Total	$970,665	$989,084

Included on the Company’s consolidated balance sheets as of both March 31, 2023 and December 31, 2022 are approximately $1.0 billion of RPLs, NPLs, and SBC loans that are held-for-investment.

The categorization of RPLs, NPLs and SBC loans is determined at acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income as well as credit and non-credit discount, less principal and interest cash flows received. The carrying values at March 31, 2023 and December 31, 2022, for the Company's loans in the table above, are presented net of a cumulative allowance for expected credit losses of $4.3 million and $6.1 million, respectively, reflected in the appropriate lines in the table by loan type. For the three months ended March 31, 2023 and 2022, the Company recognized $0.6 million and $3.6 million, respectively, of revenue due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows. Also, for the three months ended March 31, 2023 and 2022, the Company recognized accretable yield of $13.3 million and $16.2 million, respectively, with respect to its RPL, NPL and SBC loans.

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

The Company's mortgage loans are secured by real estate. Risks inherent in the Company's mortgage loan portfolio, affecting both the valuation of its mortgage loans as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or a pandemic similar to that caused by the novel coronavirus ("COVID-19") outbreak, and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

During the three months ended March 31, 2023, the Company purchased three RPLs with UPB of $0.8 million. Comparatively, the Company purchased no RPLs during the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company purchased no NPLs. Comparatively, during the three months ended March 31, 2022, the Company purchased four NPLs with UPB of $1.0 million. The Company purchased no SBC loans during both the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, the Company sold no mortgage loans.

For pooling purposes, the Company aggregates its loans based on payment patterns and absolute dollars of equity. The portfolio is split between the Operating Partnership and Great Ajax REIT II as the entities are separate taxpayers and must maintain separate and complete books and records. At both the Operating Partnership and Great Ajax REIT II, the Company uses the following three pools for a total of six CECL pools:

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

The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	March 31, 2023
	2022	2021	2020	2019	2018	2017	2009-2016	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$2,424	$1,320	$4,143	$6,869	$2,002	$3,256	$29,831	$205,788	$79,442	$335,075
GAOP - 7f7 <50	120	—	—	298	—	—	2,896	36,054	10,078	49,446
GAOP - 6f6 and below	842	742	740	1,027	1,051	530	17,331	85,643	29,068	136,974
Great Ajax II REIT - 7f7 >50	—	—	730	652	724	413	36,467	248,139	87,556	374,681
Great Ajax II REIT - 7f7 <50	—	—	—	138	14	—	2,719	27,285	8,162	38,318
Great Ajax II REIT - 6f6 and below	—	—	—	—	69	189	5,312	20,621	9,980	36,171
Total	$3,386	$2,062	$5,613	$8,984	$3,860	$4,388	$94,556	$623,530	$224,286	$970,665

	December 31, 2022
	2022	2021	2020	2019	2018	2017	2009-2016	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$1,041	$1,770	$4,118	$7,004	$2,557	$2,983	$32,170	$198,950	$80,203	$330,796
GAOP - 7f7 <50	—	—	—	337	—	—	3,212	34,599	10,501	48,649
GAOP - 6f6 and below	1,756	280	2,158	1,040	597	942	15,930	98,408	30,697	151,808
Great Ajax II REIT - 7f7 >50	—	—	734	661	800	467	34,973	250,168	90,478	378,281
Great Ajax II REIT - 7f7 <50	—	—	—	140	13	—	3,487	27,300	8,885	39,825
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	139	6,166	23,690	9,730	39,725
Total	$2,797	$2,050	$7,010	$9,182	$3,967	$4,531	$95,938	$633,115	$230,494	$989,084

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three months ended March 31,
	2023	2022
Par	$828	$964
Discount	(191)	(58)
Allowance	(33)	(3)
Purchase Price	$604	$903

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows as compared to the amounts expected to be contractually received. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows as compared to its contractual amounts due. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the three months ended March 31, 2023, the Company recorded a $1.2 million reclassification to non-credit discount from the allowance for expected credit losses, which was followed by a $0.6 million reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During the three months ended March 31, 2023, the Company also recorded a $33 thousand increase in the allowance for expected credit losses due to new acquisitions. Comparatively, during the three months ended March 31, 2022, the Company recorded a $4.1 million reclassification from non-credit discount to the allowance for expected credit losses, which was followed by a $3.6 million reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During the three months ended March 31, 2022, the Company also recorded a $3 thousand increase in the allowance for expected credit losses due to new acquisitions. An analysis of the balance in the allowance for expected credit losses account follows ($ in thousands):

	Three months ended March 31,
	2023	2022
Allowance for expected credit losses, beginning of period	$(6,107)	$(7,112)
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment expectations	1,225	(4,089)
Increase in allowance for expected credit losses for loan acquisitions	(33)	(3)
Credit loss expense on mortgage loans	(44)	(111)
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	621	3,624
Allowance for expected credit losses, end of period	$(4,338)	$(7,691)

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023
	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$212,093	$46,071	$25,060	$49,391	$2,460	$335,075
GAOP - 7f7 <50	25,431	9,493	3,695	9,873	954	49,446
GAOP - 6f6 and below	901	1,854	9,001	67,129	58,089	136,974
Great Ajax II REIT - 7f7 >50	322,382	35,720	8,723	7,856	—	374,681
Great Ajax II REIT - 7f7 <50	32,518	4,131	666	765	238	38,318
Great Ajax II REIT - 6f6 and below	107	145	8,403	22,027	5,489	36,171
Total	$593,432	$97,414	$55,548	$157,041	$67,230	$970,665

	December 31, 2022
	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$198,006	$44,773	$772	$86,603	$642	$330,796
GAOP - 7f7 <50	26,303	5,815	140	16,232	159	48,649
GAOP - 6f6 and below	3,333	1,538	94	94,010	52,833	151,808
Great Ajax II REIT - 7f7 >50	319,677	39,161	700	18,743	—	378,281
Great Ajax II REIT - 7f7 <50	33,113	4,188	90	2,434	—	39,825
Great Ajax II REIT - 6f6 and below	178	—	39	36,086	3,422	39,725
Total	$580,610	$95,475	$1,835	$254,108	$57,056	$989,084

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties or through conversions of mortgage loans in its portfolio when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Property Held-for-Sale

As of March 31, 2023 and December 31, 2022, the Company’s net investments in real estate owned properties was $5.1 million and $6.3 million, respectively, all of which related to properties held-for-sale. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. Also, included in the properties held-for-sale balance for both periods as of March 31, 2023 and December 31, 2022, was $0.3 million for properties undergoing renovation or which are otherwise in the process of being brought to market. As of March 31, 2023 and December 31, 2022, the Company had a total of 32 and 39 real estate owned properties, respectively. For the three months ended March 31, 2023 and 2022, the majority of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three months ended March 31,
	2023		2022
Property Held-for-Sale	Count	Amount	Count	Amount
Balance at beginning of period	39	$6,333	31	$6,063
Net transfers (to)/from mortgage loans	(2)	(169)	3	828
Adjustments to record at lower of cost or fair value	—	(111)	—	(169)
Disposals	(5)	(961)	(3)	(136)
Balance at end of period	32	$5,092	31	$6,586

Dispositions

During the three months ended March 31, 2023, the Company sold five REO properties realizing a net gain of approximately $0.1 million. Comparatively, for the three months ended March 31, 2022, the Company sold three REO properties realizing a net loss of approximately $16 thousand. These amounts are included in Other income on the Company's consolidated statements of operations. During the three months ended March 31, 2023 and 2022, the Company recorded expense of lower of cost or net realizable value adjustments in real estate operating expense of $0.1 million and $0.2 million, respectively. These amounts are included in Other expense on the Company's consolidated statements of operations.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. Beneficial interests may be trust certificates and/or subordinate notes depending on the structure of the securitization. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIEs that the Company does not consolidate since it has determined it is not the primary beneficiary. See Note 10 — Related Party Transactions. The Company designated its debt securities as AFS or HTM based on the intent and ability to hold each security to maturity. The Company carries its AFS debt securities at fair value using prices provided by financing counterparties, and believes any unrealized losses to be temporary. The Company carries its investments in securities HTM at amortized cost, net of any required allowance for credit losses. The Company carries its investments in beneficial interests at amortized cost.

As described in Note 2 — Summary of Significant Accounting Policies, on January 1, 2023, the Company transferred $83.0 million of investment securities from AFS to HTM due to sale restrictions pursuant to Article 6(1) of Regulation (EU) 2017/2402 of the European Parliament and of the Council (as amended, the "EU Securitization Regulation" and, together with applicable regulatory and implementing technical standards in relation thereto, the "EU Securitization Rules"). Pursuant to the terms of these debt securities, the Company must hold at least 5.01% of the nominal value of each class of securities offered or sold to investors (the "EU Retained Interest") subject to the EU Securitization Rules. Under the EU Securitization Rules, the Company is prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed.

Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value. On the date of transfer, accumulated other comprehensive income included unrealized losses of $10.9 million, which continues to be reported in accumulated other comprehensive income and is amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value. During the three months ended March 31, 2023, the Company recorded amortization of $2.0 million of unrealized losses in accumulated other comprehensive income and of unamortized discount related to transfers of securities from AFS to HTM.

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

	As of March 31, 2023
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale, at fair value	$157,334	$75	$(10,929)	$146,480
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses	73,907	572	(414)	74,066
Investment in beneficial interests at amortized cost, net of allowance for credit losses	135,614	—	—	135,614
Total investments	$366,855	$647	$(11,343)	$356,160

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS and HTM of $0.1 million and $30 thousand, respectively.

	As of December 31, 2022
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale, at fair value	$282,711	$—	$(25,649)	$257,062
Investment in beneficial interests at amortized cost, net of allowance for credit losses	134,552	—	—	134,552
Total investments	$417,263	$—	$(25,649)	$391,614

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS of $0.1 million.

The following table presents a breakdown of the Company's gross unrealized losses on its investments in debt securities AFS ($ in thousands):

	As of March 31, 2023
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Fair value
Debt securities due February 2028(3)	February 2026	$37,907	$(108)	$37,799
Debt securities due November 2051(4)	March 2025	3,762	(190)	3,572
Debt securities due September 2059(5)	April 2023/ August 2023	2,506	(94)	2,412
Debt securities due December 2059(4)	July 2023	24,337	(1,248)	23,089
Debt securities due March 2060(4)	February 2025	6,356	(814)	5,542
Debt securities due June 2060(4)	March 2024	3,903	(153)	3,750
Debt securities due September 2060(3)	March 2024	1,536	(20)	1,516
Debt securities due December 2060(4)	July 2029	22,199	(3,968)	18,231
Debt securities due January 2061(4)	September 2024	4,886	(559)	4,327
Debt securities due June 2061(6)	January 2025/February 2025	13,618	(1,713)	11,905
Debt securities due October 2061(4)	April 2029	12,201	(1,042)	11,159
Debt securities due March 2062(4)	May 2029	10,940	(1,020)	9,920
Total		$144,151	$(10,929)	$133,222

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
(5)This line is comprised of two securities that are both due September 2059. One security with a balance of $0.1 million has been in a loss position for 12 months or longer and has a step-up date in April 2023, and the other security of $3 thousand has been in a loss position for 12 months or longer and has a step-up date in August 2023.

The accompanying notes are an integral part of the consolidated interim financial statements.

(6)This line is comprised of two securities that are both due June 2061. One security with a balance of $0.5 million has been in an unrealized loss position for 12 months or longer and has a step-up date in January 2025, and the other security of $1.2 million has been in a loss position for 12 months or longer and has a step-up date in February 2025.

	As of December 31, 2022
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Fair value
Debt securities due February 2028(3)	February 2026	$38,843	$(82)	$38,761
Debt securities due November 2051(4)	March 2025	36,829	(2,429)	34,400
Debt securities due September 2059(5)	February 2023/April 2023	14,945	(1,045)	13,900
Debt securities due November 2059(4)	April 2023	6,752	(313)	6,439
Debt securities due December 2059(4)	July 2023	33,569	(2,083)	31,486
Debt securities due March 2060(4)	February 2025	14,492	(1,909)	12,583
Debt securities due June 2060(4)	March 2024	8,002	(394)	7,608
Debt securities due September 2060(3)	March 2024	3,242	(15)	3,227
Debt securities due December 2060(4)	July 2029	43,216	(7,868)	35,348
Debt securities due January 2061(4)	September 2024	11,883	(1,342)	10,541
Debt securities due June 2061(6)	January 2025/February 2025	47,302	(6,303)	40,999
Debt securities due October 2061(3)	April 2029	12,401	(1,013)	11,388
Debt securities due March 2062(3)	May 2029	11,096	(853)	10,243
Total		$282,572	$(25,649)	$256,923

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

As of March 31, 2023, the Company had a gross unrealized loss of $10.9 million and a gross unrealized gain of $0.1 million in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments AFS with a fair value of $146.5 million, which includes $0.1 million in interest receivable. As of December 31, 2022, the Company recorded a gross unrealized loss of $25.6 million and no gross unrealized gains in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments AFS with a fair value of $257.1 million, which includes $0.1 million in interest receivable.

During the three months ended March 31, 2023, the Company re-securitized, with an accredited institutional investor, Ajax Mortgage Loan Trust 2019-E, 2019-G and 2019-H ("2019-E, -G and -H") joint ventures into Ajax Mortgage Loan Trust 2023-A ("2023-A") and retained 8.6% or $16.1 million of varying classes of agency rated securities and equity. 2023-A acquired 1,085 RPLs and NPLs with UPB of $205.1 million and an aggregate property value of $497.4 million. The AAA through A rated securities represent 79.8% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.46%. All of the securities retained from 2023-A are classified as AFS. Comparatively, during the three months ended March 31, 2022, the Company acquired no debt securities and beneficial interests.

At March 31, 2023, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $146.5 million, $73.9 million and $135.6 million, respectively. At December 31, 2022, the investments in debt securities AFS and beneficial interests were carried on the Company's consolidated balance sheet at $257.1 million and $134.6 million, respectively.

The accompanying notes are an integral part of the consolidated interim financial statements.

During the three months ended March 31, 2023, the Company sold senior notes issued by certain joint ventures and recognized a loss of $3.0 million. Comparatively, the Company sold no senior notes during the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, the Company had no securities that were past due.

During the first quarter of 2023, the Company recorded a loss of $1.0 million on its beneficial interests in Ajax Mortgage Loan Trust 2019-H ("2019-H") on its consolidated statements of operations. Although the Company continues to own approximately the same interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interest in 2023-A and cash received from the sale of the underlying loans in 2023-A. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected cash proceeds at redemption.

During the first quarter of 2022, the Company recorded an impairment of $4.0 million on its beneficial interests in Ajax Mortgage Loan Trusts 2018-D and 2018-G ("2018-D and -G") in other loss/income on its consolidated statements of operations, which became a realized loss when the transaction closed during the second quarter of 2022. Although the Company continues to own approximately the same interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interest in Ajax Mortgage Loan Trust 2022-A ("2022-A") and cash received from the sale of the underlying loans in 2022-A. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected cash proceeds at redemption.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three months ended March 31,
	2023	2022
Par	$2,051	$—
Premium	963	—
Allowance	—	—
Purchase Price	$3,014	$—

The Company generally recognizes accretable yield and increases and decreases in the net present value of expected cash flows in earnings in the period they occur. For the three months ended March 31, 2023 and 2022, the Company recognized accretable yield of $2.1 million and $4.1 million, respectively, on its beneficial interest. For the three months ended March 31, 2023, the Company recognized accretable yield of $0.6 million on its investments in securities HTM. An expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest or investments in securities HTM. If there is no allowance for expected credit losses recorded against a beneficial interest or investments in securities HTM, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary.

During the three months ended March 31, 2023, the Company had no activity related to the balance in the allowance for expected credit losses for investments in securities HTM.

During the three months ended March 31, 2023, the Company had no activity related to the balance in the allowance for expected credit losses for beneficial interests. Comparatively, during three months ended March 31, 2022, the Company recorded a $0.3 million reclassification to non-credit discount from the allowance for changes in payment expectations and reduction of the allowance for expected credit losses for beneficial interests of $0.4 million.

An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended March 31,
	2023	2022
Allowance for expected credit losses, beginning balance	$—	$(615)
Reclassification to non-credit discount from the allowance for changes in payment expectations	—	311
Credit loss expense on beneficial interests	—	(50)
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	—	354
Allowance for expected credit losses, ending balance	$—	$—

Note 6 — Fair Value

For a discussion on the Company's fair value policy see Note 2 — Summary of Significant Accounting Policies.

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$146,480	$—	$146,480	$—
Recurring financial liabilities
Put option liability	$13,775	$—	$—	$13,775

		Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$257,062	$—	$257,062	$—
Recurring financial liabilities
Put option liability	$12,153	$—	$—	$12,153

The accompanying notes are an integral part of the consolidated interim financial statements.

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$970,665	$—	$—	$950,471
Investment in debt securities held-to-maturity	$73,907	$—	$74,066	$—
Investment in beneficial interests	$135,614	$—	$—	$135,614
Investment in Manager	$923	$—	$—	$10,421
Investment in AS Ajax E LLC	$442	$—	$591	$—
Investment in AS Ajax E II LLC's investment in Ajax E Master Trust	$2,179	$—	$2,219	$—
Investment in GAFS, including warrants	$2,701	$—	$—	$3,980
Investment in Gaea	$24,102	$—	$—	$22,453
Investment in Loan pool LLCs	$213	$—	$—	$699
Financial liabilities
Secured borrowings, net	$454,664	$—	$405,774	$—
Borrowings under repurchase transactions	$418,653	$—	$418,653	$—
Convertible senior notes, net	$103,450	$100,162	$—	$—
Notes payable, net	$106,258	$—	$106,780	$—

		Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$989,084	$—	$—	$971,069
Investment in beneficial interests	$134,552	$—	$—	$134,552
Investment in Manager	$921	$—	$—	$10,093
Investment in AS Ajax E LLC	$453	$—	$606	$—
Investment in AS Ajax E II LLC's investment in Ajax E Master Trust	$2,208	$—	$2,272	$—
Investment in GAFS, including warrants	$2,041	$—	$—	$3,320
Investment in Gaea	$24,339	$—	$—	$22,119
Investment in Loan pool LLCs	$223	$—	$—	$707
Financial liabilities
Secured borrowings, net	$467,205	$—	$421,680	$—
Borrowings under repurchase agreement	$445,855	$—	$445,855	$—
Convertible senior notes, net	$104,256	$100,084	$—	$—
Notes payable, net	$106,046	$—	$107,327	$—

Non-financial assets

The fair value of property held-for-sale is determined using the lower of its acquisition cost ("cost") or net realizable value. Net realizable value is determined based on BPOs, appraisals, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

			Level 1	Level 2	Level 3
March 31, 2023	Carrying value	Three months ended fair value adjustment recognized in the consolidated statements of operations	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$5,092	$(111)	$—	$—	$5,092

			Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Fair value adjustment recognized in the consolidated statements of operations	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,333	$(376)	$—	$—	$6,333

Note 7 — Affiliates

Unconsolidated Affiliates

At both March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022, the Company had ownership interests in five affiliated entities accounted for under the equity method of accounting.

At both March 31, 2023 and December 31, 2022, the Company’s ownership interest in the Manager, a privately held company for which there is no public market for its securities, was approximately 19.8%. The Company accounts for its ownership interest in the Manager using the equity method.

At March 31, 2023 and December 31, 2022, the Company's ownership interest was approximately 9.6% and 8.0% in GAFS, respectively. The Company accounts for its investment in GAFS using the equity method.

At both March 31, 2023 and December 31, 2022, the Company owned approximately 22.0% of Gaea. The Company accounts for its ownership interest in Gaea using the equity method.

At both March 31, 2023 and December 31, 2022, the Company’s ownership interest in AS Ajax E LLC, a Delaware trust formed to own residential mortgage loans and residential real estate assets, was approximately 16.5%. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. The Company accounts for its ownership interest using the equity method.

At both March 31, 2023 and December 31, 2022, the Company’s ownership interest was approximately 40.0% in one loan pool LLC managed by the Servicer, which hold investments in RPLs and NPLs. The Company accounts for its ownership interest using the equity method.

The accompanying notes are an integral part of the consolidated interim financial statements.

The table below shows the net income, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended March 31,
Net income/(loss) at 100%	2023	2022
AS Ajax E LLC	$66	$19
Thetis Asset Management LLC	$11	$(206)
Loan pool LLCs	$(24)	$(20)
Great Ajax FS LLC	$(763)	$(1,157)
Gaea Real Estate Corp.	$(1,105)	$191

	March 31, 2023		December 31, 2022
Assets and Liabilities at 100%	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$2,762	$1	$2,837	$2
Thetis Asset Management LLC	$6,063	$1,898	$6,948	$2,661
Loan pool LLCs	$1,200	$185	$1,201	$161
Great Ajax FS LLC	$79,689	$67,276	$78,375	$66,324
Gaea Real Estate Corp.	$164,837	$62,030	$162,933	$58,185

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended March 31,
Net income/(loss) at the Company's share	2023	2022
AS Ajax E LLC	$11	$3
Thetis Asset Management LLC	$2	$(41)
Loan pool LLCs	$(10)	$(8)
Great Ajax FS LLC	$(67)	$(93)
Gaea Real Estate Corp.	$(243)	$42

	March 31, 2023		December 31, 2022
Assets and Liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$455	$—	$467	$—
Thetis Asset Management LLC	$1,200	$376	$1,376	$527
Loan pool LLCs	$480	$74	$480	$64
Great Ajax FS LLC	$7,641	$6,450	$6,270	$5,306
Gaea Real Estate Corp.	$36,281	$13,653	$35,894	$12,818

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. At both March 31, 2023 and December 31, 2022, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. At both March 31, 2023 and December 31, 2022, the Company held a 50.0% ownership in the remaining loans held by 2017-D. Great Ajax II REIT wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans

The accompanying notes are an integral part of the consolidated interim financial statements.

into securitization trusts and holds subordinated securities issued by such trusts. At both March 31, 2023 and December 31, 2022, Great Ajax II REIT was 99.9% owned by the Company. Similarly, as of March 31, 2023 and December 31, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E.

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

At March 31, 2023, the Company had commitments to purchase with third party institutional accredited investors, subject to due diligence, 76 RPLs and NPLs secured by single-family residences with aggregated UPB of $18.4 million. See Note 15 — Subsequent Events, for remaining open acquisitions as of the filing date.

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

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. There was no repurchase of preferred stock during the three months ended March 31, 2023 and 2022. Also during the year ended December 31, 2022, the Company repurchased and retired 4,549,328 of the outstanding warrants for $35.0 million. No warrants were repurchased during the three months ended March 31, 2023 and 2022. The remaining liability on the consolidated balance sheet at March 31, 2023 for the present value of the put liability on the remaining outstanding warrants is $13.8 million, representing the fair value of the put liability at the balance sheet date. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $15.7 million and marks the obligation to market through earnings. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of operations. The following table sets forth the details of the Company's put option liability ($ in thousands):

	Three months ended March 31,
	2023	2022
Beginning balance	$12,153	$23,667
Fair value adjustments during the period	1,622	3,200
Ending balance	$13,775	$26,867

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	March 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$103,276	$146,400	6.42%
A Bonds	April 3, 2023	12,112	17,645	6.09%
	April 21, 2023	23,854	30,485	6.17%
	April 26, 2023	27,656	37,078	6.60%
	May 3, 2023	11,879	15,446	5.97%
	May 22, 2023	2,107	3,406	6.17%
B Bonds	April 26, 2023	2,943	5,176	7.00%
	May 3, 2023	3,627	6,408	6.77%
	May 22, 2023	4,306	7,505	6.77%
	June 13, 2023	12,713	19,999	6.91%
	June 22, 2023	713	798	6.37%
M Bonds	May 3, 2023	292	519	6.12%
	May 22, 2023	1,074	1,935	6.37%
Nomura - bonds(1)		$36,142	$54,675	6.37%
A Bonds	May 15, 2023	6,400	9,366	6.31%
	June 23, 2023	11,853	17,506	6.37%
	June 30, 2023	7,272	9,664	5.96%
B Bonds	May 15, 2023	5,784	9,586	6.71%
	June 23, 2023	3,790	6,436	6.77%
M Bonds	June 30, 2023	1,043	2,117	6.29%
JP Morgan - bonds(1)		$58,474	$86,109	6.13%
A Bonds	June 2, 2023	10,610	14,205	6.16%
	September 19, 2023	20,778	28,219	6.30%

The accompanying notes are an integral part of the consolidated interim financial statements.

	March 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
B Bonds	April 21, 2023	1,616	2,652		6.31%
	May 1, 2023	6,574	11,052		6.34%
M Bonds	April 11, 2023	15,086	22,664		5.70%
	June 2, 2023	501	894		6.39%
	July 24, 2023	3,309	6,423		6.42%
JP Morgan - loans(2)	July 10, 2023	$11,750	$17,564		7.40%
Nomura - loans(3)	October 5, 2023	$209,011	$284,755		7.21%
Totals/weighted averages		$418,653	$589,503	(4)	6.79%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of March 31, 2023.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of March 31, 2023 was $150.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of March 31, 2023 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company's balance sheet for GAAP as of March 31, 2023.

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

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of March 31, 2023 and December 31, 2022, the Company had $4.1 million and $5.2 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at March 31, 2023 and December 31, 2022 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	March 31, 2023	December 31, 2022
Gross amount of recognized liabilities	$418,653	$445,855
Gross amount of loans and securities pledged as collateral	585,439	628,187
Other prepaid collateral	4,064	5,152
Net collateral amount	$170,850	$187,484

Secured Borrowings

From its inception (January 30, 2014) to March 31, 2023, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at March 31, 2023. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at March 31, 2023.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at March 31, 2023. The Company’s rated secured borrowings are designated in the table below.

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

liabilities were consolidated on the Company's consolidated balance sheets. During the second quarter of 2021, the majority of the loans in 2017-D were sold into 2021-C and the Class A notes were redeemed. Based on the structure of the transaction the Company does not consolidate 2021-C under U.S. GAAP.

The Company's secured borrowings carry no provision for a step-up in interest rate on any of the Class B notes, except for 2021-B.

The following table sets forth the original terms of notes from the Company's secured borrowings outstanding at March 31, 2023 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at March 31, 2023 and December 31, 2022, and the securitization cutoff date ($ in thousands):

	Balances at March 31, 2023				Balances at December 31, 2022				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$103,601	$74,096		140%	$105,387	$76,016		139%	$193,301	$156,670
2019-F	103,656	65,264		159%	105,102	66,522		158%	170,876	127,673
2020-B	105,293	68,442		154%	107,011	70,339		152%	156,468	114,534
2021-A	134,309	110,245		122%	138,006	113,929		121%	206,506	175,116
2021-B	217,382	140,868		154%	220,320	145,073		152%	287,882	215,912
	$664,241	$458,915	(1)	145%	$675,826	$471,879	(1)	143%	$1,015,033	$789,905

(1)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $4.3 million and $4.7 million as of March 31, 2023 and December 31, 2022.
Notes

2024 Notes (Convertible Senior Notes)

At March 31, 2023 and December 31, 2022, the Company's 2024 Notes had carrying values of $103.5 million and $104.3 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of March 31, 2023, the amount by which the if-converted value falls short of the principal value for the entire series is $56.1 million.

At March 31, 2023, the outstanding aggregate principal amount of the 2024 Notes was $103.5 million, and discount and deferred expenses were $0.1 million. At December 31, 2022, the outstanding aggregate principal amount of the 2024 Notes was $104.5 million, and discount and deferred expenses were $0.3 million. During the three months ended March 31, 2023, the Company recognized interest expense on its outstanding 2024 Notes of $2.1 million, which includes $0.2 million of amortization of discount and deferred expenses. During the three months ended March 31, 2022, the Company recognized

The accompanying notes are an integral part of the consolidated interim financial statements.

interest expense on its outstanding convertible 2024 Notes of $2.1 million, which includes $0.2 million of amortization of discount and deferred expenses. The effective interest rates of the 2024 Notes for the three months ended March 31, 2023 and March 31, 2022 were 8.01% and 8.07%, respectively.

During the first quarter of 2023, the Company completed a repurchase of $1.0 million aggregate principal of its 2024 Notes for a total purchase price of $1.0 million. There were no 2024 Notes repurchases during the first quarter of 2022.

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

2027 Notes (Unsecured Notes)

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and are included in the Company's liabilities in its consolidated balance sheet at March 31, 2023. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes.

At March 31, 2023, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $3.7 million. At December 31, 2022, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $4.0 million. During the three months ended March 31, 2023, the Company recognized interest expense on the 2027 Notes of $2.6 million, which includes $0.2 million of amortization of discount and deferred expenses. The effective interest rate for the 2027 Notes for the three months ended March 31, 2023 was 9.89%.

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table summarizes the Company's long term maturities ($ in thousands):

		As of March 31, 2023
Year	Debt instrument	Long-term maturities
2024	2024 Notes (Convertible Senior Notes)	$103,516
2025		$—
2026		$—
2027	2027 Notes (Unsecured Notes)	$110,000
2028		$—

Note 10 — Related Party Transactions

The Company’s consolidated statements of operations included the following significant related party transactions ($ in thousands):

			Three months ended March 31,
Transaction	Consolidated Statement of Operations location	Counterparty	2023	2022
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$4,570	$7,220
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$1,860	$2,091
Management fee	Related party expense – management fee	Manager	$1,828	$2,293
Affiliate loan interest income	Interest income	Servicer	$65	$67
Income from equity investment	Loss from investments in affiliates	AS Ajax E LLC	$11	$3
Income/(loss) from equity investment	Loss from investments in affiliates	Manager	$2	$(41)
Loss from joint venture re-securitization on beneficial interests	Loss on joint venture refinancing on beneficial interests	2018-D and -G	$—	$(3,973)
Loss from equity investment	Loss from investments in affiliates	Loan pool LLCs	$(10)	$(8)
Loss from equity investment	Loss from investments in affiliates	Servicer	$(67)	$(93)
(Loss)/income from equity investment	Loss from investments in affiliates	Gaea	$(243)	$42
Loss from joint venture re-securitization on beneficial interests	Loss on joint venture refinancing on beneficial interests	2019-H	$(995)	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

			As of March 31, 2023
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$135,614
Receivables from Servicer	Receivable from servicer	Servicer	$9,622
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$6,043
Management fee payable	Management fee payable	Manager	$1,826
Affiliate loan purchase	Mortgage loans held-for-investment, net	Servicer	$158
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$92
Payable to Servicer	Accrued expenses and other liabilities	Servicer	$6

			As of December 31, 2022
Transaction	Consolidated Balance Sheet location	Counterparty	Amount
Investment in beneficial interests	Investment in beneficial interests	Various non-consolidated joint ventures	$134,552
Receivables from Servicer	Receivable from servicer	Servicer	$7,450
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$1,869
Management fee payable	Management fee payable	Manager	$1,720
Purchase of mortgage loans	Mortgage loans held-for-investment, net	Loan pool LLC	$270
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$101
Payable to Servicer	Accrued expenses and other liabilities	Servicer	$6

The Company acquires debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issue senior notes and beneficial interests and in certain transactions, the joint ventures also issue subordinated notes. As of March 31, 2023, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $146.5 million, $73.9 million and $135.6 million, respectively. As of December 31, 2022, the investments in debt securities AFS and beneficial interests were carried on the Company's consolidated balance sheet at $257.1 million and $134.6 million, respectively.

During February 2023, the Company purchased one residential RPL from the Servicer for $0.2 million with UPB of $0.2 million and collateral value of $0.4 million. The loans are included in Mortgage loans held-for-investment, net on the Company's consolidated balance sheets.

During January 2023, the Company contributed an additional $0.7 million equity interest in GAFS. As of March 31, 2023 and December 31, 2022, the Company's ownership of GAFS was 9.6% and 8.0%, respectively. The Company accounts for its investment using the equity method.

During the first quarter of 2023, the Company re-securitized 2019-E, -G and -H to form 2023-A. The re-securitization resulted in the Company recognizing a loss of $1.0 million on joint venture refinancing related to its beneficial interest investment in 2019-H. Although the Company continues to own approximately the same interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interest in 2023-A and cash received from the sale of the underlying loans in 2023-A. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected current cash proceeds at redemption.

The accompanying notes are an integral part of the consolidated interim financial statements.

During the first quarter of 2022, the Company recognized a loss of $4.0 million in loss on joint venture refinancing on beneficial interests. The Company re-securitized 2018-D and -G which formed 2022-A. Although the Company continues to own approximately the same interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interest in 2022-A and cash received from the sale of the underlying loans in 2022-A. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected current cash proceeds at redemption.

On December 9, 2021, the Company became a party to a promissory note with the Servicer under which the Servicer can borrow up to $3.5 million on a revolving line of credit from the Company. Interest on the arrangement accrues at 7.2% annually. On December 14, 2022, the Servicer exchanged 361,912 of the Company's shares of common stock to paydown $2.8 million of the outstanding debt. At March 31, 2023, the amount outstanding on the note and interest was zero.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the sale of REO properties from certain of the Company’s joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At March 31, 2023, and December 31, 2022, the Company had $6.0 million and zero advances outstanding to the Servicer. Interest on the arrangement accrues at 7.2% annually.

During November 2019 and January 2022, Gaea completed two private capital raises and has raised a total of $96.3 million and issued 6,247,794 shares of its common stock and warrants to third parties to advance its investment strategy. The Company has a total investment of $25.5 million in Gaea and has received 1,704,436 shares of common stock and 371,103 warrants. At both March 31, 2023 and December 31, 2022, the Company owned approximately 22.0% of Gaea with third party investors owning the remaining 78.0%. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. During the year ended December 31, 2020, one of the loan pool LLCs sold its remaining loans. Also, during the year ended December 31, 2022, another one of the loan pool LLCs sold its remaining loans to the Company for a purchase price of $0.3 million and UPB of $0.4 million. At both March 31, 2023 and December 31, 2022, the Company’s ownership interest was approximately 40.0% in one loan pool LLC managed by the Servicer. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and other residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At both March 31, 2023 and December 31, 2022, the Company’s ownership interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

Management Agreement

The Company is a party to the Third Amended and Restated Management Agreement with the Manager, as amended, which expires on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the Manager. The base management fee equals 1.5% of the Company's stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, per annum and calculated and payable quarterly in arrears. Also, under the First Amendment to the Third Amended and Restated Management Agreement with the Manager, which has an effective date of March 1, 2023, the Company's quarterly base management fee will include, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company's preferred stock.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock paid out of taxable income and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock paid out of taxable income, special cash dividends on its common stock paid out of taxable income and increase in book value within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee is payable in shares of the Company’s common stock at its discretion and any until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company's common stock and 80% of the remaining incentive fee is payable in cash. Notwithstanding the foregoing, the Company may elect to pay the incentive fee entirely in cash at its discretion. During the three months ended March 31, 2023, the Company did not record an incentive fee payable to the Manager. Comparatively, during the three months ended March 31, 2022, the Company recorded an incentive fee of $0.1 million.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base management fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. The Company recognized a base management fee to the Manager for the three months ended March 31, 2023 of $1.8 million, of which zero was settled in shares of its common stock. Comparatively, for the three months ended March 31, 2022, the Company recognized base management fee of $2.3 million, of which 39,558 were settled in shares of its common stock in satisfaction of a component of the base management fee for the fourth quarter of 2021 that was approved by the Board during the first quarter of 2022.

During the three months ended March 31, 2023, the Company recorded no incentive fee. Comparatively, during the three months ended March 31, 2022, the Company recorded an incentive fee of $0.1 million of which none was settled in shares of its common stock.

Additionally, each of the Company’s independent directors received an annual retainer of $140,000, payable quarterly, 50% of which is payable in shares of the Company's common stock and 50% in cash. The chairpersons of the Compensation and Corporate Governance committees each received an annual retainer of $15,000, payable quarterly, 100% in cash. The chairperson of the Audit committee received an annual fee of $20,000, payable quarterly, 100% in cash.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the three months ended March 31,
	2023		2022
	Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized
Independent director fees	13,020	$88	7,765	$88
Management fees	—	—	39,558	—	(1)
Totals	13,020	$88	47,323	$88

(1)Management fees for the three months ended March 31, 2022, were fully expensed during the fourth quarter of 2021, the period in which the services were provided. However, the shares associated with these services were approved and issued by the Board during the first quarter of 2022.

The accompanying notes are an integral part of the consolidated interim financial statements.

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. The Company granted 3,000 shares of its common stock in the three months ended March 31, 2023, which have vesting periods of four years. Comparatively, the Company granted 22,765 shares of its common stock to employees of its Manager and Servicer in the three months ended March 31, 2022, which have vesting periods of up to four years. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

Each independent member of the Company's Board of Directors is issued a restricted stock award of 2,000 shares of the Company’s common stock upon joining the Board. Additionally, the Company may issue grants of its shares of common stock from time to time to its directors.

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth in the table below:

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Three months ended March 31, 2022
December 31, 2021 outstanding unvested share grants	228,365		$12.00	8,000		$12.60
Shares vested	—		—	—		—
Shares forfeited	(17,335)		11.93	—		—
Shares granted	22,765		11.42	—		—
March 31, 2022 outstanding unvested share grants	233,795	(1)	$11.95	8,000	(2)	$12.60

(1)Weighted average remaining life of unvested shares for employee and service provider grants at March 31, 2022 is 2.5 years.
(2)Weighted average remaining life of unvested shares for director grants at March 31, 2022 is 0.1 years.

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Three months ended March 31, 2023
December 31, 2022 outstanding unvested share grants	310,262		$10.98	—		$—
Shares vested	(28,515)		11.44	—		—
Shares forfeited	(5,668)		10.30	—		—
Shares granted	3,000		7.34	25,000		7.15
March 31, 2023 outstanding unvested share grants	279,079	(1)	$10.90	25,000	(2)	$7.15

(1)Weighted average remaining life of unvested shares for employee and service provider grants at March 31, 2023 is 2.2 years.
(2)Weighted average remaining life of unvested shares for director grants at March 31, 2023 is 1.9 years.

The following table presents the expenses for the Company's restricted stock plan ($ in thousands):

	Three months ended March 31,
	2023	2022
Restricted stock grants	$517	$225
Director grants	7	25
Total expenses for plan grants	$524	$250

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

For the three months ended March 31, 2023, the Company had consolidated taxable income of $1.8 million and income tax expense of $0.1 million. For the three months ended March 31, 2022, the Company had consolidated taxable income of $11.2 million and income tax benefit of $26 thousand. As of March 31, 2023 and 2022, the Company recognized a deferred tax asset of $0.5 million and $0.7 million, respectively.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net (loss)/income attributable to common stockholders	$(7,941)	22,920,943		$3,586	22,922,316
Allocation of loss/(earnings) to participating restricted shares	111	—		(43)	—
Consolidated net (loss)/income attributable to unrestricted common stockholders	$(7,830)	22,920,943	$(0.34)	$3,543	22,922,316	$0.15
Effect of dilutive securities(1,2,3)
Diluted EPS
Consolidated net (loss)/income attributable to common stockholders and dilutive securities	$(7,830)	22,920,943	$(0.34)	$3,543	22,922,316	$0.15

(1)The Company's outstanding warrants for an additional 1,950,672 and 6,500,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the three months ended March 31, 2023 and 2022 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the three months ended March 31, 2023 and 2022 would have been anti-dilutive and have been removed from the calculation.

Note 14 — Equity

Common Stock

As of March 31, 2023 and December 31, 2022, the Company had 23,509,446 and 23,130,956 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred Stock

The Company has outstanding shares of preferred stock which were issued to institutional accredited investors in a series of private placements during the first half of 2020. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-

The accompanying notes are an integral part of the consolidated interim financial statements.

Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock. The shares have a liquidation preference of $25.00 per share.

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. There was no repurchase of preferred stock during the three months ended March 31, 2023 and 2022.

At both March 31, 2023 and December 31, 2022, the Company had 424,949 shares of Series A preferred stock and 1,135,590 shares of Series B preferred stock outstanding. There were 25,000,000 shares, cumulative for all series, authorized as of both March 31, 2023 and December 31, 2022.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

As of both March 31, 2023 and December 31, 2022, the Company held 1,031,609 shares of treasury stock consisting of 144,658 shares received through distributions of the Company's shares previously held by its Manager, 361,912 shares received through its Servicer and 525,039 shares acquired through open market purchases.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. The Company issued zero shares during the three months ended March 31, 2023. Comparatively, during the three months ended March 31, 2022, 9,739 shares were issued under the plan for total proceeds of approximately $0.1 million.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2023, 345,578 shares were sold under the At the Market program for total net proceeds of approximately $2.4 million. Comparatively, during the three months ended March 31, 2022, no shares were sold under the At the Market program. The Company is deploying the net proceeds to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

Accumulated Other Comprehensive Loss

The Company recognizes unrealized gains or losses on its investment in debt securities AFS as components of other comprehensive loss. Additionally, other comprehensive loss includes unrealized gains or losses associated with the transfer of the Company's investment in debt securities from AFS to HTM. These amounts are subsequently amortized from other comprehensive loss into earnings over the same period as the related unamortized discount. Total accumulated other comprehensive loss on the Company’s balance sheet at March 31, 2023 and December 31, 2022 was as follows ($ in thousands):

Investments in securities:	March 31, 2023	December 31, 2022
Unrealized gains on debt securities available-for-sale	$75	$—
Unrealized losses on debt securities available-for-sale	(10,929)	(25,649)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(8,909)	—
Accumulated other comprehensive loss	$(19,763)	$(25,649)

The accompanying notes are an integral part of the consolidated interim financial statements.

Non-controlling Interest

At both March 31, 2023 and December 31, 2022, the Company had non-controlling interests attributable to ownership interests for three legal entities.

At both March 31, 2023 and December 31, 2022, the Company's ownership interest is approximately 53.1% of AS Ajax E II and it consolidates the assets, liabilities, revenues and expenses of the entity.

At both March 31, 2023 and December 31, 2022, the Company's ownership interest is approximately 50.0% of 2017-D and it consolidates the assets, liabilities, revenues and expenses of the trust.

At both March 31, 2023 and December 31, 2022, the Company's ownership interest is approximately 99.9% of Great Ajax II REIT and it consolidates the assets, liabilities, revenues and expenses of the entity.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers to or from non-controlling interest ($ in thousands):

	Three months ended March 31,
	2023	2022
Decrease from the distribution of 2017-D	$—	$(819)
Change in non-controlling interest	$—	$(819)

Note 15 — Subsequent Events

Since March 31, 2023, the Company has acquired two residential RPLs in one transaction from a single seller with aggregate UPB of $0.3 million. The purchase price of the RPLs was 58.1% of UPB and 37.1% of the estimated market value of the underlying collateral of $0.4 million.

The Company has agreed to acquire, subject to due diligence, 74 residential RPLs in two transactions with aggregate UPB of $18.1 million. The purchase price of the residential RPLs is 82.9% of UPB and 54.3% of the estimated market value of the underlying collateral of $27.6 million.

On May 4, 2023, the Company’s Board of Directors declared a cash dividend of $0.20 per share to be paid on May 31, 2023 to stockholders of record as of May 15, 2023.

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
•changes in our business strategy;
•the impact of a global pandemic similar to that caused by the novel coronavirus ("COVID-19") outbreak;
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

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of (i) RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) NPLs, which are residential mortgage loans on which the most recent three payments have not been made. We may acquire RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures are structured as securitization trusts, of which we acquire debt securities and beneficial interests. We may also acquire or originate SBC loans. The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, we invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio, or, less frequently, through a direct acquisition. We own a 19.8% equity interest in our Manager and an 9.6% equity interest in the parent company of our Servicer through GA-TRS, a wholly owned subsidiary of the Operating Partnership. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

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

Our Operating Partnership, through interests in certain entities as of March 31, 2023, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of March 31, 2023, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and we have determined that we are the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At March 31, 2023, we owned approximately 22.0% of Gaea. We account for our investment in Gaea under the equity method.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of March 31, 2023 and December 31, 2022 ($ in millions):

	March 31, 2023	December 31, 2022
Residential RPLs	$856.7	$872.9
Residential NPLs	102.8	105.1
SBC loans	11.1	11.1
Real estate owned properties, net	5.1	6.3
Investments in securities available-for-sale	146.5	257.1
Investments in securities held-to-maturity	73.9	—
Investments in beneficial interests	135.6	134.6
Total mortgage related assets	$1,331.7	$1,387.1

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

In February, March and May 2023, the U.S. Federal Reserve (the "Fed") raised its benchmark federal-funds rate by a quarter of a percentage point for a year to date increase of 0.75 points. The Fed signaled that further rate increases are possible over the course of the year in response to the elevated level of inflation in the United States. Although inflation has eased somewhat over the past few months, it is still unclear how much the Fed will further increase interest rates to bring inflation down to its 2.00% target. According to Freddie Mac, the 30-year fixed rate mortgage rate increased to an average of 6.28% for the week of April 6, 2023, from 4.67% for the year earlier period.(1)

Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans.

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
•borrowers that purchased or refinanced in 2020 and 2021 have record low interest rates and will be unlikely to trade up in the current interest rate environment leading to lower inventory for first time buyers and a smaller population of move up buyers; and
•the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets.

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

(1)Freddie Mac Primary Mortgage Market Survey, U.S. weekly averages as of April 6, 2023 and as of March 31, 2022.

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

COVID-19 Pandemic. While lock downs and restrictions from the pandemic have ended, the effects of the pandemic on inflation and resulting increase in interest rates have contributed to a substantial dislocation in the credit markets. A return to any COVID-19 pandemic like restriction could also negatively impact our business if the reactions of federal, state and local governments caused additional disruption in the capital markets and in housing.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, and other subjective assessments. In particular, we have identified six policies that, due to the judgment and estimates inherent in those policies, are critical to understanding our consolidated financial statements. These policies relate to (i) the allowance for credit losses, (ii) accounting for Interest income on our mortgage loan portfolio; (iii) accounting for Investments in securities available-for-sale ("AFS") and Investments in securities held-to-maturity ("HTM"); (iv) accounting for Investments in beneficial interests; (v) accounting for Interest expense on our secured borrowings, repurchase facilities, 2024 Notes and 2027 Notes; and (vi) fair values. We believe that the judgment and estimates used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments or estimates could result in material differences in our results of operations or financial condition. For further information, please refer to the Critical Accounting Policies and Estimates in our Form 10-K for our calendar year ended December 31, 2022, as there have been no changes to these policies.

Recent Accounting Pronouncements

Refer to the notes to our interim financial statements for a description of relevant recent accounting pronouncements.

Results of Operations

Quarter Overview

Key items for the three months ended March 31, 2023 include:

•Interest income of $18.5 million; net interest income of $3.5 million
•Net loss attributable to common stockholders of $(7.9) million
•Operating loss of $(2.1) million
•Earnings per share ("EPS") per basic common share was a loss of $(0.34)
•Operating loss per basic common share of $(0.09)
•Taxable income of $0.05 per share attributable to common stockholders after payment of dividends on our preferred stock
•Book value per common share of $12.58 at March 31, 2023
•Refinanced three joint ventures with $205.1 million in unpaid principal balance ("UPB") of mortgage loans with collateral values of $497.4 million and retained $16.1 million of varying classes of related securities issued by the joint venture and sold a single debt security with a carrying value of $30.2 million to end the quarter with $356.0 million of investments in debt securities and beneficial interests
•Collected total cash of $43.6 million, from loan payments, sales of REO and collections from investments in debt securities and beneficial interests
•Held $49.4 million of cash and cash equivalents at March 31, 2023; average daily cash balance for the quarter was $50.9 million
•As of March 31, 2023, approximately 81.3% of portfolio based on acquisition UPB made at least 12 out of the last 12 payments

We generated a consolidated net loss attributable to common stockholders under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP") for the three months ended March 31, 2023 of $(7.9) million or $(0.34) per common share after preferred dividends, and Operating loss of $(2.1) million or $(0.09) per common share. Operating income is a non-GAAP financial measure which adjusts GAAP earnings by removing gains and losses as well as certain other non-core income and expenses and preferred dividends. We consider Operating income a useful measure for comparing the results of our ongoing operations over multiple quarters. Comparatively, our GAAP consolidated net income attributable to common stockholders for the three months ended March 31, 2022 was $3.6 million, or $0.15 per common share, and Operating income was $9.0 million, or $0.39 per common share.

At March 31, 2023, our book value decreased to $12.58 per common share from $13.00 at December 31, 2022, driven by dividends on our common stock of $5.9 million and the year to date net loss attributable to common stockholders of $7.9 million, partially offset by the effect of mark to market gain adjustments of $3.9 million on our investments in debt securities.

Table 1: Results of Operations

	Three months ended March 31,
($ in thousands)	2023	2022
INCOME
Interest income	$18,456	$23,212
Interest expense	(14,925)	(8,606)
Net interest income	3,531	14,606
Net decrease in the net present value of expected credit losses	621	3,978
Net interest income after the impact of changes in the net present value of expected credit losses	4,152	18,584
Loss from investments in affiliates	(98)	(63)
Loss on joint venture refinancing on beneficial interests	(995)	(3,973)
Other (loss)/income	(2,519)	423
Total revenue, net	540	14,971
EXPENSE
Related party expense – loan servicing fees	1,860	2,091
Related party expense – management fee	1,828	2,293
Professional fees	934	345
Fair value adjustment on put option liability	1,622	3,200
Other expense	1,614	1,437
Total expense	7,858	9,366
Gain on debt extinguishment	(47)	—
(Loss)/income before provision for income taxes	(7,271)	5,605
Provision for income taxes (benefit)	93	(26)
Consolidated net (loss)/income	(7,364)	5,631
Less: consolidated net income attributable to the non-controlling interest	30	96
Consolidated net (loss)/income attributable to the Company	(7,394)	5,535
Less: dividends on preferred stock	547	1,949
Consolidated net (loss)/income attributable to common stockholders	$(7,941)	$3,586
Basic (loss)/earnings per common share	$(0.34)	$0.15
Diluted (loss)/earnings per common share	$(0.34)	$0.15

	Three months ended March 31,
($ in thousands)	2023	2022
Reconciliation of consolidated net (loss)/income attributable to common stockholders to consolidated operating (loss)/income
Consolidated net (loss)/income attributable to common stockholders	$(7,941)	$3,586
Dividends on preferred stock	(547)	(1,949)
Consolidated net (loss)/income attributable to the Company	(7,394)	5,535
Provision for income taxes (benefit)	(93)	26
Consolidated net income attributable to the non-controlling interest	(30)	(96)
(Loss)/income before provision for income taxes	(7,271)	5,605
Loss on joint venture refinancing on beneficial interests	(995)	(3,973)
Realized loss on sale of securities	(2,974)	—
Net decrease in the net present value of expected credit losses	621	3,978
Fair value adjustment on put option liability	(1,622)	(3,200)
Other adjustments	(162)	(232)
Consolidated operating (loss)/income	$(2,139)	$9,032
Basic operating (loss)/income per common share	$(0.09)	$0.39
Diluted operating (loss)/income per common share	$(0.09)	$0.36

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Our gross interest income excluding the impact of credit losses decreased to $18.5 million for the three months ended March 31, 2023 from $23.2 million for the three months ended March 31, 2022 primarily due to lower average balances of our mortgage loan and debt security portfolios.

Interest expense for the three months ended March 31, 2023 increased to $14.9 million from $8.6 million for the three months ended March 31, 2022 due to increases in the interest rate on our borrowings on repurchase lines of credit.

Net interest income after recording the impact of the net present value of decreases in expected credit losses decreased to $4.2 million for the three months ended March 31, 2023 from $18.6 million for the three months ended March 31, 2022 primarily as a result of higher interest expense and a net $0.6 million impact of the net decrease in the net present value of expected credit losses for the three months ended March 31, 2023 compared to a $4.0 million decrease for the three months ended March 31, 2022. Of the $0.6 million for the three months ended March 31, 2023, the total $0.6 million relates to the net decrease in the net present value of expected credit losses on our mortgage loan portfolio. Comparatively, of the $4.0 million for the three months ended March 31, 2022, $3.6 million related to our mortgage loan portfolio and $0.4 million to our investments in beneficial interests.

During the three months ended March 31, 2023, we collected $43.6 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $85.3 million for the three months ended March 31, 2022.

The interest income detail for the three months ended March 31, 2023 and 2022 are included in the table below ($ in thousands):

Table 2: Interest Income Detail

	Three months ended March 31,
	2023	2022
Accretable yield recognized on RPL, NPL and SBC loans	$13,281	$16,186
Interest income on debt securities	2,486	2,763
Accretable yield recognized on beneficial interests	2,083	4,103
Other interest income	91	123
Bank interest income	515	37
Interest income	$18,456	$23,212
Net decrease in the net present value of expected credit losses	621	3,978
Interest income after the impact of changes in the net present value of expected credit losses	$19,077	$27,190

The average carrying balance of our mortgage loan portfolio decreased for the three months ended March 31, 2023 versus the comparative period in 2022 primarily due to continued prepayments of our mortgage loan portfolio and fewer acquisitions. The average carrying balances of our debt securities, beneficial interests and debt outstanding decreased for the three months ended March 31, 2023 versus the comparative period in 2022 as paydowns and sales outpaced acquisitions. The average carrying balances for our portfolio are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended March 31,
	2023	2022
Average mortgage loan portfolio	$980,671	$1,083,757
Average carrying value of debt securities	$266,899	$351,566
Average carrying value of beneficial interests	$134,341	$139,665
Total average asset backed debt	$897,279	$1,099,142

Loss from Equity Method Investments

We recorded losses from our investments in our Manager and Servicer of $0.1 million for both the three months ended March 31, 2023 and 2022. We account for our investments in our Manager and our Servicer using the equity method of accounting. We recorded a loss of $34 thousand and income of $0.1 million in our other equity method investments for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, we contributed an additional $0.7 million equity interest in Great Ajax FS LLC ("GAFS") to increase our total ownership of GAFS to $2.7 million, or 9.6%.

During the three months ended March 31, 2022, we invested an additional $6.1 million in Gaea to increase our total investment to $25.5 million, or 22.2% of total shares outstanding. In addition to common stock, we received 371,103 warrants to purchase additional shares at $16.41 per share for a two year period following the date that the common stock commences trading on a trading market.

Loss on Joint Venture Refinancing on Beneficial Interests

During the three months ended March 31, 2023, we recorded a $1.0 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment on the partial redemption of our beneficial interests in Ajax Mortgage Loan Trust 2019-H ("2019-H"), which became a realized loss when the transaction closed in February 2023. The 2019-H trust, along with Ajax Mortgage Loan Trusts 2019-E and 2019-G, were re-securitized and the underlying mortgage loans were used to form Ajax Mortgage Loan Trust 2023-A ("2023-A"). Although we continue to own approximately the same interest in the underlying mortgage loans and related cash flows, we account for our beneficial interests as legal securities and recorded a loss on the transaction as a result. The beneficial interests were exchanged for a combination of the beneficial interest in 2023-A and cash received from the sale of the underlying loans to 2023-A.

Comparatively, during the three months ended March 31, 2022, we recorded a $4.0 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment on the partial redemption of our beneficial interests in Ajax Mortgage Loan Trusts 2018-D and 2018-G ("2018-D and -G"), which became a realized loss when the transaction closed in April 2022. The 2018-D and -G trusts were re-securitized and the underlying mortgage loans were used to form Ajax Mortgage Loan Trust 2022-A ("2022-A"). Although we continue to own approximately the same interest in the underlying mortgage loans and related cash flows, we account for our beneficial interests as legal securities and recorded a loss on the transaction as a result. The beneficial interests were exchanged for a combination of the beneficial interest in 2022-A and cash received from the sale of the underlying loans to 2022-A.

Other Loss/Income

Other loss/income decreased for the three months ended March 31, 2023 by $2.9 million from the three months ended March 31, 2022. The decrease in Other income was driven by a $3.0 million loss on the disposition of debt securities, specifically the sale of securities in 2021-NPL 1. Of the $3.0 million loss on sale, $2.2 million was already reflected in our book value calculation through Accumulated other comprehensive loss at December 31, 2022, and the additional $0.8 million loss was recognized on the sale date. A breakdown of Other loss/income is provided in the table below ($ in thousands):

Table 4: Other (Loss)/Income

	Three months ended March 31,
	2023	2022(1,2)
Other gain	$364	$439
Net gain/(loss) on sale of property held-for-sale	91	(16)
Loss on sale of securities	(2,974)	—
Total Other (loss)/income	$(2,519)	$423

(1)Includes a reclass of Late fee income, HAMP fees and Rental income to Other gain.
(2)Includes a reclass of Loss on refinancing of beneficial interests out of Other (loss)/income.

Expenses

Total expenses decreased for the three months ended March 31, 2023 over the comparable period in 2022 as a result of a decrease in our put option expense on our outstanding common stock warrants and a decrease in management fees during the three months ended March 31, 2023 due to a reduction in stockholders' equity. These were partially offset by an increase in professional fees. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended March 31,
	2023	2022(1)
Related party expense – loan servicing fees	$1,860	$2,091
Related party expense – management fee	1,828	2,293
Fair value adjustment on put option liability	1,622	3,200
Other expense	1,614	1,437
Professional fees	934	345
Total expense	$7,858	$9,366

(1)Previously presented to include Real estate operating expense as its own line item, which has now been reclassed to Other expense.

Other Expense

Other expense increased for the three months ended March 31, 2023 over the comparable periods in 2022 primarily due to an increase in employee and service provider grants, partially offset by lower travel, meals and entertainment. A breakdown of Other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended March 31,
	2023	2022(1,2)
Employee and service provider share grants	$517	$225
Insurance	262	252
Directors' fees and grants	183	201
Borrowing related expenses	130	125
Travel, meals, entertainment	127	146
Real estate operating expense	111	185
Software licenses and amortization	106	120
Taxes and regulatory expense	72	59
Other expense	55	63
Internal audit services	51	61
Total Other expense	$1,614	$1,437

(1)Includes a reclass of Real estate operating expense.
(2)Includes a reclass of Loan transaction expense and Lien release non due diligence to Other expense.

Acceleration of Put Option Settlement

During the year ended December 31, 2022, we repurchased and retired 4,549,328 warrants for our common stock in a series of repurchase transactions. The warrants were repurchased for an aggregate of $35.0 million at a price equal to the expected future put value obligation of $20.00 per warrant. The repurchase of the warrants accelerated future accretion expense on the warrant's put option of $12.3 million. The repurchase is expected to reduce future put option expense by $10.8 million annually. There was no repurchase of warrants during the three months ended March 31, 2023 and 2022.

Gain on Debt Extinguishment

During the three months ended March 31, 2023, we recorded a $47 thousand gain related to the repurchase of $1.0 million aggregate principal of our 2024 Notes. Comparatively, for the three months ended March 31, 2022, we had no repurchases of our 2024 Notes.

Discount on Retirement of Preferred Stock

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock and 1,757,010 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing discounts of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. The repurchase is expected to save us approximately $5.6 million annually in preferred dividends. There was no repurchase of preferred stock during the three months ended March 31, 2023 and 2022.

Equity and Net Book Value per Share

Our net book value per common share was $12.58 and $13.00 at March 31, 2023 and December 31, 2022, respectively. The decrease in book value was primarily due to the dividends on our common stock of $5.9 million and the year to date net loss attributable to common stockholders of $7.9 million, partially offset by the recovery of mark to market losses of $3.9 million on our investments in debt securities AFS and the amortization of $2.0 million of unrealized losses on our investments in debt securities transferred to HTM. We believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by taking equity at the balance sheet date (i) less preferred stock and non-controlling interest, (ii) adjusted for any addition for potential conversion of our 2024 Notes, divided by outstanding shares at the balance sheet date adjusted to include (i) unvested restricted stock earned but unissued and (ii) any share equivalents for our 2024 Notes or our put option liability as determined by the dilution requirements for our EPS calculation. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	March 31, 2023	December 31, 2022
Outstanding shares	23,509,446	23,130,956
Adjustments for(1):
Unvested grants of restricted stock and shares earned but not issued as of the date indicated	13,020	10,580
Settlement of put option in shares(2)	—	—
Total adjusted shares outstanding	23,522,466	23,141,536

Equity at period end(1)	$332,555	$337,465
Adjustment for equity due to preferred shares	(34,554)	(34,554)
Net adjustment for equity due to non-controlling interests	(2,133)	(2,137)
Adjusted equity	$295,868	$300,774
Book value per share	$12.58	$13.00

(1)The conversion of convertible senior notes is not included in the book value calculation as of March 31, 2023 or December 31, 2022 as it has an anti-dilutive effect on our earnings per share calculation.
(2)The settlement of the put option in shares is not included in the book value calculation as of March 31, 2023 or December 31, 2022 as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the three months ended March 31, 2023, we purchased $0.6 million of RPLs with UPB of $0.8 million at 58.8% of property value and 72.9% of UPB. Comparatively, for the three months ended March 31, 2022, we purchased no RPLs. For the three months ended March 31, 2023, we purchased no NPLs. Comparatively, for the three months ended March 31, 2022, we purchased $0.9 million of NPLs with UPB of $1.0 million at 56.7% of property value and 93.7% of UPB. For both the three months ended March 31, 2023 and 2022, we purchased no SBC loans. We ended the period with $1.0 billion for both our net mortgage loans and aggregate UPB as of March 31, 2023 and $1.1 billion for both our net mortgage loans and aggregate UPB as of March 31, 2022.

The following table shows loan portfolio acquisitions for the three months ended March 31, 2023, and 2022 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended March 31,
	2023	2022
RPLs
Count	3	—
UPB	$828	$—
Purchase price	$604	$—
Purchase price % of UPB	72.9%	—%
NPLs
Count	—	4
UPB	$—	$964

	Three months ended March 31,
	2023	2022
Purchase price	$—	$903
Purchase price % of UPB	—%	93.7%

During the three months ended March 31, 2023, 96 mortgage loans, representing 1.5% of our ending UPB, were liquidated. Comparatively, during the three months ended March 31, 2022, 225 mortgage loans, representing 4.5% of our ending UPB, were liquidated. Our loan portfolio activity for the three months ended March 31, 2023 and 2022 is presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	Three months ended March 31,
	2023		2022
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$989,084	$—	$1,080,434	$29,572
Mortgage loans acquired	604	—	903	—
Accretion recognized	13,281	—	16,185	—
Payments received on loans, net	(33,094)	—	(66,396)	—
Net reclassifications from/(to) mortgage loans held-for-sale, net	—	—	29,572	(29,572)
Reclassifications from/(to) REO	169	—	(828)	—
Decrease in net present value of expected credit losses on mortgage loans and lower of cost or market adjustment	621	—	3,624	—
Other	—	—	(18)	—
Ending carrying value	$970,665	$—	$1,063,476	$—

Table 10: Portfolio Composition

As of March 31, 2023 and December 31, 2022, our portfolios consisted of the following ($ in thousands):

March 31, 2023		December 31, 2022
No. of Loans	5,241	No. of Loans	5,331
Total UPB(1)	$1,007,497	Total UPB(1)	$1,027,511
Interest-Bearing Balance	$920,637	Interest-Bearing Balance	$939,115
Deferred Balance(2)	$86,860	Deferred Balance(2)	$88,396
Market Value of Collateral(3)	$2,131,485	Market Value of Collateral(3)	$2,186,776
Current Purchase Price/Total UPB	81.6%	Current Purchase Price/Total UPB	81.7%
Current Purchase Price/Market Value of Collateral	42.7%	Current Purchase Price/Market Value of Collateral	42.2%
Weighted Average Coupon	4.40%	Weighted Average Coupon	4.38%
Weighted Average LTV(4)	56.8%	Weighted Average LTV(4)	56.4%
Weighted Average Remaining Term (months)	292	Weighted Average Remaining Term (months)	293
No. of first liens	5,193	No. of first liens	5,282
No. of second liens	48	No. of second liens	49
RPLs	88.4%	RPLs	88.3%
NPLs	10.5%	NPLs	10.6%
SBC loans	1.1%	SBC loans	1.1%
No. of REO properties held-for-sale	32	No. of REO properties held-for-sale	39
Market Value of REO(5)	$5,612	Market Value of REO(5)	$7,437
Carrying value of debt securities and beneficial interests in trusts	$366,855	Carrying value of debt securities and beneficial interests in trusts	$417,262
Loans with 12 for 12 payments as an approximate percentage of acquisition UPB(6)	81.3%	Loans with 12 for 12 payments as an approximate percentage of acquisition UPB(6)	79.6%
Loans with 24 for 24 payments as an approximate percentage of acquisition UPB(7)	72.1%	Loans with 24 for 24 payments as an approximate percentage of acquisition UPB(7)	69.8%

(1)At March 31, 2023 and December 31, 2022, our loan portfolio consists of fixed rate (60.8% of UPB), ARM (6.7% of UPB) and Hybrid ARM (32.5% of UPB); and fixed rate (61.2% of UPB), ARM (6.8% of UPB) and Hybrid ARM (32.0% of UPB), respectively.
(2)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)As of the reporting date.
(4)UPB as of March 31, 2023 and December 31, 2022, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of March 31, 2023 and December 31, 2022, respectively ($ in thousands):

Portfolio at March 31, 2023

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	591	2,953	1,697
UPB	$127,409	$650,763	$229,325
Percent of mortgage loan portfolio by year of origination	12.6%	64.6%	22.8%
Loan Attributes:
Weighted average loan age (months)	122.6	193.9	233.2
Weighted average loan-to-value	56.0%	59.8%	48.9%
Delinquency Performance:
Current	59.2%	62.7%	61.2%
30 days delinquent	10.1%	9.9%	10.6%
60 days delinquent	4.8%	6.1%	4.7%
90+ days delinquent	17.8%	14.5%	18.2%
Foreclosure	8.1%	6.8%	5.3%

Portfolio at December 31, 2022

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	596	2,998	1,737
UPB	$129,867	$661,477	$236,167
Percent of mortgage loan portfolio by year of origination	12.6%	64.4%	23.0%
Loan Attributes:
Weighted average loan age (months)	119.3	190.9	230.3
Weighted average loan-to-value	55.2%	59.5%	48.6%
Delinquency Performance:
Current	58.4%	59.9%	58.7%
30 days delinquent	7.6%	10.2%	9.1%
60 days delinquent	0.1%	0.1%	0.5%
90+ days delinquent	27.3%	24.2%	26.6%
Foreclosure	6.6%	5.6%	5.1%

Table 12: Loans by State

The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof at March 31, 2023 and December 31, 2022 ($ in thousands):

March 31, 2023						December 31, 2022
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	700	$224,418	22.3%	$513,006	24.1%	CA	704	$226,963	22.1%	$525,595	24.0%
FL	842	170,133	16.9%	369,962	17.4%	FL	862	174,303	17.0%	376,233	17.2%
NY	350	105,271	10.4%	215,974	10.1%	NY	354	107,425	10.5%	216,384	9.9%
NJ	280	62,957	6.2%	109,924	5.2%	NJ	285	64,085	6.2%	111,284	5.1%
MD	206	48,873	4.9%	79,700	3.7%	MD	212	50,034	4.9%	84,185	3.8%
VA	174	36,494	3.6%	65,648	3.1%	VA	176	37,361	3.6%	67,647	3.1%

March 31, 2023						December 31, 2022
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
TX	331	33,268	3.3%	87,468	4.1%	TX	337	33,903	3.3%	90,805	4.2%
GA	277	32,391	3.2%	78,064	3.7%	GA	283	33,157	3.2%	80,103	3.7%
IL	192	31,901	3.2%	50,235	2.4%	IL	194	32,297	3.1%	50,732	2.3%
MA	145	29,499	2.9%	65,131	3.1%	MA	148	30,086	2.9%	67,160	3.1%
Other	1,744	232,292	23.1%	496,373	23.1%	Other	1,776	237,897	23.2%	516,648	23.6%
	5,241	$1,007,497	100.0%	$2,131,485	100.0%		5,331	$1,027,511	100.0%	$2,186,776	100.0%

(1)As of the reporting date.

Table 13: Debt Securities and Trust Certificate Acquisitions

The following table shows our debt securities and trust certificate acquisitions for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three months ended March 31,
	2023	2022
Class A securities
UPB	$9,648	$—
Purchase price(1)	$8,753	$—
Purchase price % of UPB	90.7%	—%
Class M securities
UPB	$2,112	$—
Purchase price(1)	$1,565	$—
Purchase price % of UPB	74.1%	—%
Class B securities
UPB	$4,101	$—
Purchase price(1)	$2,818	$—
Purchase price % of UPB	68.7%	—%
Trust certificates
Purchase price(1)	$3,014	$—

(1)The securities were received in exchange for our investments in Ajax Mortgage Loan Trust 2019-E, 2019-G and 2019-H for the three months ended March 31, 2023.

Liquidity and Capital Resources

Source and Uses of Cash

Our primary sources of cash have consisted of proceeds from our securities offerings, our secured borrowings, repurchase agreements, principal and interest payments on our loan portfolio, principal paydowns on securities, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include secured borrowings, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities). We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs. We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, dividend payments, and working capital, to the extent not funded by cash provided by operating activities. However, we expect market events, including inflation and the related Federal Reserve bank actions, may adversely impact our future operating cash flows due to the inability of some of our borrowers to make scheduled payments on time or at all, and through increased interest rates on secured borrowings and repurchase lines of credit. From time to time, we may invest with third parties and acquire interests in loans and other real estate assets through investments in joint ventures using special purpose entities that can result in investments available-for-sale, investments held-to-maturity and investments in beneficial interests, which are included on our consolidated balance sheet.

As of March 31, 2023 and December 31, 2022, substantially all of our invested capital was in RPLs, NPLs, SBC loans, debt securities, and beneficial interests. We also held approximately $49.4 million of cash and cash equivalents, an increase of $1.6 million from our balance of $47.8 million at December 31, 2022. Our average daily cash balance during the quarter was $50.9 million, an increase of $3.7 million from our average daily cash balance of $47.2 million during the three months ended December 31, 2022.

Our collections of principal and interest payments on mortgages and securities, and payoffs and proceeds on the sale of our property held-for-sale were $43.6 million and $85.3 million, respectively, for the three months ended March 31, 2023 and 2022.

Three Month Operating, Investing and Financing Cash Flows

Our operating cash outflows for the three months ended March 31, 2023 were $16.8 million. Our operating cash outflows for the three months ended March 31, 2022 were $11.1 million. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $11.6 million and $12.0 million for the three months ended March 31, 2023 and 2022, respectively. Non-cash interest income accretion on our mortgage loans was $1.7 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively. Interest income on beneficial interests was $2.1 million and $4.2 million during the three months ended March 31, 2023 and 2022, respectively. Interest income on debt securities was $2.5 million and $2.8 million during the three months ended March 31, 2023 and 2022, respectively.

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

For the three months ended March 31, 2023, our investing cash inflows of $63.5 million were driven by proceeds from refinancing and sale of our debt securities of $29.4 million, principal and interest collections on our securities of $29.0 million and principal payments on and payoffs of our mortgage loan portfolio of $21.5 million, partially offset by the purchase of securities of $16.3 million, the contribution of an additional $0.7 million equity interest in our GAFS affiliate and acquisitions of our mortgage loans of $0.6 million. For the three months ended March 31, 2022, our investing cash inflows of $69.0 million were primarily driven by principal payments on and payoffs of our mortgage loan portfolio of $54.4 million, principal payments on and payoffs of our debt securities and beneficial interests of $21.2 million, partially offset by the purchase of additional shares of common stock in our Gaea affiliate of $6.1 million and acquisitions of our mortgage loans of $0.9 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and debt securities. We fund our mortgage loan pools primarily through secured borrowings and repurchase agreements and we fund our debt securities primarily through repurchase agreements. For the three months ended March 31, 2023, we had net financing cash outflows of $45.1 million primarily driven by repayments of $40.6 million on repurchase transactions and pay downs of existing debt obligations of $13.0 million on secured borrowings, partially offset by additional borrowing through repurchase transactions of $13.4 million. For the three months ended March 31, 2022, we had net cash outflows from financing activities of $71.7 million primarily driven by pay downs of existing debt obligations of $39.4 million on secured borrowings and repayments of $29.5 million on repurchase transactions, partially offset by additional borrowing through repurchase transactions of $6.0 million. For the three months ended March 31, 2023 and 2022, we paid $6.5 million and $8.9 million, respectively, in combined dividends and distributions.

Financing Activities — Equity Offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of March 31, 2023, we held 1,031,609 shares of treasury stock consisting of 144,658 shares received through distributions of our shares previously held by our Manager, 361,912 shares received through our Servicer and 525,039 shares acquired through open market purchases. As of March 31, 2022, we held 157,776 shares of treasury stock consisting of 108,092 shares received through distributions of our shares previously held by our Manager and 48,464 shares acquired through open market purchases.

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock and 1,757,010 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing discounts of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. The repurchase is expected to save us approximately $5.6 million annually in preferred dividends. Also, during the year ended December 31, 2022, we repurchased and retired 4,549,328 of our outstanding warrants for $35.0 million, resulting in the acceleration of $12.3 million of accretion expense, which will result in less accretion expense in future periods. There was no repurchase of preferred stock and warrants during the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2023, we sold 345,578 shares of common stock for proceeds, net of issuance costs of $2.4 million under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. Comparatively, during the three months ended March 31, 2022, we did not sell any shares of common stock under our At the Market program. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings, 2024 Notes and 2027 Notes

Secured Borrowings

From our inception (January 30, 2014) to March 31, 2023, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See "Table 18: Investments in Joint Ventures"), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at March 31, 2023. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at March 31, 2023.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allows us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at March 31, 2023. Our rated secured borrowings are designated in the table below.

At March 31, 2021, our 2017-D secured borrowing contained Class A notes and Class B certificates representing the residual interests in the mortgages held within the securitization trusts subsequent to repayment of the Class A debt. We had retained 50.0% of both the Class A notes and Class B certificates from 2017-D; and the assets and liabilities were included on our consolidated balance sheets. During the second quarter of 2021, the majority of the loans in 2017-D were sold into 2021-C and the Class A notes were redeemed. Based on the structure of the transaction we do not consolidate 2021-C under U.S. GAAP.

Our secured borrowings carry no provision for a step-up in interest rate on any of the Class B notes, except for 2021-B.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at March 31, 2023 at their respective cutoff dates:

Table 14: Secured Borrowings

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Rated
Ajax Mortgage Loan Trust 2019-D/ July 2019	July 25, 2027	Class A-1 notes due 2065	$140.4 million	2.96%
	July 25, 2027	Class A-2 notes due 2065	$6.1 million	3.50%
	July 25, 2027	Class A-3 notes due 2065	$10.1 million	3.50%
	July 25, 2027	Class M-1 notes due 2065(1)	$9.3 million	3.50%
	None	Class B-1 notes due 2065(2)	$7.5 million	3.50%
	None	Class B-2 notes due 2065(2)	$7.1 million	variable(3)
	None	Class B-3 notes due 2065(2)	$12.8 million	variable(3)
		Deferred issuance costs	$(2.7) million	—%

Rated
Ajax Mortgage Loan Trust 2019-F/ November 2019	November 25, 2026	Class A-1 notes due 2059	$110.1 million	2.86%
	November 25, 2026	Class A-2 notes due 2059	$12.5 million	3.50%
	November 25, 2026	Class A-3 notes due 2059	$5.1 million	3.50%
	November 25, 2026	Class M-1 notes due 2059(1)	$6.1 million	3.50%
	None	Class B-1 notes due 2059(2)	$11.5 million	3.50%
	None	Class B-2 notes due 2059(2)	$10.4 million	variable(3)
	None	Class B-3 notes due 2059(2)	$15.1 million	variable(3)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2020-B/ August 2020	July 25, 2027	Class A-1 notes due 2059	$97.2 million	1.70%
	July 25, 2027	Class A-2 notes due 2059	$17.3 million	2.86%
	July 25, 2027	Class M-1 notes due 2059(1)	$7.3 million	3.70%
	None	Class B-1 notes due 2059(2)	$5.9 million	3.70%
	None	Class B-2 notes due 2059(2)	$5.1 million	variable(3)
	None	Class B-3 notes due 2059(2)	$23.6 million	variable(3)
		Deferred issuance costs	$(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2021-A/ January 2021	January 25, 2029	Class A-1 notes due 2065	$146.2 million	1.07%
	January 25, 2029	Class A-2 notes due 2065	$21.1 million	2.35%
	January 25, 2029	Class M-1 notes due 2065(1)	$7.8 million	3.15%
	None	Class B-1 notes due 2065(2)	$5.0 million	3.80%
	None	Class B-2 notes due 2065(2)	$5.0 million	variable(3)
	None	Class B-3 notes due 2065(2)	$21.5 million	variable(3)
		Deferred issuance costs	$(2.5) million	—%

Non-rated
Ajax Mortgage Loan Trust 2021-B/ February 2021	August 25, 2024	Class A notes due 2066	$215.9 million	2.24%

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
	February 25, 2025	Class B notes due 2066(2)	$20.2 million	4.00%
		Deferred issuance costs	$(4.3) million	—%

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

2024 Notes (Convertible Senior Notes)

During 2017 and 2018, we completed the public offer and sale of our 2024 Notes, in three separate offerings which form a single series of fungible securities. At March 31, 2023 and December 31, 2022, the UPB of the debt was $103.5 million and $104.5 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

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
The following table presents summarized financial information for the Guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Table 15: Summary of Issuer and Guarantor Financial Statements

	March 31, 2023	December 31, 2022
Total assets	$422,802	$455,096

Borrowings under repurchase transactions	182,805	206,872
Convertible senior notes and notes payable, net	209,708	210,302
Other liabilities	44,592	46,401
Total liabilities	437,105	463,575

Total equity (deficit)	(14,303)	(8,479)
Total liabilities and equity	$422,802	$455,096

Three months ended
March 31, 2023
Total loss on revenue, net	$(4,615)

Management fees and loan servicing fees	1,512
Other expenses	3,932
Consolidated loss attributable to the Company	(10,059)
Less: dividends on preferred stock	547
Consolidated net loss attributable to common stockholders	$(10,606)

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

A summary of our outstanding repurchase transactions at March 31, 2023 and December 31, 2022 is as follows ($ in thousands):

Table 16: Repurchase Transactions by Maturity Date

	March 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$103,276	$146,400	6.42%
A Bonds	April 3, 2023	12,112	17,645	6.09%
	April 21, 2023	23,854	30,485	6.17%
	April 26, 2023	27,656	37,078	6.60%
	May 3, 2023	11,879	15,446	5.97%
	May 22, 2023	2,107	3,406	6.17%
B Bonds	April 26, 2023	2,943	5,176	7.00%
	May 3, 2023	3,627	6,408	6.77%
	May 22, 2023	4,306	7,505	6.77%
	June 13, 2023	12,713	19,999	6.91%
	June 22, 2023	713	798	6.37%
M Bonds	May 3, 2023	292	519	6.12%
	May 22, 2023	1,074	1,935	6.37%
Nomura - bonds(1)		$36,142	$54,675	6.37%
A Bonds	May 15, 2023	6,400	9,366	6.31%
	June 23, 2023	11,853	17,506	6.37%

	March 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	June 30, 2023	7,272	9,664		5.96%
B Bonds	May 15, 2023	5,784	9,586		6.71%
	June 23, 2023	3,790	6,436		6.77%
M Bonds	June 30, 2023	1,043	2,117		6.29%
JP Morgan - bonds(1)		$58,474	$86,109		6.13%
A Bonds	June 2, 2023	10,610	14,205		6.16%
	September 19, 2023	20,778	28,219		6.30%
B Bonds	April 21, 2023	1,616	2,652		6.31%
	May 1, 2023	6,574	11,052		6.34%
M Bonds	April 11, 2023	15,086	22,664		5.70%
	June 2, 2023	501	894		6.39%
	July 24, 2023	3,309	6,423		6.42%
JP Morgan - loans(2)	July 10, 2023	$11,750	$17,564		7.40%
Nomura - loans(3)	October 5, 2023	$209,011	$284,755		7.21%
Totals/weighted averages		$418,653	$589,503	(4)	6.79%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of March 31, 2023.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of March 31, 2023 was $150.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of March 31, 2023 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on our balance sheet for GAAP as of March 31, 2023.

	December 31, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$126,458	$181,667	6.10%
A Bonds	January 3, 2023	12,345	18,399	5.33%
	January 20, 2023	47,591	64,692	5.76%
	April 26, 2023	27,655	37,216	6.60%
	May 3, 2023	11,879	15,535	5.97%
	May 22, 2023	2,107	3,421	6.17%
B Bonds	March 13, 2023	12,639	20,755	6.45%
	April 26, 2023	2,943	5,174	7.00%
	May 3, 2023	3,627	6,405	6.77%
	May 22, 2023	4,306	7,606	6.77%
M Bonds	May 3, 2023	292	521	6.12%
	May 22, 2023	1,074	1,943	6.37%
Nomura - bonds(1)		$35,742	$55,303	6.02%
A Bonds	January 12, 2023	3,910	5,458	5.32%
	February 14, 2023	6,481	9,818	5.81%
	February 24, 2023	3,795	5,178	6.05%
	March 23, 2023	11,186	17,202	6.08%
B Bonds	February 14, 2023	5,619	9,542	6.24%
	February 24, 2023	1,054	1,689	6.45%
	March 23, 2023	3,697	6,416	6.48%
Goldman Sachs - bonds(1)		$3,102	$4,044	5.58%
A Bonds	January 13, 2023	3,102	4,044	5.58%

	December 31, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
JP Morgan - bonds(1)		$56,656	$82,071		5.59%
A Bonds	March 7, 2023	11,103	14,836		5.62%
	March 24, 2023	22,131	30,215		5.41%
B Bonds	February 3, 2023	7,846	13,583		5.86%
M Bonds	March 7, 2023	490	893		5.85%
	April 11, 2023	15,086	22,544		5.70%
JP Morgan - loans(2)	July 10, 2023	$11,750	$17,839		6.90%
Nomura - loans(3)	October 5, 2023	$212,147	$292,415		6.65%
Totals/weighted averages		$445,855	$633,339	(4)	6.31%

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

As of March 31, 2023, we had $418.7 million outstanding under our repurchase transactions compared to $445.9 million as of December 31, 2022. The maximum month-end balance outstanding during the three months ended March 31, 2023 was $447.3 million, compared to a maximum month-end balance for the three months ended December 31, 2022, of $474.6 million. The following table presents certain details of our repurchase transactions for the three months ended March 31, 2023 and December 31, 2022 ($ in thousands):

Table 17: Repurchase Balances

	Three months ended
	March 31, 2023	December 31, 2022
Balance at the end of period	$418,653	$445,855
Maximum outstanding balance during the quarter	$447,344	$474,567
Average balance	$430,708	$452,911

The decrease in our average balance from $452.9 million for the three months ended December 31, 2022 to our average balance of $430.7 million for the three months ended March 31, 2023 is a result of paydowns and asset sales.

As of March 31, 2023 and December 31, 2022, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability, 2024 Notes and 2027 Notes.

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

On May 4, 2023, our Board of Directors declared a dividend of $0.20 per share, to be paid on May 31, 2023 to stockholders of record as of May 15, 2023. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock paid out of our taxable income plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock paid out of our taxable income, plus the increase in our book value, taken together exceeds 8% (on an annualized basis) of our stock’s book value at the end of the year. During the three months ended March 31, 2023 and 2022, we recorded incentive fees payable to the Manager of zero and $0.1 million, respectively. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 6.36% on an annualized basis of our book value of $12.58 per share at March 31, 2023. If our taxable income increases, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related Party Transactions.

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

On January 1, 2023, we transferred $83.0 million of investment securities from AFS to HTM due to sale restrictions pursuant to Article 6(1) of Regulation (EU) 2017/2402 of the European Parliament and of the Council (as amended, the “EU Securitization Regulation” and, together with applicable regulatory and implementing technical standards in relation thereto, the “EU Securitization Rules”). Pursuant to the terms of these debt securities, we must hold at least 5.01% of the nominal value of each class of securities offered or sold to investors (the "EU Retained Interest") subject to the EU Securitization Rules. Under the EU Securitization Rules, we are prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed. The EU risk retention component of our investments in securities is classified as HTM on our consolidated balance sheets.

A summary of our investments in debt securities AFS and HTM issued by joint ventures is presented below ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2019-E/ September 2019	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$543	(4)

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$829	(4)
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640	(4)

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$28,043	(4)
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,428	(4)

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained

Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%		10.01%	$33,970	$998	(4)
	Class B notes due 2060	$21,754	5.00%		10.01%	$2,178	$2,178	(4)

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%		10.01%	$33,105	$4,820	(4)
	Class B notes due 2060	$30,867	5.00%		10.01%	$3,090	$3,090	(4)

Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%	$9,753	$5,836	(4)
	Class B notes due 2061	$18,170	3.72%		31.90%	$5,796	$5,796	(4)

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%	$13,288	$9,187	(4)
	Class B notes due 2060	$25,529	4.00%		20.00%	$5,106	$5,106	(4)

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(2)	10.01%	$43,119	$33,825	(4)
	Class M notes due 2060	$19,415	2.94%		10.01%	$1,943	$1,943	(4)
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%	$3,835	$3,835	(4)
	Class B-3 notes due 2060	$29,253	3.73%		19.57%	$5,725	$5,726	(4)

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		5.01%	$23,852	$17,160	(4)
	Class B notes due 2061	$49,463	3.75%		12.60%	$6,232	$6,232	(4)

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%	$23,056	$16,472	(4)
	Class B notes due 2061	$32,995	3.75%		20.00%	$6,599	$6,413	(4)

2021-NPL 1/ November 2021	Class B notes due 2051	$23,088	4.63%		16.33%	$3,771	$3,771

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2022-A/ April 2022	Class A notes due 2061	$154,921	3.47%	(2)	6.24%	(3)	$9,664	$8,304
	Class M notes due 2061	$21,762	3.00%		23.28%		$5,066	$5,066

Ajax Mortgage Loan Trust 2022-B/ June 2022	Class A notes due 2062	$169,924	3.47%	(2)	5.70%	(3)	$9,692	$8,686
	Class M notes due 2062	$17,776	3.00%		17.18%		$3,054	$3,054

2022-RPL 1/ October 2022	Class A notes due 2028	$211,419	4.25%		17.50%		$36,998	$35,563
	Class B notes due 2028	$29,364	4.25%		17.50%		$5,139	$5,139

Ajax Mortgage Loan Trust 2023-A/ February 2023	Class A notes due 2062	$163,741	3.46%	(2)	5.89%	(3)	$9,644	$9,534
	Class M notes due 2062	$10,561	2.50%		20.00%		$2,112	$2,112
	Class B notes due 2062	$20,506	2.50%		20.00%		$4,101	$4,101

(1)Ajax Mortgage Loan Trust 2021-E was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust made an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)Weighted average of Class A notes.
(3)Weighted average ownership of Class A notes.
(4)Total principal includes 5.01% EU risk retention component classified as investments in securities HTM on our consolidated balance sheets.

A summary of our investments in beneficial interests issued by joint ventures is presented below ($ in thousands):

		Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	$22,759	9.36%	$2,130		$98

Ajax Mortgage Loan Trust 2018-B/ June 2018	$28,447	20.00%	$5,689		$2,513

Ajax Mortgage Loan Trust 2018-D/ September 2018	$20,166	20.00%	$4,033		$790

Ajax Mortgage Loan Trust 2018-E/ December 2018	$20,662	20.00%	$4,132		$743

Ajax Mortgage Loan Trust 2018-F/ December 2018	$43,201	20.00%	$8,640		$3,928

Ajax Mortgage Loan Trust 2019-E/ September 2019	$43,464	20.00%	$8,693		$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	$33,941	20.00%	$6,788		$6,820

Ajax Mortgage Loan Trust 2019-H/ December 2019	$21,692	20.00%	$4,338		$1,915

Ajax Mortgage Loan Trust 2020-A/ March 2020	$59,852	20.00%	$11,970		$11,934

Ajax Mortgage Loan Trust 2020-C/ September 2020	$73,964	10.01%	$7,404		$7,393

Ajax Mortgage Loan Trust 2020-D/ September 2020	$79,373	10.01%	$7,945		$7,934

Ajax Mortgage Loan Trust 2021-C/ April 2021	$46,722	31.90%	$14,904		$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	$38,293	20.00%	$7,659		$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	$518,357	19.57%	$101,471	(2)	$2,361

Ajax Mortgage Loan Trust 2021-F/ June 2021	$92,743	12.60%	$11,686		$11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	$61,864	20.00%	$12,373		$11,630

2021-NPL 1/ November 2021	$52,773	16.33%	$8,620		$8,575

Ajax Mortgage Loan Trust 2022-A/ April 2022(3)	$38,784	23.28%	$9,029		$8,760

Ajax Mortgage Loan Trust 2022-B/ June 2022(4)	$33,125	17.18%	$5,691		$5,504

2022-RPL 1/ October 2022	$55,326	17.50%	$9,682		$9,334

Ajax Mortgage Loan Trust 2023-A/ February 2023	$10,254	20.00%	$2,051		$2,046

(1)Ajax Mortgage Loan Trust 2021-E was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust made an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)The trust certificate has no stated principal balance and is tied to the unpaid balance of the underlying mortgage loans.
(3)Includes the addition of Class B notes classified as beneficial interests on our consolidated balance sheets. Total original outstanding principal and principal balance retained of the Class B notes is $25.9 million and $6.0 million, respectively.
(4)Includes the addition of Class B notes classified as Beneficial Interests on our consolidated balance sheets. Total original outstanding principal and principal balance retained of the Class B notes is $22.1 million and $3.8 million, respectively.

Contractual Obligations

Our contractual obligations include obligations under repurchase agreements, our 2024 Notes, our 2027 Notes, accrued interest on the repurchase agreements and notes, and the put obligation on our outstanding warrants.

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At March 31, 2023 and December 31, 2022, our repurchase obligations totaled $418.7 million and $445.9 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above.)

Our 2024 Notes had outstanding principal balances of $103.5 million and $104.5 million at March 31, 2023 and December 31, 2022, respectively. The 2024 Notes will mature on April 30, 2024 unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

Our 2027 Notes had an outstanding principal balance of $110.0 million at both March 31, 2023 and December 31, 2022. The 2027 Notes will mature on September 1, 2027.

Our accrued interest expense associated with our repurchase obligations at March 31, 2023 and December 31, 2022, was $3.2 million and $2.3 million, respectively. Our interest expense expected to be paid on our 2024 Notes at March 31, 2023 and December 31, 2022, was $9.7 million and $11.7 million, respectively. Our interest expense expected to be paid on our 2027 Notes at March 31, 2023 and December 31, 2022, was $43.9 million and $49.0 million, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of a financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest and we concurrently receive back our pledged collateral from the lender. Interest expense on our 2024 Notes is paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Interest expense on our 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023.

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

Subsequent Events

Since quarter end, we have acquired two residential RPLs in one transaction from a single seller with aggregate UPB of $0.3 million. The purchase price of the RPLs was 58.1% of UPB and 37.1% of the estimated market value of the underlying collateral of $0.4 million.

We have agreed to acquire, subject to due diligence, 74 residential RPLs in two transactions with aggregate UPB of $18.1 million. The purchase price of the residential RPLs is 82.9% of UPB and 54.3% of the estimated market value of the underlying collateral of $27.6 million.

On May 4, 2023, our Board of Directors declared a cash dividend of $0.20 per share to be paid on May 31, 2023 to stockholders of record as of May 15, 2023.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from these previously disclosed risk factors.

Item 2. Unregistered Sales of Securities

On March 9, 2023, we issued each of our five independent directors 2,116 shares of common stock in partial payment of their quarterly director fees for the fourth quarter of 2022. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
First Amendment to the Third Amended and Restated Management Agreement, dated March 1, 2023, by and among Great Ajax Corporation, Great Ajax Operating Partnership, LP and Thetis Asset Management LLC (incorporated by reference to Exhibit 10.19 on Form 10-K filed on March 3, 2023 (File No.: 001-36844)

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

GREAT AJAX CORP.

Date: May 5, 2023	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)