Form 10-Q
period 2023-06-30
Great Ajax Corp.
filed 2023-08-04
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

As of August 2, 2023, 23,627,780 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$40,316	$47,845
Mortgage loans held-for-investment, net (1,2)	961,277	989,084
Real estate owned properties, net(3)	3,745	6,333
Investments in securities available-for-sale(4)	142,104	257,062
Investments in securities held-to-maturity(5)	71,706	—
Investments in beneficial interests(6)	127,474	134,552
Receivable from servicer	7,514	7,450
Investments in affiliates	30,028	30,185
Prepaid expenses and other assets	21,526	11,915
Total assets	$1,405,690	$1,484,426
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,7)	$438,402	$467,205
Borrowings under repurchase transactions	413,125	445,855
Convertible senior notes, net(7)	103,516	104,256
Notes payable, net(7)	106,414	106,046
Management fee payable	1,999	1,720
Put option liability	15,614	12,153
Accrued expenses and other liabilities	9,780	9,726
Total liabilities	1,088,850	1,146,961
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 424,949 shares issued and outstanding at both June 30, 2023 and December 31, 2022	9,411	9,411
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 1,135,590 shares issued and outstanding at both June 30, 2023 and December 31, 2022	25,143	25,143
Common stock $0.01 par value; 125,000,000 shares authorized, 23,627,677 shares issued and outstanding at June 30, 2023 and 23,130,956 shares issued and outstanding at December 31, 2022	247	241
Additional paid-in capital	326,279	322,439
Treasury stock	(9,557)	(9,532)
Retained (deficit)/earnings	(17,282)	13,275
Accumulated other comprehensive loss	(19,530)	(25,649)
Equity attributable to stockholders	314,711	335,328
Non-controlling interests(8)	2,129	2,137
Total equity	316,840	337,465
Total liabilities and equity	$1,405,690	$1,484,426

The accompanying notes are an integral part of the consolidated financial statements.

(1)Mortgage loans held-for-investment, net include $652.3 million and $675.8 million of loans at June 30, 2023 and December 31, 2022, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $6.0 million and $6.1 million of allowance for expected credit losses at June 30, 2023 and December 31, 2022, respectively.
(2)As of both June 30, 2023 and December 31, 2022, balances for Mortgage loans held-for-investment, net include $0.9 million from a 50.0% owned joint venture, which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP").
(3)Real estate owned properties, net, are presented net of valuation allowances of $1.3 million and $0.7 million at June 30, 2023 and December 31, 2022, respectively.
(4)Investments in securities available-for-sale (“AFS”) are presented at fair value. As of June 30, 2023, Investments in securities AFS include an amortized cost basis of $153.9 million and a net unrealized loss of $11.8 million. As of December 31, 2022, Investments in securities AFS include an amortized cost basis of $282.7 million and net unrealized loss of $25.6 million.
(5)On January 1, 2023, the Company transferred certain of its investments in securities to held-to-maturity ("HTM") due to European risk retention regulations. As of June 30, 2023, Investments in securities HTM includes an allowance for expected credit losses of zero and remaining discount of $7.8 million related to the unamortized unrealized loss in AOCI.
(6)Investments in beneficial interests includes allowance for expected credit losses of zero at both June 30, 2023 and December 31, 2022.
(7)Secured borrowings, net are presented net of deferred issuance costs of $3.8 million at June 30, 2023 and $4.7 million at December 31, 2022. Convertible senior notes, net are presented net of deferred issuance costs of zero and $0.3 million at June 30, 2023 and December 31, 2022, respectively. Notes payable, net are presented net of deferred issuance costs and discount of $3.6 million at June 30, 2023 and $4.0 million at December 31, 2022.
(8)As of June 30, 2023, non-controlling interests includes $1.0 million from a 50.0% owned joint venture, $1.0 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates. As of December 31, 2022, non-controlling interests includes $1.0 million from a 50.0% owned joint venture, $1.1 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
($ in thousands except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
INCOME
Interest income	$18,340	$20,900	$36,796	$44,112
Interest expense	(15,039)	(9,175)	(29,964)	(17,781)
Net interest income	3,301	11,725	6,832	26,331
Net decrease in the net present value of expected credit losses	2,866	961	3,487	4,939
Net interest income after the impact of changes in the net present value of expected credit losses	6,167	12,686	10,319	31,270
Loss from investments in affiliates	(265)	(355)	(363)	(418)
Loss on joint venture refinancing on beneficial interests	(8,814)	(2,142)	(9,809)	(6,115)
Other income/(loss)	498	(1,421)	(2,021)	(998)
Total (loss)/revenue, net	(2,414)	8,768	(1,874)	23,739
EXPENSE
Related party expense – loan servicing fees	1,827	2,006	3,687	4,097
Related party expense – management fee	2,001	2,363	3,829	4,656
Professional fees	989	419	1,923	764
Fair value adjustment on put option liability	1,839	3,595	3,461	6,795
Other expense	2,211	1,376	3,825	2,813
Total expense	8,867	9,759	16,725	19,125
Acceleration of put option settlement	—	3,531	—	3,531
Gain on debt extinguishment	—	—	(47)	—
(Loss)/income before provision for income taxes	(11,281)	(4,522)	(18,552)	1,083
Provision for income taxes	181	259	274	233
Consolidated net (loss)/income	(11,462)	(4,781)	(18,826)	850
Less: consolidated net income attributable to the non-controlling interest	24	16	54	112
Consolidated net (loss)/income attributable to the Company	(11,486)	(4,797)	(18,880)	738
Less: dividends on preferred stock	548	1,925	1,095	3,874
Less: discount on retirement of preferred stock	—	2,459	—	2,459
Consolidated net loss attributable to common stockholders	$(12,034)	$(9,181)	$(19,975)	$(5,595)
Basic loss per common share	$(0.51)	$(0.40)	$(0.85)	$(0.24)
Diluted loss per common share	$(0.51)	$(0.40)	$(0.85)	$(0.24)
Weighted average shares – basic	23,250,725	22,754,553	23,087,717	22,837,971
Weighted average shares – diluted	23,565,351	22,754,553	23,087,717	23,106,061

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Consolidated net loss attributable to common stockholders	$(12,034)	$(9,181)	$(19,975)	$(5,595)
Other comprehensive loss:
Unrealized (loss)/gain on available-for-sale securities	(906)	(9,938)	2,947	(19,716)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	1,139	—	3,172	—
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive loss	$(11,801)	$(19,119)	$(13,856)	$(25,311)

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
($ in thousands)	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net (loss)/income	$(18,826)	$850
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	892	1,108
Discount accretion on mortgage loans	(3,281)	(7,842)
Interest and discount accretion on investment in debt securities	(4,946)	(5,558)
Discount accretion on investment in beneficial interests	(4,055)	(6,661)
Gain on debt extinguishment	(47)	—
Gain on sale of real estate owned properties	(73)	(2)
Loss on sale of securities	2,974	79
Impairment of real estate owned	796	100
Credit loss expense on mortgage loans and beneficial interests	114	277
Net decrease in the net present value of expected credit losses	(3,487)	(4,939)
Loss on loans and joint venture refinancing on beneficial interests	9,809	7,959
Amortization of debt discount and prepaid financing costs	1,544	1,984
Undistributed loss from investment in affiliates	363	418
Other non-cash adjustment	—	(108)
Fair value adjustment on put option liability	3,461	6,795
Acceleration of put option settlement	—	3,531
Net change in operating assets and liabilities
Prepaid expenses and other assets	(9,646)	(922)
Receivable from Servicer	(64)	9,293
Accrued expenses, management fee payable, and other liabilities	836	(3,882)
Net cash from operating activities	(23,636)	2,480
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(14,088)	(2,174)
Principal paydowns on mortgage loans	48,541	97,122
Proceeds from refinancing and sale of securities available-for-sale and beneficial interests	29,413	82,922
Purchase of securities available-for-sale and beneficial interests	(16,335)	(84,492)
Principal and interest collection on debt securities available-for-sale and beneficial interests	24,046	41,091
Principal and interest collection on debt securities held-to-maturity	15,038	—
Proceeds from sale of property held-for-sale	1,874	765
Investment in equity method investments	(726)	(6,090)
Distribution from affiliates	495	699
Net cash from investing activities	88,258	129,843
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	24,095	96,776
Repayments on repurchase transactions	(56,824)	(133,318)
Repayments on secured borrowings	(29,630)	(73,134)
Repurchase of the Company's senior convertible notes	(952)	(75)

The accompanying notes are an integral part of the consolidated interim financial statements.

Payment of prepaid financing costs on notes payable	(55)	—
Repurchase of preferred stock and warrants	—	(34,051)
Repurchase of common stock	—	(4,653)
Sale of common stock, net of offering costs	2,954	—
Sale of common stock pursuant to dividend reinvestment plan	—	200
Distribution to non-controlling interests	(62)	(1,016)
Dividends paid on common stock and preferred stock	(11,677)	(15,906)
Net cash from financing activities	(72,151)	(165,177)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,529)	(32,854)
CASH AND CASH EQUIVALENTS, beginning of period	47,845	84,426
CASH AND CASH EQUIVALENTS, end of period	$40,316	$51,572
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$28,481	$15,867
Cash paid for income taxes	$215	$826
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of debt securities from investments in securities available-for-sale to investments in securities held-to-maturity	$83,052	$—
Amortization of unrealized loss on debt securities transferred to held-to-maturity	$3,172	$—
Unrealized gain/(loss) on available-for-sale securities	$2,947	$(19,716)
Issuance of common stock for management fee and compensation expense	$892	$1,108
Other non-cash beneficial interest charges	$504	$—
Treasury stock received through distributions from investment in Manager	$25	$232
Net transfer of loans to property held-for-sale	$9	$2,233
Non-cash adjustments to basis in mortgage loans	$—	$18
Net transfer of loans to mortgage held-for-investment, net from mortgage loans held-for-sale, net	$—	$(29,572)

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders' equity	Non-controlling interest	Total equity
Balance at six months ended June 30, 2022
Balance at December 31, 2021	2,307,400	$51,100	2,892,600	$64,044	23,146,775	$233	$(1,691)	$316,162	$66,427	$1,020	$497,295	$3,178	$500,473
Net income	—	—	—	—	—	—	—	—	5,535	—	5,535	96	5,631
Issuance of shares under dividend reinvestment plan	—	—	—	—	9,739	—	—	115	—	—	115	—	115
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(819)	(819)
Stock-based management fee expense	—	—	—	—	39,558	1	—	436	—	—	437	—	437
Stock-based compensation expense	—	—	—	—	8,900	—	—	324	—	—	324	—	324
Dividends declared ($0.26 per share) and distributions	—	—	—	—	—	—	—	—	(7,966)	—	(7,966)	(90)	(8,056)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,778)	(9,778)	—	(9,778)
Reclass of conversion premium - convertible notes	—	—	—	—	—	—	—	(711)	—	—	(711)	—	(711)
Treasury stock	—	—	—	—	(10,406)	—	(117)	—	—	—	(117)	—	(117)
Balance at March 31, 2022	2,307,400	$51,100	2,892,600	$64,044	23,194,566	$234	$(1,808)	$316,326	$63,996	$(8,758)	$485,134	$2,365	$487,499
Net loss	—	—	—	—	—	—	—	—	(4,797)	—	(4,797)	16	(4,781)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders' equity	Non-controlling interest	Total equity
Issuance of shares under dividend reinvestment plan	—	—	—	—	8,100	—	—	85	—	—	85	—	85
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Stock-based compensation expense	—	—	—	—	11,597	—	—	347	—	—	347	—	347
Dividends declared ($0.26 per share) and distributions	—	—	—	—	—	—	—	—	(7,940)	—	(7,940)	(93)	(8,033)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,938)	(9,938)	—	(9,938)
Repurchase of preferred stock	(768,519)	(17,020)	(231,481)	(5,125)	—	—	—	—	(2,459)	—	(24,604)	—	(24,604)
Treasury stock	—	—	—	—	(487,691)	—	(4,769)	—	—	—	(4,769)	—	(4,769)
Balance at June 30, 2022	1,538,881	$34,080	2,661,119	$58,919	22,726,572	$234	$(6,577)	$316,758	$48,800	$(18,696)	$433,518	$2,274	$435,792

Balance at six months ended June 30, 2023
Balance at December 31, 2022	424,949	$9,411	1,135,590	$25,143	23,130,956	$241	$(9,532)	$322,439	$13,275	$(25,649)	$335,328	$2,137	$337,465
Net loss	—	—	—	—	—	—	—	—	(7,394)	—	(7,394)	30	(7,364)
Sale of shares	—	—	—	—	345,578	4	—	2,423	—	—	2,427	—	2,427
Stock-based compensation expense	—	—	—	—	32,912	—	—	600	—	—	600	—	600
Dividends declared ($0.25 per share) and distributions	—	—	—	—	—	—	—	—	(6,425)	—	(6,425)	(34)	(6,459)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders' equity	Non-controlling interest	Total equity
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	2,033	2,033	—	2,033
Other comprehensive income	—	—	—	—	—	—	—	—	—	3,853	3,853	—	3,853
Balance at March 31, 2023	424,949	$9,411	1,135,590	$25,143	23,509,446	$245	$(9,532)	$325,462	$(544)	$(19,763)	$330,422	$2,133	$332,555
Net loss	—	—	—	—	—	—	—	—	(11,486)	—	(11,486)	24	(11,462)
Sale of shares	—	—	—	—	94,012	1	—	526	—	—	527	—	527
Stock-based compensation expense	—	—	—	—	28,395	1	—	291	—	—	292	—	292
Dividends declared ($0.20 per share) and distributions	—	—	—	—	—	—	—	—	(5,252)	—	(5,252)	(28)	(5,280)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	1,139	1,139	—	1,139
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(906)	(906)	—	(906)
Treasury stock	—	—	—	—	(4,176)	—	(25)	—	—	—	(25)	—	(25)
Balance at June 30, 2023	424,949	$9,411	1,135,590	$25,143	23,627,677	$247	$(9,557)	$326,279	$(17,282)	$(19,530)	$314,711	$2,129	$316,840

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2023
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

The Operating Partnership, through interests in certain entities, as of June 30, 2023, held 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of June 30, 2023, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). The Company has securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At June 30, 2023, the Company owned approximately 22.0% of Gaea. The Company accounts for its investment in Gaea under the equity method.

Merger

On June 30, 2023, the Company, Ellington Financial Inc., a Delaware corporation (“EFC”) and EF Acquisition I LLC, a Maryland limited liability company and a direct, wholly-owned subsidiary of EFC (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the terms and conditions therein, the Company will be merged with and into Merger Sub, with Merger Sub remaining as a wholly-owned subsidiary of EFC (such surviving company, the “Surviving Company,” and such transaction, the “Merger”). Following the consummation of the Merger, the Surviving Company will be contributed to Ellington Financial Operating Partnership LLC, a Delaware limited liability company and EFC’s operating partnership subsidiary (the “EFC OP”), in exchange for limited liability company interests in the EFC OP. The Company’s Board of Directors and the board of directors of EFC have unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), all of the property, assets, rights, privileges, immunities, purposes, powers and franchises of each of the Company and Merger Sub will transfer to, vest in, and devolve on the Surviving Company without further act or deed, reversion or impairment, and all debts, obligations and liabilities of each of the Company and Merger Sub will become the debts, obligations and liabilities of the Surviving Company (including those related to 2024 Notes (as defined below) and the 2027 Notes (as defined below). In addition, at the Effective Time, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time (excluding any shares held by EFC or Merger Sub or by any wholly owned subsidiary of EFC, Merger Sub or the Company) will automatically be converted into the right to receive from EFC:

•a number of newly and validly issued, fully-paid and nonassessable shares of common stock, $0.001 par value per share, of EFC based on a fixed exchange ratio of 0.5308, subject to adjustment as provided in the Merger Agreement, including for certain dilutive or accretive share issuances by the Company or EFC prior to the Effective Time; and
•if applicable, that amount of cash equal to the Contingent Cash Purchase Price (as defined below) divided by the aggregate number of shares of the Company’s common stock and Restricted Shares (as defined below) entitled to receive the Merger Consideration (collectively, the “Merger Consideration”).

The “Contingent Cash Purchase Price” is an amount of cash that EFC has agreed, pursuant to the Merger Agreement, to pay to holders of the Company’s common stock depending upon certain potential repurchases of the Company’s securities prior to the closing of the Merger (“Closing”) on certain terms set forth in the Merger Agreement.

Each share of the Company’s common stock issued under the Director Plan (as defined below) and the 2016 Plan (as defined below) that is unvested and/or subject to a repurchase option or obligation, risk of forfeiture or other lapse restriction (each, a “Restricted Share”) that is issued and outstanding as of immediately prior to the Effective Time, will, as of immediately prior to the Effective Time, become fully vested and all restrictions and limitations with respect thereto will lapse as of immediately prior to the Effective Time, and each Restricted Share will, as of the Effective Time, automatically and without any action on the part of the holder thereof, be considered outstanding for all purposes of the Merger Agreement, including the right to receive the Merger Consideration.

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

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company at both June 30, 2023 and December 31, 2022. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings is 99.9% owned by the Company as of June 30, 2023 and December 31, 2022. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

As of June 30, 2023 and December 31, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a REMIC.

During January 2023, the Company contributed an additional $0.7 million equity interest in GAFS. As of June 30, 2023 and December 31, 2022, the Company's ownership of GAFS was 9.6% and 8.0%, respectively.

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

is recognized prospectively as an increase in yield. Additionally, slower than expected prepayments can result in lower yields as the Company's mortgage loans were acquired at discounts.

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

Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. Additionally, slower prepayments can result in lower yields on the Company's debt securities acquired at a discount.

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

Risks inherent in the Company's beneficial interest portfolio include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. Additionally, lower than expected prepayments could reduce the Company's yields on its beneficial interest portfolio. The Company monitors the credit quality of the mortgage loans underlying its beneficial interests on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

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

The warrants include a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability in the Company's consolidated balance sheets with an original basis of $9.5 million. During the year ended December 31, 2022, the Company repurchased and retired a portion of its warrants. As of June 30, 2023, the basis of the warrants was $15.6 million. The Company is accreting the amount of the liability under the effective interest method to its expected future put value and marks the obligation to market through earnings at each balance sheet date. The Company determines the fair value using a discounted cash flow method. The future put obligation was $15.7 million as of June 30, 2023 from an original value of $50.7 million due to the Company's repurchases and retirement of warrants.

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

Convertible Senior Notes

During 2017 and 2018, the Company completed the public offer and sale of its convertible senior notes due 2024 (the "2024 Notes"). At June 30, 2023 and December 31, 2022, the UPB of the debt was $103.5 million and $104.5 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions, the 2024 Notes will be convertible by their holders into shares of the Company’s common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, are subject to adjustment under certain circumstances.

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

Notes Payable

During August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 2027 (the "2027 Notes"). The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and two of its subsidiaries: Great Ajax Operating LLC (the "GP Guarantor") and Great Ajax II Operating Partnership L.P. (the "Subsidiary Guarantor," and together with the Company and the GP Guarantor, the "Guarantors"). The 2027 Notes are included in the Company's liabilities in its consolidated balance sheet at June 30, 2023 and December 31, 2022. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes. At both June 30, 2023 and December 31, 2022, the UPB of the 2027 Notes was $110.0 million.

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

Stock-based Payments and Directors’ Fees

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

Each of the Company’s independent directors receives an annual retainer of $140,000, payable quarterly, 50% of which is payable in shares of the Company's common stock and 50% in cash. However, the Company has the option to pay the annual retainer with up to 100% in cash at its discretion. The committee chairpersons also receive annual fees for their services. The chairpersons of the Compensation and Corporate Governance committees each received an annual retainer of $15,000, payable quarterly, 100% in cash. The chairperson of the Audit committee received an annual fee of $20,000, payable quarterly,

The accompanying notes are an integral part of the consolidated interim financial statements.

100% in cash. During the second quarter of 2023, the Board approved the appointment of the lead director and an additional payment to the lead director of $20,000 per year, payable quarterly, 100% in cash was approved by the Compensation committee. Also, during the second quarter of 2023, due to conflicts of interests by certain Board members, the Board established a special committee, comprised solely of independent directors (the "Special Committee") to evaluate and review the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement, as well as other strategic opportunities. The directors on the Special Committee will receive a one-time cash payment of $20,000, except for the lead director who will receive a one-time cash payment of $30,000. The expense related to directors’ fees is accrued, and the portion payable in common stock is accrued in the period in which it is incurred.

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

Diluted earnings per share is determined by dividing Consolidated net income attributable to diluted shareholders, which adds back to Consolidated net income attributable to common stockholders the interest expense and applicable portion of management fee expense, net of applicable income taxes, on the Company’s convertible senior notes, by the weighted-average common shares outstanding, assuming all dilutive securities, including stock grants, shares that would be issued in the event that warrants were redeemed for shares of common stock of the Company, shares issued in respect of the stock-based portion of the base fee payable to the Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s outstanding convertible senior notes, were issued. In the event the Company were to record a net loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-

The accompanying notes are an integral part of the consolidated interim financial statements.

dilutive. The Company uses the treasury stock method of accounting for its outstanding warrants. Under the treasury stock method, the exercise of the warrants is assumed at the beginning of the period, and shares of common stock are assumed to have been issued. The proceeds from the exercise are assumed to be used by the Company to repurchase treasury stock, thereby reducing the assumed dilution from the warrant exercise. In applying the treasury stock method, all dilutive potential common shares, regardless of whether they are exercisable, are treated as if they had been exercised.

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

The fair value of investments in beneficial interests represent the residual investment in securitization trusts the Company forms with joint venture partners. The Company relies on its Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on its investments in beneficial interests. Also, the Company uses estimates provided by its financing counterparties, which are compared for reasonableness.

The fair value of the Company's ownership interest in the Manager was valued by applying an earnings multiple to base fee revenue, however, due to the announcement of the Merger, the fair value in the Manager is based on expected liquidation proceeds as of the closing date.

The fair value of the Company's ownership interests in AS Ajax E LLC and Ajax E Master Trust are valued using estimates provided by financing counterparties and other publicly available information.

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

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of June 30, 2023 and December 31, 2022 ($ in thousands):

Loan portfolio basis by asset type	June 30, 2023	December 31, 2022
Residential RPLs	$855,046	$872,913
Residential NPLs	98,374	105,081
SBC loans	7,857	11,090
Total	$961,277	$989,084

Included on the Company’s consolidated balance sheets as of both June 30, 2023 and December 31, 2022 are approximately $1.0 billion of RPLs, NPLs, and SBC loans that are held-for-investment.

The categorization of RPLs, NPLs and SBC loans is determined at acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income as well as credit and non-credit discount, less principal and interest cash flows received. The carrying values at June 30, 2023 and December 31, 2022, for the Company's loans in the table above, are presented net of a cumulative allowance for expected credit losses of $6.0 million and $6.1 million, respectively, reflected in the appropriate lines in the table by loan type. For the three and six months ended June 30, 2023, the Company recognized $2.9 million and $3.5 million, respectively, of revenue due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows. Comparatively, for the three and six months ended June 30, 2022, the Company recognized $1.4 million and $5.0 million, respectively, of revenue due to a net decrease in

The accompanying notes are an integral part of the consolidated interim financial statements.

expected credit losses resulting from increases in the present value of the expected cash flows. Also, for the three and six months ended June 30, 2023, the Company recognized accretable yield of $12.9 million and $26.2 million, respectively, with respect to its RPL, NPL and SBC loans. Comparatively, for the three and six months ended June 30, 2022, the Company recognized accretable yield of $15.4 million and $31.6 million, respectively, with respect to its RPL, NPL and SBC loans.

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

The Company's mortgage loans are secured by real estate. Risks inherent in the Company's mortgage loan portfolio, affecting both the valuation of its mortgage loans as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or a pandemic similar to that caused by the novel coronavirus ("COVID-19") outbreak, and damage to or delay in realizing the value of the underlying collateral. Additionally, slower than expected prepayments can result in lower yields as the Company's mortgage loans were acquired at discounts. The Company monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

During the three and six months ended June 30, 2023, the Company purchased 68 and 71 RPLs with UPB of $16.3 million and $17.1 million, respectively. Comparatively, during both the three and six months ended June 30, 2022, the Company purchased six RPLs with UPB of $1.2 million. During the three and six months ended June 30, 2023, the Company purchased no NPLs. Comparatively, during the three and six months ended June 30, 2022, the Company purchased one and five NPLs with UPB of $0.2 million and $1.1 million, respectively. The Company purchased no SBC loans during both the three and six months ended June 30, 2023 and 2022. During the three and six months ended June 30, 2023 and 2022, the Company sold no mortgage loans.

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

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	June 30, 2023
	2022	2021	2020	2019	2018	2017	2009-2016	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$2,420	$2,236	$1,179	$7,036	$906	$3,137	$28,016	$204,831	$79,787	$329,548
GAOP - 7f7 <50	—	133	—	294	—	146	2,351	32,958	7,804	43,686
GAOP - 6f6 and below	1,388	2,705	883	1,634	2,129	379	19,219	87,719	31,056	147,112
Great Ajax II REIT - 7f7 >50	—	—	722	730	721	460	35,418	245,944	88,184	372,179
Great Ajax II REIT - 7f7 <50	—	—	—	56	13	—	3,112	25,216	7,640	36,037
Great Ajax II REIT - 6f6 and below	—	—	—	—	72	143	4,974	19,649	7,877	32,715
Total	$3,808	$5,074	$2,784	$9,750	$3,841	$4,265	$93,090	$616,317	$222,348	$961,277

	December 31, 2022
	2022	2021	2020	2019	2018	2017	2009-2016	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$1,041	$1,770	$4,118	$7,004	$2,557	$2,983	$32,170	$198,950	$80,203	$330,796
GAOP - 7f7 <50	—	—	—	337	—	—	3,212	34,599	10,501	48,649
GAOP - 6f6 and below	1,756	280	2,158	1,040	597	942	15,930	98,408	30,697	151,808
Great Ajax II REIT - 7f7 >50	—	—	734	661	800	467	34,973	250,168	90,478	378,281
Great Ajax II REIT - 7f7 <50	—	—	—	140	13	—	3,487	27,300	8,885	39,825
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	139	6,166	23,690	9,730	39,725
Total	$2,797	$2,050	$7,010	$9,182	$3,967	$4,531	$95,938	$633,115	$230,494	$989,084

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Par	$16,312	$1,378	$17,140	$2,342
Discount	(2,609)	(82)	(2,800)	(140)
Allowance	(219)	(25)	(252)	(28)
Purchase Price	$13,484	$1,271	$14,088	$2,174

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows as compared to the amounts expected to be contractually received. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows as compared to its contractual amounts due. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the three and six months ended June 30, 2023, the Company recorded a $4.2 million and $3.0 million, respectively, reclassification from non-credit discount to the allowance for expected credit losses. This was followed by a $2.9 million and $3.5 million, respectively, reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During the three and six months ended June 30, 2023, the Company also recorded a $0.2 million and $0.3 million increase, respectively, in the allowance for expected credit losses due to new acquisitions. Comparatively, during the three and six months ended June 30, 2022, the Company recorded a $2.7 million and $6.8 million, respectively, reclassification from non-credit discount to the allowance for expected credit losses. This was followed by a $1.4 million and $5.0 million, respectively, reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During the three and six months ended June 30, 2022, the Company also recorded a $25 thousand and $28 thousand increase, respectively, in the allowance for expected credit losses due to new acquisitions. An analysis of the balance in the allowance for expected credit losses account follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Allowance for expected credit losses, beginning of period	$(4,338)	$(7,691)	$(6,107)	$(7,112)
Reclassification from non-credit discount to the allowance for changes in payment expectations	(4,224)	(2,703)	(2,999)	(6,792)
Increase in allowance for expected credit losses for loan acquisitions	(219)	(25)	(252)	(28)
Credit loss expense on mortgage loans	(70)	(116)	(114)	(227)
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	2,866	1,409	3,487	5,033
Allowance for expected credit losses, end of period	$(5,985)	$(9,126)	$(5,985)	$(9,126)

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023
	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$263,192	$22,041	$10,721	$32,141	$1,453	$329,548
GAOP - 7f7 <50	33,184	3,925	1,010	5,446	121	43,686
GAOP - 6f6 and below	9,472	14,137	17,037	51,672	54,794	147,112
Great Ajax II REIT - 7f7 >50	355,105	11,673	2,494	2,603	304	372,179
Great Ajax II REIT - 7f7 <50	34,131	1,523	237	146	—	36,037
Great Ajax II REIT - 6f6 and below	171	5,984	5,241	14,047	7,272	32,715
Total	$695,255	$59,283	$36,740	$106,055	$63,944	$961,277

	December 31, 2022
	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$198,006	$44,773	$772	$86,603	$642	$330,796
GAOP - 7f7 <50	26,303	5,815	140	16,232	159	48,649
GAOP - 6f6 and below	3,333	1,538	94	94,010	52,833	151,808
Great Ajax II REIT - 7f7 >50	319,677	39,161	700	18,743	—	378,281
Great Ajax II REIT - 7f7 <50	33,113	4,188	90	2,434	—	39,825
Great Ajax II REIT - 6f6 and below	178	—	39	36,086	3,422	39,725
Total	$580,610	$95,475	$1,835	$254,108	$57,056	$989,084

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties or through conversions of mortgage loans in its portfolio when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Property Held-for-Sale

As of June 30, 2023 and December 31, 2022, the Company’s net investments in real estate owned properties was $3.7 million and $6.3 million, respectively, all of which related to properties held-for-sale. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. Also, included in the properties held-for-sale balance for both periods as of June 30, 2023 and December 31, 2022, was $0.3 million for properties undergoing renovation or which are otherwise in the process of being brought to market. As of June 30, 2023 and December 31, 2022, the Company had a total of 28 and 39 real estate owned properties, respectively. For the three and six months ended June 30, 2023 and 2022, the majority of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
Property Held-for-Sale	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	32	$5,092	31	$6,586	39	$6,333	31	$6,063
Net transfers from mortgage loans	3	178	7	1,405	1	9	10	2,233
Adjustments to record at lower of cost or fair value	—	(685)	—	69	—	(796)	—	(100)
Disposals	(7)	(840)	(1)	(626)	(12)	(1,801)	(4)	(762)
Balance at end of period	28	$3,745	37	$7,434	28	$3,745	37	$7,434

Dispositions

During the three and six months ended June 30, 2023, the Company sold seven and 12 REO properties, respectively, realizing a net loss of approximately $18 thousand and a net gain of approximately $0.1 million, respectively. Comparatively, for the three and six months ended June 30, 2022, the Company sold one and four REO properties, respectively, realizing net gains of approximately $18 thousand and $2 thousand, respectively. These amounts are included in Other income on the Company's consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded expense of lower of cost or net realizable value adjustments in real estate operating expense of $0.7 million and $0.8 million, respectively. Comparatively, during the three and six months ended June 30, 2022, the Company recorded a recovery of lower of cost or net realizable value adjustments in real estate operating expense of $0.1 million and an expense of lower of cost or net realizable value adjustments in real estate operating expense of $0.1 million, respectively. These amounts are included in Other expense on the Company's consolidated statements of operations.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. Beneficial interests may be trust certificates and/or subordinate notes depending on the structure of the securitization. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIEs that the Company does not consolidate since it has determined it is not the primary beneficiary. See Note 10 — Related Party Transactions. The Company designated its debt securities as AFS or HTM based on the intent and ability to hold each security to maturity. The Company carries its AFS debt securities at fair value using prices provided by financing counterparties and believes any unrealized losses to be temporary. The Company carries its investments in securities HTM at amortized cost, net of any required allowance for credit losses. The Company carries its investments in beneficial interests at amortized cost.

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

Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value. On the date of transfer, accumulated other comprehensive income included unrealized losses of $10.9 million, which continues to be reported in accumulated other comprehensive income and is amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value. During the three and six months ended June 30, 2023, the Company recorded amortization of $1.1 million and $3.2 million, respectively, of unrealized losses in accumulated other comprehensive income and of unamortized discount related to transfers of securities from AFS to HTM.

Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments,

The accompanying notes are an integral part of the consolidated interim financial statements.

interest rate risk, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. Additionally, slower prepayments can result in lower yields on the Company's debt securities acquired at a discount and on its beneficial interest. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. The following table presents information regarding the Company's investments in debt securities and investments in beneficial interests ($ in thousands):

	As of June 30, 2023
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale, at fair value	$153,864	$—	$(11,760)	$142,104
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses	71,706	229	(982)	70,953
Investment in beneficial interests at amortized cost, net of allowance for credit losses	127,474	—	(21,430)	106,044
Total investments	$353,044	$229	$(34,172)	$319,101

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

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents a breakdown of the Company's gross unrealized losses on its investments in debt securities AFS ($ in thousands):

	As of June 30, 2023
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Fair value
Debt securities due February 2028(3)	February 2026	$37,206	$(422)	$36,784
Debt securities due November 2051(4)	March 2025	3,763	(122)	3,641
Debt securities due September 2059(4)	April 2023	2,075	(77)	1,998
Debt securities due December 2059(4)	July 2023	23,534	(960)	22,574
Debt securities due March 2060(4)	February 2025	6,062	(769)	5,293
Debt securities due June 2060(4)	March 2024	3,757	(124)	3,633
Debt securities due September 2060(3)	March 2024	1,464	(30)	1,434
Debt securities due December 2060(4)	July 2029	21,906	(4,451)	17,455
Debt securities due January 2061(4)	September 2024	4,886	(619)	4,267
Debt securities due June 2061(5)	January 2025/February 2025	13,367	(1,618)	11,749
Debt securities due October 2061(4)	April 2029	12,061	(1,177)	10,884
Debt securities due March 2062(4)	May 2029	10,687	(1,049)	9,638
Debt securities due July 2062(3)	February 2030	12,961	(342)	12,619
Total		$153,729	$(11,760)	$141,969

(1)Step-up date is the date at which the coupon interest rate on the security increases. The Company intends for the security to be called before the step-up date.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This security has been in an unrealized loss position for less than 12 months.
(4)This security has been in an unrealized loss position for 12 months or longer.
(5)This line is comprised of two securities that are both due June 2061. One security with a balance of $0.5 million has been in an unrealized loss position for 12 months or longer and has a step-up date in January 2025, and the other security of $1.1 million has been in a loss position for 12 months or longer and has a step-up date in February 2025.

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

(1)Step-up date is the date at which the coupon interest rate on the security increases. The Company intends for the security to be called before the step-up date.
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

As of June 30, 2023, the Company had a gross unrealized loss of $11.8 million and no gross unrealized gains in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments AFS with a fair value of $142.1 million, which includes $0.1 million in interest receivable. As of December 31, 2022, the Company recorded a gross unrealized loss of $25.6 million and no gross unrealized gains in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments AFS with a fair value of $257.1 million, which includes $0.1 million in interest receivable.

During the three months ended June 30, 2023, the Company acquired no debt securities and beneficial interests; however, during the six months ended June 30, 2023, the Company re-securitized, with an accredited institutional investor, Ajax Mortgage Loan Trust 2019-E, 2019-G and 2019-H ("2019-E, -G and -H") joint ventures into Ajax Mortgage Loan Trust 2023-A ("2023-A") and retained 8.6% or $16.1 million of varying classes of agency rated securities and equity. 2023-A acquired 1,085 RPLs and NPLs with UPB of $205.1 million and an aggregate property value of $497.4 million. The AAA through A rated securities represent 79.8% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.46%. All of the securities retained from 2023-A are classified as AFS. Comparatively, during both the three and six months ended June 30, 2022, the Company re-securitized, with an accredited institutional investor, Ajax Mortgage Loan Trust 2018-D and 2018-G ("2018-D and -G") joint ventures into Ajax Mortgage Loan Trust 2022-A ("2022-A") and retained $49.2 million of varying classes of agency rated securities and equity. The Company acquired 23.3% of the securities and trust certificates from the trust. 2022-A acquired 811 RPLs and NPLs with UPB of $215.5 million and an aggregate property value of $518.8 million. The AAA through A rated securities represent 71.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. This is the first fully rated securitization structure to include a substantial amount of NPLs. Approximately 33.90% of loan UPB in 2022-A was 60 days or more delinquent. Also, the Company refinanced, with an accredited institutional investor, Ajax Mortgage Loan Trust 2019-A and 2019-B ("2019-A and -B") joint ventures into Ajax Mortgage Loan Trust 2022-B ("2022-B") and retained $36.8 million of varying classes of agency rated securities and equity. The Company acquired 17.2% of the securities and trust certificates from the trust. 2022-B acquired 1,106 RPLs and NPLs with UPB of $220.8 million and an aggregate property value of $575.5 million. The AAA through A rated securities represent 76.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%.

At June 30, 2023, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $142.1 million, $71.7 million and $127.5 million, respectively. At December 31, 2022, the investments in debt securities AFS and beneficial interests were carried on the Company's consolidated balance sheet at $257.1 million and $134.6 million, respectively.

During the three months ended June 30, 2023, the Company sold no senior notes issued by certain joint ventures; however, during the six months ended June 30, 2023, the Company sold senior notes issued by certain joint ventures and recognized a loss of $3.0 million. Comparatively, during both the three and six months ended June 30, 2022, the Company sold senior notes issued by certain joint ventures and recognized a loss of $0.1 million. As of June 30, 2023 and December 31, 2022, the Company had no securities that were past due.

During the second quarter of 2023, the Company recorded an other than temporary impairment of $8.8 million on its beneficial interests due to the refinancing of eight joint ventures that were redeemed or partially paid down and the underlying loans were re-securitized to form Ajax Mortgage Loan Trusts 2023-B and 2023-C ("2023-B and -C"). The $8.8 million was recorded on the Company's consolidated statements of operations and became a realized loss when the transactions closed during the third quarter of 2023. Although the Company retained approximately a proportionate investment in the securities issued by 2023-B and -C, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the eight joint ventures to 2023-B and -C.

During the first quarter of 2023, the Company re-securitized 2019-E, -G and -H. The re-securitization resulted in a loss of $1.0 million on its beneficial interests in 2019-H. Although the Company retained a proportionate interest in the underlying

The accompanying notes are an integral part of the consolidated interim financial statements.

mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans to 2023-A.

During the first quarter of 2022, the Company recorded an other than temporary impairment of $4.0 million on its beneficial interests in 2018-D and -G when the underlying mortgage loans were re-securitized into 2022-A. The loss became a realized loss when the transaction closed in the second quarter of 2022. Also, during the second quarter of 2022, the Company recorded a loss of $2.1 million on its beneficial interests in 2019-A and -B when the underlying mortgage loans were re-securitized into 2022-B. Although the Company retained a proportionate interest in the underlying mortgage loans and related cash flows in the new trusts, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans to 2022-A and 2022-B.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Par	$—	$14,720	$2,051	$14,720
Premium	—	1,087	963	1,087
Purchase Price	$—	$15,807	$3,014	$15,807

The Company generally recognizes accretable yield and increases and decreases in the net present value of expected cash flows in earnings in the period they occur. For the three and six months ended June 30, 2023, the Company recognized accretable yield of $2.0 million and $4.1 million, respectively, on its beneficial interest. Comparatively, for the three and six months ended June 30, 2022, the Company recognized accretable yield of $2.5 million and $6.6 million, respectively, on its beneficial interest. For the three and six months ended June 30, 2023, the Company recognized accretable yield of $0.6 million and $1.2 million, respectively, on its investments in securities HTM. An expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest or investments in securities HTM. If there is no allowance for expected credit losses recorded against a beneficial interest or investments in securities HTM, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary.

During the three and six months ended June 30, 2023, the Company had no activity related to the balance in the allowance for expected credit losses for investments in securities HTM.

During the three and six months ended June 30, 2023, the Company had no activity related to the balance in the allowance for expected credit losses for beneficial interests. Comparatively, during three and six months ended June 30, 2022, the Company recorded a $0.4 million and $0.8 million reclassification to non-credit discount from the allowance for changes in payment expectations and a $0.4 million and $0.1 million increase in the allowance for expected credit losses due to decreases in the net present value of expected cash flows, respectively.

An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Allowance for expected credit losses, beginning balance	$—	$—	$—	$(615)
Reclassification to non-credit discount from the allowance for changes in payment expectations	—	448	—	759
Credit loss expense on beneficial interests	—	—	—	(50)
Increase in allowance for expected credit losses due to decreases in the net present value of expected cash flows	—	(448)	—	(94)
Allowance for expected credit losses, ending balance	$—	$—	$—	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 6 — Fair Value

For a discussion on the Company's fair value policy see Note 2 — Summary of Significant Accounting Policies.

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$142,104	$—	$142,104	$—
Recurring financial liabilities
Put option liability	$15,614	$—	$—	$15,614

		Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$257,062	$—	$257,062	$—
Recurring financial liabilities
Put option liability	$12,153	$—	$—	$12,153

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$961,277	$—	$—	$925,885
Investment in debt securities held-to-maturity	$71,706	$—	$70,953	$—
Investment in beneficial interests	$127,474	$—	$—	$106,044
Investment in Manager	$869	$—	$—	$3,422
Investment in AS Ajax E LLC	$433	$—	$567	$—
Investment in Ajax E Master Trust	$2,159	$—	$2,159	$—
Investment in GAFS, including warrants	$2,680	$—	$—	$3,980
Investment in Gaea	$23,680	$—	$—	$24,541
Investment in Loan pool LLCs	$207	$—	$—	$721
Financial liabilities
Secured borrowings, net	$438,402	$—	$395,351	$—
Borrowings under repurchase transactions	$413,125	$—	$413,125	$—
Convertible senior notes, net	$103,516	$100,825	$—	$—
Notes payable, net	$106,414	$—	$105,697	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

		Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$989,084	$—	$—	$971,069
Investment in beneficial interests	$134,552	$—	$—	$134,552
Investment in Manager	$921	$—	$—	$10,093
Investment in AS Ajax E LLC	$453	$—	$606	$—
Investment in Ajax E Master Trust	$2,208	$—	$2,272	$—
Investment in GAFS, including warrants	$2,041	$—	$—	$3,320
Investment in Gaea	$24,339	$—	$—	$22,119
Investment in Loan pool LLCs	$223	$—	$—	$707
Financial liabilities
Secured borrowings, net	$467,205	$—	$421,680	$—
Borrowings under repurchase agreement	$445,855	$—	$445,855	$—
Convertible senior notes, net	$104,256	$100,084	$—	$—
Notes payable, net	$106,046	$—	$107,327	$—

Non-financial assets

The fair value of property held-for-sale is determined using the lower of its acquisition cost ("cost") or net realizable value. Net realizable value is determined based on BPOs, appraisals, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 ($ in thousands):

			Level 1	Level 2	Level 3
June 30, 2023	Carrying value	Six months ended fair value adjustment recognized in the consolidated statements of operations	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$3,745	$(796)	$—	$—	$3,745

			Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Fair value adjustment recognized in the consolidated statements of operations	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,333	$(376)	$—	$—	$6,333

Note 7 — Affiliates

Unconsolidated Affiliates

At both June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022, the Company had ownership interests in five affiliated entities accounted for under the equity method of accounting.

The accompanying notes are an integral part of the consolidated interim financial statements.

At both June 30, 2023 and December 31, 2022, the Company’s ownership interest in the Manager, a privately held company for which there is no public market for its securities, was approximately 19.8%. The Company accounts for its ownership interest in the Manager using the equity method.

At June 30, 2023 and December 31, 2022, the Company's ownership interest was approximately 9.6% and 8.0% in GAFS, respectively. The Company accounts for its investment in GAFS using the equity method.

At both June 30, 2023 and December 31, 2022, the Company owned approximately 22.0% of Gaea. The Company accounts for its ownership interest in Gaea using the equity method.

At both June 30, 2023 and December 31, 2022, the Company’s ownership interest in AS Ajax E LLC, a Delaware trust formed to own residential mortgage loans and residential real estate assets, was approximately 16.5%. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. The Company accounts for its ownership interest using the equity method.

At both June 30, 2023 and December 31, 2022, the Company’s ownership interest was approximately 40.0% in one loan pool LLC managed by the Servicer, which hold investments in RPLs and NPLs. The Company accounts for its ownership interest using the equity method.

The table below shows the net income/(loss), assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended June 30,		Six months ended June 30,
Net income/(loss) at 100%	2023	2022	2023	2022
AS Ajax E LLC	$56	$21	$122	$40
Loan pool LLCs	$(16)	$(12)	$(40)	$(32)
Thetis Asset Management LLC	$(147)	$(357)	$(136)	$(563)
Great Ajax FS LLC	$(211)	$(2,119)	$(974)	$(3,276)
Gaea Real Estate Corp.	$(1,227)	$(644)	$(2,332)	$(453)

	June 30, 2023		December 31, 2022
Assets and liabilities at 100%	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$2,708	$1	$2,837	$2
Loan pool LLCs	$1,200	$200	$1,201	$161
Thetis Asset Management LLC	$5,311	$1,573	$6,948	$2,661
Great Ajax FS LLC	$77,753	$65,558	$78,375	$66,324
Gaea Real Estate Corp.	$163,161	$62,040	$162,933	$58,185

The accompanying notes are an integral part of the consolidated interim financial statements.

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended June 30,		Six months ended June 30,
Net income/(loss) at the Company's share	2023	2022	2023	2022
AS Ajax E LLC	$9	$4	$20	$7
Loan pool LLCs	$(6)	$(5)	$(16)	$(13)
Thetis Asset Management LLC	$(29)	$(71)	$(27)	$(112)
Great Ajax FS LLC	$(20)	$(170)	$(87)	$(263)
Gaea Real Estate Corp.	$(270)	$(143)	$(513)	$(101)

	June 30, 2023		December 31, 2022
Assets and liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$446	$—	$467	$—
Loan pool LLCs	$480	$80	$480	$64
Thetis Asset Management LLC	$1,052	$312	$1,376	$527
Great Ajax FS LLC	$7,456	$6,286	$6,270	$5,306
Gaea Real Estate Corp.	$35,879	$13,643	$35,894	$12,818

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. At both June 30, 2023 and December 31, 2022, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. At both June 30, 2023 and December 31, 2022, the Company held a 50.0% ownership in the remaining loans held by 2017-D. Great Ajax II REIT wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. At both June 30, 2023 and December 31, 2022, Great Ajax II REIT was 99.9% owned by the Company. Similarly, as of June 30, 2023 and December 31, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E.

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

At June 30, 2023, the Company had a commitment to purchase, subject to due diligence, one NPL secured by a single-family residence with aggregated UPB of $0.2 million. See Note 15 — Subsequent Events, for remaining open acquisitions as of the filing date.

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

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. Of the 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock, the Company repurchased and retired during the year ended December 31, 2022, 768,519 shares of its series A preferred stock and 231,481 shares of its series B preferred stock were repurchased and retired during the three and six months ended June 30, 2022. The series A and series B preferred stock were repurchased for an aggregate of $24.5 million at an average price of $24.50 per share, representing a discount of approximately 2.0% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $2.5 million of preferred stock discount during the three and six months ended June 30, 2022. There was no repurchase of preferred stock during the three and six months ended June 30, 2023. Also during the year ended December 31, 2022, the Company repurchased and retired 4,549,328 of the outstanding warrants for $35.0 million. Of the 4,549,328 warrants the Company repurchased and retired during the year ended December 31, 2022, 1,250,000 warrants were repurchased and retired during the three and six months ended June 30, 2022 for $9.2 million. No warrants were repurchased during the three and six months ended June 30, 2023. The remaining liability on the consolidated balance sheet at June 30, 2023 for the present value of the put liability on the remaining outstanding warrants is $15.6 million, representing the fair value of the put liability at the balance sheet date. The Company is accreting the amount of the liability under the effective interest method to its expected future put value of $15.7 million and marks the obligation to market through earnings. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of operations. The following table sets forth the details of the Company's put option liability ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning balance	$13,775	$26,867	$12,153	$23,667
Fair value adjustments during the period	1,839	3,595	3,461	6,795
Repurchases	—	(5,628)	—	(5,628)
Ending balance	$15,614	$24,834	$15,614	$24,834

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The Company has also entered into four repurchase facilities as of June 30, 2023 substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are bonds retained from the Company's securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. The Company has effective control over

The accompanying notes are an integral part of the consolidated interim financial statements.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	June 30, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Barclays - bonds(1)		$99,385	$142,064		6.79%
A Bonds	July 3, 2023	11,796	17,280		6.39%
	July 22, 2023	22,485	30,220		6.54%
	July 26, 2023	26,499	34,837		6.97%
	November 3, 2023	11,007	14,359		6.52%
	November 22, 2023	2,181	3,484		6.69%
B Bonds	July 21, 2023	146	160		6.48%
	July 26, 2023	2,969	5,100		7.37%
	September 13, 2023	12,955	20,169		6.99%
	November 3, 2023	3,572	6,329		7.34%
	November 22, 2023	4,365	7,628		7.29%
M Bonds	November 3, 2023	295	523		6.69%
	November 22, 2023	1,115	1,975		6.89%
Nomura - bonds(1)		$35,437	$52,838		6.76%
A Bonds	July 21, 2023	540	715		6.63%
	August 15, 2023	6,233	8,861		6.64%
	September 22, 2023	10,835	15,800		6.77%
	September 29, 2023	7,223	9,338		6.41%
B Bonds	July 21, 2023	2,782	4,465		7.04%
	August 15, 2023	3,002	5,131		7.04%
	September 22, 2023	3,790	6,416		7.17%
M Bonds	September 29, 2023	1,032	2,112		6.79%
JP Morgan - bonds(1)		$58,578	$86,504		6.45%
A Bonds	September 1, 2023	10,403	13,903		6.53%
	September 19, 2023	20,778	28,499		6.30%
B Bonds	July 21, 2023	1,636	2,643		6.81%
	August 1, 2023	6,612	11,174		6.84%
M Bonds	July 24, 2023	3,309	6,626		6.42%
	September 1, 2023	509	879		6.83%
	October 6, 2023	15,331	22,780		6.39%
JP Morgan - loans(2)	July 10, 2023	$10,705	$15,993		7.65%
Nomura - loans(3)	October 5, 2023	$209,020	$288,610		7.50%
Totals/weighted averages		$413,125	$586,009	(4)	7.12%

The accompanying notes are an integral part of the consolidated interim financial statements.

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of June 30, 2023.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of June 30, 2023 was $150.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of June 30, 2023 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company's balance sheet for GAAP as of June 30, 2023.

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

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of June 30, 2023 and December 31, 2022, the Company had $5.7 million and $5.2 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in

The accompanying notes are an integral part of the consolidated interim financial statements.

Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	June 30, 2023	December 31, 2022
Gross amount of recognized liabilities	$413,125	$445,855
Gross amount of loans and securities pledged as collateral	580,266	628,187
Other prepaid collateral	5,743	5,152
Net collateral amount	$172,884	$187,484

Secured Borrowings

From its inception (January 30, 2014) to June 30, 2023, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at June 30, 2023. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at June 30, 2023.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at June 30, 2023. The Company’s rated secured borrowings are designated in the table below.

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

The following table sets forth the original terms of notes from the Company's secured borrowings outstanding at June 30, 2023 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at June 30, 2023 and December 31, 2022, and the securitization cutoff date ($ in thousands):

	Balances at June 30, 2023				Balances at December 31, 2022				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$100,737	$71,903		140%	$105,387	$76,016		139%	$193,301	$156,670
2019-F	101,317	62,147		163%	105,102	66,522		158%	170,876	127,673
2020-B	104,025	66,758		156%	107,011	70,339		152%	156,468	114,534
2021-A	132,559	107,718		123%	138,006	113,929		121%	206,506	175,116
2021-B	213,620	133,723		160%	220,320	145,073		152%	287,882	215,912
	$652,258	$442,249	(1)	147%	$675,826	$471,879	(1)	143%	$1,015,033	$789,905

(1)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $3.8 million and $4.7 million as of June 30, 2023 and December 31, 2022.
Notes

2024 Notes (Convertible Senior Notes)

At June 30, 2023 and December 31, 2022, the Company's 2024 Notes had carrying values of $103.5 million and $104.3 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of June 30, 2023, the amount by which the if-converted value falls short of the principal value for the entire series is $59.3 million.

At June 30, 2023, the outstanding aggregate principal amount of the 2024 Notes was $103.5 million, and discount and deferred expenses were zero. At December 31, 2022, the outstanding aggregate principal amount of the 2024 Notes was $104.5 million, and discount and deferred expenses were $0.3 million. During the three and six months ended June 30, 2023, the Company recognized interest expense on its outstanding 2024 Notes of $1.9 million and $4.0 million, respectively, which includes $0.1 million and $0.3 million of amortization of discount and deferred expenses, respectively. During the three and six months ended June 30, 2022, the Company recognized interest expense on its outstanding convertible 2024 Notes of $2.1 million and $4.2 million, respectively, which includes $0.2 million and $0.4 million of amortization of discount and deferred expenses, respectively. The effective interest rates of the 2024 Notes for the three months ended June 30, 2023 and June 30, 2022 were 7.51% and 8.04%, respectively.

During the first quarter of 2023, the Company completed a repurchase of $1.0 million aggregate principal of its 2024 Notes for a total purchase price of $1.0 million. There were no 2024 Notes repurchases during the second quarter of 2023. During the second quarter of 2022, the Company completed a repurchase of $0.1 million aggregate principal of its 2024 Notes for a total purchase price of $0.1 million. There were no 2024 Notes repurchases during the first quarter of 2022.

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

2027 Notes (Unsecured Notes)

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and are included in the Company's liabilities in its consolidated balance sheet at June 30, 2023. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes.

At June 30, 2023, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $3.6 million. At December 31, 2022, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $4.0 million. During the three and six months ended June 30, 2023, the Company recognized interest expense on the 2027 Notes of $2.7 million and $5.3 million, respectively, which includes $0.2 million and $0.4 million of amortization of discount and deferred expenses, respectively. The effective interest rate for the 2027 Notes for the three months ended June 30, 2023 was 9.98%.

The following table summarizes the Company's long term maturities ($ in thousands):

Year	Debt instrument	As of June 30, 2023
2024	2024 Notes (Convertible Senior Notes)	$103,516
2025		$—
2026		$—
2027	2027 Notes (Unsecured Notes)	$110,000
2028		$—

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 10 — Related Party Transactions

The Company’s consolidated statements of operations included the following significant related party transactions ($ in thousands):

			Three months ended June 30,
Transaction	Consolidated Statement of Operations location	Counterparty	2023	2022
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$4,480	$4,855
Management fee	Related party expense – management fee	Manager	$2,001	$2,363
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$1,827	$2,006
Affiliate loan interest income	Interest income	Servicer	$137	$67
Income from equity investment	Loss from investments in affiliates	AS Ajax E LLC	$9	$4
Loss from equity investment	Loss from investments in affiliates	Loan pool LLCs	$(6)	$(5)
Loss from equity investment	Loss from investments in affiliates	Servicer	$(20)	$(170)
Loss from equity investment	Loss from investments in affiliates	Manager	$(29)	$(71)
Loss from equity investment	Loss from investments in affiliates	Gaea	$(270)	$(143)
Loss from joint venture re-securitization on beneficial interests	Loss on joint venture refinancing on beneficial interests	Various non-consolidated joint ventures	$(8,814)	$(2,142)

			Six months ended June 30,
Transaction	Consolidated Statement of Operations location	Counterparty	2023	2022
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$9,050	$12,075
Management fee	Related party expense – management fee	Manager	$3,829	$4,656
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$3,687	$4,097
Affiliate loan interest income	Interest income	Servicer	$202	$134
Income from equity investment	Loss from investments in affiliates	AS Ajax E LLC	$20	$7
Loss from equity investment	Loss from investments in affiliates	Loan pool LLCs	$(16)	$(13)
Loss from equity investment	Loss from investments in affiliates	Manager	$(27)	$(112)
Loss from equity investment	Loss from investments in affiliates	Servicer	$(87)	$(263)
Loss from equity investment	Loss from investments in affiliates	Gaea	$(513)	$(101)
Loss from joint venture re-securitization on beneficial interests	Loss on joint venture refinancing on beneficial interests	Various non-consolidated joint ventures	$(9,809)	$(6,115)

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

Transaction	Consolidated Balance Sheet location	Counterparty	As of June 30, 2023
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$127,474
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$10,035
Receivables from Servicer	Receivable from servicer	Servicer	$7,514
Management fee payable	Management fee payable	Manager	$1,999
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$90

Transaction	Consolidated Balance Sheet location	Counterparty	As of December 31, 2022
Investment in beneficial interests	Investment in beneficial interests	Various non-consolidated joint ventures	$134,552
Receivables from Servicer	Receivable from servicer	Servicer	$7,450
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$1,869
Management fee payable	Management fee payable	Manager	$1,720
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$101

The Company acquires debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issue senior notes and beneficial interests and in certain transactions, the joint ventures also issue subordinated notes. As of June 30, 2023, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $142.1 million, $71.7 million and $127.5 million, respectively. As of December 31, 2022, the investments in debt securities AFS and beneficial interests were carried on the Company's consolidated balance sheet at $257.1 million and $134.6 million, respectively.

During the second quarter of 2023, the Company recorded an other than temporary impairment of $8.8 million on its beneficial interests due to the refinancing of eight joint ventures that were redeemed or partially paid down and the underlying loans were re-securitized to form 2023-B and -C. The $8.8 million was recorded on the Company's consolidated statements of operations and became a realized loss when the transactions closed during the third quarter of 2023. Although the Company retained approximately a proportionate investment in the securities issued by 2023-B and -C, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the eight joint ventures to 2023-B and -C.

During the first quarter of 2023, the Company re-securitized 2019-E, -G and -H. The re-securitization resulted in a loss of $1.0 million on its beneficial interests in 2019-H. Although the Company retained a proportionate interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans to 2023-A.

During the first quarter of 2022, the Company recorded an other than temporary impairment of $4.0 million on its beneficial interests in 2018-D and -G when the underlying mortgage loans were re-securitized into 2022-A. The loss became a realized loss when the transaction closed in the second quarter of 2022. Also, during the second quarter of 2022, the Company recorded a loss of $2.1 million on its beneficial interests in 2019-A and -B when the underlying mortgage loans were re-securitized into 2022-B. Although the Company retained a proportionate interest in the underlying mortgage loans and related cash flows in the new trusts, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans to 2022-A and 2022-B.

During April 2023, the Company purchased two residential RPLs from a legacy entity for $0.2 million with UPB of $0.3 million and collateral value of $0.5 million. The loans are included in Mortgage loans held-for-investment, net on the Company's consolidated balance sheets.

The accompanying notes are an integral part of the consolidated interim financial statements.

During February 2023, the Company purchased one residential RPL from the Servicer for $0.2 million with UPB of $0.2 million and collateral value of $0.4 million. The loans are included in Mortgage loans held-for-investment, net on the Company's consolidated balance sheets.

During January 2023, the Company contributed an additional $0.7 million equity interest in GAFS. As of June 30, 2023 and December 31, 2022, the Company's ownership of GAFS was 9.6% and 8.0%, respectively. The Company accounts for its investment using the equity method.

On December 9, 2021, the Company became a party to a promissory note with the Servicer under which the Servicer can borrow up to $3.5 million on a revolving line of credit from the Company. Interest on the arrangement accrues at 7.2% annually. On December 14, 2022, the Servicer exchanged 361,912 of the Company's shares of common stock to paydown $2.8 million of the outstanding debt and the Servicer can borrow up to $2.0 million. At June 30, 2023 and December 31, 2022, the amount outstanding on the note and interest was $2.0 million and $0.7 million, respectively.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the sale of REO properties from certain of the Company’s joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At June 30, 2023 and December 31, 2022, the Company had $8.0 million and $1.1 million advances outstanding to the Servicer, respectively. Interest on the arrangement accrues at 7.2% annually.

During November 2019 and January 2022, Gaea completed two private capital raises and has raised a total of $96.3 million and issued 6,247,794 shares of its common stock and warrants to third parties to advance its investment strategy. The Company has a total investment of $25.5 million in Gaea and has received 1,704,436 shares of common stock and 371,103 warrants. At both June 30, 2023 and December 31, 2022, the Company owned approximately 22.0% of Gaea with third party investors owning the remaining 78.0%. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. During the year ended December 31, 2020, one of the loan pool LLCs sold its remaining loans. Also, during the year ended December 31, 2022, another one of the loan pool LLCs sold its remaining loans to the Company for a purchase price of $0.3 million and UPB of $0.4 million. At both June 30, 2023 and December 31, 2022, the Company’s ownership interest was approximately 40.0% in one loan pool LLC managed by the Servicer. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and other residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At both June 30, 2023 and December 31, 2022, the Company’s ownership interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock paid out of taxable income and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock paid out of taxable income, special cash dividends on its common stock paid out of taxable income and increase in book value within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee is payable in shares of the Company’s common stock at its discretion and any until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company's common stock and 80% of the remaining incentive fee is payable in cash. Notwithstanding the foregoing, the Company may elect to pay the incentive fee entirely in cash at its discretion. During the three and six months ended June 30, 2023, the Company did not record an incentive fee payable to the Manager. Comparatively, during the three and six months ended June 30, 2022, the Company recorded an incentive fee of $0.1 million and $0.3 million, respectively, of which none was settled in shares of its common stock.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base management fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. The Company recognized a base management fee to the Manager for the three and six months ended June 30, 2023 of $2.0 million and $3.8 million, respectively, of which zero was settled in shares of its common stock. Comparatively, for the three and six months ended June 30, 2022, the Company recognized a base management fee of $2.2 million and $4.5 million, respectively. For the three months ended June 30, 2022, the Company issued zero shares of its common stock; however, for the six months ended June 30, 2022, 39,558 shares of its common stock were issued in satisfaction of a component of the base management fee for the fourth quarter of 2021 that was approved by the Board during the first quarter of 2022.

During the three and six months ended June 30, 2023, the Company recorded no incentive fee. Comparatively, during the three and six months ended June 30, 2022, the Company recorded an incentive fee of $0.1 million and $0.3 million, respectively, of which none was settled in shares of its common stock.

Additionally, each of the Company’s independent directors received an annual retainer of $140,000, payable quarterly, 50% of which is payable in shares of the Company's common stock and 50% in cash. However, the Company has the option to pay the annual retainer with up to 100% in cash at its discretion, and pay the remainder in shares of its common stock. The chairpersons of the Compensation and Corporate Governance committees each received an annual retainer of $15,000, payable quarterly, 100% in cash. The chairperson of the Audit committee received an annual fee of $20,000, payable quarterly, 100% in cash.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the three months ended June 30,
	2023			2022
	Number of shares	Amount of expense recognized		Number of shares	Amount of expense recognized
Independent director fees	—	$—	(1)	9,585	$87
Totals	—	$—		9,585	$87

(1)Independent director fees for the three months ended June 30, 2023, will be settled 100% in cash.

The accompanying notes are an integral part of the consolidated interim financial statements.

	For the six months ended June 30,
	2023		2022
	Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized
Independent director fees	13,020	$88	17,350	$175
Management fees	—	—	39,558	—	(1)
Totals	13,020	$88	56,908	$175

(1)Management fees for the six months ended June 30, 2022, were fully expensed during the fourth quarter of 2021, the period in which the services were provided. However, the shares associated with these services were approved and issued by the Board during the first quarter of 2022.

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. The Company granted 22,459 and 25,459 shares of its common stock in the three and six months ended June 30, 2023, respectively, which have vesting periods of up to four years. Comparatively, the Company granted 21,500 and 44,265 shares of its common stock to employees of its Manager and Servicer in the three and six months ended June 30, 2022, respectively, which have vesting periods of up to four years. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

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

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth in the table below:

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Six months ended June 30, 2022
December 31, 2021 outstanding unvested share grants	228,365		$12.00	8,000		$12.60
Shares vested	—		—	—		—
Shares forfeited	(17,335)		11.93	—		—
Shares granted	22,765		11.42	—		—
March 31, 2022 outstanding unvested share grants	233,795		$11.95	8,000		$12.60
Shares vested	—		—	(8,000)		12.60
Shares forfeited	(17,668)		11.88	—		—
Shares granted	21,500		10.50	—		—
June 30, 2022 outstanding unvested share grants	237,627	(1)	$11.82	—	(2)	$—

(1)Weighted average remaining life of unvested shares for employee and service provider grants at June 30, 2022 is 2.3 years.
(2)Director shares were fully vested at June 30, 2022.

The accompanying notes are an integral part of the consolidated interim financial statements.

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Six months ended June 30, 2023
December 31, 2022 outstanding unvested share grants	310,262		$10.98	—		$—
Shares vested	(30,515)		11.56	—		—
Shares forfeited	(5,668)		10.30	—		—
Shares granted	3,000		7.34	25,000		7.15
March 31, 2023 outstanding unvested share grants	277,079		$10.88	25,000		$7.15
Shares vested	(9,475)		11.25	—		—
Shares forfeited	(7,084)		11.16	—		—
Shares granted	22,459		6.50	—		—
June 30, 2023 outstanding unvested share grants	282,979	(1)	$10.52	25,000	(2)	$7.15

(1)Weighted average remaining life of unvested shares for employee and service provider grants at June 30, 2023 is 2.0 years.
(2)Weighted average remaining life of unvested shares for director grants at June 30, 2023 is 1.7 years.

The following table presents the expenses for the Company's restricted stock plan ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted stock grants	$284	$268	$801	$493
Director grants	7	8	14	33
Total expenses for plan grants	$291	$276	$815	$526

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

For the three and six months ended June 30, 2023, the Company had consolidated taxable income of $0.1 million and $1.8 million, respectively, and income tax expense of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2022, the Company had consolidated taxable income of $9.8 million and $21.0 million, respectively, and income tax expense of $0.3 million and $0.2 million, respectively. As of June 30, 2023 and 2022, the Company recognized a deferred tax asset of $0.5 million and $1.2 million, respectively.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net loss attributable to common stockholders	$(12,034)	23,250,725		$(9,181)	22,754,553
Allocation of loss to participating restricted shares	161	—		103	—
Consolidated net loss attributable to unrestricted common stockholders	$(11,873)	23,250,725	$(0.51)	$(9,078)	22,754,553	$(0.40)
Effect of dilutive securities(1,2)
Restricted stock grants and director fee shares(3)	(161)	314,626		—	—
Diluted EPS
Consolidated net loss attributable to common stockholders and dilutive securities	$(12,034)	23,565,351	$(0.51)	$(9,078)	22,754,553	$(0.40)

(1)The Company's outstanding warrants for an additional 1,950,672 and 5,250,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended June 30, 2023 and 2022, respectively, and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the three months ended June 30, 2023 and 2022 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the three months ended June 30, 2022 would have been anti-dilutive and have been removed from the calculation.

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net loss attributable to common stockholders	$(19,975)	23,087,717		$(5,595)	22,837,971
Allocation of loss to participating restricted shares	272	—		65	—
Consolidated net loss attributable to unrestricted common stockholders	$(19,703)	23,087,717	$(0.85)	$(5,530)	22,837,971	$(0.24)
Effect of dilutive securities(1,2)
Restricted stock grants and Manager and director fee shares(3)	—	—		(65)	268,090
Diluted EPS
Consolidated net loss attributable to common stockholders and dilutive securities	$(19,703)	23,087,717	$(0.85)	$(5,595)	23,106,061	$(0.24)

(1)The Company's outstanding warrants for an additional 1,950,672 and 5,250,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the six months ended June 30, 2023 and 2022, respectively, and have not been included in the calculation.

The accompanying notes are an integral part of the consolidated interim financial statements.

(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the six months ended June 30, 2023 and 2022 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the three months ended June 30, 2023 would have been anti-dilutive and have been removed from the calculation.

Note 14 — Equity

Common Stock

As of June 30, 2023 and December 31, 2022, the Company had 23,627,677 and 23,130,956 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

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

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. Of the $8.2 million recognized, $2.5 million was recognized during both the three and six months ended June 30, 2022. There was no repurchase of preferred stock in either the three or six months ended June 30, 2023.

At both June 30, 2023 and December 31, 2022, the Company had 424,949 shares of Series A preferred stock and 1,135,590 shares of Series B preferred stock outstanding. There were 25,000,000 shares, cumulative for all series, authorized as of both June 30, 2023 and December 31, 2022.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

As of June 30, 2023, the Company held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of the Company's shares previously held by its Manager, 361,912 shares received through its Servicer and 525,039 shares acquired through open market purchases. As of December 31, 2022, the Company held 1,031,609 shares of treasury stock consisting of 144,658 shares received through distributions of the Company's shares previously held by its Manager, 361,912 shares received through its Servicer and 525,039 shares acquired through open market purchases.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. The Company issued zero shares during the three and six months ended June 30, 2023. Comparatively, during the three and six months ended June 30, 2022, 8,100 and 17,839 shares were issued, respectively, under the plan for total proceeds of approximately $0.1 million and $0.2 million, respectively.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three and six months ended June 30, 2023, 94,012 and 439,590 shares were sold, respectively, under the At the Market program for total net proceeds of approximately $0.5 million and $3.0 million, respectively. Comparatively, during the three and six months ended June 30, 2022, no shares were sold under the At the Market program. The Company is deploying the net proceeds to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

The accompanying notes are an integral part of the consolidated interim financial statements.

Accumulated Other Comprehensive Loss

The Company recognizes unrealized gains or losses on its investment in debt securities AFS as components of other comprehensive loss. Additionally, other comprehensive loss includes unrealized gains or losses associated with the transfer of the Company's investment in debt securities from AFS to HTM. These amounts are subsequently amortized from other comprehensive loss into earnings over the same period as the related unamortized discount. Total accumulated other comprehensive loss on the Company’s balance sheet at June 30, 2023 and December 31, 2022 was as follows ($ in thousands):

Investments in securities:	June 30, 2023	December 31, 2022
Unrealized losses on debt securities available-for-sale	$(11,760)	$(25,649)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(7,770)	—
Accumulated other comprehensive loss	$(19,530)	$(25,649)

Non-controlling Interest

At both June 30, 2023 and December 31, 2022, the Company had non-controlling interests attributable to ownership interests for three legal entities.

At both June 30, 2023 and December 31, 2022, the Company's ownership interest is approximately 53.1% of AS Ajax E II and it consolidates the assets, liabilities, revenues and expenses of the entity.

At both June 30, 2023 and December 31, 2022, the Company's ownership interest is approximately 50.0% of 2017-D and it consolidates the assets, liabilities, revenues and expenses of the trust.

At both June 30, 2023 and December 31, 2022, the Company's ownership interest is approximately 99.9% of Great Ajax II REIT and it consolidates the assets, liabilities, revenues and expenses of the entity.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers from non-controlling interest ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Decrease from the distribution of 2017-D	$—	$(14)	$—	$(833)
Change in non-controlling interest	$—	$(14)	$—	$(833)

Note 15 — Subsequent Events

Since June 30, 2023, the Company has acquired one residential NPL in one transaction from a single seller with aggregate UPB of $0.2 million and coupon of 8.38%. The purchase price of the NPL was 94.0% of UPB and 63.8% of the estimated market value of the underlying collateral of $0.3 million.

The Company has agreed to acquire, subject to due diligence, one residential RPL in one transaction with aggregate UPB of $0.2 million and coupon of 5.75%. The purchase price of the residential RPL is 80.0% of UPB and 55.0% of the estimated market value of the underlying collateral of $0.3 million.

On July 11, 2023, the Company sold an unrated Class A senior bond in one of its joint ventures and recognized a loss of $0.4 million. A cumulative $0.4 million of this loss was already reflected in the Company's book value calculation through Accumulated other comprehensive loss at June 30, 2023. This cumulative loss was reclassified to loss on sale of securities on the sale date.

On July 24, 2023, with an accredited institutional investor the Company refinanced various joint ventures into Ajax Mortgage Loan Trust 2023-B ("2023-B") and retained $20.7 million or 20.0% of varying classes of securities and equity. 2023-B acquired 571 RPLs and NPLs with UPB of $121.7 million and an aggregate property value of $252.2 million. The senior securities represent 75.0% of the UPB of the underlying mortgage loans and carry a 4.25% coupon. Based on the structure of the transactions, the Company does not consolidate 2023-B under U.S. GAAP.

The accompanying notes are an integral part of the consolidated interim financial statements.

On July 24, 2023, with an accredited institutional investor the Company refinanced various joint ventures into Ajax Mortgage Loan Trust 2023-C ("2023-C") and retained $36.1 million or 20.0% of varying classes of agency rated securities and equity. 2023-C acquired 1,171 RPLs and NPLs with UPB of $203.6 million and an aggregate property value of $459.1 million. The AAA through A rated securities represent 72.4% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.45%. Based on the structure of the transactions, the Company does not consolidate 2023-C under U.S. GAAP.

On August 3, 2023, the Company’s Board of Directors declared a cash dividend of $0.20 per share to be paid on August 31, 2023 to stockholders of record as of August 15, 2023.

The accompanying notes are an integral part of the consolidated interim financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report, including those concerning our pending merger with EFC, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

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
•our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and
•our failure to close the pending merger or developments on its expected terms.

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

Our Operating Partnership, through interests in certain entities as of June 30, 2023, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of June 30, 2023, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and we have determined that we are the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At June 30, 2023, we owned approximately 22.0% of Gaea. We account for our investment in Gaea under the equity method.

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

Merger

On June 30, 2023, we, Ellington Financial Inc., a Delaware corporation (“EFC”) and EF Acquisition I LLC, a Maryland limited liability company and a direct, wholly-owned subsidiary of EFC (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the terms and conditions therein, we will be merged with and into Merger Sub, with Merger Sub remaining as a wholly-owned subsidiary of EFC (such surviving company, the “Surviving Company,” and such transaction, the “Merger”). Following the consummation of the Merger, the Surviving Company will be contributed to Ellington Financial Operating Partnership LLC, a Delaware limited liability company and EFC’s operating partnership subsidiary (the “EFC OP”), in exchange for limited liability company interests in the EFC OP. Our Board of Directors and the board of directors of EFC have unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), all of the property, assets, rights, privileges, immunities, purposes, powers and franchises of each of our and Merger Sub will transfer to, vest in, and devolve on the Surviving Company without further act or deed, reversion or impairment, and all debts, obligations and liabilities of each of our and Merger Sub will become the debts, obligations and liabilities of the Surviving Company (including those related to 2024 Notes and the 2027 Notes. In addition, at the Effective Time, each share of common stock, par value $0.01 per share, of our issued and outstanding immediately prior to the Effective Time (excluding any shares held by EFC or Merger Sub or by any wholly owned subsidiary of EFC, Merger Sub or the Company) will automatically be converted into the right to receive from EFC:

•a number of newly and validly issued, fully-paid and nonassessable shares of common stock, $0.001 par value per share, of EFC based on a fixed exchange ratio of 0.5308, subject to adjustment as provided in the Merger Agreement, including for certain dilutive or accretive share issuances by us or EFC prior to the Effective Time; and
•if applicable, that amount of cash equal to the Contingent Cash Purchase Price (as defined below) divided by the aggregate number of shares of our common stock and Restricted Shares (as defined below) entitled to receive the Merger Consideration (collectively, the “Merger Consideration”).

The “Contingent Cash Purchase Price” is an amount of cash that EFC has agreed, pursuant to the Merger Agreement, to pay to holders of our common stock depending upon certain potential repurchases of our securities prior to the closing of the Merger (“Closing”) on certain terms set forth in the Merger Agreement.

Each share of our common stock issued under the Director Plan and the 2016 Plan that is unvested and/or subject to a repurchase option or obligation, risk of forfeiture or other lapse restriction (each, a “Restricted Share”) that is issued and outstanding as of immediately prior to the Effective Time, will, as of immediately prior to the Effective Time, become fully vested and all restrictions and limitations with respect thereto will lapse as of immediately prior to the Effective Time, and each Restricted Share will, as of the Effective Time, automatically and without any action on the part of the holder thereof, be considered outstanding for all purposes of the Merger Agreement, including the right to receive the Merger Consideration.

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of June 30, 2023 and December 31, 2022 ($ in millions):

	June 30, 2023	December 31, 2022
Residential RPLs	$855.0	$872.9
Residential NPLs	98.4	105.1
SBC loans	7.9	11.1
Real estate owned properties, net	3.7	6.3
Investments in securities available-for-sale	142.1	257.1
Investments in securities held-to-maturity	71.7	—
Investments in beneficial interests	127.5	134.6
Total mortgage related assets	$1,306.3	$1,387.1

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

In February, March, May and July 2023, the U.S. Federal Reserve (the "Fed") raised its benchmark federal-funds rate by a quarter of a percentage point for each month respectively, for a year to date increase of 1.00 point. The Fed signaled that further rate increases are possible over the course of the year in response to the elevated level of inflation in the United States. Although inflation has eased somewhat over the past few months, it is still unclear how much the Fed will further increase interest rates to bring inflation down to its 2.00% target. According to Freddie Mac, the 30-year fixed rate mortgage rate increased to an average of 6.81% for the week of July 27, 2023, from 5.30% for the year earlier period.(1)

Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans.

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
•rising home prices has triggered significant NPL borrower re-performance extending duration;
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

We believe that investments in residential RPLs and NPLs with positive equity provide a good investment value. As a result, we are currently focused on acquiring pools of RPLs and NPLs, at attractive prices. Through our Servicer, we work with our borrowers to improve their payment records. Once there is a period of continued performance, we expect that borrowers will typically refinance these loans at or near the estimated value of the underlying property. Rising mortgage rates, however, have reduced supply of residential mortgage loans.

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

We also believe that banks that have deposit outflows due to rising interest rates and significant commercial real estate loan exposure will begin to sell certain SBC loans to dispose of their inventory. Additionally, many NPL buyers are now interested in reducing their investment duration and are selling RPLs.

(1)Freddie Mac Primary Mortgage Market Survey, U.S. weekly averages as of July 27, 2023 and as of July 28, 2022.

Factors That May Affect Our Operating Results

Acquisitions. Our operating results depend heavily on sourcing residential RPLs and SBC loans and, when attractive opportunities are identified, NPLs. We believe that there is generally a large supply of RPLs available to us for acquisition and we believe the available supply provides for a steady acquisition pipeline of assets since large institutions are active sellers in the market. However, we expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of loans not acquired typically constitutes a small portion of a particular portfolio. In any case where we do not acquire the full portfolio, we make appropriate adjustments to the applicable purchase price. Also, acquisitions are lower primarily due to reduced supply.

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

Results of Operations

Quarter Overview

Key items for the three months ended June 30, 2023 include:

•Interest income of $18.3 million; net interest income of $3.3 million
•Net loss attributable to common stockholders of $(12.0) million
•Operating loss of $(2.5) million
•Earnings per share ("EPS") per basic common share was a loss of $(0.51)
•Operating loss per basic common share of $(0.11)
•Taxable loss of $(0.02) per share attributable to common stockholders after payment of dividends on our preferred stock
•Book value per common share of $11.86 at June 30, 2023
•Collected total cash of $49.5 million, from loan payments, sales of REO and collections from investments in debt securities and beneficial interests
•Held $40.3 million of cash and cash equivalents at June 30, 2023; average daily cash balance for the quarter was $43.6 million
•As of June 30, 2023, approximately 82.1% of our portfolio (based on unpaid principal balance ("UPB") at the time of acquisition) made at least 12 out of the last 12 payments
•On June 30, 2023, we entered into a Merger Agreement with EFC (NYSE: EFC), pursuant to which, subject to the terms and conditions therein, we will be merged with and into a subsidiary of EFC

We generated a consolidated net loss attributable to common stockholders under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP") for the three months ended June 30, 2023 of $(12.0) million or $(0.51) per common share after preferred dividends, and Operating loss of $(2.5) million or $(0.11) per common share. Operating income is a non-GAAP financial measure which adjusts GAAP earnings by removing gains and losses as well as certain other non-core income and expenses and preferred dividends. We consider Operating income a useful measure for comparing the results of our ongoing operations over multiple quarters. Comparatively, our GAAP consolidated net income attributable to common stockholders for the three months ended June 30, 2022 was $(9.2) million, or $(0.40) per common share, and Operating income was $6.0 million, or $0.26 per common share.

At June 30, 2023, our book value decreased to $11.86 per common share from $13.00 at December 31, 2022, driven by dividends on our common stock of $10.6 million and the year to date net loss attributable to common stockholders of $20.0 million, partially offset by the effect of mark to market net gain adjustments of $2.9 million on our investments in debt securities AFS and amortization of $3.2 million of unrealized losses on our investments in debt securities AFS transferred to HTM.

Table 1: Results of Operations

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
INCOME
Interest income	$18,340	$20,900	$36,796	$44,112
Interest expense	(15,039)	(9,175)	(29,964)	(17,781)
Net interest income	3,301	11,725	6,832	26,331
Net decrease in the net present value of expected credit losses	2,866	961	3,487	4,939
Net interest income after the impact of changes in the net present value of expected credit losses	6,167	12,686	10,319	31,270
Loss from investments in affiliates	(265)	(355)	(363)	(418)
Loss on joint venture refinancing on beneficial interests	(8,814)	(2,142)	(9,809)	(6,115)
Other income/(loss)	498	(1,421)	(2,021)	(998)
Total (loss)/revenue, net	(2,414)	8,768	(1,874)	23,739
EXPENSE
Related party expense – loan servicing fees	1,827	2,006	3,687	4,097
Related party expense – management fee	2,001	2,363	3,829	4,656
Professional fees	989	419	1,923	764
Fair value adjustment on put option liability	1,839	3,595	3,461	6,795
Other expense	2,211	1,376	3,825	2,813
Total expense	8,867	9,759	16,725	19,125
Acceleration of put option settlement	—	3,531	—	3,531
Gain on debt extinguishment	—	—	(47)	—
(Loss)/income before provision for income taxes	(11,281)	(4,522)	(18,552)	1,083
Provision for income taxes	181	259	274	233
Consolidated net (loss)/income	(11,462)	(4,781)	(18,826)	850
Less: consolidated net income attributable to the non-controlling interest	24	16	54	112
Consolidated net (loss)/income attributable to the Company	(11,486)	(4,797)	(18,880)	738
Less: dividends on preferred stock	548	1,925	1,095	3,874
Less: discount on retirement of preferred stock	—	2,459	—	2,459
Consolidated net loss attributable to common stockholders	$(12,034)	$(9,181)	$(19,975)	$(5,595)
Basic loss per common share	$(0.51)	$(0.40)	$(0.85)	$(0.24)
Diluted loss per common share	$(0.51)	$(0.40)	$(0.85)	$(0.24)

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Reconciliation of consolidated net loss attributable to common stockholders to consolidated operating (loss)/income
Consolidated net loss attributable to common stockholders	$(12,034)	$(9,181)	$(19,975)	$(5,595)
Dividends on preferred stock	(548)	(1,925)	(1,095)	(3,874)
Discount on retirement of preferred stock	—	(2,459)	—	(2,459)
Consolidated net (loss)/income attributable to the Company	(11,486)	(4,797)	(18,880)	738
Provision for income taxes	(181)	(259)	(274)	(233)
Consolidated net income attributable to the non-controlling interest	(24)	(16)	(54)	(112)
(Loss)/income before provision for income taxes	(11,281)	(4,522)	(18,552)	1,083
Loss on joint venture refinancing on beneficial interests	(8,814)	(2,142)	(9,809)	(6,115)
Realized loss on sale of securities	—	(79)	(2,974)	(79)
Net decrease in the net present value of expected credit losses	2,866	961	3,487	4,939
Fair value adjustment on put option liability	(1,839)	(3,595)	(3,461)	(6,795)
Acceleration of put option settlement	—	(3,531)	—	(3,531)
Other adjustments	(950)	(2,130)	(1,112)	(2,362)
Consolidated operating (loss)/income	$(2,544)	$5,994	$(4,683)	$15,026
Basic operating (loss)/income per common share	$(0.11)	$0.26	$(0.20)	$0.65
Diluted operating (loss)/income per common share	$(0.11)	$0.26	$(0.20)	$0.63

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Our gross interest income excluding the impact of credit losses decreased to $18.3 million for the three months ended June 30, 2023 from $20.9 million for the three months ended June 30, 2022 primarily due to lower average balances of our mortgage loan and debt security portfolios. This was partially offset by a $0.5 million increase in our bank interest income. For the six months ended June 30, 2023, our gross interest income decreased to $36.8 million from $44.1 million for the six months ended June 30, 2022 primarily due to lower average balances of our mortgage loan and debt security portfolios, which was partially offset by a $0.9 million increase in our bank interest income.

Interest expense for the three months ended June 30, 2023 increased to $15.0 million from $9.2 million for the three months ended June 30, 2022 due to increases in the interest rate on our borrowings on repurchase lines of credit and the issuance of our unsecured debt during the third quarter of 2022. For the six months ended June 30, 2023, our interest expense increased to $30.0 million from $17.8 million for the six months ended June 30, 2022 due to increases in the interest rate on our borrowings on repurchase lines of credit and the issuance of our unsecured debt during the third quarter of 2022.

Net interest income after recording the impact of the net present value of decreases in expected credit losses decreased to $6.2 million for the three months ended June 30, 2023 from $12.7 million for the three months ended June 30, 2022 primarily as a result of higher interest expense and lower interest income. This was partially offset by a net $2.9 million impact of the net decrease in the net present value of expected credit losses for the three months ended June 30, 2023 compared to a $1.0 million decrease for the three months ended June 30, 2022. Of the $2.9 million for the three months ended June 30, 2023, the total $2.9 million relates to the net decrease in the net present value of expected credit losses on our mortgage loan portfolio. Comparatively, of the $1.0 million for the three months ended June 30, 2022, $1.4 million related to a decrease in the net present value of expected credit losses of our mortgage loan portfolio and $0.4 million related to an increase in the net present value of expected credit losses of our investments in beneficial interests. Net interest income after recording the impact of the net present value of decreases in expected credit losses decreased to $10.3 million for the six months ended June 30, 2023 from $31.3 million for the six months ended June 30, 2022 primarily as a result of higher interest expense and a net $3.5 million impact of the net decrease in the net present value of expected credit losses for the six months ended June 30, 2023 compared to a $4.9 million decrease for the six months ended June 30, 2022. Of the $3.5 million for the six months ended June 30, 2023, the total $3.5 million relates to the net decrease in the net present value of expected credit losses on our mortgage loan portfolio. Comparatively, of the $4.9 million for the six months ended June 30, 2022, $5.0 million related to a decrease in the net present value of expected credit losses on our mortgage loan portfolio and $0.1 million to an increase in the net present value of expected credit losses of our investments in beneficial interests.

During the three months ended June 30, 2023, we collected $49.5 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $74.0 million for the three months ended June 30, 2022.

The interest income detail for the three and six months ended June 30, 2023 and 2022 are included in the table below ($ in thousands):

Table 2: Interest Income Detail

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Accretable yield recognized on RPL, NPL and SBC loans	$12,929	$15,402	$26,210	$31,588
Interest income on debt securities	2,482	2,795	4,968	5,558
Accretable yield recognized on beneficial interests	1,998	2,508	4,081	6,611
Bank interest income	547	88	1,062	125
Other interest income	384	107	475	230
Interest income	$18,340	$20,900	$36,796	$44,112
Net decrease in the net present value of expected credit losses	2,866	961	3,487	4,939
Interest income after the impact of changes in the net present value of expected credit losses	$21,206	$21,861	$40,283	$49,051

The average carrying balance of our mortgage loan portfolio decreased for the three months ended June 30, 2023 versus the comparative period in 2022 primarily due to continued prepayments of our mortgage loan portfolio and fewer acquisitions. The average carrying balances of our debt securities, beneficial interests and debt outstanding decreased for the three months ended June 30, 2023 versus the comparative period in 2022 as paydowns and sales outpaced acquisitions. The average carrying balances for our portfolio are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended June 30,
	2023	2022
Average mortgage loan portfolio	$965,407	$1,040,861
Average carrying value of debt securities	$247,579	$351,377
Average carrying value of beneficial interests	$134,923	$136,107
Total average asset backed debt	$870,595	$1,046,985

Loss from Equity Method Investments

We recorded losses from our investments in our Manager and Servicer of $49 thousand and $0.1 million for the three and six months ended June 30, 2023, respectively. Comparatively, for the three and six months ended June 30, 2022, we recorded losses from our investments in our Manager and Servicer of $0.2 million and $0.4 million, respectively. We account for our investments in our Manager and our Servicer using the equity method of accounting. We recorded losses of $0.2 million in our other equity method investments for both the three and six months ended June 30, 2023. Comparatively, for the three and six months ended June 30, 2022, we recorded losses from our other equity method investments of $0.1 million and $44 thousand, respectively.

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

Loss on Joint Venture Refinancing on Beneficial Interests

During the three and six months ended June 30, 2023, we recorded a $8.8 million and $9.8 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment, respectively. The $8.8 million that was recorded during the three months ended June 30, 2023, was due to various joint ventures redeemed or partially paid down and the underlying loans being re-securitized to form Ajax Mortgage Loan Trusts 2023-B and 2023-C, which closed during the third quarter of 2023. The remaining $1.0 million of the $9.8 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment occurred during the first quarter of 2023. The $1.0 million relates to the partial redemption of our beneficial interests in Ajax Mortgage Loan Trust 2019-H ("2019-H"), which became a realized loss when the transaction closed in February 2023. The 2019-H trust, along with Ajax Mortgage Loan Trusts 2019-E and 2019-G, were re-securitized and the underlying mortgage loans were used to form Ajax Mortgage Loan Trust 2023-A ("2023-A"). Although we retained a proportionate investment in the securities issued by the new joint ventures, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the old joint ventures to the new joint ventures.

Comparatively, during the three and six months ended June 30, 2022, we recorded a $2.1 million and $6.1 million loss on joint venture refinancing on beneficial interests, respectively. The $2.1 million loss that was recorded during the three months ended June 30, 2022, was due to the redemption of our beneficial interests in Ajax Mortgage Loan Trusts 2019-A and 2019-B ("2019-A and -B") and the underlying mortgage loans were re-securitized in Ajax Mortgage Loan Trust 2022-B ("2022-B"). The remaining $4.0 million of the $6.1 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment occurred during the first quarter of 2022. The $4.0 million relates to the partial redemption of our beneficial interests in Ajax Mortgage Loan Trusts 2018-D and 2018-G ("2018-D and -G"), which became a realized loss when the transaction closed in second quarter of 2022. The 2018-D and -G trusts were re-securitized and the underlying mortgage loans were used to form Ajax Mortgage Loan Trust 2022-A. Although we retained a proportionate investment in the securities issued by the new joint ventures, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the old joint ventures to the new joint ventures.

Other Income/Loss

Other income/loss increased for the three months ended June 30, 2023 by $1.9 million from the three months ended June 30, 2022. The increase in Other income was driven by a lower of cost or market adjustment during the three months ended June 30, 2022 on our mortgage loan portfolio of $1.8 million due to extension of a portion of our loan portfolio as previously delinquent borrowers have become more consistent payers. Comparatively, during the six months ended June 30, 2023, Other income/loss decreased by $1.0 million from the six months ended June 30, 2022. The decrease in Other income was driven by a $3.0 million loss on the disposition of debt securities, specifically from the sale of securities in 2021-NPL 1. Of the $3.0 million loss on sale, $2.2 million was already reflected in our book value calculation through Accumulated other comprehensive loss at December 31, 2022, and the additional $0.8 million loss was recognized on the sale date. A breakdown of Other income/loss is provided in the table below ($ in thousands):

Table 4: Other Income/(Loss)

	Three months ended June 30,		Six months ended June 30,
	2023	2022(1,2)	2023	2022(1,2)
Other gain/(loss)	$516	$(1,360)	$880	$(921)
Loss on sale of securities	—	(79)	(2,974)	(79)
Net (loss)/gain on sale of property held-for-sale	(18)	18	73	2
Total Other income/(loss)	$498	$(1,421)	$(2,021)	$(998)

(1)Includes a reclass of Late fee income, HAMP fees and Rental income to Other gain/(loss).
(2)Includes a reclass of Loss on refinancing of beneficial interests out of Other income/(loss).

Expenses

Total expenses decreased for the three and six months ended June 30, 2023 over the comparable period in 2022 as a result of a decrease in our put option expense on our outstanding common stock warrants and a decrease in management fees during the three and six months ended June 30, 2023 due to a reduction in stockholders' equity. These were partially offset by an increase in other expense (See "Table 6: Other Expense"). A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended June 30,		Six months ended June 30,
	2023	2022(1)	2023	2022(1)
Other expense	$2,211	$1,376	$3,825	$2,813
Related party expense – management fee	2,001	2,363	3,829	4,656
Fair value adjustment on put option liability	1,839	3,595	3,461	6,795
Related party expense – loan servicing fees	1,827	2,006	3,687	4,097
Professional fees	989	419	1,923	764
Total expense	$8,867	$9,759	$16,725	$19,125

(1)Previously presented to include Real estate operating expense as its own line item, which has now been reclassed to Other expense.

Other Expense

Other expense increased for the three and six months ended June 30, 2023 over the comparable periods in 2022 primarily due to an increase in real estate operating expense as a result of higher impairment on our REO. A breakdown of Other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended June 30,		Six months ended June 30,
	2023	2022(1,2)	2023	2022(1,2)
Real estate operating expense	$685	$(33)	$796	$152
Employee and service provider share grants	284	268	801	493
Insurance	262	252	524	504
Directors' fees and grants	194	179	377	380
Taxes and regulatory expense	191	136	263	195
Travel, meals, entertainment	183	119	310	265
Borrowing related expenses	168	157	298	282
Software licenses and amortization	137	105	243	225
Other expense	57	134	112	197
Internal audit services	50	59	101	120
Total Other expense	$2,211	$1,376	$3,825	$2,813

(1)Includes a reclass of Real estate operating expense.
(2)Includes a reclass of Loan transaction expense and Lien release non due diligence to Other expense.

Acceleration of Put Option Settlement

During the year ended December 31, 2022, we repurchased and retired 4,549,328 warrants for our common stock in a series of repurchase transactions. The warrants were repurchased for an aggregate of $35.0 million at a price equal to the expected future put value obligation of $20.00 per warrant. The repurchase of the warrants accelerated future accretion expense on the warrant's put option of $12.3 million. Of the $12.3 million recognized, $3.5 million was recognized during both the three and six months ended June 30, 2022. The repurchase is expected to reduce future put option expense by $10.8 million annually. There was no repurchase of warrants during the three and six months ended June 30, 2023.

Gain on Debt Extinguishment

During the three and six months ended June 30, 2023, we recorded zero and a $47 thousand gain related to the repurchase of $1.0 million aggregate principal of our 2024 Notes. Comparatively, no acceleration of deferred issuance costs from refinancing activities during both the three and six months ended June 30, 2022.

Discount on Retirement of Preferred Stock

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock and 1,757,010 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing discounts of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. Of the $8.2 million of preferred stock discount during the year ended December 31, 2022, $2.5 million of preferred stock discount related to both the three and six months ended June 30, 2022. The repurchase is expected to save us approximately $5.6 million annually in preferred dividends. There was no repurchase of preferred stock during the three and six months ended June 30, 2023.

Equity and Net Book Value per Share

Our net book value per common share was $11.86 and $13.00 at June 30, 2023 and December 31, 2022, respectively. The decrease in book value was primarily due to the dividends on our common stock of $10.6 million and the year to date net loss attributable to common stockholders of $20.0 million, partially offset by the recovery of mark to market losses of $2.9 million on our investments in debt securities AFS and the amortization of $3.2 million of unrealized losses on our investments in debt securities AFS transferred to HTM. We believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by taking equity at the balance sheet date (i) less preferred stock and non-controlling interest, (ii) adjusted for any addition for potential conversion of our 2024 Notes, divided by outstanding shares at the balance sheet date adjusted to include (i) unvested restricted stock earned but unissued and (ii) any share equivalents for our 2024 Notes or our put option liability as determined by the dilution requirements for our EPS calculation. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	June 30, 2023	December 31, 2022
Outstanding shares	23,627,677	23,130,956
Adjustments for(1):
Unvested grants of restricted stock and shares earned but not issued as of the date indicated(2)	—	10,580
Settlement of put option in shares(3)	—	—
Total adjusted shares outstanding	23,627,677	23,141,536

Equity at period end(1)	$316,840	$337,465
Adjustment for equity due to preferred shares	(34,554)	(34,554)
Net adjustment for equity due to non-controlling interests	(2,129)	(2,137)
Adjusted equity	$280,157	$300,774
Book value per share	$11.86	$13.00

(1)The conversion of convertible senior notes is not included in the book value calculation as of June 30, 2023 or December 31, 2022 as it has an anti-dilutive effect on our earnings per share calculation.
(2)There were no unvested grants of restricted stock and shares earned but not issued as of June 30, 2023 as the independent director fees will be settled 100% in cash.
(3)The settlement of the put option in shares is not included in the book value calculation as of June 30, 2023 or December 31, 2022 as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the three and six months ended June 30, 2023, we purchased $13.5 million and $14.1 million of RPLs with UPB of $16.3 million and $17.1 million, respectively, at 48.0% and 48.4% of property value, respectively, and 82.7% and 82.2% of UPB, respectively. Comparatively, for both the three and six months ended June 30, 2022, we purchased $1.1 million of RPLs with UPB of $1.2 million at 68.0% of property value and 92.0% of UPB. For the three and six months ended June 30, 2023, we purchased no NPLs. Comparatively, for the three and six months ended June 30, 2022, we purchased $0.2 million and $1.1 million of NPLs with UPB of $0.2 million and $1.1 million, respectively, at 44.1% and 54.4% of property value, respectively, and 94.1% and 93.7% of UPB, respectively. For both the three and six months ended June 30, 2023 and 2022, we purchased no SBC loans. We ended the period with $1.0 billion for both our net mortgage loans and aggregate UPB as of June 30, 2023 and $1.0 billion of net mortgage loans with an aggregate UPB of $1.1 billion as of June 30, 2022.

The following table shows loan portfolio acquisitions for the three and six months ended June 30, 2023, and 2022 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
RPLs
Count	68	6	71	6
UPB	$16,312	$1,208	$17,140	$1,208
Purchase price	$13,484	$1,111	$14,088	$1,111
Purchase price % of UPB	82.7%	92.0%	82.2%	92.0%
NPLs
Count	—	1	—	5
UPB	$—	$170	$—	$1,134
Purchase price	$—	$160	$—	$1,063
Purchase price % of UPB	—%	94.1%	—%	93.7%

During the three and six months ended June 30, 2023, 103 and 199 mortgage loans, respectively, representing 2.2% and 3.6% of our ending UPB, respectively, were liquidated. Comparatively, during the three and six months ended June 30, 2022, 196 and 421 mortgage loans, respectively, representing 3.6% and 8.3% of our ending UPB, respectively, were liquidated. Our loan portfolio activity for the three and six months ended June 30, 2023 and 2022 is presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	Three months ended June 30,
	2023		2022
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$970,665	$—	$1,063,476	$—
Mortgage loans acquired	13,484	—	1,271	—
Accretion recognized	12,929	—	15,402	—
Payments received on loans, net	(38,489)	—	(54,698)	—
Reclassifications to REO	(178)	—	(1,405)	—
Decrease in net present value of expected credit losses on mortgage loans and lower of cost or market adjustment	2,866	—	(435)	—
Other	—	—	3	—
Ending carrying value	$961,277	$—	$1,023,614	$—

	Six months ended June 30,
	2023		2022
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$989,084	$—	$1,080,434	$29,572
Mortgage loans acquired	14,088	—	2,174	—
Accretion recognized	26,210	—	31,587	—
Payments received on loans, net	(71,583)	—	(121,094)	—
Net reclassifications from/(to) mortgage loans held-for-sale, net	—	—	29,572	(29,572)
Reclassifications to REO	(9)	—	(2,233)	—
Decrease in net present value of expected credit losses on mortgage loans and lower of cost or market adjustment	3,487	—	3,189	—
Other	—	—	(15)	—
Ending carrying value	$961,277	$—	$1,023,614	$—

Table 10: Portfolio Composition

As of June 30, 2023 and December 31, 2022, our portfolios consisted of the following ($ in thousands):

June 30, 2023		December 31, 2022
No. of Loans	5,208	No. of Loans	5,331
Total UPB(1)	$997,156	Total UPB(1)	$1,027,511
Interest-Bearing Balance	$911,742	Interest-Bearing Balance	$939,115
Deferred Balance(2)	$85,414	Deferred Balance(2)	$88,396
Market Value of Collateral(3)	$2,127,910	Market Value of Collateral(3)	$2,186,776
Current Purchase Price/Total UPB	81.6%	Current Purchase Price/Total UPB	81.7%
Current Purchase Price/Market Value of Collateral	42.5%	Current Purchase Price/Market Value of Collateral	42.2%
Weighted Average Coupon	4.43%	Weighted Average Coupon	4.38%
Weighted Average LTV(4)	56.0%	Weighted Average LTV(4)	56.4%
Weighted Average Remaining Term (months)	292	Weighted Average Remaining Term (months)	293
No. of first liens	5,161	No. of first liens	5,282
No. of second liens	47	No. of second liens	49
RPLs	89.0%	RPLs	88.3%
NPLs	10.2%	NPLs	10.6%
SBC loans	0.8%	SBC loans	1.1%
No. of REO properties held-for-sale	28	No. of REO properties held-for-sale	39
Market Value of REO(5)	$4,275	Market Value of REO(5)	$7,437
Carrying value of debt securities and beneficial interests in trusts	$353,044	Carrying value of debt securities and beneficial interests in trusts	$417,262
Loans with 12 for 12 payments as an approximate percentage of acquisition UPB(6)	82.1%	Loans with 12 for 12 payments as an approximate percentage of acquisition UPB(6)	79.6%
Loans with 24 for 24 payments as an approximate percentage of acquisition UPB(7)	74.7%	Loans with 24 for 24 payments as an approximate percentage of acquisition UPB(7)	69.8%

(1)At June 30, 2023 and December 31, 2022, our loan portfolio consists of fixed rate (60.4% of UPB), ARM (6.6% of UPB) and Hybrid ARM (33.0% of UPB); and fixed rate (61.2% of UPB), ARM (6.8% of UPB) and Hybrid ARM (32.0% of UPB), respectively.
(2)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)As of the reporting date.
(4)UPB as of June 30, 2023 and December 31, 2022, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of June 30, 2023 and December 31, 2022, respectively ($ in thousands):

Portfolio at June 30, 2023

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	598	2,931	1,679
UPB	$127,396	$642,853	$226,907
Percent of mortgage loan portfolio by year of origination	12.8%	64.4%	22.8%
Loan Attributes:
Weighted average loan age (months)	123.7	196.9	236.0
Weighted average loan-to-value	55.5%	59.1%	47.8%
Delinquency Performance:
Current	68.2%	74.1%	73.0%
30 days delinquent	5.2%	6.1%	6.5%
60 days delinquent	4.8%	3.8%	3.1%
90+ days delinquent	13.9%	9.5%	12.3%
Foreclosure	7.9%	6.5%	5.1%

Portfolio at December 31, 2022

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	596	2,998	1,737
UPB	$129,867	$661,477	$236,167
Percent of mortgage loan portfolio by year of origination	12.6%	64.4%	23.0%
Loan Attributes:
Weighted average loan age (months)	119.3	190.9	230.3
Weighted average loan-to-value	55.2%	59.5%	48.6%
Delinquency Performance:
Current	58.4%	59.9%	58.7%
30 days delinquent	7.6%	10.2%	9.1%
60 days delinquent	0.1%	0.1%	0.5%
90+ days delinquent	27.3%	24.2%	26.6%
Foreclosure	6.6%	5.6%	5.1%

Table 12: Loans by State

The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof at June 30, 2023 and December 31, 2022 ($ in thousands):

June 30, 2023						December 31, 2022
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	695	$221,645	22.2%	$501,614	23.6%	CA	704	$226,963	22.1%	$525,595	24.0%
FL	825	166,372	16.7%	367,124	17.3%	FL	862	174,303	17.0%	376,233	17.2%
NY	351	105,305	10.6%	215,157	10.1%	NY	354	107,425	10.5%	216,384	9.9%
NJ	282	62,925	6.3%	114,215	5.4%	NJ	285	64,085	6.2%	111,284	5.1%
MD	203	48,304	4.8%	79,789	3.7%	MD	212	50,034	4.9%	84,185	3.8%
VA	176	36,674	3.7%	67,332	3.2%	VA	176	37,361	3.6%	67,647	3.1%
TX	330	33,049	3.3%	87,590	4.1%	TX	337	33,903	3.3%	90,805	4.2%
GA	276	32,473	3.3%	79,426	3.7%	GA	283	33,157	3.2%	80,103	3.7%
IL	191	31,687	3.2%	51,341	2.4%	IL	194	32,297	3.1%	50,732	2.3%
MA	144	29,135	2.9%	65,830	3.1%	MA	148	30,086	2.9%	67,160	3.1%
Other	1,735	229,587	23.0%	498,492	23.4%	Other	1,776	237,897	23.2%	516,648	23.6%
	5,208	$997,156	100.0%	$2,127,910	100.0%		5,331	$1,027,511	100.0%	$2,186,776	100.0%

(1)As of the reporting date.

Table 13: Debt Securities and Trust Certificate Acquisitions

The following table shows our debt securities and trust certificate acquisitions for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Class A securities
UPB	$—	$65,254	$9,648	$65,254
Purchase price(1,2)	$—	$63,658	$8,753	$63,658
Purchase price % of UPB	—%	97.6%	90.7%	97.6%
Class M securities
UPB	$—	$8,120	$2,112	$8,120
Purchase price(1,2)	$—	$6,533	$1,565	$6,533
Purchase price % of UPB	—%	80.5%	74.1%	80.5%
Class B securities
UPB	$—	$—	$4,101	$—
Purchase price(1,2)	$—	$—	$2,818	$—
Purchase price % of UPB	—%	—%	68.7%	—%
Trust certificates
Purchase price(1,2)	$—	$15,807	$3,014	$15,807

(1)The securities were received in exchange for our investments in Ajax Mortgage Loan Trusts 2019-E, 2019-G and 2019-H for the six months ended June 30, 2023.
(2)The securities were received in exchange for our investments in 2018-D and -G and 2019-A and -B and include cash and non-cash components for the three and six months ended June 30, 2022.

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

As of June 30, 2023 and December 31, 2022, substantially all of our invested capital was in RPLs, NPLs, SBC loans, debt securities, and beneficial interests. We also held approximately $40.3 million of cash and cash equivalents, a decrease of $7.5 million from our balance of $47.8 million at December 31, 2022. Our average daily cash balance during the quarter was $43.6 million, a decrease of $3.6 million from our average daily cash balance of $47.2 million during the three months ended December 31, 2022.

Our collections of principal and interest payments on mortgages and securities, and payoffs and proceeds on the sale of our property held-for-sale were $49.5 million and $93.1 million, respectively, for the three and six months ended June 30, 2023 and $74.0 million and $159.3 million, respectively, for the three and six months ended June 30, 2022.

Six Month Operating, Investing and Financing Cash Flows

Our operating cash outflows for the six months ended June 30, 2023 were $23.6 million. Our operating cash inflows for the six months ended June 30, 2022 were $2.5 million. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $23.0 million and $24.0 million for the six months ended June 30, 2023 and 2022, respectively. Non-cash interest income accretion on our mortgage loans was $3.3 million and $7.8 million for the six months ended June 30, 2023 and 2022, respectively. Interest income on beneficial interests was $4.1 million and $6.7 million during the six months ended June 30, 2023 and 2022, respectively. Interest income on debt securities was $4.9 million and $5.6 million during the six months ended June 30, 2023 and 2022, respectively.

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

For the six months ended June 30, 2023, our investing cash inflows of $88.3 million were driven by payoffs of our mortgage loan portfolio of $48.5 million, principal and interest collections on our securities of $39.1 million and proceeds from refinancing and sale of our debt securities AFS of $29.4 million, partially offset by the purchase of securities of $16.3 million, acquisitions of our mortgage loans of $14.1 million and the contribution of an additional $0.7 million equity interest in our GAFS affiliate. For the six months ended June 30, 2022, our investing cash inflows of $129.8 million were primarily driven by principal payments on and payoffs of our mortgage loan portfolio of $97.1 million, proceeds from payoffs and sale of our debt securities and beneficial interests of $82.9 million, principal and interest collections on our securities of $41.1 million, partially offset by the purchase of securities of $84.5 million and the purchase of additional shares of common stock in our Gaea affiliate of $6.1 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and debt securities. We fund our mortgage loan pools primarily through secured borrowings and repurchase agreements and we fund our debt securities primarily through repurchase agreements. For the six months ended June 30, 2023, we had net financing cash outflows of $72.2 million primarily driven by repayments of $56.8 million on repurchase transactions and pay downs of existing debt obligations of $29.6 million on secured borrowings, partially offset by additional borrowing through repurchase transactions of $24.1 million. For the six months ended June 30, 2022, we had net cash outflows from financing activities of $165.2 million primarily driven by repayments of $133.3 million on repurchase transactions, pay downs of existing debt obligations of $73.1 million on secured borrowings and the repurchase of our preferred stock and warrants of $34.1 million, partially offset by additional borrowing through repurchase transactions of $96.8 million. For the six months ended June 30, 2023 and 2022, we paid $11.7 million and $16.9 million, respectively, in combined dividends and distributions.

Financing Activities — Equity Offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of June 30, 2023, we held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of our shares previously held by our Manager, 361,912 shares received through our Servicer and 525,039 shares acquired through open market purchases. As of June 30, 2022, we held 645,467 shares of treasury stock consisting of 120,428 shares received through distributions of our shares previously held by our Manager and 525,039 shares acquired through open market purchases.

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock and 1,757,010 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing discounts of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. Of the $8.2 million recognized, $2.5 million was recognized during both the three and six months ended June 30, 2022. There was no repurchase of preferred stock in either the three or six months ended June 30, 2023. The repurchase is expected to save us approximately a total of $5.6 million annually in preferred dividends. Also, during the year ended December 31, 2022, we repurchased and retired 4,549,328 of our outstanding warrants for $35.0 million, resulting in the acceleration of $12.3 million of accretion expense, which will result in less accretion expense in future periods. Of the $12.3 million recognized, $3.5 million was recognized during both the three and six months ended June 30, 2022. There was no repurchase of warrants during the three or six months ended June 30, 2023.

During the three and six months ended June 30, 2023, we sold 94,012 and 439,590 shares, respectively, of common stock for proceeds, net of issuance costs of $0.5 million and $3.0 million, respectively, under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. Comparatively, during the three and six months ended June 30, 2022, we did not sell any shares of common stock under our At the Market program. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings, 2024 Notes and 2027 Notes

Secured Borrowings

From our inception (January 30, 2014) to June 30, 2023, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See "Table 18: Investments in Joint Ventures"), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at June 30, 2023. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinate notes and the applicable trust certificates from one non-rated secured borrowing outstanding at June 30, 2023.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allows us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at June 30, 2023. Our rated secured borrowings are designated in the table below.

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

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at June 30, 2023 at their respective cutoff dates:

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

2024 Notes (Convertible Senior Notes)

During 2017 and 2018, we completed the public offer and sale of our 2024 Notes, in three separate offerings which form a single series of fungible securities. At June 30, 2023 and December 31, 2022, the UPB of the debt was $103.5 million and $104.5 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

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

The following table presents summarized financial information for the Guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Table 15: Summary of Issuer and Guarantor Financial Statements

	June 30, 2023	December 31, 2022
Total assets	$399,020	$455,096

Borrowings under repurchase transactions	178,070	206,872
Convertible senior notes and notes payable, net	209,930	210,302
Other liabilities	46,395	46,401
Total liabilities	434,395	463,575

Total equity (deficit)	(35,375)	(8,479)
Total liabilities and equity	$399,020	$455,096

Six months ended
June 30, 2023
Total loss on revenue, net	$(11,666)

Management fees and loan servicing fees	3,185
Other expenses	8,296
Consolidated loss attributable to the Company	(23,147)
Less: dividends on preferred stock	1,095
Consolidated net loss attributable to common stockholders	$(24,242)

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans, which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $150.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month SOFR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 75% and 90% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have four repurchase facilities, as of June 30, 2023, substantially similar to the mortgage loan repurchase facilities where the pledged assets are bonds retained from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at June 30, 2023 and December 31, 2022 is as follows ($ in thousands):

Table 16: Repurchase Transactions by Maturity Date

	June 30, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Barclays - bonds(1)		$99,385	$142,064		6.79%
A Bonds	July 3, 2023	11,796	17,280		6.39%
	July 22, 2023	22,485	30,220		6.54%
	July 26, 2023	26,499	34,837		6.97%
	November 3, 2023	11,007	14,359		6.52%
	November 22, 2023	2,181	3,484		6.69%
B Bonds	July 21, 2023	146	160		6.48%
	July 26, 2023	2,969	5,100		7.37%
	September 13, 2023	12,955	20,169		6.99%
	November 3, 2023	3,572	6,329		7.34%
	November 22, 2023	4,365	7,628		7.29%
M Bonds	November 3, 2023	295	523		6.69%
	November 22, 2023	1,115	1,975		6.89%
Nomura - bonds(1)		$35,437	$52,838		6.76%
A Bonds	July 21, 2023	540	715		6.63%
	August 15, 2023	6,233	8,861		6.64%
	September 22, 2023	10,835	15,800		6.77%
	September 29, 2023	7,223	9,338		6.41%
B Bonds	July 21, 2023	2,782	4,465		7.04%
	August 15, 2023	3,002	5,131		7.04%
	September 22, 2023	3,790	6,416		7.17%
M Bonds	September 29, 2023	1,032	2,112		6.79%
JP Morgan - bonds(1)		$58,578	$86,504		6.45%
A Bonds	September 1, 2023	10,403	13,903		6.53%
	September 19, 2023	20,778	28,499		6.30%
B Bonds	July 21, 2023	1,636	2,643		6.81%
	August 1, 2023	6,612	11,174		6.84%
M Bonds	July 24, 2023	3,309	6,626		6.42%
	September 1, 2023	509	879		6.83%
	October 6, 2023	15,331	22,780		6.39%
JP Morgan - loans(2)	July 10, 2023	$10,705	$15,993		7.65%
Nomura - loans(3)	October 5, 2023	$209,020	$288,610		7.50%
Totals/weighted averages		$413,125	$586,009	(4)	7.12%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of June 30, 2023.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of June 30, 2023 was $150.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of June 30, 2023 was $400.0 million.
(4)Includes $42.8 million of bonds that are consolidated on our balance sheet for GAAP as of June 30, 2023.

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

As of June 30, 2023, we had $413.1 million outstanding under our repurchase transactions compared to $445.9 million as of December 31, 2022. The maximum month-end balance outstanding during the three months ended June 30, 2023 was $423.5 million, compared to a maximum month-end balance for the three months ended December 31, 2022, of $474.6 million. The following table presents certain details of our repurchase transactions for the three months ended June 30, 2023 and December 31, 2022 ($ in thousands):

Table 17: Repurchase Balances

	Three months ended
	June 30, 2023	December 31, 2022
Balance at the end of period	$413,125	$445,855
Maximum outstanding balance during the quarter	$423,519	$474,567
Average balance	$418,265	$452,911

The decrease in our average balance from $452.9 million for the three months ended December 31, 2022 to our average balance of $418.3 million for the three months ended June 30, 2023 is a result of paydowns and asset sales.

As of June 30, 2023 and December 31, 2022, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability, 2024 Notes and 2027 Notes.

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

On August 3, 2023, our Board of Directors declared a dividend of $0.20 per share, to be paid on August 31, 2023 to stockholders of record as of August 15, 2023. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock paid out of our taxable income plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock paid out of our taxable income, plus the increase in our book value, taken together exceeds 8% (on an annualized basis) of our stock’s book value at the end of the year. During the three and six months ended June 30, 2023, we recorded no incentive fee payable to the Manager. Comparatively, during the three and six months ended June 30, 2022, we recorded incentive fees payable to the Manager of $0.1 million and $0.3 million, respectively. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 6.75% on an annualized basis of our book value of $11.86 per share at June 30, 2023. If our taxable income increases, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related Party Transactions.

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

A summary of our investments in debt securities AFS and HTM issued by joint ventures is presented below ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2019-E/ September 2019	Class B notes due 2059	$16,903	4.88%	20.00%	$3,381	$40	(4)

Ajax Mortgage Loan Trust 2019-G/ December 2019	Class A notes due 2059	$141,420	3.00%	5.86%	$8,287	$667	(4)
	Class B notes due 2059	$13,199	4.25%	20.00%	$2,640	$2,640	(4)

Ajax Mortgage Loan Trust 2020-A/ March 2020	Class A notes due 2059	$249,384	2.38%	20.00%	$49,877	$26,971	(4)
	Class B notes due 2059	$23,276	3.50%	20.00%	$4,655	$4,428	(4)

Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%	10.01%	$33,970	$803	(4)
	Class B notes due 2060	$21,754	5.00%	10.01%	$2,178	$2,178	(4)

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%	10.01%	$33,105	$4,480	(4)
	Class B notes due 2060	$30,867	5.00%	10.01%	$3,090	$3,090	(4)

Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%	5.01%	$9,753	$5,544	(4)

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
	Class B notes due 2061	$18,170	3.72%		31.90%		$5,796	$5,796	(4)

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%		$13,288	$8,117	(4)
	Class B notes due 2060	$25,529	4.00%		20.00%		$5,106	$5,106	(4)

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(2)	10.01%		$43,119	$33,093	(4)
	Class M notes due 2060	$19,415	2.94%		10.01%		$1,943	$1,943	(4)
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%		$3,835	$3,835	(4)
	Class B-3 notes due 2060	$29,253	3.73%		19.57%		$5,725	$5,726	(4)

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		5.01%		$23,852	$16,496	(4)
	Class B notes due 2061	$49,463	3.75%		12.60%		$6,232	$6,232	(4)

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%		$23,056	$15,643	(4)
	Class B notes due 2061	$32,995	3.75%		20.00%		$6,599	$6,413	(4)

2021-NPL 1/ November 2021	Class B notes due 2051	$23,088	4.63%		16.33%		$3,771	$3,771

Ajax Mortgage Loan Trust 2022-A/ April 2022	Class A notes due 2061	$154,921	3.47%	(2)	6.24%	(3)	$9,664	$8,117
	Class M notes due 2061	$21,762	3.00%		23.28%		$5,066	$5,066

Ajax Mortgage Loan Trust 2022-B/ June 2022	Class A notes due 2062	$169,924	3.47%	(2)	5.70%	(3)	$9,692	$8,400
	Class M notes due 2062	$17,776	3.00%		17.18%		$3,054	$3,054

2022-RPL 1/ October 2022	Class A notes due 2028	$211,419	4.25%		17.50%		$36,998	$34,635
	Class B notes due 2028	$29,364	4.25%		17.50%		$5,139	$5,139

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained

Ajax Mortgage Loan Trust 2023-A/ February 2023	Class A notes due 2062	$163,741	3.46%	(2)	5.89%	(3)	$9,644	$9,337
	Class M notes due 2062	$10,561	2.50%		20.00%		$2,112	$2,112
	Class B notes due 2062	$20,506	2.50%		20.00%		$4,101	$4,101

(1)Ajax Mortgage Loan Trust 2021-E was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust made an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)Weighted average of Class A notes.
(3)Weighted average ownership of Class A notes.
(4)Total principal includes 5.01% EU risk retention component classified as investments in securities HTM on our consolidated balance sheets.

A summary of our investments in beneficial interests issued by joint ventures is presented below ($ in thousands):

		Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-A/ April 2018	$22,759	9.36%	$2,130	$85

Ajax Mortgage Loan Trust 2018-B/ June 2018	$28,447	20.00%	$5,689	$2,425

Ajax Mortgage Loan Trust 2018-D/ September 2018	$20,166	20.00%	$4,033	$790

Ajax Mortgage Loan Trust 2018-E/ December 2018	$20,662	20.00%	$4,132	$743

Ajax Mortgage Loan Trust 2018-F/ December 2018	$43,201	20.00%	$8,640	$3,928

Ajax Mortgage Loan Trust 2019-E/ September 2019	$43,464	20.00%	$8,693	$8,558

Ajax Mortgage Loan Trust 2019-G/ December 2019	$33,941	20.00%	$6,788	$6,788

Ajax Mortgage Loan Trust 2019-H/ December 2019	$21,692	20.00%	$4,338	$1,764

Ajax Mortgage Loan Trust 2020-A/ March 2020	$59,852	20.00%	$11,970	$11,934

Ajax Mortgage Loan Trust 2020-C/ September 2020	$73,964	10.01%	$7,404	$7,393

Ajax Mortgage Loan Trust 2020-D/ September 2020	$79,373	10.01%	$7,945	$7,934

Ajax Mortgage Loan Trust 2021-C/ April 2021	$46,722	31.90%	$14,904	$14,860

		Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2021-D/ May 2021	$38,293	20.00%	$7,659		$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	$518,357	19.57%	$101,471	(2)	$1,973

Ajax Mortgage Loan Trust 2021-F/ June 2021	$92,743	12.60%	$11,686		$11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	$61,864	20.00%	$12,373		$11,630

2021-NPL 1/ November 2021	$52,773	16.33%	$8,620		$8,575

Ajax Mortgage Loan Trust 2022-A/ April 2022(3)	$38,784	23.28%	$9,029		$8,692

Ajax Mortgage Loan Trust 2022-B/ June 2022(4)	$33,125	17.18%	$5,691		$5,453

2022-RPL 1/ October 2022	$55,326	17.50%	$9,682		$9,325

Ajax Mortgage Loan Trust 2023-A/ February 2023	$10,254	20.00%	$2,051		$1,992

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

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At June 30, 2023 and December 31, 2022, our repurchase obligations totaled $413.1 million and $445.9 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above.)

Our 2024 Notes had outstanding principal balances of $103.5 million and $104.5 million at June 30, 2023 and December 31, 2022, respectively. The 2024 Notes will mature on April 30, 2024 unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

Our 2027 Notes had an outstanding principal balance of $110.0 million at both June 30, 2023 and December 31, 2022. The 2027 Notes will mature on September 1, 2027.

Our accrued interest expense associated with our repurchase obligations at June 30, 2023 and December 31, 2022, was $2.5 million and $2.3 million, respectively. Our interest expense expected to be paid on our 2024 Notes at June 30, 2023 and December 31, 2022, was $7.8 million and $11.7 million, respectively. Our interest expense expected to be paid on our 2027 Notes at June 30, 2023 and December 31, 2022, was $43.9 million and $49.0 million, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of a financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest and we concurrently receive back our pledged collateral from the lender. Interest expense on our 2024 Notes is paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Interest expense on our 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023.

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

Subsequent Events

Since quarter end, we have acquired one residential NPL in one transaction from a single seller with aggregate UPB of $0.2 million and coupon of 8.38%. The purchase price of the NPL was 94.0% of UPB and 63.8% of the estimated market value of the underlying collateral of $0.3 million.

We have agreed to acquire, subject to due diligence, one residential RPL in one transaction with aggregate UPB of $0.2 million and coupon of 5.75%. The purchase price of the residential RPL is 80.0% of UPB and 55.0% of the estimated market value of the underlying collateral of $0.3 million.

On July 11, 2023, we sold an unrated Class A senior bond in one of our joint ventures and recognized a loss of $0.4 million. A cumulative $0.4 million of this loss was already reflected in our book value calculation through Accumulated other comprehensive loss at June 30, 2023. This cumulative loss was reclassified to loss on sale of securities on the sale date.

On July 24, 2023, with an accredited institutional investor we refinanced various joint ventures into Ajax Mortgage Loan Trust 2023-B ("2023-B") and retained $20.7 million or 20.0% of varying classes of securities and equity. 2023-B acquired 571 RPLs and NPLs with UPB of $121.7 million and an aggregate property value of $252.2 million. The senior securities represent 75.0% of the UPB of the underlying mortgage loans and carry a 4.25% coupon. Based on the structure of the transactions, we do not consolidate 2023-B under U.S. GAAP.

On July 24, 2023, with an accredited institutional investor we refinanced various joint ventures into Ajax Mortgage Loan Trust 2023-C ("2023-C") and retained $36.1 million or 20.0% of varying classes of agency rated securities and equity. 2023-C acquired 1,171 RPLs and NPLs with UPB of $203.6 million and an aggregate property value of $459.1 million. The AAA through A rated securities represent 72.4% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.45%. Based on the structure of the transactions, we do not consolidate 2023-C under U.S. GAAP.

On August 3, 2023, our Board of Directors declared a cash dividend of $0.20 per share to be paid on August 31, 2023 to stockholders of record as of August 15, 2023.

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

Item 2. Unregistered Sales of Equity Securities

Unregistered Sales of Securities

On May 8, 2023, we issued each of our five independent directors 2,604 shares of common stock in partial payment of their quarterly director fees for the first quarter of 2023. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of June 30, 2023, by and among Ellington Financial Inc., EF Acquisition I LLC and Great Ajax Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 3, 2023 (File No. 001-36844)).

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

GREAT AJAX CORP.

Date: August 4, 2023	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)