Form 10-Q
period 2023-09-30
Great Ajax Corp.
filed 2023-11-03
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

As of November 1, 2023, 27,469,413 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$63,910	$47,845
Mortgage loans held-for-investment, net (1,2)	939,080	989,084
Real estate owned properties, net(3)	4,040	6,333
Investments in securities available-for-sale(4)	131,037	257,062
Investments in securities held-to-maturity(5)	61,189	—
Investments in beneficial interests(6)	116,954	134,552
Receivable from servicer	9,673	7,450
Investments in affiliates	29,132	30,185
Prepaid expenses and other assets	19,519	11,915
Total assets	$1,374,534	$1,484,426
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,7)	$424,651	$467,205
Borrowings under repurchase transactions	392,024	445,855
Convertible senior notes, net(7)	103,516	104,256
Notes payable, net(7)	106,629	106,046
Management fee payable	1,938	1,720
Put option liability	16,155	12,153
Accrued expenses and other liabilities	7,270	9,726
Total liabilities	1,052,183	1,146,961
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 424,949 shares issued and outstanding at both September 30, 2023 and December 31, 2022	9,411	9,411
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 1,135,590 shares issued and outstanding at both September 30, 2023 and December 31, 2022	25,143	25,143
Common stock $0.01 par value; 125,000,000 shares authorized, 25,808,681 shares issued and outstanding at September 30, 2023 and 23,130,956 shares issued and outstanding at December 31, 2022	268	241
Additional paid-in capital	340,861	322,439
Treasury stock	(9,557)	(9,532)
Retained (deficit)/earnings	(28,158)	13,275
Accumulated other comprehensive loss	(17,733)	(25,649)
Equity attributable to stockholders	320,235	335,328
Non-controlling interests(8)	2,116	2,137
Total equity	322,351	337,465
Total liabilities and equity	$1,374,534	$1,484,426

The accompanying notes are an integral part of the consolidated financial statements.

(1)Mortgage loans held-for-investment, net include $638.4 million and $675.8 million of loans at September 30, 2023 and December 31, 2022, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $7.4 million and $6.1 million of allowance for expected credit losses at September 30, 2023 and December 31, 2022, respectively.
(2)As of both September 30, 2023 and December 31, 2022, balances for Mortgage loans held-for-investment, net include $0.6 million from a 50.0% owned joint venture, which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP").
(3)Real estate owned properties, net, are presented net of valuation allowances of $1.4 million and $0.7 million at September 30, 2023 and December 31, 2022, respectively.
(4)Investments in securities available-for-sale (“AFS”) are presented at fair value. As of September 30, 2023, Investments in securities AFS include an amortized cost basis of $142.0 million and a net unrealized loss of $11.0 million. As of December 31, 2022, Investments in securities AFS include an amortized cost basis of $282.7 million and net unrealized loss of $25.6 million.
(5)On January 1, 2023, the Company transferred certain of its investments in securities to held-to-maturity ("HTM") due to European risk retention regulations. As of September 30, 2023, Investments in securities HTM includes an allowance for expected credit losses of zero and remaining discount of $6.8 million related to the unamortized unrealized loss in AOCI.
(6)Investments in beneficial interests includes allowance for expected credit losses of zero at both September 30, 2023 and December 31, 2022.
(7)Secured borrowings, net are presented net of deferred issuance costs of $3.5 million at September 30, 2023 and $4.7 million at December 31, 2022. Convertible senior notes, net are presented net of deferred issuance costs of zero and $0.3 million at September 30, 2023 and December 31, 2022, respectively. Notes payable, net are presented net of deferred issuance costs and discount of $3.4 million at September 30, 2023 and $4.0 million at December 31, 2022.
(8)As of September 30, 2023, non-controlling interests includes $1.0 million from a 50.0% owned joint venture, $1.0 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates. As of December 31, 2022, non-controlling interests includes $1.0 million from a 50.0% owned joint venture, $1.1 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
($ in thousands except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
INCOME
Interest income	$17,879	$20,021	$54,675	$64,133
Interest expense	(14,838)	(11,369)	(44,802)	(29,150)
Net interest income	3,041	8,652	9,873	34,983
Net (increase)/decrease in the net present value of expected credit losses	(330)	1,935	3,157	6,874
Net interest income after the impact of changes in the net present value of expected credit losses	2,711	10,587	13,030	41,857
Loss from investments in affiliates	(628)	(451)	(991)	(869)
Loss on joint venture refinancing on beneficial interests	(1,215)	—	(11,024)	(6,115)
Other income/(loss)	185	386	(1,836)	(612)
Total revenue/(loss), net	1,053	10,522	(821)	34,261
EXPENSE
Related party expense – loan servicing fees	1,809	1,952	5,496	6,049
Related party expense – management fee	1,940	1,948	5,769	6,604
Professional fees	611	667	2,534	1,431
Fair value adjustment on put option liability	540	2,917	4,001	9,712
Other expense	1,754	1,358	5,579	4,171
Total expense	6,654	8,842	23,379	27,967
Acceleration of put option settlement	—	8,813	—	12,344
Loss/(gain) on debt extinguishment	16	—	(31)	—
Loss before provision for income taxes	(5,617)	(7,133)	(24,169)	(6,050)
Provision for income taxes (benefit)	(100)	2,370	174	2,603
Consolidated net loss	(5,517)	(9,503)	(24,343)	(8,653)
Less: consolidated net income/(loss) attributable to the non-controlling interest	25	(42)	79	70
Consolidated net loss attributable to the Company	(5,542)	(9,461)	(24,422)	(8,723)
Less: dividends on preferred stock	547	1,053	1,642	4,927
Less: discount on retirement of preferred stock	—	5,735	—	8,194
Consolidated net loss attributable to common stockholders	$(6,089)	$(16,249)	$(26,064)	$(21,844)
Basic loss per common share	$(0.25)	$(0.71)	$(1.10)	$(0.95)
Diluted loss per common share	$(0.25)	$(0.71)	$(1.10)	$(0.95)
Weighted average shares – basic	24,001,702	22,538,891	23,395,727	22,737,182
Weighted average shares – diluted	24,244,147	22,833,465	23,688,918	23,014,197

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Consolidated net loss attributable to common stockholders	$(6,089)	$(16,249)	$(26,064)	$(21,844)
Other comprehensive loss:
Unrealized gain/(loss) on available-for-sale securities	810	(3,724)	3,757	(23,440)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	987	—	4,159	—
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive loss	$(4,292)	$(19,973)	$(18,148)	$(45,284)

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
($ in thousands)	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(24,343)	$(8,653)
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	1,268	1,536
Discount accretion on mortgage loans	(5,163)	(11,011)
Interest and discount accretion on investment in debt securities	(7,240)	(8,001)
Discount accretion on investment in beneficial interests	(5,979)	(8,831)
Gain on debt extinguishment	(31)	—
Gain on sale of real estate owned properties	(147)	(759)
Loss on sale of securities	3,347	860
Impairment of real estate owned	1,045	78
Credit loss expense on mortgage loans and beneficial interests	190	357
Net (increase)/decrease in the net present value of expected credit losses	(3,157)	(6,874)
Loss on loans and joint venture refinancing on beneficial interests	11,024	8,038
Amortization of debt discount and prepaid financing costs	2,151	2,845
Undistributed loss from investment in affiliates	991	869
Other non-cash adjustment	—	(94)
Fair value adjustment on put option liability	4,001	9,712
Acceleration of put option settlement	—	12,344
Net change in operating assets and liabilities
Prepaid expenses and other assets	(7,654)	(139)
Receivable from Servicer	(2,223)	12,111
Accrued expenses, management fee payable, and other liabilities	(1,734)	(353)
Net cash from operating activities	(33,654)	4,035
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(14,401)	(10,690)
Principal paydowns on mortgage loans	71,187	126,791
Proceeds from refinancing and sale of securities available-for-sale and beneficial interests	61,689	123,933
Purchase of securities available-for-sale and beneficial interests	(74,274)	(84,492)
Principal and interest collection on debt securities available-for-sale and beneficial interests	74,212	56,275
Principal and interest collection on debt securities held-to-maturity	27,065	—
Proceeds from sale of property held-for-sale	2,743	4,029
Purchase of property held-for-sale	—	(27)
Investment in equity method investments	(726)	(6,090)
Distribution from affiliates	763	946
Net cash from investing activities	148,258	210,675
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	64,107	138,244
Repayments on repurchase transactions	(117,953)	(221,042)
Repayments on secured borrowings	(43,756)	(95,939)

The accompanying notes are an integral part of the consolidated interim financial statements.

Repurchase of the Company's senior convertible notes	(952)	(75)
Proceeds from notes payable	—	108,910
Payment of prepaid financing costs on notes payable	(55)	(2,806)
Repurchase of preferred stock and warrants	—	(124,958)
Repurchase of common stock	—	(4,653)
Sale of common stock, net of offering costs	17,181	—
Sale of common stock pursuant to dividend reinvestment plan	—	288
Distribution to non-controlling interests	(100)	(1,074)
Dividends paid on common stock and preferred stock	(17,011)	(23,135)
Net cash from financing activities	(98,539)	(226,240)
NET CHANGE IN CASH AND CASH EQUIVALENTS	16,065	(11,530)
CASH AND CASH EQUIVALENTS, beginning of period	47,845	84,426
CASH AND CASH EQUIVALENTS, end of period	$63,910	$72,896
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$43,016	$26,716
Cash paid for income taxes	$444	$828
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of debt securities from investments in securities available-for-sale to investments in securities held-to-maturity	$83,052	$—
Amortization of unrealized loss on debt securities transferred to held-to-maturity	$4,159	$—
Unrealized gain/(loss) on available-for-sale securities	$3,757	$(23,440)
Net transfer of loans to property held-for-sale	$1,348	$3,332
Issuance of common stock for management fee and compensation expense	$1,268	$1,536
Other non-cash beneficial interest charges	$504	$—
Treasury stock received through distributions from investment in Manager	$25	$350
Non-cash adjustments to basis in mortgage loans	$—	$18
Net transfer of loans to mortgage held-for-investment, net from mortgage loans held-for-sale, net	$—	$(29,572)

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive income/(loss)	Total stockholders' equity	Non-controlling interest	Total equity
Balance at nine months ended September 30, 2022
Balance at December 31, 2021	2,307,400	$51,100	2,892,600	$64,044	23,146,775	$233	$(1,691)	$316,162	$66,427	$1,020	$497,295	$3,178	$500,473
Net income	—	—	—	—	—	—	—	—	5,535	—	5,535	96	5,631
Issuance of shares under dividend reinvestment plan	—	—	—	—	9,739	—	—	115	—	—	115	—	115
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(819)	(819)
Stock-based management fee expense	—	—	—	—	39,558	1	—	436	—	—	437	—	437
Stock-based compensation expense	—	—	—	—	8,900	—	—	324	—	—	324	—	324
Dividends declared ($0.26 per share) and distributions	—	—	—	—	—	—	—	—	(7,966)	—	(7,966)	(90)	(8,056)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,778)	(9,778)	—	(9,778)
Reclass of conversion premium - convertible notes	—	—	—	—	—	—	—	(711)	—	—	(711)	—	(711)
Treasury stock	—	—	—	—	(10,406)	—	(117)	—	—	—	(117)	—	(117)
Balance at March 31, 2022	2,307,400	$51,100	2,892,600	$64,044	23,194,566	$234	$(1,808)	$316,326	$63,996	$(8,758)	$485,134	$2,365	$487,499
Net loss	—	—	—	—	—	—	—	—	(4,797)	—	(4,797)	16	(4,781)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive income/(loss)	Total stockholders' equity	Non-controlling interest	Total equity
Issuance of shares under dividend reinvestment plan	—	—	—	—	8,100	—	—	85	—	—	85	—	85
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(14)	(14)
Stock-based compensation expense	—	—	—	—	11,597	—	—	347	—	—	347	—	347
Dividends declared ($0.26 per share) and distributions	—	—	—	—	—	—	—	—	(7,940)	—	(7,940)	(93)	(8,033)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(9,938)	(9,938)	—	(9,938)
Repurchase of preferred stock	(768,519)	(17,020)	(231,481)	(5,125)	—	—	—	—	(2,459)	—	(24,604)	—	(24,604)
Treasury stock	—	—	—	—	(487,691)	—	(4,769)	—	—	—	(4,769)	—	(4,769)
Balance at June 30, 2022	1,538,881	$34,080	2,661,119	$58,919	22,726,572	$234	$(6,577)	$316,758	$48,800	$(18,696)	$433,518	$2,274	$435,792
Net loss	—	—	—	—	—	—	—	—	(9,461)	—	(9,461)	(42)	(9,503)
Issuance of shares under dividend reinvestment plan	—	—	—	—	9,315	—	—	88	—	—	88	—	88
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(34)	(34)
Stock-based compensation expense	—	—	—	—	159,309	1	—	427	—	—	428	—	428
Dividends declared ($0.27 per share) and distributions	—	—	—	—	—	—	—	—	(7,229)	—	(7,229)	(24)	(7,253)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive income/(loss)	Total stockholders' equity	Non-controlling interest	Total equity
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(3,724)	(3,724)	—	(3,724)
Repurchase of preferred stock	(1,113,932)	(24,669)	(1,525,529)	(33,776)	—	—	—	—	(5,735)	—	(64,180)	—	(64,180)
Treasury stock	—	—	—	—	(11,562)	—	(118)	—	—	—	(118)	—	(118)
Balance at September 30, 2022	424,949	$9,411	1,135,590	$25,143	22,883,634	$235	$(6,695)	$317,273	$26,375	$(22,420)	$349,322	$2,174	$351,496

Balance at nine months ended September 30, 2023
Balance at December 31, 2022	424,949	$9,411	1,135,590	$25,143	23,130,956	$241	$(9,532)	$322,439	$13,275	$(25,649)	$335,328	$2,137	$337,465
Net loss	—	—	—	—	—	—	—	—	(7,394)	—	(7,394)	30	(7,364)
Sale of shares	—	—	—	—	345,578	4	—	2,423	—	—	2,427	—	2,427
Stock-based compensation expense	—	—	—	—	32,912	—	—	600	—	—	600	—	600
Dividends declared ($0.25 per share) and distributions	—	—	—	—	—	—	—	—	(6,425)	—	(6,425)	(34)	(6,459)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	2,033	2,033	—	2,033
Other comprehensive income	—	—	—	—	—	—	—	—	—	3,853	3,853	—	3,853
Balance at March 31, 2023	424,949	$9,411	1,135,590	$25,143	23,509,446	$245	$(9,532)	$325,462	$(544)	$(19,763)	$330,422	$2,133	$332,555
Net loss	—	—	—	—	—	—	—	—	(11,486)	—	(11,486)	24	(11,462)
Sale of shares	—	—	—	—	94,012	1	—	526	—	—	527	—	527

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive income/(loss)	Total stockholders' equity	Non-controlling interest	Total equity
Stock-based compensation expense	—	—	—	—	28,395	1	—	291	—	—	292	—	292
Dividends declared ($0.20 per share) and distributions	—	—	—	—	—	—	—	—	(5,252)	—	(5,252)	(28)	(5,280)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	1,139	1,139	—	1,139
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(906)	(906)	—	(906)
Treasury stock	—	—	—	—	(4,176)	—	(25)	—	—	—	(25)	—	(25)
Balance at June 30, 2023	424,949	$9,411	1,135,590	$25,143	23,627,677	$247	$(9,557)	$326,279	$(17,282)	$(19,530)	$314,711	$2,129	$316,840
Net loss	—	—	—	—	—	—	—	—	(5,542)	—	(5,542)	25	(5,517)
Sale of shares	—	—	—	—	2,182,152	21	—	14,206	—	—	14,227	—	14,227
Stock-based compensation expense	—	—	—	—	(1,148)	—	—	376	—	—	376	—	376
Dividends declared ($0.20 per share) and distributions	—	—	—	—	—	—	—	—	(5,334)	—	(5,334)	(38)	(5,372)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	987	987	—	987

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive income/(loss)	Total stockholders' equity	Non-controlling interest	Total equity
Other comprehensive income	—	—	—	—	—	—	—	—	—	810	810	—	810
Balance at September 30, 2023	424,949	$9,411	1,135,590	$25,143	25,808,681	$268	$(9,557)	$340,861	$(28,158)	$(17,733)	$320,235	$2,116	$322,351

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2023
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

The Operating Partnership, through interests in certain entities, as of September 30, 2023, held 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of September 30, 2023, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). The Company has securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs.

In 2018, the Company formed Gaea Real Estate Corp. ("Gaea") to invest in multifamily properties with a focus on property appreciation and triple net lease veterinary clinics. The Company elected to treat Gaea as a TRS under the Code in 2018 and elected to treat Gaea as a REIT under the Code in 2019 and thereafter. Also during 2018, the Company formed Gaea Real Estate Operating Partnership LP, a wholly-owned subsidiary of Gaea, to hold investments in commercial real estate assets, and Gaea Real Estate Operating LLC, to act as its general partner. The Company also formed Gaea Veterinary Holdings LLC, BFLD Holdings LLC, Gaea Commercial Properties LLC, Gaea Commercial Finance LLC and Gaea RE Holdings LLC as
The accompanying notes are an integral part of the consolidated interim financial statements.

subsidiaries of Gaea Real Estate Operating Partnership. In 2019, the Company formed DG Brooklyn Holdings LLC, also a subsidiary of Gaea Real Estate Operating Partnership LP, to hold investments in multi-family properties.

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At September 30, 2023, the Company owned approximately 22.0% of Gaea. The Company accounts for its investment in Gaea under the equity method.

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

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company at both September 30, 2023 and December 31, 2022. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings is 99.9% owned by the Company as of September 30, 2023 and December 31, 2022. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

As of September 30, 2023 and December 31, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a REMIC.

During January 2023, the Company contributed an additional $0.7 million equity interest in GAFS. As of September 30, 2023 and December 31, 2022, the Company's ownership of GAFS was 9.6% and 8.0%, respectively.

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

Note 2 — Summary of Significant Accounting Policies

Mortgage Loans

Purchased Credit Deteriorated Loans ("PCD loans")

As of their acquisition date, the loans acquired by the Company have generally suffered some credit deterioration subsequent to origination. As a result, the Company’s recognition of interest income for PCD loans is typically based upon it having a reasonable expectation of the amount and timing of the cash flows expected to be collected. When the timing and amount of cash flows expected to be collected are reasonably estimable, the Company uses expected cash flows to apply the effective interest method of income recognition. The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL using the prospective transition approach for PCD assets on January 1, 2020.

The accompanying notes are an integral part of the consolidated interim financial statements.

Acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The Company may adjust its loan pools as the underlying risks change over time. The Company has aggregated its mortgage loan portfolio into loan pools based on similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Any gain or loss on these loans is recognized as interest income in the period the loan pays in full.

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

Investments in Securities

The Company’s Investments in Securities Available-for-Sale ("AFS") and Investments in Securities Held-to-Maturity ("HTM") consist of investments in senior and subordinated notes issued by joint ventures which the Company forms with third party institutional accredited investors. Investments in debt securities for which the Company does not have the positive intent and ability to hold to maturity are classified as AFS. Investments in debt securities for which the Company has the positive intent, ability, or is required to hold to maturity are classified as HTM.

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

The warrants include a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability in the Company's consolidated balance sheets with an original basis of $9.5 million. During the year ended December 31, 2022, the Company repurchased and retired a portion of its warrants. As of September 30, 2023, the basis of the warrants was $16.2 million after accreting to the initial future put obligation of $15.7 million in July 2023, taking into account the 2022 redemptions. The warrants continue to accrue at a rate of 10.75% for the Series A Preferred Stock and 13.00% for the Series B Preferred Stock on the initial future put obligation with no compounding. The rate is determined by subtracting the dividend rate on the preferred stock from 18.0%.

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

Convertible Senior Notes

During 2017 and 2018, the Company completed the public offer and sale of its convertible senior notes due 2024 (the "2024 Notes"). At September 30, 2023 and December 31, 2022, the UPB of the debt was $103.5 million and $104.5 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions, the 2024 Notes will be convertible by their holders into shares of the Company’s common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, are subject to adjustment under certain circumstances.

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

Notes Payable

During August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 2027 (the "2027 Notes"). The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and two of its subsidiaries: Great Ajax Operating LLC (the "GP Guarantor") and Great Ajax II Operating Partnership L.P. (the "Subsidiary Guarantor," and together with the Company and the GP Guarantor, the "Guarantors"). The 2027 Notes are included in the Company's liabilities in its consolidated balance sheet at September 30, 2023 and December 31, 2022. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions,

The accompanying notes are an integral part of the consolidated interim financial statements.

and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes. At both September 30, 2023 and December 31, 2022, the UPB of the 2027 Notes was $110.0 million.

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

The fair value of the Company's ownership interest in the Manager has historically been valued by applying an earnings multiple to base fee revenue, however, beginning the quarter ending September 30, 2023, the Company valued the Manager in an amount equal to the termination payment required to terminate the Manager plus the fair value of the Manager's assets.

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

The fair value of the Company's put option liability is adjusted to approximate market value through earnings. The put obligation is a fixed amount that may be settled in cash or shares of the Company’s common stock at the option of the Company. Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis, adjusted for subsequent repurchases, to the future put obligation over the 39-month term of the put option liability. The fair value of the Company's put option liability is measured quarterly and the accreted liability has approximated fair value.
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

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60). The amendments in this update address the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. This objective of this amendment is to help provide useful information to investors and other allocators of capital in a joint venture's financial statements and reduce the diversity in practice. This guidance is

The accompanying notes are an integral part of the consolidated interim financial statements.

effective January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of September 30, 2023 and December 31, 2022 ($ in thousands):

Loan portfolio basis by asset type	September 30, 2023	December 31, 2022
Residential RPLs	$837,790	$872,913
Residential NPLs	93,975	105,081
SBC loans	7,315	11,090
Total	$939,080	$989,084

Included on the Company’s consolidated balance sheets as of both September 30, 2023 and December 31, 2022 are approximately $939.1 million and $1.0 billion of RPLs, NPLs, and SBC loans that are held-for-investment.

The categorization of RPLs, NPLs and SBC loans is determined at acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income as well as credit and non-credit discount, less principal and interest cash flows received. The carrying values at September 30, 2023 and December 31, 2022, for the Company's loans in the table above, are presented net of a cumulative allowance for expected credit losses of $7.4 million and $6.1 million, respectively, reflected in the appropriate lines in the table by loan type. For the three months ended September 30, 2023, the Company recognized $0.3 million of expense due to a net increase in expected credit losses resulting from decreases in the present value of the expected cash flows and $3.2 million of revenue due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows for the nine months ended September 30, 2023. Comparatively, for the three and nine months ended September 30, 2022, the Company recognized $1.9 million and $7.0 million, respectively, of revenue due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows. Also, for the three and nine months ended September 30, 2023, the Company recognized accretable yield of $12.7 million and $38.9 million, respectively, with respect to its RPL, NPL and SBC loans. Comparatively, for the three and nine months ended September 30, 2022, the Company recognized accretable yield of $14.9 million and $46.5 million, respectively, with respect to its RPL, NPL and SBC loans.

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

During the three and nine months ended September 30, 2023, the Company purchased one and 72 RPLs with UPB of $0.2 million and $17.3 million, respectively. Comparatively, during the three and nine months ended September 30, 2022, the Company purchased 34 and 40 RPLs with UPB of $9.1 million and $10.3 million, respectively. During both the three and nine months ended September 30, 2023, the Company purchased one NPL with UPB of $0.2 million. Comparatively, during the three and nine months ended September 30, 2022, the Company purchased three and eight NPLs with UPB of $0.4 million and $1.5 million, respectively. The Company purchased no SBC loans during both the three and nine months ended September 30, 2023 and 2022. During the three and nine months ended September 30, 2023 and 2022, the Company sold no mortgage loans.

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

The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	September 30, 2023
	2022	2021	2020	2019	2018	2017	2009-2016	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$2,418	$2,490	$1,336	$7,058	$1,297	$3,118	$29,320	$199,834	$83,177	$330,048
GAOP - 7f7 <50	562	131	—	217	—	146	2,607	28,384	7,365	39,412
GAOP - 6f6 and below	616	2,434	728	1,699	1,712	369	16,887	88,362	25,956	138,763
Great Ajax II REIT - 7f7 >50	—	—	718	641	785	406	34,264	243,860	87,283	367,957
Great Ajax II REIT - 7f7 <50	—	—	—	56	13	—	2,748	22,512	6,650	31,979
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	194	5,456	18,135	7,136	30,921
Total	$3,596	$5,055	$2,782	$9,671	$3,807	$4,233	$91,282	$601,087	$217,567	$939,080

The accompanying notes are an integral part of the consolidated interim financial statements.

	December 31, 2022
	2022	2021	2020	2019	2018	2017	2009-2016	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$1,041	$1,770	$4,118	$7,004	$2,557	$2,983	$32,170	$198,950	$80,203	$330,796
GAOP - 7f7 <50	—	—	—	337	—	—	3,212	34,599	10,501	48,649
GAOP - 6f6 and below	1,756	280	2,158	1,040	597	942	15,930	98,408	30,697	151,808
Great Ajax II REIT - 7f7 >50	—	—	734	661	800	467	34,973	250,168	90,478	378,281
Great Ajax II REIT - 7f7 <50	—	—	—	140	13	—	3,487	27,300	8,885	39,825
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	139	6,166	23,690	9,730	39,725
Total	$2,797	$2,050	$7,010	$9,182	$3,967	$4,531	$95,938	$633,115	$230,494	$989,084

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Par	$360	$9,509	$17,500	$11,851
Discount	(199)	(740)	(2,999)	(880)
Decrease/(increase) in allowance	152	(253)	(100)	(281)
Purchase Price	$313	$8,516	$14,401	$10,690

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows as compared to the amounts expected to be contractually received. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows as compared to its contractual amounts due. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the three and nine months ended September 30, 2023, the Company recorded a $1.2 million and $4.2 million, respectively, reclassification from non-credit discount to the allowance for expected credit losses. For the three months ended September 30, 2023, the Company had a $0.3 million increase of the allowance for expected credit losses due to decreases in the net present value of expected cash flows and for the nine months ended September 30, 2023, the Company had a $3.2 million reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During the three and nine months ended September 30, 2023, the Company also recorded a $0.2 million decrease of $0.1 million increase, respectively in the allowance for expected credit losses due to new acquisitions. Comparatively, during the three months ended September 30, 2022, the Company recorded a $2.3 million reclassification to non-credit discount from the allowance for expected credit losses, and during the nine months ended September 30, 2022, the Company recorded a $4.5 million reclassification from non-credit discount to the allowance for expected credit losses. This was followed by a $1.9 million and $7.0 million, respectively, reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During both the three and nine months ended September 30, 2022, the Company also recorded a $0.3 million increase in the allowance for expected credit losses due to new acquisitions. An analysis of the balance in the allowance for expected credit losses account follows ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Allowance for expected credit losses, beginning of period	$(5,985)	$(9,126)	$(6,107)	$(7,112)
Reclassification (from)/to non-credit discount (to)/from the allowance for changes in payment timing expectations	(1,207)	2,304	(4,206)	(4,488)
Decrease/(increase) in allowance for expected credit losses for loan acquisitions during the period	152	(253)	(100)	(281)
Credit loss expense on mortgage loans	(76)	(80)	(190)	(307)
(Increase in)/reversal of allowance for expected credit losses due (increases)/decreases in the net present value of expected cash flows	(330)	1,935	3,157	6,968
Allowance for expected credit losses, end of period	$(7,446)	$(5,220)	$(7,446)	$(5,220)

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023
	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$217,288	$49,277	$694	$61,864	$925	$330,048
GAOP - 7f7 <50	19,786	10,511	175	8,804	136	39,412
GAOP - 6f6 and below	3,069	897	729	84,362	49,706	138,763
Great Ajax II REIT - 7f7 >50	307,823	44,009	786	15,234	105	367,957
Great Ajax II REIT - 7f7 <50	26,102	4,637	147	1,093	—	31,979
Great Ajax II REIT - 6f6 and below	195	199	—	25,472	5,055	30,921
Total	$574,263	$109,530	$2,531	$196,829	$55,927	$939,080

	December 31, 2022
	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$198,006	$44,773	$772	$86,603	$642	$330,796
GAOP - 7f7 <50	26,303	5,815	140	16,232	159	48,649
GAOP - 6f6 and below	3,333	1,538	94	94,010	52,833	151,808
Great Ajax II REIT - 7f7 >50	319,677	39,161	700	18,743	—	378,281
Great Ajax II REIT - 7f7 <50	33,113	4,188	90	2,434	—	39,825
Great Ajax II REIT - 6f6 and below	178	—	39	36,086	3,422	39,725
Total	$580,610	$95,475	$1,835	$254,108	$57,056	$989,084

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

Property Held-for-Sale

As of September 30, 2023 and December 31, 2022, the Company’s net investments in real estate owned properties was $4.0 million and $6.3 million, respectively, all of which related to properties held-for-sale. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. Also, included in the properties held-for-sale balance for the periods as of September 30, 2023 and December 31, 2022, was $0.2 million and $0.3 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. As of September 30, 2023 and December 31, 2022, the Company had a total of 25 and 39 real estate owned properties, respectively. For the three and nine months ended September 30, 2023 and 2022, the majority of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
Property Held-for-Sale	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	28	$3,745	37	$7,434	39	$6,333	31	$6,063
Net transfers from mortgage loans	4	1,339	8	1,099	5	1,348	18	3,332
Purchases	—	—	1	27	—	—	1	27
Adjustments to record at lower of cost or fair value	—	(249)	—	22	—	(1,045)	—	(78)
Disposals	(7)	(795)	(9)	(2,508)	(19)	(2,596)	(13)	(3,270)
Balance at end of period	25	$4,040	37	$6,074	25	$4,040	37	$6,074

Dispositions

During the three and nine months ended September 30, 2023, the Company sold seven and 19 REO properties, respectively, realizing a net gain of approximately $0.1 million during both the three and nine months ended September 30, 2023. Comparatively, for the three and nine months ended September 30, 2022, the Company sold nine and 13 REO properties, respectively, realizing net gains of approximately $0.8 million during both periods. These amounts are included in Other income on the Company's consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded expense of lower of cost or net realizable value adjustments in real estate operating expense of $0.2 million and $1.0 million, respectively. Comparatively, during the three and nine months ended September 30, 2022, the Company recorded a recovery of lower of cost or net realizable value adjustments in real estate operating expense of $22 thousand and an expense of lower of cost or net realizable value adjustments in real estate operating expense of $0.1 million, respectively. These amounts are included in Other expense on the Company's consolidated statements of operations.

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests which are the net residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. Beneficial interests may be trust certificates and/or subordinated notes depending on the structure of the securitization. The Company's debt securities and beneficial interests are issued by securitization trusts, which are VIEs that the Company does not consolidate since it has determined it is not the primary beneficiary. See Note 10 — Related Party Transactions. The Company designated its debt securities as AFS or HTM based on the intent and ability to hold each security to maturity. The Company carries its AFS debt securities at fair value using prices provided by financing counterparties and believes any unrealized losses to be temporary. The Company carries its investments in securities HTM at amortized cost, net of any required allowance for credit losses. The Company carries its investments in beneficial interests at amortized cost.

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

Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value. On the date of transfer, accumulated other comprehensive income included unrealized losses of $10.9 million, which continues to be reported in accumulated other comprehensive income and is amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value. During the three and nine months ended September 30, 2023, the Company recorded amortization of $1.0 million and $4.2 million, respectively, of unrealized losses in accumulated other comprehensive income and of unamortized discount related to transfers of securities from AFS to HTM.

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

	As of September 30, 2023
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale, at fair value	$141,987	$—	$(10,950)	$131,037
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses	61,189	43	(1,363)	59,869
Investment in beneficial interests at amortized cost, net of allowance for credit losses	116,954	—	(19,715)	97,239
Total investments	$320,130	$43	$(32,028)	$288,145

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS and HTM of $0.1 million and $24 thousand, respectively.

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

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents a breakdown of the Company's gross unrealized losses on its investments in debt securities AFS ($ in thousands):

	As of September 30, 2023
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Fair value
Debt securities due February 2028(3)	February 2026	$4,668	$(1)	$4,667
Debt securities due November 2051(4)	March 2025	3,763	(42)	3,721
Debt securities due March 2060(4)	February 2025	5,878	(907)	4,971
Debt securities due June 2060(4)	March 2024	3,573	(131)	3,442
Debt securities due September 2060(3)	March 2024	1,374	(47)	1,327
Debt securities due December 2060(4)	July 2029	21,636	(4,745)	16,891
Debt securities due January 2061(4)	September 2024	4,886	(692)	4,194
Debt securities due June 2061(5)	January 2025/February 2025	13,213	(1,544)	11,669
Debt securities due October 2061(4)	April 2029	11,960	(1,321)	10,639
Debt securities due March 2062(4)	May 2029	10,525	(1,080)	9,445
Debt securities due July 2062(3)	February 2030	12,781	(430)	12,351
Debt securities due October 2062(3)	October 2026	18,005	(3)	18,002
Debt securities due May 2063(3)	July 2030	29,638	(7)	29,631
Total		$141,900	$(10,950)	$130,950

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
(5)This line is comprised of two securities that are both due June 2061. One security with a balance of $0.4 million has been in an unrealized loss position for 12 months or longer and has a step-up date in January 2025, and the other security of $1.1 million has been in a loss position for 12 months or longer and has a step-up date in February 2025.

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

As of September 30, 2023, the Company had a gross unrealized loss of $11.0 million and no gross unrealized gains in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments AFS with a fair value of $131.0 million, which includes $0.1 million in interest receivable. As of December 31, 2022, the Company recorded a gross unrealized loss of $25.6 million and no gross unrealized gains in fair valuation adjustments in accumulated other comprehensive loss on the consolidated balance sheet on total investments AFS with a fair value of $257.1 million, which includes $0.1 million in interest receivable.

During the three months ended September 30, 2023, the Company re-securitized, with an institutional accredited investor, various joint ventures into Ajax Mortgage Loan Trust 2023-B and 2023-C ("2023-B and -C") and retained 20.0% or $21.8 million and $36.1 million, respectively, of varying classes of agency rated securities and equity. 2023-B acquired 571 RPLs and NPLs with UPB of $121.7 million and an aggregate property value of $255.0 million. The senior securities represent 75.0% of the UPB of the underlying mortgage loans and carry a 4.25% coupon. 2023-C acquired 1,171 RPLs and NPLs with UPB of $203.6 million and an aggregate property value of $463.7 million. The AAA through A rated securities represent 72.4% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.45%. Based on the structure of the transactions, the Company does not consolidate 2023-B and -C under U.S. GAAP and the retained debt securities are classified as AFS.

On February 23, 2023, the Company re-securitized, with an institutional accredited investor, Ajax Mortgage Loan Trust 2019-E, 2019-G and 2019-H ("2019-E, -G and -H") joint ventures into Ajax Mortgage Loan Trust 2023-A ("2023-A") and retained 8.6% or $16.1 million of varying classes of agency rated securities and equity. 2023-A acquired 1,085 RPLs and NPLs with UPB of $205.1 million and an aggregate property value of $497.4 million. The AAA through A rated securities represent 79.8% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.46%. All of the debt securities retained from 2023-A are classified as AFS.

Comparatively, during the three months ended September 30, 2022, the Company acquired no debt securities and beneficial interests; however, during the nine months ended September 30, 2022, the Company re-securitized, with an institutional accredited investor, Ajax Mortgage Loan Trust 2018-D and 2018-G ("2018-D and -G") joint ventures into Ajax Mortgage Loan Trust 2022-A ("2022-A") and retained $49.2 million of varying classes of agency rated securities and equity. The Company acquired 23.3% of the securities and trust certificates from the trust. 2022-A acquired 811 RPLs and NPLs with UPB of $215.5 million and an aggregate property value of $518.8 million. The AAA through A rated securities represent 71.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. This is the first fully rated securitization structure to include a substantial amount of NPLs. Approximately 33.90% of loan UPB in 2022-A was 60 days or more delinquent. Also, the Company refinanced, with an institutional accredited investor, Ajax Mortgage Loan Trust 2019-A and 2019-B ("2019-A and -B") joint ventures into Ajax Mortgage Loan Trust 2022-B ("2022-B") and retained $36.8 million of varying classes of agency rated securities and equity. The Company acquired 17.2% of the securities and trust certificates from the trust. 2022-B acquired 1,106 RPLs and NPLs with UPB of $220.8 million and an aggregate property value of $575.5 million. The AAA through A rated debt securities represent 76.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. Debt securities retained from 2022-A and 2022-B are classified as AFS.

At September 30, 2023, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $131.0 million, $61.2 million and $117.0 million, respectively. At December 31, 2022, the investments in debt securities AFS and beneficial interests were carried on the Company's consolidated balance sheet at $257.1 million and $134.6 million, respectively.

During the three and nine months ended September 30, 2023, the Company sold senior notes issued by certain joint ventures and recognized a loss of $0.4 million and $3.3 million, respectively, which was recorded net to accumulated other comprehensive loss. Comparatively, during both the three and nine months ended September 30, 2022, the Company sold senior notes issued by certain joint ventures and recognized a loss of $0.9 million. As of September 30, 2023 and December 31, 2022, the Company had no securities that were past due.

The accompanying notes are an integral part of the consolidated interim financial statements.

During the second quarter of 2023, the Company recorded an other than temporary impairment of $8.8 million on its beneficial interests due to the refinancing of eight joint ventures that were redeemed or partially paid down and the underlying loans were re-securitized to form 2023-B and -C. The $8.8 million was recorded on the Company's consolidated statements of operations and became a realized loss when the transactions closed during the third quarter of 2023. The Company also recognized an additional $1.3 million loss when the transaction closed during the third quarter of 2023 to reflect the final pricing agreed to with the majority certificate holder. Although the Company retained approximately a proportionate investment in the securities issued by 2023-B and -C, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the eight joint ventures to 2023-B and -C.

During the first quarter of 2023, the Company re-securitized 2019-E, -G and -H into 2023-A. The re-securitization resulted in a loss of $1.0 million on its beneficial interests in 2019-H. Although the Company retained a proportionate interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were settled through a combination of the beneficial interests in 2023-A and cash received from the sale of the underlying loans in 2019-E, -G and -H. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected cash proceeds at redemption.

During the first quarter of 2022, the Company recorded an other than temporary impairment of $4.0 million on its beneficial interests in 2018-D and -G when the underlying mortgage loans were re-securitized into 2022-A. The loss became a realized loss when the transaction closed in the second quarter of 2022. Also, during the second quarter of 2022, the Company recorded a loss of $2.1 million on its beneficial interests in 2019-A and -B when the underlying mortgage loans were re-securitized into 2022-B. Although the Company retained a proportionate interest in the underlying mortgage loans and related cash flows in the new trusts, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans to 2022-A and -B.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Par	$11,962	$—	$14,013	$14,720
(Discount)/Premium	(3,225)	—	(2,262)	1,087
Purchase Price	$8,737	$—	$11,751	$15,807

The Company generally recognizes accretable yield and increases and decreases in the net present value of expected cash flows in earnings in the period they occur. For the three and nine months ended September 30, 2023, the Company recognized accretable yield of $1.9 million and $6.0 million, respectively, on its beneficial interest. Comparatively, for the three and nine months ended September 30, 2022, the Company recognized accretable yield of $2.2 million and $8.8 million, respectively, on its beneficial interest. For the three and nine months ended September 30, 2023, the Company recognized accretable yield of $0.5 million and $1.7 million, respectively, on its investments in securities HTM. An expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest or investments in securities HTM. If there is no allowance for expected credit losses recorded against a beneficial interest or investments in securities HTM, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary.

During the three and nine months ended September 30, 2023, the Company had no activity and balance related to the allowance for expected credit losses for investments in securities HTM.

During the three and nine months ended September 30, 2023, the Company had no activity and balance related to the allowance for expected credit losses for beneficial interests. Comparatively, during three and nine months ended September 30, 2022, the Company recorded a zero and $0.8 million reclassification to non-credit discount from the allowance for changes in

The accompanying notes are an integral part of the consolidated interim financial statements.

payment expectations and a zero and $0.1 million increase in the allowance for expected credit losses due to decreases in the net present value of expected cash flows, respectively.

An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Allowance for expected credit losses, beginning balance	$—	$—	$—	$(615)
Reclassification to non-credit discount from the allowance for changes in payment expectations	—	—	—	759
Credit loss expense on beneficial interests	—	—	—	(50)
Increase in allowance for expected credit losses due to decreases in the net present value of expected cash flows	—	—	—	(94)
Allowance for expected credit losses, ending balance	$—	$—	$—	$—

Note 6 — Fair Value

For a discussion on the Company's fair value policy see Note 2 — Summary of Significant Accounting Policies.

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$131,037	$—	$131,037	$—
Recurring financial liabilities
Put option liability	$16,155	$—	$—	$16,155

		Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$257,062	$—	$257,062	$—
Recurring financial liabilities
Put option liability	$12,153	$—	$—	$12,153

The accompanying notes are an integral part of the consolidated interim financial statements.

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$939,080	$—	$—	$883,565
Investment in debt securities held-to-maturity	$61,189	$—	$59,869	$—
Investment in beneficial interests	$116,954	$—	$—	$97,239
Investment in Manager	$1,208	$—	$—	$4,831
Investment in AS Ajax E LLC	$428	$—	$527	$—
Investment in Ajax E Master Trust	$2,105	$—	$2,020	$—
Investment in GAFS, including warrants	$2,672	$—	$—	$1,439
Investment in Gaea	$22,519	$—	$—	$22,118
Investment in Loan pool LLCs	$200	$—	$—	$657
Financial liabilities
Secured borrowings, net	$424,651	$—	$379,780	$—
Borrowings under repurchase transactions	$392,024	$—	$392,024	$—
Convertible senior notes, net	$103,516	$99,872	$—	$—
Notes payable, net	$106,629	$—	$99,495	$—

		Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$989,084	$—	$—	$971,069
Investment in beneficial interests	$134,552	$—	$—	$134,552
Investment in Manager	$921	$—	$—	$10,093
Investment in AS Ajax E LLC	$453	$—	$606	$—
Investment in Ajax E Master Trust	$2,208	$—	$2,272	$—
Investment in GAFS, including warrants	$2,041	$—	$—	$3,320
Investment in Gaea	$24,339	$—	$—	$22,119
Investment in Loan pool LLCs	$223	$—	$—	$707
Financial liabilities
Secured borrowings, net	$467,205	$—	$421,680	$—
Borrowings under repurchase agreement	$445,855	$—	$445,855	$—
Convertible senior notes, net	$104,256	$100,084	$—	$—
Notes payable, net	$106,046	$—	$107,327	$—

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

following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 ($ in thousands):

			Level 1	Level 2	Level 3
September 30, 2023	Carrying value	Nine months ended fair value adjustment recognized in the consolidated statements of operations	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$4,040	$(1,045)	$—	$—	$4,040

			Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Fair value adjustment recognized in the consolidated statements of operations	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,333	$(376)	$—	$—	$6,333

Note 7 — Affiliates

Unconsolidated Affiliates

At both September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022, the Company had ownership interests in five affiliated entities accounted for under the equity method of accounting.

At both September 30, 2023 and December 31, 2022, the Company’s ownership interest in the Manager, a privately held company for which there is no public market for its securities, was approximately 19.8%. The Company accounts for its ownership interest in the Manager using the equity method.

At September 30, 2023 and December 31, 2022, the Company's ownership interest was approximately 9.6% and 8.0% in GAFS, respectively. The Company accounts for its investment in GAFS using the equity method.

At both September 30, 2023 and December 31, 2022, the Company owned approximately 22.0% of Gaea. The Company accounts for its ownership interest in Gaea using the equity method.

At both September 30, 2023 and December 31, 2022, the Company’s ownership interest in AS Ajax E LLC, a Delaware trust formed to own residential mortgage loans and residential real estate assets, was approximately 16.5%. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. The Company accounts for its ownership interest using the equity method.

At both September 30, 2023 and December 31, 2022, the Company’s ownership interest was approximately 40.0% in one loan pool LLC managed by the Servicer, which hold investments in RPLs and NPLs. The Company accounts for its ownership interest using the equity method.

The accompanying notes are an integral part of the consolidated interim financial statements.

The table below shows the net income/(loss), assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended September 30,		Nine months ended September 30,
Net income/(loss) at 100%	2023	2022	2023	2022
Thetis Asset Management LLC	$1,713	$(502)	$1,577	$(1,065)
AS Ajax E LLC	$52	$45	$174	$85
Loan pool LLCs	$(16)	$(49)	$(56)	$(81)
Great Ajax FS LLC	$(92)	$(2,458)	$(1,066)	$(5,734)
Gaea Real Estate Corp.	$(4,584)	$(757)	$(6,916)	$(1,210)

	September 30, 2023		December 31, 2022
Assets and liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$8,211	$995	$6,948	$2,661
AS Ajax E LLC	$2,677	$1	$2,837	$2
Loan pool LLCs	$1,200	$216	$1,201	$161
Great Ajax FS LLC	$68,692	$56,595	$78,375	$66,324
Gaea Real Estate Corp.	$157,965	$61,915	$162,933	$58,185

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended September 30,		Nine months ended September 30,
Net income/(loss) at the Company's share	2023	2022	2023	2022
Thetis Asset Management LLC	$339	$(99)	$312	$(211)
AS Ajax E LLC	$9	$7	$29	$14
Loan pool LLCs	$(6)	$(20)	$(22)	$(33)
Great Ajax FS LLC	$(9)	$(197)	$(96)	$(460)
Gaea Real Estate Corp.	$(1,007)	$(167)	$(1,520)	$(268)

	September 30, 2023		December 31, 2022
Assets and liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$1,626	$197	$1,376	$527
AS Ajax E LLC	$441	$—	$467	$—
Loan pool LLCs	$480	$86	$480	$64
Great Ajax FS LLC	$6,587	$5,427	$6,270	$5,306
Gaea Real Estate Corp.	$34,705	$13,603	$35,894	$12,818

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. At both September 30, 2023 and December 31, 2022, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. At both September 30, 2023 and December 31, 2022, the Company held a 50.0% ownership in the remaining loans held by 2017-D. Great Ajax II REIT wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans

The accompanying notes are an integral part of the consolidated interim financial statements.

into securitization trusts and holds subordinated securities issued by such trusts. At both September 30, 2023 and December 31, 2022, Great Ajax II REIT was 99.9% owned by the Company. Similarly, as of September 30, 2023 and December 31, 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E.

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

At September 30, 2023, the Company had no commitments to acquire additional mortgage loans.

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

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. Of the 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock the Company repurchased and retired during the year ended December 31, 2022, 1,113,932 and 1,882,451 shares of its series A preferred stock and 1,525,529 and 1,757,010 shares of its series B preferred stock were repurchased and retired during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, the series A and series B preferred stock were repurchased for an aggregate of $64.2 million and $88.7 million, respectively, at an average price of $24.32 and $24.37 per share, respectively, representing a discount of approximately 2.7% and 2.5%, respectively, to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $5.7 million and $8.2 million of preferred stock discount during the three and nine months ended September 30, 2022, respectively. There was no repurchase of preferred stock during the three and nine months ended September 30, 2023. Also during the year ended December 31, 2022, the Company repurchased and retired 4,549,328 of the outstanding warrants for $35.0 million. Of the 4,549,328 warrants the Company repurchased and retired during the year ended December 31, 2022, 3,299,328 and 4,549,328 warrants were repurchased and retired during the three and nine months ended September 30, 2022, respectively, for $25.8 million and $35.0 million, respectively. No warrants were repurchased during the three and nine months ended September 30, 2023. The remaining liability on the consolidated balance sheet at September 30, 2023 for the present value of the put liability on the remaining outstanding warrants is $16.2 million, representing the fair value of the put liability at the balance sheet date. As of September 30, 2023, the basis of the warrants was $16.2 million after accreting to the initial future put obligation of $15.7 million in July 2023, taking into account the 2022 redemptions. The warrants continue to accrue at a rate of 10.75% for the Series A Preferred Stock and 13.00% for the Series B Preferred Stock on the initial future put obligation with no compounding. The rate is determined by subtracting the dividend rate on the preferred stock from 18.0%. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of operations. The following table sets forth the details of the Company's put option liability ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning balance	$15,614	$24,834	$12,153	$23,667
Fair value adjustments during the period	540	2,917	4,001	9,712
Repurchases	—	(17,029)	—	(22,657)
Ending balance	$16,154	$10,722	$16,154	$10,722

The accompanying notes are an integral part of the consolidated interim financial statements.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The Company has also entered into four repurchase facilities as of September 30, 2023 substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are bonds retained from the Company's securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	September 30, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$71,697	$105,129	6.89%
A Bonds	October 3, 2023	11,266	15,856	6.75%
	October 20, 2023	21,790	29,001	6.77%
	November 3, 2023	11,007	13,655	6.52%
	November 22, 2023	2,181	3,576	6.69%
B Bonds	October 26, 2023	2,979	5,145	7.65%
	November 3, 2023	3,572	6,702	7.34%
	November 22, 2023	4,365	8,158	7.29%
	December 13, 2023	13,127	20,416	7.16%
M Bonds	November 3, 2023	295	516	6.69%
	November 22, 2023	1,115	2,104	6.89%

The accompanying notes are an integral part of the consolidated interim financial statements.

	September 30, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Nomura - bonds(1)		$70,557	$100,507		6.87%
A Bonds	October 24, 2023	36,517	46,784		6.86%
	November 15, 2023	5,413	7,508		6.91%
	December 29, 2023	17,480	25,102		6.69%
B Bonds	October 24, 2023	1,024	1,692		7.16%
	November 15, 2023	3,002	5,699		7.31%
	December 29, 2023	3,782	6,449		7.17%
M Bonds	October 24, 2023	2,307	5,029		7.15%
	December 29, 2023	1,032	2,244		6.94%
JP Morgan - bonds(1)		$35,596	$55,298		6.71%
A Bonds	November 30, 2023	9,917	13,222		6.75%
B Bonds	October 30, 2023	6,551	11,458		7.12%
M Bonds	October 6, 2023	15,331	23,258		6.39%
	November 30, 2023	507	878		7.05%
	January 22, 2024	3,290	6,482		7.23%
Nomura - loans(2)	October 5, 2023	$203,685	$280,984		7.90%
JP Morgan - loans(3)	July 10, 2024	$10,489	$15,589		7.68%
Totals/weighted averages		$392,024	$557,507	(4)	7.42%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of September 30, 2023.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of September 30, 2023 was $400.0 million. Also, subsequent to September 30, 2023 the maturity date has been extended to November 3, 2023.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of September 30, 2023 was $150.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company's balance sheet for GAAP as of September 30, 2023.

	December 31, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$126,458	$181,667	6.10%
A Bonds	January 3, 2023	12,345	18,399	5.33%
	January 20, 2023	47,591	64,692	5.76%
	April 26, 2023	27,655	37,216	6.60%
	May 3, 2023	11,879	15,535	5.97%
	May 22, 2023	2,107	3,421	6.17%
B Bonds	March 13, 2023	12,639	20,755	6.45%
	April 26, 2023	2,943	5,174	7.00%
	May 3, 2023	3,627	6,405	6.77%
	May 22, 2023	4,306	7,606	6.77%
M Bonds	May 3, 2023	292	521	6.12%
	May 22, 2023	1,074	1,943	6.37%
Nomura - bonds(1)		$35,742	$55,303	6.02%
A Bonds	January 12, 2023	3,910	5,458	5.32%
	February 14, 2023	6,481	9,818	5.81%
	February 24, 2023	3,795	5,178	6.05%
	March 23, 2023	11,186	17,202	6.08%
B Bonds	February 14, 2023	5,619	9,542	6.24%
	February 24, 2023	1,054	1,689	6.45%

The accompanying notes are an integral part of the consolidated interim financial statements.

	December 31, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	March 23, 2023	3,697	6,416		6.48%
Goldman Sachs - bonds(1)		$3,102	$4,044		5.58%
A Bonds	January 13, 2023	3,102	4,044		5.58%
JP Morgan - bonds(1)		$56,656	$82,071		5.59%
A Bonds	March 7, 2023	11,103	14,836		5.62%
	March 24, 2023	22,131	30,215		5.41%
B Bonds	February 3, 2023	7,846	13,583		5.86%
M Bonds	March 7, 2023	490	893		5.85%
	April 11, 2023	15,086	22,544		5.70%
Nomura - loans(2)	October 5, 2023	$212,147	$292,415		6.65%
JP Morgan - loans(3)	July 10, 2023	$11,750	$17,839		6.90%
Totals/weighted averages		$445,855	$633,339	(4)	6.31%

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

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of September 30, 2023 and December 31, 2022, the Company had $5.9 million and $5.2 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at September 30, 2023 and December 31, 2022 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	September 30, 2023	December 31, 2022
Gross amount of recognized liabilities	$392,024	$445,855
Gross amount of loans and securities pledged as collateral	551,565	628,187
Other prepaid collateral	5,942	5,152
Net collateral amount	$165,483	$187,484

Secured Borrowings

From its inception (January 30, 2014) to September 30, 2023, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at September 30, 2023. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has

The accompanying notes are an integral part of the consolidated interim financial statements.

retained the subordinated notes and the applicable trust certificates from one non-rated secured borrowing outstanding at September 30, 2023.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at September 30, 2023. The Company’s rated secured borrowings are designated in the table below.

The Company's secured borrowings carry no provision for a step-up in interest rate on any of the Class B notes, except for 2021-B.

The following table sets forth the original terms of notes from the Company's secured borrowings outstanding at September 30, 2023 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at September 30, 2023 and December 31, 2022, and the securitization cutoff date ($ in thousands):

	Balances at September 30, 2023				Balances at December 31, 2022				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$98,872	$69,392		142%	$105,387	$76,016		139%	$193,301	$156,670
2019-F	98,901	60,258		164%	105,102	66,522		158%	170,876	127,673
2020-B	102,103	64,502		158%	107,011	70,339		152%	156,468	114,534
2021-A	128,812	105,173		122%	138,006	113,929		121%	206,506	175,116
2021-B	209,726	128,798		163%	220,320	145,073		152%	287,882	215,912
	$638,414	$428,123	(1)	149%	$675,826	$471,879	(1)	143%	$1,015,033	$789,905

(1)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $3.5 million and $4.7 million as of September 30, 2023 and December 31, 2022.
Notes

2024 Notes (Convertible Senior Notes)

At September 30, 2023 and December 31, 2022, the Company's 2024 Notes had carrying values of $103.5 million and $104.3 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of the Company’s common stock at a conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of

The accompanying notes are an integral part of the consolidated interim financial statements.

September 30, 2023, the amount by which the if-converted value falls short of the principal value for the entire series is $57.1 million.

At September 30, 2023, the outstanding aggregate principal amount of the 2024 Notes was $103.5 million, and discount and deferred expenses were zero. At December 31, 2022, the outstanding aggregate principal amount of the 2024 Notes was $104.5 million, and discount and deferred expenses were $0.3 million. During the three and nine months ended September 30, 2023, the Company recognized interest expense on its outstanding 2024 Notes of $1.9 million and $5.9 million, respectively, which includes zero and $0.3 million of amortization of discount and deferred expenses, respectively. During the three and nine months ended September 30, 2022, the Company recognized interest expense on its outstanding convertible 2024 Notes of $2.1 million and $6.3 million, respectively, which includes $0.2 million and $0.6 million of amortization of discount and deferred expenses, respectively. The effective interest rates of the 2024 Notes for the three months ended September 30, 2023 and September 30, 2022 were 7.25% and 8.04%, respectively.

During the first quarter of 2023, the Company completed a repurchase of $1.0 million aggregate principal of its 2024 Notes for a total purchase price of $1.0 million. There were no 2024 Notes repurchases during the second or third quarters of 2023. During the second quarter of 2022, the Company completed a repurchase of $0.1 million aggregate principal of its 2024 Notes for a total purchase price of $0.1 million. There were no 2024 Notes repurchases during the first or third quarters of 2022.

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

2027 Notes (Unsecured Notes)

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and are included in the Company's liabilities in its consolidated balance sheet at September 30, 2023. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes.

At September 30, 2023, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $3.4 million. At December 31, 2022, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $4.0 million. During the

The accompanying notes are an integral part of the consolidated interim financial statements.

three and nine months ended September 30, 2023, the Company recognized interest expense on the 2027 Notes of $2.7 million and $7.9 million, respectively, which includes $0.2 million and $0.6 million of amortization of discount and deferred expenses, respectively. The effective interest rate for the 2027 Notes for the three months ended September 30, 2023 was 9.98%.

The following table summarizes the Company's long term maturities ($ in thousands):

Year	Debt instrument	As of September 30, 2023
2024	2024 Notes (Convertible Senior Notes)	$103,516
2025		$—
2026		$—
2027	2027 Notes (Unsecured Notes)	$110,000
2028		$—

Note 10 — Related Party Transactions

The Company’s consolidated statements of operations included the following significant related party transactions ($ in thousands):

			Three months ended September 30,
Transaction	Consolidated Statement of Operations location	Counterparty	2023	2022
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$4,218	$4,614
Management fee	Related party expense – management fee	Manager	$1,940	$1,948
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$1,809	$1,952
Income/(loss) from equity investment	Loss from investments in affiliates	Manager	$339	$(99)
Affiliate loan interest income	Interest income	Servicer	$118	$69
Income from equity investment	Loss from investments in affiliates	AS Ajax E LLC	$9	$7
Loss from equity investment	Loss from investments in affiliates	Loan pool LLCs	$(6)	$(20)
Loss from equity investment	Loss from investments in affiliates	Servicer	$(9)	$(197)
Loss on sale of securities	Other income/(loss)	Various non-consolidated joint ventures	$(373)	$(860)
Loss from equity investment	Loss from investments in affiliates	Gaea	$(1,007)	$(167)
Loss from joint venture re-securitization on beneficial interests	Loss on joint venture refinancing on beneficial interests	Various non-consolidated joint ventures	$(1,215)	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

			Nine months ended September 30,
Transaction	Consolidated Statement of Operations location	Counterparty	2023	2022
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$13,267	$16,689
Management fee	Related party expense – management fee	Manager	$5,769	$6,604
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$5,496	$6,049
Affiliate loan interest income	Interest income	Servicer	$320	$203
Income/(loss) from equity investment	Loss from investments in affiliates	Manager	$312	$(211)
Income from equity investment	Loss from investments in affiliates	AS Ajax E LLC	$29	$14
Loss from equity investment	Loss from investments in affiliates	Loan pool LLCs	$(22)	$(33)
Loss from equity investment	Loss from investments in affiliates	Servicer	$(96)	$(460)
Loss from equity investment	Loss from investments in affiliates	Gaea	$(1,520)	$(268)
Loss on sale of securities	Other income/(loss)	Various non-consolidated joint ventures	$(3,347)	$(939)
Loss from joint venture re-securitization on beneficial interests	Loss on joint venture refinancing on beneficial interests	Various non-consolidated joint ventures	$(11,024)	$(6,115)

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

Transaction	Consolidated Balance Sheet location	Counterparty	As of September 30, 2023
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$116,954
Receivables from Servicer	Receivable from servicer	Servicer	$9,673
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$6,275
Management fee payable	Management fee payable	Manager	$1,938
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$89

Transaction	Consolidated Balance Sheet location	Counterparty	As of December 31, 2022
Investment in beneficial interests	Investment in beneficial interests	Various non-consolidated joint ventures	$134,552
Receivables from Servicer	Receivable from servicer	Servicer	$7,450
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$1,869
Management fee payable	Management fee payable	Manager	$1,720
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$101

The Company acquires debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issue senior notes and beneficial interests and in certain transactions, the joint ventures also issue subordinated notes. As of September 30, 2023, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $131.0 million,

The accompanying notes are an integral part of the consolidated interim financial statements.

$61.2 million and $117.0 million, respectively. As of December 31, 2022, the investments in debt securities AFS and beneficial interests were carried on the Company's consolidated balance sheet at $257.1 million and $134.6 million, respectively.

During the second quarter of 2023, the Company recorded an other than temporary impairment of $8.8 million on its beneficial interests due to the refinancing of eight joint ventures that were redeemed or partially paid down and the underlying loans were re-securitized to form 2023-B and -C. The $8.8 million was recorded on the Company's consolidated statements of operations and became a realized loss when the transactions closed during the third quarter of 2023. The Company also recognized an additional $1.3 million loss when the transaction closed during the third quarter of 2023 to reflect the final pricing agreed to with the majority certificate holder. Although the Company retained approximately a proportionate investment in the securities issued by 2023-B and -C, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the eight joint ventures to 2023-B and -C.

During the first quarter of 2023, the Company re-securitized 2019-E, -G and -H into 2023-A. The re-securitization resulted in a loss of $1.0 million on its beneficial interests in 2019-H. Although the Company retained a proportionate interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interests in 2023-A and cash received from the sale of the underlying loans in 2023-A. The decline in loan prices driven by disruption in the markets since year end resulted in lower than expected cash proceeds at redemption.

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

During the three and nine months ended September 30, 2023, the Company sold senior notes issued by certain joint ventures and recognized a loss of $0.4 million and $3.3 million, respectively, which was recorded net to accumulated other comprehensive loss. Comparatively, during both the three and nine months ended September 30, 2022, the Company sold senior notes issued by certain joint ventures and recognized a loss of $0.9 million.

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

During January 2023, the Company contributed an additional $0.7 million equity interest in GAFS. As of September 30, 2023 and December 31, 2022, the Company's ownership of GAFS was 9.6% and 8.0%, respectively. The Company accounts for its investment using the equity method.

On December 9, 2021, the Company became a party to a promissory note with the Servicer under which the Servicer can borrow up to $3.5 million on a revolving line of credit from the Company. Interest on the arrangement accrues at 7.2% annually. On December 14, 2022, the Servicer exchanged 361,912 of the Company's shares of common stock to paydown $2.8 million of the outstanding debt. At September 30, 2023 and December 31, 2022, the amount outstanding on the note and interest was $2.7 million and $0.7 million, respectively.

In June 2019, the Company entered into an arrangement with the Servicer as the borrower and the Company as the lender to advance funds secured by real property to facilitate the sale of REO properties from certain of the Company’s joint ventures. Such funds are repaid no later than the liquidation of the real estate. The maximum amount available to the Servicer is $12.0 million. At September 30, 2023 and December 31, 2022, the Company had $3.6 million and $1.1 million advances outstanding to the Servicer, respectively. Interest on the arrangement accrues at 7.2% annually.

During November 2019 and January 2022, Gaea completed two private capital raises and has raised a total of $96.3 million and issued 6,247,794 shares of its common stock and warrants to third parties to advance its investment strategy. The

The accompanying notes are an integral part of the consolidated interim financial statements.

Company has a total investment of $25.5 million in Gaea and has received 1,704,436 shares of common stock and 371,103 warrants. At both September 30, 2023 and December 31, 2022, the Company owned approximately 22.0% of Gaea with third party investors owning the remaining 78.0%. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. During the year ended December 31, 2020, one of the loan pool LLCs sold its remaining loans. Also, during the year ended December 31, 2022, another loan pool LLCs sold its remaining loans to the Company for a purchase price of $0.3 million and UPB of $0.4 million. At both September 30, 2023 and December 31, 2022, the Company’s ownership interest was approximately 40.0% in one loan pool LLC managed by the Servicer. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and other residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At both September 30, 2023 and December 31, 2022, the Company’s ownership interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock paid out of taxable income and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock paid out of taxable income, special cash dividends on its common stock paid out of taxable income and increase in book value within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee is payable in shares of the Company’s common stock at its discretion and any until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company's common stock and 80% of the remaining incentive fee is payable in cash. Notwithstanding the foregoing, the Company may elect to pay the incentive fee entirely in cash at its discretion. During the three and nine months ended September 30, 2023, the Company did not record an incentive fee payable to the Manager.

The accompanying notes are an integral part of the consolidated interim financial statements.

Comparatively, during the three and nine months ended September 30, 2022, the Company recorded an incentive fee of zero and $0.3 million, respectively, of which none was settled in shares of its common stock.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base management fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. The Company recognized a base management fee to the Manager for the three and nine months ended September 30, 2023 of $1.9 million and $5.8 million, respectively, of which zero was settled in shares of its

The accompanying notes are an integral part of the consolidated interim financial statements.

common stock. Comparatively, for the three and nine months ended September 30, 2022, the Company recognized a base management fee of $1.9 million and $6.5 million, respectively. For the three months ended September 30, 2022, the Company issued zero shares of its common stock; however, for the nine months ended September 30, 2022, 39,558 shares of its common stock were issued in satisfaction of a component of the base management fee for the fourth quarter of 2021 that was approved by the Board during the first quarter of 2022.

During the three and nine months ended September 30, 2023, the Company recorded no incentive fee. Comparatively, during the three and nine months ended September 30, 2022, the Company recorded an incentive fee of zero and $0.3 million, respectively, of which none was settled in shares of its common stock.

Additionally, each of the Company’s independent directors received an annual retainer of $140,000, payable quarterly, 50% of which is payable in shares of the Company's common stock and 50% in cash. However, the Company has the option to pay the annual retainer with up to 100% in cash at its discretion, and pay the remainder in shares of its common stock.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the three months ended September 30,
	2023			2022
	Number of shares	Amount of expense recognized		Number of shares	Amount of expense recognized
Independent director fees	—	$—	(1)	8,440	$88
Totals	—	$—		8,440	$88

(1)Independent director fees for the three months ended September 30, 2023, will be settled 100% in cash.

	For the nine months ended September 30,
	2023		2022
	Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized
Independent director fees	13,020	$88	25,790	$263
Management fees	—	—	39,558	—	(1)
Totals	13,020	$88	65,348	$263

(1)Management fees for the nine months ended September 30, 2022, were fully expensed during the fourth quarter of 2021, the period in which the services were provided. However, the shares associated with these services were approved and issued by the Board during the first quarter of 2022.

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. The Company granted 3,103 and 28,562 shares of its common stock in the three and nine months ended September 30, 2023, respectively, which have vesting periods of up to four years. Comparatively, the Company granted 157,350 and 201,615 shares of its common stock to employees of its Manager and Servicer in the three and nine months ended September 30, 2022, respectively, which have vesting periods of up to four years. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

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

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth in the table below:

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Nine months ended September 30, 2022
December 31, 2021 outstanding unvested share grants	228,365		$12.00	8,000		$12.60
Shares vested	—		—	—		—
Shares forfeited	(17,335)		11.93	—		—
Shares granted	22,765		11.42	—		—
March 31, 2022 outstanding unvested share grants	233,795		$11.95	8,000		$12.60
Shares vested	—		—	(8,000)		12.60
Shares forfeited	(17,668)		11.88	—		—
Shares granted	21,500		10.50	—		—
June 30, 2022 outstanding unvested share grants	237,627		$11.82	—		$—
Shares vested	(76,214)		11.95	—		—
Shares forfeited	(7,626)		11.51	—		—
Shares granted	157,350		10.41	—		—
September 30, 2022 outstanding unvested share grants	311,137	(1)	$11.09	—	(2)	$—

(1)Weighted average remaining life of unvested shares for employee and service provider grants at September 30, 2022 is 2.2 years.
(2)Director shares were fully vested at September 30, 2022.

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Nine months ended September 30, 2023
December 31, 2022 outstanding unvested share grants	310,262		$10.98	—		$—
Shares vested	(30,515)		11.56	—		—
Shares forfeited	(5,668)		10.30	—		—
Shares granted	3,000		7.34	25,000		7.15
March 31, 2023 outstanding unvested share grants	277,079		$10.88	25,000		$7.15
Shares vested	(9,475)		11.25	—		—
Shares forfeited	(7,084)		11.16	—		—
Shares granted	22,459		6.50	—		—
June 30, 2023 outstanding unvested share grants	282,979		$10.52	25,000		$7.15
Shares vested	(104,503)		10.81	—		—
Shares forfeited	(4,251)		10.60	—		—
Shares granted	3,103		6.95	—		—
September 30, 2023 outstanding unvested share grants	177,328	(1)	$10.28	25,000	(2)	$7.15

(1)Weighted average remaining life of unvested shares for employee and service provider grants at September 30, 2023 is 1.8 years.
(2)Weighted average remaining life of unvested shares for director grants at September 30, 2023 is 1.4 years.

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents the expenses for the Company's restricted stock plan ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restricted stock grants	$353	$328	$1,154	$821
Director grants	22	—	52	33
Total expenses for plan grants	$375	$328	$1,206	$854

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

For the three and nine months ended September 30, 2023, the Company had consolidated taxable loss of $0.9 million and taxable income of $0.9 million, respectively, and income tax benefit of $0.1 million and tax expense of $0.2 million, respectively. For the three and nine months ended September 30, 2022, the Company had consolidated taxable income of $6.5 million and $27.5 million, respectively, and income tax expense of $2.4 million and $2.6 million, respectively. As of September 30, 2023 and 2022, the Company recognized a deferred tax asset of $0.5 million and a deferred tax liability of $1.2 million, respectively.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net loss attributable to common stockholders	$(6,089)	24,001,702		$(16,249)	22,538,891
Allocation of loss to participating restricted shares	62	—		210	—
Consolidated net loss attributable to unrestricted common stockholders	$(6,027)	24,001,702	$(0.25)	$(16,039)	22,538,891	$(0.71)
Effect of dilutive securities(1,2)
Restricted stock grants and director fee shares	(62)	242,445		(210)	294,574
Diluted EPS
Consolidated net loss attributable to common stockholders and dilutive securities	$(6,089)	24,244,147	$(0.25)	$(16,249)	22,833,465	$(0.71)

(1)The Company's outstanding warrants for an additional 1,950,672 and 5,250,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended September 30, 2023 and 2022, respectively, and have not been included in the calculation.

The accompanying notes are an integral part of the consolidated interim financial statements.

(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the three months ended September 30, 2023 and 2022 would have been anti-dilutive and have been removed from the calculation.

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net loss attributable to common stockholders	$(26,064)	23,395,727		$(21,844)	22,737,182
Allocation of loss to participating restricted shares	324	—		263	—
Consolidated net loss attributable to unrestricted common stockholders	$(25,740)	23,395,727	$(1.10)	$(21,581)	22,737,182	$(0.95)
Effect of dilutive securities(1,2)
Restricted stock grants and Manager and director fee shares	(324)	293,191		(263)	277,015
Diluted EPS
Consolidated net loss attributable to common stockholders and dilutive securities	$(26,064)	23,688,918	$(1.10)	$(21,844)	23,014,197	$(0.95)

(1)The Company's outstanding warrants for an additional 1,950,672 and 5,250,000 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the nine months ended September 30, 2023 and 2022, respectively, and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the nine months ended September 30, 2023 and 2022 would have been anti-dilutive and have been removed from the calculation.

Note 14 — Equity

Common Stock

As of September 30, 2023 and December 31, 2022, the Company had 25,808,681 and 23,130,956 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

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

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. Of the $8.2 million recognized, $5.7 million and $8.2 million was recognized during the three and nine months ended September 30, 2022, respectively. There was no repurchase of preferred stock in either the three or nine months ended September 30, 2023.

At both September 30, 2023 and December 31, 2022, the Company had 424,949 shares of Series A preferred stock and 1,135,590 shares of Series B preferred stock outstanding. There were 25,000,000 shares, cumulative for all series, authorized as of both September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, the Company held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of the Company's shares previously held by its Manager, 361,912 shares received through its Servicer and 525,039 shares acquired through open market purchases. As of December 31, 2022, the Company held 1,031,609 shares of treasury stock consisting of 144,658 shares received through distributions of the Company's shares previously held by its Manager, 361,912 shares received through its Servicer and 525,039 shares acquired through open market purchases.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. The Company issued zero shares during the three and nine months ended September 30, 2023. Comparatively, during the three and nine months ended September 30, 2022, 9,315 and 27,154 shares were issued, respectively, under the plan for total proceeds of approximately $88.0 thousand and $0.3 million, respectively.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three and nine months ended September 30, 2023, 2,182,152 and 2,621,742 shares were sold, respectively, under the At the Market program for total net proceeds of approximately $14.3 million and $17.2 million, respectively. Comparatively, during the three and nine months ended September 30, 2022, no shares were sold under the At the Market program. The Company is deploying the net proceeds to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

Accumulated Other Comprehensive Loss

The Company recognizes unrealized gains or losses on its investment in debt securities AFS as components of other comprehensive loss. Additionally, other comprehensive loss includes unrealized gains or losses associated with the transfer of the Company's investment in debt securities from AFS to HTM. These amounts are subsequently amortized from other comprehensive loss into earnings over the same period as the related unamortized discount. Total accumulated other comprehensive loss on the Company’s balance sheet at September 30, 2023 and December 31, 2022 was as follows ($ in thousands):

Investments in securities:	September 30, 2023	December 31, 2022
Unrealized losses on debt securities available-for-sale	$(10,950)	$(25,649)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(6,783)	—
Accumulated other comprehensive loss	$(17,733)	$(25,649)

Non-controlling Interest

At both September 30, 2023 and December 31, 2022, the Company had non-controlling interests attributable to ownership interests for three legal entities.

At both September 30, 2023 and December 31, 2022, the Company's ownership interest is approximately 53.1% of AS Ajax E II and it consolidates the assets, liabilities, revenues and expenses of the entity.

At both September 30, 2023 and December 31, 2022, the Company's ownership interest is approximately 50.0% of 2017-D and it consolidates the assets, liabilities, revenues and expenses of the trust.

The accompanying notes are an integral part of the consolidated interim financial statements.

At both September 30, 2023 and December 31, 2022, the Company's ownership interest is approximately 99.9% of Great Ajax II REIT and it consolidates the assets, liabilities, revenues and expenses of the entity.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers from non-controlling interest ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Decrease from the distribution of 2017-D	$—	$(34)	$—	$(867)
Change in non-controlling interest	$—	$(34)	$—	$(867)

Note 15 — Subsequent Events

As the Company previously announced on October 20, 2023, the Company and Ellington Financial Inc. (“Ellington Financial”) mutually terminated the Company's merger agreement with Ellington Financial. The termination was approved by both companies’ boards of directors after careful consideration of the proposed merger and the progress made towards completing the transaction. In connection with the termination, Ellington Financial paid the Company $16.0 million, $5.0 million of which was paid in cash, and $11.0 million of which was paid in cash as consideration for approximately 1,666,666 shares of the Company’s common stock. The common stock was purchased at $6.60 per share. The purchase price was determined based on the merger exchange ratio. Ellington Financial holds approximately 6.1% of the Company’s stock. An affiliate of Ellington Financial’s external manager owned 273,983 shares of the Company’s common stock as of June 30, 2023. Ellington Financial remains one of the Company's securitization joint venture partners.

As the Company discussed when it announced the now terminated transaction, the Company’s Board of Directors regularly evaluates and considers the Company’s strategic direction, its objectives and its succession plans, as well as its ongoing business, all with a view to maximizing long-term value for the Company’s stockholders. This evaluation and consideration led to the Company’s entry into the merger agreement with Ellington Financial. Following termination of the agreement, the Company's Board of Directors engaged Piper Sandler & Co. as its financial adviser to assist the Company with a thorough evaluation of strategic alternatives, including, but not limited to, other strategic transactions, potential capital injections involving the Company and/or its affiliates, other monetization opportunities involving the Company and/or its affiliates, specific asset sales, or other opportunities. No assurance can be given that this process will culminate in a successful transaction, nor can the Company provide any guidance regarding the timing of this process or any possible transaction(s) that might result given that the board must undertake a thorough review of available alternatives. The Company does not intend to comment further on the review of strategic alternatives until it determines disclosure is necessary or advisable.

This year, to date, the Company has distributed $0.65 per share in dividends. On November 2, 2023, the Company’s Board of Directors declared a cash dividend of $0.11 per share to be paid on November 30, 2023 to stockholders of record as of November 15, 2023. The Company reduced the dividend per share amount in order to focus on the book value and maximizing stockholder value overall.

The accompanying notes are an integral part of the consolidated interim financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report, constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

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
•our strategic alternatives process may not result in a successful strategic transaction or liquidity event;
•our share price has been and may continue to be volatile;
•the broader impacts of the Ukraine-Russia and Hamas-Israel conflicts, inflation, and potential for a global economic recession;
•general volatility of the capital markets;
•the impact of adverse legislative or regulatory tax changes;
•our ability to obtain financing on favorable terms or at all;
•changes in our business strategy;
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
•our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and
•adverse market reaction to the announcement of the termination of the Merger Agreement.

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

Our Operating Partnership, through interests in certain entities as of September 30, 2023, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of September 30, 2023, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and we have determined that we are the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. At September 30, 2023, we owned approximately 22.0% of Gaea. We account for our investment in Gaea under the equity method.

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

Termination of the Merger Agreement

As we previously announced on October 20, 2023, we and Ellington Financial Inc. (“Ellington Financial”) mutually terminated our merger agreement with Ellington Financial. The termination was approved by both companies’ boards of directors after careful consideration of the proposed merger and the progress made towards completing the transaction. In connection with the termination, Ellington Financial paid us $16.0 million, $5.0 million of which was paid in cash, and $11.0 million of which was paid in cash as consideration for approximately 1,666,666 shares of our common stock. The common stock was purchased at $6.60 per share. The purchase price was determined based on the merger exchange ratio. Ellington Financial holds approximately 6.1% of our stock. An affiliate of Ellington Financial’s external manager owned 273,983 shares of our common stock as of June 30, 2023. Ellington Financial remains one of our securitization joint venture partners.

As we discussed when we announced the now terminated transaction, our board regularly evaluates and considers our strategic direction, our objectives and our succession plans, as well as our ongoing business, all with a view to maximizing long-term value for our stockholders. This evaluation and consideration led to our entry into the merger agreement with Ellington Financial. Following termination of the agreement, the board engaged Piper Sandler & Co. as our financial adviser to assist us with a thorough evaluation of strategic alternatives, including, but not limited to, other strategic transactions, potential capital injections involving us and/or our affiliates, other monetization opportunities involving us and/or our affiliates, specific asset sales, or other opportunities. No assurance can be given that this process will culminate in a successful transaction, nor can we provide any guidance regarding the timing of this process or any possible transaction(s) that might result given that the board must undertake a thorough review of available alternatives. We do not intend to comment further on the review of strategic alternatives until we determine disclosure is necessary or advisable.

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of September 30, 2023 and December 31, 2022 ($ in millions):

	September 30, 2023	December 31, 2022
Residential RPLs	$837.8	$872.9
Residential NPLs	94.0	105.1
SBC loans	7.3	11.1
Real estate owned properties, net	4.0	6.3
Investments in securities available-for-sale	131.0	257.1
Investments in securities held-to-maturity	61.2	—
Investments in beneficial interests	117.0	134.6
Total mortgage related assets	$1,252.3	$1,387.1

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

In February, March, May and July 2023, the U.S. Federal Reserve (the "Fed") raised its benchmark federal-funds rate by a quarter of a percentage point for each month respectively, for a year to date increase of 1.00 point. The Fed signaled that further rate increases are possible over the course of the year in response to the elevated level of inflation in the United States. Although inflation has eased somewhat over the past few months, it is still unclear how much the Fed will further increase interest rates to bring inflation down to its 2.00% target. According to Freddie Mac, the 30-year fixed rate mortgage rate increased to an average of 7.63% for the week of October 19, 2023, from 6.92% for the year earlier period.(1)

Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans.

Through the end of the third quarter, the recent trends noted below have continued, including:

•rising interest rates have increased our borrowing costs;
•increasing mortgage interest rates and higher home prices, are slowing home purchases and refinancing activity resulting in lower prepayments of our loan and securities portfolios;
•rising home prices and higher mortgage rates have triggered significant NPL borrower re-performance extending duration;
•borrowers that purchased or refinanced in 2020 and 2021 have record low interest rates and will be unlikely to trade up in the current interest rate environment leading to lower inventory for first time buyers and a smaller population of move up buyers; and
•the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets.

The combination of these factors has also resulted in a significant number of families that cannot qualify to obtain new residential mortgage loans. We believe the U.S. federal regulations addressing “qualified mortgages” based on, among other factors such as employment status, debt-to-income level, impaired credit history or lack of savings, limit mortgage loan availability from traditional mortgage lenders. In addition, we believe that many homeowners displaced by foreclosure or who either cannot afford to own or cannot be approved for a mortgage will prefer to live in single-family rental properties with similar characteristics and amenities to owned homes as well as smaller multi-family residential properties. In certain demographic areas, new households are being formed at a rate that exceeds the new homes being added to the market, which we believe favors future demand for non-federally guaranteed mortgage financing for single-family and smaller multi-family rental properties. For all these reasons, we believe that demand for single-family and smaller multi-family rental properties will continue to be stable in the near term and for the foreseeable future.

We believe that investments in residential RPLs and NPLs with positive equity can provide a good investment value. As a result, we are currently focused on acquiring pools of RPLs and NPLs, at attractive prices. Rising mortgage rates, however, have reduced supply of residential mortgage loans and stronger payment performance has reduced the supply of NPLs.

We also believe there are significant attractive investment opportunities in the SBC loan and property markets and originate as well as purchase these loans, particularly in urban areas where there is a sustainable trend of young adults desiring to live near where they work. We focus on urban areas where we expect positive economic change based on certain demographic, economic and social statistical data. The primary lenders for smaller multi-family and mixed retail/residential properties are community banks and not regional and national banks and large institutional lenders. There has been significant disruption in the commercial real estate loan market as a result of the pandemic and rising interest rates. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools of these loans that primary banks, lenders and portfolio acquirers typically desire. We continually monitor opportunities to increase our holdings of these SBC loans and properties.

We also believe that banks that have deposit outflows due to rising interest rates and significant commercial real estate loan exposure will begin to sell certain SBC loans to dispose of their inventory.

(1)Freddie Mac Primary Mortgage Market Survey, U.S. weekly averages as of October 19, 2023 and as of October 13, 2022.

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

Changes in Market Interest Rates. With respect to our business operations, increases in existing interest rates, in general, may over time cause: (1) the value of our mortgage loan and MBS portfolio to decline; (2) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to higher interest rates; (3) impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms; (4) reduce the ability or desire of borrowers to refinance their loans; (5) mortgage related assets may become more illiquid during periods of interest rate volatility; (6) difficulties refinancing our securitizations and increases in the costs of our repurchase facility financings; (7) increase our financing costs as we seek to renew or replace borrowing facilities; and (8) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (a) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the accretion of our purchase discounts; (b) the value of our mortgage loan and MBS portfolio to increase; (c) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (d) the interest expense associated with our borrowings to decrease; and (e) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Results of Operations

Quarter Overview

Key items for the three months ended September 30, 2023 include:

•Interest income of $17.9 million; net interest income of $3.0 million
•Net loss attributable to common stockholders of $(6.1) million
•Operating loss of $(2.3) million
•Earnings per share ("EPS") per basic common share was a loss of $(0.25)
•Operating loss per basic common share of $(0.09)
•Taxable loss of $(0.06) per share attributable to common stockholders after payment of dividends on our preferred stock
•Book value per common share of $11.07 at September 30, 2023
•Formed two joint ventures that acquired $325.3 million in unpaid principal balance ("UPB") of mortgage loans with collateral values of $718.7 million and retained $57.9 million of varying classes of related securities issued by the joint venture to end the quarter with $309.2 million of investments in debt securities and beneficial interests
•Collected total cash of $39.5 million from loan payments, sales of REO and collections from investments in debt securities and beneficial interests
•Held $63.9 million of cash and cash equivalents at September 30, 2023; average daily cash balance for the quarter was $53.2 million
•As of September 30, 2023, approximately 81.2% of our portfolio (based on UPB at the time of acquisition) made at least 12 out of the last 12 payments

We generated a consolidated net loss attributable to common stockholders under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP") for the three months ended September 30, 2023 of $(6.1) million or $(0.25) per common share after preferred dividends, and Operating loss of $(2.3) million or $(0.09) per common share. Operating income is a non-GAAP financial measure which adjusts GAAP earnings by removing gains and losses as well as certain other non-core income and expenses and preferred dividends. We consider Operating income a useful measure for comparing the results of our ongoing operations over multiple quarters. Comparatively, our GAAP consolidated net loss attributable to common stockholders for the three months ended September 30, 2022 was $(16.2) million, or $(0.71) per common share, and Operating income was $4.0 million, or $0.17 per common share.

At September 30, 2023, our book value decreased to $11.07 per common share from $13.00 at December 31, 2022, driven by dividends on our common stock of $15.4 million and the year to date net loss attributable to common stockholders of $26.1 million, partially offset by the effect of mark to market net gain adjustments of $3.8 million on our investments in debt securities AFS and amortization of $4.2 million of unrealized losses on our investments in debt securities AFS transferred to HTM.

Table 1: Results of Operations

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
INCOME
Interest income	$17,879	$20,021	$54,675	$64,133
Interest expense	(14,838)	(11,369)	(44,802)	(29,150)
Net interest income	3,041	8,652	9,873	34,983
Net (increase)/decrease in the net present value of expected credit losses	(330)	1,935	3,157	6,874
Net interest income after the impact of changes in the net present value of expected credit losses	2,711	10,587	13,030	41,857
Loss from investments in affiliates	(628)	(451)	(991)	(869)
Loss on joint venture refinancing on beneficial interests	(1,215)	—	(11,024)	(6,115)
Other income/(loss)	185	386	(1,836)	(612)
Total revenue/(loss), net	1,053	10,522	(821)	34,261
EXPENSE
Related party expense – loan servicing fees	1,809	1,952	5,496	6,049
Related party expense – management fee	1,940	1,948	5,769	6,604
Professional fees	611	667	2,534	1,431
Fair value adjustment on put option liability	540	2,917	4,001	9,712
Other expense	1,754	1,358	5,579	4,171
Total expense	6,654	8,842	23,379	27,967
Acceleration of put option settlement	—	8,813	—	12,344
Loss/(gain) on debt extinguishment	16	—	(31)	—
Loss before provision for income taxes	(5,617)	(7,133)	(24,169)	(6,050)
Provision for income taxes (benefit)	(100)	2,370	174	2,603
Consolidated net loss	(5,517)	(9,503)	(24,343)	(8,653)
Less: consolidated net income/(loss) attributable to the non-controlling interest	25	(42)	79	70
Consolidated net loss attributable to the Company	(5,542)	(9,461)	(24,422)	(8,723)
Less: dividends on preferred stock	547	1,053	1,642	4,927
Less: discount on retirement of preferred stock	—	5,735	—	8,194
Consolidated net loss attributable to common stockholders	$(6,089)	$(16,249)	$(26,064)	$(21,844)
Basic loss per common share	$(0.25)	$(0.71)	$(1.10)	$(0.95)
Diluted loss per common share	$(0.25)	$(0.71)	$(1.10)	$(0.95)

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Reconciliation of consolidated net loss attributable to common stockholders to consolidated operating (loss)/income
Consolidated net loss attributable to common stockholders	$(6,089)	$(16,249)	$(26,064)	$(21,844)
Dividends on preferred stock	(547)	(1,053)	(1,642)	(4,927)
Discount on retirement of preferred stock	—	(5,735)	—	(8,194)
Consolidated net loss attributable to the Company	(5,542)	(9,461)	(24,422)	(8,723)
Provision for income (taxes) benefit	100	(2,370)	(174)	(2,603)
Consolidated net (income)/loss attributable to the non-controlling interest	(25)	42	(79)	(70)
Loss before provision for income taxes	(5,617)	(7,133)	(24,169)	(6,050)
Loss on joint venture refinancing on beneficial interests	(1,215)	—	(11,024)	(6,115)
Realized loss on sale of securities	(373)	(860)	(3,347)	(939)
Net (increase)/decrease in the net present value of expected credit losses	(330)	1,935	3,157	6,874
Fair value adjustment on put option liability	(540)	(2,917)	(4,001)	(9,712)
Acceleration of put option settlement	—	(8,813)	—	(12,344)
Other adjustments	(893)	(442)	(2,005)	(960)
Consolidated operating (loss)/income	$(2,266)	$3,964	$(6,949)	$17,146
Basic operating (loss)/income per common share	$(0.09)	$0.17	$(0.20)	$0.83
Diluted operating (loss)/income per common share	$(0.09)	$0.17	$(0.20)	$0.83

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Our gross interest income excluding the impact of credit losses decreased to $17.9 million for the three months ended September 30, 2023 from $20.0 million for the three months ended September 30, 2022 primarily due to lower average balances of our mortgage loan and debt security portfolios. This was partially offset by a $0.5 million increase in our bank interest income. For the nine months ended September 30, 2023, our gross interest income decreased to $54.7 million from $64.1 million for the nine months ended September 30, 2022 primarily due to lower average balances of our mortgage loan and debt security portfolios, which was partially offset by a $1.4 million increase in our bank interest income.

Interest expense for the three months ended September 30, 2023 increased to $14.8 million from $11.4 million for the three months ended September 30, 2022 due to increases in the interest rate on our borrowings on repurchase lines of credit and the issuance of our unsecured debt during the third quarter of 2022. For the nine months ended September 30, 2023, our interest expense increased to $44.8 million from $29.2 million for the nine months ended September 30, 2022 due to increases in the interest rate on our borrowings on repurchase lines of credit and the issuance of our unsecured debt during the third quarter of 2022.

Net interest income after recording the impact of the net present value of increases/decreases in expected credit losses decreased to $2.7 million for the three months ended September 30, 2023 from $10.6 million for the three months ended September 30, 2022 primarily as a result of higher interest expense, lower interest income and the net impact of a net $0.3 million increase in the net present value of expected credit losses for our mortgage loan portfolio the three months ended September 30, 2023 compared to a $1.9 million decrease for the three months ended September 30, 2022. Net interest income after recording the impact of the net present value of decreases in expected credit losses decreased to $13.0 million for the nine months ended September 30, 2023 from $41.9 million for the nine months ended September 30, 2022 primarily as a result of higher interest expense and a net $3.2 million impact of the net decrease in the net present value of expected credit losses for the nine months ended September 30, 2023 compared to a $6.9 million decrease for the nine months ended September 30, 2022. Of the $3.2 million for the nine months ended September 30, 2023, the total $3.2 million relates to the net decrease in the net present value of expected credit losses on our mortgage loan portfolio. Comparatively, of the $6.9 million for the nine months ended September 30, 2022, $7.0 million related to a decrease in the net present value of expected credit losses on our mortgage loan portfolio and $0.1 million to an increase in the net present value of expected credit losses of our investments in beneficial interests.

During the three months ended September 30, 2023, we collected $39.5 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $57.8 million for the three months ended September 30, 2022 as rising interest rates have reduced refinancing as a primary driver of prepayments.

The interest income detail for the three and nine months ended September 30, 2023 and 2022 are included in the table below ($ in thousands):

Table 2: Interest Income Detail

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Accretable yield recognized on RPL, NPL and SBC loans	$12,696	$14,864	$38,906	$46,452
Interest income on debt securities	2,294	2,443	7,262	8,001
Accretable yield recognized on beneficial interests	1,924	2,170	6,005	8,781
Bank interest income	745	271	1,807	396
Other interest income	220	273	695	503
Interest income	$17,879	$20,021	$54,675	$64,133
Net (increase)/decrease in the net present value of expected credit losses	(330)	1,935	3,157	6,874
Interest income after the impact of changes in the net present value of expected credit losses	$17,549	$21,956	$57,832	$71,007

The average carrying balance of our mortgage loan portfolio decreased for the three months ended September 30, 2023 versus the comparative period in 2022 primarily due to continued prepayments of our mortgage loan portfolio and fewer acquisitions. The average carrying balances of our debt securities, beneficial interests and debt outstanding decreased for the three months ended September 30, 2023 versus the comparative period in 2022 as paydowns and sales outpaced acquisitions. The average carrying balances for our portfolio are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended September 30,
	2023	2022
Average mortgage loan portfolio	$951,155	$1,014,320
Average carrying value of debt securities	$225,893	$310,313
Average carrying value of beneficial interests	$120,708	$125,536
Total average asset backed debt	$834,507	$987,394

Loss from Equity Method Investments

We recorded income from our investments in our Manager and Servicer of $0.3 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. Comparatively, for the three and nine months ended September 30, 2022, we recorded losses from our investments in our Manager and Servicer of $0.3 million and $0.7 million, respectively. We account for our investments in our Manager and our Servicer using the equity method of accounting. We recorded losses of $1.0 million and $1.2 million, respectively, in our other equity method investments for the three and nine months ended September 30, 2023. Comparatively, for both the three and nine months ended September 30, 2022, we recorded losses from our other equity method investments of $0.2 million.

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

Loss on Joint Venture Refinancing on Beneficial Interests

During the three and nine months ended September 30, 2023, we recorded a $1.2 million and $11.0 million loss on joint venture refinancing on beneficial interests, respectively. The $1.2 million that was recorded during the three months ended September 30, 2023, was primarily due to recording the final sales price of the loans sold to Ajax Mortgage Loan Trusts 2023-B and 2023-C ("2023-B and -C"). During the three months ended June 30, 2023, we recorded a $8.8 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment due to various joint ventures redeemed or partially paid down and the underlying loans being re-securitized to form 2023-B and -C, which closed during the third quarter of 2023. The remaining $1.0 million of the $11.0 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment occurred during the first quarter of 2023. The $1.0 million relates to the resecuritization of Ajax Mortgage Loan Trusts 2019-E, 2019-G and 2019-H ("2019-E, -G, -H") into Ajax Mortgage Loan Trust 2023-A ("2023-A"). Although we retained a proportionate investment in the securities issued by the new joint ventures, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the old joint ventures to the new joint ventures.

Comparatively, during the three months ended September 30, 2022, we recorded no loss on joint venture refinancing on beneficial interests; however, during the nine months ended September 30, 2022, we recorded a $6.1 million loss on joint venture refinancing. Of the $6.1 million loss that was recorded during the nine months ended September 30, 2022, $2.1 million was due to the resecuritization of Ajax Mortgage Loan Trusts 2019-A and 2019-B ("2019-A and -B") and into Ajax Mortgage Loan Trust 2022-B ("2022-B"). The remaining $4.0 million of the $6.1 million loss on joint venture refinancing occurred during the first quarter of 2022 when we recorded an other than temporary impairment for Ajax Mortgage Loan Trusts 2018-D and 2018-G ("2018-D and -G"), which became a realized loss in the second quarter of 2022, when the loans were resecuritized into Ajax Mortgage Loan Trust 2022-A. Although we retained a proportionate investment in the securities issued by the new joint ventures, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the old joint ventures to the new joint ventures.

Other Income/Loss

Other income/loss decreased for the three months ended September 30, 2023 by $0.2 million from the three months ended September 30, 2022 primarily due to a lower net gain on sale of property held-for-sale. Comparatively, during the nine months ended September 30, 2023, Other income/loss decreased by $1.2 million from the nine months ended September 30, 2022. The decrease in Other income/loss was driven by a $3.3 million loss on the disposition of debt securities, primarily from the sale of securities in 2021-NPL 1. Of the $3.3 million loss on sale, $2.2 million was already reflected in our book value calculation through Accumulated other comprehensive loss at December 31, 2022, and we recorded an additional $0.8 million loss on the sale date. A breakdown of Other income/loss is provided in the table below ($ in thousands):

Table 4: Other Income/(Loss)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022(1,2)	2023	2022(1,2)
Other gain/(loss)	$485	$489	$1,365	$(432)
Net gain on sale of property held-for-sale	74	757	147	759
Loss on sale of securities	(373)	(860)	(3,347)	(939)
Total Other income/(loss)	$186	$386	$(1,835)	$(612)

(1)Includes a reclass of Late fee income, HAMP fees and Rental income to Other gain/(loss).
(2)Includes a reclass of Loss on refinancing of beneficial interests out of Other income/(loss).

Expenses

Total expenses decreased for the three and nine months ended September 30, 2023 over the comparable period in 2022 as a result of a decrease in our put option expense on our outstanding common stock warrants. These were partially offset by an increase in other expense (See "Table 6: Other Expense"). A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended September 30,		Nine months ended September 30,
	2023	2022(1)	2023	2022(1)
Related party expense – management fee	$1,940	$1,948	$5,769	$6,604
Related party expense – loan servicing fees	1,809	1,952	5,496	6,049
Other expense	1,754	1,358	5,579	4,171
Professional fees	611	667	2,534	1,431
Fair value adjustment on put option liability	540	2,917	4,001	9,712
Total expense	$6,654	$8,842	$23,379	$27,967

(1)Previously presented to include Real estate operating expense as its own line item, which has now been reclassed to Other expense.

Other Expense

Other expense increased for the three and nine months ended September 30, 2023 over the comparable periods in 2022 primarily due to an increase in real estate operating expense as a result of higher impairment on our REO. A breakdown of Other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended September 30,		Nine months ended September 30,
	2023	2022(1,2)	2023	2022(1,2)
Employee and service provider share grants	$353	$328	$1,154	$821
Directors' fees and grants	310	200	687	580
Insurance	250	175	774	679
Real estate operating expense	249	(16)	1,045	136
Software licenses and amortization	160	118	403	343
Other expense	126	117	238	314
Borrowing related expenses	109	237	407	519
Taxes and regulatory expense	84	86	347	281
Travel, meals, entertainment	67	74	377	339
Internal audit services	46	39	147	159
Total Other expense	$1,754	$1,358	$5,579	$4,171

(1)Includes a reclass of Real estate operating expense.
(2)Includes a reclass of Loan transaction expense and Lien release non due diligence to Other expense.

Acceleration of Put Option Settlement

During the year ended December 31, 2022, we repurchased and retired 4,549,328 warrants for our common stock in a series of repurchase transactions. The warrants were repurchased for an aggregate of $35.0 million at a price equal to the expected future put value obligation of $20.00 per warrant. The repurchase of the warrants accelerated future accretion expense on the warrant's put option of $12.3 million. Of the $12.3 million recognized, $8.8 million and $12.3 million was recognized during the three and nine months ended September 30, 2022, respectively. The repurchase reduced future put option expense and the warrants were accrued to the initial put value obligation in July 2023. Prospectively, the put option will be accrued at a rate of 10.75% for the Series A Preferred Stock and 13.00% for the Series B Preferred Stock on the initial future put obligation with no compounding . There was no repurchase of warrants during the three and nine months ended September 30, 2023.

Gain on Debt Extinguishment

During the three and nine months ended September 30, 2023, we recorded a $16 thousand loss related a bond repo payoff and a $31 thousand gain related to the repurchase of $1.0 million aggregate principal of our 2024 Notes. Comparatively, no acceleration of deferred issuance costs from refinancing activities during both the three and nine months ended September 30, 2022.

Discount on Retirement of Preferred Stock

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock and 1,757,010 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing discounts of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. Of the $8.2 million of preferred stock discount during the year ended December 31, 2022, $5.7 million and $8.2 million of preferred stock discount related to the three and nine months ended September 30, 2022, respectively. The repurchase has saved us approximately $5.6 million annually in preferred dividends. There was no repurchase of preferred stock during the three and nine months ended September 30, 2023.

Equity and Net Book Value per Share

Our net book value per common share was $11.07 and $13.00 at September 30, 2023 and December 31, 2022, respectively. The decrease in book value was primarily due to the dividends on our common stock of $15.4 million and the year to date net loss attributable to common stockholders of $26.1 million, partially offset by the recovery of mark to market losses of $3.8 million on our investments in debt securities AFS and the amortization of $4.2 million of unrealized losses on our investments in debt securities AFS transferred to HTM. We believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by taking equity at the balance sheet date (i) less preferred stock and non-controlling interest, (ii) adjusted for any addition for potential conversion of our 2024 Notes, divided by outstanding shares at the balance sheet date adjusted to include (i) unvested restricted stock earned but unissued and (ii) any share equivalents for our 2024 Notes or our put option liability as determined by the dilution requirements for our EPS calculation. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	September 30, 2023	December 31, 2022
Outstanding shares	25,808,681	23,130,956
Adjustments for(1):
Unvested grants of restricted stock and shares earned but not issued as of the date indicated(2)	—	10,580
Settlement of put option in shares(3)	—	—
Total adjusted shares outstanding	25,808,681	23,141,536

Equity at period end(1)	$322,351	$337,465
Adjustment for equity due to preferred shares	(34,554)	(34,554)
Net adjustment for equity due to non-controlling interests	(2,116)	(2,137)
Adjusted equity	$285,681	$300,774
Book value per share	$11.07	$13.00

(1)The conversion of convertible senior notes is not included in the book value calculation as of September 30, 2023 or December 31, 2022 as it has an anti-dilutive effect on our earnings per share calculation.
(2)There were no unvested grants of restricted stock and shares earned but not issued as of September 30, 2023 as the independent director fees will be settled 100% in cash.
(3)The settlement of the put option in shares is not included in the book value calculation as of September 30, 2023 or December 31, 2022 as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the three and nine months ended September 30, 2023, we purchased $0.1 million and $14.2 million of RPLs with UPB of $0.2 million and $17.3 million, respectively, at 25.8% and 47.9% of property value, respectively, and 80.5% and 82.2% of UPB, respectively. Comparatively, for the three and nine months ended September 30, 2022, we purchased $8.2 million and $9.4 million of RPLs with UPB of $9.1 million and $10.3 million, respectively, at 42.3% and 44.2% of property value, respectively, and 90.4% and 90.6% of UPB, respectively. For both the three and nine months ended September 30, 2023, we purchased $0.2 million of NPLs with UPB of $0.2 million at 60.7% of property value, and 93.7% of UPB. Comparatively, for the three and nine months ended September 30, 2022, we purchased $0.3 million and $1.3 million of NPLs with UPB of $0.4 million and $1.5 million, respectively, at 52.4% and 54.0% of property value, respectively, and 69.2% and 87.5% of UPB, respectively. For both the three and nine months ended September 30, 2023 and 2022, we purchased no SBC loans. We ended the period with $939.1 million of mortgage loans with an aggregate UPB of $972.8 million as of September 30, 2023 and $1.0 billion for both our net mortgage loans and aggregate UPB as of September 30, 2022.

The following table shows loan portfolio acquisitions for the three and nine months ended September 30, 2023, and 2022 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
RPLs
Count	1	34	72	40
UPB	$185	$9,119	$17,325	$10,327
Purchase price	$149	$8,246	$14,237	$9,357
Purchase price % of UPB	80.5%	90.4%	82.2%	90.6%
NPLs
Count	1	3	1	8
UPB	$175	$390	$175	$1,524
Purchase price	$164	$270	$164	$1,333
Purchase price % of UPB	93.7%	69.2%	93.7%	87.5%

During the three and nine months ended September 30, 2023, 108 and 307 mortgage loans, respectively, representing 1.9% and 5.6% of our ending UPB, respectively, were liquidated. Comparatively, during the three and nine months ended September 30, 2022, 146 and 567 mortgage loans, respectively, representing 2.3% and 10.8% of our ending UPB, respectively, were liquidated. Our loan portfolio activity for the three and nine months ended September 30, 2023 and 2022 is presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	Three months ended September 30,
	2023		2022
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$961,277	$—	$1,023,614	$—
Mortgage loans acquired	313	—	8,516	—
Accretion recognized	12,696	—	14,864	—
Payments received on loans, net	(33,537)	—	(41,528)	—
Reclassifications to REO	(1,339)	—	(1,099)	—
(Increase)/decrease in net present value of expected credit losses on mortgage loans and lower of cost or market adjustment	(330)	—	1,935	—
Other	—	—	84	—
Ending carrying value	$939,080	$—	$1,006,386	$—

	Nine months ended September 30,
	2023		2022
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$989,084	$—	$1,080,434	$29,572
Mortgage loans acquired	14,401	—	10,690	—
Accretion recognized	38,906	—	46,451	—
Payments received on loans, net	(105,120)	—	(162,622)	—
Net reclassifications from/(to) mortgage loans held-for-sale, net	—	—	29,572	(29,572)
Reclassifications to REO	(1,348)	—	(3,332)	—
Decrease in net present value of expected credit losses on mortgage loans and lower of cost or market adjustment	3,157	—	5,124	—
Other	—	—	69	—
Ending carrying value	$939,080	$—	$1,006,386	$—

Table 10: Portfolio Composition

As of September 30, 2023 and December 31, 2022, our portfolios consisted of the following ($ in thousands):

September 30, 2023		December 31, 2022
No. of Loans	5,102	No. of Loans	5,331
Total UPB(1)	$972,765	Total UPB(1)	$1,027,511
Interest-Bearing Balance	$890,104	Interest-Bearing Balance	$939,115
Deferred Balance(2)	$82,661	Deferred Balance(2)	$88,396
Market Value of Collateral(3)	$2,123,778	Market Value of Collateral(3)	$2,186,776
Current Purchase Price/Total UPB	81.6%	Current Purchase Price/Total UPB	81.7%
Current Purchase Price/Market Value of Collateral	41.8%	Current Purchase Price/Market Value of Collateral	42.2%
Weighted Average Coupon	4.48%	Weighted Average Coupon	4.38%
Weighted Average LTV(4)	54.7%	Weighted Average LTV(4)	56.4%
Weighted Average Remaining Term (months)	290	Weighted Average Remaining Term (months)	293
No. of first liens	5,056	No. of first liens	5,282
No. of second liens	46	No. of second liens	49
RPLs	89.2%	RPLs	88.3%
NPLs	10.0%	NPLs	10.6%
SBC loans	0.8%	SBC loans	1.1%
No. of REO properties held-for-sale	25	No. of REO properties held-for-sale	39
Market Value of REO(5)	$4,515	Market Value of REO(5)	$7,437
Carrying value of debt securities and beneficial interests in trusts	$320,130	Carrying value of debt securities and beneficial interests in trusts	$417,262
Loans with 12 for 12 payments as an approximate percentage of acquisition UPB(6)	81.2%	Loans with 12 for 12 payments as an approximate percentage of acquisition UPB(6)	79.6%
Loans with 24 for 24 payments as an approximate percentage of acquisition UPB(7)	77.2%	Loans with 24 for 24 payments as an approximate percentage of acquisition UPB(7)	69.8%

(1)At September 30, 2023 and December 31, 2022, our loan portfolio consists of fixed rate (60.2% of UPB), ARM (6.4% of UPB) and Hybrid ARM (33.4% of UPB); and fixed rate (61.2% of UPB), ARM (6.8% of UPB) and Hybrid ARM (32.0% of UPB), respectively.
(2)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)As of the reporting date.
(4)UPB as of September 30, 2023 and December 31, 2022, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of September 30, 2023 and December 31, 2022, respectively ($ in thousands):

Portfolio at September 30, 2023

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	588	2,870	1,644
UPB	$125,138	$625,902	$221,725
Percent of mortgage loan portfolio by year of origination	12.9%	64.3%	22.8%
Loan Attributes:
Weighted average loan age (months)	126.8	200.0	239.1
Weighted average loan-to-value	54.7%	57.6%	46.7%
Delinquency Performance:
Current	59.6%	62.1%	62.6%
30 days delinquent	9.3%	11.9%	12.3%
60 days delinquent	0.1%	0.3%	0.2%
90+ days delinquent	24.0%	20.1%	19.8%
Foreclosure	7.0%	5.6%	5.1%

Portfolio at December 31, 2022

	Years of Origination
Mortgage loans held-for-investment, net	After 2008	2006 – 2008	2005 and prior
Number of loans	596	2,998	1,737
UPB	$129,867	$661,477	$236,167
Percent of mortgage loan portfolio by year of origination	12.6%	64.4%	23.0%
Loan Attributes:
Weighted average loan age (months)	119.3	190.9	230.3
Weighted average loan-to-value	55.2%	59.5%	48.6%
Delinquency Performance:
Current	58.4%	59.9%	58.7%
30 days delinquent	7.6%	10.2%	9.1%
60 days delinquent	0.1%	0.1%	0.5%
90+ days delinquent	27.3%	24.2%	26.6%
Foreclosure	6.6%	5.6%	5.1%

Table 12: Loans by State

The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof at September 30, 2023 and December 31, 2022 ($ in thousands):

September 30, 2023						December 31, 2022
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	685	$218,473	22.5%	$506,915	23.9%	CA	704	$226,963	22.1%	$525,595	24.0%
FL	802	161,258	16.6%	364,883	17.2%	FL	862	174,303	17.0%	376,233	17.2%
NY	349	103,349	10.6%	210,239	9.9%	NY	354	107,425	10.5%	216,384	9.9%
NJ	277	61,388	6.3%	114,936	5.4%	NJ	285	64,085	6.2%	111,284	5.1%
MD	200	47,900	4.9%	80,091	3.8%	MD	212	50,034	4.9%	84,185	3.8%
VA	172	35,728	3.7%	67,774	3.2%	VA	176	37,361	3.6%	67,647	3.1%
TX	323	32,044	3.3%	87,085	4.1%	TX	337	33,903	3.3%	90,805	4.2%
GA	270	31,584	3.2%	79,107	3.7%	GA	283	33,157	3.2%	80,103	3.7%
IL	187	30,676	3.2%	50,099	2.4%	IL	194	32,297	3.1%	50,732	2.3%
MA	138	27,615	2.8%	65,072	3.1%	MA	148	30,086	2.9%	67,160	3.1%
Other	1,699	222,750	22.9%	497,577	23.3%	Other	1,776	237,897	23.2%	516,648	23.6%
	5,102	$972,765	100.0%	$2,123,778	100.0%		5,331	$1,027,511	100.0%	$2,186,776	100.0%

(1)As of the reporting date.

Table 13: Debt Securities and Trust Certificate Acquisitions

The following table shows our debt securities and trust certificate acquisitions for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Class A securities
UPB	$47,740	$—	$57,388	$65,254
Purchase price(1,2)	$44,251	$—	$53,004	$63,658
Purchase price % of UPB	92.7%	—%	92.4%	97.6%
Class M securities
UPB	$5,130	$—	$7,242	$8,120
Purchase price(1,2)	$3,489	$—	$5,054	$6,533
Purchase price % of UPB	68.0%	—%	69.8%	80.5%
Class B securities
UPB	$1,704	$—	$5,805	$—
Purchase price(1,2)	$1,463	$—	$4,281	$—
Purchase price % of UPB	85.9%	—%	73.7%	—%
Trust certificates
Purchase price(1,2)	$8,737	$—	$11,751	$15,807

(1)The securities were received in exchange for our investments in Ajax Mortgage Loan Trusts 2018-A, 2018-B, 2018-E, 2018-F, 2019-E, 2019-G, 2019-H and 2020-A and include cash and non-cash components for the three and nine months ended September 30, 2023.
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

As of September 30, 2023 and December 31, 2022, substantially all of our invested capital was in RPLs, NPLs, SBC loans, debt securities, and beneficial interests. We also held approximately $63.9 million of cash and cash equivalents, an increase of $16.1 million from our balance of $47.8 million at December 31, 2022. Our average daily cash balance during the quarter was $53.2 million, an increase of $6.0 million from our average daily cash balance of $47.2 million during the three months ended December 31, 2022.

Our collections of principal and interest payments on mortgages and securities, and payoffs and proceeds on the sale of our property held-for-sale were $39.5 million and $132.6 million, respectively, for the three and nine months ended September 30, 2023 and $57.8 million and $217.1 million, respectively, for the three and nine months ended September 30, 2022.

Nine Month Operating, Investing and Financing Cash Flows

Our operating cash outflows for the nine months ended September 30, 2023 were $33.7 million. Our operating cash inflows for the nine months ended September 30, 2022 were $4.0 million. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $33.9 million and $35.8 million for the nine months ended September 30, 2023 and 2022, respectively. Non-cash interest income accretion on our mortgage loans was $5.2 million and $11.0 million for the nine months ended September 30, 2023 and 2022, respectively. Interest income on beneficial interests was $6.0 million and $8.8 million during the nine months ended September 30, 2023 and 2022, respectively. Interest income on debt securities was $7.2 million and $8.0 million during the nine months ended September 30, 2023 and 2022, respectively.

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

For the nine months ended September 30, 2023, our investing cash inflows of $148.3 million were driven by principal payments and payoffs of our mortgage loan portfolio of $71.2 million, principal and interest collections on our securities of $101.3 million and proceeds from refinancing and sale of our debt securities AFS of $61.7 million, partially offset by the purchase of securities of $74.3 million, acquisitions of our mortgage loans of $14.4 million and the contribution of an additional $0.7 million equity interest in our GAFS affiliate. For the nine months ended September 30, 2022, our investing cash inflows of $210.7 million were primarily driven by principal payments on and payoffs of our mortgage loan portfolio of $126.8 million, proceeds from refinancing and sale of our debt securities and beneficial interests of $123.9 million and principal and interest collections on our securities of $56.3 million, partially offset by the purchase of securities of $84.5 million, acquisitions of our mortgage loans of $10.7 million and the purchase of additional shares of common stock in our Gaea affiliate of $6.1 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and debt securities. We fund our mortgage loan pools primarily through secured borrowings and repurchase agreements and we fund our debt securities primarily through repurchase agreements. For the nine months ended September 30, 2023, we had net financing cash outflows of $98.5 million primarily driven by repayments of $118.0 million on repurchase transactions and pay downs of existing debt obligations of $43.8 million on secured borrowings, partially offset by additional borrowing through repurchase transactions of $64.1 million. For the nine months ended September 30, 2022, we had net cash outflows from financing activities of $226.2 million primarily driven by repayments of $221.0 million on repurchase transactions, the repurchase of our preferred stock and warrants of $125.0 million and pay downs of existing debt obligations of $95.9 million on secured borrowings, partially offset by additional borrowing through repurchase transactions of $138.2 million. For the nine months ended September 30, 2023 and 2022, we paid $17.1 million and $24.2 million, respectively, in combined dividends and distributions.

Financing Activities — Equity Offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of September 30, 2023, we held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of our shares previously held by our Manager, 361,912 shares received through our Servicer and 525,039 shares acquired through open market purchases. As of September 30, 2022, we held 657,029 shares of treasury stock consisting of 131,990 shares received through distributions of our shares previously held by our Manager and 525,039 shares acquired through open market purchases.

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock and 1,757,010 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing discounts of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. Of the $8.2 million recognized, $5.7 million and $8.2 million was recognized during both the three and nine months ended September 30, 2022, respectively. There was no repurchase of preferred stock in either the three or nine months ended September 30, 2023. The repurchase is expected to reduce preferred dividends by $5.6 million annually. Also, during the year ended December 31, 2022, we repurchased and retired 4,549,328 of our outstanding warrants for $35.0 million, resulting in the acceleration of $12.3 million of accretion expense, which will result in less accretion expense in future periods. Of the $12.3 million recognized, $8.8 million and $12.3 million was recognized during both the three and nine months ended September 30, 2022, respectively. There was no repurchase of warrants during the three or nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, we sold 2,182,152 and 2,621,742 shares, respectively, of common stock for proceeds, net of issuance costs of $14.3 million and $17.2 million, respectively, under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. Comparatively, during the three and nine months ended September 30, 2022, we did not sell any shares of common stock under our At the Market program. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings, 2024 Notes and 2027 Notes

Secured Borrowings

From our inception (January 30, 2014) to September 30, 2023, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See "Table 18: Investments in Joint Ventures"), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at September 30, 2023. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinated notes and the applicable trust certificates from one non-rated secured borrowing outstanding at September 30, 2023.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allows us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at September 30, 2023. Our rated secured borrowings are designated in the table below.

Our secured borrowings carry no provision for a step-up in interest rate on any of the Class B notes, except for 2021-B.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at September 30, 2023 at their respective cutoff dates:

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

2024 Notes (Convertible Senior Notes)

During 2017 and 2018, we completed the public offer and sale of our 2024 Notes, in three separate offerings which form a single series of fungible securities. At September 30, 2023 and December 31, 2022, the UPB of the debt was $103.5 million and $104.5 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

2027 Notes (Unsecured Notes)

During August 2022, our Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Guarantors.

Under the indenture governing the 2027 Notes, a subsidiary guarantor's guarantee will terminate upon: (i) the sale, exchange, disposition or other transfer (including by way of consolidation) of the subsidiary guarantor or the sale or disposition of all or substantially all the assets of the subsidiary guarantor otherwise permitted by the indenture, (ii) satisfaction of the requirements for legal or covenant defeasance or discharge of the 2027 Notes, or (iii) no default or event of default has occurred and is continuing under the indenture.

The following table presents summarized financial information for the Guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Table 15: Summary of Issuer and Guarantor Financial Statements

	September 30, 2023	December 31, 2022
Total assets	$394,694	$455,096

Borrowings under repurchase transactions	162,519	206,872
Convertible senior notes and notes payable, net	210,145	210,302
Other liabilities	42,631	46,401
Total liabilities	415,295	463,575

Total equity (deficit)	(20,601)	(8,479)
Total liabilities and equity	$394,694	$455,096

Nine months ended
September 30, 2023
Total loss on revenue, net	$(6,998)

Management fees and loan servicing fees	4,803
Other expenses	10,801
Consolidated loss attributable to the Company	(22,602)
Less: dividends on preferred stock	(1,642)
Consolidated net loss attributable to common stockholders	$(20,960)

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans, which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $150.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month SOFR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 75% and 90% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have four repurchase facilities, as of September 30, 2023, substantially similar to the mortgage loan repurchase facilities where the pledged assets are bonds retained from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at September 30, 2023 and December 31, 2022 is as follows ($ in thousands):

Table 16: Repurchase Transactions by Maturity Date

	September 30, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Barclays - bonds(1)		$71,697	$105,129		6.89%
A Bonds	October 3, 2023	11,266	15,856		6.75%
	October 20, 2023	21,790	29,001		6.77%
	November 3, 2023	11,007	13,655		6.52%
	November 22, 2023	2,181	3,576		6.69%
B Bonds	October 26, 2023	2,979	5,145		7.65%
	November 3, 2023	3,572	6,702		7.34%
	November 22, 2023	4,365	8,158		7.29%
	December 13, 2023	13,127	20,416		7.16%
M Bonds	November 3, 2023	295	516		6.69%
	November 22, 2023	1,115	2,104		6.89%
Nomura - bonds(1)		$70,557	$100,507		6.87%
A Bonds	October 24, 2023	36,517	46,784		6.86%
	November 15, 2023	5,413	7,508		6.91%
	December 29, 2023	17,480	25,102		6.69%
B Bonds	October 24, 2023	1,024	1,692		7.16%
	November 15, 2023	3,002	5,699		7.31%
	December 29, 2023	3,782	6,449		7.17%
M Bonds	October 24, 2023	2,307	5,029		7.15%
	December 29, 2023	1,032	2,244		6.94%
JP Morgan - bonds(1)		$35,596	$55,298		6.71%
A Bonds	November 30, 2023	9,917	13,222		6.75%
B Bonds	October 30, 2023	6,551	11,458		7.12%
M Bonds	October 6, 2023	15,331	23,258		6.39%
	November 30, 2023	507	878		7.05%
	January 22, 2024	3,290	6,482		7.23%
Nomura - loans(2)	October 5, 2023	$203,685	$280,984		7.90%
JP Morgan - loans(3)	July 10, 2024	$10,489	$15,589		7.68%
Totals/weighted averages		$392,024	$557,507	(4)	7.42%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of September 30, 2023.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of September 30, 2023 was $400.0 million. Also, subsequent to September 30, 2023 the maturity date has been extended to November 3, 2023.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of September 30, 2023 was $150.0 million.
(4)Includes $42.8 million of bonds that are consolidated on our balance sheet for GAAP as of September 30, 2023.

	December 31, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Barclays - bonds(1)		$126,458	$181,667		6.10%
A Bonds	January 3, 2023	12,345	18,399		5.33%
	January 20, 2023	47,591	64,692		5.76%
	April 26, 2023	27,655	37,216		6.60%
	May 3, 2023	11,879	15,535		5.97%
	May 22, 2023	2,107	3,421		6.17%
B Bonds	March 13, 2023	12,639	20,755		6.45%
	April 26, 2023	2,943	5,174		7.00%
	May 3, 2023	3,627	6,405		6.77%
	May 22, 2023	4,306	7,606		6.77%
M Bonds	May 3, 2023	292	521		6.12%
	May 22, 2023	1,074	1,943		6.37%
Nomura - bonds(1)		$35,742	$55,303		6.02%
A Bonds	January 12, 2023	3,910	5,458		5.32%
	February 14, 2023	6,481	9,818		5.81%
	February 24, 2023	3,795	5,178		6.05%
	March 23, 2023	11,186	17,202		6.08%
B Bonds	February 14, 2023	5,619	9,542		6.24%
	February 24, 2023	1,054	1,689		6.45%
	March 23, 2023	3,697	6,416		6.48%
Goldman Sachs - bonds(1)		$3,102	$4,044		5.58%
A Bonds	January 13, 2023	3,102	4,044		5.58%
JP Morgan - bonds(1)		$56,656	$82,071		5.59%
A Bonds	March 7, 2023	11,103	14,836		5.62%
	March 24, 2023	22,131	30,215		5.41%
B Bonds	February 3, 2023	7,846	13,583		5.86%
M Bonds	March 7, 2023	490	893		5.85%
	April 11, 2023	15,086	22,544		5.70%
Nomura - loans(2)	October 5, 2023	$212,147	$292,415		6.65%
JP Morgan - loans(3)	July 10, 2023	$11,750	$17,839		6.90%
Totals/weighted averages		$445,855	$633,339	(4)	6.31%

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

As of September 30, 2023, we had $392.0 million outstanding under our repurchase transactions compared to $445.9 million as of December 31, 2022. The maximum month-end balance outstanding during the three months ended September 30, 2023 was $422.1 million, compared to a maximum month-end balance for the three months ended December 31, 2022, of $474.6 million. The following table presents certain details of our repurchase transactions for the three months ended September 30, 2023 and December 31, 2022 ($ in thousands):

Table 17: Repurchase Balances

	Three months ended
	September 30, 2023	December 31, 2022
Balance at the end of period	$392,024	$445,855
Maximum outstanding balance during the quarter	$422,054	$474,567
Average balance	$397,311	$452,911

The decrease in our average balance from $452.9 million for the three months ended December 31, 2022 to our average balance of $397.3 million for the three months ended September 30, 2023 is a result of paydowns and asset sales.

As of September 30, 2023 and December 31, 2022, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability, 2024 Notes and 2027 Notes.

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

On November 2, 2023, our Board of Directors declared a dividend of $0.11 per share, to be paid on November 30, 2023 to stockholders of record as of November 15, 2023. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock paid out of our taxable income plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock paid out of our taxable income, plus the increase in our book value, taken together exceeds 8% (on an annualized basis) of our stock’s book value at the end of the year. During the three and nine months ended September 30, 2023, we recorded no incentive fee payable to the Manager. Comparatively, during the three and nine months ended September 30, 2022, we recorded incentive fees payable to the Manager of zero and $0.3 million, respectively. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 3.97% on an annualized basis of our book value of $11.07 per share at September 30, 2023. If our taxable income increases, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related Party Transactions.

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

A summary of our investments in debt securities AFS and HTM issued by joint ventures is presented below ($ in thousands):

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%		10.01%	$33,970	$573	(4)
	Class B notes due 2060	$21,754	5.00%		10.01%	$2,178	$2,178	(4)

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%		10.01%	$33,105	$4,063	(4)
	Class B notes due 2060	$30,867	5.00%		10.01%	$3,090	$3,090	(4)

Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%	$9,753	$5,212	(4)
	Class B notes due 2061	$18,170	3.72%		31.90%	$5,796	$5,796	(4)

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%	$13,288	$7,443	(4)
	Class B notes due 2060	$25,529	4.00%		20.00%	$5,106	$5,106	(4)

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(2)	10.01%	$43,119	$32,406	(4)
	Class M notes due 2060	$19,415	2.94%		10.01%	$1,943	$1,943	(4)
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%	$3,835	$3,835	(4)
	Class B-3 notes due 2060	$29,253	3.73%		19.57%	$5,725	$5,725	(4)

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		5.01%		$23,852	$15,853	(4)
	Class B notes due 2061	$49,463	3.75%		12.60%		$6,232	$6,232	(4)

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%		$23,056	$15,121	(4)
	Class B notes due 2061	$32,995	3.75%		20.00%		$6,599	$6,413	(4)

2021-NPL 1/ November 2021	Class B notes due 2051	$23,088	4.63%		16.33%		$3,771	$3,771

Ajax Mortgage Loan Trust 2022-A/ April 2022	Class A notes due 2061	$154,921	3.47%	(2)	6.24%	(3)	$9,664	$7,968
	Class M notes due 2061	$21,762	3.00%		23.28%		$5,066	$5,066

Ajax Mortgage Loan Trust 2022-B/ June 2022	Class A notes due 2062	$169,924	3.47%	(2)	5.70%	(3)	$9,692	$8,204
	Class M notes due 2062	$17,776	3.00%		17.18%		$3,054	$3,054

2022-RPL 1/ October 2022	Class B notes due 2028	$29,364	4.25%		17.50%		$5,139	$5,139

Ajax Mortgage Loan Trust 2023-A/ February 2023	Class A notes due 2062	$163,741	3.46%	(2)	5.89%	(3)	$9,644	$9,061
	Class M notes due 2062	$10,561	2.50%		20.00%		$2,112	$2,112
	Class B notes due 2062	$20,506	2.50%		20.00%		$4,101	$4,101

Ajax Mortgage Loan Trust 2023-B/ July 2023	Class A notes due 2062	$91,312	4.25%		20.00%		$18,262	$17,471
	Class B notes due 2062	$8,522	4.25%		20.00%		$1,704	$1,704

Ajax Mortgage Loan Trust 2023-C/ July 2023	Class A notes due 2063	$147,386	3.45%	(2)	20.00%	(3)	$29,477	$28,530

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
	Class M notes due 2063	$25,650	2.50%	20.00%	$5,130	$5,130

(1)Ajax Mortgage Loan Trust 2021-E was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust made an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)Weighted average of Class A notes.
(3)Weighted average ownership of Class A notes.
(4)Total principal includes 5.01% EU risk retention component classified as investments in securities HTM on our consolidated balance sheets.

A summary of our investments in beneficial interests issued by joint ventures is presented below ($ in thousands):

		Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-B/ June 2018	$28,447	20.00%	$5,689		$2,123

Ajax Mortgage Loan Trust 2018-D/ September 2018	$20,166	20.00%	$4,033		$790

Ajax Mortgage Loan Trust 2018-F/ December 2018	$43,201	20.00%	$8,640		$3,642

Ajax Mortgage Loan Trust 2019-E/ September 2019	$43,464	20.00%	$8,693		$2,504

Ajax Mortgage Loan Trust 2019-G/ December 2019	$33,941	20.00%	$6,788		$2,285

Ajax Mortgage Loan Trust 2020-A/ March 2020	$59,852	20.00%	$11,970		$5,353

Ajax Mortgage Loan Trust 2020-C/ September 2020	$73,964	10.01%	$7,404		$7,393

Ajax Mortgage Loan Trust 2020-D/ September 2020	$79,373	10.01%	$7,945		$7,934

Ajax Mortgage Loan Trust 2021-C/ April 2021	$46,722	31.90%	$14,904		$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	$38,293	20.00%	$7,659		$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	$518,357	19.57%	$101,471	(2)	$1,608

Ajax Mortgage Loan Trust 2021-F/ June 2021	$92,743	12.60%	$11,686		$11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	$61,864	20.00%	$12,373		$11,630

2021-NPL 1/ November 2021	$52,773	16.33%	$8,620		$8,575

Ajax Mortgage Loan Trust 2022-A/ April 2022(3)	$38,784	23.28%	$9,029		$8,625

		Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained

Ajax Mortgage Loan Trust 2022-B/ June 2022(4)	$33,125	17.18%	$5,691	$5,404

2022-RPL 1/ October 2022	$55,326	17.50%	$9,682	$9,318

Ajax Mortgage Loan Trust 2023-A/ February 2023	$10,254	20.00%	$2,051	$1,974

Ajax Mortgage Loan Trust 2023-B/ July 2023	$29,274	20.00%	$5,855	$5,665

Ajax Mortgage Loan Trust 2023-C/ July 2023	$30,537	20.00%	$6,107	$6,078

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

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At September 30, 2023 and December 31, 2022, our repurchase obligations totaled $392.0 million and $445.9 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above.)

Our 2024 Notes had outstanding principal balances of $103.5 million and $104.5 million at September 30, 2023 and December 31, 2022, respectively. The 2024 Notes will mature on April 30, 2024 unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances.

Our 2027 Notes had an outstanding principal balance of $110.0 million at both September 30, 2023 and December 31, 2022. The 2027 Notes will mature on September 1, 2027.

Our accrued interest expense associated with our repurchase obligations at September 30, 2023 and December 31, 2022, was $2.9 million and $2.3 million, respectively. Our interest expense expected to be paid on our 2024 Notes at September 30, 2023 and December 31, 2022, was $5.9 million and $11.7 million, respectively. Our interest expense expected to be paid on our 2027 Notes at September 30, 2023 and December 31, 2022, was $39.1 million and $49.0 million, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of a financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest and we concurrently receive back our pledged collateral from the lender. Interest expense on our 2024 Notes is paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Interest expense on our 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023.

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

Subsequent Events

This year, to date, we have distributed $0.65 per share in dividends. On November 2, 2023, our board declared a cash dividend of $0.11 per share to be paid on November 30, 2023 to stockholders of record as of November 15, 2023. We reduced the dividend per share amount in order to focus on book value and maximizing stockholder value overall.

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

Item 1A. Risk Factors

You should carefully consider the risks described below in addition to the risks previously disclosed in our annual report and other filings, the information included under the caption "Cautionary Statement Regarding Forward-Looking Statements" and the other information included in this quarterly report. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value of our common stock could decline.

Increasing interest rates have had, and are expected to continue to have, significant negative effects on our loan assets.

Increases in interest rates, the interrelationships between various rates and interest rate volatility have had, and are expected to continue to have, negative effects on our earnings because it has extended duration. This has resulted in, and is expected to continue to result in, significant decreases in the fair market value of performing loans. It also may impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms. Higher interest rates may reduce the ability or desire of borrowers to refinance their loans. Mortgage related assets may become more illiquid during periods of interest rate volatility. As a result, we also may encounter difficulties refinancing our securitizations and it increases the costs of our repurchase facility financings. Higher interest rates also generally increase our financing costs as we seek to renew or replace borrowing facilities.

Our strategic alternatives process may not result in a successful strategic transaction or liquidity event.

On November 2, 2023, we announced that we are exploring strategic alternatives. There can be no assurance that this strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for our stockholders. Any potential transaction would depend on factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction and the availability of financing to potential buyers (if required) on reasonable terms. The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations. In addition, from time to time, in recent years, companies that have experienced stock price volatility and that have announced such processes have attracted increased interest from activists. Any such form of activist interest may prove to be disruptive to the process, distract management time and attention away from the process, and result in additional expense for the company, all of which may have an adverse effect on our financial results.

Our share price has been and may continue to be volatile.

The market price of our shares has been extremely volatile. From January 1, 2023 through October 27, 2023, the trading price of our common stock has been as low as $4.08 per share and as high as $9.24 per share. The market price variation of our shares may not necessarily bear any relationship to our book value, asset values, operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for our shares in the future. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Termination Agreement, dated as of October 20, 2023, by and between Great Ajax Corp. and Ellington Financial Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 20, 2023).

10.2
Securities Purchase Agreement by and between Great Ajax Corp. and Ellington Financial Inc. dated October 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 20, 2023).

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

GREAT AJAX CORP.

Date: November 3, 2023	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2023	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)