Form 10-K
period 2023-12-31
Great Ajax Corp.
filed 2024-02-28
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $140,186,472 based on the price per share of $6.13, the closing price on June 30, 2023.

As of February 26, 2024, 27,460,161 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations, ” “Business” and elsewhere in this Annual Report constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws, established by the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including but not limited to:

•our ability to satisfy the closing conditions and consummate the transactions we entered into with Rithm Capital Corp. (together with its subsidiaries, “Rithm”) and its affiliates on the agreed upon terms or at all;
•our ability to obtain financing on favorable terms or at all in the event the transactions with Rithm and its affiliates are not consummated in a timely manner or at all;
•the impact of our termination of the Manager in the event we are unable to enter into a management agreement with RCM GA Manager LLC, an affiliate of Rithm (“RCM GA”), in a timely manner or at all;
•the significant losses we have incurred to date from our holdings of non-performing loans (“NPLs”), re-performing loans (“RPLs”) and small balance commercial mortgage loans (“SBC loans”);
•the expectation that we will continue to incur increasing and significant consolidated net losses from our mortgage asset holdings;
•the declining financial condition of the Servicer and its ability to continue to perform its obligations under the Servicing Agreement;
•difficulties in consummating sales of our NPLs, RPLs and SBC loans at attractive prices and on a prompt timeline or at all and adverse market developments negatively impacting the value of, and the returns expected from, such assets;
•the impact of changes in interest rates and the market value of the collateral underlying our RPL and NPL portfolios or of our other real estate assets;
•changes to our business strategy, including as a result of or following the consummation of the transactions we have entered into with Rithm and its affiliates or in the event that the transactions we have entered into with Rithm and its affiliates are not consummated;
•the impact of adverse real estate, mortgage or housing markets and changes in the general economy;
•our share price has been and may continue to be volatile;
•the broader impacts of increasing interest rates, inflation, and potential for a global economic recession;
•general volatility of the capital markets;
•the impact of adverse legislative or regulatory tax changes;
•our ability to control our costs;
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

•We may not be able to close the transactions we entered into with Rithm and its affiliates on the agreed upon terms or at all.

•Failure to consummate the transactions with Rithm and its affiliates as currently contemplated or at all could adversely affect the price of our common stock and our future business, financial results and prospects.

•We expect to continue to incur increasing and significant consolidated net losses from our mortgage asset holdings.

•The declining financial condition of the Servicer may impact its ability to adequately perform its obligations under the Servicing Agreement. The failure of the Servicer to service our assets effectively would materially and adversely affect us.

•A significant portion of our residential mortgage loans are, or may become, sub-performing or non-performing loans, which could increase the significant losses we have already incurred to date.

•Difficult conditions in the mortgage, residential real estate and smaller commercial real estate markets as well as general market concerns have adversely affected the value of the assets in which we invest and these conditions may continue to persist for the foreseeable future.

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

•The Servicer’s operations are heavily regulated at the U.S. federal, state and local levels and its failure to comply with applicable regulations could materially adversely affect our expenses and results of operations.

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

•Our ability to make distributions to our stockholders will depend on our operating results, our financial condition, financial covenants and other factors and we may not be able to make regular cash distributions at a fixed rate or at all under certain circumstances.

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

•Our board of directors has approved a very broad investment policy and guidelines and will not review or approve each investment decision. We may change our investment policy and guidelines without stockholder consent, including following the consummation of or the termination of the transactions with Rithm and its affiliates, which may materially and adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

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

Item 1. Business

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of (i) RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) NPLs, which are residential mortgage loans on which the most recent three payments have not been made. We may acquire RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures are structured as securitization trusts, of which we acquire debt securities and beneficial interests. We may also acquire or originate SBC loans. The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, we invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio, or, less frequently, through a direct acquisition. We own a 19.8% equity interest in our Manager and an 9.5% equity interest in the parent company of our Servicer through GA-TRS, a wholly owned subsidiary of the Operating Partnership. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

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

Our Operating Partnership, through interests in certain entities, as of December 31, 2023, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of December 31, 2023, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities (“VIEs”), and we have determined that we are the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. Also, during the year ended December 31, 2023, GA-TRS received an additional 20,991 shares of Gaea common stock for $0.3 million due to the termination of Gaea's management agreement as Gaea's manager distributed its remaining shares to our Manager, which then our Manager distributed its shares to its investors and this increased our ownership. At December 31, 2023 we owned approximately 22.2% of Gaea. We account for our investment in Gaea under the equity method.

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

Termination of the Merger Agreement

As we previously announced on October 20, 2023, we and Ellington Financial Inc. (“Ellington Financial”) mutually terminated our merger agreement with Ellington Financial. The termination was approved by both companies’ boards of directors after careful consideration of the proposed merger and the progress made towards completing the transaction. In connection with the termination, Ellington Financial paid us $16.0 million, $5.0 million of which was paid in cash, and $11.0 million of which was paid in cash as consideration for approximately 1,666,666 shares of our common stock. The common stock was purchased at $6.60 per share. The purchase price was determined based on the merger exchange ratio. Ellington Financial holds approximately 6.1% of our stock. An affiliate of Ellington Financial’s external manager owned 273,983 shares of our common stock or 1.2% as of June 30, 2023. Ellington Financial remains one of our securitization joint venture partners.

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

Amended Bylaws

As part of the transaction with Ellington Financial, our Board of Directors amended and restated our bylaws to include an exclusive forum bylaw, which states that unless we consent in writing to a selection of alternative forum for litigation, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions filed against us, all as specified in the Bylaws that are filed herewith.

New Strategic Transaction

On February 26, 2024, we entered into a strategic transaction with Rithm, a global asset manager focused on real estate, credit and financial services. The following summarizes the principal transaction agreements executed by the parties.

Credit Agreement

On February 26, 2024, we entered into a Credit Agreement (the “Credit Agreement”) with NIC RMBS LLC, an affiliate of Rithm (“NIC RMBS”), as sole lender, administrative agent and collateral agent. The Credit Agreement provides, subject to certain conditions, for a delayed draw term loan facility (the “Facility”), in an aggregate amount of up to $70.0 million.

The Facility matures on February 25, 2025. Outstanding loans under the Facility will accrue interest at a rate equal to 10.0% per annum. Our obligations under the Credit Agreement are guaranteed by substantially all of our non-special purpose vehicle subsidiaries and are secured by a first-priority lien on substantially all of our and our subsidiaries’ assets.

Proceeds under the Credit Agreement, together with cash on hand and proceeds from loan sales, will be used to repay the outstanding 2024 Notes (as defined below) upon their maturity in April 2024.

The Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. The covenants include certain financial covenants requiring us to maintain compliance with (i) a quarterly minimum net asset value covenant set at the sum of $240.0 million plus 65% of our positive net equity capital activity, (ii) a quarterly minimum ratio covenant of our unencumbered assets to the sum of the aggregate principal amount of the loans outstanding under the Facility and of the outstanding indebtedness under the Operating Partnership’s 8.875% Senior Notes due 2027 set at 1.6:1.0, (iii) a quarterly maximum ratio covenant of our consolidated recourse indebtedness to our equity interests set at 4.0:1.0, (iv) a quarterly minimum liquidity covenant of $30.0 million and (v) a maximum ratio covenant of (i) the aggregate principal amount of the loans outstanding under the Facility to (ii) the difference between (a) the fair market value of our and our consolidated subsidiaries’ assets minus (b) our and our consolidated subsidiaries’ aggregate liabilities of 1.0:1.0.

Changes in Our Management and Board of Directors

On February 26, 2024, we issued a termination notice to our Manager. We are expected to pay the Manager the contractually stipulated termination fee substantially in Common Stock. Subject to receipt of stockholder approval, we will enter into an agreed form of termination and release agreement (“Form of Termination and Release Agreement”) with the Manager, and into a new management agreement with RCM GA, in the form agreed upon with RCM GA.

As part of the contemplated transactions, subject to receipt of stockholder approval, our board of directors (“Board of Directors”) will be reconstituted as follows: the Board of Directors will become a five-member board, two members of which will be existing directors, one member of which will be a director nominated by Rithm, and two members of which will be new independent directors.

Warrant Agreement

In connection with the Credit Agreement and pursuant to the Purchase Agreement (as described below), on February 26, 2024, we have agreed to issue (the “Warrant Issuance”) to Rithm (the “Rithm Holder”) five-year warrants (the “Warrants”) to purchase shares of Common Stock (such Common Stock issuable upon exercise of the Warrants, the “Warrant Shares”), at an exercise price per Warrant Share of $5.36 which represents a 10% premium to the trailing five-day average closing price of the Common Stock on the New York Stock Exchange (“NYSE”) as of the date of the Purchase Agreement. The number of Warrant Shares for which the Warrants may be exercised will equal the greater of 50% of (i) the amount drawn under the Facility and (ii) $35.0 million, in each case, divided by $5.36.

In connection with the Warrant Issuance, we will enter into a warrant agreement with Equiniti Trust Company (the “Form of Warrant Agreement”), in its capacity as our warrant agent (“Warrant Agent”), in the form attached to the Purchase Agreement, pursuant to which the Warrant Agent agrees to act as the warrant agent in connection with, among other things, the issuance, registration, transfer and exercise of the Warrants. The Warrant Agreement includes a form of Warrant setting forth the number of Warrants to be held by the Rithm Holder and the terms and conditions applicable to such Warrants.

The Warrants are exercisable on the earlier of the declaration of effectiveness of a resale registration statement (described below) relating to the Warrant Shares and August 26, 2024. The number of Warrant Shares issuable upon exercise of the Warrants will be capped at 19.99% of our then-current outstanding Common Stock, unless and until such exercise is approved by our stockholders (as described below). If approval of our stockholders regarding the transactions (as described below) is not obtained, the Warrants will be repurchased by us at a value agreed upon by an independent third-party valuation expert.

Securities Purchase Agreement

On February 26, 2024, we, the Operating Partnership and the Manager entered into a securities purchase agreement (the “Purchase Agreement”) with Rithm. Pursuant to the Purchase Agreement, we, in a private placement made in reliance on the exemption from the registration requirement of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act, agreed to issue and sell, as applicable, to Rithm or its designated affiliate, shares of Common Stock, at a purchase price per share of $4.87 (the “Shares”), which represents the trailing five-day average closing price of the Common Stock on the NYSE as of the date of the Purchase Agreement for gross proceeds of approximately $14.0 million (the “Private Placement”), and (ii) the Warrants on the terms described above.

The Shares to be purchased pursuant to the Private Placement will be issued following receipt of approval of our stockholders and the satisfaction of certain other closing conditions described therein. We expect to use the net proceeds from the Private Placement towards repayment of any amounts borrowed under the Facility and/or repayment of the 2024 Notes.

Registration Rights

In connection with the Warrant Issuance and the Private Placement, we agreed to enter into a registration rights agreement, in the form attached to the Purchase Agreement, with Rithm, pursuant to which, we agreed to use commercially reasonable efforts to prepare and file a shelf registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the Shares and the Warrant Shares as soon as practicable, and to use commercially reasonable efforts to cause the SEC to declare the registration statement effective as soon as practicable.

The Registration Rights Agreement also includes customary piggyback registration and demand underwritten offering rights with respect to the resale from time to time by Rithm or the applicable holder of the Shares or the Warrant Shares.

In connection with the termination of the Manager, and pursuant to the Form of Termination and Release Agreement, we agreed to use commercially reasonable efforts to prepare and file a registration statement to permit the resale of the Common Stock issued to the Manager.

Exchange Agreements

Concurrently with the execution of the Credit Agreement, on February 26, 2024, we, the Operating Partnership and the Manager entered into exchange agreements (each, an “Exchange Agreement”) with the current holders (the “Exchanging Investors”) of our outstanding Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock") and our outstanding warrants (collectively, the “Exchanged Securities”). Pursuant to the Exchange Agreements, the Exchanging Investors agreed to exchange with us their respective Exchanged Securities for an aggregate of 12,046,222 shares of Common Stock, in accordance with the Exchanged Securities' terms (the “Exchange”).

Until we obtain stockholder approval, the number of shares of Common Stock we may issue in exchange for the Preferred Stock is limited to up to 19.99% of our outstanding shares of Common Stock. As a result, 2,581,694 of such shares of Common Stock subject to the Exchange will be issued by us following the receipt of the approval of our stockholders. The Exchange is made in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 3(a)(9) of the Securities Act.

Stockholder Approval and Support Agreement

Several of the transactions and the agreements described above require the approval of our stockholders before the transactions may be completed. We will prepare and send to our stockholders a proxy statement which will include the recommendation of our Board of Directors and of a special committee thereof to approve the transactions described above that require stockholder approval, and will, as promptly as reasonably practicable after the proxy statement is cleared by the SEC for mailing to the stockholders, duly call, give notice of, convene and hold a meeting of stockholders for the purpose of seeking stockholder approval.

On February 26, 2024, we entered into support agreements (each, a “Support Agreement”) with our directors and executive officers and certain institutional stockholders that, after giving effect to the Exchange, will hold 44% of the outstanding shares of our Common Stock, pursuant to which such stockholders have agreed to support the transactions described above.

Strategy

Until the transactions with Rithm and its affiliates are consummated or in the event the transactions with Rithm and its affiliates are terminated, we expect to continue the strategy developed by our Manager’s management team in a REIT structure that we believe provides us access to capital and allows us to compete for more significant investment opportunities in the evolving mortgage markets. This strategy enables us to generate attractive current yields and risk-adjusted total returns for our stockholders. We intend to continue to distribute substantially all of our REIT taxable income to our stockholders in accordance with applicable REIT qualification requirements. Our strategy consists of:

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
•working, through a licensed mortgage servicer, to (1) support the continued performance of RPLs; (2) convert a portion of our NPLs to performing status; (3) determine the optimal loss mitigation strategy on an asset-by-asset basis; and (4) manage the process and timelines for converting NPLs to REO held-for-sale;
•when economically efficient, securitizing our RPL portfolio to create long-term, fixed rate, non-recourse financing, while retaining one or more tranches of any subordinated securities we may create;
•opportunistically mitigating our interest rate and prepayment risk; and
•working through joint ventures with third party investors to acquire pools of mortgage loans and other mortgage related assets, which may create value additive opportunities for us. Depending upon the needs, liquidity and risk profiles of our third party investors, the criteria for asset acquisitions by our joint ventures may differ somewhat from the criteria we would use for asset acquisitions intended exclusively for our own portfolio.
We believe that purchasing RPLs at a discount to UPB and a significant discount to underlying property values, as well as working, through a licensed mortgage servicer, to support continuing or new payments by borrowers, allows us to achieve our targeted returns. However, if actual results differ from our assumptions, particularly if the value of the underlying properties were to decrease significantly, we may not achieve our targeted returns.

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

While we expect to purchase loans and real properties nationwide, we target specific urban centers (including densely populated suburbs) where we believe that an increasing number of families and young professionals prefer to live in areas that are in close proximity to employment centers, public transportation and retail and other amenities that are typically more common in such areas, creating liquidity and predictability, which we believe, provides greater potential for HPA. By focusing on urban centers and targeted densely populated suburbs we are able to more efficiently manage our portfolio.

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
•If an RPL becomes an NPL, we, through a licensed mortgage servicer, have a number of ways to mitigate our loss. These loss mitigation techniques include working with the borrower to achieve performance, including through modification of the mortgage loan terms as well as short sale, assisted deed-in-lieu of foreclosure, assisted deed-for-lease, foreclosure and other loss mitigation activities.
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

Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests, which allows us to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes and to maintain our exclusion from regulation as an investment company under the Investment Company Act. As a result, our acquisition and management decisions depend on prevailing market conditions, and our targeted investments may vary over time in response to market conditions. We may change our strategy and policies without a vote of our stockholders, including following the consummation or termination of the transactions with Rithm and its affiliates. Moreover, although our independent directors will periodically review our investment guidelines and our portfolio, they generally will not review particular proposed asset acquisitions or asset management decisions. See “— Investment Guidelines.”

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2023 and 2022 ($ in millions):

	December 31, 2023	December 31, 2022
Residential RPLs	$822.1	$872.9
Residential NPLs	92.0	105.1
SBC loans	6.2	11.1
Real estate owned properties, net	3.8	6.3
Investments in securities available-for-sale	131.6	257.1
Investments in securities held-to-maturity	59.7	—
Investment in beneficial interests	104.2	134.6
Total mortgage related assets	$1,219.6	$1,387.1

We closely monitor the status of our mortgage loans and, through a license mortgage servicer, work with our borrowers to improve their payment records.

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

The following graphic outlines the process the Manager generally uses for assessing RPL and NPL portfolio purchase opportunities:

Investment Guidelines

All of our investment activities are currently conducted by our Manager on our behalf pursuant to the Third Amended and Restated Management Agreement with the Manager, which expires March 5, 2034 (the “Management Agreement”). On February 26, 2024, we issued a termination notice to our Manager. Subject to receipt of stockholder approval, we will enter into a termination and release agreement with the Manager and into a new management agreement with RCM GA, in the form agreed upon with RCM GA. Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

The Board of Directors has adopted an investment policy designed to facilitate the management of our capital and assets and the maintenance of an investment portfolio profile that meets our objectives. The investment policy will help the Board of Directors oversee our efforts to achieve a return on assets consistent with our business objectives and to maintain adequate liquidity to meet any financial covenants and regular cash requirements.

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

Our Manager is currently authorized to finance our investment positions through repurchase agreements, secured debt and other financing arrangements, provided such agreements are negotiated with counterparties approved by the investment committee. Our Manager believes it is critical to structure any financing facilities to significantly limit the risk to our business from falling collateral values and margin calls. We fund many of our asset acquisitions with non-recourse securitizations in which the underlying collateral is not marked to market and employ repurchase agreements without the obligation to mark to market the underlying collateral to the extent available. We may also hedge our interest rate exposure on our financing activities through the use of interest rate swaps, forwards, futures and options, subject to prior approval from the investment committee, though no such hedges are currently in use. We also acquire loans and other real estate assets through joint ventures.

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

Our investment policy and guidelines may be changed from time to time by our Board of Directors without the approval of our stockholders, including following the consummation or termination of the transactions we have entered into with Rithm and its affiliates.

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

Policies with Respect to Certain Transactions

Other than (i) transactions in which a licensed mortgage servicer is the holder of record because we or our subsidiaries may not hold the necessary license to hold those assets directly, but where we are the beneficial owner of at least 95% of the participation rights in those assets, or (ii) as approved by a majority of the independent members of our Board of Directors, we generally will not purchase portfolio assets from, or sell them to, our directors or officers or to our Manager, Aspen or any of their affiliates or engage in any transaction in which they have a direct or indirect pecuniary interest, including in connection with the securitization of any of our mortgage loan assets (other than our agreements with our Manager, the Servicer and Aspen described in more detail herein) without the consent of the Investment Supervisory Committee of the Board of Directors.

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

The Management Agreement

On February 26, 2024, we issued a notice to our Manager to terminate the existing Management Agreement. We and our Manager have agreed that the stipulated termination fee will be paid in shares of our common stock in lieu of cash upon consummation of the transactions with Rithm and its affiliates. Subject to receipt of stockholder approval, we will enter into a termination and release agreement with the Manager and into a new management agreement with RCM GA, an affiliate of Rithm, in the form agreed upon with RCM GA.

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

The Servicer

We are also a party to the Servicing Agreement (the “Servicing Agreement”), expiring July 8, 2029, with Gregory. Gregory recently informed us that its financial condition has declined and is expected to further decline as a result of various factors including our loan sales and other transactions described herein. Gregory expects to enter into a transaction to assign substantially all of its servicing rights and obligations to a third-party servicer, subject to the receipt of necessary consents, in the near future. The new servicer would assume all of Gregory’s rights and obligations under agreements governing the servicing of loans in private securitizations and for us and certain of our affiliates.

Gregory was formed by the members of our Manager’s management team to service “high-touch” assets, which are loans that require substantial and active interaction with the borrower for modification or other resolution. These loans are to less creditworthy borrowers or for properties the value of which has decreased and are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Our Servicer is licensed to service loans in all states where such license is required to conduct its business, and currently has mortgage loan origination staff who are licensed in 14 states. It also holds mortgage lending, debt collection or similar licenses in the states where such licenses are required. Our Servicer is a Freddie Mac authorized servicer, a Home Affordable Modification Program (“HAMP”) registered servicer, a Veterans Administration Servicer and has unsupervised Title II Mortgage authorization from the Federal Housing Administration (“FHA”). At December 31, 2023, we owned an 9.5% equity interest in the parent company of our Servicer and warrants to acquire an additional 12.0%, all held through a TRS.

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

Operating and Regulatory Structure

Tax Requirements

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Provided that we continue to maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to continue to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and non-U.S. taxes on our income. For example, for any business that we conduct through a TRS, the income generated by that subsidiary will be subject to U.S. federal, state and local income tax. GAJX Real Estate Corp. is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell certain REO purchased by us. GA-TRS is a wholly owned subsidiary of our Operating Partnership that owns our 19.8% equity interest in our Manager and our 9.5% interest in the parent of our Servicer. We have elected to treat both GAJX Real Estate Corp. and GA-TRS as TRSs under the Code.

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

Our 19.8% equity interest in our Manager and our 9.5% equity interest in the parent company of our Servicer are owned by GA-TRS, which is a special purpose subsidiary of our Operating Partnership. GA-TRS may rely on Section 3(c)(1) or 3(c)(7) for its Investment Company Act exclusion and, therefore, our interest in such subsidiary would constitute an ‘‘investment security’’ for purposes of determining whether we pass the 40% test. We also may form certain other wholly owned or majority-owned subsidiaries that will invest, subject to our investment guidelines, in other real estate-related assets. These subsidiaries may rely upon the exclusion from the definition of investment company under the Investment Company Act pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act. The securities issued by any wholly owned or majority-owned subsidiary that we may form and that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis.

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

Risks Related to Our Business

We may not be able to close the transactions we entered into with Rithm and its affiliates on the agreed upon terms or at all.

On February 26, 2024, we entered into a series of agreements with Rithm and its affiliates. Several of the transactions and agreements require us to satisfy certain closing conditions before the transactions may be completed, including obtaining approval from our stockholders of such transactions. In addition, under certain limited circumstances, either we or Rithm may choose to terminate the agreements and not proceed with the transactions. There can be no assurance that we will satisfy the required closing conditions in order to close the transactions we have entered into with Rithm and its affiliates on the agreed upon terms or that any consummation of such transactions will yield additional value for our stockholders. While it is currently anticipated that the transactions with Rithm and its affiliates will be completed shortly after we obtain the required stockholder approval for the transactions, there can be no assurance that the conditions to the closing will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied.

Failure to consummate the transactions with Rithm and its affiliates as currently contemplated or at all could adversely affect the price of our common stock and our future business, financial results and prospects.

In the event the transactions with Rithm and its affiliates are consummated on terms different than those contemplated by the applicable agreements or such transactions are not consummated at all, we could be adversely affected and subject to a variety of risks associated with the failure to consummate the transactions, including the following:

•our stockholders may be prevented from realizing the anticipated benefits of us entering into a management agreement with RCM GA;
•the market price of our common stock could decline significantly;
•reputational harm due to the adverse perception of any failure to successfully consummate the transactions with Rithm and its affiliates ;
•us being required, under certain circumstances, to pay a termination fee and expenses to RCM GA;

•incurrence of substantial costs relating to the transactions, such as legal, accounting, financial advisor, filing, printing and mailing fees without the transactions being consummated as contemplated;
•the attention of our management and the Manager may be diverted from their day-to-day business and operational matters as a result of efforts relating to attempting to consummate the transactions; and
•our inability to revoke the termination of the Manager.

Any delay in the consummation of the transactions or any uncertainty relating to the transactions could materially adversely affect our business, financial results and prospects and/or our stock price.

The failure of Gregory to service our assets effectively would materially and adversely affect us.

We rely on Gregory to service and manage our assets, including managing collections on our whole mortgage loans and the mortgage loans underlying our retained MBS. Gregory recently informed us that its financial condition has declined significantly as a result of various factors including our loan sales and the other transactions described herein. Gregory expects to enter into a transaction to assign its servicing rights and obligations to a third-party servicer, subject to the receipt of necessary consents, in the near future. The new servicer would assume all of Gregory’s rights and obligations under agreements governing the servicing of loans in private securitizations and for us or our affiliates.

If Gregory (or a third party mortgage servicer) is not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If Gregory (or a third party mortgage servicer) takes longer than we expect to liquidate non-performing assets, our losses may be higher than originally anticipated. We also rely on Gregory to provide all of our property management, lease management and renovation management services associated with the real properties we acquire upon conversion of residential mortgage loans that we own or that we acquire directly. The failure of Gregory (or a third party mortgage servicer) to effectively service our mortgage loan assets, including the mortgage loans underlying any MBS we may own, REO and other real estate-related assets could negatively impact the value of our investments and our performance.

We expect to continue to incur increasing and significant consolidated net losses from our mortgage asset holdings.

For the year ended December 31, 2023, we incurred a net loss attributable to common stockholders of $49.3 million. In addition, the market value of our RPLs, NPLs and SBC loans have significantly deteriorated and we have incurred substantial operating losses as a result. We expect to continue to incur significant and increasing operating losses for the foreseeable future given the current market conditions for our mortgage asset holdings.

In particular, increasing interest rates have had, and are expected to continue to have, significant negative effects on our loan assets. Increases in interest rates, the interrelationships between various rates and interest rate volatility have had, and are expected to continue to have, negative effects on our earnings because it has extended duration. This has resulted in, and is expected to continue to result in, significant decreases in the fair market value of performing loans. It also may impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms. Higher interest rates may reduce the ability or desire of borrowers to refinance their loans. Mortgage related assets may become more illiquid during periods of interest rate volatility. As a result, we also may encounter difficulties refinancing our securitizations and it increases the costs of our repurchase facility financings. Higher interest rates also generally increase our financing costs as we seek to renew or replace borrowing facilities.

The lack of liquidity of our assets has adversely affected our business, including our ability to sell our assets.

We acquire assets, securities or other instruments that are not liquid or publicly traded, and recent market conditions have significantly and negatively affected the liquidity of our assets. As a result of the unfavorable market conditions, we have identified certain mortgage loans that we have either agreed to sell or may propose to market for sale under certain circumstances in the near future. We anticipate that we will record a loss in connection with any loans we ultimately sell. Any delay or inability to consummate any loan sale on attractive terms or at all could materially adversely affect our business, financial results and prospects and/or our stock price.

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

Difficult conditions in the mortgage, residential real estate and smaller commercial real estate markets as well as general market concerns have adversely affected the value of the assets in which we invest and these conditions continue to persist for the foreseeable future.

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the smaller commercial real estate market, the financial markets and the economy in general. Concerns about the residential mortgage market, inflation, energy costs, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system, continuing relatively high unemployment and under-employment and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. The smaller commercial real estate mortgage market also may face increased defaults, losses, or liquidity concerns due to economic conditions or government imposed forbearance programs.

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

A significant portion of our mortgage loans may become NPLs, which could further increase the significant losses we have incurred to date.

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

A significant percentage of the mortgage loans we own are higher risk loans, meaning that the loans are made to less creditworthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with mortgage market reforms and recent and possible future regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by state and U.S. federal regulators or may experience higher compliance costs, which could result in a further increase in servicing costs. Through the Servicing Agreement, the Servicer currently passes along to us many of the additional third-party expenses incurred by it in servicing these higher risk loans. The greater cost of servicing higher risk loans, which may be further increased through regulatory changes, could adversely affect our business, financial condition and results of operations.

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

We create and retain MBS that are backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines. Consequently, the principal and interest on those MBS are not guaranteed by GSEs such as Fannie Mae and Freddie Mac, or securitized through Ginnie Mae. We do not currently expect to acquire third-party non-Agency MBS. Our MBS are and will be subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by a single-family residential property and is subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property depends upon the income or assets of the borrower. A number of factors, including the impact of the, a prolonged economic downturn, unemployment, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their mortgage loans. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent.

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

Residential mortgage loan modification, refinance, or forbearance programs, future legislative action, and other actions and changes in the general economy may materially and adversely affect the value of and expected returns on RPLs and NPLs.

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

Certain states have imposed or encouraged forbearance programs, aiming at assisting at-risk homeowners or reducing the number of properties going into foreclosure, or may do so in the future. Extended forbearance, foreclosure timelines and eviction timelines could result in lower yields and losses on our mortgage loan and beneficial interest portfolios and losses on our REO held-for-sale. Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans. These programs, any other programs that may replace them, future legislative or regulatory actions, including possible amendments to the bankruptcy laws that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, our portfolio of RPLs and NPLs.

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

As a result of the continuing effects of the economic crisis in 2008, there has been an increased supply of RPLs and NPLs available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second-lien residential mortgage loans has dramatically declined as lenders have increased their standards of creditworthiness in originating new loans and fewer homeowners may go into NPL status on their residential mortgage loans. Lenders may continue to rely on heightened credit standards, in light of the economic effects of the current global geopolitical climate or other crises. In addition, the prices at which both residential and SBC RPLs can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a smaller supply of RPLs in the marketplace. For these reasons, along with the continuing slow rate of general improvement in the economy, the supply of RPLs and NPLs that we may acquire may decline over time, which could materially and adversely affect us.

The SBC loans we expect to acquire will be subject to the ability of the commercial property owner to generate net income from operating the property as well as the increased risks of delinquency and foreclosure.

The ability of a commercial mortgage borrower to repay a SBC loan secured by an income-producing property, such as a multi-family residential and commercial mixed use retail/residential property, typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the SBC loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense, limit rents that may be charged, or that restrict eviction and replacement of nonpaying tenants, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances. In particular, the number of commercial property delinquencies and foreclosures has and is expected to continue to, significantly increase. In the event of the bankruptcy of a commercial mortgage loan borrower, the SBC loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the SBC loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a SBC loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed SBC loan.

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

Market conditions may affect our ability to securitize assets, which could increase our financing costs and adversely affect our results of operations and ability to make distributions.

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

In recent years, the asset-backed securitization markets have experienced unprecedented disruptions, and securitization volumes have decreased sharply due to, among other reasons, heightened inflation. These recent conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, a general tightening of credit and substantial regulatory uncertainty. If these conditions do not improve, they could increase our cost of funding, and could reduce or even eliminate our access to the securitization market. As a result, these conditions could preclude us from securitizing assets acquired for such purpose.

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

The frequency at which prepayments (including voluntary prepayments by borrowers, loan buyouts and liquidations due to defaults and foreclosures) occur on mortgage loans, including those underlying MBS, is affected by a variety of factors, including, home price appreciation, prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the mortgage loans and any related MBS. These faster or slower than expected payments may adversely affect our profitability, although the effects vary because upon prepayment we can receive 100% of the remaining UPB that we had purchased at a significant discount.

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

In January 2018, we acquired a 4.9% equity interest in the parent company of our Servicer which increased to 8.0% in May 2018 and then increased to 9.5% in 2023, and we also own warrants to purchase additional equity interests. The Servicer must comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreement, including CFPB mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act. These laws and regulations cover a wide range of topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information (privacy). The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in direct conflict with each other or with U.S. federal law. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. Material changes in these rules and regulations could increase our expenses under the Servicing Agreement. From time to time, the Servicer may be party to certain regulatory inquiries and proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely its reputation. The Servicer’s failure to comply with applicable laws and regulations could adversely affect our expenses and results of operations. If we were to determine to change servicers, there is no assurance that we could find servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms. The Servicer’s failure to comply with these laws and regulations could also indirectly result in damage to our reputation in the industry and adversely affect our ability to effect our business plan.

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

The Federal Reserve’s shift to tighten monetary policy has resulted in higher interest rates, including for Agency RMBS. These actions may decrease spreads on interest rates, reducing our net interest income. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, increases in interest rates may result in lower refinancing activity and therefore decreased the rate of prepayment on loans underlying our assets.

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

Security breaches and other cyber-security incidents could result in a loss of data, interruptions in our business, subject us to regulatory action and increased costs, each of which could have a material adverse effect on our business and results of operations

Our Manager oversees our cybersecurity. Like all companies, we have information technology that may be vulnerable to security breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, theft, terrorist attacks, malicious ransomware cyber-attacks, computer viruses, hackers and general technology failures. Security breaches and other cyber-security incidents could result in a loss of data, interruptions in our business, subject us to regulatory actions and increased costs, each of which could have a material adverse effect on our business and results of operations.

Cybersecurity may subject us to increased costs as we (i) continue to update our cybersecurity defenses in order to reflect the evolving risks, (ii) monitor our systems for cyber-attacks and security threats, and (iii) seek to determine the extent of our losses in the event of a cybersecurity breach. Additionally, the costs and losses associated with preventing cybersecurity breaches are difficult to predict and quantify and could a material adverse effect on our business and results of operations.

Furthermore, we have no control over the cybersecurity systems used by our third-party service providers, and such third-party service providers may have limited indemnification obligations to us. Any such breach could compromise these systems and networks and the data stored therein could be accessed, modified, publicly disclosed and/or lost or stolen. Any such incident could result in substantial remediation costs, legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, damage to our reputation and/or loss of competitive position. Further, we could be exposed to the risks of machine learning technology if such third parties, whether or not known to us, use machine learning technology in their business activities, exposing us to risks pertaining to data privacy, data protection, and intellectual property considerations.

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

In particular, the Dodd-Frank Act resulted in a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the TILA, and the RESPA, aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements. Unpredictable events, such as the current ongoing military conflicts, may create economic shocks, to which federal, state, and local governments respond with new borrower and tenant rights and protections. Certain federal and state regulators continue to consider proposals to apply regulatory prudential standards to nonbank servicers, which may impact how our service providers, including the Servicer, are regulated. In addition, the current presidential administration may focus supervision and enforcement tools more aggressively on residential mortgage lenders and servicers, which could result in increased regulatory scrutiny and potentially increased penalties assessed for determinations of non-compliance with applicable requirements.

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

Risks Related to Our Management and Our Relationship with Our Manager, the Servicer and Aspen

The declining financial condition of the Servicer may impact its ability to adequately perform its obligations under the Servicing Agreement. The failure of the Servicer to service our assets effectively would materially and adversely affect us.

Gregory recently informed us that its financial condition has declined significantly as a result of various factors including our loan sales and the other transactions described herein. Gregory expects to enter into a transaction to assign its servicing rights and obligations to a third-party servicer, subject to the receipt of necessary consents, in the near future. The new servicer would assume all of Gregory’s rights and obligations under agreements governing the servicing of loans in private securitizations and for us or our affiliates.

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

Conflicts between us and our Manager. Our Manager currently manages our business, investment activities and affairs pursuant to the Management Agreement. On February 26, 2024, we issued a notice to our Manager to terminate our existing Management Agreement. This agreement was not negotiated at arm’s length and, accordingly, could contain terms, including the basis of calculation of the amount of the fees payable to our Manager, that are less favorable to us than similar agreements negotiated with unaffiliated third parties. Furthermore, the calculation of our Manager’s incentive fee is based on, among other measures, the dividends declared by our Board of Directors. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of dividends at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

We own a 19.8% equity interest in our Manager and an 9.5% equity interest in the parent company of our Servicer through GA-TRS, with warrants to purchase an additional equity interest in GAFS. Flexpoint Great Ajax Holdings LLC (“Flexpoint REIT Investor”) an affiliate of an investment fund managed by Flexpoint Ford LLC is one of our larger investors and owns 26.6% of our shares of series A preferred stock as of December 31, 2023. Also, investors consisting of an investment fund for which Wellington Management Company LLP is the investment adviser and one or more other investment advisory clients of Wellington Management Company LLP (collectively, the “Wellington Investors”) owns 17.1% of our outstanding common stock as of December 31, 2023. In addition, Flexpoint REIT Investor and one of the Wellington Investors each own 26.7% of our Manager, and 9.0% of Great Ajax FS LLC (“GAFS”), the parent of the Servicer, with warrants to purchase an additional equity interest in GAFS. Mr. Mendelsohn controls 50% of the manager of Aspen, which owns a 26.7% investment in our Manager and a 73.8% interest in GAFS, and has certain economic and/or management rights with respect to approximately 9.2% of the interests in Aspen. Furthermore, each of our executive officers is an executive officer of our Manager or the Servicer or both and has interests in our relationship with them that may be different from the interests of our stockholders. In particular, these individuals, other than the Chief Financial Officer, have a direct interest in the financial success of our Manager or the Servicer, which may encourage these individuals to support strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and our Manager, our Servicer, Aspen or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence — Agreements with Anchor Investors.”

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

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We are organized as a holding company and we conduct our business primarily through wholly owned subsidiaries of our Operating Partnership. Neither we nor our Operating Partnership nor Great Ajax Funding is an investment company under Section 3(a)(1)(C). The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed 40% of the value of all our assets (excluding U.S. government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Our 19.8% equity interest in our Manager and our 9.5% equity interest in the parent company of our Servicer are held by GA-TRS, which is a special purpose subsidiary of our Operating Partnership, and GA-TRS may rely on Section 3(c)(1) or Section 3(c)(7) for its Investment Company Act exclusion and, therefore, our interest in such subsidiary would constitute an “investment security” for purposes of determining whether we pass the 40% test (see “Item 1. Business — Operating and Regulatory Structure — Investment Company Act Exclusion” for additional information regarding the 40% test).

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
•political and social unrest or instability and military conflicts;
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are an externally managed company and our day-to-day operations are managed by our Manager and our officers under the oversight of our board of directors. We are reliant on our Manger, identifying, assessing and managing material risks to our business from cybersecurity threats.

We maintain a comprehensive cybersecurity program, including policies and procedures designed to protect our systems, operations, and the data utilized and entrusted to it, including by us, from anticipated threats or hazards. The cybersecurity program is integrated into our enterprise-wide risk management system, illustrated by conducting planning exercises involving disaster recovery testing and designing and implementing systems to include backup and recoverability principles, protecting sensitive data through encryption techniques, hypothetical cybersecurity incidents to test its cyber incident response processes. Learnings from these exercises are reviewed, discussed, and incorporated into its cybersecurity framework as appropriate. We test our cybersecurity defenses through automated and manual scanning, to identify and remediate critical vulnerabilities. We examine our cybersecurity program every year, evaluating its effectiveness in part by considering industry standards and established frameworks and working in conjunction with external advisors in connection with our annual cybersecurity insurance renewals to ensure our program keeps paces with new threats.

We have not experienced a material cybersecurity breach and no risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. While we have implemented processes and procedures that we believe are tailored to address and mitigate the cybersecurity threats that our Company faces, there can be no assurances that such an incident will not occur despite our efforts, as more fully described in Item 1A. Risk Factors.

For a discussion of how risks from cybersecurity threats affect our business, and our reliance on our Manager managing these risks, see “Part 1. Item 1A. Risk Factors – Risks Related to Our Company – Security breaches and other cyber-security incidents could result in a loss of data, interruptions in our business, subject us to regulatory actions, increased costs, each of which could have a material adverse effect on our business and results of operations” in this Annual Report on Form 10-K.

Cybersecurity Governance

Our board of directors are responsible for understanding the primary risks to our business, including the risks relating to cybersecurity. Our board of directors are informed of such risks through the audit committee on a quarterly basis.

The Chief Technology Officer ("CTO") of our Manager, who holds 20 years of experience in information technology develops and advances the firm's cybersecurity and technology strategy. The CTO reviews our cybersecurity framework.

Our board of directors are responsible for understanding the primary risks to our business. The audit committee of our board of directors is responsible for reviewing our and our Manger’s IT security controls with management and evaluating the adequacy of our and our Manager’s IT security program, compliance and controls with management. The audit committee receives periodic updates on our cybersecurity programs at the Company, its Manager and its Servicer.

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

Holders

As of February 26, 2024, there were 242 common stockholders of record.

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

Performance Graph

The following graph shows the cumulative total shareholder return at market close on February 13, 2015 (the first day of trading of our common stock) through December 31, 2023 for (1) our common stock ("AJX"), (2) the Russell 2000 and (3) the FTSE NAREIT Mortgage REIT index (“FNMR”). The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on February 13, 2015, the first day on which our shares were listed on the NYSE, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100
February 13, 2015 - December 31, 2023
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2/13/2015
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
AJX
Russell 2000
FNMR

Unregistered Sales of Equity Securities

In private placement transactions in 2023 pursuant to Section 4(a)(2) of the Securities Act, we issued our five independent directors an aggregate of 13,020 shares of our common stock on May 8, 2023 in payment of part of their quarterly director fees for 2023 and 10,580 shares of our common stock on March 9, 2023 in payment of part of their quarterly director fees for the fourth quarter of 2022.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of (i) RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) NPLs, which are residential mortgage loans on which the most recent three payments have not been made. We may acquire RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures are structured as securitization trusts, of which we acquire debt securities and beneficial interests. We may also acquire or originate SBC loans. The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, we invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio, or, less frequently, through a direct acquisition. We own a 19.8% equity interest in our Manager and an 9.5% equity interest in the parent company of our Servicer through GA-TRS, a wholly owned subsidiary of the Operating Partnership. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

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

Our Operating Partnership, through interests in certain entities as of December 31, 2023, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of December 31, 2023, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E, which is a REMIC. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and we have determined that we are the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. Also, during the year ended December 31, 2023, GA-TRS received an additional 20,991 shares of Gaea common stock due to the termination of Gaea's management agreement, which increased our ownership. At December 31, 2023, we owned approximately 22.2% of total shares outstanding. We account for our investment in Gaea under the equity method.

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

Termination of the Merger Agreement

As we previously announced on October 20, 2023, we and Ellington Financial mutually terminated our merger agreement with Ellington Financial. The termination was approved by both companies’ boards of directors after careful consideration of the proposed merger and the progress made towards completing the transaction. In connection with the termination, Ellington Financial paid us $16.0 million, $5.0 million of which was paid in cash, and $11.0 million of which was paid in cash as consideration for approximately 1,666,666 shares of our common stock. The common stock was purchased at $6.60 per share. The purchase price was determined based on the merger exchange ratio. Ellington Financial holds approximately 6.1% of our stock. An affiliate of Ellington Financial’s external manager owned 273,983 shares of our common stock or 1.2% as of June 30, 2023. Ellington Financial remains one of our securitization joint venture partners.

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

New Strategic Transaction

On February 26, 2024, we entered into a strategic transaction with Rithm, a global asset manager focused on real estate, credit and financial services. For a full description of the transaction, see Item 1 — Business — Overview — New Strategic Transaction.

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of December 31, 2023 and 2022 ($ in millions):

	December 31, 2023	December 31, 2022
Residential RPLs	$822.1	$872.9
Residential NPLs	92.0	105.1
SBC loans	6.2	11.1
Real estate owned properties, net	3.8	6.3
Investments in securities available-for-sale	131.6	257.1
Investments in securities held-to-maturity	59.7	—
Investment in beneficial interests	104.2	134.6
Total mortgage related assets	$1,219.6	$1,387.1

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

In February, March, May and July 2023, the U.S. Federal Reserve (the "Fed") raised its benchmark federal-funds rate by a quarter of a percentage point for each month respectively, for a year to date increase of 1.00 point. The Fed signaled that further rate increases are possible over the course of the year in response to the elevated level of inflation in the United States. Although inflation has eased somewhat over the past few months, it is still unclear how much the Fed will further increase interest rates to bring inflation down to its 2.00% target. According to Freddie Mac, the 30-year fixed rate mortgage rate decreased to an average of 6.63% for the week of February 1, 2024, from 7.63% for the year earlier period.(1)

Ongoing disruption in the credit markets could result in margin calls from our financing counterparties and additional mark downs on our Investments in debt securities, beneficial interests and mortgage loans.

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
•borrowers that purchased or refinanced in 2020 and 2021 have record low interest rates and will be unlikely to trade up in the current interest rate environment leading to lower inventory for first time buyers and a small population of move up buyers; and
•the Dodd-Frank risk retention rules for asset backed securities have reduced the universe of participants in the securitization markets.

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

(1)Freddie Mac Primary Mortgage Market Survey, U.S. weekly averages as of February 1, 2024.

Factors That May Affect Our Operating Results

Acquisitions. Our operating results depend heavily on sourcing residential RPLs and SBC loans and, when attractive opportunities are identified, NPLs at attractive prices. We expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of loans not acquired typically constitutes a small portion of a particular portfolio. In any case where we do not acquire the full portfolio, we make appropriate adjustments to the applicable purchase price. Acquisitions of RPLs have generally been lower recently primarily due to reduced supply and unfavorable market conditions. In light of current market conditions and certain financial challenges, including the significant losses we have incurred to date and limited sources of financing, we do not expect to be in a position to make a significant number of new acquisitions in the near future.

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

Changes in Market Interest Rates. With respect to our business operations, increases in existing interest rates, in general, may over time cause: (1) the value of our mortgage loan and MBS portfolio to further decline; (2) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to higher interest rates; (3) impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms; (4) reduce the ability or desire of borrowers to refinance their loans; (5) mortgage related assets may become more illiquid during periods of interest rate volatility; (6) difficulties refinancing our securitizations and increases in the costs of our repurchase facility financings; (7) increase our financing costs as we seek to renew or replace borrowing facilities; and (8) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (a) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the accretion of our purchase discounts; (b) the value of our mortgage loan and MBS portfolio to increase; (c) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (d) the interest expense associated with our borrowings to decrease; and (e) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Based on our review of the key inputs and our methodology used, we believe our current allowance for credit losses is properly stated at December 31, 2023 and 2022.

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

Non-PCD Loans — While we generally acquire loans that have experienced deterioration in credit quality, we may also, from time to time, acquire loans that have not experienced a deterioration in credit quality and originate SBC loans.

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

NPLs are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent.

Mortgage Loans Held-for-sale

From time to time we will identify specific loans that we will sell. When the loans are identified and a plan to sell the loans are in place, we will reclassify the loans from Mortgage Loans held-for-investment, net to Mortgage loans held-for-sale, net. When a loan is designated as held-for-sale, it is held at the lower of amortized cost or fair value with any mark to market adjustment recorded on our consolidated statements of operations through other loss/income.

Investments in Securities

Our Investments in Securities Available-for-Sale ("AFS") and Investments in Securities Held-to-Maturity ("HTM") consist of investments in senior and subordinated notes issued by joint ventures which we form with third party institutional accredited investors. Investments in debt securities for which we do not have the positive intent and ability to hold to maturity are classified as AFS. Investments in debt securities for which we have the positive intent, ability, or is required to hold to maturity are classified as HTM.

We recognize income on the AFS debt securities using the effective interest method. Historically, the notes have been classified as AFS and are carried at fair value with changes in fair value reflected in our consolidated statements of comprehensive income. We mark our investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities are expected to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in our consolidated statements of operations.

On January 1, 2023, we transferred a carrying value of $83.0 million of investment securities from AFS to HTM due to sale restrictions pursuant to Article 6(1) of Regulation (EU) 2017/2402 of the European Parliament and of the Council (as amended, the “EU Securitization Regulation” and, together with applicable regulatory and implementing technical standards in relation thereto, the “EU Securitization Rules”). Pursuant to the terms of these debt securities, we must hold at least 5.01% of the nominal value of each class of securities offered or sold to investors (the EU Retained Interest) subject to the EU Securitization Rules. Under the EU Securitization Rules, we are prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed.

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

We account for our investments in securities HTM under CECL and carry them at amortized cost. Interest income is recognized using the effective interest method and is based upon us having a reasonable expectation of the amount and timing of the cash flows expected to be collected. Our expectation of the amount of undiscounted cash flows to be collected, and the corresponding need for an allowance for credit loss, is evaluated at the end of each calendar quarter and takes into consideration past events, current conditions, and supportable forecasts about the future. The net present value of changes in expected cash flows as compared to contractual amounts due, whether caused by timing or investment performance, is reported in the period in which it arises and is reflected as an increase or decrease in the allowance for credit loss to the extent an allowance for credit loss is recorded against the investments. If no allowance for credit loss is recorded against the investment, the increase in expected future cash flows is recognized prospectively as an increase in yield.

Risks inherent in our debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income and recovery of principal include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. We monitor the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, we assess the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. Additionally, slower prepayments can result in lower yields on our debt securities acquired at a discount.

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

Risks inherent in our beneficial interest portfolio include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. Additionally, lower than expected prepayments could reduce our yields on our beneficial interest portfolio. We monitor the credit quality of the mortgage loans underlying our beneficial interests on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, we assess the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluate whether and when it becomes probable that all amounts contractually due will not be collected.

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

Convertible Senior Notes

During 2017 and 2018, we completed the public offer and sale of our convertible senior notes due 2024 (the "2024 Notes"). At December 31, 2023 and 2022, the UPB of the debt was $103.5 million and $104.5 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, are subject to adjustment under certain circumstances.

Coupon interest on the 2024 Notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on our consolidated balance sheets as a reduction of the carrying value of the 2024 Notes, and are amortized to interest expense on an effective yield basis through April 30, 2023.. We assume the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because we believe such conversion will be in the economic interest of the holders. No sinking fund has been established for redemption of the principal.

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

Results of Operations

Key items for the year ended December 31, 2023 include:

•Interest income of $72.3 million; net interest income of $13.0 million
•Net loss attributable to common stockholders of $(49.3) million
•Operating loss of $(8.8) million
•Earnings per share ("EPS") per basic common share was a loss of $(2.01)
•Operating loss per basic common share of $(0.36)
•Taxable income of $0.01 per share attributable to common stockholders after payment of dividends on our preferred stock
•Book value per common share of $9.99 at December 31, 2023
•Formed two joint venture that acquired $325.3 million in UPB of mortgage loans with collateral values of $718.7 million and retained $57.9 million of varying classes of the related debt securities and beneficial interests issued by the joint venture to end the year with $295.4 million of investments in debt securities and beneficial interests
•Refinanced three joint ventures into one new joint ventures with $205.1 million in UPB of mortgage loans with collateral values of $497.4 million and retained $16.1 million of varying classes of related securities issued by the joint venture and sold a single debt security with a carrying value of $30.2 million to end the year with $295.4 million of investments in debt securities and beneficial interests
•Collected total cash of $163.0 million from loan payments, sales of REO and collections from investments in debt securities and beneficial interests
•Held $52.8 million of cash and cash equivalents at December 31, 2023; average daily cash balance was $50.6 million
•As of December 31, 2023, approximately 80.4% of portfolio based on acquisition UPB made at least 12 out of the last 12 payments

We generated a consolidated net loss attributable to common stockholders under GAAP for the year ended December 31, 2023 of $(49.3) million or $(2.01) per common share after preferred dividends, and Operating loss of $(8.8) million or $(0.36) per common share. Operating (loss)/income is a non-GAAP financial measure which adjusts GAAP earnings by removing gains and losses as well as certain other non-core income and expenses and preferred dividends. We consider Operating (loss)/income a useful measure for comparing the results of our ongoing operations over multiple years. Comparatively, our GAAP consolidated net loss and income attributable to common stockholders for the years ended December 31, 2022 and 2021 was $(28.7) million and $34.1 million, or $(1.24) and $1.48 per common share, respectively. Operating income during the years ended December 31, 2022 and 2021 was $17.7 million and $34.1 million, or $0.77 and $1.48 per common share, respectively.

At December 31, 2023, our book value decreased to $9.99 per common share from $13.00 at December 31, 2022, driven by the year-to-date net loss attributable to common stockholders of $49.3 million and dividends on our common stock of $18.4 million, partially offset by the sale of our common stock of $28.2 million, the effect of mark to market net gain adjustments of $6.7 million on our investments in debt securities AFS and amortization of $5.0 million of unrealized losses on our investments in debt securities AFS transferred to HTM.

Table 1: Results of Operations

	For the year ended December 31,
($ in thousands)	2023	2022	2021
INCOME
Interest income	$72,332	$82,582	$93,383
Interest expense	(59,286)	(43,632)	(36,742)
Net interest income	13,046	38,950	56,641
Net (increase)/decrease in the net present value of expected credit losses	(8,137)	8,026	18,223
Net interest income after the impact of changes in the net present value of expected credit losses	4,909	46,976	74,864
(Loss)/income from investment in affiliates, net	(1,308)	(1,218)	699
Loss on joint venture refinancing on beneficial interests	(11,024)	(6,115)	—
Other (loss)/income	(9,651)	(4,007)	2,385
Total (loss)/revenue, net	(17,074)	35,636	77,948
EXPENSE
Related party expense – loan servicing fees	7,269	7,960	7,433
Related party expense – management fee	7,769	8,326	9,116
Professional fees	3,157	2,052	2,940
Fair value adjustment on put option liability	4,491	11,143	9,462
Other expense	6,985	5,912	5,490
Total expense	29,671	35,393	34,441
Acceleration of put option settlement	—	12,344	—
(Gain)/loss on debt extinguishment	(31)	—	1,439
(Loss)/income before provision for income taxes	(46,714)	(12,101)	42,068
Provision for income taxes	243	2,835	293
Consolidated net (loss)/income	(46,957)	(14,936)	41,775
Less: consolidated net income/(loss) attributable to the non-controlling interest	114	75	(80)
Consolidated net (loss)/income attributable to the Company	(47,071)	(15,011)	41,855
Less: dividends on preferred stock	2,190	5,474	7,798
Less: discount on retirement of preferred stock	—	8,194	—
Consolidated net (loss)/income attributable to common stockholders	$(49,261)	$(28,679)	$34,057
Basic (loss)/earnings per common share	$(2.01)	$(1.24)	$1.48
Diluted (loss)/earnings per common share	$(2.01)	$(1.24)	$1.41

	For the year ended December 31,
($ in thousands)	2023	2022	2021
Reconciliation of consolidated net (loss)/income attributable to common stockholders to consolidated operating (loss)/income
Consolidated net (loss)/income attributable to common stockholders	$(49,261)	$(28,679)	$34,057
Dividends on preferred stock	(2,190)	(5,474)	(7,798)
Discount on retirement of preferred stock	—	(8,194)	—
Consolidated net (loss)/income attributable to the Company	(47,071)	(15,011)	41,855
Provision for income taxes	(243)	(2,835)	(293)
Consolidated net (income)/loss attributable to the non-controlling interest	(114)	(75)	80
(Loss)/income before provision for income taxes	(46,714)	(12,101)	42,068
Loss on joint venture refinancing on beneficial interests	(11,024)	(6,115)	—
Realized (loss)/gain on sale of securities	(3,347)	(4,775)	201
Net (increase)/decrease in the net present value of expected credit losses	(8,137)	8,026	18,223
Fair value adjustment on put option liability	(4,491)	(11,143)	(9,462)
Acceleration of put option settlement	—	(12,344)	—
Mark to market on mortgage loans held-for-sale, net	(8,559)	—	—
Other adjustments	(2,373)	(3,489)	(1,033)
Consolidated operating (loss)/income	$(8,783)	$17,739	$34,139
Basic operating (loss)/income per common share	$(0.36)	$0.77	$1.48
Diluted operating (loss)/income per common share	$(0.36)	$0.77	$1.42

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Our gross interest income excluding the impact of credit losses decreased to $72.3 million for the year ended December 31, 2023 from $82.6 million for the year ended 2022 and $93.4 million for the year ended 2021 primarily due to lower average balances of our mortgage loan and debt security portfolios.

Interest expense for the year ended December 31, 2023 increased to $59.3 million from $43.6 million for the year ended 2022 and increased from $36.7 million for the year ended 2021 due to increases in the effective interest rate on our borrowings on repurchase lines of credit.

Net interest income after recording the impact of changes in the net present value of expected credit losses decreased to $4.9 million for the year ended December 31, 2023 from $47.0 million for the year ended 2022 and decreased from $74.9 million for the year ended 2021 primarily as a result of a net $8.1 million impact of the net increase in the net present value of expected credit losses for the year ended December 31, 2023 compared to a $8.0 million decrease for the year ended 2022 and $18.2 million decrease for the year ended 2021. The main drivers of the decline in net interest income year over year are lower average balance of our loan portfolio, higher interest rates and reduced recoveries of our allowance for losses year over year. Additionally, for the year ended December 31, 2023, we recorded a reduction in the carrying value of our beneficial interest in the amount of $13.7 million based on lower expected loan sale prices on the redemption date. Loan prices have fallen as the duration of the portfolio extends as more loans are current and higher interest rates and reduced prepayments. Comparatively, of the $8.0 million for the year ended December 31, 2022, $8.1 million relates to our mortgage loan portfolio and $0.1 million to our investments in beneficial interests. Of the $18.2 million for the year ended December 31, 2021, $13.7 million relates to our mortgage loan portfolio and $4.6 million to our investments in beneficial interests.

During the year ended December 31, 2023, we collected $163.0 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $261.2 million and $318.5 million for the years ended December 31, 2022 and 2021, respectively.

The interest income detail for the years ended December 31, 2023, 2022 and 2021 is included in the table below ($ in thousands):

Table 2: Interest Income Detail

	For the year ended December 31,
	2023	2022	2021
Accretable yield recognized on RPL, NPL and SBC loans	$51,326	$59,971	$66,459
Interest income on debt securities	9,520	10,558	10,963
Accretable yield recognized on beneficial interests	8,036	10,785	15,540
Bank interest income	2,579	703	261
Other interest income	871	565	160
Interest income	$72,332	$82,582	$93,383
Net (increase)/decrease in the net present value of expected credit losses	(8,137)	8,026	18,223
Interest income after the impact of changes in the net present value of expected credit losses	$64,195	$90,608	$111,606

The average carrying balance of our mortgage loan portfolio decreased for the year ended December 31, 2023 versus the prior year of 2022 primarily due to lower acquisition combined with continued paydown of the loans. The average carrying balances of our debt securities and beneficial interests decreased for the year ended December 31, 2023 versus the prior year of 2022 as we did not invest in any new joint ventures with newly acquired loans. The average carrying balance of our debt outstanding decreased for the year ended December 31, 2023 versus the prior year of 2022 commensurate with the paydown of the related assets. The average carrying balances for our portfolio are included in the table below ($ in thousands):

Table 3: Average Balances

	For the year ended December 31,
	2023	2022
Average mortgage loan portfolio	$957,478	$1,033,907
Average carrying value of debt securities	$240,453	$327,387
Average carrying value of beneficial interests	$126,776	$133,121
Total average asset backed debt	$850,607	$1,016,804

Loss/Income from Equity Method Investments

We recorded a loss from our investments in affiliates of $1.3 million for the year ended December 31, 2023, a loss of $1.2 million for the year ended 2022 and income of $0.7 million for the year ended 2021. The 2023 loss is primarily a result of the impact of Gaea terminating its management agreement with Thetis Real Estate Management, in which our Manager held a 80.2% interest. The 2022 loss is primarily the impact of the flow through of the mark to market adjustment on shares of our stock held by our Manager and our Servicer. We account for our investments in our Manager and our Servicer using the equity method of accounting.

During the year ended December 31, 2023, we contributed an additional $0.7 million equity interest in Great Ajax FS LLC ("GAFS") to increase our total ownership of GAFS to $2.6 million. As of December 31, 2023, our ownership of GAFS is 9.5%.

During the year ended December 31, 2022, we invested an additional $6.1 million in Gaea to increase our total investment to $25.5 million. In addition to common stock, we received 371,103 warrants to purchase additional shares at $16.41 per share for a two year period following the date that the common stock commences trading on a trading market. Also, during the year ended December 31, 2023, GA-TRS received an additional 20,991 shares of Gaea common stock due to the termination of Gaea's management agreement, which increased our ownership. At December 31, 2023, we owned approximately 22.2% of Gaea.

Loss on Joint Venture Refinancing on Beneficial Interests

During the year ended December 31, 2023, we recorded a $11.0 million loss on joint venture refinancing on beneficial interests. Of the $11.0 million, $1.2 million that was recorded during the third quarter of 2023, was primarily due to recording the final sales price of the loans sold to Ajax Mortgage Loan Trusts 2023-B and 2023-C ("2023-B and -C"). During the second quarter of 2023, we recorded a $8.8 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment due to various joint ventures redeemed or partially paid down and the underlying loans being re-securitized to form 2023-B and -C, which closed during the third quarter of 2023. The remaining $1.0 million of the $11.0 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment occurred during the first quarter of 2023. The $1.0 million relates to the resecuritization of Ajax Mortgage Loan Trusts 2019-E, 2019-G and 2019-H ("2019-E, -G, -H") into Ajax Mortgage Loan Trust 2023-A ("2023-A"). Although we retained a proportionate investment in the securities issued by the new joint ventures, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the old joint ventures to the new joint ventures.

During the year ended December 31, 2022, we recorded a $6.1 million loss on joint venture refinancing. Of the $6.1 million loss, $2.1 million was due to the resecuritization of Ajax Mortgage Loan Trusts 2019-A and 2019-B ("2019-A and -B") into Ajax Mortgage Loan Trust 2022-B ("2022-B") during the second quarter of 2022. The remaining $4.0 million of the $6.1 million loss on joint venture refinancing occurred during the first quarter of 2022 when we recorded an other than temporary impairment for Ajax Mortgage Loan Trusts 2018-D and 2018-G ("2018-D and -G"), which became a realized loss in the second quarter of 2022, when the loans were resecuritized into Ajax Mortgage Loan Trust 2022-A. Although we retained a proportionate investment in the securities issued by the new joint ventures, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the old joint ventures to the new joint ventures.

Other Loss/Income

Other loss/income increased for the year ended December 31, 2023 by $5.6 million from 2022. The increase in Other loss/income was driven by a $8.6 million mark to market loss on mortgage loans held-for-sale. During the quarter ended December 31, 2023, we began actively marketing a pool of NPLs. Final bids were received in January 2024 and the loan sale is expected to close in February 2024. We recorded a mark to market loss equal to the difference between the expected sales price and our carrying value. We also recorded a $3.3 million loss on the disposition of debt securities driven by the sales of securities during the year. This was partially offset by an increase in the first quarter in late fee income. Other loss/income decreased for the year ended December 31, 2022 by $6.4 million from 2021, primarily due to a $4.8 million loss on the disposition of debt securities, primarily driven by the sale of securities and a lower of cost or market adjustment on our mortgage loan portfolio of $1.8 million due to extension of a portion of our loan portfolio as previously delinquent borrowers have become more consistent payers. A breakdown of Other income is provided in the table below ($ in thousands):

Table 4: Other (Loss)/Income

	For the year ended December 31,
	2023	2022(1)	2021(1)
Other gain/(loss)	$2,155	$(130)	$1,291
Net gain on sale of property held-for-sale	100	898	893
(Loss)/gain on sale of securities	(3,347)	(4,775)	201
Mark to market loss on mortgage loans held-for-sale, net	(8,559)	—	—
Total Other (loss)/income	$(9,651)	$(4,007)	$2,385

(1)Includes a reclass of Late fee income to Other gain/(loss).

Expenses

Total expenses for the year ended December 31, 2023 decreased from the year ended 2022 as a result of our put option expense. Our put option expense increased monthly as the liability accreted to its maximum redemption price. We redeemed a significant portion of the put option liability, along with the corresponding preferred stock, in 2022. Accordingly, the accretion was substantially lower post redemption. Similarly, total expenses for the year ended 2022 increased from 2021 as a result of the accretion on our put option liability and an increase in loan servicing fees as NPLs increased as a percentage of the total portfolio. These were partially offset by lower management fees in 2022 due to a reduction in stockholders' equity. A breakdown of our expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	For the year ended December 31,
	2023	2022	2021
Related party expense – management fee	$7,769	$8,326	$9,116
Related party expense – loan servicing fees	7,269	7,960	7,433
Other expense	6,985	5,912	5,490
Fair value adjustment on put option liability	4,491	11,143	9,462
Professional fees	3,157	2,052	2,940
Total expense	$29,671	$35,393	$34,441

Other Expense

Other expense for the year ended December 31, 2023 increased from the year ended 2022 primarily due to an increase in real estate operating expense as a result of higher impairment on our REO, taxes and regulatory expense and employee and service provider grants. Other expense for the year ended 2022 increased from 2021 primarily due to an increase in employee and service provider grants and travel, meals and entertainment, partially offset by lower non due diligence lien release. A breakdown of other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	For the year ended December 31,
	2023	2022	2021
Employee and service provider share grants	$1,347	$1,147	$900
Real estate operating expense	1,096	434	328
Insurance	1,019	941	964
Directors' fees and grants	902	750	746
Borrowing related expenses	625	714	727
Software licenses and amortization	534	444	407
Travel, meals, entertainment	505	467	193
Taxes and regulatory expense	476	351	368
Other expense	295	459	677
Internal audit services	186	205	180
Total Other expense	$6,985	$5,912	$5,490

Redemption of Put Option Liability and Preferred Stock

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock and 1,757,010 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. The repurchase is expected to save us approximately $5.6 million annually in preferred dividends. There was no repurchase of preferred stock during the years ended December 31, 2023 and 2021.

In connection with the retirement of the preferred stock in 2022, we retired 4,549,328 of the corresponding warrants. At issuance, we recorded the warrants as a put option liability due to the holder's ability to put the warrants back to the issuer for settlement in common shares or cash. The warrants had an initial exercise price of $10.00 per share and were historically out of money from issuance. In connection with the retirement of the warrants, we paid $35.0 million and accelerated the unaccreted value of the liability. Prospectively, the put option will accrue at a rate of 10.75% for the Series A Preferred Stock warrants and 13.00% for the Series B Preferred Stock warrants with no compounding. There were no repurchase of warrants during the year ended December 31, 2023 and 2021.

Loss on Debt Extinguishment

During the year ended December 31, 2023, we recorded a $31.0 thousand gain related to the repurchase of $1.0 million aggregate principal on our 2024 Notes. Comparatively, for years ended December 31, 2022 and 2021, we recorded zero and $1.4 million, respectively, related to the acceleration of deferred issuance costs for calling and re-securitizing our secured borrowings at a lower cost of funds.

Equity and Net Book Value per Share

Our net book value per common share was $9.99 and $13.00 at December 31, 2023 and 2022, respectively. The decrease in book value was primarily due to the year to date net loss attributable to common stockholders of $49.3 million and the dividends on our common stock of $18.4 million, partially offset by the recovery of mark to market losses of $6.7 million on our investments in debt securities AFS and the amortization of $5.0 million of unrealized losses on our investments in debt securities AFS transferred to HTM. We believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by taking equity at the balance sheet date (i) less preferred stock and non-controlling interest, (ii) adjusted for any addition for potential conversion of our 2024 Notes, divided by outstanding shares at the balance sheet date adjusted to include (i) unvested restricted stock earned but unissued and (ii) any share equivalents for our 2024 Notes or our put option liability as determined by the dilution requirements for our EPS calculation. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	As of December 31,
	2023	2022
Outstanding shares	27,460,161	23,130,956
Adjustments for(1):
Unvested grants of restricted stock and shares earned but not issued as of the date indicated(2)	—	10,580
Settlement of put option in shares(3)	—	—
Total adjusted shares outstanding	27,460,161	23,141,536

Equity at period end(1)	$310,895	$337,465
Adjustment for equity due to preferred shares	(34,554)	(34,554)
Net adjustment for equity due to non-controlling interests	(1,962)	(2,137)
Adjusted equity	$274,379	$300,774
Book value per share	$9.99	$13.00

(1)The conversion of convertible senior notes is not included in the book value calculation as of December 31, 2023 or 2022 as it has an anti-dilutive effect on our earnings per share calculation.
(2)There were no unvested grants of restricted stock and shares earned but not issued as of December 31, 2023 as the independent director fees will be settled 100% in cash.
(3)The settlement of the put option in shares is not included in the book value calculation as of December 31, 2023 or 2022 as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the years ended December 31, 2023 and 2022, we purchased $14.2 million and $10.1 million of RPLs with UPB of $17.3 million and $11.2 million, respectively, at 47.9% and 44.7% of property value, respectively, and 82.2% and 89.7% of UPB, respectively. For the years ended December 31, 2023 and 2022 we purchased $0.2 million and $1.3 million of NPLs with UPB of $0.2 million and $1.5 million, respectively, at 60.7% and 54.0% of the underlying property value, respectively, and 93.7% and 87.5% of UPB, respectively. For the years ended December 31, 2023 and 2022, we purchased no SBC loans. We ended the period with $920.3 million of net mortgage loans and aggregate UPB of $957.2 million as of December 31, 2023 and $1.0 billion for both our mortgage loans and aggregate UPB as of December 31, 2022.

The following table shows loan portfolio acquisitions for the years ended December 31, 2023 and 2022 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	For the year ended December 31,
	2023	2022
RPLs
Count	72	45
UPB	$17,325	$11,233
Purchase price	$14,237	$10,081
Purchase price % of UPB	82.2%	89.7%
NPLs
Count	1	8
UPB	$175	$1,524
Purchase price	$164	$1,333
Purchase price % of UPB	93.7%	87.5%

During the year ended December 31, 2023, 384 mortgage loans, representing 7.2% of our ending UPB, were liquidated. Comparatively, during the year ended 2022, 667 mortgage loans, representing 12.5% of our ending UPB, were liquidated. Our loan portfolio activity for the years ended December 31, 2023 and 2022 are presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	For the year ended December 31,
	2023		2022
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$989,084	$—	$1,080,434	$29,572
Mortgage loans acquired	14,401	—	11,414	—
Accretion recognized	51,325	—	59,971	—
Payments received on loans, net	(129,230)	—	(193,951)	—
Net reclassifications (to)/from mortgage loans held-for-sale, net	(64,277)	64,277	29,572	(29,572)
Mark to market on loans held-for-sale	—	(8,559)	—	—
Reclassifications to REO	(2,379)	—	(4,699)	—
Decrease in net present value of expected credit losses on mortgage loans and lower of cost or market adjustment	5,597	—	6,275	—
Other	30	—	68	—
Ending carrying value	$864,551	$55,718	$989,084	$—

Table 10: Portfolio Composition

As of December 31, 2023 and 2022, our portfolios consisted of the following ($ in thousands):

December 31, 2023(1)		December 31, 2022
No. of Loans	5,023	No. of Loans	5,331
Total UPB(2)	$957,175	Total UPB(2)	$1,027,511
Interest-Bearing Balance	$875,209	Interest-Bearing Balance	$939,115
Deferred Balance(3)	$81,966	Deferred Balance(3)	$88,396
Market Value of Collateral(4)	$2,115,857	Market Value of Collateral(4)	$2,186,776
Current Purchase Price/Total UPB	81.6%	Current Purchase Price/Total UPB	81.7%
Current Purchase Price/Market Value of Collateral	41.5%	Current Purchase Price/Market Value of Collateral	42.2%
Weighted Average Coupon	4.51%	Weighted Average Coupon	4.38%
Weighted Average LTV(5)	54.2%	Weighted Average LTV(5)	56.4%
Weighted Average Remaining Term (months)	288	Weighted Average Remaining Term (months)	293
No. of first liens	4,979	No. of first liens	5,282
No. of second liens	44	No. of second liens	49
RPLs	89.3%	RPLs	88.3%
NPLs	10.0%	NPLs	10.6%
SBC loans	0.7%	SBC loans	1.1%
No. of REO properties held-for-sale	20	No. of REO properties held-for-sale	39
Market Value of REO(6)	$4,592	Market Value of REO(6)	$7,437
Carrying value of debt securities and beneficial interests in trusts	$310,330	Carrying value of debt securities and beneficial interests in trusts	$417,262
Loans with 12 for 12 payments as an approximate percentage of acquisition UPB(7)	80.4%	Loans with 12 for 12 payments as an approximate percentage of acquisition UPB(7)	79.6%
Loans with 24 for 24 payments as an approximate percentage of acquisition UPB(8)	76.9%	Loans with 24 for 24 payments as an approximate percentage of acquisition UPB(8)	69.8%

(1)Includes 262 loans that were classified from Mortgage loans held-for investment, net to Mortgage loans held-for-sale, net with a total UPB of $64.2 million and a carrying value of $64.3 million.
(2)At December 31, 2023 and 2022, our loan portfolio consists of fixed rate (60% of UPB), ARM (6.4% of UPB) and Hybrid ARM (33.6% of UPB); and fixed rate (61.2% of UPB), ARM (6.8% of UPB) and Hybrid ARM (32.0% of UPB), respectively.
(3)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(4)As of the reporting date.
(5)UPB as of December 31, 2023 and 2022, divided by market value of collateral and weighted by the UPB of the loan.
(6)Market value of REO is based on net realizable value. Fair market value is determined based on appraisals, BPOs, or other market indicators of fair value including list price or contract price.
(7)Loans that have made at least 12 of the last 12 payments, or for which the full dollar amount to cover at least 12 payments has been made in the last 12 months.
(8)Loans that have made at least 24 of the last 24 payments, or for which the full dollar amount to cover at least 24 payments has been made in the last 24 months.

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of December 31, 2023 and 2022 ($ in thousands):

Portfolio at December 31, 2023

	Years of Origination(1)
	After 2008	2006 – 2008	2005 and prior
Number of loans	578	2,827	1,618
UPB	$123,340	$616,185	$217,650
Percent of mortgage loan portfolio by year of origination	12.9%	64.4%	22.7%
Loan Attributes:
Weighted average loan age (months)	129.5	203.1	242.2
Weighted average loan-to-value	54.5%	57.0%	46.1%
Delinquency Performance:
Current	59.0%	60.9%	61.5%
30 days delinquent	9.4%	12.0%	11.8%
60 days delinquent	—%	—%	0.5%
90+ days delinquent	21.6%	20.1%	20.5%
Foreclosure	10.0%	7.0%	5.7%

(1)Includes 262 loans that were classified from Mortgage loans held-for investment, net to Mortgage loans held-for-sale, net with a total UPB of $64.2 million and a carrying value of $64.3 million.

Portfolio at December 31, 2022

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

Table 12: Loans by State

The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof at December 31, 2023 and 2022 ($ in thousands):

December 31, 2023						December 31, 2022
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	678	$216,124	22.6%	$508,854	24.0%	CA	704	$226,963	22.1%	$525,595	24.0%
FL	792	159,018	16.6%	366,829	17.3%	FL	862	174,303	17.0%	376,233	17.2%
NY	344	101,946	10.7%	209,509	9.9%	NY	354	107,425	10.5%	216,384	9.9%
NJ	274	60,837	6.4%	115,635	5.5%	NJ	285	64,085	6.2%	111,284	5.1%

December 31, 2023						December 31, 2022
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
MD	198	47,391	5.0%	79,587	3.8%	MD	212	50,034	4.9%	84,185	3.8%
VA	171	35,359	3.7%	68,100	3.2%	VA	176	37,361	3.6%	67,647	3.1%
TX	318	31,445	3.3%	85,808	4.1%	TX	337	33,903	3.3%	90,805	4.2%
GA	264	30,719	3.2%	77,210	3.6%	GA	283	33,157	3.2%	80,103	3.7%
IL	182	29,826	3.1%	48,824	2.3%	IL	194	32,297	3.1%	50,732	2.3%
MA	136	27,266	2.8%	64,592	3.1%	MA	148	30,086	2.9%	67,160	3.1%
Other	1,666	217,244	22.6%	490,909	23.2%	Other	1,776	237,897	23.2%	516,648	23.6%
Total	5,023	$957,175	100.0%	$2,115,857	100.0%	Total	5,331	$1,027,511	100.0%	$2,186,776	100.0%

(1)As of the reporting date.

Table 13: Debt Securities and Trust Certificate Acquisitions

The following table shows our debt securities and trust certificate acquisitions for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the year ended December 31,
	2023	2022
Class A securities
UPB	$57,388	$102,252
Purchase price(1,2)	$53,004	$98,227
Purchase price % of UPB	92.4%	96.1%
Class M securities
UPB	$7,242	$8,120
Purchase price(1,2)	$5,054	$6,533
Purchase price % of UPB	69.8%	80.5%
Class B securities
UPB	$5,805	$14,951
Purchase price(1,2)	$4,281	$11,600
Purchase price % of UPB	73.7%	77.6%
Trust certificates
Purchase price(1,2)	$11,751	$14,206

(1)The securities were received in exchange for our investments in Ajax Mortgage Loan Trusts 2018-A, 2018-B, 2018-E, 2018-F, 2019-E, 2019-G, 2019-H and 2020-A and include cash and non-cash components for the year ended December 31, 2023.
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

We expect to incur significant losses from the sale of certain mortgage loans that we have identified and propose to sell in the near future. These include loans that are on our repurchase lines of credit, as well as loans included in Ajax Mortgage Loan Trust 2021-B and that in aggregate have a UPB of approximately $330.0 million and a carrying value of approximately $320.0 million. For each $100.0 million of loans sold, we anticipate that we may record a $10.0 million loss. Our decision to market these loans for sale was based on market uncertainty and the upcoming maturity of our convertible notes. Additionally, we entered into a term note agreement with NIC RMBS on February 26, 2024. See Note 16 — Subsequent Events.

We also may have difficulty accessing the capital markets on favorable terms or at all. Additionally, market events, including inflation and the related Federal Reserve bank actions, may still adversely impact our future operating cash flows due to the inability of some of our borrowers to make scheduled payments on time or at all, and through increased interest rates on secured borrowings and repurchase lines of credit. From time to time, we may invest with third parties and acquire interests in loans and other real estate assets through investments in joint ventures using special purpose entities that can result in investments AFS, investments held-to-maturity and investments in beneficial interests, which are included on our consolidated balance sheet.

As of December 31, 2023 and 2022, substantially all of our invested capital was in RPLs, NPLs, SBC loans, debt securities, and beneficial interests. We also held approximately $52.8 million of cash and cash equivalents, an increase of $5.0 million from our balance of $47.8 million at December 31, 2022, which was a decrease of $36.6 million from our balance of $84.4 million at 2021. Our average daily cash balance during the year ended December 31, 2023 was $50.6 million, a decrease from our average daily cash balance of $60.9 million during the year ended 2022 and a decrease from our average daily cash balance of $99.1 million during the year ended 2021.

Annual Operating, Investing and Financing Cash Flows

Our operating cash outflows for the year ended December 31, 2023 were $46.5 million. Our operating cash inflows/(outflows) for the year ended December 31, 2022 and 2021 were $1.1 million and $(18.2) million, respectively. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $43.5 million, $46.6 million and $47.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Non-cash interest income accretion on our mortgage loans was $8.1 million, $13.8 million and $19.5 million for the years ended December 31, 2023, 2022 and 2021 respectively. Discount accretion on beneficial interests was $8.0 million, $10.8 million and $16.0 million during the years ended December 31, 2023, 2022 and 2021, respectively. Interest income and discount accretion on debt securities was $9.5 million, $10.6 million and $11.0 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

For the year ended December 31, 2023, our investing cash inflows of $172.8 million were driven by proceeds from principal payments on and payoffs of our mortgage loan portfolio of $85.7 million and principal and interest collections on our securities of $79.5 million and refinancing and sale of our debt securities and beneficial interests of $61.7 million, partially offset by the purchase of securities of $74.3 million, acquisitions of mortgage loans of $14.4 million and a $0.7 million investment in our Servicer. For the year ended December 31, 2022, our investing cash inflows of $223.1 million were driven by proceeds from principal payments on and payoffs of our mortgage loan portfolio of $147.3 million and principal and interest collections on our securities of $68.2 million and refinancing and sale of our debt securities and beneficial interests of $147.9 million, partially offset by the purchase of securities of $129.1 million, acquisitions of mortgage loans of $11.4 million and a $6.1 million purchase of additional shares in Gaea. For the year ended December 31, 2021, our investing cash outflows of $50.2 million were driven by acquisition of mortgage loans of $286.2 million, SBC loans of $20.7 million, and securities and beneficial interests of $341.8 million, partially offset by principal paydowns on and payoffs of mortgage loans of $218.8 million, proceeds from the sale of mortgage loans of $126.0 million, proceeds from the refinancing and sale of our debt securities and beneficial interests of $90.2 million and principal and interest collections from our debt securities and beneficial interests of $155.2 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and debt securities. We fund our mortgage loan pools primarily through secured borrowings and repurchase agreements and we fund our debt securities primarily through repurchase agreements. For the year ended December 31, 2023, we had net financing cash outflows of $121.4 million primarily driven by repayments of $134.9 million on repurchase transactions, pay downs of $57.5 million on our secured borrowings and $20.6 million of dividends on our common and preferred stock, partially offset by additional borrowing through repurchase transactions of $64.8 million and common stock offerings of $28.2 million. For the year ended December 31, 2022, we had net financing cash outflows of $260.8 million primarily driven by repayments of $284.1 million on repurchase transactions and pay downs of existing debt obligations of $111.0 million on secured borrowings, the repurchase of our preferred stock and warrants in the amount of $125.0 million, and dividends on our common and preferred stock of $29.9 million, partially offset by additional borrowing through repurchase transactions of $183.9 million and the issuance of $108.9 million of senior unsecured notes, the proceeds of which were primarily used to repurchase our preferred stock and warrants. For the year ended December 31, 2021, we had net financing cash inflows of $45.7 million due to the borrowings through repurchase transactions of $560.6 million and secured borrowings of $391.0 million, partially offset by repayments of $435.7 million on repurchase transactions, pay downs of $393.0 million on secured borrowings and common and preferred dividends of $28.8 million.

Financing Activities — Equity Offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of December 31, 2023, we held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of our shares previously held by our Manager, 361,912 shares received through our Servicer and 525,039 shares acquired through open market purchases. As of December 31, 2022, we held 1,031,609 shares of treasury stock consisting of 144,658 shares received through distributions of our shares previously held by our Manager, 361,912 shares received through our Servicer and 525,039 shares acquired through open market purchases.

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock and 1,757,010 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing discounts of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of discount during the year ended December 31, 2022. There were no repurchases of preferred stock during the years ended December 31, 2023 and 2021. The repurchase is expected to reduce preferred dividends by $5.6 million annually. Also, during the year ended December 31, 2022, we repurchased and retired 4,549,328 of our outstanding warrants for $35.0 million, resulting in the acceleration of $12.3 million of accretion expense, which will result in less accretion expense in future periods. There were no repurchases of warrants during the years ended December 31, 2023 and 2021.

During the year ended December 31, 2023, we sold 2,621,742 shares of common stock for proceeds, net of issuance costs of $17.2 million under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. Comparatively, during the year ended December 31, 2022, we sold 613,337 shares of common stock for proceeds, net of issuance costs of $4.8 million under our At the Market program. During the year ended December 31, 2021, we sold 24,951 shares of common stock for proceeds, net of issuance costs of $0.3 million under our At the Market program. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings, 2024 Notes and 2027 Notes

Secured Borrowings

From our inception (January 30, 2014) to December 31, 2023, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See "Table 18: Investments in Joint Ventures"), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at December 31, 2023. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the securitizations trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinated notes and the applicable trust certificates from one non-rated secured borrowing outstanding at December 31, 2023.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allows us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at December 31, 2023. Our rated secured borrowings are designated in the table below.

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

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at December 31, 2023 at their respective cutoff dates:

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

2024 Notes (Convertible Senior Notes)

During 2017 and 2018, we completed the public offer and sale of our 2024 Notes, in three separate offerings which form a single series of fungible securities. At December 31, 2023 and 2022, the UPB of the debt was $103.5 million and $104.5 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. (See "Critical Accounting Policies" above.)

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

The following table presents summarized financial information for the Guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Table 15: Summary of Issuer and Guarantor Financial Statements

	December 31, 2023	December 31, 2022
Total assets	$382,962	$455,096

Borrowings under repurchase transactions	158,741	206,872
Convertible senior notes and notes payable, net	210,360	210,302
Other liabilities	44,931	46,401
Total liabilities	414,032	463,575

Total equity (deficit)	(31,070)	(8,479)
Total liabilities and equity	$382,962	$455,096

For the year ended
December 31, 2023
Total loss on revenue, net	$(17,839)

Management fees and loan servicing fees	6,491
Other expenses	13,173
Consolidated loss attributable to the Company	(37,503)
Less: dividends on preferred stock	2,190
Consolidated net loss attributable to common stockholders	$(39,693)

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans, which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $150.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month SOFR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 75% and 90% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have four repurchase facilities, as of December 31, 2023, substantially similar to the mortgage loan repurchase facilities where the pledged assets are bonds retained from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at December 31, 2023 and 2022 is as follows ($ in thousands):

Table 16: Repurchase Transactions by Maturity Date

	December 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$70,095	$101,041	7.03%
A Bonds	January 3, 2024	10,850	15,572	6.90%
	January 19, 2024	21,762	28,503	6.79%
	May 3, 2024	9,628	12,329	6.87%
	May 22, 2024	2,134	3,358	6.97%

	December 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
B Bonds	January 26, 2024	3,027	4,998		7.68%
	March 13, 2024	13,398	20,121		7.13%
	May 3, 2024	3,608	6,185		7.70%
	May 22, 2024	4,312	7,565		7.57%
M Bonds	May 3, 2024	281	499		7.05%
	May 22, 2024	1,095	1,911		7.17%
Nomura - bonds(1)		$68,623	$98,448		6.98%
A Bonds	January 26, 2024	35,184	47,149		7.02%
	February 15, 2024	5,079	7,449		6.93%
	March 28, 2024	17,019	23,238		6.74%
	January 26, 2024	1,024	1,761		7.31%
B Bonds	February 15, 2024	3,002	5,149		7.33%
	March 28, 2024	3,900	6,413		7.30%
M Bonds	January 26, 2024	2,307	5,177		7.30%
	March 28, 2024	1,108	2,112		6.90%
JP Morgan - bonds(1)		$33,564	$53,978		6.90%
A Bonds	February 28, 2024	9,632	12,633		6.73%
B Bonds	February 28, 2024	6,598	11,140		7.13%
M Bonds	January 4, 2024	13,541	22,813		6.82%
M Bonds	January 22, 2024	3,290	6,497		7.23%
	February 28, 2024	503	895		7.03%
Nomura - loans(2)	October 5, 2024	$193,060	$277,632		7.79%
JP Morgan - loans(3)	July 10, 2024	$10,403	$14,656		8.38%
Totals/weighted averages		$375,745	$545,755	(4)	7.44%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2023.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2023 was $400.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2023 was $150.0 million.
(4)Includes $42.8 million of bonds that are consolidated on our balance sheet for GAAP as of December 31, 2023.

	December 31, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$126,458	$181,667	6.10%
A Bonds	January 3, 2023	12,345	18,399	5.33%
	January 20, 2023	47,591	64,692	5.76%
	April 26, 2023	27,655	37,216	6.60%
	May 3, 2023	11,879	15,535	5.97%
	May 22, 2023	2,107	3,421	6.17%
B Bonds	March 13, 2023	12,639	20,755	6.45%
	April 26, 2023	2,943	5,174	7.00%
	May 3, 2023	3,627	6,405	6.77%
	May 22, 2023	4,306	7,606	6.77%
M Bonds	May 3, 2023	292	521	6.12%
	May 22, 2023	1,074	1,943	6.37%
Nomura - bonds(1)		$35,742	$55,303	6.02%
A Bonds	January 12, 2023	3,910	5,458	5.32%

	December 31, 2022
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	February 14, 2023	6,481	9,818		5.81%
	February 24, 2023	3,795	5,178		6.05%
	March 23, 2023	11,186	17,202		6.08%
B Bonds	February 14, 2023	5,619	9,542		6.24%
	February 24, 2023	1,054	1,689		6.45%
	March 23, 2023	3,697	6,416		6.48%
Goldman Sachs - bonds(1)		$3,102	$4,044		5.58%
A Bonds	January 13, 2023	3,102	4,044		5.58%
JP Morgan - bonds(1)		$56,656	$82,071		5.59%
A Bonds	March 7, 2023	11,103	14,836		5.62%
	March 24, 2023	22,131	30,215		5.41%
B Bonds	February 3, 2023	7,846	13,583		5.86%
M Bonds	March 7, 2023	490	893		5.85%
	April 11, 2023	15,086	22,544		5.70%
Nomura - loans(2)	October 5, 2023	$212,147	$292,415		6.65%
JP Morgan - loans(3)	July 10, 2023	$11,750	$17,839		6.90%
Totals/weighted averages		$445,855	$633,339	(4)	6.31%

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

As of December 31, 2023, we had $375.7 million outstanding under our repurchase transactions compared to $445.9 million as of December 31, 2022. The maximum month-end balance outstanding during the year ended December 31, 2023 was $447.3 million, compared to a maximum month-end balance for the year ended 2022 of $548.9 million. The following table presents certain details of our repurchase transactions for the years ended December 31, 2023 and 2022 ($ in thousands):

Table 17: Repurchase Balances

	For the year ended December 31,
	2023	2022
Balance at the end of year	$375,745	$445,855
Maximum month-end balance outstanding during the year	$447,344	$548,876
Average balance	$406,010	$497,687

The decrease in our average balance from $497.7 million for the year ended December 31, 2022 to $406.0 million for the year ended December 31, 2023 as a result of paydowns and asset sales.

As of December 31, 2023 and 2022, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, put option liability, 2024 Notes and 2027 Notes.

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

On February 26, 2024, our Board of Directors declared a dividend of $0.10 per share, to be paid on March 29, 2024 to stockholders of record as of March 15, 2024. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock paid out of our taxable income plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock paid out of our taxable income, plus the increase in our book value, taken together exceeds 8% (on an annualized basis) of our stock’s book value at the end of the year. During the years ended December 31, 2023 and 2021, we recorded no incentive fee payable to the Manager. Comparatively, during the year ended December 31, 2022 we recorded incentive fees payable to the Manager of $0.3 million. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT.

Our most recently declared quarterly dividend represents a payment of approximately 4.00% on an annualized basis of our book value of $9.99 per share at December 31, 2023. If our taxable income increases, we could exceed the threshold for paying an incentive fee to our Manager, and thereby trigger such payments. See Note 10 — Related Party Transactions.

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

On January 1, 2023, we transferred a carrying value of $83.0 million of investment securities from AFS to HTM due to sale restrictions pursuant to Article 6(1) of Regulation (EU) 2017/2402 of the European Parliament and of the Council (as amended, the “EU Securitization Regulation” and, together with applicable regulatory and implementing technical standards in relation thereto, the “EU Securitization Rules”). Pursuant to the terms of these debt securities, we must hold at least 5.01% of the nominal value of each class of securities offered or sold to investors (the "EU Retained Interest") subject to the EU Securitization Rules. Under the EU Securitization Rules, we are prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed. The EU risk retention component of our investments in securities is classified as HTM on our consolidated balance sheets.

A summary of our investments in debt securities AFS and HTM issued by joint ventures is presented below ($ in thousands):

				Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2020-C/ September 2020	Class A notes due 2060	$339,365	2.25%	10.01%	$33,970	$360	(4)

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
	Class B notes due 2060	$21,754	5.00%		10.01%		$2,178	$2,178	(4)

Ajax Mortgage Loan Trust 2020-D/ September 2020	Class A notes due 2060	$330,721	2.25%		10.01%		$33,105	$3,720	(4)
	Class B notes due 2060	$30,867	5.00%		10.01%		$3,090	$3,090	(4)

Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%		$9,753	$4,881	(4)
	Class B notes due 2061	$18,170	3.72%		31.90%		$5,796	$5,796	(4)

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%		$13,288	$7,168	(4)
	Class B notes due 2060	$25,529	4.00%		20.00%		$5,106	$5,106	(4)

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(2)	10.01%		$43,119	$31,811	(4)
	Class M notes due 2060	$19,415	2.94%		10.01%		$1,943	$1,943	(4)
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%		$3,835	$3,835	(4)
	Class B-3 notes due 2060	$29,253	3.73%		19.57%		$5,725	$5,725	(4)

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		5.01%		$23,852	$15,125	(4)
	Class B notes due 2061	$49,463	3.75%		12.60%		$6,232	$6,232	(4)

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%		$23,056	$14,386	(4)
	Class B notes due 2061	$32,995	3.75%		20.00%		$6,599	$6,413	(4)

2021-NPL 1/ November 2021	Class B notes due 2051	$23,088	4.63%		16.33%		$3,771	$3,771

Ajax Mortgage Loan Trust 2022-A/ April 2022	Class A notes due 2061	$154,921	3.47%	(2)	6.24%	(3)	$9,664	$7,775
	Class M notes due 2061	$21,762	3.00%		23.28%		$5,066	$5,066

Ajax Mortgage Loan Trust 2022-B/ June 2022	Class A notes due 2062	$169,924	3.47%	(2)	5.70%	(3)	$9,692	$7,963

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
	Class M notes due 2062	$17,776	3.00%		17.18%		$3,054	$3,054

2022-RPL 1/ October 2022	Class B notes due 2028	$29,364	4.25%		17.50%		$5,139	$5,139

Ajax Mortgage Loan Trust 2023-A/ February 2023	Class A notes due 2062	$163,741	3.46%	(2)	5.89%	(3)	$9,644	$8,851
	Class M notes due 2062	$10,561	2.50%		20.00%		$2,112	$2,112
	Class B notes due 2062	$20,506	2.50%		20.00%		$4,101	$4,101

Ajax Mortgage Loan Trust 2023-B/ July 2023	Class A notes due 2062	$91,312	4.25%		20.00%		$18,262	$16,545
	Class B notes due 2062	$8,522	4.25%		20.00%		$1,704	$1,704

Ajax Mortgage Loan Trust 2023-C/ July 2023	Class A notes due 2063	$147,386	3.45%	(2)	20.00%	(3)	$29,477	$28,038
	Class M notes due 2063	$25,650	2.50%		20.00%		$5,130	$5,130

(1)Ajax Mortgage Loan Trust 2021-E was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust made an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)Weighted average of Class A notes.
(3)Weighted average ownership of Class A notes.
(4)Total principal includes 5.01% EU risk retention component classified as investments in securities HTM on our consolidated balance sheets.

A summary of our investments in beneficial interests issued by joint ventures is presented below ($ in thousands):

		Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-B/ June 2018	$28,447	20.00%	$5,689	$2,122

Ajax Mortgage Loan Trust 2018-D/ September 2018	$20,166	20.00%	$4,033	$790

Ajax Mortgage Loan Trust 2018-F/ December 2018	$43,201	20.00%	$8,640	$3,641

Ajax Mortgage Loan Trust 2019-E/ September 2019	$43,464	20.00%	$8,693	$2,295

Ajax Mortgage Loan Trust 2019-G/ December 2019	$33,941	20.00%	$6,788	$2,285

Ajax Mortgage Loan Trust 2020-A/ March 2020	$59,852	20.00%	$11,970	$5,297

Ajax Mortgage Loan Trust 2020-C/ September 2020	$73,964	10.01%	$7,404		$7,393

Ajax Mortgage Loan Trust 2020-D/ September 2020	$79,373	10.01%	$7,945		$7,934

Ajax Mortgage Loan Trust 2021-C/ April 2021	$46,722	31.90%	$14,904		$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	$38,293	20.00%	$7,659		$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	$518,357	19.57%	$101,471	(2)	$1,271

Ajax Mortgage Loan Trust 2021-F/ June 2021	$92,743	12.60%	$11,686		$11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	$61,864	20.00%	$12,373		$11,630

2021-NPL 1/ November 2021	$52,773	16.33%	$8,620		$8,575

Ajax Mortgage Loan Trust 2022-A/ April 2022(3)	$38,784	23.28%	$9,029		$8,557

Ajax Mortgage Loan Trust 2022-B/ June 2022(4)	$33,125	17.18%	$5,691		$5,352

2022-RPL 1/ October 2022	$55,326	17.50%	$9,682		$9,308

Ajax Mortgage Loan Trust 2023-A/ February 2023	$10,254	20.00%	$2,051		$1,956

Ajax Mortgage Loan Trust 2023-B/ July 2023	$29,274	20.00%	$5,855		$5,398

Ajax Mortgage Loan Trust 2023-C/ July 2023	$30,537	20.00%	$6,107		$6,009

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

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At December 31, 2023 and 2022, our repurchase obligations totaled $375.7 million and $445.9 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above.)

Our 2024 Notes had outstanding principal balances of $103.5 million and $104.5 million at December 31, 2023 and 2022, respectively. The 2024 Notes will mature on April 30, 2024 unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of our common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. (See “Critical Accounting Policies” above.)

Our 2027 Notes had an outstanding principal balance of $110.0 million at both December 31, 2023 and 2022. The 2027 Notes will mature on September 1, 2027. (See "Critical Accounting Policies" above.)

Our accrued interest expense associated with our repurchase obligations at December 31, 2023 and 2022, was $2.3 million and $2.3 million, respectively. Our interest expense expected to be paid on our 2024 Notes at December 31, 2023 and 2022, was $4.1 million and $11.7 million, respectively. Our interest expense expected to be paid on our 2027 Notes at December 31, 2023 and 2022, was $39.1 million and $49.0 million, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of a financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest and we concurrently receive back our pledged collateral from the lender. Interest expense on our 2024 Notes is paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Interest expense on our 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023.

We have two series of five-year warrants outstanding which allow the holders to purchase an aggregate of 1,950,672 shares of our common stock at an exercise price of $10.00 per share. Each series of warrants includes a put option that allows the holder to sell the warrants back to us at a specified put price on or after July 6, 2023. We believe the most economically beneficial result for the holders will be to exercise the put, which we expect to settle for $16.6 million.

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

Subsequent Events

On February 26, 2024, our Board declared a dividend of $0.10 per share, to be paid on March 29, 2024 to stockholders of record as of March 15, 2024.

In late February 2024, we identified mortgage loans that we proposed to market for sale. These include loans that are on our repurchase lines of credit, as well as loans included in Ajax Mortgage Loan Trust 2021-B and that in aggregate have a UPB of approximately $330.0 million and a carrying value of approximately $320.0 million. We anticipate that we will record a loss in connection with any loans we ultimately sell; any such loss would likely be recorded and reflected in our March 31, 2024 financial statements. For each $100.0 million of loans sold, we anticipate that we may record a $10.0 million loss. Our decision to market these loans for sale was based on market uncertainty and the upcoming maturity of our convertible notes.

On February 26, 2024, we announced the entry into a strategic transaction with Rithm. We will be moving forward promptly with an annual/special stockholders' meeting as previously disclosed.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, the Company’s management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting at December 31, 2023 has been audited by Moss Adams LLP. Their attestation report on internal control over financial reporting appears in Part IV, Item 15 and expressed an unqualified opinion. Moss Adams LLP has also audited the consolidated financial statements as of and for the year ended December 31, 2023 and their report expressed an unqualified opinion on those consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2024 annual/special stockholders’ meeting.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2024 annual/special stockholders’ meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2024 annual/special stockholders’ meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2024 annual/special stockholders’ meeting.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2024 annual/special stockholders’ meeting.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
3.3*	Amended and Restated Bylaws, amended and restated as of June 30, 2023.
3.4	Articles Supplementary dated as of April 6, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on April 7, 2020 (File no. 001-36844)).
3.5	Articles Supplementary dated as of May 7, 2020 (incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
3.6	Articles of Amendment to Articles Supplementary dated as of May 7, 2020 (incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
4.1
Indenture, dated as of April 19, 2017, by and between the Registrant and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on April 19, 2017 (File No.:001-36844)).

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
10.15	Securities Purchase Agreement dated as of May 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
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

10.18
Employment agreement with Mary Doyle, Great Ajax Corp. Chief Financial Officer, dated March 4, 2022 (incorporated by reference to Exhibit 10.18 to the Company's report on Form 10-K filed on March 3, 2023 (File No.:001-36844)).

10.19
First Amendment to the Third Amended and Restated Management Agreement, dated March 1, 2023, by and among Great Ajax Corporation, Great Ajax Operating Partnership, LP and Thetis Asset Management LLC (incorporated by reference to Exhibit 10.19 to the Company's report on Form 10-K filed on March 3, 2023 (File No.:001-36844)).

10.20
Termination Agreement, dated as of October 20, 2023, by and between Great Ajax Corp. and Ellington Financial Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 20, 2023).

10.21
Securities Purchase Agreement by and between Great Ajax Corp. and Ellington Financial Inc. dated October 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 20, 2023).

10.22***	Credit Agreement, dated February 26, 2024, by and among the Company and NIC RMBS LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2024).
10.23
Form of Termination and Release Agreement, by and among the Company, Great Ajax Operating Partnership LP and Thetis Asset Management LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 26, 2024).

10.24
Form of Management Agreement to be entered with by and among the Company, Great Ajax Operating Partnership LP and RCM GA Manager LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 26, 2024).

10.25	Form of Warrant Agreement by and between the Company and Equiniti Trust Company (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 26, 2024).
10.26
Securities Purchase Agreement, dated February 26, 2024, by and among the Company, Great Ajax Operating Partnership LP, Thetis Asset Management LLC and Rithm Capital Corp. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 26, 2024).

10.27	Form of Registration Rights Agreement by and among the Company and Rithm Capital Corp. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed February 26, 2024).
10.28***
Form Exchange Agreement, dated February 26, 2024, by and among the Company, Great Ajax Operating Partnership LP, Thetis Asset Management LLC and the Exchanging Investors named therein (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed February 26, 2024).

10.29***
Form of Support Agreement, dated February 26, 2024, by and among the Company and certain stockholders (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed February 26, 2024).

21.1*	List of subsidiaries.
23.1*	Consent of Moss Adams LLP.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy of Great Ajax Corp.
97.2*	Clawback Policy of Great Ajax Operating Partnership L.P.
101.INS**	Inline XBRL Instance Document

Exhibit Number	Exhibit Description
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
*** Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(b) Exhibits.
See Item 15(a)(3) above.
(c) Financial Statement Schedule
Schedule IV — Mortgage Loans on Real Estate.
All other financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2024.

GREAT AJAX CORP.
By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Mendelsohn	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Lawrence Mendelsohn

/s/ Mary Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024
Mary Doyle

/s/ Steven L. Begleiter	Director	February 28, 2024
Steven L. Begleiter

/s/ John Condas	Director	February 28, 2024
John Condas

/s/ Paul Friedman	Director	February 28, 2024
Paul Friedman

/s/ Mary Haggerty	Director	February 28, 2024
Mary Haggerty

/s/ Jonathan Bradford Handley, Jr.	Director	February 28, 2024
Jonathan Bradford Handley, Jr.

/s/ J. Kirk Ogren, Jr.	Director	February 28, 2024
J. Kirk Ogren, Jr.

/s/ Russell Schaub	President and Director	February 28, 2024
Russell Schaub

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Great Ajax Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Great Ajax Corp. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss)/income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2023, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Mortgage Loans Held-for-Investment, Net and Interest Income on Loans

As disclosed in Notes 2 and 3 to the consolidated financial statements, the balance of the Company’s mortgage loans held-for-investment, net as of December 31, 2023 was $864.6 million. A significant portion of these loans are acquired loans, which have suffered deterioration in credit quality subsequent to origination and therefore are accounted for as purchased credit deteriorated loans ("PCD loans"). Mortgage loans held-for-investment, net, are carried at an amount representing the present value of the Company’s expected future cash flows, net of an allowance for credit losses.

The amount the Company expects to collect over the life of the mortgage loans is based on the Company’s proprietary cash flow model (“model”), updated on a quarterly basis. The model calculates an accretable yield, which is recorded as interest income using the effective interest method. For the year ended December 31, 2023, the interest income recognized on mortgage loans was $51.3 million. An allowance for credit losses on mortgage loans represents the net present value of the difference between the contractual cash flows of the underlying loans and the expected cash flows determined based on the model. As of December 31, 2023, the allowance for credit losses on loans was $3.4 million.

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

Investments in Beneficial Interests and Interest Income on Beneficial Interests

As disclosed in Notes 2 and 5 to the consolidated financial statements, the Company’s investments in beneficial interests consist of investments in the trust certificates issued by joint ventures which the Company forms with third party investors. The trust certificates are net of residual interest issued by Company sponsored securitization trusts, which are determined to be variable interest entities (“VIE”). Management has determined the Company is not the primary beneficiary of these VIEs and therefore does not consolidate such entities. The Company’s net investments in beneficial interests as of December 31, 2023 was $104.2 million. The same model discussed above in mortgage loans and interest income on loans is utilized to estimate expected cash flows to be collected on the underlying pools of mortgage loans held by the securitization trusts.

As discussed above, the amount the Company expects to collect over the life of the investments in beneficial interests is based on the Company’s model, updated on a quarterly basis. The model calculates an accretable yield which is recorded as interest income using the effective interest method. For the year ended December 31, 2023, the interest income recognized on investments in beneficial interests was $8.0 million. An allowance for credit losses on investments in beneficial interest represents the net present value of the difference between the contractual cash flows of the underlying mortgage loans and the expected cash flows determined based on the model. As of December 31, 2023, the allowance for credit losses on investments in beneficial interests was $6.9 million.

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

Evaluation of Variable Interest Entities for Consolidation

As disclosed in Notes 2 and 9 to the consolidated financial statements, the Company enters into various types of transactions with special purpose entities, which have primarily consisted of trusts established for the Company’s secured borrowings, investments in debt securities, and beneficial interests. Additionally, the Company may enter into joint ventures with unrelated entities, which generally involves the formation of a special purpose entity. The Company evaluates each transaction and its resulting beneficial interest to determine if the entity formed pursuant to the transaction should be classified as a variable interest entity ("VIE"). If an entity created in a transaction meets the definition of a VIE and the Company determines that it, or a consolidated subsidiary is the primary beneficiary, the Company will include the VIE in its consolidated financial statements. If such an entity is deemed to not be consolidated, the Company records only its investment in the special purpose entity.

The accompanying notes are an integral part of the consolidated financial statements.

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
February 28, 2024

We have served as the Company’s auditor since 2014.

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$52,834	$47,845
Mortgage loans held-for-sale, net	55,718	—
Mortgage loans held-for-investment, net(1,2)	864,551	989,084
Real estate owned properties, net(3)	3,785	6,333
Investments in securities available-for-sale(4)	131,558	257,062
Investments in securities held-to-maturity(5)	59,691	—
Investments in beneficial interests(6)	104,162	134,552
Receivable from servicer	7,307	7,450
Investment in affiliates	28,000	30,185
Prepaid expenses and other assets	28,685	11,915
Total assets	$1,336,291	$1,484,426
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,7)	$411,212	$467,205
Borrowings under repurchase transactions	375,745	445,855
Convertible senior notes, net(7)	103,516	104,256
Notes payable, net(7)	106,844	106,046
Management fee payable	1,998	1,720
Put option liability	16,644	12,153
Accrued expenses and other liabilities	9,437	9,726
Total liabilities	1,025,396	1,146,961
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value; 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 424,949 shares issued and outstanding at both December 31, 2023 and 2022	9,411	9,411
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 1,135,590 shares issued and outstanding at both December 31, 2023 and 2022	25,143	25,143
Common stock $0.01 par value; 125,000,000 shares authorized, 27,460,161 issued and outstanding at December 31, 2023 and 23,130,956 shares issued and outstanding at December 31, 2022	285	241
Additional paid-in capital	352,060	322,439
Treasury stock	(9,557)	(9,532)
Retained (deficit)/earnings	(54,382)	13,275
Accumulated other comprehensive loss	(14,027)	(25,649)
Equity attributable to stockholders	308,933	335,328
Non-controlling interests(8)	1,962	2,137
Total equity	310,895	337,465
Total liabilities and equity	$1,336,291	$1,484,426

(1)Mortgage loans held-for-investment, net include $628.6 million and $675.8 million of loans at December 31, 2023 and 2022, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $3.4 million and $6.1 million of allowance for expected credit losses at December 31, 2023 and 2022, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

(2)As of December 31, 2023 and 2022, balances for Mortgage loans held-for-investment, net include $0.6 million and $0.9 million, respectively, from a 50.0% owned joint venture, which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP").
(3)Real estate owned properties, net, are presented net of valuation allowances of $1.2 million and $0.7 million at December 31, 2023 and 2022, respectively.
(4)Investments in securities available-for-sale (“AFS”) are presented at fair value. As of December 31, 2023, Investments in securities AFS include an amortized cost basis of $139.6 million and a net unrealized loss of $8.0 million. As of December 31, 2022, Investments in securities AFS include an amortized cost basis of $282.7 million and net unrealized loss of $25.6 million.
(5)On January 1, 2023, the Company transferred certain of its investments in securities to held-to-maturity ("HTM") due to European risk retention regulations. As of December 31, 2023, Investments in securities HTM includes an allowance for expected credit losses of zero and remaining discount of $6.0 million related to the unamortized unrealized loss in AOCI.
(6)Investments in beneficial interests includes allowance for expected credit losses of $6.9 million and zero at December 31, 2023 and 2022, respectively.
(7)Secured borrowings, net are presented net of deferred issuance costs of $3.1 million at December 31, 2023 and $4.7 million at December 31, 2022. Convertible senior notes, net are presented net of deferred issuance costs of zero and $0.3 million at December 31, 2023 and 2022, respectively. Notes payable, net are presented net of deferred issuance costs and discount of $3.2 million at December 31, 2023 and $4.0 million at December 31, 2022.
(8)As of December 31, 2023, non-controlling interests includes $0.8 million from a 50.0% owned joint venture, $1.0 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates. As of December 31, 2022, non-controlling interests includes $1.0 million from a 50.0% owned joint venture, $1.1 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates.
The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
($ in thousands except per share data)	2023	2022	2021
INCOME
Interest income	$72,332	$82,582	$93,383
Interest expense	(59,286)	(43,632)	(36,742)
Net interest income	13,046	38,950	56,641
Net (increase)/decrease in the net present value of expected credit losses	(8,137)	8,026	18,223
Net interest income after the impact of changes in the net present value of expected credit losses	4,909	46,976	74,864
(Loss)/income from investment in affiliates, net	(1,308)	(1,218)	699
Loss on joint venture refinancing on beneficial interests	(11,024)	(6,115)	—
Other (loss)/income	(9,651)	(4,007)	2,385
Total (loss)/revenue, net	(17,074)	35,636	77,948
EXPENSE
Related party expense – loan servicing fees	7,269	7,960	7,433
Related party expense – management fee	7,769	8,326	9,116
Professional fees	3,157	2,052	2,940
Fair value adjustment on put option liability	4,491	11,143	9,462
Other expense	6,985	5,912	5,490
Total expense	29,671	35,393	34,441
Acceleration of put option settlement	—	12,344	—
(Gain)/loss on debt extinguishment	(31)	—	1,439
(Loss)/income before provision for income taxes	(46,714)	(12,101)	42,068
Provision for income taxes	243	2,835	293
Consolidated net (loss)/income	(46,957)	(14,936)	41,775
Less: consolidated net income/(loss) attributable to the non-controlling interest	114	75	(80)
Consolidated net (loss)/income attributable to the Company	(47,071)	(15,011)	41,855
Less: dividends on preferred stock	2,190	5,474	7,798
Less: discount on retirement of preferred stock	—	8,194	—
Consolidated net (loss)/income attributable to common stockholders	$(49,261)	$(28,679)	$34,057
Basic (loss)/earnings per common share	$(2.01)	$(1.24)	$1.48
Diluted (loss)/earnings per common share	$(2.01)	$(1.24)	$1.41
Weighted average shares – basic	24,286,999	22,747,635	22,852,948
Weighted average shares – diluted	24,286,999	23,037,578	30,262,467

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

	Year ended December 31,
($ in thousands)	2023	2022	2021
Consolidated net (loss)/income attributable to common stockholders	$(49,261)	$(28,679)	$34,057
Other comprehensive (loss)/income:
Unrealized gain/(loss) on available-for-sale securities	6,668	(26,669)	645
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	4,954	—	—
Income tax expense related to items of other comprehensive income	—	—	—
Comprehensive (loss)/income	$(37,639)	$(55,348)	$34,702

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
($ in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net (loss)/income	$(46,957)	$(14,936)	$41,775
Adjustments to reconcile net income to net cash from operating activities
Stock-based management fee and compensation expense	1,484	1,930	1,312
Mark to market on mortgage loans held-for-sale, net	8,559	—	—
Discount accretion on mortgage loans	(8,091)	(13,798)	(19,451)
Interest and discount accretion on investment in debt securities	(9,499)	(10,558)	(10,963)
Discount accretion on investment in beneficial interests	(8,009)	(10,836)	(15,997)
Gain on sale of mortgage loans	—	—	(122)
(Gain)/loss on debt extinguishment	(31)	—	1,439
Gain on sale of real estate owned properties	(100)	(898)	(893)
Loss/(gain) on sale of securities	3,347	4,775	(201)
Impairment of real estate owned	1,096	376	293
Credit loss expense on mortgage loans and beneficial interests	279	433	1,299
Net increase/(decrease) in the net present value of expected credit losses	8,137	(8,026)	(18,223)
Loss on loans and joint venture refinancing on beneficial interests	11,024	7,959	—
Amortization of debt discount and prepaid financing costs	2,711	3,718	6,164
Undistributed loss/(income) from investment in affiliates	1,308	1,218	(699)
Fair value adjustment on put option liability	4,491	11,143	9,462
Preferred stock non-cash	—	(108)	—
Acceleration of put option settlement	—	12,344	—
Other non-cash charges	—	52	4
Net change in operating assets and liabilities
Prepaid expenses and other assets	(16,821)	1,231	(10,939)
Receivable from Servicer	115	13,464	(5,144)
Accrued expenses, management fee payable, and other liabilities	493	1,652	2,648
Net cash from operating activities	(46,464)	1,135	(18,236)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	(14,401)	(11,414)	(286,219)
Principal paydowns on mortgage loans	85,716	147,312	218,762
Draws on small balance commercial loans	—	—	(20,689)
Proceeds from sale of mortgage loans	—	—	125,975
Purchase of securities available-for-sale and beneficial interests	(74,274)	(129,061)	(341,788)
Proceeds from refinancing and sale of securities available-for-sale and beneficial interests	61,689	147,903	90,229
Principal collection on debt securities available-for-sale and beneficial interests	79,509	68,236	155,187
Principal and interest collection on debt securities held-to-maturity	29,799	—	—
Proceeds from sale of property held-for-sale	3,931	4,977	6,843
Purchase of rental property and property held-for-sale	—	(27)	(277)
Investment in equity method investments	(980)	(5,801)	—
Distribution from affiliates	1,831	965	1,778
Net cash from investing activities	172,820	223,090	(50,199)
CASH FLOWS FROM FINANCING ACTIVITIES
The accompanying notes are an integral part of the consolidated financial statements.

Proceeds from repurchase transactions	64,808	183,891	560,627
Repayments on repurchase transactions	(134,934)	(284,090)	(435,705)
Proceeds from origination of secured borrowings	—	—	391,028
Repayments on secured borrowings	(57,540)	(111,028)	(393,005)
Payment of prepaid financing costs on secured borrowings	—	—	(7,726)
Purchase of bonds of non-controlling interest in subsidiaries	—	—	(5,887)
Repurchase of the Company's senior convertible notes	(952)	(75)	(8,762)
Proceeds from notes payable	—	108,910	—
Payment of prepaid financing costs on notes payable	(55)	(2,806)	—
Repurchase of preferred stock and warrants	—	(124,958)	—
Repurchase of common stock	—	(4,653)	(16)
Sale of common stock, net of offering costs	28,181	4,778	251
Sale of common stock pursuant to dividend reinvestment plan	—	288	241
Acquisition of non-controlling interest in subsidiary	—	—	(11,362)
Distribution to non-controlling interests	(289)	(1,116)	(15,196)
Dividends paid on common stock and preferred stock	(20,586)	(29,947)	(28,774)
Net cash from financing activities	(121,367)	(260,806)	45,714
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,989	(36,581)	(22,721)
CASH AND CASH EQUIVALENTS, beginning of period	47,845	84,426	107,147
CASH AND CASH EQUIVALENTS, end of period	$52,834	$47,845	$84,426
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$56,221	$41,153	$29,521
Cash paid for income taxes	$445	$2,607	$358
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of debt securities from investments in securities available-for-sale to investments in securities held-to-maturity	$83,052	$—	$—
Net transfer of loans from/(to) mortgage held-for-investment, net to/(from) mortgage loans held-for-sale, net	$64,277	$(29,572)	$159,733
Unrealized gain/(loss) on available-for-sale securities	$6,668	$(26,669)	$645
Amortization of unrealized loss on debt securities transferred to held-to-maturity	$4,954	$—	$—
Net transfer of loans to rental property or property held-for-sale	$2,379	$4,699	$3,511
Issuance of common stock for management fee and compensation expense	$1,484	$1,930	$1,312
Non-cash adjustments to basis in mortgage loans	$28	$18	$3,193
Treasury stock received through distributions from investment in Manager	$25	$451	$516
Treasury stock received from Servicer	$—	$2,737	$—

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the years ended December 31, 2021 through December 31, 2023
($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity	Non-controlling interest	Total equity
Balance at December 31, 2020	2,307,400	$51,100	2,892,600	$64,044	22,978,339	$231	$(1,159)	$317,424	$53,346	$375	$485,361	$29,130	$514,491
Net income	—	—	—	—	—	—	—	—	41,855	—	41,855	(80)	41,775
Sale of shares	—	—	—	—	24,951	—	—	251	—	—	251	—	251
Acquisition of non-controlling interest in subsidiary	—	—	—	—	—	—	—	(3,056)	—	—	(3,056)	(8,306)	(11,362)
Issuance of shares under dividend reinvestment plan	—	—	—	—	18,750	1	—	240	—	—	241	—	241
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(17,186)	(17,186)
Stock-based compensation expense	—	—	—	—	164,862	1	—	1,311	—	—	1,312	—	1,312
Dividends declared ($0.91 per share) and distributions	—	—	—	—	—	—	—	—	(28,774)	—	(28,774)	(380)	(29,154)
Convertible senior notes repurchase	—	—	—	—	—	—	—	(8)	—	—	(8)	—	(8)
Other comprehensive income	—	—	—	—	—	—	—	—	—	645	645	—	645
Treasury stock	—	—	—	—	(40,127)	—	(532)	—	—	—	(532)	—	(532)
Balance at December 31, 2021	2,307,400	$51,100	2,892,600	$64,044	23,146,775	$233	$(1,691)	$316,162	$66,427	$1,020	$497,295	$3,178	$500,473
The accompanying notes are an integral part of the consolidated financial statements.

	For the years ended December 31, 2021 through December 31, 2023
($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity	Non-controlling interest	Total equity
Net loss	—	—	—	—	—	—	—	—	(15,011)	—	(15,011)	75	(14,936)
Sale of shares	—	—	—	—	613,337	6	—	4,772	—	—	4,778	—	4,778
Issuance of shares under dividend reinvestment plan	—	—	—	—	27,154	—	—	288	—	—	288	—	288
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(871)	(871)
Stock-based management fee expense	—	—	—	—	39,558	1	—	436	—	—	437	—	437
Stock-based compensation expense	—	—	—	—	188,371	1	—	1,492	—	—	1,493	—	1,493
Dividends declared ($1.06 per share) and distributions	—	—	—	—	—	—	—	—	(29,947)	—	(29,947)	(245)	(30,192)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(26,669)	(26,669)	—	(26,669)
Repurchase of preferred stock	(1,882,451)	(41,689)	(1,757,010)	(38,901)	—	—	—	—	(8,194)	—	(88,784)	—	(88,784)
Reclass of conversion premium - convertible notes	—	—	—	—	—	—	—	(711)	—	—	(711)	—	(711)
Treasury stock	—	—	—	—	(884,239)	—	(7,841)	—	—	—	(7,841)	—	(7,841)
Balance at December 31, 2022	424,949	$9,411	1,135,590	$25,143	23,130,956	$241	$(9,532)	$322,439	$13,275	$(25,649)	$335,328	$2,137	$337,465
Net loss	—	—	—	—	—	—	—	—	(47,071)	—	(47,071)	114	(46,957)
Sale of shares	—	—	—	—	4,288,408	43	—	28,138	—	—	28,181	—	28,181
The accompanying notes are an integral part of the consolidated financial statements.

	For the years ended December 31, 2021 through December 31, 2023
($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity	Non-controlling interest	Total equity
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(154)	(154)
Stock-based compensation expense	—	—	—	—	44,973	1	—	1,483	—	—	1,484	—	1,484
Dividends declared ($0.76 per share) and distributions	—	—	—	—	—	—	—	—	(20,586)	—	(20,586)	(135)	(20,721)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	4,954	4,954	—	4,954
Other comprehensive income	—	—	—	—	—	—	—	—	—	6,668	6,668	—	6,668
Treasury stock	—	—	—	—	(4,176)	—	(25)	—	—	—	(25)	—	(25)
Balance at December 31, 2023	424,949	$9,411	1,135,590	$25,143	27,460,161	$285	$(9,557)	$352,060	$(54,382)	$(14,027)	$308,933	$1,962	$310,895

The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company facilitates capital raising activities and operates as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of (i) re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) non-performing loans ("NPLs"), which are residential mortgage loans on which the most recent three payments have not been made. The Company may acquire RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures are structured as securitization trusts, of which the Company acquires debt securities and beneficial interests. The Company may also acquire or originate small balance commercial loans (“SBC loans”). The SBC loans that the Company opportunistically targets generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, the Company invests in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company owns 19.8% of the Manager and 9.5% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Operating Partnership, through interests in certain entities, as of December 31, 2023, held 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of December 31, 2023, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). The Company has securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. Also, during the year ended December 31, 2023, GA-TRS received an additional 20,991 shares of Gaea common stock for $0.3 million due to the termination of Gaea's management agreement, which increased the Company's ownership. At December 31, 2023, the Company owned approximately 22.2% of Gaea. The Company accounts for its investment in Gaea under the equity method.

Basis of Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to financial statements.

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company at both December 31, 2023 and 2022. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings is 99.9% owned by the Company as of December 31, 2023 and 2022. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

During the second quarter of 2021, the majority of loans held by 2017-D were sold into Ajax Mortgage Loan Trust 2021-C ("2021-C"), a related party joint venture with third party institutional investors. The Company held a 50.0% ownership of the remaining loans held by 2017-D at both December 31, 2023 and 2022.

During the first quarter of 2021, the Company acquired the outstanding non-controlling ownership interest in Ajax Mortgage Loan Trust 2018-C ("2018-C"), a subsidiary that had been 63.0% owned by the Company with its results included in the Company's consolidated financial statements. As a result, at both December 31, 2023 and 2022, there were no non-controlling ownership interests in 2018-C held by third parties.

As of December 31, 2023 and 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a REMIC.

During January 2023, the Company contributed an additional $0.7 million equity interest in GAFS. As of December 31, 2023 and 2022, the Company's ownership of GAFS was 9.5% and 8.0%, respectively.

The Company’s 19.8% ownership of the Manager and 9.5% ownership of GAFS are accounted for using the equity method because the Company can exercise influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in either the Manager or GAFS.

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

Non-PCD Loans

While the Company generally acquires loans that have experienced deterioration in credit quality, from time to time, it may acquire loans that have not experienced a deterioration in credit quality or originate SBC loans.

The Company accounts for its non-PCD loans by estimating any allowance for expected credit losses for its non-PCD loans based on the risk characteristics of the individual loans. If necessary, an allowance for expected credit losses is established through a provision for loan losses. The allowance is the difference between the net present value of the expected future cash flows from the loan and the contractual balance due. Non-performing collateral dependent loans are carried at net realizable value of collateral.
The accompanying notes are an integral part of the consolidated financial statements.

Mortgage Loans Held-for-sale

From time to time the Company will identify specific loans that it will sell. When the loans are identified and a plan to sell the loans are in place, the Company will reclassify the loans from Mortgage Loans held-for-investment, net to Mortgage loans held-for-sale, net. When a loan is designated as held-for-sale, it is held at the lower of amortized cost or fair value with any mark to market adjustment recorded on the Company's consolidated statements of operations through other loss/income.

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

On January 1, 2023, the Company transferred a carrying value of $83.0 million of investment securities from AFS to HTM due to sale restrictions pursuant to Article 6(1) of Regulation (EU) 2017/2402 of the European Parliament and of the Council (as amended, the “EU Securitization Regulation” and, together with applicable regulatory and implementing technical standards in relation thereto, the “EU Securitization Rules”). Pursuant to the terms of these debt securities, the Company must hold at least 5.01% of the nominal value of each class of securities offered or sold to investors (the EU Retained Interest) subject to the EU Securitization Rules. Under the EU Securitization Rules, the Company is prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed.

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

The warrants include a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability in the Company's consolidated balance sheets with an original basis of $9.5 million. Because the warrants have been substantially out of the money since issuance, the Company assumed the put option would be exercised and accreted the liability to the initial redemption value. During the year ended December 31, 2022, the Company repurchased and retired a portion of its warrants. The remaining warrants continued to accrete to their redemption value in July 2023. The warrants continue to accrue at a rate of 10.75% for the put option attached to the Series A Preferred Stock warrants and 13.00% for the put option attached to the Series B Preferred Stock warrants on the initial future put obligation with no compounding. The rate is determined by subtracting the dividend rate on the preferred stock from 18.0%.

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

Convertible Senior Notes

During 2017 and 2018, the Company completed the public offer and sale of its convertible senior notes due 2024 (the "2024 Notes"). At December 31, 2023 and 2022, the UPB of the debt was $103.5 million and $104.5 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions, the 2024 Notes will be convertible by their holders into shares of the Company's common stock at a current conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the
The accompanying notes are an integral part of the consolidated financial statements.

notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, are subject to adjustment under certain circumstances.

Coupon interest on the 2024 Notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated balance sheets as a reduction of the carrying value of the 2024 Notes, and are amortized to interest expense on an effective yield basis through April 30, 2023. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. No sinking fund has been established for redemption of the principal but the Company has entered into a term loan agreement with NIC RMBS LLC, an affiliate as Rithm ("NIC RMBS"), to support redemption of the notes on April 30, 2024. See Note 16 — Subsequent Events.

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

Notes Payable

During August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 2027 (the "2027 Notes"). The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and two of its subsidiaries: Great Ajax Operating LLC (the "GP Guarantor") and Great Ajax II Operating Partnership L.P. (the "Subsidiary Guarantor," and together with the Company and the GP Guarantor, the "Guarantors"). The 2027 Notes are included in the Company's liabilities in its consolidated balance sheet at December 31, 2023 and 2022. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes. At both December 31, 2023 and 2022, the UPB of the 2027 Notes was $110.0 million.

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

Stock-based Payments and Directors' Fees

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

The fair value of mortgage loans is estimated using the Manager’s proprietary pricing model which estimates expected cash flows with the discount rate used in the present value calculation representing the estimated effective yield of the loans. The Company also obtains values from the Company's financing counterparties. The Company weighs current market events and observed trades to determine the discount rates to determine fair value and to determine the ultimate fair value of each loan.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60). The amendments in this update address the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. This objective of this amendment is to help provide useful information to investors and other allocators of capital in a joint venture's financial statements and reduce the diversity in practice. This guidance is effective January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In October 2023, the FASB issued ASU 2023-06, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This amends U.S. GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K. The Company does not believe this standard will have a material impact on its consolidated financial statements and related disclosures as these requirements were previously incorporated under the SEC Regulations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023		December 31, 2022
Loan portfolio basis by asset type	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Residential RPLs	$787,700	$34,359	$872,913	$—
Residential NPLs	71,075	20,894	105,081	—
SBC loans	5,776	465	11,090	—
Total	$864,551	$55,718	$989,084	$—

Included on the Company’s consolidated balance sheets as of December 31, 2023 and 2022 are approximately $864.6 million and $1.0 billion, respectively, of RPLs, NPLs, and SBC loans that are held-for-investment and approximately $55.7 million and zero, respectively, of RPLs, NPLs and SBC loans held-for-sale. During the year ended December 31, 2023, the Company began marketing a pool of loans for sale. As a result of this activity, the Company reclassified these loans from Mortgage loans held-for investment, net to Mortgage loans held-for-sale, net. The loans became subject to a sale agreement in January 2024. The Company marked the loans to lower of cost or market by $8.6 million during the year ended December 31, 2023, using the prices in the sale agreement.

The categorization of RPLs, NPLs and SBC loans is determined at acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income as well as credit and non-credit discount, less principal and interest cash flows received. The carrying values at December 31, 2023 and 2022 for the Company's loans in the table above, are presented net of a cumulative allowance for expected credit losses of $3.4 million and $6.1 million, respectively, reflected in the appropriate lines in the table by loan type. For the years ended December 31, 2023, 2022 and 2021 the Company recognized $5.6 million, $8.1 million and $13.7 million, respectively, of revenue due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows. Also, for the years ended December 31, 2023, 2022 and 2021 the Company recognized accretable yield of $51.3 million, $60.0 million and $66.5 million, respectively, with respect to its RPL, NPL and SBC loans.

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
The accompanying notes are an integral part of the consolidated financial statements.

ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents.

The Company's mortgage loans are secured by real estate. Risks inherent in the Company's mortgage loan portfolio, affecting both the valuation of its mortgage loans as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, and damage to or delay in realizing the value of the underlying collateral. Additionally, slower than expected prepayments can result in lower yields as the Company's mortgage loans were acquired at discounts. The Company monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

During the years ended December 31, 2023 and 2022, the Company purchased 72 and 45 RPLs with UPB of $17.3 million and $11.2 million, respectively. During the years ended December 31, 2023 and 2022, one and eight NPLs were purchased with UPB of $0.2 million and $1.5 million, respectively. During the years ended December 31, 2023 and 2022, the Company acquired no SBC loans. During the years ended December 31, 2023 and 2022, the Company sold no mortgage loans.

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

The accompanying notes are an integral part of the consolidated financial statements.

The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	December 31, 2023(1)
	2022	2021	2020	2019	2018	2017	2009-2016	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$2,473	$2,597	$1,370	$6,598	$1,206	$2,822	$29,311	$196,186	$81,614	$324,177
GAOP - 7f7 <50	546	137	—	215	—	121	2,457	28,548	6,996	39,020
GAOP - 6f6 and below	591	2,283	546	1,764	1,708	350	16,873	83,594	23,085	130,794
Great Ajax II REIT - 7f7 >50	—	—	730	764	795	460	34,404	243,030	84,634	364,817
Great Ajax II REIT - 7f7 <50	—	—	—	71	14	—	2,658	22,360	6,508	31,611
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	144	5,182	17,772	6,752	29,850
Total	$3,610	$5,017	$2,646	$9,412	$3,723	$3,897	$90,885	$591,490	$209,589	$920,269

(1)Includes 262 loans that were classified from Mortgage loans held-for investment, net to Mortgage loans held-for-sale, net with a total UPB of $64.2 million and a carrying value of $64.3 million.

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

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
	PCD Loans	PCD Loans
Par	$17,500	$12,757
Discount	(2,847)	(921)
Allowance	(252)	(422)
Purchase Price	$14,401	$11,414

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows as compared to the amounts expected to be contractually received. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows as compared to its contractual amounts due. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the year ended December 31, 2023, the Company recorded a $4.4 million reclassification from non-credit discount to the allowance for expected credit losses, which was followed by a $5.6 million reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During the year ended December 31, 2023, the Company also recorded a $0.3 million increase in the allowance for expected credit losses due to new acquisitions. During the year ended December 31, 2023, the Company reclassified $2.0 million of allowance to non-credit discount to reflect the impact of moving mortgage loans to a held-for-sale, net classification on the balance sheet. Comparatively, during the year ended December 31, 2022, the Company recorded a $6.3 million reclassification from non-credit discount to the allowance for expected credit losses, which was followed by a $8.1 million reduction of the allowance for expected credit losses due to the increase in the net present value of expected cash flows. During the year ended December 31, 2022, the Company also recorded a $0.4 million increase in the allowance for expected credit losses due to new acquisitions. During the year ended December 31, 2021, the Company recorded a $0.3 million reclassification from non-credit discount to the allowance for expected credit losses, which was followed by a $13.7 million reversal of the allowance for expected credit losses due to the increase in the net present value of expected cash flows. During the year ended December 31, 2021, the Company also recorded a $7.7 million increase in the allowance for expected credit losses due to new acquisitions. During the year ended December 31, 2021, the Company reclassified $1.7 million of allowance to non-credit discount to reflect the impact of moving pool 2017-D to mortgage loans to a held-for-sale, net classification on the balance sheet. An analysis of the balance in the allowance for expected credit losses account follows ($ in thousands):

	For the year ended December 31,
	2023	2022	2021
Allowance for expected credit losses, beginning of period	$(6,107)	$(7,112)	$(13,712)
Reclassification from non-credit discount to the allowance for changes in payment expectations	(4,378)	(6,310)	(304)
Increase in allowance for expected credit losses for loan acquisitions during the period	(252)	(422)	(7,663)
Credit loss expense on mortgage loans	(279)	(383)	(842)
Reversal of allowance for expected credit losses due to increases in the net present value of expected cash flows	5,597	8,120	13,668
Reversal of allowance upon reclass of mortgage loans held-for-sale, net	1,993	—	1,741
Allowance for expected credit losses, end of period	$(3,426)	$(6,107)	$(7,112)

The accompanying notes are an integral part of the consolidated financial statements.

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31, 2023
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$199,229	$49,868	$283	$63,498	$925	$313,803
GAOP - 7f7 <50	20,514	7,516	78	9,044	—	37,152
GAOP - 6f6 and below	8,565	6,906	421	45,058	26,364	87,314
Great Ajax II REIT - 7f7 >50	300,506	36,277	801	26,600	637	364,821
Great Ajax II REIT - 7f7 <50	25,592	3,846	42	2,131	—	31,611
Great Ajax II REIT - 6f6 and below	4,374	2,144	—	14,788	8,544	29,850
Total	$558,780	$106,557	$1,625	$161,119	$36,470	$864,551

	As of December 31, 2023
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$1,284	$592	$—	$26,243	$27,599	$55,718
Total	$1,284	$592	$—	$26,243	$27,599	$55,718

	As of December 31, 2022
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$198,006	$44,773	$772	$86,603	$642	$330,796
GAOP - 7f7 <50	26,303	5,815	140	16,232	159	48,649
GAOP - 6f6 and below	3,333	1,538	94	94,010	52,833	151,808
Great Ajax II REIT - 7f7 >50	319,677	39,161	700	18,743	—	378,281
Great Ajax II REIT - 7f7 <50	33,113	4,188	90	2,434	—	39,825
Great Ajax II REIT - 6f6 and below	178	—	39	36,086	3,422	39,725
Total	$580,610	$95,475	$1,835	$254,108	$57,056	$989,084

Note 4 — Real Estate Assets, Net

The Company acquires real estate assets either through direct purchases of properties or through conversions of mortgage loans in its portfolio when a mortgage loan is foreclosed upon and the Company takes title to the property on the foreclosure date or the borrower surrenders the deed in lieu of foreclosure.

Property Held-for-Sale

As of December 31, 2023 and 2022, the Company’s net investments in real estate owned properties was $3.8 million and $6.3 million, respectively, all of which related to properties held-for-sale. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. Also, included in the properties held-for-sale balance for the periods as of December 31, 2023 and 2022, was $0.2 million and $0.3 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. As of December 31, 2023 and 2022, the Company had a total of 20 and 39 real estate owned properties, respectively. For the years ended December 31, 2023 and 2022, the majority of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The accompanying notes are an integral part of the consolidated financial statements.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the year ended December 31,
	2023		2022
Property Held-for-Sale	Count	Amount	Count	Amount
Balance at beginning of period	39	$6,333	31	$6,063
Net transfers from mortgage loans	12	2,379	27	4,699
Purchases	—	—	1	27
Adjustments to record at lower of cost or fair value	—	(1,096)	—	(376)
Disposals	(31)	(3,831)	(20)	(4,080)
Balance at end of period	20	$3,785	39	$6,333

Dispositions

During the years ended December 31, 2023 and 2022, the Company sold 31 and 20 REO properties realizing net gains of approximately $0.1 million and $0.9 million, respectively. These amounts are included in Other income on the Company's consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company recorded expense of lower of cost or net realizable value adjustments in real estate operating expense of $1.1 million and $0.4 million, respectively.

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

As described in Note 2 — Summary of Significant Accounting Policies, on January 1, 2023, the Company transferred a carrying value of $83.0 million of investment securities from AFS to HTM due to sale restrictions pursuant to Article 6(1) of Regulation (EU) 2017/2402 of the European Parliament and of the Council (as amended, the "EU Securitization Regulation" and, together with applicable regulatory and implementing technical standards in relation thereto, the "EU Securitization Rules"). Pursuant to the terms of these debt securities, the Company must hold at least 5.01% of the nominal value of each class of securities offered or sold to investors (the "EU Retained Interest") subject to the EU Securitization Rules. Under the EU Securitization Rules, the Company is prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed.

Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value. On the date of transfer, accumulated other comprehensive income included unrealized losses of $10.9 million, which continues to be reported in accumulated other comprehensive income and is amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value. During the year ended December 31, 2023, the Company recorded amortization of $5.0 million of unrealized losses in accumulated other comprehensive income and of unamortized discount related to transfers of securities from AFS to HTM.

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

	As of December 31, 2023
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale, at fair value	$139,596	$637	$(8,675)	$131,558
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	59,691	111	(629)	59,173
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $6,880	104,162	3,631	(26,477)	81,316
Total investments	$303,449	$4,379	$(35,781)	$272,047

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS and HTM of $87.0 thousand and $24 thousand, respectively.

	As of December 31, 2022
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale, at fair value	$282,711	$—	$(25,649)	$257,062
Investment in beneficial interests at amortized cost, net of allowance for credit losses of zero	134,552	—	—	134,552
Total investments	$417,263	$—	$(25,649)	$391,614

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS of $0.1 million.

The following table presents a breakdown of the Company's gross unrealized losses on its investments in debt securities AFS ($ in thousands):

	As of December 31, 2023
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Carrying value
Debt securities due February 2028(4)	February 2026	$4,717	$(6)	$4,711
Debt securities due November 2051(4)	March 2025	3,764	(215)	3,549
Debt securities due March 2060(4)	February 2025	5,805	(678)	5,127
Debt securities due December 2060(4)	July 2029	21,411	(4,242)	17,169
Debt securities due January 2061(4)	September 2024	4,886	(478)	4,408
Debt securities due June 2061(5)	January 2025/February 2025	12,992	(1,243)	11,749
Debt securities due October 2061(4)	April 2029	11,815	(842)	10,973
Debt securities due March 2062(4)	May 2029	10,315	(793)	9,522
Debt securities due July 2062(3)	February 2030	12,668	(41)	12,627
Debt securities due October 2062(3)	October 2026	17,174	(137)	17,037
Total		$105,547	$(8,675)	$96,872

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

(5)This line is comprised of two securities that are both due June 2061. One security with a balance of $0.3 million has been in an unrealized loss position for 12 months or longer and has a step-up date in January 2025, and the other security of $0.9 million has been in a loss position for 12 months or longer and has a step-up date in February 2025.

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

As of December 31, 2023, the Company had a gross unrealized loss of $8.7 million and $0.6 million gross unrealized gains in fair valuation adjustments in accumulated other comprehensive income on the consolidated balance sheet on total investments AFS with a fair value of $131.6 million, which includes $87.0 thousand in interest receivable. As of December 31, 2022, the Company recorded a gross unrealized loss of $25.6 million and no gross unrealized gains in fair valuation adjustments in accumulated other comprehensive loss on the consolidated balance sheet on total investments AFS with a fair value of $257.1 million, which includes $0.1 million in interest receivable.

During the year ended December 31, 2023, the Company re-securitized, with an institutional accredited investor, Ajax Mortgage Loan Trust 2019-E, 2019-G and 2019-H ("2019-E, -G and -H") joint ventures into Ajax Mortgage Loan Trust 2023-A ("2023-A") and retained 8.6% or $16.1 million of varying classes of agency rated securities and equity. 2023-A acquired 1,085 RPLs and NPLs with UPB of $205.1 million and an aggregate property value of $497.4 million. The AAA through A rated securities represent 79.8% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.46%. All of the debt securities retained from 2023-A are classified as AFS. Although the Company continues to own a proportionate interest in the underlying loans, the transaction is treated as a redemption of the bonds and beneficial interests in the original trusts and the Company recorded a $1.0 million loss on the transaction.

During the year ended December 31, 2023, the Company re-securitized, with an institutional accredited investor, various joint ventures into Ajax Mortgage Loan Trust 2023-B and 2023-C ("2023-B and -C") and retained 20.0% or $21.8 million and $36.1 million, respectively, of varying classes of agency rated securities and equity. 2023-B acquired 571 RPLs and NPLs with UPB of $121.7 million and an aggregate property value of $255.0 million. The senior securities represent 75.0% of the UPB of the underlying mortgage loans and carry a 4.25% coupon. 2023-C acquired 1,171 RPLs and NPLs with UPB of $203.6 million and an aggregate property value of $463.7 million. The AAA through A rated securities represent 72.4% of the
The accompanying notes are an integral part of the consolidated financial statements.

UPB of the underlying mortgage loans and carry a weighted average coupon of 3.45%. Based on the structure of the transactions, the Company does not consolidate 2023-B and -C under U.S. GAAP and the retained debt securities are classified as AFS. Although the Company continues to own a proportionate interest in the underlying loans, the transaction is treated as a redemption of the bonds and beneficial interests in the original trusts and the Company recorded a $10.0 million loss on the transaction.

During the year ended December 31, 2023, the Company was notified by a joint venture partner that Ajax Mortgage Loan Trust 2020-C and Ajax Mortgage Loan Trust 2020-D ("2020-C and -D") would be redeemed and the loans sold on the senior bond step-up date in March 2024. The Company recorded an other than temporary impairment on its investment in beneficial interests in 2020-C and -D in the amount of $2.2 million based on preliminary loan sale prices received from its joint venture partner.

During the year ended December 31, 2022, the Company re-securitized, with an institutional accredited investor, Ajax Mortgage Loan Trust 2018-D and 2018-G ("2018-D and -G") joint ventures into Ajax Mortgage Loan Trust 2022-A ("2022-A") and retained $49.2 million of varying classes of agency rated securities and equity. The Company acquired 23.3% of the securities and trust certificates from the trust. 2022-A acquired 811 RPLs and NPLs with UPB of $215.5 million and an aggregate property value of $518.8 million. The AAA through A rated securities represent 71.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%. This is the first fully rated securitization structure to include a substantial amount of NPLs. Approximately 33.90% of loan UPB in 2022-A was 60 days or more delinquent. Also, the Company refinanced, with an institutional accredited investor, Ajax Mortgage Loan Trust 2019-A and 2019-B ("2019-A and -B") joint ventures into Ajax Mortgage Loan Trust 2022-B ("2022-B") and retained $36.8 million of varying classes of agency rated securities and equity. The Company acquired 17.2% of the securities and trust certificates from the trust. 2022-B acquired 1,106 RPLs and NPLs with UPB of $220.8 million and an aggregate property value of $575.5 million. The AAA through A rated debt securities represent 76.9% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.47%.

At December 31, 2023, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $131.6 million, $59.7 million and $104.2 million, respectively. At December 31, 2022, the investments in debt securities AFS and beneficial interests were carried on the Company's consolidated balance sheet at $257.1 million and $134.6 million, respectively.

During the year ended December 31, 2023, the Company sold senior notes issued by certain joint ventures and recognized a loss of $3.3 million, which was recorded net to accumulated other comprehensive loss. Comparatively, during the year ended December 31, 2022, the Company sold senior notes issued by certain joint ventures and recognized a loss of $4.8 million. As of December 31, 2023 and 2022, the Company had no securities that were past due.

During the year ended December 31, 2022, the Company recorded an other than temporary impairment of $4.0 million on its beneficial interests in 2018-D and -G when the underlying mortgage loans were re-securitized into 2022-A. The loss became a realized loss when the transaction closed in the second quarter of 2022. Also, during the second quarter of 2022, the Company recorded a loss of $2.1 million on its beneficial interests in 2019-A and -B when the underlying mortgage loans were re-securitized into 2022-B. Although the Company retained a proportionate interest in the underlying mortgage loans and related cash flows in the new trusts, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans to 2022-A and -B.
The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the year ended December 31,
	2023	2022
Par	$14,013	$24,402
Discount	(2,262)	(3,123)
Purchase Price	$11,751	$21,279

The Company generally recognizes accretable yield and increases and decreases in the net present value of expected cash flows in earnings in the period they occur. For the years ended December 31, 2023, 2022 and 2021, the Company recognized accretable yield of $8.0 million, $10.8 million and $15.5 million, respectively, on its beneficial interest. For the year ended December 31, 2023, the Company recognized accretable yield of $2.2 million on its investments in securities HTM. An
The accompanying notes are an integral part of the consolidated financial statements.

expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest or investments in securities HTM. If there is no allowance for expected credit losses recorded against a beneficial interest or investments in securities HTM, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary.

During the year ended December 31, 2023, the Company had no activity and balance related to the allowance for expected credit losses for investments in securities HTM.

During the year ended December 31, 2023, the Company recorded a $6.9 million reclassification to non-credit discount from the allowance for changes in payment expectations and $13.7 million increase in the allowance for expected credit losses due to decreases in the net present value of expected cash flows. Comparatively, during the year ended December 31, 2022 the Company recorded a $0.8 million reclassification to non-credit discount from the allowance for changes in payment expectations and $0.1 million increase in the allowance for expected credit losses due to decreases in the net present value of expected cash flows. During the year ended December 31, 2021, the Company recorded a $2.0 million reclassification to non-credit discount from the allowance for changes in payment expectations and reduction of the allowance for expected credit losses for beneficial interests of $4.6 million. Also, during the year ended December 31, 2021, the Company recorded a $2.2 million increase in the allowance for expected credit losses due to new acquisitions.

An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	For the year ended December 31,
	2023	2022	2021
Allowance for expected credit losses, beginning balance	$—	$(615)	$(4,453)
Reclassification to non-credit discount from the allowance for changes in payment expectations	6,854	759	1,951
Increase in allowance for credit losses for acquisitions	—	—	(2,211)
Credit loss expense on beneficial interests	—	(50)	(457)
(Increase in)/reversal of allowance for expected credit losses due to (decreases)/increases in the net present value of expected cash flows	(13,734)	(94)	4,555
Allowance for expected credit losses, ending balance	$(6,880)	$—	$(615)

Note 6 — Fair Value

For a discussion on the Company's fair value policy see Note 2 — Summary of Significant Accounting Policies.

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of December 31, 2023 and 2022 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$131,558	$—	$131,558	$—
Recurring financial liabilities
Put option liability	$16,644	$—	$—	$16,644

The accompanying notes are an integral part of the consolidated financial statements.

		Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$257,062	$—	$257,062	$—
Recurring financial liabilities
Put option liability	$12,153	$—	$—	$12,153

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of December 31, 2023 and 2022 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$864,551	$—	$—	$770,419
Mortgage loans held-for-sale, net	$55,718	$—	$—	$60,444
Investment in debt securities held-to-maturity	$59,691	$—	$59,173	$—
Investment in beneficial interests	$104,162	$—	$—	$81,316
Investment in Manager	$440	$—	$—	$4,527
Investment in AS Ajax E LLC	$407	$—	$471	$—
Investment in Ajax E Master Trust	$2,100	$—	$1,864	$—
Investment in GAFS, including warrants	$2,618	$—	$—	$—
Investment in Gaea	$22,241	$—	$—	$21,678
Investment in Loan pool LLCs	$194	$—	$—	$674
Financial liabilities
Secured borrowings, net	$411,212	$—	$370,882	$—
Borrowings under repurchase transactions	$375,745	$—	$375,745	$—
Convertible senior notes, net	$103,516	$101,777	$—	$—
Notes payable, net	$106,844	$—	$103,697	$—

The accompanying notes are an integral part of the consolidated financial statements.

		Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$989,084	$—	$—	$971,069
Investment in beneficial interests	$134,552	$—	$—	$134,552
Investment in Manager	$921	$—	$—	$10,093
Investment in AS Ajax E LLC	$453	$—	$606	$—
Investment in Ajax E Master Trust	$2,208	$—	$2,272	$—
Investment in GAFS, including warrants	$2,041	$—	$—	$3,320
Investment in Gaea	$24,339	$—	$—	$22,119
Investment in Loan pool LLCs	$223	$—	$—	$707
Financial liabilities
Secured borrowings, net	$467,205	$—	$421,680	$—
Borrowings under repurchase agreement	$445,855	$—	$445,855	$—
Convertible senior notes, net	$104,256	$100,084	$—	$—
Notes payable, net	$106,046	$—	$107,327	$—

Non-financial assets

The fair value of property held-for-sale is determined using the lower of its acquisition cost ("cost") or net realizable value. Net realizable value is determined based on BPOs, appraisals, or other market indicators of fair value less expected liquidation costs. The lower of cost or net realizable value for the Company’s REO Property is stated as its carrying value. The following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of December 31, 2023 and 2022 ($ in thousands):

			Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$3,785	$(1,096)	$—	$—	$3,785

			Level 1	Level 2	Level 3
December 31, 2022	Carrying value	Fair value adjustment recognized in the consolidated statements of income	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$6,333	$(376)	$—	$—	$6,333

Note 7 — Affiliates

Unconsolidated Affiliates

At both December 31, 2023 and 2022, the Company had ownership interests in five affiliated entities accounted for under the equity method of accounting.

The accompanying notes are an integral part of the consolidated financial statements.

At both December 31, 2023 and 2022, the Company’s ownership interest in the Manager, a privately held company for which there is no public market for its securities, was approximately 19.8%. The Company accounts for its ownership interest in the Manager using the equity method.

At December 31, 2023 and 2022, the Company's ownership interest was approximately 9.5% and 8.0% in GAFS, respectively. The Company accounts for its investment in GAFS using the equity method.

At both December 31, 2023 and 2022, the Company owned approximately 22.2% of Gaea. The Company accounts for its ownership interest in Gaea using the equity method.

At both December 31, 2023 and 2022, the Company’s ownership interest in AS Ajax E LLC, a Delaware trust formed to own residential mortgage loans and residential real estate assets, was approximately 16.5%. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. The Company accounts for its ownership interest using the equity method.

At both December 31, 2023 and 2022, the Company’s ownership interest was approximately 40.0% in one loan pool LLC managed by the Servicer, which holds investments in RPLs and NPLs. The Company accounts for its ownership interest using the equity method.

The table below shows the net income/loss, assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	For the year ended December 31,
Net income/(loss) at 100%	2023	2022	2021
Thetis Asset Management LLC	$1,901	$(658)	$3,297
AS Ajax E LLC	$242	$124	$198
Loan pool LLCs	$(72)	$(110)	$(126)
Great Ajax FS LLC	$(1,633)	$(6,999)	$(1,363)
Gaea Real Estate Corp.	$(9,715)	$(3,204)	$222

	December 31, 2023		December 31, 2022
Assets and liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$4,643	$1,305	$6,948	$2,661
AS Ajax E LLC	$2,553	$39	$2,837	$2
Loan pool LLCs	$1,200	$232	$1,201	$161
Great Ajax FS LLC	$71,477	$59,949	$78,375	$66,324
Gaea Real Estate Corp.	$167,591	$73,499	$162,933	$58,185

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	For the year ended December 31,
Net income/(loss) at the Company's share	2023	2022	2021
Thetis Asset Management LLC	$376	$(130)	$653
AS Ajax E LLC	$40	$20	$33
Loan pool LLCs	$(28)	$(44)	$(51)
Great Ajax FS LLC	$(150)	$(560)	$(109)
Gaea Real Estate Corp.	$(1,898)	$(707)	$51
The accompanying notes are an integral part of the consolidated financial statements.

	December 31, 2023		December 31, 2022
Assets and liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$919	$258	$1,376	$527
AS Ajax E LLC	$420	$6	$467	$—
Loan pool LLCs	$480	$93	$480	$64
Great Ajax FS LLC	$6,854	$5,748	$6,270	$5,306
Gaea Real Estate Corp.	$37,272	$16,346	$35,894	$12,818

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. At both December 31, 2023 and 2022, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. At both December 31, 2023 and 2022, the Company held a 50.0% ownership in the remaining loans held by 2017-D. Great Ajax II REIT wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. At both December 31, 2023 and 2022, Great Ajax II REIT was 99.9% owned by the Company. Similarly, as of December 31, 2023 and 2022, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E.

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

At December 31, 2023, the Company had a commitment to purchase, subject to due diligence, one RPL secured by a single-family residence with aggregated UPB of $0.7 million. See Note 16 — Subsequent Events, for remaining open acquisitions as of the filing date.

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

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. There were no repurchases of preferred stock during the years ended December 31, 2023 and 2021. Also, during the year ended December 31, 2022, the Company repurchased and retired 4,549,328 of the outstanding warrants for $35.0 million. There were no warrants repurchased during the years ended December 31, 2023 and 2021. The remaining liability on the consolidated balance sheet at December 31, 2023 for the present value of the put liability on the remaining outstanding warrants is $16.6 million, representing the fair value of the put liability at the balance sheet date. As of December 31, 2023, the basis of the warrants was $16.6 million after accreting to the initial future put obligation of $15.7 million in July 2023, taking into account the 2022 redemptions. The warrants continue to accrue at a rate of 10.75% for the Series A Preferred Stock warrants and 13.00% for the Series B Preferred Stock warrants on the initial future put obligation with no compounding. The rate is determined by subtracting the dividend rate on the preferred stock from 18.0%. The expense is recognized in the Fair value adjustment on put option liability line of the Company's consolidated statements of operations. The following table sets forth the details of the Company's put option liability ($ in thousands):

	For the year ended December 31,
	2023	2022	2021
Beginning balance	$12,153	$23,667	$14,205
Fair value adjustments during the period	4,491	11,143	9,462
Repurchases	—	(22,657)	—
Ending balance	$16,644	$12,153	$23,667

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The Company has also entered into four repurchase facilities, as of December 31, 2023, substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are bonds retained from the Company's securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.

The Servicer services these mortgage loans pursuant to the terms of a Servicing Agreement by and between the Servicer and each buyer. Each Servicing Agreement has the same fees and expenses terms as the Company’s Servicing
The accompanying notes are an integral part of the consolidated financial statements.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	December 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Barclays - bonds(1)		$70,095	$101,041		7.03%
A Bonds	January 3, 2024	10,850	15,572		6.90%
	January 19, 2024	21,762	28,503		6.79%
	May 3, 2024	9,628	12,329		6.87%
	May 22, 2024	2,134	3,358		6.97%
B Bonds	January 26, 2024	3,027	4,998		7.68%
	March 13, 2024	13,398	20,121		7.13%
	May 3, 2024	3,608	6,185		7.70%
	May 22, 2024	4,312	7,565		7.57%
M Bonds	May 3, 2024	281	499		7.05%
	May 22, 2024	1,095	1,911		7.17%
Nomura - bonds(1)		$68,623	$98,448		6.98%
A Bonds	January 26, 2024	35,184	47,149		7.02%
	February 15, 2024	5,079	7,449		6.93%
	March 28, 2024	17,019	23,238		6.74%
	January 26, 2024	1,024	1,761		7.31%
B Bonds	February 15, 2024	3,002	5,149		7.33%
	March 28, 2024	3,900	6,413		7.30%
M Bonds	January 26, 2024	2,307	5,177		7.30%
	March 28, 2024	1,108	2,112		6.90%
JP Morgan - bonds(1)		$33,564	$53,978		6.90%
A Bonds	February 28, 2024	9,632	12,633		6.73%
	February 28, 2024	6,598	11,140		7.13%
B Bonds	January 4, 2024	13,541	22,813		6.82%
M Bonds	January 22, 2024	3,290	6,497		7.23%
	February 28, 2024	503	895		7.03%
Nomura - loans(2)	October 5, 2024	$193,060	$277,632		7.79%
JP Morgan - loans(3)	July 10, 2024	$10,403	$14,656		8.38%
Totals/weighted averages		$375,745	$545,755	(4)	7.44%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2023.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2023 was $400.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2023 was $150.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company's balance sheet for GAAP as of December 31, 2023.

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

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of December 31, 2023 and 2022, the Company had $3.8 million and $5.2 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at December 31, 2023 and 2022 in the table below ($ in thousands):

The accompanying notes are an integral part of the consolidated financial statements.

	Gross amounts not offset in balance sheet
	December 31, 2023	December 31, 2022
Gross amount of recognized liabilities	$375,745	$445,855
Gross amount of loans and securities pledged as collateral	541,999	628,187
Other prepaid collateral	3,756	5,152
Net collateral amount	$170,010	$187,484

Secured Borrowings

From its inception (January 30, 2014) to December 31, 2023, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at December 31, 2023. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has retained the subordinated notes and the applicable trust certificates from one non-rated secured borrowing outstanding at December 31, 2023.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at December 31, 2023. The Company’s rated secured borrowings are designated in the table below.

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

The following table sets forth the original terms of notes from the Company's secured borrowings outstanding at December 31, 2023 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination
The accompanying notes are an integral part of the consolidated financial statements.

of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at December 31, 2023 and 2022, and the securitization cutoff date ($ in thousands):

	Balances at December 31, 2023				Balances at December 31, 2022				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$99,367	$67,739		147%	$105,387	$76,016		139%	$193,301	$156,670
2019-F	96,870	57,936		167%	105,102	66,522		158%	170,876	127,673
2020-B	100,245	63,574		158%	107,011	70,339		152%	156,468	114,534
2021-A	127,250	102,057		125%	138,006	113,929		121%	206,506	175,116
2021-B	204,883	123,032		167%	220,320	145,073		152%	287,882	215,912
	$628,615	$414,338	(1)	152%	$675,826	$471,879	(1)	143%	$1,015,033	$789,905

(1)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $3.1 million and $4.7 million as of December 31, 2023 and 2022.
Notes

2024 Notes (Convertible Senior Notes)

At December 31, 2023 and 2022, the Company's 2024 Notes had carrying values of $103.5 million and $104.3 million, respectively. The 2024 Notes bear interest at a rate of 7.25% per annum, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes will mature on April 30, 2024, unless earlier repurchased, converted or redeemed. During certain periods and subject to certain conditions the 2024 Notes will be convertible by their holders into shares of the Company's common stock at a conversion rate of 1.7405 shares of common stock per $25.00 principal amount of the 2024 Notes, which represents a conversion price of approximately $14.36 per share of common stock. The conversion rate, and thus the conversion price, may be subject to adjustment under certain circumstances. As of December 31, 2023, the amount by which the if-converted value falls short of the principal value for the entire series is $65.3 million.

At December 31, 2023 and 2022, the outstanding aggregate principal amount of the 2024 Notes was $103.5 million and $104.5 million, respectively, and discount and deferred expenses were zero and $0.3 million, respectively. During the years ended December 31, 2023 and 2022, the Company recognized interest expense on its outstanding 2024 Notes of $7.5 million and $8.4 million, respectively, which includes $0.3 million and $0.8 million of amortization of discount and deferred expenses, respectively. The effective interest rates of the 2024 Notes for the years ended December 31, 2023 and 2022 were 7.25% and 8.03%, respectively.

During 2023, the Company repurchased $1.0 million aggregate principal of its 2024 Notes for a total purchase price of $1.0 million. Comparatively, during 2022, the Company repurchased $0.1 million aggregate principal of its 2024 Notes for a total purchase price of $0.1 million.

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

Coupon interest on the 2024 Notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated balance sheets as a reduction of the carrying value of the 2024 Notes, and are amortized to interest expense on an effective yield basis through April 30, 2023. The Company assumes the debt will be converted at the specified conversion date for purposes of amortizing issuance costs because the Company believes such conversion will be in the economic interest of the holders. No sinking fund has been established for redemption of the principal but the Company has entered into a term loan agreement with NIC RMBS to support redemption of the notes on April 30, 2024. See Note 16 — Subsequent Events.

2027 Notes (Unsecured Notes)
The accompanying notes are an integral part of the consolidated financial statements.

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and are included in the Company's liabilities in its consolidated balance sheet at December 31, 2023. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds is expected to be used for general corporate purposes.

At December 31, 2023, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $3.2 million. At December 31, 2022, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $4.0 million. During the year ended December 31, 2023, the Company recognized interest expense on the 2027 Notes of $10.6 million, which includes $0.9 million of amortization of discount and deferred expenses. The effective interest rate for the 2027 Notes for the year ended December 31, 2023 was 9.96%.

The following table summarizes the Company's long term maturities ($ in thousands):

Year	Debt instrument	As of December 31, 2023
2024	2024 Notes (Convertible Senior Notes)	$103,516
2025		$—
2026		$—
2027	2027 Notes (Unsecured Notes)	$110,000
2028		$—

Note 10 — Related Party Transactions

The Company’s consolidated statements of income included the following significant related party transactions ($ in thousands):

Transaction	Consolidated Statement of Operation location	Counterparty	For the year ended December 31, 2023
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$17,556
Management fee	Related party expense – management fee	Manager	$7,769
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$7,269
Affiliate loan interest income	Interest income	Servicer	$523
Income from equity investment	(Loss)/income from investment in affiliates, net	Manager	$376
Affiliate loan interest income	Interest income	Gaea	$80
Income from equity investment	(Loss)/income from investment in affiliates, net	AS Ajax E LLC	$40
Loss from equity investment	(Loss)/income from investment in affiliates, net	Loan pool LLCs	$(28)
Loss from equity investment	(Loss)/income from investment in affiliates, net	Servicer	$(150)
The accompanying notes are an integral part of the consolidated financial statements.

Transaction	Consolidated Statement of Operation location	Counterparty	For the year ended December 31, 2023
Loss from equity investment	(Loss)/income from investment in affiliates, net	Gaea	$(1,898)
Loss on sale of securities	Other (loss)/income	Various non-consolidated joint ventures	$(3,347)
Loss from joint venture re-securitization on beneficial interests	Loss on joint venture refinancing on beneficial interests	Various non-consolidated joint ventures	$(11,024)

Transaction	Consolidated Statement of Operation location	Counterparty	For the year ended December 31, 2022
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$21,250
Management fee	Related party expense – management fee	Manager	$8,326
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$7,960
Affiliate loan interest income	Interest income	Servicer	$263
Income from equity investment	(Loss)/income from investment in affiliates, net	AS Ajax E LLC	$20
Loss from equity investment	(Loss)/income from investment in affiliates, net	Loan pool LLCs	$(44)
Loss from equity investment	(Loss)/income from investment in affiliates, net	Manager	$(130)
Loss from equity investment	(Loss)/income from investment in affiliates, net	Servicer	$(560)
Loss from equity investment	(Loss)/income from investment in affiliates, net	Gaea	$(707)
Loss on sale of securities	Other (loss)/income	Various non-consolidated joint ventures	$(4,775)
Loss from joint venture re-securitization on beneficial interests	Loss on joint venture refinancing on beneficial interests	Various non-consolidated joint ventures	$(6,115)

The accompanying notes are an integral part of the consolidated financial statements.

Transaction	Consolidated Statement of Operation location	Counterparty	For the year ended December 31, 2021
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$31,058
Management fee	Related party expense – management fee	Manager	$9,116
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$7,433
Income from equity investment	(Loss)/income from investment in affiliates, net	Manager	$653
Affiliate loan interest income	Interest income	Gaea	$248
Gain on sale of securities	Other (loss)/income	Various non-consolidated joint ventures	$201
Gain on sale of mortgage loans	Other (loss)/income	2021-C	$122
Income from equity investment	(Loss)/income from investment in affiliates, net	Gaea	$51
Affiliate loan interest income	Interest income	Servicer	$37
Income from equity investment	(Loss)/income from investment in affiliates, net	AS Ajax E LLC	$33
Loss from equity investment	(Loss)/income from investment in affiliates, net	Loan pool LLCs	$(51)
Loss from equity investment	(Loss)/income from investment in affiliates, net	Great Ajax FS	$(109)

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

Transaction	Consolidated Balance Sheet location	Counterparty	For the year ended December 31, 2023
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$104,162
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$12,591
Affiliate loan receivable and interest	Prepaid expenses and other assets	Gaea	$7,545
Receivables from Servicer	Receivable from servicer	Servicer	$7,307
Management fee payable	Management fee payable	Manager	$1,998
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$89

Transaction	Consolidated Balance Sheet location	Counterparty	For the year ended December 31, 2022
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$134,552
Receivables from Servicer	Receivable from servicer	Servicer	$7,450
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$1,869
Management fee payable	Management fee payable	Manager	$1,720
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$101

The accompanying notes are an integral part of the consolidated financial statements.

The Company acquires debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issue senior notes and beneficial interests and in certain transactions, the joint ventures also issue subordinated notes. As of December 31, 2023, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $131.6 million, $59.7 million and $104.2 million, respectively. As of December 31, 2022, the investments in debt securities AFS and beneficial interests were carried on the Company's consolidated balance sheet at $257.1 million and $134.6 million, respectively.

During the year ended December 31, 2023, the Company recorded a loss of $10.0 million on its beneficial interests due to the refinancing of eight joint ventures that were redeemed or partially paid down and the underlying loans were re-securitized to form 2023-B and -C. Although the Company retained approximately a proportionate investment in the securities issued by 2023-B and -C, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the eight joint ventures to 2023-B and -C.

Also, during the year ended December 31, 2023, the Company re-securitized 2019-E, -G and -H into 2023-A and incurred a loss of $1.0 million on its beneficial interests in 2019-H. Although the Company retained a proportionate interest in the underlying mortgage loans and related cash flows, the beneficial interests are accounted for as distinct legal securities and were received through a combination of the beneficial interests in 2023-A and the loss recorded represents the mark to market adjustment on the sale of the underlying loans to 2023-A.

During the year ended December 31, 2022, the Company recorded a loss of $4.0 million on its beneficial interests in 2018-D and -G when the underlying mortgage loans were re-securitized into 2022-A. Also, during the year ended December 31, 2022, the Company recorded a loss of $2.1 million on its beneficial interests in 2019-A and -B when the underlying mortgage loans were re-securitized into 2022-B. Although the Company retained a proportionate interest in the underlying mortgage loans and related cash flows in the new trusts, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans to 2022-A and 2022-B.

During the year ended December 31, 2023, the Company sold senior notes issued by certain joint ventures and recognized a loss of $3.3 million, which was recorded net to accumulated other comprehensive loss. Comparatively, during the year ended December 31, 2022, the Company sold senior notes issued by certain joint ventures and recognized a loss of $4.8 million. The Company sold no senior notes issued by joint ventures during the year ended December 31, 2021.

During November 2023, the Company renewed a promissory note with the Servicer under which the Servicer can borrow up to $12.0 million, secured by real property owned by a subsidiary of securitization trusts. Interest on the arrangement accrues at SOFR plus 300 basis points annually. At December 31, 2023 and 2022, the amount outstanding on the note and interest was $9.3 million and $1.1 million, respectively.

Also during November 2023, the Company renewed a promissory note with the Servicer under which the Servicer can borrow up to $3.5 million secured by equity in servicing advances owned by the Servicer, which are first in priority for reimbursement from loan payments. Interest on the arrangement accrues at SOFR plus 300 basis points. The note was originally executed on December 9, 2021 and was secured by securities held by the Servicer. At December 31, 2023 and 2022, the amount outstanding on the note and interest was $3.3 million and $0.7 million, respectively.

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

During January 2023, the Company contributed an additional $0.7 million equity interest in GAFS. As of December 31, 2023 and 2022, the Company's ownership of GAFS was 9.5% and 8.0%, respectively. The Company accounts for its investment using the equity method.

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

On October 25, 2023, the Company became a party to a promissory note with Gaea under which Gaea can borrow up to $11.0 million on a revolving line of credit from the Company. Funds advanced to Gaea accrue interest based on one month SOFR plus 300 basis points annually and are secured by a Gaea's portfolio of commercial mortgage loans. As of December 31, 2023, the amount outstanding on the note and interest was $7.5 million.

During the year ended December 31, 2021, the Company sold 760 loans with a carrying value of $129.2 million and UPB of $133.8 million to a joint venture formed between the Company and a third party institutional investor, and retained various classes of securities from the joint venture.

During November 2019 and January 2022, Gaea completed two private capital raises and has raised a total of $96.3 million and issued 6,247,794 shares of its common stock and warrants to third parties to advance its investment strategy. The Company has a total investment of $25.5 million in Gaea and has received 1,704,436 shares of common stock and 371,103 warrants. Also, during the year ended December 31, 2023, GA-TRS received an additional 20,991 shares of Gaea common stock for $0.3 million due to the termination of Gaea's management agreement, which increased the Company's ownership. At December 31, 2023, the Company owned approximately 22.2% of Gaea with third party investors owning the remaining 77.8%. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. During the year ended December 31, 2020, one of the loan pool LLCs sold its remaining loans. Also, during the year ended December 31, 2022, another loan pool LLCs sold its remaining loans to the Company for a purchase price of $0.3 million and UPB of $0.4 million. At both December 31, 2023 and 2022, the Company’s ownership interest was approximately 40.0% in one loan pool LLC managed by the Servicer. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and other residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At both December 31, 2023 and 2022, the Company’s ownership interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock paid out of taxable income and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock paid out of taxable income, special cash dividends on its common stock paid out of taxable income and increase in book value within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee is payable in shares of the Company's common stock at its discretion and any until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company's common stock and 80% of the remaining incentive fee is payable in cash. Notwithstanding the foregoing, the Company may elect to pay the incentive fee entirely in cash at its discretion. During the years ended December 31, 2023 and 2021, the Company recorded no incentive fee payable to the Manager. Comparatively, during the year ended December 31, 2022, the Company recorded incentive fees payable to the Manager of $0.3 million, of which none was settled in shares of its common stock.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base management fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. The Company recognized a base management fee to the Manager for the year ended December 31, 2023 of $7.8 million, of which zero were settled in shares of its common stock. Comparatively, for the year ended December 31, 2022, the Company recognized base management fees of $8.2 million, of which 39,558 were settled in shares of its common stock in satisfaction of a component of the base management fee for the fourth quarter of 2021 that was approved by the Board during the first quarter of 2022. During the year ended December 31, 2021, the Company recognized base management fees of $9.1 million, all of which was payable in cash.

Also, during the years ended December 31, 2023 and 2021, the Company recorded no incentive fee. Comparatively, during the year ended December 31, 2022, the Company recorded an incentive fee of $0.3 million of which none was settled in shares of its common stock.

Additionally, each of the Company's independent directors received an annual retainer of $140,000, payable quarterly, 50% of which is payable in shares of the Company's common stock and 50% in cash. However, the Company has the option to pay the annual retainer with up to 100% in cash at its discretion, and pay the remainder in shares of its common stock.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the year ended December 31,
	2023		2022			2021
	Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized		Number of shares	Amount of expense recognized
Independent director fees	13,020	$88	36,370	$350		15,020	$200
Management fees	—	—	39,558	—	(1)	—	—
Total	13,020	$88	75,928	$350		15,020	$200

(1)Management fees were fully expensed during the fourth quarter of 2021, the period in which the services were provided. However, the shares associated with these services were approved and issued by the Board during the first quarter of 2022.

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. During the years ended December 31, 2023, 2022 and 2021, the Company granted 28,562, 210,615 and 152,700 shares of its common stock, which have vesting periods up to four years. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

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

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth the table below:

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
December 31, 2020 outstanding unvested share grants	163,083		$11.07	—		$—
Shares vested	(65,750)		11.72	(10,000)		12.48
Shares forfeited	(21,668)		11.41	—		—
Shares granted	152,700		12.79	18,000		12.53
December 31, 2021 outstanding unvested share grants	228,365		$12.00	8,000		$12.60
Shares vested	(77,214)		11.92	(8,000)		12.60
Shares forfeited	(51,504)		11.76	—		—
Shares granted	210,615		10.41	—		—
December 31, 2022 outstanding unvested share grants	310,262		$10.98	—		$—
Shares vested	(147,491)		10.93	—		—
Shares forfeited	(32,189)		10.49	—		—
Shares granted	28,562		6.64	25,000		7.15
December 31, 2023 outstanding unvested share grants	159,144	(1)	$10.35	25,000	(2)	$7.15

(1)Weighted average remaining life of unvested shares for employee and service provider grants at December 31, 2023 is 1.5 years.
(2)Weighted average remaining life of unvested shares for director grants at December 31, 2023 is 1.2 years.

The following table presents the expenses for the Company's restricted stock plan ($ in thousands):

	For the year ended December 31,
	2023	2022	2021
Restricted stock grants	$1,347	$1,147	$900
Director grants	74	33	192
Total expenses for plan grants	$1,421	$1,180	$1,092

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

For the year ended December 31, 2023, the Company had consolidated taxable income of $2.4 million and income tax expense of $0.2 million. For the year ended December 31, 2022, the Company had consolidated taxable income of $32.9 million and income tax expense of $2.8 million. For the year ended December 31, 2021, the Company had consolidated taxable income of $35.4 million and provision for income taxes of $0.3 million. As of December 31, 2023 and 2022, the Company recognized a deferred tax asset of $0.5 million and $0.4 million, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	For the year ended December 31, 2023
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net loss attributable to common stockholders	$(49,261)	24,286,999
Allocation of earnings to participating restricted shares	537	—
Consolidated net loss attributable to unrestricted common stockholders	$(48,724)	24,286,999	$(2.01)
Effect of dilutive securities(1,2,3)
Diluted EPS
Consolidated net loss attributable to common stockholders and dilutive securities	$(48,724)	24,286,999	$(2.01)

(1)The Company's outstanding warrants for an additional 1,950,672 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the year ended December 31, 2023, and have not been included in the calculation.
(2)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the year ended December 31, 2023 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of interest expense and assumed conversion of shares from convertible notes on the Company diluted EPS calculation for the year ended December 31, 2023 would have been anti-dilutive and have been removed from the calculation.

	For the year ended December 31, 2022
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

Note 14 — Equity

Common Stock

As of December 31, 2023 and 2022, the Company had 27,460,161 and 23,130,956 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each year end.

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

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock was repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. There were no repurchases of preferred stock during the years ended December 31, 2023 and 2021.

At both December 31, 2023 and 2022, the Company had 424,949 shares of series A preferred stock and 1,135,590 shares of series B preferred stock outstanding. There were 25,000,000 shares, cumulative for all series, authorized as of both December 31, 2023 and 2022.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

As of December 31, 2023, the Company held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of the Company's shares previously held by its Manager, 361,912 shares received through its Servicer and 525,039 shares acquired through open market purchases. As of December 31, 2022, the Company held 1,031,609 shares of treasury stock consisting of 144,658 shares received through distributions of the Company's shares previously held by its Manager, 361,912 shares received through its Servicer and 525,039 shares acquired through open market purchases.

The accompanying notes are an integral part of the consolidated financial statements.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. The Company issued zero shares during the year ended December 31, 2023. Comparatively, during the year ended December 31, 2022, 27,154 shares were issued under the plan for total proceeds of approximately $0.3 million.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2023, 2,621,742 shares were sold under the At the Market program for total net proceeds of approximately $17.2 million. Comparatively, during the year ended December 31, 2022, 613,337 shares were sold under the At the Market program for total net proceeds of approximately $4.8 million. The Company is deploying the net proceeds to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

Accumulated Other Comprehensive Loss

The Company recognizes unrealized gains or losses on its investment in debt securities AFS as components of other comprehensive (loss)/income. Additionally, other comprehensive loss includes unrealized gains or losses associated with the transfer of the Company's investment in debt securities from AFS to HTM. These amounts are subsequently amortized from other comprehensive loss into earnings over the same period as the related unamortized discount. Total accumulated other comprehensive (loss)/income on the Company’s balance sheet at December 31, 2023 and 2022 was as follows ($ in thousands):

Investment in securities:	December 31, 2023	December 31, 2022
Unrealized gains on debt securities available-for-sale	$637	$—
Unrealized losses on debt securities available-for-sale	(8,675)	(25,649)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(5,989)	—
Accumulated other comprehensive loss	$(14,027)	$(25,649)

Non-controlling Interest

At both December 31, 2023 and 2022, the Company had non-controlling interests attributable to ownership interests for three legal entities.

At both December 31, 2023 and 2022, the Company's ownership interest is approximately 53.1% of AS Ajax E II and it consolidates the assets, liabilities, revenues and expenses of the entity.

At both December 31, 2023 and 2022, the Company's ownership interest is approximately 50.0% of 2017-D and it consolidates the assets, liabilities, revenues and expenses of the trust.

At both December 31, 2023 and 2022, the Company's ownership interest is approximately 99.9% of Great Ajax II REIT and it consolidates the assets, liabilities, revenues and expenses of the entity.

At both December 31, 2023 and 2022, the Company owned 100.0% of 2018-C as the 37.0% non-controlling ownership was purchased by the Company during the year ended 2021 and the non-controlling interest was derecognized from the Company's balance sheet.

The accompanying notes are an integral part of the consolidated financial statements.

The following table sets forth the effects of changes in the Company's ownership interest due to transfers to or from non-controlling interest ($ in thousands):

	For the year ended December 31,
	2023	2022	2021
Decrease from redemption of 2018-C	$—	$—	$(8,306)
Decrease from the distribution of 2017-D	—	(871)	(17,186)
Change in non-controlling interest	$—	$(871)	$(25,492)
Note 15 — Quarterly Financial Information (unaudited):

The following table sets forth the Company's quarterly financial information ($ in thousands):

For the year ended December 31, 2023	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenue, net	$540	$(2,414)	$1,053	$(16,253)
Loss before provision for income taxes	$(7,271)	$(11,281)	$(5,617)	$(22,545)
Consolidated net loss attributable to common stockholders	$(7,941)	$(12,034)	$(6,089)	$(23,197)
Basic loss per common share	$(0.34)	$(0.51)	$(0.25)	$(0.86)
Diluted loss per common share	$(0.34)	$(0.51)	$(0.25)	$(0.86)

For the year ended December 31, 2022	First quarter	Second quarter	Third quarter	Fourth quarter
Total revenue, net	$14,971	$8,768	$10,522	$1,375
Income/(loss) before provision for income taxes	$5,605	$(4,522)	$(7,133)	$(6,051)
Consolidated net income/(loss) attributable to common stockholders	$3,586	$(9,181)	$(16,249)	$(6,835)
Basic earnings/(loss) per common share	$0.15	$(0.40)	$(0.71)	$(0.30)
Diluted earnings/(loss) per common share	$0.15	$(0.40)	$(0.71)	$(0.30)

Note 16 — Subsequent Events

This year, to date, the Company has distributed $0.76 per share in dividends. On February 26, 2024, the Company's Board of Directors declared a dividend of $0.10 per share to be paid on March 29, 2024 to stockholders of record as of March 15, 2024.

In late February 2024, the Company identified mortgage loans that it proposed to market for sale. These include loans that are on its repurchase lines of credit, as well as loans included in Ajax Mortgage Loan Trust 2021-B and that in aggregate have a UPB of approximately $330.0 million and a carrying value of approximately $320.0 million. The Company anticipates that it will record a loss in connection with any loans it ultimately sells; any such loss would likely be recorded and reflected in the Company's March 31, 2024 financial statements. For each $100.0 million of loans sold, the Company anticipates that it may record a $10.0 million loss. The Company's decision to market these loans for sale was based on market uncertainty and the upcoming maturity of our convertible notes.

On February 26, 2024, the Company entered into a $70.0 million term loan with NIC RMBS. The term loan will be accompanied by the future issuance of warrants to Rithm or one of its affiliates to purchase Company common stock, which warrants will be detachable. The warrants will, if exercised, be struck at a premium to the Company’s trailing five-day average closing stock price as of February 26, 2024, and the number of shares of Company common stock for which the warrants may be exercised will equal the greater of 50% of (i) the amount drawn under the term loan and (ii) $35.0 million, in each case, divided by the exercise price per share. Additionally, subject to receipt of approval of a majority of the Company’s stockholders and the satisfaction of certain other closing conditions, Rithm or one of its affiliates has agreed to purchase $14.0 million of the Company's common stock at a price of $4.87 per share, the proceeds of which would be used to pay down the $70.0 million term loan or repayment of the 2024 Notes.

The accompanying notes are an integral part of the consolidated financial statements.

In connection with the foregoing transaction and subject to receipt of approval of a majority of the Company's stockholders, the Company has agreed to terminate its existing management contract with the Manager in exchange for approximately $16.0 million of Company’s common stock and enter into a new management agreement with RCM GA Manager LLC, a Rithm affiliate, which would become the manager. The Company delivered a termination notice to the Manager on February 26, 2024.

On February 26, 2024, the Company also entered into agreements to exchange our outstanding Preferred Stock for Company common stock and the Company settled its outstanding warrants in exchange for Company common stock, in each case, in accordance with such securities’ terms.

The accompanying notes are an integral part of the consolidated financial statements.

Schedule IV
Mortgage loans on real estate
December 31, 2023
($ in thousands)

Description (face value of loan)	Loan count	Interest rate	Maturity	Carrying amount of mortgages(1)	Principal amount subject to delinquent principal and interest	Amount of balloon payments at maturity
$0 – 49,999	603	0.00% - 12.00%	07/13/2021 - 08/01/2061	$17,848	$7,173	$1,003
$50,000 – 99,999	1,009	0.00% - 20.10%	06/01/2024 - 12/01/2062	74,142	29,754	1,125
$100,000 – 149,999	1,000	0.00% - 19.90%	07/01/2021 - 08/01/2065	118,359	48,064	1,708
$150,000 – 199,999	639	0.00% - 12.70%	06/01/2024 - 08/01/2065	106,469	44,424	1,278
$200,000 – 249,999	473	0.00% - 9.40%	08/01/2020 - 07/01/2064	101,648	43,245	1,862
$250,000+	1,299	0.00% - 25.90%	06/01/2023 - 05/01/2066	501,803	202,866	12,977
Total	5,023			$920,269	$375,526	$19,953

(1)The aggregate cost for federal income tax purposes is $1,011.1 million as of December 31, 2023.

The following table sets forth the activity in our mortgage loans ($ in thousands):

	January 1, 2023 through December 31, 2023
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$989,084	$—
Mortgage loans acquired	14,401	—
Accretion recognized	51,325	—
Payments received on loans, net	(129,230)	—
Net reclassifications (to)/from mortgage loans held-for-sale, net	(64,277)	64,277
Mark to market on loans held-for-sale	—	(8,559)
Reclassifications to REO	(2,379)	—
Decrease in net present value of expected credit losses on mortgage loans and lower of cost or market adjustment	5,597	—
Other	30	—
Ending carrying value	$864,551	$55,718
The accompanying notes are an integral part of the consolidated financial statements.