Form 10-Q
period 2024-03-31
Great Ajax Corp.
filed 2024-05-03
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

As of May 1, 2024, 36,982,966 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$100,054	$52,834
Mortgage loans held-for-sale, net(1)	368,288	55,718
Mortgage loans held-for-investment, net(1,2)	438,698	864,551
Real estate owned properties, net(3)	5,191	3,785
Investments in securities available-for-sale(4)	125,126	131,558
Investments in securities held-to-maturity(5)	54,085	59,691
Investments in beneficial interests(6)	88,577	104,162
Receivable from servicer	4,240	7,307
Investments in affiliates	28,300	28,000
Prepaid expenses and other assets	31,896	28,685
Total assets	$1,244,455	$1,336,291
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,7)	$399,699	$411,212
Borrowings under repurchase transactions	354,039	375,745
Convertible senior notes(7)	103,516	103,516
Notes payable, net(7)	107,059	106,844
Management fee payable	1,951	1,998
Warrant liability	2,054	16,644
Accrued expenses and other liabilities	19,901	9,437
Total liabilities	988,219	1,025,396
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 135,930 shares issued and zero outstanding at March 31, 2024 and 424,949 shares issued and outstanding at December 31, 2023(8)	—	9,411
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, 363,245 shares issued and zero outstanding at March 31, 2024 and 1,135,590 shares issued and outstanding at December 31, 2023(8)	—	25,143
Common stock $0.01 par value; 125,000,000 shares authorized, 36,992,019 shares issued and outstanding at March 31, 2024 and 27,460,161 shares issued and outstanding at December 31, 2023	380	285
Additional paid-in capital	408,732	352,060
Treasury stock	(9,557)	(9,557)
Retained deficit	(132,400)	(54,382)
Accumulated other comprehensive loss	(12,858)	(14,027)
Equity attributable to stockholders	254,297	308,933
Non-controlling interests(9)	1,939	1,962
Total equity	256,236	310,895
Total liabilities and equity	$1,244,455	$1,336,291
The accompanying notes are an integral part of the consolidated financial statements.

(1)Mortgage loans held-for-sale, net and mortgage loans held-for-investment, net include $623.2 million and $628.6 million of loans at March 31, 2024 and December 31, 2023, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include $0.4 million and $3.4 million of allowance for expected credit losses at March 31, 2024 and December 31, 2023, respectively.
(2)As of March 31, 2024 and December 31, 2023, balances for Mortgage loans held-for-investment, net include $0.2 million and $0.6 million, respectively, from a 50.0% owned joint venture, which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP").
(3)Real estate owned properties, net, are presented net of valuation allowances of $1.6 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively.
(4)Investments in securities available-for-sale (“AFS”) are presented at fair value. As of March 31, 2024, Investments in securities AFS include an amortized cost basis of $132.8 million and a net unrealized loss of $7.7 million. As of December 31, 2023, Investments in securities AFS include an amortized cost basis of $139.6 million and net unrealized loss of $8.0 million.
(5)On January 1, 2023, the Company transferred certain of its investments in securities to held-to-maturity ("HTM") due to European risk retention regulations. As of March 31, 2024, Investments in securities HTM includes an allowance for expected credit losses of zero and remaining discount of $5.2 million related to the unamortized unrealized loss in Accumulated other comprehensive income ("AOCI"). As of December 31, 2023, Investments in securities HTM includes an allowance for expected credit losses of zero and remaining discount of $6.0 million related to the unamortized unrealized loss in AOCI.
(6)Investments in beneficial interests includes allowance for expected credit losses of $9.1 million and $6.9 million at March 31, 2024 and December 31, 2023, respectively.
(7)Secured borrowings, net are presented net of deferred issuance costs of $2.8 million at March 31, 2024 and $3.1 million at December 31, 2023. Convertible senior notes are presented net of deferred issuance costs of zero at both March 31, 2024 and December 31, 2023. Notes payable, net are presented net of deferred issuance costs and discount of $2.9 million at March 31, 2024 and $3.2 million at December 31, 2023.
(8)The preferred shares issued but not outstanding are the preferred shares that were not redeemed with common stock and are pending approval by a vote of the Company's shareholders. The obligation to redeem these shares is currently recorded as $12.6 million in Accrued expenses and other liabilities on the Company's consolidated balance sheets at March 31, 2024.
(9)As of March 31, 2024, non-controlling interests includes $0.8 million from a 50.0% owned joint venture, $1.0 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates. As of December 31, 2023, non-controlling interests includes $0.8 million from a 50.0% owned joint venture, $1.0 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
($ in thousands except per share data)	March 31, 2024	March 31, 2023
INCOME
Interest income	$15,738	$18,456
Interest expense	(14,106)	(14,925)
Net interest income	1,632	3,531
Net (increase)/decrease in the net present value of expected credit losses	(4,230)	621
Net interest (loss)/income after the impact of changes in the net present value of expected credit losses	(2,598)	4,152
Income/(loss) from investments in affiliates	521	(98)
Loss on joint venture refinancing on beneficial interests	—	(995)
Mark to market loss on mortgage loans held-for-sale, net	(47,307)	—
Other income/(loss)	3	(2,519)
Total (loss)/revenue, net	(49,381)	540
EXPENSE
Related party expense – loan servicing fees	1,734	1,860
Related party expense – management fee	17,459	1,828
Professional fees	705	934
Fair value adjustment on put option liability and warrants	1,353	1,622
Other expense	2,445	1,614
Total expense	23,696	7,858
Gain on debt extinguishment	—	(47)
Loss before provision for income taxes	(73,077)	(7,271)
Provision for income taxes	915	93
Consolidated net loss	(73,992)	(7,364)
Less: consolidated net (loss)/income attributable to the non-controlling interest	(14)	30
Consolidated net loss attributable to the Company	(73,978)	(7,394)
Less: dividends on preferred stock	341	547
Consolidated net loss attributable to common stockholders	$(74,319)	$(7,941)
Basic loss per common share	$(2.41)	$(0.34)
Diluted loss per common share	$(2.41)	$(0.34)
Weighted average shares – basic	30,700,278	22,920,943
Weighted average shares – diluted	30,893,391	22,920,943

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
($ in thousands)	March 31, 2024	March 31, 2023
Consolidated net loss attributable to common stockholders	$(74,319)	$(7,941)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	374	3,853
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	795	2,033
Income tax expense related to items of other comprehensive income	—	—
Comprehensive loss	$(73,150)	$(2,055)

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
($ in thousands)	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(73,992)	$(7,364)
Adjustments to reconcile net income to net cash from operating activities
Stock-based management termination fee and compensation expense	15,777	600
Mark to market on mortgage loans held-for-sale, net	47,307	—
Discount accretion on mortgage loans	(1,925)	(1,713)
Interest and discount accretion on investment in debt securities	(2,220)	(2,464)
Discount accretion on investment in beneficial interests	(736)	(2,057)
Loss on sale of mortgage loans	438	—
Gain on debt extinguishment	—	(47)
Gain on sale of real estate owned properties	(8)	(91)
Loss on sale of securities	—	2,974
Impairment of real estate owned	396	111
Credit loss expense on mortgage loans and beneficial interests	43	44
Net increase/(decrease) in the net present value of expected credit losses	4,230	(621)
Loss on loans and joint venture refinancing on beneficial interests	—	995
Amortization of debt discount and prepaid financing costs	1,278	845
Undistributed (income)/loss from investment in affiliates	(521)	98
Fair value adjustment on put option liability and warrants	1,353	1,622
Net change in operating assets and liabilities
Prepaid expenses and other assets	(1,220)	(6,405)
Receivable from servicer	3,738	(2,172)
Accrued expenses, management fee payable, and other liabilities	(2,164)	(1,160)
Net cash from operating activities	(8,226)	(16,805)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	—	(604)
Principal paydowns on mortgage loans	13,489	21,482
Proceeds from sale of mortgage loans	50,132	—
Proceeds from refinancing and sale of securities available-for-sale and beneficial interests	—	29,413
Purchase of securities available-for-sale and beneficial interests	—	(16,335)
Principal and interest collection on debt securities available-for-sale and beneficial interests	21,801	17,721
Principal and interest collection on debt securities held-to-maturity	6,828	11,251
Proceeds from sale of property held-for-sale	222	1,052
Investment in equity method investments	—	(726)
Distribution from affiliates	221	252
Net cash from investing activities	92,693	63,506
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	33,235	13,376
Repayments on repurchase transactions	(54,941)	(40,578)
Repayments on secured borrowings	(11,833)	(12,963)

The accompanying notes are an integral part of the consolidated interim financial statements.

Repurchase of the Company's senior convertible notes	—	(952)
Sale of common stock, net of offering costs	—	2,427
Distribution to non-controlling interests	(9)	(34)
Dividends paid on common stock and preferred stock	(3,699)	(6,425)
Net cash from financing activities	(37,247)	(45,149)
NET CHANGE IN CASH AND CASH EQUIVALENTS	47,220	1,552
CASH AND CASH EQUIVALENTS, beginning of period	52,834	47,845
CASH AND CASH EQUIVALENTS, end of period	$100,054	$49,397
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,636	$14,894
Cash paid for income taxes	$2	$215
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net transfer of loans from mortgage held-for-investment, net to mortgage loans held-for-sale, net	$411,814	$—
Conversion of 2020 warrants for common shares	$18,677	$—
Common stock settled for management fee and compensation expense	$15,777	$600
Shares payable for preferred stock redemption	$12,599	$—
Issuance of 2024 warrants	$2,734	$—
Net transfer of loans to/(from) property held-for-sale	$2,015	$(169)
Amortization of unrealized loss on debt securities transferred to held-to-maturity	$795	$2,033
Other non-cash loan charges	$671	$—
Unrealized gain on available-for-sale securities	$374	$3,853
Transfer of debt securities from investments in securities available-for-sale to investments in securities held-to-maturity	$—	$83,022

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interest	Total equity
Balance at three months ended March 31, 2023
Balance at December 31, 2022	424,949	$9,411	1,135,590	$25,143	23,130,956	$241	$(9,532)	$322,439	$13,275	$(25,649)	$335,328	$2,137	$337,465
Net loss	—	—	—	—	—	—	—	—	(7,394)	—	(7,394)	30	(7,364)
Sale of shares	—	—	—	—	345,578	4	—	2,423	—	—	2,427	—	2,427
Stock-based compensation expense	—	—	—	—	32,912	—	—	600	—	—	600	—	600
Dividends declared ($0.25 per share) and distributions	—	—	—	—	—	—	—	—	(6,425)	—	(6,425)	(34)	(6,459)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	2,033	2,033	—	2,033
Other comprehensive income	—	—	—	—	—	—	—	—	—	3,853	3,853	—	3,853
Balance at March 31, 2023	424,949	$9,411	1,135,590	$25,143	23,509,446	$245	$(9,532)	$325,462	$(544)	$(19,763)	$330,422	$2,133	$332,555

Balance at three months ended March 31, 2024
Balance at December 31, 2023	424,949	$9,411	1,135,590	$25,143	27,460,161	$285	$(9,557)	$352,060	$(54,382)	$(14,027)	$308,933	$1,962	$310,895
Net loss	—	—	—	—	—	—	—	—	(73,978)	—	(73,978)	(14)	(73,992)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interest	Total equity
Exchange of preferred shares and warrants	(424,949)	(9,411)	(1,135,590)	(25,143)	9,464,524	95	—	40,895	(341)	—	6,095	—	6,095
Stock-based management termination fee expense	—	—	—	—	—	—	—	15,506	—	—	15,506	—	15,506
Stock-based compensation expense	—	—	—	—	67,334	—	—	271	—	—	271	—	271
Dividends declared ($0.10 per share) and distributions	—	—	—	—	—	—	—	—	(3,699)	—	(3,699)	(9)	(3,708)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	795	795	—	795
Other comprehensive income	—	—	—	—	—	—	—	—	—	374	374	—	374
Balance at March 31, 2024	—	$—	—	$—	36,992,019	$380	$(9,557)	$408,732	$(132,400)	$(12,858)	$254,297	$1,939	$256,236

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation (the “Company”), is an externally managed real estate company formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company facilitates capital raising activities and operates as a mortgage real estate investment trust (“REIT”). The Company primarily targets acquisitions of (i) re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) non-performing loans ("NPLs"), which are residential mortgage loans on which the most recent three payments have not been made. The Company may acquire RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures are structured as securitization trusts, of which the Company acquires debt securities and beneficial interests. The Company may also acquire or originate small balance commercial loans (“SBC loans”). The SBC loans that the Company opportunistically targets generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, the Company invests in single-family and smaller commercial properties directly either through a foreclosure event of a loan in its mortgage portfolio or, less frequently, through a direct acquisition. The Company’s manager is Thetis Asset Management LLC (the “Manager” or “Thetis”), an affiliated company. The Company currently owns 19.8% of the Manager and 9.7% of Great Ajax FS LLC ("GAFS" or "The Parent of the Servicer") which owns substantially all of the interest in Gregory Funding LLC ("Gregory" or the "Servicer"), the Company's loan and real property servicer that is also an affiliated company. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

On February 26, 2024, the Company entered into a $70.0 million term loan (the "Credit Agreement") with NIC RMBS LLC (“NIC RMBS”), an affiliate of Rithm Capital Corp. (together with its subsidiaries, "Rithm"). For a full description of the Credit Agreement’s terms, conditions and covenants, see the section titled “The Transaction — Credit Agreement” in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2024. The term loan is accompanied by the Company’s agreement to issue a certain number of warrants to Rithm or one of its affiliates to purchase Company common stock, which warrants are detachable. See Note 8 — Commitments and Contingencies. Additionally, subject to receipt of approval of a majority of the Company’s stockholders and the satisfaction of certain other closing conditions, Rithm or one of its affiliates has agreed to purchase $14.0 million of the Company's common stock at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company's common stock on the NYSE as of the date of the Securities Purchase Agreement, entered into on February 26, 2024 by the Company, the Operating Partnership (as defined herein), the Manager and Rithm (the “Securities Purchase Agreement”)). In connection with the foregoing transaction and subject to receipt of approval of a majority of the Company's stockholders, the Company has agreed to enter into a new management agreement with RCM GA Manager LLC, a Rithm affiliate (“RCM GA”), which would become the Company's new external manager and terminate its existing management contract with the Manager in exchange for approximately $15.5 million of the Company’s common stock to be issued to the Manager.

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. GA-TRS LLC ("GA-TRS") is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Manager and the Parent of the Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the Code. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and the Company has determined that it is the primary beneficiary of many of these VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned (“REO”) properties acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate Corp. is a wholly-owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX Real Estate Corp. as a TRS under the Code.
The accompanying notes are an integral part of the consolidated interim financial statements.

The Operating Partnership, through interests in certain entities, as of March 31, 2024, held 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of March 31, 2024, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). The Company has securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. Also, during the year ended December 31, 2023, GA-TRS received an additional 20,991 shares of Gaea common stock for $0.3 million due to the termination of Gaea's management agreement, which increased the Company's ownership. At March 31, 2024, the Company owned approximately 22.2% of Gaea's total shares outstanding. The Company accounts for its investment in Gaea under the equity method.

Basis of Presentation and Use of Estimates

The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 28, 2024.

Interim financial statements are unaudited and prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024. The consolidated interim financial statements have been prepared in accordance with U.S. GAAP, as contained within the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC, as applied to interim financial statements.

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. AS Ajax E II LLC ("AS Ajax E II") holds a 5.0% interest in a Delaware trust that owns residential mortgage loans and residential real estate assets; AS Ajax E II is 53.1% owned by the Company at both March 31, 2024 and December 31, 2023. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings is 99.9% owned by the Company as of March 31, 2024 and December 31, 2023. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

As of March 31, 2024 and December 31, 2023, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a REMIC.

During January 2023, the Company contributed an additional $0.7 million equity interest in GAFS. As of both March 31, 2024 and December 31, 2023, the Company's ownership of GAFS was 9.7%.

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company’s 19.8% ownership of the Manager and 9.7% ownership of GAFS are accounted for using the equity method because the Company can exercise influence on the operations of these entities through common officers and directors. There is no traded or quoted price for the interests in either the Manager or GAFS.

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

Mortgage Loans Held-for-sale

From time to time the Company will identify specific loans that it will sell. When the loans are identified and a plan to sell the loans are in place, the Company will reclassify the loans from Mortgage Loans held-for-investment, net to Mortgage loans held-for-sale, net. When a loan is designated as held-for-sale, it is held at the lower of amortized cost or fair value with any mark to market adjustment recorded on the Company's consolidated statements of operations.

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

The Company recognizes income on the AFS debt securities using the effective interest method. Historically, the notes have been classified as AFS and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive loss. The Company marks its investments to fair value using prices received from its financing counterparties and believes any unrealized losses on its debt securities are expected to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of operations.

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

Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value. Unrealized gains or losses recorded to accumulated other comprehensive loss for the transferred securities continue to be reported in accumulated other comprehensive loss and are amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value.

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

Preferred Stock

During the year ended December 31, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock. The shares had a liquidation preference of $25.00 per share.

The accompanying notes are an integral part of the consolidated interim financial statements.

During the year ended December 31, 2022, the Company completed a series of preferred share repurchases. The Company repurchased and retired 1,882,451 shares of its 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,757,010 shares of its 5.00% Series B Fixed-to-Floating Rate Preferred Stock.

During the three months ended March 31, 2024, the Company exchanged the remaining 424,949 shares of its outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of its outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for newly issued shares of its common stock. Of the 12,046,218 shares, 9,464,524 shares of its common stock were issued during the three months ended March 31, 2024 and the remaining 2,581,694 shares of its common stock will only be issued following the approval of a majority of the Company's stockholders during its 2024 annual and special meeting of stockholders. The Company recorded a $12.6 million liability to account for the shares payable to the preferred holders.

Warrants

As part of the Company’s capital raise transactions during the three months ended June 30, 2020, the Company issued two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share.

The warrants included a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability on the Company's consolidated balance sheets with an original basis of $9.5 million. Because the warrants have been substantially out of the money since issuance, the Company assumed the put option would be exercised and accreted the liability to the initial redemption value. During the year ended December 31, 2022, the Company repurchased and retired a portion of its warrants. The remaining warrants continued to accrete to their redemption value in July 2023. During the three months ended March 31, 2024, the Company entered into exchange agreements with the current holders of the remaining outstanding warrants, pursuant to which the Company acquired all of the remaining outstanding warrants.

As part of the Rithm transaction, the Company agreed to issue to Rithm or one of its affiliates five-year warrants to purchase a maximum of $35.0 million shares of the Company’s common stock at $5.36 per share. The maximum amount of shares for which the warrants may be exercised will equal the greater of 50% of (i) the amount the Company draws on the Credit Agreement and (ii) $35.0 million. Based on maximum available draw, the Company expects it will issue $17.5 million shares. The Company recorded the warrants at fair value on the transaction date with an offset to deferred issuance costs. The warrants will be accounted for as a liability at fair value with any changes in fair value recorded in earnings. The deferred issuance costs will be amortized over the draw period as an expense. The draw period is 125 days.

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

Convertible Senior Notes

During 2017 and 2018, the Company completed the public offer and sale of its convertible senior notes due 2024 (the "2024 Notes"). At both March 31, 2024 and December 31, 2023, the UPB of the debt was $103.5 million. The 2024 Notes had an interest at a rate of 7.25% per annum and were payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes matured on April 30, 2024 and the Company redeemed the notes in full for an aggregate amount of $103.5 million and 15 days of accrued interest.

Coupon interest on the 2024 Notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated balance sheets as a reduction of the carrying value of the 2024 Notes, and are amortized to interest expense on an effective yield basis through April 30, 2024.

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

Notes Payable

During August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 2027 (the "2027 Notes"). The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and two of its subsidiaries: Great Ajax Operating LLC (the "GP Guarantor") and Great Ajax II Operating Partnership L.P. (the "Subsidiary Guarantor," and together with the Company and the GP Guarantor, the "Guarantors"). The 2027 Notes are included in the Company's liabilities in its consolidated balance sheet at March 31, 2024 and December 31, 2023. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds was used for general corporate purposes. At both March 31, 2024 and December 31, 2023, the UPB of the 2027 Notes was $110.0 million.

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

On February 26, 2024, the Company issued a termination notice to the Manager, in connection with the Rithm transaction, and agreed to pay the Manager the termination fee pursuant to the Management Agreement primarily in shares of common stock.

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

committee. Also, during the second quarter of 2023, due to conflicts of interests by certain Board members, the Board established a special committee, comprised solely of independent directors (the "Special Committee") to evaluate and review the merger agreement with Ellington Financial (the "Merger Agreement"), the Merger and the other transactions contemplated by the Merger Agreement, as well as other strategic opportunities. The directors on the Special Committee received a one-time cash payment of $20,000, except for the lead director who received a one-time cash payment of $30,000 and a one-time stock payment of $15,000, paid in the shares of the Company's common stock. The expense related to directors’ fees is accrued, and the portion payable in common stock is accrued in the period in which it is incurred.

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

In connection with the Rithm transaction, on March 25, 2024, the Company’s Board of Directors approved an amendment to the 2016 Plan that would permit the issuance of equity or equity-based incentive awards to RCM GA, which may in turn issue incentives to the directors, managers, officers, employees of, or advisors or consultants to, RCM GA or its affiliates. The Amendment is subject to the approval of a majority of the Company’s stockholders during its 2024 annual and special meeting of stockholders.

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

The fair value of mortgage loans is estimated using values from the Company's financing counterparties. The Company also relies on the Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on the loans as a comparison to the estimates received from financing counterparties.

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

The fair value of the Company's ownership interest in GAFS, including warrants, was historically determined by applying an earnings multiple to expected earnings. At March 31, 2024, the Company is carrying its investment in GAFS as zero as it is required to divest of its investment prior to the Rithm transaction effective date.

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

The fair value of the Company's 2020 warrant liability is adjusted to approximate market value through earnings. The warrant liability is a fixed amount that may be settled in cash or shares of the Company’s common stock at the option of the Company. Fair value is determined using the discounted cash flow method using a rate to accrete the initial basis, adjusted for subsequent repurchases, to the future warrant liability over the 39-month term. The fair value of the Company's warrant liability is measured quarterly and the accreted liability has approximated fair value.

The fair value of the Company's Rithm warrants was determined using a Black Scholes model to establish the initial fair value. The Rithm warrants are recorded as a liability marked to fair value through earnings using the Black Scholes approach.
The Company’s borrowings under its repurchase agreements are short-term in nature, and the Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

The Company’s 2024 Notes are publicly traded on the NYSE under the ticker symbol "AJXA"; the debt’s fair value was determined from the closing price on the balance sheet date. The Company carried its 2024 Notes net of deferred issuance cost. Accordingly, the difference between fair value and carrying value was partially driven by the deferred issuance costs.

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

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024		December 31, 2023
Loan portfolio basis by asset type	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Residential RPLs	$427,486	$313,937	$787,700	$34,359
Residential NPLs	5,813	54,048	71,075	20,894
SBC loans	5,399	303	5,776	465
Total	$438,698	$368,288	$864,551	$55,718

Included on the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023 are approximately $438.7 million and $864.6 million, respectively, of RPLs, NPLs, and SBC loans that are held-for-investment and approximately $368.3 million and $55.7 million, respectively, of RPLs, NPLs and SBC loans held-for-sale. During the year ended December 31, 2023, the Company began marketing a pool of loans for sale. As a result of this activity, the Company reclassified these loans from Mortgage loans held-for-investment, net to Mortgage loans held-for-sale, net. The Company marked the loans to lower of cost or market by $8.6 million during the year ended December 31, 2023, using the prices in the sale agreement. During the three months ended March 31, 2024, the Company transferred an additional 2,109 loans from Mortgage loans held-for-investment, net to Mortgage loans held-for-sale, net and marked the loans to lower of cost or market by $47.3 million.

The accompanying notes are an integral part of the consolidated interim financial statements.

The categorization of RPLs, NPLs and SBC loans is determined at acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income as well as credit and non-credit discount, less principal and interest cash flows received. The carrying values at March 31, 2024 and December 31, 2023, for the Company's loans that are held-for-investment in the table above, are presented net of a cumulative allowance for expected credit losses of $0.4 million and $3.4 million, respectively, reflected in the appropriate lines in the table by loan type. For the three months ended March 31, 2024, the Company recognized $1.1 million of expense due to a net increase in expected credit losses resulting from decreases in the present value of the expected cash flows and $0.6 million of revenue due to a net decrease in expected credit losses resulting from increases in the present value of the expected cash flows for the three months ended March 31, 2023. Also, for the three months ended March 31, 2024 and 2023, the Company recognized accretable yield of $11.8 million and $13.3 million, respectively, with respect to its RPL, NPL and SBC loans.

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

The Company's mortgage loans are secured by real estate. Risks inherent in the Company's mortgage loan portfolio, affecting both the valuation of its mortgage loans as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or a pandemic and damage to or delay in realizing the value of the underlying collateral. Additionally, slower than expected prepayments can result in lower yields as the Company's mortgage loans were acquired at discounts. The Company monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

During the three months ended March 31, 2024, the Company purchased no RPLs. Comparatively, during the three months ended March 31, 2023, the Company purchased three RPLs with UPB of $0.8 million. During both the three months ended March 31, 2024 and 2023, the Company purchased no NPLs. The Company purchased no SBC loans during both the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024, the Company sold 235 mortgage loans held-for-sale with a carrying value and UPB of $58.9 million to a third party resulting in the removal of the related loans from the consolidated balance sheet. The Company recognized a $0.4 million loss related to the sale. Comparatively, during the three months ended March 31, 2023, the Company sold no mortgage loans.

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

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	March 31, 2024
Mortgage loans held-for-investment, net	2024	2023	2022	2021	2020	2019	2009-2018	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$—	$—	$—	$—	$—	$—	$3,456	$4,430	$1,739	$9,625
GAOP - 7f7 <50	—	—	109	—	—	—	—	870	217	1,196
GAOP - 6f6 and below	—	—	410	—	—	—	1,519	5,561	267	7,757
Great Ajax II REIT - 7f7 >50	—	—	—	—	728	758	35,156	240,791	83,366	360,799
Great Ajax II REIT - 7f7 <50	—	—	—	—	—	71	2,665	22,312	6,472	31,520
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	—	5,070	16,791	5,940	27,801
Total	$—	$—	$519	$—	$728	$829	$47,866	$290,755	$98,001	$438,698

	December 31, 2023
Mortgage loans held-for-investment, net	2023	2022	2021	2020	2019	2018	2009-2017	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$—	$2,473	$2,597	$1,370	$6,598	$658	$30,891	$190,106	$79,110	$313,803
GAOP - 7f7 <50	—	546	137	—	215	—	2,356	27,368	6,530	37,152
GAOP - 6f6 and below	—	591	1,415	—	737	1,134	13,343	55,452	14,642	87,314
Great Ajax II REIT - 7f7 >50	—	—	—	730	764	795	34,864	243,034	84,634	364,821
Great Ajax II REIT - 7f7 <50	—	—	—	—	71	14	2,658	22,360	6,508	31,611
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	—	5,326	17,772	6,752	29,850
Total	$—	$3,610	$4,149	$2,100	$8,385	$2,601	$89,438	$556,092	$198,176	$864,551

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three months ended March 31,
	2024	2023
Par	$—	$828
Discount	—	(191)
Increase in allowance	—	(33)
Purchase Price	$—	$604

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows as compared to the amounts expected to be contractually received. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows as compared to its contractual amounts due. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the three months ended March 31, 2024, the Company recorded a $0.3 million reclassification to non-credit discount from the allowance for expected credit losses, which was followed by a $1.1 million increase of the allowance for expected credit losses due to decreases in the net present value of expected cash flows. During the three months ended March 31, 2024, the Company reclassified $3.9 million of allowance to non-credit discount to reflect the impact of moving mortgage loans to a held-for-sale, net classification on the balance sheet. Comparatively, during the three months ended March 31, 2023, the Company recorded a $1.2 million reclassification to non-credit discount from the allowance for expected credit losses, which was followed by a $0.6 million reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During the three months ended March 31, 2023, the Company also recorded a $33 thousand increase in the allowance for expected credit losses due to new acquisitions. An analysis of the balance in the allowance for expected credit losses on loans account follows ($ in thousands):

	Three months ended March 31,
	2024	2023
Allowance for expected credit losses, beginning of period	$(3,426)	$(6,107)
Reclassification to non-credit discount from the allowance for changes in payment timing expectations	310	1,225
Increase in allowance for expected credit losses for loan acquisitions during the period	—	(33)
Credit loss expense on mortgage loans	(43)	(44)
(Increase in)/reversal of allowance for expected credit losses due to (decreases)/increases in the net present value of expected cash flows	(1,112)	621
Reversal of allowance upon reclass of mortgage loans held-for-sale, net	3,868	—
Allowance for expected credit losses, end of period	$(403)	$(4,338)

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$6,232	$2,535	$16	$842	$—	$9,625
GAOP - 7f7 <50	756	45	114	281	—	1,196
GAOP - 6f6 and below	1,186	410	—	2,293	3,868	7,757
Great Ajax II REIT - 7f7 >50	303,408	29,605	11,775	15,606	405	360,799
Great Ajax II REIT - 7f7 <50	25,629	2,726	1,252	1,913	—	31,520
Great Ajax II REIT - 6f6 and below	5,446	1,869	4,375	9,941	6,170	27,801
Total	$342,657	$37,190	$17,532	$30,876	$10,443	$438,698

	March 31, 2024
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$194,244	$46,815	$37,453	$70,193	$19,583	$368,288
Total	$194,244	$46,815	$37,453	$70,193	$19,583	$368,288

	December 31, 2023
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$199,229	$49,868	$283	$63,498	$925	$313,803
GAOP - 7f7 <50	20,514	7,516	78	9,044	—	37,152
GAOP - 6f6 and below	8,565	6,906	421	45,058	26,364	87,314
Great Ajax II REIT - 7f7 >50	300,506	36,277	801	26,600	637	364,821
Great Ajax II REIT - 7f7 <50	25,592	3,846	42	2,131	—	31,611
Great Ajax II REIT - 6f6 and below	4,374	2,144	—	14,788	8,544	29,850
Total	$558,780	$106,557	$1,625	$161,119	$36,470	$864,551

	December 31, 2023
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$1,284	$592	$—	$26,243	$27,599	$55,718
Total	$1,284	$592	$—	$26,243	$27,599	$55,718

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

Property Held-for-Sale

As of March 31, 2024 and December 31, 2023, the Company’s net investments in real estate owned properties was $5.2 million and $3.8 million, respectively, all of which related to properties held-for-sale. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. Also, included in the properties held-for-sale balance for the periods as of March 31, 2024 and December 31, 2023, was zero and $0.2 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. As of March 31, 2024 and December 31, 2023, the Company had a total of 24 and 20 real estate owned properties, respectively. For the three months ended March 31, 2024 and 2023, the majority of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three months ended March 31,
	2024		2023
Property Held-for-Sale	Count	Amount	Count	Amount
Balance at beginning of period	20	$3,785	39	$6,333
Net transfers from/(to) mortgage loans	6	2,015	(2)	(169)
Adjustments to record at lower of cost or fair value	—	(396)	—	(111)
Disposals	(2)	(213)	(5)	(961)
Balance at end of period	24	$5,191	32	$5,092

Dispositions

During the three months ended March 31, 2024 and 2023, the Company sold two and five REO properties, respectively, realizing net gains of approximately $8 thousand and $0.1 million, respectively. These amounts are included in Other income on the Company's consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded an expense of lower of cost or net realizable value adjustments in real estate operating expense of $0.4 million and $0.1 million, respectively. These amounts are included in Other expense on the Company's consolidated statements of operations.

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

Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value. On the date of transfer, accumulated other comprehensive income included unrealized losses of $10.9 million, which continues to be reported in accumulated other comprehensive loss and is amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the discount resulting from the

The accompanying notes are an integral part of the consolidated interim financial statements.

transfer recorded at fair value. During the three months ended March 31, 2024 and 2023, the Company recorded amortization of $0.8 million and $2.0 million, respectively, of unrealized losses in accumulated other comprehensive loss and of unamortized discount related to transfers of securities from AFS to HTM.

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

	As of March 31, 2024
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale, at fair value	$132,791	$1,144	$(8,809)	$125,126
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	54,085	374	(998)	53,461
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $9,082	88,577	5,148	(26,286)	67,439
Total investments	$275,453	$6,666	$(36,093)	$246,026

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS and HTM of $80 thousand and $19 thousand, respectively.

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

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS and HTM of $87 thousand and $24 thousand, respectively.

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents a breakdown of the Company's gross unrealized losses on its investments in debt securities AFS ($ in thousands):

	As of March 31, 2024
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Fair value
Debt securities due November 2051(4)	March 2025	$3,765	$(110)	$3,655
Debt securities due March 2060(4)	February 2025	5,676	(718)	4,958
Debt securities due December 2060(4)	July 2029	21,146	(4,762)	16,384
Debt securities due January 2061(4)	September 2024	4,886	(521)	4,365
Debt securities due June 2061(5)	January 2025/February 2025	12,842	(1,058)	11,784
Debt securities due October 2061(4)	April 2029	11,701	(686)	11,015
Debt securities due March 2062(4)	May 2029	10,127	(835)	9,292
Debt securities due July 2062(3)	February 2030	12,576	(119)	12,457
Total		$82,719	$(8,809)	$73,910

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
(5)This line is comprised of two securities that are both due June 2061. One security with a balance of $0.1 million has been in an unrealized loss position for 12 months or longer and has a step-up date in January 2025, and the other security of $0.9 million has been in a loss position for 12 months or longer and has a step-up date in February 2025.

	As of December 31, 2023
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

As of March 31, 2024, the Company had a gross unrealized loss of $8.8 million and $1.1 million gross unrealized gains in fair valuation adjustments in accumulated other comprehensive loss on the consolidated balance sheet on total investments AFS with a fair value of $125.1 million, which includes $80 thousand in interest receivable. As of December 31, 2023, the Company had a gross unrealized loss of $8.7 million and $0.6 million gross unrealized gains in fair valuation

The accompanying notes are an integral part of the consolidated interim financial statements.

adjustments in accumulated other comprehensive loss on the consolidated balance sheet on total investments AFS with a fair value of $131.6 million, which includes $87 thousand in interest receivable.

During the three months ended March 31, 2023, the Company re-securitized, with an institutional accredited investor, Ajax Mortgage Loan Trust 2019-E, 2019-G and 2019-H ("2019-E, -G and -H") joint ventures into Ajax Mortgage Loan Trust 2023-A ("2023-A") and retained 8.6% or $16.1 million of varying classes of agency rated securities and equity. 2023-A acquired 1,085 RPLs and NPLs with UPB of $205.1 million and an aggregate property value of $497.4 million. The AAA through A rated securities represent 79.8% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.46%. All of the debt securities retained from 2023-A are classified as AFS. Although the Company continues to own a proportionate interest in the underlying loans, the transaction is treated as a redemption of the bonds and beneficial interests in the original trusts and the Company recorded a $1.0 million loss on the transaction.

At March 31, 2024, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $125.1 million, $54.1 million and $88.6 million, respectively. At December 31, 2023, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $131.6 million, $59.7 million and $104.2 million, respectively.

During the three months ended March 31, 2024, the Company sold no senior notes. Comparatively, during the three months ended March 31, 2023, the Company sold senior notes issued by certain joint ventures and recognized a loss of $3.0 million, which was recorded net to accumulated other comprehensive loss. As of March 31, 2024 and December 31, 2023, the Company had no securities that were past due.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three months ended March 31,
	2024	2023
Par	$—	$2,051
Premium	—	963
Purchase Price	$—	$3,014

The Company generally recognizes accretable yield and increases and decreases in the net present value of expected cash flows in earnings in the period they occur. For the three months ended March 31, 2024 and 2023, the Company recognized accretable yield of $0.7 million and $2.1 million, respectively, on its beneficial interest. For the three months ended March 31, 2024 and 2023, the Company recognized accretable yield of $0.4 million and $0.6 million, respectively, on its investments in securities HTM. An expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest or investments in securities HTM. If there is no allowance for expected credit losses recorded against a beneficial interest or investments in securities HTM, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary.

During the three months ended March 31, 2024 and 2023, the Company had no activity and balance related to the allowance for expected credit losses for investments in securities HTM.

During the three months ended March 31, 2024, the Company recorded a $0.9 million reclassification to non-credit discount from the allowance for changes in payment expectations and a $3.1 million increase in the allowance for expected credit losses due to decreases in the net present value of expected cash flows. The decrease was primarily attributable to lower expected loan prices at redemption due to the expectation that the Federal Reserve will not reduce interest rates during 2024. Comparatively, during three months ended March 31, 2023, the Company had no activity related to the balance in the allowance for expected credit losses for beneficial interests.

The accompanying notes are an integral part of the consolidated interim financial statements.

An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	Three months ended March 31,
	2024	2023
Allowance for expected credit losses, beginning balance	$(6,880)	$—
Reclassification to non-credit discount from the allowance for changes in payment expectations	916	—
Increase in allowance for expected credit losses due to decreases in the net present value of expected cash flows	(3,118)	—
Allowance for expected credit losses, ending balance	$(9,082)	$—

Note 6 — Fair Value

For a discussion on the Company's fair value policy see Note 2 — Summary of Significant Accounting Policies.

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$125,126	$—	$125,126	$—
Recurring financial liabilities
Warrant liability	$2,054	$—	$—	$2,054

		Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$131,558	$—	$131,558	$—
Recurring financial liabilities
Warrant liability	$16,644	$—	$—	$16,644

The accompanying notes are an integral part of the consolidated interim financial statements.

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$438,698	$—	$—	$394,813
Mortgage loans held-for-sale, net	$368,288	$—	$—	$368,290
Investment in debt securities held-to-maturity	$54,085	$—	$53,461	$—
Investment in beneficial interests	$88,577	$—	$—	$67,439
Investment in Manager	$3,553	$—	$—	$2,686
Investment in AS Ajax E LLC	$390	$—	$448	$—
Investment in Ajax E Master Trust	$2,105	$—	$1,829	$—
Investment in Gaea	$22,065	$—	$—	$21,355
Investment in Loan pool LLCs	$187	$—	$—	$674
Financial liabilities
Secured borrowings, net	$399,699	$—	$361,589	$—
Borrowings under repurchase transactions	$354,039	$—	$354,039	$—
Convertible senior notes	$103,516	$103,143	$—	$—
Notes payable, net	$107,059	$—	$109,406	$—

		Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$864,551	$—	$—	$770,419
Mortgage loans held-for-sale, net	$55,718	$—	$—	$60,444
Investment in debt securities held-to-maturity	$59,691	$—	$59,173	$—
Investment in beneficial interests	$104,162	$—	$—	$81,316
Investment in Manager	$440	$—	$—	$4,527
Investment in AS Ajax E LLC	$407	$—	$471	$—
Investment in Ajax E Master Trust	$2,100	$—	$1,864	$—
Investment in GAFS, including warrants	$2,618	$—	$—	$—
Investment in Gaea	$22,241	$—	$—	$21,678
Investment in Loan pool LLCs	$194	$—	$—	$674
Financial liabilities
Secured borrowings, net	$411,212	$—	$370,882	$—
Borrowings under repurchase transactions	$375,745	$—	$375,745	$—
Convertible senior notes	$103,516	$101,777	$—	$—
Notes payable, net	$106,844	$—	$103,697	$—

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

following tables set forth the fair value of non-financial assets by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 ($ in thousands):

			Level 1	Level 2	Level 3
March 31, 2024	Carrying value	Three months ended fair value adjustment recognized in the consolidated statements of operations	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$5,191	$(396)	$—	$—	$5,191

			Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Fair value adjustment recognized in the consolidated statements of operations	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Non-financial assets
Property held-for-sale	$3,785	$(1,096)	$—	$—	$3,785

Note 7 — Affiliates

Unconsolidated Affiliates

At both March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023, the Company had ownership interests in five affiliated entities accounted for under the equity method of accounting.

At both March 31, 2024 and December 31, 2023, the Company’s ownership interest in the Manager, a privately held company for which there is no public market for its securities, was approximately 19.8%. The Company accounts for its ownership interest in the Manager using the equity method.

At both March 31, 2024 and December 31, 2023, the Company's ownership interest was approximately 9.7% in GAFS. The Company accounts for its investment in GAFS using the equity method.

At both March 31, 2024 and December 31, 2023, the Company owned approximately 22.2% of Gaea. The Company accounts for its ownership interest in Gaea using the equity method.

At both March 31, 2024 and December 31, 2023, the Company’s ownership interest in AS Ajax E LLC, a Delaware trust formed to own residential mortgage loans and residential real estate assets, was approximately 16.5%. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. The Company accounts for its ownership interest using the equity method.

At both March 31, 2024 and December 31, 2023, the Company’s ownership interest was approximately 40.0% in one loan pool LLC managed by the Servicer, which hold investments in RPLs and NPLs. The Company accounts for its ownership interest using the equity method.

The accompanying notes are an integral part of the consolidated interim financial statements.

The table below shows the net income/(loss), assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended March 31,
Net income/(loss) at 100%	2024	2023
Thetis Asset Management LLC	$15,722	$11
AS Ajax E LLC	$63	$66
Loan pool LLCs	$(16)	$(24)
Gaea Real Estate Corp.	$(113)	$(1,105)
Great Ajax FS LLC	$(269)	$(763)

	March 31, 2024		December 31, 2023
Assets and liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$19,268	$520	$4,643	$1,305
AS Ajax E LLC	$2,445	$1	$2,553	$39
Loan pool LLCs	$1,200	$248	$1,200	$232
Gaea Real Estate Corp.	$163,000	$69,839	$167,591	$73,499
Great Ajax FS LLC	$65,171	$54,185	$71,477	$59,949

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended March 31,
Net income/(loss) at the Company's share	2024	2023
Thetis Asset Management LLC	$3,113	$2
AS Ajax E LLC	$10	$11
Loan pool LLCs	$(7)	$(10)
Gaea Real Estate Corp.	$(1)	$(243)
Great Ajax FS LLC	$(26)	$(67)

	March 31, 2024		December 31, 2023
Assets and liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$3,815	$103	$919	$258
AS Ajax E LLC	$403	$—	$420	$6
Loan pool LLCs	$480	$99	$480	$93
Gaea Real Estate Corp.	$36,251	$15,532	$37,272	$16,346
Great Ajax FS LLC	$6,249	$5,196	$6,854	$5,748

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. At both March 31, 2024 and December 31, 2023, AS Ajax E II was 53.1% owned by the Company, with the remainder held by third parties. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. At both March 31, 2024 and December 31, 2023, the Company held a 50.0% ownership in the remaining loans held by 2017-D. Great Ajax II REIT wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans

The accompanying notes are an integral part of the consolidated interim financial statements.

into securitization trusts and holds subordinated securities issued by such trusts. At both March 31, 2024 and December 31, 2023, Great Ajax II REIT was 99.9% owned by the Company. Similarly, as of March 31, 2024 and December 31, 2023, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E.

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

At March 31, 2024, the Company had no commitments to acquire additional mortgage loans.

During the three months ended June 30, 2020, the Company issued an aggregate of $125.0 million, net of offering costs, of preferred stock in two series and warrants to institutional accredited investors in a series of private placements. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock, and two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share. The preferred shares had a liquidation preference of $25.00 per share. Each series of warrants included a put option that allowed the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the outstanding warrants as if the put option will be exercised by the holders.

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. There were no repurchases of preferred stock during the three months ended March 31, 2024 and 2023. Also during the year ended December 31, 2022, the Company repurchased and retired 4,549,328 of the outstanding warrants for $35.0 million. No warrants were repurchased during the three months ended March 31, 2024 and 2023.

On February 26, 2024, the Company entered into a $70.0 million term loan with NIC RMBS, an affiliate of Rithm. The term loan is accompanied by the Company’s agreement to issue a certain number of warrants to Rithm or one of its affiliates to purchase Company common stock, which warrants will be detachable. The Company recorded the fair value of the warrants issued to Rithm under the Credit Agreement. The fair value of $2.7 million was recorded in Accrued expenses and other liabilities with an offset to deferred issuance costs in Prepaid expenses and other assets. As of March 31, 2024, the Company recorded a mark to market gain of $0.7 million on the warrants and $0.7 million of amortization on the deferred issuance costs. As of March 31, 2024, the warrants had a carrying value of $2.1 million. Additionally, subject to receipt of approval of a majority of the Company’s stockholders and the satisfaction of certain other closing conditions, Rithm or one of its affiliates has agreed to purchase $14.0 million of the Company's common stock at a price of $4.87 per share (which represents the trailing five-day average closing price of the Common Stock on the NYSE as of the date of the Securities Purchase Agreement), the proceeds of which would be used to pay down the amount outstanding under the term loan. In connection with the foregoing transaction and subject to receipt of approval of a majority of the Company's stockholders, the Company has agreed to terminate its existing management contract with the Manager in exchange for approximately $15.5 million of the Company's common stock and enter into a new management agreement with RCM GA Manager, LLC, a Rithm affiliate, which would become the Company's new external manager. In connection therewith, the Company delivered a termination notice to the Manager on February 26, 2024.

During the three months ended March 31, 2024, the Company exchanged the remaining 424,949 shares of its outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of its outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for newly issued shares of its common stock. Of the 12,046,218 shares, 9,464,524 shares of its common stock were issued during the three months ended March 31, 2024 and the remaining 2,581,694 shares of its common stock will only be issued following the approval of a majority of the Company's stockholders during its 2024 annual and special meeting of stockholders. The Company recorded a $12.6 million liability to account for the shares payable to the preferred holders. No preferred stock or warrants were exchanged during the three months ended March 31, 2023. The remaining warrant liability on the consolidated balance sheet at March 31, 2024 was $2.1 million. The following table sets forth the details of the Company's warrant liability ($ in thousands):

The accompanying notes are an integral part of the consolidated interim financial statements.

	Three months ended March 31,
	2024	2023
Beginning balance	$16,644	$12,153
Issuance of 2024 warrants	2,734	—
Fair value adjustment of 2020 warrants	2,033	—
Fair value adjustment of 2024 warrants	(680)	1,622
Redemption of 2020 warrants	(18,677)	—
Ending balance	$2,054	$13,775

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The Company has also entered into four repurchase facilities, as of March 31, 2024, substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are bonds retained from the Company's securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.

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

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	March 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$69,929	$87,789	6.98%
A Bonds	April 3, 2024	10,596	14,857	6.83%
	April 15, 2024	21,456	28,138	6.72%

The accompanying notes are an integral part of the consolidated interim financial statements.

	March 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	May 3, 2024	6,357	8,162		6.68%
	May 22, 2024	2,134	3,511		6.97%
B Bonds	April 26, 2024	3,102	5,151		7.62%
	May 3, 2024	3,608	5,991		7.70%
	May 22, 2024	4,312	13,651		7.57%
	June 13, 2024	16,988	5,796		7.06%
M Bonds	May 3, 2024	281	505		7.05%
	May 22, 2024	1,095	2,027		7.17%
Nomura - bonds(1)		$95,890	$95,465		6.84%
A Bonds	April 26, 2024	34,745	45,079		6.94%
	May 15, 2024	4,898	7,008		6.86%
	June 28, 2024	16,657	22,547		6.71%
B Bonds	April 26, 2024	1,031	1,797		7.23%
	May 15, 2024	3,013	5,197		7.26%
	June 5, 2024	28,176	110		6.63%
	June 28, 2024	3,818	6,414		7.26%
M Bonds	April 26, 2024	2,434	5,200		7.23%
	June 28, 2024	1,118	2,113		6.86%
JP Morgan - bonds(1)		$28,042	$43,438		6.74%
A Bonds	May 28, 2024	9,480	15,674		6.67%
M Bonds	April 3, 2024	14,625	20,346		6.73%
	July 22, 2024	3,401	6,534		6.96%
	May 28, 2024	536	884		6.89%
Nomura - loans(2)	October 5, 2024	$154,017	$216,540		7.79%
JP Morgan - loans(3)	July 10, 2024	$6,161	$8,561		8.38%
Totals/weighted averages		$354,039	$451,793	(4)	7.30%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of March 31, 2024.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of March 31, 2024 was $400.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of March 31, 2024 was $150.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company's balance sheet for GAAP as of March 31, 2024.

	December 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$70,095	$101,041	7.03%
A Bonds	January 3, 2024	10,850	15,572	6.90%
	January 19, 2024	21,762	28,503	6.79%
	May 3, 2024	9,628	12,329	6.87%
	May 22, 2024	2,134	3,358	6.97%
B Bonds	January 26, 2024	3,027	4,998	7.68%
	March 13, 2024	13,398	20,121	7.13%
	May 3, 2024	3,608	6,185	7.70%
	May 22, 2024	4,312	7,565	7.57%
M Bonds	May 3, 2024	281	499	7.05%
	May 22, 2024	1,095	1,911	7.17%
Nomura - bonds(1)		$68,623	$98,448	6.98%

The accompanying notes are an integral part of the consolidated interim financial statements.

	December 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
A Bonds	January 26, 2024	35,184	47,149		7.02%
	February 15, 2024	5,079	7,449		6.93%
	March 28, 2024	17,019	23,238		6.74%
B Bonds	January 26, 2024	1,024	1,761		7.31%
	February 15, 2024	3,002	5,149		7.33%
	March 28, 2024	3,900	6,413		7.30%
M Bonds	January 26, 2024	2,307	5,177		7.30%
	March 28, 2024	1,108	2,112		6.90%
JP Morgan - bonds(1)		$33,564	$53,978		6.90%
A Bonds	February 28, 2024	9,632	12,633		6.73%
B Bonds	February 28, 2024	6,598	11,140		7.13%
M Bonds	January 4, 2024	13,541	22,813		6.82%
	January 22, 2024	3,290	6,497		7.23%
	February 28, 2024	503	895		7.03%
Nomura - loans(2)	October 5, 2024	$193,060	$277,632		7.79%
JP Morgan - loans(3)	July 10, 2024	$10,403	$14,656		8.38%
Totals/weighted averages		$375,745	$545,755	(4)	7.44%

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

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of March 31, 2024 and December 31, 2023, the Company had $4.5 million and $3.8 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	March 31, 2024	December 31, 2023
Gross amount of recognized liabilities	$354,039	$375,745
Gross amount of loans and securities pledged as collateral	447,282	541,999
Other prepaid collateral	4,511	3,756
Net collateral amount	$97,754	$170,010

Secured Borrowings

From its inception (January 30, 2014) to March 31, 2024, the Company has completed 18 secured borrowings for its own balance sheet, not including its off-balance sheet joint ventures in which it holds investments in various classes of securities, pursuant to Rule 144A under the Securities Act, five of which were outstanding at March 31, 2024. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the

The accompanying notes are an integral part of the consolidated interim financial statements.

mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company has retained the subordinated notes and the applicable trust certificates from one non-rated secured borrowing outstanding at March 31, 2024.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at March 31, 2024. The Company’s rated secured borrowings are designated in the table below.

The Company's secured borrowings carry no provision for a step-up in interest rate on any of the Class B notes, except for 2021-B.

The following table sets forth the original terms of notes from the Company's secured borrowings outstanding at March 31, 2024 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates between 0.65% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at March 31, 2024 and December 31, 2023, and the securitization cutoff date ($ in thousands):

	Balances at March 31, 2024				Balances at December 31, 2023				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$98,324	$66,402		148%	$99,367	$67,739		147%	$193,301	$156,670
2019-F	94,553	56,172		168%	96,870	57,936		167%	170,876	127,673
2020-B	99,221	62,058		160%	100,245	63,574		158%	156,468	114,534
2021-A	125,500	100,435		125%	127,250	102,057		125%	206,506	175,116
2021-B	205,591	117,438		175%	204,883	123,032		167%	287,882	215,912
	$623,189	$402,505	(1)	155%	$628,615	$414,338	(1)	152%	$1,015,033	$789,905

(1)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $2.8 million and $3.1 million as of March 31, 2024 and December 31, 2023.
Notes

2024 Notes (Convertible Senior Notes)

At both March 31, 2024 and December 31, 2023, the Company's 2024 Notes had carrying values of $103.5 million. The 2024 Notes had an interest rate of 7.25% per annum and were payable quarterly in arrears on January 15, April 15, July 15

The accompanying notes are an integral part of the consolidated interim financial statements.

and October 15 of each year. The 2024 Notes matured on April 30, 2024 and the Company redeemed the notes in full for an aggregate amount of $103.5 million and 15 days of accrued interest. As of March 31, 2024, the amount by which the if-converted value falls short of the principal value for the entire series is $76.1 million.

At March 31, 2024, the outstanding aggregate principal amount of the 2024 Notes was $103.5 million, and discount and deferred expenses were zero. At December 31, 2023, the outstanding aggregate principal amount of the 2024 Notes was $103.5 million, and discount and deferred expenses were zero. During the three months ended March 31, 2024 and 2023, the Company recognized interest expense on its outstanding 2024 Notes of $1.9 million and $2.1 million, respectively, which includes zero and $0.2 million of amortization of discount and deferred expenses, respectively. The effective interest rates of the 2024 Notes for the three months ended March 31, 2024 and 2023 were 7.25% and 8.01%, respectively.

There were no 2024 Notes repurchases during the first quarter of 2024. During the first quarter of 2023, the Company completed a repurchase of $1.0 million aggregate principal of its 2024 Notes for a total purchase price of $1.0 million.

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

Coupon interest on the 2024 Notes is recognized using the accrual method of accounting. Discount and deferred issuance costs are carried on the Company’s consolidated balance sheets as a reduction of the carrying value of the 2024 Notes, and are amortized to interest expense on an effective yield basis through April 30, 2024.

2027 Notes (Unsecured Notes)

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and are included in the Company's liabilities in its consolidated balance sheet at March 31, 2024. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds were used for general corporate purposes.

At March 31, 2024, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $2.9 million. At December 31, 2023, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $3.2 million. During the three months ended March 31, 2024 and 2023, the Company recognized interest expense on the 2027 Notes of $2.7 million and $2.6 million, respectively, which includes $0.2 million of amortization of discount and deferred expenses during both the three months ended March 31, 2024 and 2023. The effective interest rate for the 2027 Notes for the three months ended March 31, 2024 and 2023 were 9.94% and 9.89%, respectively.

The following table summarizes the Company's long term maturities ($ in thousands):

Year	Debt instrument	As of March 31, 2024
2024		$—
2025		$—
2026		$—
2027	2027 Notes (Unsecured Notes)	$110,000
2028		$—

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 10 — Related Party Transactions

The Company’s consolidated statements of operations included the following significant related party transactions ($ in thousands):

			Three months ended March 31,
Transaction	Consolidated Statement of Operations location	Counterparty	2024	2023
Management fee (including management termination fee)	Related party expense – management fee	Manager	$17,459	$1,828
Income from equity investment	Income/(loss) from investments in affiliates	Manager	$3,113	$2
Interest income on securities and beneficial interest and net decrease in the net present value of expected credit losses on beneficial interests	Net interest (loss)/income after the impact of changes in the net present value of expected credit losses	Various non-consolidated joint ventures	$2,357	$4,570
Loan servicing fees	Related party expense – loan servicing fees	Servicer	$1,734	$1,860
Affiliate loan interest income	Interest income	Servicer	$253	$65
Affiliate loan interest income	Interest income	Gaea	$92	$—
Income from equity investment	Income/(loss) from investments in affiliates	AS Ajax E LLC	$10	$11
Loss from joint venture re-securitization on beneficial interests	Loss on joint venture refinancing on beneficial interests	2019-H	$—	$(995)
Loss from equity investment	Income/(loss) from investments in affiliates	Gaea	$(1)	$(243)
Loss from equity investment	Income/(loss) from investments in affiliates	Loan pool LLCs	$(7)	$(10)
Loss from equity investment	Income/(loss) from investments in affiliates	Servicer	$(26)	$(67)

The Company’s consolidated balance sheets included the following significant related party balances ($ in thousands):

Transaction	Consolidated Balance Sheet location	Counterparty	As of March 31, 2024
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$88,577
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$12,663
Receivables from Servicer	Receivable from servicer	Servicer	$4,240
Affiliate loan receivable and interest	Prepaid expenses and other assets	Gaea	$4,030
Management fee payable	Management fee payable	Manager	$1,951
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$87

The accompanying notes are an integral part of the consolidated interim financial statements.

Transaction	Consolidated Balance Sheet location	Counterparty	As of December 31, 2023
Investment in beneficial interests	Investments in beneficial interests	Various non-consolidated joint ventures	$104,162
Affiliate loan receivable and interest	Prepaid expenses and other assets	Servicer	$12,591
Affiliate loan receivable and interest	Prepaid expenses and other assets	Gaea	$7,545
Receivables from Servicer	Receivable from servicer	Servicer	$7,307
Management fee payable	Management fee payable	Manager	$1,998
Servicing fee payable	Accrued expenses and other liabilities	Servicer	$89

The Company acquires debt securities and beneficial interests issued by joint ventures between the Company and third party institutional accredited investors. The joint ventures issue senior notes and beneficial interests and in certain transactions, the joint ventures also issue subordinated notes. As of March 31, 2024, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $125.1 million, $54.1 million and $88.6 million, respectively. As of December 31, 2023, the investments in debt securities AFS, investments in debt securities HTM and beneficial interests were carried on the Company's consolidated balance sheet at $131.6 million, $59.7 million and $104.2 million, respectively.

During the three months ended March 31, 2024, the Company sold no senior notes. Comparatively, during the three months ended March 31, 2023, the Company sold senior notes issued by certain joint ventures and recognized a loss of $3.0 million, which was recorded net to accumulated other comprehensive loss.

During February 2023, the Company purchased one residential RPL from the Servicer for $0.2 million with UPB of $0.2 million and collateral value of $0.4 million. The loans are included in Mortgage loans held-for-investment, net on the Company's consolidated balance sheets.

During January 2023, the Company contributed an additional $0.7 million equity interest in GAFS. As of both March 31, 2024 and December 31, 2023, the Company's ownership of GAFS was 9.7%. The Company accounts for its investment using the equity method.

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

During November 2023, the Company renewed a promissory note with the Servicer under which the Servicer can borrow up to $12.0 million, secured by real property owned by a subsidiary of securitization trusts. Interest on the arrangement accrues at SOFR plus 300 basis points annually. At March 31, 2024 and December 31, 2023, the amount outstanding on the note and interest was $10.9 million and $9.3 million, respectively.

Also during November 2023, the Company renewed a promissory note with the Servicer under which the Servicer can borrow up to $3.5 million secured by equity in servicing advances owned by the Servicer, which are first in priority for reimbursement from loan payments. Interest on the arrangement accrues at SOFR plus 300 basis points. The note was originally executed on December 9, 2021 and was secured by securities held by the Servicer. At March 31, 2024 and December 31, 2023, the amount outstanding on the note and interest was $1.8 million and $3.3 million, respectively.

During November 2019 and January 2022, Gaea completed two private capital raises and has raised a total of $96.3 million and issued 6,247,794 shares of its common stock and warrants to third parties to advance its investment strategy. The Company has a total investment of $25.5 million in Gaea and has received 1,704,436 shares of common stock and 371,103 warrants. At both March 31, 2024 and December 31, 2023, the Company owned approximately 22.2% of Gaea with third party investors owning the remaining 77.8%. The Company accounts for its ownership interest in Gaea using the equity method.

During the year ended December 31, 2019, the Company acquired a cumulative 40.4% average ownership interest in three loan pool LLCs managed by the Servicer for $1.0 million, which hold investments in RPLs and NPLs. During the year

The accompanying notes are an integral part of the consolidated interim financial statements.

ended December 31, 2020, one of the loan pool LLCs sold its remaining loans. Also, during the year ended December 31, 2022, another loan pool LLCs sold its remaining loans to the Company for a purchase price of $0.3 million and UPB of $0.4 million. At both March 31, 2024 and December 31, 2023, the Company’s ownership interest was approximately 40.0% in one loan pool LLC managed by the Servicer. The Company accounts for its investment using the equity method.

On March 14, 2016, the Company formed AS Ajax E LLC to hold an equity interest in a Delaware trust formed to own residential mortgage loans and other residential real estate assets. AS Ajax E LLC owns a 5.0% equity interest in Ajax E Master Trust which holds a portfolio of RPLs. At both March 31, 2024 and December 31, 2023, the Company’s ownership interest in AS Ajax E LLC was approximately 16.5%. The Company accounts for its investment using the equity method.

Management Agreement

Currently, the Company is a party to the Third Amended and Restated Management Agreement with the Manager, as amended, which expires on March 5, 2034. Under the Management Agreement, the Manager implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations, subject to oversight by the Company’s Board of Directors. Among other services, the Manager, directly or through affiliates, provides the Company with a management team and necessary administrative and support personnel. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company’s executive officers is an employee or officer, or both, of the Manager or the Servicer.

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

The Manager is also entitled to an incentive fee, payable quarterly and calculated in arrears, which contains both a quarterly and annual component. A quarterly incentive fee is payable to the Manager if the sum of the Company’s dividends on its common stock paid out of taxable income and its increase in book value, all relative to the applicable quarter and calculated per-share on an annualized basis, exceed 8%. The Manager will also be entitled to an annual incentive fee if the sum of the Company’s quarterly cash dividends on its common stock paid out of taxable income, special cash dividends on its common stock paid out of taxable income and increase in book value within the applicable calendar year exceed 8% of the Company’s book value per share as of the end of the calendar year. However, no incentive fee will be payable to the Manager with respect to any calendar quarter unless the Company’s cumulative core earnings, defined as U.S. GAAP net income or loss less non-cash equity compensation, unrealized gains or losses from mark to market adjustments, one-time adjustments to earnings resulting from changes to U.S. GAAP, and certain other non-cash items, is greater than zero for the most recently completed eight calendar quarters. In the event that the payment of the quarterly base management fee has not reached the 50/50 split, all of the incentive fee is payable in shares of the Company’s common stock at its discretion and any until the 50/50 split occurs. In the event that the total payment of the quarterly base management fee and the incentive fee has reached the 50/50 split, 20% of the remaining incentive fee is payable in shares of the Company's common stock and 80% of the remaining incentive fee is payable in cash. Notwithstanding the foregoing, the Company may elect to pay the incentive fee entirely in cash at its discretion. During the three months ended March 31, 2024 and 2023, the Company did not record an incentive fee payable to the Manager.

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

On February 26, 2024, the Company issued a termination notice to the Manager, in connection with the Rithm transaction, and agreed to pay the Manager the termination fee pursuant to the Management Agreement primarily in shares of common stock.

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

Note 11 — Stock-based Payments and Director Fees

Pursuant to the terms of the Management Agreement, the Company may pay a portion of the base management fee to the Manager in shares of its common stock with the number of shares determined based on the average of the closing prices of its common stock on the NYSE on the five business days preceding the record date of the most recent regular quarterly dividend to holders of the common stock. The Company recognized a base management fee to the Manager for the three months ended March 31, 2024 and 2023 of $2.0 million and $1.8 million, respectively, of which zero was settled in shares of its common stock. During the three months ended March 31, 2024 and 2023, the Company recorded no incentive fee.

Additionally, each of the Company’s independent directors received an annual retainer of $140,000, payable quarterly, 50% of which is payable in shares of the Company's common stock and 50% in cash. However, the Company has the option to

The accompanying notes are an integral part of the consolidated interim financial statements.

pay the annual retainer with up to 100% in cash at its discretion, and pay the remainder in shares of its common stock. During the three months ended March 31, 2024, the Company's lead director of the special committee received an additional one-time payment of $15,000, paid as a lump sum, 100% of which was paid in shares of the Company's common stock.

The following table sets forth the Company’s stock-based management fees and independent director fees ($ in thousands):

Stock-based Management Fees and Director Fees

	For the three months ended March 31,
	2024		2023
	Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized
Independent director fees	3,080	$15	13,020	$88
Totals	3,080	$15	13,020	$88

Restricted Stock

The Company periodically grants shares of its common stock to employees of its Manager and Servicer. The Company granted 66,421 shares of its common stock in the three months ended March 31, 2024, which have vesting periods of up to one year. Comparatively, the Company granted 3,000 shares of its common stock to employees of its Manager and Servicer in the three months ended March 31, 2023, which have vesting periods of four years. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant.

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

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of its Manager and Servicer as set forth in the table below:

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Three months ended March 31, 2023
December 31, 2022 outstanding unvested share grants	310,262		$10.98	—		$—
Shares vested	(30,515)		11.56	—		—
Shares forfeited	(5,668)		10.30	—		—
Shares granted	3,000		7.34	25,000		7.15
March 31, 2023 outstanding unvested share grants	277,079	(1)	$10.88	25,000	(2)	$7.15

(1)Weighted average remaining life of unvested shares for employee and service provider grants at March 31, 2023 is 2.2 years.
(2)Weighted average remaining life of unvested shares for director grants at March 31, 2023 is 1.9 years.

The accompanying notes are an integral part of the consolidated interim financial statements.

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Three months ended March 31, 2024
December 31, 2023 outstanding unvested share grants	159,142		$10.33	25,000		$7.15
Shares vested	(5,625)		10.91	—		—
Shares forfeited	(2,167)		7.89	—		—
Shares granted	66,421		3.59	—		—
March 31, 2024 outstanding unvested share grants	217,771	(1)	$8.29	25,000	(2)	$7.15

(1)Weighted average remaining life of unvested shares for employee and service provider grants at March 31, 2024 is 1.3 years.
(2)Weighted average remaining life of unvested shares for director grants at March 31, 2024 is 0.9 years.

The following table presents the expenses for the Company's restricted stock plan ($ in thousands):

	Three months ended March 31,
	2024	2023
Restricted stock grants	$253	$517
Director grants	22	7
Total expenses for plan grants	$275	$524

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

For the three months ended March 31, 2024, the Company had consolidated taxable loss of $20.4 million and income tax expense of $0.9 million. For the three months ended March 31, 2023, the Company had consolidated taxable income of $1.8 million and income tax expense of $0.1 million. As of both March 31, 2024 and 2023, the Company recognized a deferred tax asset of $0.5 million. The income tax expense for the three months ended March 31, 2024 is primarily related to the flow through income from the Manager.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net loss attributable to common stockholders	$(74,319)	30,700,278		$(7,941)	22,920,943
Allocation of loss to participating restricted shares	465	—		111	—
Consolidated net loss attributable to unrestricted common stockholders	$(73,854)	30,700,278	$(2.41)	$(7,830)	22,920,943	$(0.34)
Effect of dilutive securities(1,2)
Restricted stock grants and Manager and director fee shares(3)	(465)	193,113		—	—
Diluted EPS
Consolidated net loss attributable to common stockholders and dilutive securities	$(74,319)	30,893,391	$(2.41)	$(7,830)	22,920,943	$(0.34)

(1)The Company's warrants, which were partially outstanding for the three months ended March 31, 2024 and outstanding for the entire three months ended March 31, 2023, for an additional 1,950,672 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended March 31, 2024 and 2023 and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the three months ended March 31, 2024 and 2023 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the three months ended March 31, 2023 would have been anti-dilutive and have been removed from the calculation.

Note 14 — Equity

Common Stock

As of March 31, 2024 and December 31, 2023, the Company had 36,992,019 and 27,460,161 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

Preferred Stock

The Company issued shares of preferred stock which were issued to institutional accredited investors in a series of private placements during the first half of 2020. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock. The shares had a liquidation preference of $25.00 per share.

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. There were no repurchases of preferred stock in the three months ended March 31, 2024 and 2023.

The accompanying notes are an integral part of the consolidated interim financial statements.

During the three months ended March 31, 2024, the Company exchanged the remaining 424,949 shares of its outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of its outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for newly issued shares of its common stock. Of the 12,046,218 shares, 9,464,524 shares of its common stock were issued during the three months ended March 31, 2024 and the remaining 2,581,694 shares of its common stock will only be issued following the approval of a majority of the Company's stockholders during its 2024 annual and special meeting of stockholders. The Company recorded a $12.6 million liability to account for the shares payable to the preferred holders. No preferred stock or warrants were exchanged during the three months ended March 31, 2023.

At March 31, 2024 and December 31, 2023, the Company had zero and 424,949 shares of Series A preferred stock and zero and 1,135,590 shares of Series B preferred stock outstanding, respectively. There were 25,000,000 shares, cumulative for all series, authorized as of both March 31, 2024 and December 31, 2023.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

As of both March 31, 2024 and December 31, 2023, the Company held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of the Company's shares previously held by its Manager, 361,912 shares received through its Servicer and 525,039 shares acquired through open market purchases.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. The Company issued no shares under the plan during the three months ended March 31, 2024 and 2023.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2024, no shares were sold under the At the Market program. Comparatively, during the three months ended March 31, 2023, 345,578 shares were sold under the At the Market program for total net proceeds of approximately $2.4 million. The Company deployed its net proceeds to acquire mortgage loans and mortgage-related assets consistent with its investment strategy.

Accumulated Other Comprehensive Loss

The Company recognizes unrealized gains or losses on its investment in debt securities AFS as components of other comprehensive loss. Additionally, other comprehensive loss includes unrealized gains or losses associated with the transfer of the Company's investment in debt securities from AFS to HTM. These amounts are subsequently amortized from other comprehensive loss into earnings over the same period as the related unamortized discount. Total accumulated other comprehensive loss on the Company’s balance sheet at March 31, 2024 and December 31, 2023 was as follows ($ in thousands):

Investments in securities:	March 31, 2024	December 31, 2023
Unrealized gains on debt securities available-for-sale	$1,144	$637
Unrealized losses on debt securities available-for-sale	(8,809)	(8,675)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(5,193)	(5,989)
Accumulated other comprehensive loss	$(12,858)	$(14,027)

The accompanying notes are an integral part of the consolidated interim financial statements.

Non-controlling Interest

At both March 31, 2024 and December 31, 2023, the Company had non-controlling interests attributable to ownership interests for three legal entities.

At both March 31, 2024 and December 31, 2023, the Company's ownership interest is approximately 53.1% of AS Ajax E II and it consolidates the assets, liabilities, revenues and expenses of the entity.

At both March 31, 2024 and December 31, 2023, the Company's ownership interest is approximately 50.0% of 2017-D and it consolidates the assets, liabilities, revenues and expenses of the trust.

At both March 31, 2024 and December 31, 2023, the Company's ownership interest is approximately 99.9% of Great Ajax II REIT and it consolidates the assets, liabilities, revenues and expenses of the entity.

Note 15 — Subsequent Events

On May 3, 2024, the Company’s Board of Directors declared a cash dividend of $0.06 per share to be paid on May 30, 2024 to stockholders of record as of May 15, 2024.

On April 30, 2024, the Company repaid its 2024 Convertible Notes at maturity, for an aggregate amount of $103.5 million, and 15 days of accrued interest.

During April 2024, the Company called the Senior notes and the Class B bond on its 2021-B. The Company sold its underlying loans with a total UPB of $92.2 million and moved the majority of the remaining loans to its repurchase line of credit. The estimated $10.1 million loss realized on the loans was accrued at March 31, 2024. The Company received net cash proceeds on the redemption in the amount of $6.5 million and are under contract, subject to due diligence, to sell the majority of the remaining loans in 2021-B and from its repurchase lines of credit in May 2024. The loans have a total UPB of $180.6 million and the Company expects to generate $47.1 million in cash after repayment of any associated debt. The estimated $21.8 million expected loss on these loans sales was accrued at March 31, 2024.

Also, during April 2024, the Company sold loans from its repurchase lines of credit with a total UPB of $124.8 million. The Company received net cash proceeds from these loan sales in the amount of $20.1 million after repaying the associated debt. The estimated $13.6 million loss realized on the loan sales was accrued at March 31, 2024.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including but not limited to:

•our ability to satisfy the closing conditions and consummate the transactions we entered into with Rithm and its affiliates on the agreed upon terms or at all;
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
•the expectation that we will continue to incur increasing and significant consolidated net losses from our mortgage holdings;
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
•our ability to control our costs;
•our failure to comply with the covenants under our borrowing arrangements;
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

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. We primarily target acquisitions of (i) RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) NPLs, which are residential mortgage loans on which the most recent three payments have not been made. We may acquire RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures are structured as securitization trusts, of which we acquire debt securities and beneficial interests. We may also acquire or originate SBC loans. The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. Additionally, we invest in single-family and smaller commercial properties directly either through a foreclosure event of a loan in our mortgage portfolio, or, less frequently, through a direct acquisition. We own a 19.8% equity interest in our Manager and an 9.7% equity interest in the parent company of our Servicer through GA-TRS, a wholly-owned subsidiary of the Operating Partnership. We have elected to treat GA-TRS as a taxable REIT subsidiary under the Code. Our mortgage loans and real properties are serviced by the Servicer, also an affiliated company.

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

Our Operating Partnership, through interests in certain entities as of March 31, 2024, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of March 31, 2024, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and we have determined that we are the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. Also, during the year ended December 31, 2023, GA-TRS received an additional 20,991 shares of Gaea common stock due to the termination of Gaea's management agreement, which increased our ownership. At March 31, 2024, we owned approximately 22.2% of total shares outstanding. We account for our investment in Gaea under the equity method.

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

Strategic Transaction

On February 26, 2024, we entered into a $70.0 million term loan with NIC RMBS, an affiliate of Rithm. The term loan is accompanied by the issuance of a certain number of warrants to Rithm Capital Corp. (together with its subsidiaries, "Rithm") or one of its affiliates to purchase our common stock, which warrants will be detachable. Additionally, subject to receipt of approval of a majority of our stockholders and the satisfaction of certain other closing conditions, Rithm or one of its affiliates has agreed to purchase $14.0 million of our common stock at a price of $4.87 per share (which represents the trailing five-day average closing price of the common stock on the NYSE as of the date of the Securities Purchase Agreement), the proceeds of which would be used to pay down the amount outstanding under the term loan. In connection with the foregoing transaction and subject to receipt of approval of a majority of our stockholders, we have agreed to terminate our existing management contract with the Manager in exchange for approximately $15.5 million of our common stock and enter into a new management agreement with RCM GA Manager LLC, a Rithm affiliate, which would become our new external manager. In connection therewith, we delivered a termination notice to the Manager on February 26, 2024.

We believe the consummation of this strategic transaction will have a number of strategic benefits as our stockholders will have an opportunity to benefit from a shift in our strategic direction. We will seek to capitalize on commercial real estate investment opportunities and will be managed by an affiliate of Rithm, which has an experienced team with a well-recognized track record of success in real estate investments.

Following the consummation of the strategic transaction, we expect to pursue a flexible real estate investment strategy. Our target assets are currently expected to be in the commercial real estate sector, including commercial real estate, as well as preferred equity or debt instruments secured by mortgages on these types of properties, small balance commercial loans, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinated debt in connection with these types of properties, as well as commercial mortgage servicing rights and operating businesses in the sector. The post-closing Company does not currently anticipate investing in residential mortgage loans, RPLs or NPLs. Given the change in focus of our business, we intend to, over time, reposition much of our existing portfolio. We believe commercial real estate offers an attractive investment opportunity given market dynamics that are creating significant refinancing challenges and funding gaps.

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of March 31, 2024 and December 31, 2023 ($ in millions):

	March 31, 2024	December 31, 2023
Residential RPLs	$741.4	$822.1
Residential NPLs	59.9	92.0
SBC loans	5.7	6.2
Real estate owned properties, net	5.2	3.8
Investments in securities available-for-sale	125.1	131.6
Investments in securities held-to-maturity	54.1	59.7
Investments in beneficial interests	88.6	104.2
Total mortgage related assets	$1,080.0	$1,219.6

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

We have incurred substantial operating losses as a result. We expect to continue to incur significant and increasing operating losses for the foreseeable future given current market conditions for our mortgage asset holdings. In particular, higher interest rates have had, and are expected to continue to have, significant negative effects on our loan assets. The interrelationships between various rates and interest rate volatility have had, and are expected to continue to have, negative effects on our earnings because it has extended duration. This has resulted in, and is expected to continue to result in, significant decreases in the fair market value of performing loans. It also may impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms.

Through the end of the first quarter, the recent trends noted below have continued, including:

•higher interest rates have continuing to increase our borrowing costs;
•higher mortgage interest rates and higher home prices are slowing home purchases and refinancing activity resulting in lower prepayments of our loan and securities portfolios;
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

Rising mortgage rates have reduced the supply of residential mortgage loans and stronger payment performance has reduced the supply of NPLs.

There has been significant disruption in the commercial real estate loan market as a result of the pandemic and rising interest rates. We believe the primary lenders and loan purchasers are less interested in these assets because they typically require significant commercial and residential mortgage credit and underwriting expertise, special servicing capability and active property management. It is also more difficult to create the large pools of these loans that primary banks, lenders and portfolio acquirers typically desire. We continually monitor market developments relating to SBC loans and properties.

We also believe that banks that have deposit outflows due to rising interest rates and significant commercial real estate loan exposure will begin to sell certain SBC loans to dispose of their inventory.

Factors That May Affect Our Operating Results

Acquisitions. In light of current market conditions and certain financial challenges, including the significant losses we have incurred to date and limited sources of financing, we do not expect to be in a position to make new acquisitions of residential mortgage assets in the near future.

Financing. We securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The secured borrowings are structured as debt financings and not REMIC sales. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Currently there is substantial uncertainty in the securitization markets which has limited our access to financing.

Distributions. To qualify as a REIT under the Code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Expenses. Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the Servicing Agreement. Additionally, our Manager incurs direct, out-of-pocket costs related to managing our business, which are contractually reimbursable by us. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties, and includes any charges for impairments to the carrying value of these assets, which may be significant. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.

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

Market Conditions. Mortgage markets are undergoing a great deal of disruption and uncertainty with regard to both interest rates and origination volume. We expect that market conditions will continue to significantly and adversely impact our operating results and will cause us to adjust our investment and financing strategies over time.

Management Transition. We currently rely on Thetis as our manager, and on Gregory, as our servicer. Thetis provides the employees necessary in order to manage our assets, as well as to address our corporate and financial reporting obligations, among other things. In connection with our transaction with Rithm, we anticipate that Thetis will be replaced by an affiliate of Rithm as our manager, subject to obtaining approval from a majority of our stockholders and the satisfaction of certain other closing conditions. Additionally, Gregory expects in the near future to enter into a transaction to assign its servicing rights and obligations to a third-party servicer, subject to receipt of necessary consents. During the transition period, we may need to enter into transition services arrangements in order to ensure continuity. In addition, as a result of our announced strategic transaction, among other reasons, we have experienced some loss of personnel. We may incur expenses and transaction costs associated with the management transition to Rithm and the transfer of Gregory’s servicing contracts to a third-party servicer. If we or our existing manager cannot retain certain key personnel during the transition period, or the new manager does not make available additional employees to assist, it may give rise to potential risks for us, including the risk of a significant deficiency or material weakness in internal control over financial reporting.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, and other subjective assessments. In particular, we have identified six policies that, due to the judgment and estimates inherent in those policies, are critical to understanding our consolidated financial statements. These policies relate to (i) the allowance for credit losses, (ii) accounting for Interest income on our mortgage loan portfolio; (iii) accounting for Investments in securities available-for-sale ("AFS") and Investments in securities held-to-maturity ("HTM"); (iv) accounting for Investments in beneficial interests; (v) accounting for Interest expense on our secured borrowings, repurchase facilities, 2024 Notes and 2027 Notes; and (vi) fair values. We believe that the judgment and estimates used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments or estimates could result in material differences in our results of operations or financial condition. For further information, please refer to the Critical Accounting Policies and Estimates in our Form 10-K for our calendar year ended December 31, 2023, as there have been no changes to these policies.

Recent Accounting Pronouncements

Refer to the notes to our interim financial statements for a description of relevant recent accounting pronouncements.

Results of Operations

Quarter Overview

Key items for the three months ended March 31, 2024 include:

•Interest income of $15.7 million; net interest income of $1.6 million
•Net loss attributable to common stockholders of $(74.3) million
•Operating loss of $(4.8) million or $(0.16) per common share
•Earnings per share ("EPS") per basic common share was a loss of $(2.41) of which $(0.50) per basic common share relates to the accrual of the manager termination fee
•Taxable loss of $(0.67) per share attributable to common stockholders after payment of dividends on our preferred stock
•Book value per common share of $6.87 at March 31, 2024
•Collected total cash of $80.9 million from loan payments, sales of loans, sales of REO and collections from investments in debt securities and beneficial interests
•As of March 31, 2024, held $100.1 million of cash and cash equivalents; average daily cash balance for the quarter was $65.3 million
•As of March 31, 2024, approximately 84.4% of our portfolio (based on UPB at the time of acquisition) made at least 12 out of the last 12 payments

We generated a consolidated net loss attributable to common stockholders under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP") for the three months ended March 31, 2024 of $(74.3) million or $(2.41) per common share after preferred dividends, and Operating loss of $(4.8) million or $(0.16) per common share. Operating income is a non-GAAP financial measure which adjusts GAAP earnings by removing gains and losses as well as certain other non-core income and expenses and preferred dividends. We consider Operating income a useful measure for comparing the results of our ongoing operations over multiple quarters. Comparatively, our GAAP consolidated net loss attributable to common stockholders for the three months ended March 31, 2023 was $(7.9) million or $(0.34) per common share, and Operating income was $(2.1) million, or $(0.09) per common share.

At March 31, 2024, our book value decreased to $6.87 per common share from $9.99 at December 31, 2023, driven by the year to date net loss attributable to common stockholders of $74.3 million and dividends on our common stock of

$3.4 million, partially offset by the exchange of our preferred shares for common stock of $22.0 million and exchange of our warrants for common shares of $18.7 million, the amortization of $0.8 million of unrealized losses on our investments in debt securities AFS transferred to HTM, and the recovery of mark to market losses of $0.4 million on our investments in debt securities AFS.

Table 1: Results of Operations

	Three months ended March 31,
($ in thousands)	2024	2023
INCOME
Interest income	$15,738	$18,456
Interest expense	(14,106)	(14,925)
Net interest income	1,632	3,531
Net (increase)/decrease in the net present value of expected credit losses	(4,230)	621
Net interest (loss)/income after the impact of changes in the net present value of expected credit losses	(2,598)	4,152
Income/(loss) from investments in affiliates	521	(98)
Loss on joint venture refinancing on beneficial interests	—	(995)
Mark to market loss on mortgage loans held-for-sale, net	(47,307)	—
Other income/(loss)	3	(2,519)
Total (loss)/revenue, net	(49,381)	540
EXPENSE
Related party expense – loan servicing fees	1,734	1,860
Related party expense – management fee	17,459	1,828
Professional fees	705	934
Fair value adjustment on put option liability and warrants	1,353	1,622
Other expense	2,445	1,614
Total expense	23,696	7,858
Gain on debt extinguishment	—	(47)
Loss before provision for income taxes	(73,077)	(7,271)
Provision for income taxes	915	93
Consolidated net loss	(73,992)	(7,364)
Less: consolidated net (loss)/income attributable to the non-controlling interest	(14)	30
Consolidated net loss attributable to the Company	(73,978)	(7,394)
Less: dividends on preferred stock	341	547
Consolidated net loss attributable to common stockholders	$(74,319)	$(7,941)
Basic loss per common share	$(2.41)	$(0.34)
Diluted loss per common share	$(2.41)	$(0.34)

	Three months ended March 31,
($ in thousands)	2024	2023
Reconciliation of consolidated net loss attributable to common stockholders to consolidated operating loss
Consolidated net loss attributable to common stockholders	$(74,319)	$(7,941)
Dividends on preferred stock	(341)	(547)
Consolidated net loss attributable to the Company	(73,978)	(7,394)
Provision for income taxes	(915)	(93)
Consolidated net loss/(income) attributable to the non-controlling interest	14	(30)
Loss before provision for income taxes	(73,077)	(7,271)
Loss on joint venture refinancing on beneficial interests	—	(995)
Realized loss on sale of securities	—	(2,974)
Net (increase)/decrease in the net present value of expected credit losses	(4,230)	621
Management termination fee	(15,506)	—
Fair value adjustment on put option liability and warrants	(1,353)	(1,622)
Mark to market on mortgage loans held-for-sale, net	(47,307)	—
Other adjustments	125	(162)
Consolidated operating loss	$(4,806)	$(2,139)
Basic operating loss per common share	$(0.16)	$(0.09)
Diluted operating loss per common share	$(0.16)	$(0.09)

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Our gross interest income excluding the impact of credit losses decreased to $15.7 million for the three months ended March 31, 2024 from $18.5 million for the three months ended March 31, 2023 primarily due to lower average balances of our mortgage loan, debt security and beneficial interest portfolios. This was partially offset by a $0.3 million increase in our bank interest income.

Interest expense for the three months ended March 31, 2024 decreased to $14.1 million from $14.9 million for the three months ended March 31, 2023 due to decreases in the average balances and interest rates on our borrowings on repurchase lines of credit.

Net interest income after recording the impact of the net present value of increases/decreases in expected credit losses decreased to $2.6 million for the three months ended March 31, 2024 from $4.2 million for the three months ended March 31, 2023 primarily as a result of lower interest income and the net impact of a net $4.2 million increase in the net present value of expected credit losses for our mortgage loan and beneficial interest portfolio for the three months ended March 31, 2024 compared to a $0.6 million decrease for the three months ended March 31, 2023. Of the $4.2 million for the three months ended March 31, 2024, $1.1 million relates to our mortgage loan portfolio and $3.1 million relates to our investments in beneficial interests. Comparatively, of the $0.6 million for the three months ended March 31, 2023, the total $0.6 million relates to our mortgage loan portfolio.

During the three months ended March 31, 2024, we collected $80.9 million in cash payments and proceeds on our mortgage loans, securities and REO held-for-sale compared to $43.6 million for the three months ended March 31, 2023 as rising interest rates have reduced refinancing as a primary driver of prepayments.

The interest income detail for the three months ended March 31, 2024 and 2023 are included in the table below ($ in thousands):

Table 2: Interest Income Detail

	Three months ended March 31,
	2024	2023
Accretable yield recognized on RPL, NPL and SBC loans	$11,823	$13,281
Interest income on debt securities	2,220	2,486
Bank interest income	863	515
Accretable yield recognized on beneficial interests	736	2,083
Other interest income	96	91
Interest income	$15,738	$18,456
Net (increase)/decrease in the net present value of expected credit losses	(4,230)	621
Interest income after the impact of changes in the net present value of expected credit losses	$11,508	$19,077

The average carrying balance of our mortgage loan portfolio decreased for the three months ended March 31, 2024 versus the comparative period in 2023 primarily due to continued prepayments of our mortgage loan portfolio and fewer acquisitions. The average carrying balances of our debt securities, beneficial interests and debt outstanding decreased for the three months ended March 31, 2024 versus the comparative period in 2023 as paydowns and sales outpaced acquisitions. The average carrying balances for our portfolio are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended March 31,
	2024	2023
Average mortgage loan portfolio	$898,343	$980,671
Average carrying value of debt securities	$215,748	$266,899
Average carrying value of beneficial interests	$103,305	$134,341
Total average asset backed debt	$779,768	$897,279

Income/Loss from Equity Method Investments

We recorded income from our investments in our Manager and Servicer of $3.1 million for the three months ended March 31, 2024. Comparatively, for the three months ended March 31, 2023, we recorded losses from our investments in our Manager and Servicer of $0.1 million. We account for our investments in our Manager and our Servicer using the equity method of accounting. We recorded income of $25 thousand in our other equity method investments for the three months ended March 31, 2024. Comparatively, for the three months ended March 31, 2023, we recorded a loss from our other equity method investments of $34 thousand.

During the three months ended March 31, 2023, we contributed an additional $0.7 million equity interest in Great Ajax FS LLC ("GAFS") to increase our total ownership of GAFS to 9.7%. During the three months ended March 31, 2024, we reduced the basis of GAFS to zero and recorded a write off of $2.6 million.

During the year ended December 31, 2023, GA-TRS received an additional 20,991 shares of Gaea common stock due to the termination of Gaea's management agreement, which increased our ownership. At March 31, 2024, we owned approximately 22.2% of Gaea.

Loss on Joint Venture Refinancing on Beneficial Interests

During the three months ended March 31, 2023, we recorded a $1.0 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment. The $1.0 million relates to the re-securitization of Ajax Mortgage Loan Trusts 2019-E, 2019-G and 2019-H ("2019-E, -G, -H") into Ajax Mortgage Loan Trust 2023-A ("2023-A"). Although we retained a proportionate investment in the securities issued by the new joint ventures, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the old joint ventures to the new joint ventures. Comparatively, no losses were recorded on joint venture refinancing on beneficial interests during the three months ended March 31, 2024.

Other Income/Loss

Other income/loss increased for the three months ended March 31, 2024 by $2.5 million from the three months ended March 31, 2023 primarily due to a loss on sale of securities during the three months ended March 31, 2023. A breakdown of Other income/loss is provided in the table below ($ in thousands):

Table 4: Other Income/(Loss)

	Three months ended March 31,
	2024	2023
Other income	$433	$364
Net gain on sale of property held-for-sale	8	91
Loss on sale of securities	—	(2,974)
Loss on sale of mortgage loans	(438)	—
Total Other income/(loss)	$3	$(2,519)

Expenses

Total expenses increased for the three months ended March 31, 2024 over the comparable period in 2023 as a result of the management fee termination of $15.5 million and put option expense on our outstanding common stock warrants issued with our preferred shares, which were all exchanged for common stock during the three months ended March 31, 2024. These were partially offset by a decrease in professional fees. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended March 31,
	2024	2023
Related party expense – management fee	$17,459	$1,828
Other expense	2,445	1,614
Related party expense – loan servicing fees	1,734	1,860
Fair value adjustment on put option liability and warrants	1,353	1,622
Professional fees	705	934
Total expense	$23,696	$7,858

Other Expense

Other expense increased for the three months ended March 31, 2024 over the comparable periods in 2023 primarily due to the amortization on deferred issuance costs for the warrants and an increase in real estate operating expense as a result of higher impairment on our REO. A breakdown of Other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended March 31,
	2024	2023
Amortization on deferred issuance costs for warrants	$743	$—
Real estate operating expense	396	111
Employee and service provider share grants	253	517
Insurance	244	262
Directors' fees and grants	217	183
Borrowing related expenses	162	130
Software licenses and amortization	119	106
Taxes and regulatory expense	116	72
Travel, meals, entertainment	109	127
Other expense	48	55
Internal audit services	38	51
Total Other expense	$2,445	$1,614

Redemption of Put Option Liability and Preferred Stock

During the three months ended March 31, 2024, we exchanged the remaining 424,949 shares of our outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of our outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for newly issued shares of our common stock. Of the 12,046,218 shares, 9,464,524 shares of our common stock were issued during the three months ended March 31, 2024 and the remaining 2,581,694 shares of our common stock will only be issued following the approval of a majority of our stockholders during our 2024 annual and special meeting of stockholders. We recorded a $12.6 million liability to account for the shares payable to the preferred holders. There was no repurchase of preferred stock during the three months ended March 31, 2023.

Gain on Debt Extinguishment

During the three months ended March 31, 2024, there was no gain on debt extinguishment. Comparatively, during the three months ended March 31, 2023, we recorded a $47 thousand gain related to the repurchase of $1.0 million aggregate principal of our 2024 Notes.

Equity and Net Book Value per Share

Our net book value per common share was $6.87 and $9.99 at March 31, 2024 and December 31, 2023, respectively. The decrease in book value was primarily due to the quarter to date net loss attributable to common stockholders of $74.3 million and the dividends on our common stock of $3.4 million, partially offset by the exchange of our preferred shares for common stock of $22.0 million and exchange of our warrants for common shares of $18.7 million, the amortization of $0.8 million of unrealized losses on our investments in debt securities AFS transferred to HTM, and the recovery of mark to market losses of $0.4 million on our investments in debt securities AFS. We believe our calculation is representative of our book value on a per share basis, and our Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by taking equity at the balance sheet date (i) less preferred stock and non-controlling interest, (ii) adjusted for any addition for potential conversion of our 2024 Notes, divided by outstanding shares at the balance sheet date adjusted to include (i) unvested restricted stock earned but unissued and (ii) any share equivalents for our 2024 Notes or our warrant liability as determined by the dilution requirements for our EPS calculation. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	March 31, 2024	December 31, 2023
Outstanding shares	36,992,019	27,460,161
Adjustments for(1,2):
Settlement of put option in shares(3)	—	—
Total adjusted shares outstanding	36,992,019	27,460,161

Equity at period end(1)	$256,236	$310,895
Adjustment for equity due to preferred shares	—	(34,554)
Net adjustment for equity due to non-controlling interests	(1,939)	(1,962)
Adjusted equity	$254,297	$274,379
Book value per share	$6.87	$9.99

(1)The conversion of convertible senior notes is not included in the book value calculation as of March 31, 2024 or December 31, 2023 as it has an anti-dilutive effect on our earnings per share calculation.
(2)There were no unvested grants of restricted stock and shares earned but not issued as of March 31, 2024 or December 31, 2023 as the independent director fees will be settled 100% in cash.
(3)The settlement of the put option in shares is not included in the book value calculation as of March 31, 2024 or December 31, 2023 as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the three months ended March 31, 2024, we purchased no RPLs. Comparatively, for the three months ended March 31, 2023, we purchased $0.6 million of RPLs with UPB of $0.8 million at 58.8% of property value and 72.9% of UPB. For both the three months ended March 31, 2024 and 2023, we purchased no NPLs. For both the three months ended March 31, 2024 and 2023, we purchased no SBC loans. We ended the period with $0.8 billion of mortgage loans with an aggregate UPB of $0.9 billion as of March 31, 2024 and $1.0 billion for both our net mortgage loans and aggregate UPB as of March 31, 2023.

The following table shows loan portfolio acquisitions for the three months ended March 31, 2024, and 2023 ($ in thousands):

Table 8: Loan Portfolio Acquisitions

	Three months ended March 31,
	2024	2023
RPLs
Count	—	3
UPB	$—	$828
Purchase price	$—	$604
Purchase price % of UPB	—%	72.9%

During the three months ended March 31, 2024, 62 mortgage loans, representing 0.9% of our ending UPB, were liquidated. Comparatively, during the three months ended March 31, 2023, 96 mortgage loans, representing 1.5% of our ending UPB, were liquidated. Our loan portfolio activity for the three months ended March 31, 2024 and 2023 is presented below ($ in thousands):

Table 9: Loan Portfolio Activity

	Three months ended March 31,
	2024		2023
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$864,551	$55,718	$989,084	$—
Mortgage loans acquired	—	—	604	—
Accretion recognized	11,823	—	13,281	—
Payments received on loans, net	(22,849)	(583)	(33,094)	—
Net reclassifications (to)/from mortgage loans held-for-sale, net	(411,814)	411,814	—	—
Mark to market on loans held-for-sale	—	(47,307)	—	—
Reclassifications to REO	(1,670)	(345)	169	—
Sale of mortgage loans	—	(50,570)	—	—
(Increase)/decrease in net present value of expected credit losses on mortgage loans and lower of cost or market adjustment	(1,112)	—	621	—
Other	(231)	(439)	—	—
Ending carrying value	$438,698	$368,288	$970,665	$—

Table 10: Portfolio Composition

As of March 31, 2024 and December 31, 2023, our portfolios consisted of the following ($ in thousands):

March 31, 2024(1)		December 31, 2023(2)
No. of Loans	4,720	No. of Loans	5,023
Total UPB(3)	$882,050	Total UPB(3)	$957,175
Interest-Bearing Balance	$805,459	Interest-Bearing Balance	$875,209
Deferred Balance(4)	$76,591	Deferred Balance(4)	$81,966
Market Value of Collateral(5)	$2,028,883	Market Value of Collateral(5)	$2,115,857
Current Purchase Price/Total UPB	81.4%	Current Purchase Price/Total UPB	81.6%
Current Purchase Price/Market Value of Collateral	40.2%	Current Purchase Price/Market Value of Collateral	41.5%
Weighted Average Coupon	4.54%	Weighted Average Coupon	4.51%
Weighted Average LTV(6)	52.2%	Weighted Average LTV(6)	54.2%
Weighted Average Remaining Term (months)	284	Weighted Average Remaining Term (months)	288
No. of first liens	4,677	No. of first liens	4,979
No. of second liens	43	No. of second liens	44
RPLs	91.9%	RPLs	89.3%
NPLs	7.4%	NPLs	10.0%
SBC loans	0.7%	SBC loans	0.7%
No. of REO properties held-for-sale	24	No. of REO properties held-for-sale	20
Market Value of REO(7)	$5,778	Market Value of REO(7)	$4,592
Carrying value of debt securities and beneficial interests in trusts	$284,535	Carrying value of debt securities and beneficial interests in trusts	$310,330
Loans with 12 for 12 payments as an approximate percentage of acquisition UPB(8)	84.4%	Loans with 12 for 12 payments as an approximate percentage of acquisition UPB(8)	80.4%
Loans with 24 for 24 payments as an approximate percentage of acquisition UPB(9)	81.2%	Loans with 24 for 24 payments as an approximate percentage of acquisition UPB(9)	76.9%

(1)Includes 2,109 loans that were classified from Mortgage loans held-for investment, net to Mortgage loans held-for-sale, net with a total UPB of $421.6 million and a carrying value of $411.8 million.
(2)Includes 262 loans that were classified from Mortgage loans held-for investment, net to Mortgage loans held-for-sale, net with a total UPB of $64.2 million and a carrying value of $64.3 million.
(3)At March 31, 2024 and December 31, 2023, our loan portfolio consists of fixed rate (59.7% of UPB), ARM (6.0% of UPB) and Hybrid ARM (34.3% of UPB); and fixed rate (60.0% of UPB), ARM (6.4% of UPB) and Hybrid ARM (33.6% of UPB), respectively.
(4)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(5)As of the reporting date.
(6)UPB as of March 31, 2024 and December 31, 2023, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 11: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of March 31, 2024 and December 31, 2023, respectively ($ in thousands):

Portfolio at March 31, 2024

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	533	2,663	1,524
UPB	$111,446	$569,807	$200,797
Percent of mortgage loan portfolio by year of origination	12.6%	64.6%	22.8%
Loan Attributes:
Weighted average loan age (months)	134.1	206.2	245.0
Weighted average loan-to-value	52.4%	55.0%	44.1%
Delinquency Performance:
Current	63.4%	66.4%	65.9%
30 days delinquent	8.6%	10.7%	11.1%
60 days delinquent	6.9%	7.2%	6.6%
90+ days delinquent	14.3%	12.2%	13.7%
Foreclosure	6.8%	3.5%	2.7%

Portfolio at December 31, 2023

	Years of Origination(1)
	After 2008	2006 – 2008	2005 and prior
Number of loans	578	2,827	1,618
UPB	$123,340	$616,185	$217,650
Percent of mortgage loan portfolio by year of origination	12.9%	64.4%	22.7%
Loan Attributes:
Weighted average loan age (months)	129.5	203.1	242.2
Weighted average loan-to-value	54.5%	57.0%	46.1%
Delinquency Performance:
Current	59.0%	60.9%	61.5%
30 days delinquent	9.4%	12.0%	11.8%
60 days delinquent	—%	—%	0.5%
90+ days delinquent	21.6%	20.1%	20.5%
Foreclosure	10.0%	7.0%	5.7%

(1)Includes 262 loans that were classified from Mortgage loans held-for investment, net to Mortgage loans held-for-sale, net with a total UPB of $64.2 million and a carrying value of $64.3 million.

Table 12: Loans by State

The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof at March 31, 2024 and December 31, 2023 ($ in thousands):

March 31, 2024						December 31, 2023
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	658	$207,767	23.6%	$503,037	24.8%	CA	678	$216,124	22.6%	$508,854	24.0%
FL	708	137,724	15.6%	336,790	16.6%	FL	792	159,018	16.6%	366,829	17.3%
NY	295	87,242	9.9%	185,299	9.1%	NY	344	101,946	10.7%	209,509	9.9%
NJ	258	55,482	6.3%	111,518	5.5%	NJ	274	60,837	6.4%	115,635	5.5%
MD	185	44,128	5.0%	76,177	3.8%	MD	198	47,391	5.0%	79,587	3.8%
VA	165	34,370	3.9%	68,359	3.4%	VA	171	35,359	3.7%	68,100	3.2%
GA	259	30,009	3.4%	77,805	3.8%	TX	318	31,445	3.3%	85,808	4.1%
TX	302	28,228	3.2%	81,729	4.0%	GA	264	30,719	3.2%	77,210	3.6%
IL	175	27,825	3.2%	47,850	2.4%	IL	182	29,826	3.1%	48,824	2.3%
MA	126	24,824	2.8%	60,616	3.0%	MA	136	27,266	2.8%	64,592	3.1%
Other	1,589	204,451	23.1%	479,703	23.6%	Other	1,666	217,244	22.6%	490,909	23.2%
	4,720	$882,050	100.0%	$2,028,883	100.0%		5,023	$957,175	100.0%	$2,115,857	100.0%

(1)As of the reporting date.

Table 13: Debt Securities and Trust Certificate Acquisitions

The following table shows our debt securities and trust certificate acquisitions for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three months ended March 31,
	2024	2023
Class A securities
UPB	$—	$9,648
Purchase price(1)	$—	$8,753
Purchase price % of UPB	—%	90.7%
Class M securities
UPB	$—	$2,112
Purchase price(1)	$—	$1,565
Purchase price % of UPB	—%	74.1%
Class B securities
UPB	$—	$4,101
Purchase price(1)	$—	$2,818
Purchase price % of UPB	—%	68.7%
Trust certificates
Purchase price(1)	$—	$3,014

(1)The securities were received in exchange for our investments in Ajax Mortgage Loan Trust 2019-E, 2019-G and 2019-H for the three months ended March 31, 2023.

Liquidity and Capital Resources

Source and Uses of Cash

During the three month ended March 31, 2024, our primary sources of cash have consisted of proceeds from loan sales. Historically, our primary sources of cash have also included proceeds from our securities offerings, our secured borrowings, repurchase agreements, principal and interest payments on our loan portfolio, principal paydowns on securities, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include secured borrowings, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities).

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

As of March 31, 2024 and December 31, 2023, substantially all of our invested capital was in RPLs, NPLs, SBC loans, debt securities, and beneficial interests. We also held approximately $100.1 million of cash and cash equivalents, an increase of $47.3 million from our balance of $52.8 million at December 31, 2023. Our average daily cash balance during the quarter was $65.3 million, an increase of $10.1 million from our average daily cash balance of $55.2 million during the three months ended December 31, 2023.

Three Month Operating, Investing and Financing Cash Flows

Our operating cash outflows for the three months ended March 31, 2024 were $8.2 million. Our operating cash outflows for the three months ended March 31, 2023 were $16.8 million. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $9.9 million and $11.6 million for the three months ended March 31, 2024 and 2023, respectively. Non-cash interest income accretion on our mortgage loans was $1.9 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. Interest income on beneficial interests was $0.7 million and $2.1 million during the three months ended March 31, 2024 and 2023, respectively. Interest income on debt securities was $2.2 million and $2.5 million during the three months ended March 31, 2024 and 2023, respectively.

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

For the three months ended March 31, 2024, our investing cash inflows of $92.7 million were driven by the sales of our mortgage loans of $50.1 million, principal and interest collections on our securities of $28.6 million, principal payments and payoffs of our mortgage loan portfolio of $13.5 million. For the three months ended March 31, 2023, our investing cash inflows of $63.5 million were driven by proceeds from refinancing and sale of our debt securities of $29.4 million, principal and interest collections on our securities of $29.0 million and principal payments on and payoffs of our mortgage loan portfolio of $21.5 million, partially offset by the purchase of securities of $16.3 million, the contribution of an additional $0.7 million equity interest in our GAFS affiliate and acquisitions of our mortgage loans of $0.6 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and debt securities. We fund our mortgage loan pools primarily through secured borrowings and repurchase agreements and we fund our debt securities primarily through repurchase agreements. For the three months ended March 31, 2024, we had net financing cash outflows of $37.2 million primarily driven by repayments of $54.9 million on repurchase transactions, pay downs of existing debt obligations of $11.8 million on secured borrowings, partially offset by additional borrowing through repurchase transactions of $33.2 million. For the three months ended March 31, 2023, we had net financing cash outflows of $45.1 million primarily driven by repayments of $40.6 million on repurchase transactions and pay downs of existing debt obligations of $13.0 million on secured borrowings, partially offset by additional borrowing through repurchase transactions of $13.4 million. For the three months ended March 31, 2024 and 2023, we paid $3.7 million and $6.5 million, respectively, in combined dividends and distributions.

Financing Activities — Equity Offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of March 31, 2024, we held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of our shares previously held by our Manager, 361,912 shares received through our Servicer and 525,039 shares acquired through open market purchases. As of March 31, 2023, we held 1,031,609 shares of treasury stock consisting of 144,658 shares received through distributions of our shares previously held by our Manager and 525,039 shares acquired through open market purchases.

During the year ended December 31, 2022, we repurchased and retired 1,882,451 shares of our series A preferred stock and 1,757,010 shares of our series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing discounts of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. There was no repurchase of preferred stock in either the three months ended March 31, 2024 and 2023. Also, during the year ended December 31, 2022, we repurchased and retired 4,549,328 of our outstanding warrants for $35.0 million, resulting in the acceleration of $12.3 million of accretion expense, which resulted in less accretion expense in future periods. There was no repurchase of warrants during the three months ended March 31, 2024.

During the three months ended March 31, 2024, we exchanged the remaining 424,949 shares of our outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of our outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for newly issued shares of our common stock. Of the 12,046,218 shares, 9,464,524 shares of our common stock were issued during the three months ended March 31, 2024 and the remaining 2,581,694 shares of our common stock will only be issued following the approval of a majority of our stockholders during our 2024 annual and special meeting of stockholders. We recorded a $12.6 million liability to account for the shares payable to the preferred holders. No preferred stock or warrants were exchanged during the three months ended March 31, 2023.

During the three months ended March 31, 2024, we did not sell any shares of common stock under our At the Market program. Comparatively, during the three months ended March 31, 2023, we sold 345,578 shares of common stock for proceeds, net of issuance costs of $2.4 million under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings, 2024 Notes and 2027 Notes

Secured Borrowings

From our inception (January 30, 2014) to March 31, 2024, we have completed 18 secured borrowings, not including borrowings we completed for our non-consolidated joint ventures (See "Table 18: Investments in Joint Ventures"), through securitization trusts pursuant to Rule 144A under the Securities Act, five of which were outstanding at March 31, 2024. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have retained the subordinated notes and the applicable trust certificates from one non-rated secured borrowing outstanding at March 31, 2024.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allows us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at March 31, 2024. Our rated secured borrowings are designated in the table below.

Our secured borrowings carry no provision for a step-up in interest rate on any of the Class B notes, except for 2021-B.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at March 31, 2024 at their respective cutoff dates:

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

2024 Notes (Convertible Senior Notes)

During 2017 and 2018, we completed the public offer and sale of our 2024 Notes, in three separate offerings which form a single series of fungible securities. At both March 31, 2024 and December 31, 2023, the UPB of the debt was $103.5 million. The 2024 Notes had an interest rate of 7.25% per annum and were payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes matured on April 30, 2024. We redeemed the notes in full on April 30, 2024 for an aggregate amount of $103.5 million and 15 days of accrued interest.

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

The following table presents summarized financial information for the Guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Table 15: Summary of Issuer and Guarantor Financial Statements

	March 31, 2024	December 31, 2023
Total assets	$382,660	$382,962

Borrowings under repurchase transactions	151,061	158,741
Convertible senior notes and notes payable, net	210,575	210,360
Other liabilities	42,060	44,931
Total liabilities	403,696	414,032

Total equity (deficit)	(21,036)	(31,070)
Total liabilities and equity	$382,660	$382,962

Three months ended
March 31, 2024
Total loss on revenue, net	$(6,744)

Management fees and loan servicing fees	17,163
Other expenses	4,065
Consolidated loss attributable to the Company	(27,972)
Less: dividends on preferred stock	341
Consolidated net loss attributable to common stockholders	$(28,313)

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans, which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $150.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month SOFR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 75% and 90% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have four repurchase facilities, as of March 31, 2024, substantially similar to the mortgage loan repurchase facilities where the pledged assets are bonds retained from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at March 31, 2024 and December 31, 2023 is as follows ($ in thousands):

Table 16: Repurchase Transactions by Maturity Date

	March 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Barclays - bonds(1)		$69,929	$87,789		6.98%
A Bonds	April 3, 2024	10,596	14,857		6.83%
	April 15, 2024	21,456	28,138		6.72%
	May 3, 2024	6,357	8,162		6.68%
	May 22, 2024	2,134	3,511		6.97%
B Bonds	April 26, 2024	3,102	5,151		7.62%
	May 3, 2024	3,608	5,991		7.70%
	May 22, 2024	4,312	13,651		7.57%
	June 13, 2024	16,988	5,796		7.06%
M Bonds	May 3, 2024	281	505		7.05%
	May 22, 2024	1,095	2,027		7.17%
Nomura - bonds(1)		$95,890	$95,465		6.84%
A Bonds	April 26, 2024	34,745	45,079		6.94%
	May 15, 2024	4,898	7,008		6.86%
	June 28, 2024	16,657	22,547		6.71%
B Bonds	April 26, 2024	1,031	1,797		7.23%
	May 15, 2024	3,013	5,197		7.26%
	June 5, 2024	28,176	110		6.63%
	June 28, 2024	3,818	6,414		7.26%
M Bonds	April 26, 2024	2,434	5,200		7.23%
	June 28, 2024	1,118	2,113		6.86%
JP Morgan - bonds(1)		$28,042	$43,438		6.74%
A Bonds	May 28, 2024	9,480	15,674		6.67%
M Bonds	April 3, 2024	14,625	20,346		6.73%
	July 22, 2024	3,401	6,534		6.96%
	May 28, 2024	536	884		6.89%
Nomura - loans(2)	October 5, 2024	$154,017	$216,540		7.79%
JP Morgan - loans(3)	July 10, 2024	$6,161	$8,561		8.38%
Totals/weighted averages		$354,039	$451,793	(4)	7.30%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of March 31, 2024.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of March 31, 2024 was $400.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of March 31, 2024 was $150.0 million.
(4)Includes $42.8 million of bonds that are consolidated on our balance sheet for GAAP as of March 31, 2024.

	December 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Barclays - bonds(1)		$70,095	$101,041		7.03%
A Bonds	January 3, 2024	10,850	15,572		6.90%
	January 19, 2024	21,762	28,503		6.79%
	May 3, 2024	9,628	12,329		6.87%
	May 22, 2024	2,134	3,358		6.97%
B Bonds	January 26, 2024	3,027	4,998		7.68%
	March 13, 2024	13,398	20,121		7.13%
	May 3, 2024	3,608	6,185		7.70%
	May 22, 2024	4,312	7,565		7.57%
M Bonds	May 3, 2024	281	499		7.05%
	May 22, 2024	1,095	1,911		7.17%
Nomura - bonds(1)		$68,623	$98,448		6.98%
A Bonds	January 26, 2024	35,184	47,149		7.02%
	February 15, 2024	5,079	7,449		6.93%
	March 28, 2024	17,019	23,238		6.74%
B Bonds	January 26, 2024	1,024	1,761		7.31%
	February 15, 2024	3,002	5,149		7.33%
	March 28, 2024	3,900	6,413		7.30%
M Bonds	January 26, 2024	2,307	5,177		7.30%
	March 28, 2024	1,108	2,112		6.90%
JP Morgan - bonds(1)		$33,564	$53,978		6.90%
A Bonds	February 28, 2024	9,632	12,633		6.73%
B Bonds	February 28, 2024	6,598	11,140		7.13%
M Bonds	January 4, 2024	13,541	22,813		6.82%
	January 22, 2024	3,290	6,497		7.23%
	February 28, 2024	503	895		7.03%
Nomura - loans(2)	October 5, 2024	$193,060	$277,632		7.79%
JP Morgan - loans(3)	July 10, 2024	$10,403	$14,656		8.38%
Totals/weighted averages		$375,745	$545,755	(4)	7.44%

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

As of March 31, 2024, we had $354.0 million outstanding under our repurchase transactions compared to $375.7 million as of December 31, 2023. The maximum month-end balance outstanding during the three months ended March 31, 2024 was $401.6 million, compared to a maximum month-end balance for the three months ended December 31, 2023, of $392.0 million. The following table presents certain details of our repurchase transactions for the three months ended March 31, 2024 and December 31, 2023 ($ in thousands):

Table 17: Repurchase Balances

	Three months ended
	March 31, 2024	December 31, 2023
Balance at the end of period	$354,039	$375,745
Maximum outstanding balance during the quarter	$401,590	$392,024
Average balance	$370,676	$378,426

The decrease in our average balance from $378.4 million for the three months ended December 31, 2023 to our average balance of $370.7 million for the three months ended March 31, 2024 is a result of paydowns and asset sales.

As of March 31, 2024 and December 31, 2023, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, warrant liability, 2024 Notes and 2027 Notes.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets. We do, however, have debt covenants related to our various borrowing arrangements that have minimum liquidity and tangible net worth requirements as well as maximum leverage ratio requirements. Generally, we are required to maintain minimum levels of liquidity (in Cash and cash equivalents) and tangible net worth of $30.0 million and $240.0 million, respectively. Similarly, our leverage ratio cannot exceed 3.5 times equity, excluding our secured borrowings.

Dividends

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.

On May 3, 2024, our Board of Directors declared a dividend of $0.06 per share, to be paid on May 30, 2024 to stockholders of record as of May 15, 2024. Our dividend payments are driven by the amount of our taxable income, subject to IRS rules for maintaining our status as a REIT. Our Management Agreement with our Manager requires the payment of an incentive management fee above the amount of the base management fee if either, (1) for any quarterly incentive fee, the sum of cash dividends on our common stock paid out of our taxable income plus any quarterly increase in book value, all calculated on an annualized basis, exceed 8% of our book value, or (2) for any annual incentive fee, the value of quarterly cash dividends on our common stock plus cash special dividends on our common stock paid out of our taxable income, plus the increase in our book value, taken together exceeds 8% (on an annualized basis) of our stock’s book value at the end of the year. During both the three months ended March 31, 2024 and 2023, we recorded no incentive fee payable to the Manager.

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

A summary of our investments in debt securities AFS and HTM issued by joint ventures is presented below ($ in thousands):

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%	$9,753	$4,656	(4)
	Class B notes due 2061	$18,170	3.72%		31.90%	$5,796	$5,796	(4)

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%	$13,288	$6,690	(4)
	Class B notes due 2060	$25,529	4.00%		20.00%	$5,106	$5,106	(4)

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(2)	10.01%	$43,119	$31,134	(4)
	Class M notes due 2060	$19,415	2.94%		10.01%	$1,943	$1,943	(4)
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%	$3,835	$3,835	(4)
	Class B-3 notes due 2060	$29,253	3.73%		19.57%	$5,725	$5,725	(4)

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		5.01%	$23,852	$14,618	(4)
	Class B notes due 2061	$49,463	3.75%		12.60%	$6,232	$6,232	(4)

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%	$23,056	$13,878	(4)
	Class B notes due 2061	$32,995	3.75%		20.00%	$6,599	$6,413	(4)

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained

2021-NPL 1/ November 2021	Class B notes due 2051	$23,088	4.63%		16.33%		$3,771	$3,771

Ajax Mortgage Loan Trust 2022-A/ April 2022	Class A notes due 2061	$154,921	3.47%	(2)	6.24%	(3)	$9,664	$7,612
	Class M notes due 2061	$21,762	3.00%		23.28%		$5,066	$5,066

Ajax Mortgage Loan Trust 2022-B/ June 2022	Class A notes due 2062	$169,924	3.47%	(2)	5.70%	(3)	$9,692	$7,742
	Class M notes due 2062	$17,776	3.00%		17.18%		$3,054	$3,054

2022-RPL 1/ October 2022	Class B notes due 2028	$29,364	4.25%		17.50%		$5,139	$5,139

Ajax Mortgage Loan Trust 2023-A/ February 2023	Class A notes due 2062	$163,741	3.46%	(2)	5.89%	(3)	$9,644	$8,661
	Class M notes due 2062	$10,561	2.50%		20.00%		$2,112	$2,112
	Class B notes due 2062	$20,506	2.50%		20.00%		$4,101	$4,101

Ajax Mortgage Loan Trust 2023-B/ July 2023	Class A notes due 2062	$91,312	4.25%		20.00%		$18,262	$15,626
	Class B notes due 2062	$8,522	4.25%		20.00%		$1,704	$1,704

Ajax Mortgage Loan Trust 2023-C/ July 2023	Class A notes due 2063	$147,386	3.45%	(2)	20.00%	(3)	$29,477	$27,475
	Class M notes due 2063	$25,650	2.50%		20.00%		$5,130	$5,130

(1)Ajax Mortgage Loan Trust 2021-E was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust made an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)Weighted average of Class A notes.
(3)Weighted average ownership of Class A notes.
(4)Total principal includes 5.01% EU risk retention component classified as investments in securities HTM on our consolidated balance sheets.

A summary of our investments in beneficial interests issued by joint ventures is presented below ($ in thousands):

		Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-B/ June 2018	$28,447	20.00%	$5,689		$2,122

Ajax Mortgage Loan Trust 2018-F/ December 2018	$43,201	20.00%	$8,640		$3,641

Ajax Mortgage Loan Trust 2019-E/ September 2019	$43,464	20.00%	$8,693		$2,295

Ajax Mortgage Loan Trust 2020-A/ March 2020	$59,852	20.00%	$11,970		$5,291

Ajax Mortgage Loan Trust 2020-C/ September 2020	$73,964	10.01%	$7,404		$1,124

Ajax Mortgage Loan Trust 2020-D/ September 2020	$79,373	10.01%	$7,945		$1,692

Ajax Mortgage Loan Trust 2021-C/ April 2021	$46,722	31.90%	$14,904		$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	$38,293	20.00%	$7,659		$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	$518,357	19.57%	$101,471	(2)	$918

Ajax Mortgage Loan Trust 2021-F/ June 2021	$92,743	12.60%	$11,686		$11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	$61,864	20.00%	$12,373		$11,630

2021-NPL 1/ November 2021	$52,773	16.33%	$8,620		$8,575

Ajax Mortgage Loan Trust 2022-A/ April 2022(3)	$38,784	23.28%	$9,029		$8,490

Ajax Mortgage Loan Trust 2022-B/ June 2022(4)	$33,125	17.18%	$5,691		$5,301

2022-RPL 1/ October 2022	$55,326	17.50%	$9,682		$9,293

Ajax Mortgage Loan Trust 2023-A/ February 2023	$10,254	20.00%	$2,051		$1,938

Ajax Mortgage Loan Trust 2023-B/ July 2023	$29,274	20.00%	$5,855		$5,259

Ajax Mortgage Loan Trust 2023-C/ July 2023	$30,537	20.00%	$6,107		$5,967

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

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At March 31, 2024 and December 31, 2023, our repurchase obligations totaled $354.0 million and $375.7 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above.)

Our 2024 Notes had outstanding principal balances of $103.5 million at both March 31, 2024 and December 31, 2023. On April 30, 2024, we repaid our 2024 Notes at maturity, for an aggregate amount of $103.5 million, and 15 days of accrued interest.

Our 2027 Notes had an outstanding principal balance of $110.0 million at both March 31, 2024 and December 31, 2023. The 2027 Notes will mature on September 1, 2027.

Our accrued interest expense associated with our repurchase obligations at March 31, 2024 and December 31, 2023, was $2.4 million and $2.3 million, respectively. Our interest expense expected to be paid on our 2024 Notes at March 31, 2024 and December 31, 2023, was $2.2 million and $4.1 million, respectively. Our interest expense expected to be paid on our 2027 Notes at March 31, 2024 and December 31, 2023, was $34.2 million and $39.1 million, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of a financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest and we concurrently receive back our pledged collateral from the lender. Interest expense on our 2024 Notes is paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Interest expense on our 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023.

Our secured borrowings are not included under our contractual obligations as such borrowings are non-recourse to us and principal and interest are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Subsequent Events

Our board declared a cash dividend of $0.06 per share to be paid on May 30, 2024 to stockholders of record as of May 15, 2024.

On April 30, 2024, we repaid our 2024 Convertible Notes at maturity, for an aggregate amount of $103.5 million, and 15 days of accrued interest.

During April 2024, we called the Senior notes and the Class B bond in our Ajax Mortgage Loan Trust 2021-B ("2021-B"). We sold underlying loans with a total UPB of $92.2 million and moved the majority of the remaining loans to our repurchase line of credit. The estimated $10.1 million loss realized on the loans was accrued at March 31, 2024. We received net cash proceeds on the redemption in the amount of $6.5 million and are under contract, subject to due diligence, to sell the majority of the remaining loans in 2021-B and from our repurchase lines of credit in May 2024. The loans have a total UPB of $180.6 million and we expect to generate $47.1 million in cash after repayment of any associated debt. The estimated $21.8 million expected loss on these loans sales was accrued at March 31, 2024.

Also, during April 2024, we sold loans from our repurchase lines of credit with a total UPB of $124.8 million. We received net cash proceeds from these loan sales in the amount of $20.1 million after repaying the associated debt. The estimated $13.6 million loss realized on the loan sales was accrued at March 31, 2024.

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

For the quarter ended March 31, 2024, we incurred a net loss attributable to common stockholders of $74.3 million compared to a net loss attributable to common stockholders of $7.9 million for the quarter ended March 31, 2023. We expect to continue to incur significant and increasing operating losses for the foreseeable future given the current market conditions for our mortgage asset holdings. In particular, higher interest rates have had, and are expected to continue to have, significant negative effects on our loan assets. The interrelationships between various rates and interest rate volatility have had, and are expected to continue to have, negative effects on our earnings because it has extended duration. This has resulted in, and is expected to continue to result in, significant decreases in the fair market value of performing loans. Mortgage related assets may become more illiquid during periods of interest rate volatility. As a result, we also may encounter difficulties refinancing our securitizations and it increases the costs of our repurchase facility financings. Higher interest rates also generally increase our financing costs as we seek to renew or replace borrowing facilities.

Our share price has been and may continue to be volatile.

The market price of our shares has been extremely volatile. From January 1, 2024 through April 25, 2024, the trading price of our common stock has been as low as $3.37 per share and as high as $5.89 per share. The market price variation of our shares may not necessarily bear any relationship to our book value, asset values, operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for our shares in the future. The trading price of our shares may remain volatile and it may be difficult to sell shares at a stable price as a result.

Item 2. Unregistered Sales of Equity Securities

On March 13, 2024, we issued the lead director of our special committee 3,080 shares of common stock in partial payment of their director fees for the fourth quarter of 2023 and first quarter of 2024. These shares were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

GREAT AJAX CORP.

Date: May 3, 2024	By:	/s/ Lawrence Mendelsohn
Lawrence Mendelsohn
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2024	By:	/s/ Mary Doyle
Mary Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)