Form 10-Q
period 2024-06-30
Great Ajax Corp.
filed 2024-08-02
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                  to

001-36844
(Commission file number)

GREAT AJAX CORP.
(Exact name of registrant as specified in its charter)

Maryland	46-5211870
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

799 Broadway
New York, NY 10003
(Address of principal executive offices and Zip Code)
212-850-7770
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

As of July 30, 2024, 45,607,549 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$72,026	$52,834
Mortgage loans held-for-sale, net(1)	108,868	55,718
Mortgage loans held-for-investment, net(1,2)	413,916	864,551
Real estate owned properties, net(3)	4,309	3,785
Investments in securities available-for-sale(4)	140,614	131,558
Investments in securities held-to-maturity(5)	48,050	59,691
Investments in beneficial interests(6)	88,269	104,162
Receivable from servicer	3,594	7,307
Investments in affiliates	24,771	28,000
Prepaid expenses and other assets	7,099	28,685
Total assets	$911,516	$1,336,291
LIABILITIES AND EQUITY
Liabilities:
Secured borrowings, net(1,7)	$276,458	$411,212
Borrowings under repurchase transactions	246,497	375,745
Convertible senior notes(7)	—	103,516
Notes payable, net(7)	107,216	106,844
Management fee payable	1,572	1,998
Warrant liability	—	16,644
Accrued expenses and other liabilities	25,292	9,437
Total liabilities	657,035	1,025,396
Commitments and contingencies – see Note 8
Equity:
Preferred stock $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, zero shares issued and outstanding at June 30, 2024 and 424,949 shares issued and outstanding at December 31, 2023(8)	—	9,411
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, zero shares issued and outstanding at June 30, 2024 and 1,135,590 shares issued and outstanding at December 31, 2023(8)	—	25,143
Common stock $0.01 par value; 125,000,000 shares authorized, 45,605,549 shares issued and outstanding at June 30, 2024 and 27,460,161 shares issued and outstanding at December 31, 2023	466	285
Additional paid-in capital	423,899	352,060
Treasury stock	(9,557)	(9,557)
Retained deficit	(147,361)	(54,382)
Accumulated other comprehensive loss	(13,895)	(14,027)
Equity attributable to stockholders	253,552	308,933
Non-controlling interests(9)	929	1,962
Total equity	254,481	310,895
Total liabilities and equity	$911,516	$1,336,291

The accompanying notes are an integral part of the consolidated financial statements.

(1)Mortgage loans held-for-sale, net and mortgage loans held-for-investment, net include $411.4 million and $628.6 million of loans at June 30, 2024 and December 31, 2023, respectively, transferred to securitization trusts that are variable interest entities (“VIEs”); these loans can only be used to settle obligations of the VIEs. Secured borrowings consist of notes issued by VIEs that can only be settled with the assets and cash flows of the VIEs. The creditors do not have recourse to the primary beneficiary (Great Ajax Corp.). See Note 9 — Debt. Mortgage loans held-for-investment, net include zero and $3.4 million of allowance for expected credit losses at June 30, 2024 and December 31, 2023, respectively.
(2)As of June 30, 2024 and December 31, 2023, balances for Mortgage loans held-for-investment, net include zero and $0.6 million, respectively, from a 50.0% owned joint venture, which the Company consolidates under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP"). As of June 30, 2024, there is a balance for Mortgage loans held-for-sale, net of $0.5 million.
(3)Real estate owned properties, net, are presented net of valuation allowances of $1.7 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively.
(4)Investments in securities available-for-sale (“AFS”) are presented at fair value. As of June 30, 2024, Investments in securities AFS include an amortized cost basis of $150.1 million and a net unrealized loss of $9.5 million. As of December 31, 2023, Investments in securities AFS include an amortized cost basis of $139.6 million and net unrealized loss of $8.0 million.
(5)On January 1, 2023, the Company transferred certain of its investments in securities to held-to-maturity ("HTM") due to European risk retention regulations. As of June 30, 2024, Investments in securities HTM includes an allowance for expected credit losses of zero and remaining discount of $4.4 million related to the unamortized unrealized loss in Accumulated other comprehensive income ("AOCI"). As of December 31, 2023, Investments in securities HTM includes an allowance for expected credit losses of zero and remaining discount of $6.0 million related to the unamortized unrealized loss in AOCI.
(6)Investments in beneficial interests includes allowance for expected credit losses of $9.1 million and $6.9 million at June 30, 2024 and December 31, 2023, respectively.
(7)Secured borrowings, net are presented net of deferred issuance costs of $1.7 million at June 30, 2024 and $3.1 million at December 31, 2023. Convertible senior notes are presented net of deferred issuance costs of zero at both June 30, 2024 and December 31, 2023. Notes payable, net are presented net of deferred issuance costs and discount of $2.8 million at June 30, 2024 and $3.2 million at December 31, 2023.
(8)During the six months ended June 30, 2024, the Company exchanged the remaining 424,949 shares of its outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of its outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for 12,046,218 newly issued shares of its common stock. Of the 12,046,218 shares, 9,464,524 shares of its common stock were issued during the three months ended March 31, 2024 and the remaining 2,581,694 shares of its common stock were issued during the three months ended June 30, 2024 following the approval of the Company's stockholders on May 20, 2024.
(9)As of June 30, 2024, non-controlling interests includes $0.8 million from a 50.0% owned joint venture, zero from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates. As of December 31, 2023, non-controlling interests includes $0.8 million from a 50.0% owned joint venture, $1.0 million from a 53.1% owned subsidiary and $0.1 million from a 99.9% owned subsidiary which the Company consolidates.

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
($ in thousands except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
INCOME
Interest income	$11,915	$18,340	$27,653	$36,796
Interest expense	(11,567)	(15,039)	(25,673)	(29,964)
Net interest income	348	3,301	1,980	6,832
Net change in the allowance for credit losses	—	2,866	(4,230)	3,487
Net interest income/(loss) after the net change in the allowance for credit losses	348	6,167	(2,250)	10,319
Loss from investments in affiliates	(974)	(265)	(453)	(363)
Loss on joint venture refinancing on beneficial interests	—	(8,814)	—	(9,809)
Mark to market loss on mortgage loans held-for-sale, net	(6,488)	—	(53,795)	—
Other (loss)/income	(1,844)	498	(1,841)	(2,021)
Total loss, net	(8,958)	(2,414)	(58,339)	(1,874)
EXPENSE
Related party expense – loan servicing fees	1,324	1,827	3,058	3,687
Related party expense – management fee	2,173	2,001	19,632	3,829
Professional fees	855	989	1,560	1,923
Fair value adjustment on mark to market liabilities	(4,430)	1,839	(3,077)	3,461
Other expense	4,753	2,211	7,198	3,825
Total expense	4,675	8,867	28,371	16,725
Gain on debt extinguishment	—	—	—	(47)
Loss before provision for income taxes	(13,633)	(11,281)	(86,710)	(18,552)
(Benefit)/provision for income taxes	(772)	181	143	274
Consolidated net loss	(12,861)	(11,462)	(86,853)	(18,826)
Less: consolidated net (loss)/income attributable to the non-controlling interest	(119)	24	(133)	54
Consolidated net loss attributable to the Company	(12,742)	(11,486)	(86,720)	(18,880)
Less: dividends on preferred stock	—	548	341	1,095
Consolidated net loss attributable to common stockholders	$(12,742)	$(12,034)	$(87,061)	$(19,975)
Basic loss per common share	$(0.32)	$(0.51)	$(2.47)	$(0.85)
Diluted loss per common share	$(0.32)	$(0.51)	$(2.47)	$(0.85)
Weighted average shares – basic	39,344,128	23,250,725	35,021,845	23,087,717
Weighted average shares – diluted	39,344,128	23,565,351	35,021,845	23,087,717

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Consolidated net loss attributable to common stockholders	$(12,742)	$(12,034)	$(87,061)	$(19,975)
Other comprehensive loss:
Unrealized (loss)/gain on available-for-sale securities	(1,807)	(906)	(1,433)	2,947
Amortization of unrealized gain/(loss) on debt securities available-for-sale transferred to held-to-maturity	770	1,139	1,565	3,172
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive loss	$(13,779)	$(11,801)	$(86,929)	$(13,856)

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
($ in thousands)	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(86,853)	$(18,826)
Adjustments to reconcile net income to net cash from operating activities
Stock-based management termination fee and compensation expense	16,952	892
Mark to market on mortgage loans held-for-sale, net	53,795	—
Discount accretion on mortgage loans	(2,367)	(3,281)
Interest and discount accretion on investment in debt securities	(2,745)	(4,946)
Discount accretion on investment in beneficial interests	(1,479)	(4,055)
Loss on sale of mortgage loans	2,971	—
Gain on debt extinguishment	—	(47)
Gain on sale of real estate owned properties	(454)	(73)
Loss on sale of securities	—	2,974
Impairment of real estate owned	516	796
Credit loss expense on mortgage loans and beneficial interests	53	114
Net increase/(decrease) in the net present value of expected credit losses	4,230	(3,487)
Loss on loans and joint venture refinancing on beneficial interests	—	9,809
Amortization of debt discount and prepaid financing costs	4,615	1,544
Undistributed loss from investment in affiliates	453	363
Fair value adjustment on put option liability and warrants	(3,077)	3,461
Net change in operating assets and liabilities
Prepaid expenses and other assets	21,527	(9,646)
Receivable from servicer	4,384	(64)
Accrued expenses, management fee payable, and other liabilities	(4,502)	836
Net cash from operating activities	8,019	(23,636)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage loans and related balances	—	(14,088)
Principal paydowns on mortgage loans	27,928	48,541
Proceeds from sale of mortgage loans	311,279	—
Proceeds from refinancing and sale of securities available-for-sale and beneficial interests	—	29,413
Purchase of securities available-for-sale and beneficial interests	—	(16,335)
Principal and interest collection on debt securities available-for-sale and beneficial interests	31,357	24,046
Principal and interest collection on debt securities held-to-maturity	8,307	15,038
Proceeds from sale of property held-for-sale	1,456	1,874
Write-off/(investment) in equity method investments	2,521	(726)
Distribution from affiliates	255	495
Net cash from investing activities	383,103	88,258
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from repurchase transactions	91,450	24,095
Repayments on repurchase transactions	(220,698)	(56,824)
Repayments on secured borrowings	(136,204)	(29,630)

The accompanying notes are an integral part of the consolidated interim financial statements.

Repurchase of the Company's senior convertible notes	—	(952)
Redemption of senior convertible notes	(103,516)	—
Payment of prepaid financing costs on notes payable	—	(55)
Payment of transaction costs	(10,144)	—
Sale of common stock, net of offering costs	14,000	2,954
Distribution to non-controlling interests	(900)	(62)
Dividends paid on common stock and preferred stock	(5,918)	(11,677)
Net cash from financing activities	(371,930)	(72,151)
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,192	(7,529)
CASH AND CASH EQUIVALENTS, beginning of period	52,834	47,845
CASH AND CASH EQUIVALENTS, end of period	$72,026	$40,316
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$20,096	$28,481
Cash paid for income taxes	$97	$215
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net transfer of loans from mortgage held-for-investment, net to mortgage loans held-for-sale, net	$428,029	$—
Preferred stock and warrants redeemed for common stock	$58,031	$—
Conversion of 2020 warrants for common shares	$18,677	$—
Common stock settled for management fee and compensation expense	$16,952	$892
Issuance of Rithm Warrants	$2,734	$—
Net transfer of loans to property held-for-sale	$2,041	$9
Amortization of unrealized loss on debt securities transferred to held-to-maturity	$1,565	$3,172
Other non-cash loan charges	$671	$—
Transfer of debt securities from investments in securities available-for-sale to investments in securities held-to-maturity	$—	$83,052
Other non-cash beneficial interest charges	$—	$504
Treasury stock received through distributions from investment in Former Manager	$—	$25
Unrealized (loss)/gain on available-for-sale securities	$(1,433)	$2,947

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interest	Total equity
Balance at six months ended June 30, 2023
Balance at December 31, 2022	424,949	$9,411	1,135,590	$25,143	23,130,956	$241	$(9,532)	$322,439	$13,275	$(25,649)	$335,328	$2,137	$337,465
Net loss	—	—	—	—	—	—	—	—	(7,394)	—	(7,394)	30	(7,364)
Sale of shares	—	—	—	—	345,578	4	—	2,423	—	—	2,427	—	2,427
Stock-based compensation expense	—	—	—	—	32,912	—	—	600	—	—	600	—	600
Dividends declared ($0.25 per share) and distributions	—	—	—	—	—	—	—	—	(6,425)	—	(6,425)	(34)	(6,459)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	2,033	2,033	—	2,033
Other comprehensive income	—	—	—	—	—	—	—	—	—	3,853	3,853	—	3,853
Balance at March 31, 2023	424,949	$9,411	1,135,590	$25,143	23,509,446	$245	$(9,532)	$325,462	$(544)	$(19,763)	$330,422	$2,133	$332,555
Net loss	—	—	—	—	—	—	—	—	(11,486)	—	(11,486)	24	(11,462)
Sale of shares	—	—	—	—	94,012	1	—	526	—	—	527	—	527
Stock-based compensation expense	—	—	—	—	28,395	1	—	291	—	—	292	—	292
Dividends declared ($0.20 per share) and distributions	—	—	—	—	—	—	—	—	(5,252)	—	(5,252)	(28)	(5,280)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interest	Total equity
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	1,139	1,139	—	1,139
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(906)	(906)	—	(906)
Treasury stock	—	—	—	—	(4,176)	—	(25)	—	—	—	(25)	—	(25)
Balance at June 30, 2023	424,949	$9,411	1,135,590	$25,143	23,627,677	$247	$(9,557)	$326,279	$(17,282)	$(19,530)	$314,711	$2,129	$316,840

Balance at six months ended June 30, 2024
Balance at December 31, 2023	424,949	$9,411	1,135,590	$25,143	27,460,161	$285	$(9,557)	$352,060	$(54,382)	$(14,027)	$308,933	$1,962	$310,895
Net loss	—	—	—	—	—	—	—	—	(73,978)	—	(73,978)	(14)	(73,992)
Exchange of preferred shares and warrants	(424,949)	(9,411)	(1,135,590)	(25,143)	9,464,524	95	—	40,895	(341)	—	6,095	—	6,095
Stock-based management termination fee expense	—	—	—	—	—	—	—	15,506	—	—	15,506	—	15,506
Stock-based compensation expense	—	—	—	—	67,334	—	—	271	—	—	271	—	271
Dividends declared ($0.10 per share) and distributions	—	—	—	—	—	—	—	—	(3,699)	—	(3,699)	(9)	(3,708)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interest	Total equity
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	795	795	—	795
Other comprehensive income	—	—	—	—	—	—	—	—	—	374	374	—	374
Balance at March 31, 2024	—	$—	—	$—	36,992,019	$380	$(9,557)	$408,732	$(132,400)	$(12,858)	$254,297	$1,939	$256,236
Net loss	—	—	—	—	—	—	—	—	(12,742)	—	(12,742)	(119)	(12,861)
Sale of shares					2,874,744	29		14,000	—	—	14,029	—	14,029
Exchange of preferred shares and warrants	—	—	—	—	2,581,694	25	—	24	—	—	49	—	49
Stock-based management termination fee expense	—	—	—	—	3,174,645	32	—	(32)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	(17,553)	—	—	1,175	—	—	1,175	—	1,175
Dividends declared ($0.06 per share) and distributions	—	—	—	—	—	—	—	—	(2,219)	—	(2,219)	(891)	(3,110)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	770	770	—	770

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders' equity	Non-controlling interest	Total equity
Other comprehensive income	—	—	—	—	—	—	—	—	—	(1,807)	(1,807)	—	(1,807)
Balance at June 30, 2024	—	$—	—	$—	45,605,549	$466	$(9,557)	$423,899	$(147,361)	$(13,895)	$253,552	$929	$254,481

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 1 — Organization and Basis of Presentation

Great Ajax Corp., a Maryland corporation ("Great Ajax" or the “Company”), is an externally managed real estate investment trust ("REIT") formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), a company affiliated with Aspen Capital, the trade name for the Aspen group of companies. The Company facilitates capital raising activities and operates as a mortgage REIT. Historically, the Company primarily targeted acquisitions of (i) re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) non-performing loans ("NPLs"), which are residential mortgage loans on which the most recent three payments have not been made. The Company acquired RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures are structured as securitization trusts, of which the Company acquires debt securities and beneficial interests. The Company also historically acquired and originated small balance commercial loans (“SBC loans”). The SBC loans that the Company opportunistically targeted generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months.

On June 11, 2024, the Company completed its previously announced strategic transaction with Rithm Capital Corp. ("Rithm") (such transactions together, the "Strategic Transaction"). Such Strategic Transaction included the approval on May 20, 2024, by the Company's stockholders of (i) the sale of $14.0 million of the Company's common stock at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company's common stock on the New York Stock Exchange ("NYSE") as of the date of the Securities Purchase Agreement, entered into on February 26, 2024 by the Company, the Operating Partnership (as defined herein), Thetis Asset Management LLC (the "Former Manager") and Rithm (the “Securities Purchase Agreement”)) and (ii) a new management agreement (the "Management Agreement") with RCM GA Manager LLC, an affiliate of Rithm (“RCM GA” or the "New Manager"), under which, RCM GA would become the Company's new external manager. Additionally, on February 26, 2024, the Company entered into a $70.0 million term loan (the "Credit Agreement") with NIC RMBS LLC (“NIC RMBS”), an affiliate of Rithm Capital Corp. (together with its subsidiaries, "Rithm"). For a full description of the Credit Agreement’s terms, conditions and covenants, see the section titled “The Transaction — Credit Agreement” in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2024. The term loan was accompanied by the Company’s agreement to issue a certain number of warrants to Rithm or one of its affiliates to purchase Company common stock, which warrants are detachable. See Note 8 — Commitments and Contingencies. Concurrently with entry into the Credit Agreement with NIC RMBS, the Company terminated its existing management contract with the Former Manager primarily in exchange for approximately 3,174,645 shares of the Company’s common stock. The Company currently owns 19.8% of the Former Manager. The Former Manager is expected to liquidate in the fourth quarter of 2024 and distribute its assets to its members, including the Company.

In connection with the transactions described above, the Company terminated its agreement with Gregory Funding LLC ("Gregory" or Former Servicer"), the former loan servicer for the Company. The Company previously owned a 9.72% interest in Great Ajax FS LLC ("GAFS"), the parent company of Gregory, but disposed of its interest in the second quarter of 2024. On June 1, 2024, the Company assigned all of the servicing agreements for its mortgage loans and real property (the "Servicing Agreements") to Newrez LLC ("Newrez" or "Servicer"), an affiliate of Rithm. The terms of the Servicing Agreements remain unchanged.

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. GA-TRS LLC ("GA-TRS") is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Former Manager and previously owned an equity interest in the Former Servicer. The Company elected to treat GA-TRS as a taxable REIT subsidiary (“TRS”) under the code. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. The Company generally securitizes its mortgage loans through securitization trusts and retains subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and the Company has determined that it is the primary beneficiary of many of these VIEs. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership
The accompanying notes are an integral part of the consolidated interim financial statements.

formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned (“REO”) properties acquired upon the foreclosure or other settlement of its owned NPLs, as well as through outright purchases. GAJX Real Estate Corp. ("GAJX") is a wholly-owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company has elected to treat GAJX as a TRS under the code.

The Operating Partnership, through interests in certain entities, as of June 30, 2024, held 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of June 30, 2024, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). The Company has securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. Also, during the year ended December 31, 2023, GA-TRS received an additional 20,991 shares of Gaea common stock for $0.3 million due to the termination of Gaea's management agreement, which increased the Company's ownership. At June 30, 2024, the Company owned approximately 22.2% of Gaea's total shares outstanding. The Company accounts for its investment in Gaea under the equity method.

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

The Company consolidates the results and balances of three subsidiaries with non-controlling ownership interests held by third parties. The Company owned a 53.1% interest in AS Ajax E LLC II ("AS Ajax E LLC II"), which in turn held a 5.0% interest in a Delaware trust that owned residential mortgage loans and residential real estate assets. The Company received a liquidating distribution from AS Ajax E LLC II in June 2024 and its remaining investment at June 30, 2024 is zero. Ajax Mortgage Loan Trust 2017-D ("2017-D") is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company. Great Ajax II REIT Inc. wholly owns Great Ajax II Depositor LLC, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and certain additional trusts the Company may form for additional secured borrowings, and is 99.9% owned by the Company as of June 30, 2024 and December 31, 2023. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

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

Mortgage Loans Held-for-sale

From time to time the Company will identify specific loans that it will sell. When the loans are identified and a plan to sell the loans is in place, the Company will reclassify the loans from Mortgage Loans held-for-investment, net to Mortgage loans held-for-sale, net. When a loan is designated as held-for-sale, it is held at the lower of amortized cost or fair value with any mark to market adjustment recorded in the Company's consolidated statements of operations.

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

The Company recognizes income on the AFS debt securities using the effective interest method. Historically, the notes have been classified as AFS and are carried at fair value with changes in fair value reflected in the Company's consolidated statements of comprehensive loss. The Company marks its investments to fair value using prices received from its financing counterparties and third-party pricing vendors and believes any unrealized losses on its debt securities are expected to be temporary. Any other-than-temporary losses, which represent the excess of the amortized cost basis over the present value of expected future cash flows, are recognized in the period identified in the Company’s consolidated statements of operations.

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

During the six months ended June 30, 2024, the Company exchanged the remaining 424,949 shares of its outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of its outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for newly issued shares of its common stock. Of the 12,046,218 shares, 9,464,524 shares of its common stock were issued during the three months ended March 31, 2024 and the remaining 2,581,694 shares of its common stock were issued during the three months ended June 30, 2024 following the approval of the Company's stockholders on May 20, 2024.

Warrants

As part of the Company’s capital raise transactions during the three months ended June 30, 2020, the Company issued two series of five-year warrants to purchase an aggregate of 6,500,000 shares of the Company's common stock at an exercise price of $10.00 per share.

The warrants included a put option that allows the holder to sell the warrants to the Company at a specified put price on or after July 6, 2023. U.S. GAAP requires the Company to account for the warrants as if the put option will be exercised by the holders. The warrants were recorded as a liability on the Company's consolidated balance sheets with an original basis of $9.5 million. Because the warrants have been substantially out of the money since issuance, the Company assumed the put option would be exercised and accreted the liability to the initial redemption value. During the year ended December 31, 2022, the Company repurchased and retired a portion of its warrants. The remaining warrants continued to accrete to their redemption value in July 2023. During the six months ended June 30, 2024, the Company entered into exchange agreements with the current holders of the remaining outstanding warrants, pursuant to which the Company acquired all of the remaining outstanding warrants in exchange for its common shares.

Pursuant to the Credit Agreement, the Company issued to Rithm five-year warrants that may be exercised for common stock of the Company at an exercise price of $5.36 per share (the "Rithm Warrants"). The Company recorded the warrants at fair value on the transaction date with an offset to deferred issuance costs. The warrants will be accounted for as a liability at fair value with any changes in fair value recorded in earnings. The deferred issuance costs will be amortized over the 125 days draw period as an expense and fully expensed at June 30, 2024. On May 20, 2024, the warrants were reclassified to equity at fair value of $0.9 million.

During the six months ended June 30, 2024, the Company exchanged the remaining 424,949 shares of its outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of its outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for newly issued shares of its common stock. A total of 12,046,218 common shares were issued pursuant to the exchange with 9,464,524 shares of common stock exchanged during the quarter ended March 31, 2024 and 2,581,694 shares of common stock exchanged subsequent to the approval of the Company's shareholders on May 20, 2024. No preferred stock or warrants were exchanged during the three and six months ended June 30, 2023.

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

Convertible Senior Notes

During 2017 and 2018, the Company completed the public offer and sale of its convertible senior notes due 2024 (the "2024 Notes"). At June 30, 2024 and December 31, 2023, the UPB of the debt was zero and $103.5 million, respectively. The 2024 Notes had an interest at a rate of 7.25% per annum and were payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

Coupon interest on the 2024 Notes was recognized using the accrual method of accounting. Discount and deferred issuance costs were carried on the Company’s consolidated balance sheets as a reduction of the carrying value of the 2024 Notes, and were amortized to interest expense on an effective yield basis. The 2024 Notes matured on April 30, 2024 and the Company redeemed the notes in full for an aggregate amount of $103.5 million and 15 days of accrued interest.

Notes Payable

During August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 2027 (the "2027 Notes"). The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and two of its subsidiaries: Great Ajax Operating LLC (the "GP Guarantor") and Great Ajax II Operating Partnership L.P. (the "Subsidiary Guarantor," and together with the Company and the GP Guarantor, the "Guarantors"). The 2027 Notes are included in the Company's liabilities in its consolidated balance sheet at June 30, 2024 and December 31, 2023. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds was used for general corporate purposes. At both June 30, 2024 and December 31, 2023, the UPB of the 2027 Notes was $110.0 million.

On June 30, 2024, the Company received notification that the 2027 Notes were downgraded from BBB- to BB+. Under the terms of the indenture governing the 2027 Notes, the downgrade results in a 100 basis point increase in the interest rate from 8.875% to 9.875% effective September 1, 2024.

Management Fee and Expense Reimbursement

On June 11, 2024, the Company entered into a Management Agreement with RCM GA in the form previously agreed upon with RCM GA and filed with the Company's Current Report on Form 8-K dated February 26, 2024. The Management Agreement, which has an effective date of June 11, 2024, shall be in effect until June 11, 2027 and shall be automatically renewed for a successive two-year term each anniversary date thereafter unless terminated by a party. Under the Management Agreement, RCM GA implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, RCM GA provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future.

Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the New Manager calculated and payable quarterly with respect to each calendar quarter (or partial quarter that the agreement is in effect) in arrears in cash. The base management fee equals 1.5% of the Company's stockholders’ equity, including equity equivalents such as the Company's issuance of convertible senior notes, per annum. Also, under the Management Agreement,

The accompanying notes are an integral part of the consolidated interim financial statements.

the Company's quarterly base management fee will include, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company's preferred stock.

The New Manager will be entitled to the Incentive Fee, which is payable quarterly in arrears in cash in an amount equal to 20% of the dollar amount by which (i) Earnings Available for Distribution (as defined below) exceeds the product of (A) the average common book value per share (excluding fair value marks, impairments, transaction/deal expenses and associated tax impact and such other items that in the judgment of the Company officers should be excluded) of the common stock of Ajax (“Ajax Common Stock”) during such calendar quarter and (B) 8%. Notwithstanding either of the foregoing, no Incentive Fee will be payable to the New Manager with respect to any period unless the Company’s cumulative Earnings Available for Distribution is greater than zero for the most recently completed four calendar quarters (which cumulative Earnings Available for Distribution shall be reset at the completion of every fourth quarter following the date hereof and each subsequent fourth quarter thereafter (each, a “Reset Date”) so as not to take into account prior calendar quarters), or, if less, (i) the number of completed calendar quarters since the date hereof or (ii) the number of completed calendar quarters since the last Reset Date.

“Earnings Available for Distribution” is a non-GAAP financial measure and is defined as net income (loss) as determined according to GAAP, excluding tax-effected, non-cash equity compensation expense and any unrealized gains or losses from mark-to-market valuation changes (including impairments) that are included in net income for the applicable period. The amount will be adjusted to exclude on a tax-effected basis (A) one-time events pursuant to changes in GAAP, (B) transaction and deal expenses that in the opinion of the Manager should be excluded for purposes of calculating Earnings Available for Distribution and be amortized over the life of the related investment / transaction, and (C) non-cash items (including depreciation and amortization) that in the judgment of the Company’s officers should not be included in Earnings Available for Distribution, which adjustments in clauses (A), (B) and (C) shall only be excluded after discussions between the Manager and the Ajax Independent Directors and after approval by a majority of the Ajax Independent Directors. Book value per share of Ajax Common Stock shall be as set forth in the consolidated financial statements of the Company prepared in accordance with GAAP.

Management fees are expensed in the quarter incurred. See Note 10 — Related Party Transactions.

Servicing Fees

The Company is a party to the Servicing Agreements with Newrez. The servicing agreements are identical to the servicing agreements the Company was previously a party to with its former Servicer. Under the Servicing Agreements, the Company pays a fee ranging from 0.42% annually for loans that are in rated securitizations, 0.65% annually for loans that are not in rated securitizations that were re-performing at acquisition and 1.25% annually for loans that were non-performing at acquisition. Servicing fees are paid monthly and are calculated based on UPB. The fees do not change if an RPL becomes non-performing or vice versa. Servicing fees for the Company’s real property assets are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by the New Manager or 1.00% annually of the purchase price of any REO otherwise purchased by the Company. The Servicer is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations undertaken on the Company’s behalf. The Company accrues the servicing fees pursuant to the terms of the agreement. Such fees are then netted against the monthly remittance due to the Company by the Servicer.

Stock-based Payments and Directors’ Fees

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

Each of the Company’s independent directors receives an annual retainer of $140,000, payable quarterly in shares of the Company's common stock and/or in cash at the directors discretion. The committee chairpersons also receive annual fees for their services. The chairpersons of the Compensation and Corporate Governance committees each received an annual retainer of

The accompanying notes are an integral part of the consolidated interim financial statements.

$15,000, payable quarterly, 100% in cash. The chairperson of the Audit committee received an annual fee of $20,000, payable quarterly, 100% in cash. During the second quarter of 2023, the Board approved the appointment of a lead director and an additional payment to the lead director of $20,000 per year, payable quarterly, 100% in cash. Also, during the second quarter of 2023, due to conflicts of interests by certain Board members, the Board established a special committee, comprised solely of independent directors (the "Special Committee") to evaluate and review the merger agreement with Ellington Financial (the "Merger Agreement"), the Merger and the other transactions contemplated by the Merger Agreement, as well as other strategic opportunities. The directors on the Special Committee received a one-time cash payment of $20,000, except for the lead director who received a one-time cash payment of $30,000 and a one-time stock payment of $15,000, paid in the shares of the Company's common stock. The expense related to directors’ fees is accrued, and the portion payable in common stock is accrued in the period in which it is incurred.

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

In connection with the Rithm transaction, on March 25, 2024, the Company’s Board of Directors approved an amendment to the 2016 Plan that would permit the issuance of equity or equity-based incentive awards to RCM GA, which may in turn issue incentives to the directors, managers, officers, employees of, or advisors or consultants to, RCM GA or its affiliates. The Amendment was approved by the Company’s stockholders on May 20, 2024.

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

Diluted earnings per share is determined by dividing Consolidated net income attributable to diluted shareholders, which adds back to Consolidated net income attributable to common stockholders the interest expense and applicable portion of management fee expense, net of applicable income taxes, on the Company’s convertible senior notes, by the weighted-average common shares outstanding, assuming all dilutive securities, including stock grants, shares that would be issued in the event that warrants were redeemed for shares of common stock of the Company, shares issued in respect of the stock-based portion of the base fee payable to the Former Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s outstanding convertible senior notes, were issued. In the event the Company were to record a net loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-dilutive. The Company uses the treasury stock method of accounting for its outstanding warrants. Under the treasury stock method, the exercise of the warrants is assumed at the beginning of the period, and shares of common stock are assumed to have been issued. The proceeds from the exercise are assumed to be used by the Company to repurchase treasury stock, thereby reducing the assumed dilution from the warrant exercise. In applying the treasury stock method, all dilutive potential common shares, regardless of whether they are exercisable, are treated as if they had been exercised.

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

The fair value of mortgage loans is estimated using values from the Company's financing counterparties and its Manager. The Company relies on the Manager's proprietary pricing model to estimate the underlying cash flows expected to be collected on the loans as a comparison to the estimates received from financing counterparties.

The fair value of investments in debt securities AFS and HTM are determined using estimates provided by the Company's financing counterparties and third party pricing vendors which are then reviewed to ensure the resulting yield is comparable to market yields for similar securities.

The fair value of investments in beneficial interests represent the residual investment in securitization trusts the Company forms with joint venture partners. The Company relies on pricing from third party pricing vendors and its financing counterparties.

The fair value of the Company's ownership interest in the Former Manager has historically been valued by applying an earnings multiple to base fee revenue, however, beginning the quarter ending September 30, 2023, the Company valued the Former Manager in an amount equal to the termination payment required to terminate the Former Manager plus the fair value of the Former Manager's assets. The Company expects to receive a liquidating distribution in the Former Manager in the fourth quarter of 2024.

The accompanying notes are an integral part of the consolidated interim financial statements.

Previously, the fair value of the Company's ownership interest in AS Ajax E LLC was historically valued using publicly available information. The Company received a liquidating distribution from AS Ajax E LLC in June 2024 and its remaining investment at June 30, 2024 is zero.

The fair value of the Company's ownership interest in GAFS, including warrants, was historically determined by applying an earnings multiple to expected earnings. In June 2024, the Company divested of its investment in GAFS.

The fair value of the Company's ownership interest in Gaea is estimated using an implied capitalization rate applied to the value of the underlying properties and the Manager's propriety pricing model for loans. For properties under contract or listed for sale, the contract or listing price is used, respectively.

The fair value of the Company's ownership interest in the loan pool LLCs is determined by using estimates of underlying assets and liabilities taken from its proprietary pricing model.

The fair value of secured borrowings is estimated using prices provided by the Company's financing counterparties and third party pricing vendors; which are then reviewed to ensure the resulting yield is comparable to market yields for similar securities.

Historically, the fair value of the Company's 2020 warrant liability was adjusted to approximate market value through earnings. The warrant liability was a fixed amount that may have been settled in cash or shares of the Company’s common stock at the option of the Company. Fair value was determined using the discounted cash flow method using a rate to accrete the initial basis, adjusted for subsequent repurchases, to the future warrant liability over the 39-month term. The Company's 2020 warrant liability was settled for shares of the Company's common stock in February 2024.

The fair value of the Rithm Warrants is determined using a Black Scholes model. The Rithm Warrants were initially recorded as a liability marked to fair value through earnings using the Black Scholes approach. On May 20, 2024, the warrants were reclassified to equity due to changes in redemption features due to shareholder approval of the transaction at the annual meeting of shareholders.
The Company’s borrowings under its repurchase agreements are short-term in nature, and the New Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

The Company’s 2024 Notes were publicly traded on the NYSE under the ticker symbol "AJXA"; the debt’s fair value was determined from the closing price on the balance sheet date. The 2024 Notes were redeemed in full on April 30, 2024.

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

The Company’s consolidated financial statements include the operations of GA-TRS and GAJX and other TRS entities, which are subject to U.S. federal, state and local income taxes on their taxable income. Income from these entities and any other TRS that the Company forms in the future will be subject to U.S. federal and state income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences or benefits attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to the Company’s judgment, it reduces a deferred tax asset by a valuation allowance if it is “more-likely-than-not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and the Company recognizes tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Segment Information

The Company’s primary business is acquiring, investing in and managing mortgage loans. The Company historically operated in a single segment focused on re-performing mortgages, and to a lesser extent non-performing mortgages and real property. The Company expects to make future investments in commercial real estate loans and may potentially add an additional segment in the future.

Note 3 — Mortgage Loans

The following table presents information regarding the carrying value for the Company's RPLs, NPLs and SBC loans as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024		December 31, 2023
Loan portfolio basis by asset type	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Residential RPLs	$411,012	$92,296	$787,700	$34,359
Residential NPLs	2,904	12,757	71,075	20,894
SBC loans	—	3,815	5,776	465
Total	$413,916	$108,868	$864,551	$55,718

Included on the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023 are approximately $413.9 million and $864.6 million, respectively, of RPLs, NPLs, and SBC loans that are held-for-investment and approximately $108.9 million and $55.7 million, respectively, of RPLs, NPLs and SBC loans held-for-sale. During the three and six months ended June 30, 2024, the Company transferred an additional 90 and 2,199 loans from Mortgage loans held-for-investment, net to Mortgage loans held-for-sale, net and marked the loans to lower of cost or market by $6.5 million and $53.8 million, respectively.

The categorization of RPLs, NPLs and SBC loans is determined at acquisition. The carrying value of RPLs, NPLs and SBC loans reflects the original investment amount, plus accretion of interest income as well as credit and non-credit discount, less principal and interest cash flows received. The carrying values at June 30, 2024 and December 31, 2023, for the Company's

The accompanying notes are an integral part of the consolidated interim financial statements.

loans that are held-for-investment in the table above, are presented net of a cumulative allowance for expected credit losses of zero and $3.4 million, respectively, reflected in the appropriate lines in the table by loan type.

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

During the three and six months ended June 30, 2024, the Company purchased no RPLs. Comparatively, during the three and six months ended June 30, 2023, the Company purchased 68 and 71 RPLs with UPB of $16.3 million and $17.1 million, respectively. During both the three and six months ended June 30, 2024 and 2023, the Company purchased no NPLs. During the three and six months ended June 30, 2024, the Company sold 1,477 and 1,712, respectively, mortgage loans held-for-sale with a carrying value of $263.7 million and $314.3 million, respectively, and UPB of $304.9 million and $355.0 million, respectively, to a third party resulting in the removal of the related loans from the consolidated balance sheet. During the three and six months ended June 30, 2024, the Company recognized a $2.5 million and $3.0 million, respectively, loss related to the sale. Comparatively, during the three and six months ended June 30, 2023, the Company sold no mortgage loans.

For the three and six months ended June 30, 2024, the Company recognized accretable yield of $8.2 million and $20.1 million, respectively, with respect to its RPL, NPL and SBC loans. Comparatively, for the three and six months ended June 30, 2023, the Company recognized accretable yield of $12.9 million and $26.2 million, respectively, with respect to its RPL, NPL and SBC loans.

Effective June 30, 2024, all loans held at the Operating Partnership are designated as held-for-sale and accordingly no longer subject to CECL. Conversely, all loans held at Great Ajax REIT II continue to be held-for-investment and subject to CECL. The Company uses the following three CECL pools:

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

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents information regarding the year of origination of the Company's mortgage loan portfolio by basis ($ in thousands):

	June 30, 2024
Mortgage loans held-for-investment, net	2024	2023	2022	2021	2020	2019	2009-2018	2006-2008	2005 and prior	Total
Great Ajax II REIT - 7f7 >50	$—	$—	$—	$—	$725	$752	$34,599	$238,076	$81,924	$356,076
Great Ajax II REIT - 7f7 <50	—	—	—	—	—	71	2,650	22,205	6,418	31,344
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	—	4,929	15,933	5,634	26,496
Total	$—	$—	$—	$—	$725	$823	$42,178	$276,214	$93,976	$413,916

	December 31, 2023
Mortgage loans held-for-investment, net	2023	2022	2021	2020	2019	2018	2009-2017	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$—	$2,473	$2,597	$1,370	$6,598	$658	$30,891	$190,106	$79,110	$313,803
GAOP - 7f7 <50	—	546	137	—	215	—	2,356	27,368	6,530	37,152
GAOP - 6f6 and below	—	591	1,415	—	737	1,134	13,343	55,452	14,642	87,314
Great Ajax II REIT - 7f7 >50	—	—	—	730	764	795	34,864	243,034	84,634	364,821
Great Ajax II REIT - 7f7 <50	—	—	—	—	71	14	2,658	22,360	6,508	31,611
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	—	5,326	17,772	6,752	29,850
Total	$—	$3,610	$4,149	$2,100	$8,385	$2,601	$89,438	$556,092	$198,176	$864,551

The following table presents a reconciliation between the purchase price and par value for the Company's loan acquisitions and originations for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Par	$—	$16,312	$—	$17,140
Discount	—	(2,609)	—	(2,800)
Increase in allowance	—	(219)	—	(252)
Purchase Price	$—	$13,484	$—	$14,088

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

loans. Contractual cash flows are calculated based on the stated terms of the loans using a constant prepayment rate assumption. Expected cash flows are based on the New Manager's proprietary model, which includes factors such as resolution method, resolution timeline, foreclosure costs, rehabilitation costs and eviction costs. Additional variables bearing upon cash flow expectations include the specific location of the underlying property, loan-to-value ratio, property age and condition, change and rate of change of borrower credit rating, servicing notes, interest rate, monthly payment amount and neighborhood rents.

Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows as compared to the amounts expected to be contractually received. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company's expected future cash flows as compared to its contractual amounts due. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the recovery. During the three and six months ended June 30, 2024, the Company recorded a zero and $0.3 million, respectively, reclassification to non-credit discount from the allowance for expected credit losses. This was followed by a zero and $1.1 million, respectively, increase of the allowance for expected credit losses due to decreases in the net present value of expected cash flows. During the three and six months ended June 30, 2024, the Company reclassified $0.4 million and $4.3 million, respectively, of allowance to non-credit discount to reflect the impact of moving mortgage loans to a held-for-sale, net classification on the balance sheet. Comparatively, during the three and six months ended June 30, 2023, the Company recorded a $4.2 million and $3.0 million, respectively, reclassification from non-credit discount to the allowance for expected credit losses. This was followed by a $2.9 million and $3.5 million, respectively, reduction of the allowance for expected credit losses due to increases in the net present value of expected cash flows. During the three and six months ended June 30, 2023, the Company also recorded a $0.2 million and $0.3 million, respectively, increase in the allowance for expected credit losses due to new acquisitions. An analysis of the balance in the allowance for expected credit losses on loans account follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Allowance for expected credit losses, beginning of period	$(403)	$(4,338)	$(3,426)	$(6,107)
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment timing expectations	—	(4,224)	310	(2,999)
Increase in allowance for expected credit losses for loan acquisitions during the period	—	(219)	—	(252)
Credit loss expense on mortgage loans	(10)	(70)	(53)	(114)
Net change in the allowance for credit losses	—	2,866	(1,112)	3,487
Reversal of allowance upon reclass of mortgage loans held-for-sale, net	413	—	4,281	—
Allowance for expected credit losses, end of period	$—	$(5,985)	$—	$(5,985)

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
Great Ajax II REIT - 7f7 >50	$287,327	$43,191	$8,366	$16,455	$737	$356,076
Great Ajax II REIT - 7f7 <50	24,997	3,558	443	2,346	—	31,344
Great Ajax II REIT - 6f6 and below	4,226	3,483	3,239	8,836	6,712	26,496
Total	$316,550	$50,232	$12,048	$27,637	$7,449	$413,916

	June 30, 2024
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$33,232	$20,148	$20,466	$27,954	$7,068	$108,868
Total	$33,232	$20,148	$20,466	$27,954	$7,068	$108,868

	December 31, 2023
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$199,229	$49,868	$283	$63,498	$925	$313,803
GAOP - 7f7 <50	20,514	7,516	78	9,044	—	37,152
GAOP - 6f6 and below	8,565	6,906	421	45,058	26,364	87,314
Great Ajax II REIT - 7f7 >50	300,506	36,277	801	26,600	637	364,821
Great Ajax II REIT - 7f7 <50	25,592	3,846	42	2,131	—	31,611
Great Ajax II REIT - 6f6 and below	4,374	2,144	—	14,788	8,544	29,850
Total	$558,780	$106,557	$1,625	$161,119	$36,470	$864,551

	December 31, 2023
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$1,284	$592	$—	$26,243	$27,599	$55,718
Total	$1,284	$592	$—	$26,243	$27,599	$55,718

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

Property Held-for-Sale

As of June 30, 2024 and December 31, 2023, the Company’s net investments in real estate owned properties was $4.3 million and $3.8 million, respectively, all of which related to properties held-for-sale. REO property is considered held-for-sale if the REO is expected to be actively marketed for sale. Also, included in the properties held-for-sale balance for the periods as of June 30, 2024 and December 31, 2023, was zero and $0.2 million, respectively, for properties undergoing renovation or which are otherwise in the process of being brought to market. As of June 30, 2024 and December 31, 2023, the Company had a total of 22 and 20 real estate owned properties, respectively. For the three and six months ended June 30, 2024 and 2023, the majority of the additions to REO held-for-sale were acquired through foreclosure or deed in lieu of foreclosure, and reclassified out of the mortgage loan portfolio.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
Property Held-for-Sale	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	24	$5,191	32	$5,092	20	$3,785	39	$6,333
Net transfers from mortgage loans	1	26	3	178	7	2,041	1	9
Adjustments to record at lower of cost or fair value	—	(120)	—	(685)	—	(516)	—	(796)
Disposals	(3)	(788)	(7)	(840)	(5)	(1,001)	(12)	(1,801)
Balance at end of period	22	$4,309	28	$3,745	22	$4,309	28	$3,745

Dispositions

During the three and six months ended June 30, 2024, the Company sold three and five REO properties, respectively, realizing net gains of approximately $0.4 million and $0.5 million, respectively. Comparatively, during the three and six months ended June 30, 2023, the Company sold seven and twelve REO properties, respectively, realizing a net loss of approximately $18 thousand and a net gain of approximately $0.1 million, respectively. These amounts are included in Other income on the Company's consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded an expense of lower of cost or net realizable value adjustments in real estate operating expense of $0.1 million and $0.5 million, respectively. Comparatively, during the three and six months ended June 30, 2023, the Company recorded an expense of lower of cost or net realizable value adjustments in real estate operating expense of $0.7 million and $0.8 million, respectively. These amounts are included in Other expense on the Company's consolidated statements of operations.

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

Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value. On the date of transfer, accumulated other comprehensive income included unrealized losses of $10.9 million, which continues to be reported in accumulated other comprehensive loss and is amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value. During the three and six months ended June 30, 2024, the Company recorded amortization of $0.8 million and $1.6 million, respectively, of unrealized losses in accumulated other comprehensive loss and of unamortized discount related to transfers of securities from AFS to HTM. Comparatively, during the three and six months ended June 30, 2023, the Company recorded amortization of $1.1 million and $3.2 million, respectively, of unrealized losses in accumulated other comprehensive loss and of unamortized discount related to transfers of securities from AFS to HTM.

Risks inherent in the Company's debt securities portfolio, affecting both the valuation of its securities as well as the portfolio's interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, interest rate risk, risks affecting borrowers such as man-made or natural disasters and damage to or delay in realizing the value of the underlying collateral. Additionally, slower prepayments can result in lower yields on the Company's debt securities acquired at a discount and on its beneficial interests. The Company monitors the credit quality of the mortgage loans underlying its debt securities on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. The following table presents information regarding the Company's investments in debt securities and investments in beneficial interests ($ in thousands):

	As of June 30, 2024
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale, at fair value	$150,085	$275	$(9,746)	$140,614
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	48,050	25	(1,482)	46,593
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $9,082	88,269	3,876	(20,588)	71,557
Total investments	$286,404	$4,176	$(31,816)	$258,764

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS and HTM of $78 thousand and $17 thousand, respectively.

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

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents a breakdown of the Company's gross unrealized losses on its investments in debt securities AFS ($ in thousands):

	As of June 30, 2024
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Fair value
Debt securities due February 2028(3)	February 2026	$4,814	$(14)	$4,800
Debt securities due November 2051(4)	March 2025	3,766	(106)	3,660
Debt securities due March 2060(4)	February 2025	5,583	(365)	5,218
Debt securities due December 2060(4)	July 2029	20,893	(5,074)	15,819
Debt securities due January 2061(4)	September 2024	4,886	(551)	4,335
Debt securities due June 2061(5)	January 2025/February 2025	12,655	(1,071)	11,584
Debt securities due October 2061(4)	April 2029	11,448	(1,048)	10,400
Debt securities due March 2062(4)	May 2029	9,842	(741)	9,101
Debt securities due July 2062(3)	February 2030	12,390	(776)	11,614
Total		$86,277	$(9,746)	$76,531

(1)Step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This security has been in an unrealized loss position for less than 12 months.
(4)This security has been in an unrealized loss position for 12 months or longer.
(5)This line is comprised of two securities that are both due June 2061. Both securities have a balance of $0.5 million and have been in an unrealized loss position for 12 months or longer.

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

As of June 30, 2024, the Company had a gross unrealized loss of $9.7 million and $0.3 million gross unrealized gains in fair valuation adjustments in accumulated other comprehensive loss on the consolidated balance sheet on total investments AFS with a fair value of $140.6 million, which includes $78 thousand in interest receivable. As of December 31, 2023, the Company had a gross unrealized loss of $8.7 million and $0.6 million gross unrealized gains in fair valuation adjustments in

The accompanying notes are an integral part of the consolidated interim financial statements.

accumulated other comprehensive loss on the consolidated balance sheet on total investments AFS with a fair value of $131.6 million, which includes $87 thousand in interest receivable.

During the three months ended June 30, 2023, the Company acquired no debt securities and beneficial interests; however, during the six months ended June 30, 2023, the Company re-securitized, with an institutional accredited investor, Ajax Mortgage Loan Trust 2019-E, 2019-G and 2019-H ("2019-E, -G and -H") joint ventures into Ajax Mortgage Loan Trust 2023-A ("2023-A") and retained 8.6% or $16.1 million of varying classes of agency rated securities and equity. 2023-A acquired 1,085 RPLs and NPLs with UPB of $205.1 million and an aggregate property value of $497.4 million. The AAA through A rated securities represent 79.8% of the UPB of the underlying mortgage loans and carry a weighted average coupon of 3.46%. All of the debt securities retained from 2023-A are classified as AFS. Although the Company continues to own a proportionate interest in the underlying loans, the transaction is treated as a redemption of the bonds and beneficial interests in the original trusts and the Company recorded a $1.0 million loss on the transaction.

During the three and six months ended June 30, 2024, the Company sold no senior notes. Comparatively, during the three months ended June 30, 2023, the Company sold no senior notes; however, during the six months ended June 30, 2023, the Company sold senior notes issued by certain joint ventures and recognized a loss of $3.0 million, which was recorded net to accumulated other comprehensive loss. As of June 30, 2024 and December 31, 2023, the Company had no securities that were past due.

The following table presents a reconciliation between the purchase price and par value for the Company's beneficial interests acquisitions for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Par	$—	$—	$—	$2,051
Premium	—	—	—	963
Purchase Price	$—	$—	$—	$3,014

The Company generally recognizes accretable yield and increases and decreases in the net present value of expected cash flows in earnings in the period they occur. For the three and six months ended June 30, 2024, the Company recognized accretable yield of $0.7 million and $1.5 million, respectively, on its beneficial interest. Comparatively, for the three and six months ended June 30, 2023, the Company recognized accretable yield of $2.0 million and $4.1 million, respectively, on its beneficial interest. For the three and six months ended June 30, 2024, the Company recognized accretable yield of $0.4 million and $0.8 million, respectively, on its investments in securities HTM. Comparatively, for the three and six months ended June 30, 2023, the Company recognized accretable yield of $0.6 million and $1.2 million, respectively, on its investments in securities HTM. An expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest or investments in securities HTM. If there is no allowance for expected credit losses recorded against a beneficial interest or investments in securities HTM, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary.

During the three and six months ended June 30, 2024 and 2023, the Company had no activity and balance related to the allowance for expected credit losses for investments in securities HTM.

During the three and six months ended June 30, 2024, the Company recorded a zero and $0.9 million, respectively, reclassification to non-credit discount from the allowance for changes in payment expectations and a zero and $3.1 million, respectively, increase in the allowance for expected credit losses due to decreases in the net present value of expected cash flows. The decrease was primarily attributable to lower expected loan prices at redemption due to the expectation that the Federal Reserve will not reduce interest rates during 2024. Comparatively, during the three and six months ended June 30, 2023, the Company had no activity related to the balance in the allowance for expected credit losses for beneficial interests.

The accompanying notes are an integral part of the consolidated interim financial statements.

An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Allowance for expected credit losses, beginning balance	$(9,082)	$—	$(6,880)	$—
Reclassification to non-credit discount from the allowance for changes in payment expectations	—	—	916	—
Net change in the allowance for credit losses	—	—	(3,118)	—
Allowance for expected credit losses, ending balance	$(9,082)	$—	$(9,082)	$—

Note 6 — Fair Value

For a discussion on the Company's fair value policy see Note 2 — Summary of Significant Accounting Policies.

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$140,614	$—	$140,614	$—
Recurring financial liabilities
Warrant liability	$—	$—	$—	$—

		Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$131,558	$—	$131,558	$—
Recurring financial liabilities
Warrant liability	$16,644	$—	$—	$16,644

The accompanying notes are an integral part of the consolidated interim financial statements.

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 ($ in thousands):

		Level 1	Level 2	Level 3
June 30, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$413,916	$—	$—	$367,023
Mortgage loans held-for-sale, net	$108,868	$—	$—	$108,868
Investment in debt securities held-to-maturity	$48,050	$—	$46,593	$—
Investment in beneficial interests	$88,269	$—	$—	$71,557
Investment in Former Manager	$2,786	$—	$—	$2,319
Investment in AS Ajax E LLC	$—	$—	$—	$—
Investment in Gaea	$21,805	$—	$—	$22,376
Investment in Loan pool LLCs	$180	$—	$—	$62
Financial liabilities
Secured borrowings, net	$276,458	$—	$244,385	$—
Borrowings under repurchase transactions	$246,497	$—	$246,497	$—
Notes payable, net	$107,216	$—	$105,822	$—

		Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$864,551	$—	$—	$770,419
Mortgage loans held-for-sale, net	$55,718	$—	$—	$60,444
Investment in debt securities held-to-maturity	$59,691	$—	$59,173	$—
Investment in beneficial interests	$104,162	$—	$—	$81,316
Investment in Former Manager	$440	$—	$—	$4,527
Investment in AS Ajax E LLC	$407	$—	$471	$—
Investment in Ajax E Master Trust	$2,100	$—	$1,864	$—
Investment in GAFS, including warrants	$2,618	$—	$—	$—
Investment in Gaea	$22,241	$—	$—	$21,678
Investment in Loan pool LLCs	$194	$—	$—	$674
Financial liabilities
Secured borrowings, net	$411,212	$—	$370,882	$—
Borrowings under repurchase transactions	$375,745	$—	$375,745	$—
Convertible senior notes	$103,516	$101,777	$—	$—
Notes payable, net	$106,844	$—	$103,697	$—

Note 7 — Affiliates

Unconsolidated Affiliates

At both June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023, the Company had ownership interests in five affiliated entities accounted for under the equity method of accounting.

The accompanying notes are an integral part of the consolidated interim financial statements.

At both June 30, 2024 and December 31, 2023, the Company’s ownership interest in the Former Manager, a privately held company for which there is no public market for its securities, was approximately 19.8%. The Company accounts for its ownership interest in the Former Manager using the equity method.

At June 30, 2024 the Company's ownership of GAFS was zero. At December 31, 2023, the Company's ownership interest was approximately 9.72% in GAFS. The Company accounted for its investment in GAFS using the equity method.

At both June 30, 2024 and December 31, 2023, the Company owned approximately 22.2% of Gaea. The Company accounts for its ownership interest in Gaea using the equity method.

At June 30, 2024 and December 31, 2023, the Company’s ownership interest in AS Ajax E LLC, a Delaware trust formed to own residential mortgage loans and residential real estate assets, was approximately zero and 16.5%, respectively. AS Ajax E LLC owned a 5.0% equity interest in Ajax E Master Trust which held a portfolio of RPLs. The Company accounted for its ownership interest using the equity method. The Company received a liquidating distribution in AS Ajax E LLC in the second quarter of 2024 that reduced its investment to zero.

At both June 30, 2024 and December 31, 2023, the Company owned a 40.0% interest in one loan pool LLC managed by the Servicer, which hold investments in RPLs and NPLs. The Company accounts for its ownership interest using the equity method.

The table below shows the net income/(loss), assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):

Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended June 30,		Six months ended June 30,
Net income/(loss) at 100%	2024	2023	2024	2023
AS Ajax E LLC	$18	$56	$81	$122
Great Ajax FS LLC	$—	$(211)	$(269)	$(974)
Loan pool LLCs	$(18)	$(16)	$(34)	$(40)
Gaea Real Estate Corp.	$(481)	$(1,227)	$(594)	$(2,332)
Thetis Asset Management LLC	$(3,866)	$(147)	$11,856	$(136)

	June 30, 2024		December 31, 2023
Assets and liabilities at 100%	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$—	$—	$2,553	$39
Great Ajax FS LLC	$—	$—	$71,477	$59,949
Loan pool LLCs	$1,200	$267	$1,200	$232
Gaea Real Estate Corp.	$161,365	$69,768	$167,591	$73,499
Thetis Asset Management LLC	$15,085	$202	$4,643	$1,305

The accompanying notes are an integral part of the consolidated interim financial statements.

Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company's share

	Three months ended June 30,		Six months ended June 30,
Net income/(loss) at the Company's share	2024	2023	2024	2023
AS Ajax E LLC	$3	$9	$13	$20
Great Ajax FS LLC	$—	$(20)	$(26)	$(87)
Loan pool LLCs	$(7)	$(6)	$(14)	$(16)
Gaea Real Estate Corp.	$(107)	$(270)	$(108)	$(513)
Thetis Asset Management LLC	$(765)	$(29)	$2,348	$(27)

	June 30, 2024		December 31, 2023
Assets and liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$—	$—	$420	$6
Great Ajax FS LLC	$—	$—	$6,854	$5,748
Loan pool LLCs	$480	$107	$480	$93
Gaea Real Estate Corp.	$35,888	$15,516	$37,272	$16,346
Thetis Asset Management LLC	$2,987	$40	$919	$258

Consolidated Affiliates

The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 — Debt.

The Company also consolidates the activities and balances of its controlled affiliates, which include AS Ajax E II, which was established to hold an equity interest in a Delaware trust formed to own residential mortgage loans and residential real estate assets. At June 30, 2024 and December 31, 2023, AS Ajax E II was zero and 53.1% owned by the Company, with the remainder held by third parties. During the quarter ended June 30, 2024, the Company received a liquidating distribution from AS Ajax E II that reduced its investment to zero. 2017-D is a securitization trust formed to hold mortgage loans, REO property and secured borrowings. At both June 30, 2024 and December 31, 2023, the Company held a 50.0% ownership in the remaining loans held by 2017-D. Great Ajax II REIT wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. At both June 30, 2024 and December 31, 2023, Great Ajax II REIT was 99.9% owned by the Company. Similarly, as of June 30, 2024 and December 31, 2023, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor into 2021-E.

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

At June 30, 2024, the Company had no commitments to acquire additional mortgage loans.

On February 26, 2024, the Company entered into the Credit Agreement with Rithm. For a full description of the Credit Agreement's terms, conditions and covenants, see Note 1 — Organization and Basis of Presentation and the section titled "The Transaction — Credit Agreement" in the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2024. The term loan is accompanied by the Company's agreement to issue a certain number of warrants to Rithm or one of its affiliates to purchase Company common stock, which warrants are detachable.

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company recorded the initial $2.7 million fair value of the Rithm Warrants in Accrued expenses and other liabilities with an offset to deferred issuance costs in Prepaid expenses and other assets. At June 30, 2024, the Credit Agreement had an outstanding balance of zero and the draw period expired. The Company amortized $2.0 million and $2.7 million of the deferred issuance costs, respectively, during the three and six months ended June 30, 2024. Additionally, during the three and six months ended June 30, 2024, the Company recorded a $1.2 million and $1.9 million mark to market gain, respectively, on the warrants. At June 30, 2024, the warrants were reclassified to equity at a fair value of $0.9 million.

The following table sets forth the details of the Company's warrant liabilities ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$2,054	$13,775	$16,644	$12,153
Issuance of Rithm Warrants	—	—	2,734	—
Fair value adjustment of 2020 warrants	—	1,839	2,033	3,461
Fair value adjustment of Rithm Warrants	(1,203)	—	(1,883)	—
Redemption of 2020 warrants	—	—	(18,677)	—
Reclassification of Rithm Warrants to Equity	(851)	—	(851)	—
Ending balance	$—	$15,614	$—	$15,614

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

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

The Company has also entered into four repurchase facilities, as of June 30, 2024, substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are bonds retained from the Company's securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. The Company has effective control over the assets subject to all of these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements.

The Servicer services these mortgage loans pursuant to the terms of the Servicing Agreements by and between the Servicer and each buyer. Each Servicing Agreement has the same fees and expenses terms as the Servicing Agreements described under Note 10 — Related Party Transactions. The Operating Partnership, as guarantor, will provide to the buyers a limited guaranty of certain losses incurred by the buyers in connection with certain events and/or the Seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the Seller, the occurrence of certain bad acts by the Seller, the occurrence of certain insolvency events of the Seller or other events specified in the Guaranty. As security

The accompanying notes are an integral part of the consolidated interim financial statements.

for its obligations under the Guaranty, the guarantor will pledge the trust certificate representing the Guarantor’s 100% beneficial interest in the Seller.

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	June 30, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$85,724	$121,941	6.45%
A Bonds	July 26, 2024	35,855	46,748	6.21%
	September 20, 2024	28,158	39,663	6.40%
	November 1, 2024	5,786	7,424	6.56%
B Bonds	September 20, 2024	10,155	18,541	6.85%
	November 1, 2024	4,078	6,232	7.58%
M Bonds	July 26, 2024	479	878	6.55%
	September 20, 2024	932	1,943	6.65%
	November 1, 2024	281	512	6.93%
Nomura - bonds(1)		$79,085	$61,255	6.71%
A Bonds	September 27, 2024	22,613	34,200	6.88%
B Bonds	July 5, 2024	27,238	88	6.60%
	September 27, 2024	7,180	13,224	6.88%
M Bonds	September 27, 2024	22,054	13,743	6.59%
Nomura - loans(2)	October 5, 2024	$76,336	$114,131	7.79%
JP Morgan - loans(3)	July 10, 2024	$5,352	$8,229	8.38%
Totals/weighted averages		$246,497	$305,556	6.99%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of June 30, 2024.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of June 30, 2024 was $400.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of June 30, 2024 was $150.0 million.

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

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of June 30, 2024 and December 31, 2023, the Company had $0.1 million and $3.8 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in Prepaid expenses and other assets on its consolidated balance sheets and is not netted against its Borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	June 30, 2024	December 31, 2023
Gross amount of recognized liabilities	$246,497	$375,745
Gross amount of loans and securities pledged as collateral	305,446	541,999
Other prepaid collateral	110	3,756
Net collateral amount	$59,059	$170,010

Secured Borrowings

The Company uses securitization as a primary financing structure and refers to the transactions as secured borrowings. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company currently has no non-rated secured borrowing outstanding at June 30, 2024.

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at June 30, 2024.

The following table sets forth the original terms of notes from the Company's secured borrowings outstanding at June 30, 2024 at their respective cutoff dates:

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at servicing fee rates between 0.42% of outstanding UPB and 1.25% of outstanding UPB at acquisition, and is paid monthly. The determination of RPL or NPL status, which determines the servicing fee rates, is based on the status of the loan at acquisition and does not change regardless of the loan's subsequent performance. The following table sets forth the status of the notes held by others at June 30, 2024 and December 31, 2023, and the securitization cutoff date ($ in thousands):

	Balances at June 30, 2024				Balances at December 31, 2023				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$96,939	$65,127		149%	$99,367	$67,739		147%	$193,301	$156,670
2019-F	92,853	54,056		172%	96,870	57,936		167%	170,876	127,673
2020-B	98,191	60,697		162%	100,245	63,574		158%	156,468	114,534
2021-A	123,444	98,254		126%	127,250	102,057		125%	206,506	175,116
2021-B	—	—		—%	204,883	123,032		167%	287,882	215,912
	$411,427	$278,134	(1)	148%	$628,615	$414,338	(1)	152%	$1,015,033	$789,905

(1)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $1.7 million and $3.1 million as of June 30, 2024 and December 31, 2023.
Notes

2024 Notes (Convertible Senior Notes)

At June 30, 2024 and December 31, 2023, the Company's 2024 Notes had carrying values of zero and $103.5 million, respectively. The 2024 Notes had an interest rate of 7.25% per annum and were payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes matured on April 30, 2024 and the Company redeemed the notes in full for an aggregate amount of $103.5 million and 15 days of accrued interest.

At June 30, 2024 and December 31, 2023, the outstanding aggregate principal amount of the 2024 Notes was zero and $103.5 million, respectively. During the three and six months ended June 30, 2024, the Company recognized interest expense on its 2024 Notes of zero and $2.4 million, respectively, which includes no amortization of discount and deferred expenses, respectively. During the three and six months ended June 30, 2023, the Company recognized interest expense on its 2024 Notes of $1.9 million and $4.0 million, respectively, which includes $0.1 million and $0.3 million, of amortization of discount and deferred expenses, respectively. The effective interest rates of the 2024 Notes for the three months June 30, 2024 and 2023, were 8.52% and 7.51%, respectively.

During both the three and six months ended June 30, 2024, there were no 2024 Notes repurchases. Comparatively, during the three and six months ended June 30, 2023, the Company completed a repurchase of zero and $1.0 million, respectively, aggregate principal of its 2024 Notes for a total purchase price of zero and $1.0 million, respectively.

Coupon interest on the 2024 Notes was recognized using the accrual method of accounting. Discount and deferred issuance costs were carried on the Company’s consolidated balance sheets as a reduction of the carrying value of the 2024 Notes, and were amortized to interest expense on an effective yield basis through April 30, 2023.

The accompanying notes are an integral part of the consolidated interim financial statements.

2027 Notes (Unsecured Notes)

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company and are included in the Company's liabilities in its consolidated balance sheet at June 30, 2024. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding 7.25% Series A and 5.00% Series B Fixed-to-Floating Rate Preferred Stock at a discount, and a proportionate amount of outstanding warrants. The remainder of the proceeds were used for general corporate purposes.

On June 30, 2024, the Company received notification that the 2027 Notes were downgraded from BBB- to BB+. Under the terms of the indenture governing the 2027 Notes, the downgrade results in a 100 basis point increase in the interest rate from 8.875% to 9.875% beginning on September 1, 2024.

At June 30, 2024, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $2.8 million. At December 31, 2023, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $3.2 million. During the three and six months ended June 30, 2024, the Company recognized interest expense on the 2027 Notes of $2.7 million and $5.3 million, respectively, which includes $0.2 million and $0.4 million, respectively, of amortization of discount and deferred expenses. During the three and six months ended June 30, 2023, the Company recognized interest expense on the 2027 Notes of $2.7 million and $5.3 million, respectively, which includes $0.2 million and $0.4 million, respectively, of amortization of discount and deferred expenses. The effective interest rate for the 2027 Notes for the three months ended June 30, 2024 and 2023 were 9.92% and 9.98%, respectively.

Rithm Credit Agreement

On February 26, 2024, the Company entered into the Credit Agreement with NIC RMBS LLC, an affiliate of Rithm, as sole lender, administrative agent and collateral agent. The Credit Agreement provides, subject to certain conditions, for a delayed draw term loan facility (the “Facility”), in an aggregate amount of up to $70.0 million. The Facility matures on February 25, 2025. Outstanding loans under the Facility will accrue interest at a rate equal to 10.0% per annum. The obligations of the Company under the Credit Agreement are guaranteed by substantially all of the Company’s non-special purpose vehicle subsidiaries (the “Subsidiary Guarantors”) and are secured by a first-priority lien on substantially all of the assets of the Company and the Subsidiary Guarantors. The Credit Agreement contains customary conditions, representations and warranties, affirmative and negative covenants and events of default. As of June 30, 2024, the balance on the Credit Agreement was zero and the draw period has expired.

The following table summarizes the Company's long term maturities ($ in thousands):

Year	Debt instrument	As of June 30, 2024
2024		$—
2025		$—
2026		$—
2027	2027 Notes (Unsecured Notes)	$110,000
2028		$—

Note 10 — Related Party Transactions

A party is considered to be related to the Company if the party, directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners, management and directors, as well as members of their immediate families or any other parties with which the Company may deal if one party to a transaction controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

The accompanying notes are an integral part of the consolidated interim financial statements.

Loan Agreements

During November 2023, the Company renewed a promissory note with Gregory (see Servicing Agreements below) under which Gregory can borrow up to $12.0 million, secured by real property owned by a subsidiary of securitization trusts. Interest on the arrangement accrues at SOFR plus 300 basis points annually. At June 30, 2024 and December 31, 2023, the amount outstanding on the note and interest was zero and $9.3 million, respectively.

Also during November 2023, the Company renewed a promissory note with Gregory under which Gregory can borrow up to $3.5 million secured by equity in servicing advances owned by Gregory, which are first in priority for reimbursement from loan payments. Interest on the arrangement accrues at SOFR plus 300 basis points. The note was originally executed on December 9, 2021 and was secured by securities held by Gregory. At June 30, 2024 and December 31, 2023, the amount outstanding on the note and interest was zero and $3.3 million, respectively.

Also during November 2023, the Company renewed a promissory note with Gaea under which Gaea can borrow up to $11.0 million secured by small balance commercial real estate loans. Interest on the arrangement accrues at SOFR plus 300 basis points. The note was originally executed on December 30, 2020. At June 30, 2024 and December 31, 2023, the amount outstanding on the note and interest was $1.3 million and $7.5 million, respectively.

Management Agreement

Former Management Agreement

The Company was a party to the Third Amended and Restated Management Agreement with the Former Manager (the "Former Management Agreement") by and between the Company and the Manager. Under the Former Management Agreement, the Manager implemented the Company’s business strategy and managed the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, the Manager provided the Company with a management team and necessary administrative and support personnel. Additionally, the Company paid directly for the internal audit function that reported directly to the Audit Committee and the Board of Directors.

Under the Former Management Agreement, the Company paid a quarterly base management fee based on its stockholders' equity, including equity equivalents such as the Company's issuance of convertible senior notes. Also, under the First Amendment to the Third Amended and Restated Management Agreement with the Former Manager, which had an effective date of March 1, 2023, the Company's quarterly base management fee included, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company's preferred stock. The Company was periodically required to pay a quarterly incentive management fee based on its cash distributions to its stockholders and the change in book value, and had the option to pay up to 100% of the base and incentive fees in cash or in shares of the Company's common stock. Management fees were expensed in the quarter incurred and the portion payable in common stock, if any, was accrued at quarter end. On February 26, 2024, the Company issued a termination notice to the Manager, in connection with the Rithm transaction, and on June 11, 2024, we terminated the Former Management Agreement, entered into a termination and release agreement with the Former Manager and issued 3,174,645 shares of common stock to the Former Manager in connection with the termination.

New Management Agreement

On June 11, 2024, the Company entered into the Management Agreement in the form previously agreed upon with RCM GA and filed with the Company's Current Report on Form 8-K dated February 26, 2024. The Management Agreement shall be in effect until June 11, 2027 and shall be automatically renewed for a successive two-year term each anniversary date thereafter unless terminated by a party. Under the Management Agreement, RCM GA implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, the RCM GA provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company's executive officers is an employee or officer, the RCM GA.

Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the New Manager calculated and payable quarterly with respect to each calendar quarter (or partial quarter that the agreement is in effect) in arrears in cash. The base management fee equals 1.5% of the Company's stockholders’ equity, including equity

The accompanying notes are an integral part of the consolidated interim financial statements.

equivalents such as the Company's issuance of convertible senior notes, per annum. Also, under the Management Agreement, which has an effective date of June 11, 2024, the Company's quarterly base management fee will include, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company's preferred stock.

The New Manager will be entitled to the Incentive Fee, which is payable quarterly in arrears in cash in an amount equal to 20% of the dollar amount by which (i) Earnings Available for Distribution (as defined below) exceeds the product of (A) the average common book value per share (excluding fair value marks, impairments, transaction/ deal expenses and associated tax impact and such other items that in the judgment of the Company officers should be excluded) of the common stock of Ajax (“Ajax Common Stock”) during such calendar quarter and (B) 8%. Notwithstanding either of the foregoing, no Incentive Fee will be payable to the New Manager with respect to any period unless the Company’s cumulative Earnings Available for Distribution is greater than zero for the most recently completed four calendar quarters (which cumulative Earnings Available for Distribution shall be reset at the completion of every fourth quarter following the date hereof and each subsequent fourth quarter thereafter (each, a “Reset Date”) so as not to take into account prior calendar quarters), or, if less, (i) the number of completed calendar quarters since the date hereof or (ii) the number of completed calendar quarters since the last Reset Date. “Earnings Available for Distribution” is a non-GAAP financial measure and is defined as net income (loss) as determined according to GAAP, excluding tax-effected, non-cash equity compensation expense and any unrealized gains or losses from mark-to-market valuation changes (including impairments) that are included in net income for the applicable period. The amount will be adjusted to exclude on a tax-effected basis (A) one-time events pursuant to changes in GAAP, (B) transaction and deal expenses that in the opinion of the New Manager should be excluded for purposes of calculating Earnings Available for Distribution and be amortized over the life of the related investment / transaction, and (C) non-cash items (including depreciation and amortization) that in the judgment of the Company’s officers should not be included in Earnings Available for Distribution, which adjustments in clauses (A), (B) and (C) shall only be excluded after discussions between the New Manager and the Ajax Independent Directors and after approval by a majority of the Ajax Independent Directors. Book value per share of Ajax Common Stock shall be as set forth in the consolidated financial statements of the Company prepared in accordance with GAAP.

The Company also reimburses the New Manager for all third party, out-of-pocket costs incurred by the New Manager for managing its business, including third party due diligence and valuation consultants, legal expenses, auditors and other financial services. The reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a monthly basis.

The Company will be required to pay the New Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by the Company without cause, (ii) its decision not to renew the Management Agreement upon the determination of at least two-thirds of the Company’s independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the New Manager as a result of the Company becoming regulated as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”) (other than as a result of the acts or omissions of the New Manager in violation of investment guidelines approved by the Company’s Board of Directors), or (iv) a termination by the New Manager if the Company defaults in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to three times the combined base fee and incentive fees payable to the New Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.

Servicing Agreements

Until June 1, 2024, the Company was a party to a Servicing Agreement with the Former Servicer. The Company owned a 9.72% interest in the Former Servicer which was disposed of in the quarter ending June 30, 2024. On June 1, 2024, the Company transferred the Servicing Agreements to Newrez, an affiliate of the New Manager. The terms of the Servicing Agreements remain substantially the same.

Servicing fees for mortgage loans range from 0.42% to 1.25% annually of UPB at acquisition (or the fair market value or purchase price of REO), and are paid monthly. The servicing fee is based upon the status of the loan at acquisition. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

Servicing fees for the Company’s real property assets that are not held in joint ventures are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO or 1.00% annually of the purchase price of any REO otherwise purchased by the Company.

Newrez is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to foreclosed property undertaken on the

The accompanying notes are an integral part of the consolidated interim financial statements.

Company’s behalf. The total fees incurred by the Company for these services will be dependent upon the UPB and the type of mortgage loans that the Servicer services, for fees based on mortgage loans, and property values, previous UPB of the relevant loan, and the number of REO properties for fees based on REO properties.

If any Servicing Agreement has been terminated other than for cause and/or the Servicer terminates the Servicing Agreement, the Company will be required to pay a termination fee equal to the aggregate servicing fees payable under the applicable Servicing Agreement for the immediately preceding 12-month period.

Trademark Licenses

Aspen has historically granted the Company a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use the name “Great Ajax” and the related logo. The agreement has no specified term, however, if the management contract with the Former Manager expired or was terminated, the trademark license agreement would terminate within 30 days. In connection with the Rithm transaction, on May 20, 2024, Aspen assigned the trademark to the name "Great Ajax" and the related logo to the Company.

Note 11 — Stock-based Payments and Director Fees

Each of the Company’s independent directors received an annual retainer of $140,000, payable quarterly, 50% of which is payable in shares of the Company's common stock and 50% in cash. However, the Company has the option to pay the annual retainer with up to 100% in cash at its discretion, and pay the remainder in shares of its common stock. During the six months ended June 30, 2024, the Company's lead director of the special committee received an additional one-time payment of $15,000, paid as a lump sum, 100% of which was paid in shares of the Company's common stock.

The following table sets forth the Company’s stock-based independent director fees ($ in thousands):

Stock-based Director Fees

For the three months ended June 30,
	2024		2023
	Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized
Independent director fees	—	$—	—	$—
Totals	—	$—	—	$—

	For the six months ended June 30,
	2024		2023
	Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized
Independent director fees	3,080	$15	13,020	$88
	3,080	$15	13,020	$88

The accompanying notes are an integral part of the consolidated interim financial statements.

Restricted Stock

The Company may periodically issue equity or equity-based incentive awards to RCM GA, which may in turn issue incentives to the directors, managers, officers, employees of, or advisors or consultants to, RCM GA or its affiliate. The Company previously granted shares of its common stock to employees of the Former Manager and the Former Servicer. The Company granted no shares of its common stock during the three months ended June 30, 2024; however, during the six months ended June 30, 2024 the Company granted 66,421 shares of its common stock, which have vesting periods of up to one year. Comparatively, the Company granted 22,459 and 25,459 shares of its common stock to employees of the Former Manager and the Former Servicer during the three and six months ended June 30, 2023, respectively, which have vesting periods of four years. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant. All restricted stock granted to employees of the Former Manager and the Former Servicer vested as of May 20, 2024 in connection with stockholder approval of the change in external manager.

The Company may issue grants of its shares of common stock from time to time to its directors. Also, in connection with the Rithm transaction, any former Board of Director's shares that did not fully vest as of the transaction date were forfeited. The two remaining Directors that remained on the reconstituted Board of Directors remain on the same vesting terms.

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan the Company made grants of restricted stock to its Directors and to employees of the Former Manager and the Former Servicer as set forth in the table below:

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Six months ended June 30, 2023
December 31, 2022 outstanding unvested share grants	310,262		$10.98	—		$—
Shares vested	(30,515)		11.56	—		—
Shares forfeited	(5,668)		10.30	—		—
Shares granted	3,000		7.34	25,000		7.15
March 31, 2023 outstanding unvested share grants	277,079		$10.88	25,000		$7.15
Shares vested	(9,475)		11.25	—		—
Shares forfeited	(7,084)		11.16	—		—
Shares granted	22,459		6.50	—		—
June 30, 2023 outstanding unvested share grants	282,979	(1)	$10.52	25,000	(2)	$7.15

(1)Weighted average remaining life of unvested shares for employee and service provider grants at June 30, 2023 is 2.0 years.
(2)Weighted average remaining life of unvested shares for director grants at June 30, 2023 is 1.7 years.

The accompanying notes are an integral part of the consolidated interim financial statements.

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Six months ended June 30, 2024
December 31, 2023 outstanding unvested share grants	159,142	$10.33	25,000		$7.15
Shares vested	(3,250)	10.74	—		—
Shares forfeited	(2,167)	7.89	—		—
Shares granted	66,421	3.59	—		—
March 31, 2024 outstanding unvested share grants	220,146	$8.29	25,000		$7.15
Shares vested	(210,093)	9.40	(12,500)		7.15
Shares forfeited	(10,053)	8.79	(7,500)		7.15
Shares granted	—	—	—		—
June 30, 2024 outstanding unvested share grants	—	$—	5,000	(1)	$7.15

(1)Weighted average remaining life of unvested shares for employee and service provider grants at June 30, 2024 is 0.7 years.

The following table presents the expenses for the Company's equity incentive plans ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Restricted stock grants	$1,156	$284	$1,409	$801
Director grants	18	7	40	14
Total expenses for plan grants	$1,174	$291	$1,449	$815

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

The Company’s consolidated financial statements include the operations of two TRS entities, GA-TRS and GAJX, which are subject to U.S. federal, state and local income taxes on their taxable income.

For the three and six months ended June 30, 2024, the Company had income tax (benefit)/expense of $0.8 million and $0.1 million, respectively. Comparatively, for the three and six months ended June 30, 2023, the Company had income tax expense of $0.2 million and $0.3 million, respectively. As of June 30, 2024 and 2023, the Company recognized a deferred tax asset of $1.2 million and $0.5 million, respectively. The income tax expense for the three and six months ended June 30, 2024 is primarily related to the flow through income from the Former Manager. GA-TRS owns 19.8% of the Former Manager and recorded its allocable portion of the income from the termination payment recorded during the quarter ended March 31, 2024.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net loss attributable to common stockholders	$(12,742)	39,344,128		$(12,034)	23,250,725
Allocation of loss to participating restricted shares	78	—		161	—
Consolidated net loss attributable to unrestricted common stockholders	$(12,664)	39,344,128	$(0.32)	$(11,873)	23,250,725	$(0.51)
Effect of dilutive securities(1,2)
Restricted stock grants and Former Manager and director fee shares(3)	—	—		(161)	314,626
Diluted EPS
Consolidated net loss attributable to common stockholders and dilutive securities	$(12,664)	39,344,128	$(0.32)	$(12,034)	23,565,351	$(0.51)

(1)The Company's outstanding warrants for an additional 1,950,672 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended June 30, 2023 and has not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the three months ended June 30, 2024 and 2023 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the three months ended June 30, 2024 would have been anti-dilutive and have been removed from the calculation.

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Consolidated net loss attributable to common stockholders	$(87,061)	35,021,845		$(19,975)	23,087,717
Allocation of loss to participating restricted shares	452	—		272	—
Consolidated net loss attributable to unrestricted common stockholders	$(86,609)	35,021,845	$(2.47)	$(19,703)	23,087,717	$(0.85)
Effect of dilutive securities(1,2)
Restricted stock grants and Former Manager and director fee shares(3)	—	—		—	—
Diluted EPS
Consolidated net loss attributable to common stockholders and dilutive securities	$(86,609)	35,021,845	$(2.47)	$(19,703)	23,087,717	$(0.85)

(1)The Company's warrants, which were partially outstanding for the six months ended June 30, 2024 and outstanding for the entire six months ended June 30, 2023, for an additional 1,950,672 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the six months ended June 30, 2024 and 2023 and have not been included in the calculation.

The accompanying notes are an integral part of the consolidated interim financial statements.

(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company's diluted EPS calculation for the six months ended June 30, 2024 and 2023 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of restricted stock grants and manager and director fee shares on the Company's diluted EPS calculation for the six months ended June 30, 2023 would have been anti-dilutive and have been removed from the calculation.

Note 14 — Equity

Common Stock

As of June 30, 2024 and December 31, 2023, the Company had 45,605,549 and 27,460,161 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

During the quarter ended June 30, 2024, the Company issued 8,631,083 shares in the following transaction:

1. 2,874,744 shares of common stock to Rithm at a purchase price of $4.87 per share, for aggregate proceeds of approximately $14.0 million.
2. 3,174,645 shares of common stock to the Former Manager in connection with the termination of the Former Management Agreement.
3. 2,581,694 shares of common stock to preferred shareholders in connection with the settlement of the common stock payable liability related to the exchange of preferred shares for common stock.

Preferred Stock

The Company issued shares of preferred stock which were issued to institutional accredited investors in a series of private placements during the year ended December 31, 2020. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock. The shares had a liquidation preference of $25.00 per share.

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its series A preferred stock and 1,757,010 shares of its series B preferred stock in a series of repurchase transactions. The series A and series B preferred stock were repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the preferred stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. There were no repurchases of preferred stock in the three and six months ended June 30, 2024 and 2023.

During the six months ended June 30, 2024, the Company exchanged the remaining 424,949 shares of its outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of its outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for newly issued shares of its common stock. A total of 12,046,218 common shares were issued pursuant to the exchange with 9,464,524 shares of common stock exchanged during the quarter ended March 31, 2024 and 2,581,694 shares of common stock exchanged subsequent to the approval of the Company's shareholders on May 20, 2024. No preferred stock or warrants were exchanged during the three and six months ended June 30, 2023.

At June 30, 2024 and December 31, 2023, the Company had zero and 424,949 shares of Series A preferred stock and zero and 1,135,590 shares of Series B preferred stock outstanding, respectively. There were 25,000,000 shares, cumulative for all series, authorized as of both June 30, 2024 and December 31, 2023.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company's Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions.

As of both June 30, 2024 and December 31, 2023, the Company held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of the Company's shares previously held by the Former Manager, 361,912 shares received through Gregory and 525,039 shares acquired through open market purchases.

The accompanying notes are an integral part of the consolidated interim financial statements.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. The Company issued no shares under the plan during the three and six months ended June 30, 2024 and 2023.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three and six months ended June 30, 2024, no shares were sold under the At the Market program. Comparatively, during the three and six months ended June 30, 2023, 94,012 and 439,590 shares were sold, respectively, under the At the Market program for total net proceeds of approximately $0.5 million and $3.0 million, respectively.

Accumulated Other Comprehensive Loss

The Company recognizes unrealized gains or losses on its investment in debt securities AFS as components of other comprehensive loss. Additionally, other comprehensive loss includes unrealized gains or losses associated with the transfer of the Company's investment in debt securities from AFS to HTM. These amounts are subsequently amortized from other comprehensive loss into earnings over the same period as the related unamortized discount. Total accumulated other comprehensive loss on the Company’s balance sheet at June 30, 2024 and December 31, 2023 was as follows ($ in thousands):

Investments in securities:	June 30, 2024	December 31, 2023
Unrealized gains on debt securities available-for-sale	$275	$637
Unrealized losses on debt securities available-for-sale	(9,746)	(8,675)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(4,424)	(5,989)
Accumulated other comprehensive loss	$(13,895)	$(14,027)

Non-controlling Interest

At June 30, 2024 the Company had non-controlling interests attributable to ownership interest for two legal entities and at December 31, 2023, the Company had non-controlling interests attributable to ownership interests for three legal entities.

At June 30, 2024 and December 31, 2023, the Company's ownership interest is approximately zero and 53.1% of AS Ajax E II, respectively, and it previously consolidated the assets, liabilities, revenues and expenses of the entity.

At both June 30, 2024 and December 31, 2023, the Company's ownership interest is approximately 50.0% of 2017-D and it consolidates the assets, liabilities, revenues and expenses of the trust.

At both June 30, 2024 and December 31, 2023, the Company's ownership interest is approximately 99.9% of Great Ajax II REIT and it consolidates the assets, liabilities, revenues and expenses of the entity.

Note 15 — Subsequent Events

On July 23, 2024, the Company’s Board of Directors declared a cash dividend of $0.06 per share to be paid on August 30, 2024, to stockholders of record as of August 15, 2024.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including but not limited to:

•our ability to recognize the anticipated benefits of that strategic transaction with Rithm (the "Rithm Transaction");
•changes to our business strategy as a result of the Rithm Transaction;
•Rithm's ability to manage and address potential conflicts of interest relating to our investment objectives, which may overlap with the investment objectives of Rithm or one of its operating companies;
•the impact of our termination of the Former Manager and the entry into the Management Agreement with RCM GA;
•the significant losses we have incurred to date from our holdings of non-performing loans (“NPLs”) and re-performing loans (“RPLs”);
•the expectation that we will continue to incur increasing and significant consolidated net losses from our mortgage holdings;
•the Servicer's ability to perform its obligations under the Servicing Agreements;
•difficulties in consummating sales of our NPLs and RPLs loans at attractive prices and on a prompt timeline or at all and adverse market developments negatively impacting the value of, and the returns expected from, such assets;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q (“report”), unless the context indicates otherwise, references to “Great Ajax,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Great Ajax Corp.; “operating partnership” refers to Great Ajax Operating Partnership L.P., a Delaware limited partnership; “our Former Manager” refers to Thetis Asset Management LLC, a Delaware limited liability company; "our New Manager" refers to RCM GA LLC; “Aspen Capital” refers to the Aspen Capital group of companies; “the Servicer” or "Newrez" and “Gregory” or "our Former Manager" refer to Gregory Funding LLC, an Oregon limited liability company and our affiliate.

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

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. Historically, we have primarily target acquisitions of (i) RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) NPLs, which are residential mortgage loans on which the most recent three payments have not been made. We acquired RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures are structured as securitization trusts, of which we acquire debt securities and beneficial interests. We also acquire or originate SBC loans. The SBC loans that we target through acquisitions generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount to cover at least five payments has been paid in the last seven months. We own a 19.8% equity interest in our Former Manager through GA-TRS, a wholly-owned subsidiary of the Operating Partnership. We have elected to treat GA-TRS as a taxable REIT subsidiary under the code. Our mortgage loans and real properties are serviced by Newrez, a Rithm affiliate.

On June 11, 2024, we completed our previously announced strategic transaction with Rithm. The Strategic Transaction was approved on May 20, 2024, by our stockholders of (i) the sale of $14.0 million of our common stock at a price of $4.87 per share (which represents the trailing five-day average closing price of our common stock on the NYSE as of the date of the Securities Purchase Agreement, entered into on February 26, 2024 by us, the Operating Partnership (as defined herein), Thetis Asset Management LLC and Rithm and (ii) a new Management Agreement with RCM GA, under which, RCM GA would become our new external manager. Additionally, on February 26, 2024, we entered into a $70.0 million Credit Agreement with NIC RMBS. For a full description of the Credit Agreement’s terms, conditions and covenants, see the section titled “The Transaction — Credit Agreement” in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2024. The term loan was accompanied by our agreement to issue a certain number of warrants to Rithm or one of its affiliates to purchase our common stock, which warrants are detachable. See Note 8 — Commitments and Contingencies. Concurrently with entry into the Credit Agreement with NIC RMBS, we terminated our existing management contract with the Former Manager primarily in exchange for approximately 3,174,645 shares of our common stock. We currently own 19.8% of the Former Manager. The Former Manager is expected to liquidate in the fourth quarter of 2024 and distribute its assets to its members, including us.

In 2014, we formed Great Ajax Funding LLC, a wholly-owned subsidiary of the Operating Partnership, to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts we may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under our repurchase agreements. On February 1, 2015, we formed GAJX, as a wholly-owned subsidiary of the Operating Partnership, to own, maintain, improve and sell certain REOs purchased by us. We have elected to treat GAJX as a TRS under the code.

Our Operating Partnership, through interests in certain entities as of June 30, 2024, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of June 30, 2024, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor into Ajax Mortgage Loan Trust 2021-E ("2021-E"), which is a real estate mortgage investment conduit ("REMIC"). We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities ("VIEs"), and we have determined that we are the primary beneficiary of the VIEs.

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

On November 22, 2019, Gaea completed a private capital raise transaction through which it raised $66.3 million from the issuance of its common stock to third parties to allow Gaea to continue to advance its investment strategy. Additionally, in January 2022, Gaea completed a second private capital raise in which it raised approximately $30.0 million from the issuance of its common stock and warrants. Also, during the year ended December 31, 2023, GA-TRS received an additional 20,991 shares of Gaea common stock due to the termination of Gaea's management agreement, which increased our ownership. At June 30, 2024, we owned approximately 22.2% of total shares outstanding. We account for our investment in Gaea under the equity method.

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

Strategic Transaction

On February 26, 2024, we entered into a $70.0 million term loan with NIC RMBS, an affiliate of Rithm. The term loan is accompanied by the issuance of a certain number of warrants to Rithm Capital Corp. (together with its subsidiaries, "Rithm") or one of its affiliates to purchase our common stock, which warrants are detachable. In connection therewith, we delivered a termination notice to our Former Manager on February 26, 2024. On June 11, 2024 we terminated the Former Management Agreement, entered into a termination and release agreement with the Former Manager and issued 3,174,645 shares of common stock to the Former Manager in connection with the termination.

On May 20, 2024, pursuant to the receipt of the approval of a majority of our stockholders and the satisfaction of certain other closing conditions, Rithm purchased $14.0 million of our common stock at a price of $4.87 per share (which represents the trailing five-day average closing price of the common stock on the NYSE as of the date of the Securities Purchase Agreement). In connection with the foregoing transaction and upon the termination of our management contract with our Former Manager, we entered into the Management Agreement with RCM GA, a Rithm affiliate, on June 11, 2024.

We believe the consummation of this strategic transaction will have a number of strategic benefits as our stockholders will have an opportunity to benefit from a shift in our strategic direction. We will seek to capitalize on commercial real estate investment opportunities and will be managed by RCM GA, which has an experienced team with a well-recognized track record of success in real estate investments.

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

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of June 30, 2024 and December 31, 2023 ($ in millions):

	June 30, 2024	December 31, 2023
Residential RPLs	$503.3	$822.1
Residential NPLs	15.7	92.0
SBC loans	3.8	6.2
Real estate owned properties, net	4.3	3.8
Investments in securities available-for-sale	140.6	131.6
Investments in securities held-to-maturity	48.1	59.7
Investments in beneficial interests	88.3	104.2
Total mortgage related assets	$804.1	$1,219.6

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

We have incurred substantial operating losses as a result. We expect to continue to incur operating losses for the foreseeable future as we continue to reposition our portfolio into commercial real estate assets. In particular, higher interest rates have had, and are expected to continue to have, significant negative effects on our loan assets. The interrelationships between various rates and interest rate volatility have had, and are expected to continue to have, negative effects on our earnings because it has extended duration. This has resulted in, and is expected to continue to result in, significant decreases in the fair market value of performing loans. It also may impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms.

Through the end of the second quarter, the recent trends noted below have continued, including:

•higher interest rates have continued to reduce our net interest income;
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

Rising mortgage rates have reduced the supply of residential mortgage loans and stronger payment performance has reduced the supply of NPLs. Additionally, rising interest rates have extended the duration of existing mortgages resulting in higher prices and lower yields.

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

We also believe that banks that have deposit outflows due to rising interest rates and significant commercial real estate loan exposure will begin to sell loans to dispose of their inventory.

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

Expenses. Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the Servicing Agreements. Additionally, our Former Manager incurred and our New Manager incurs direct, out-of-pocket costs related to managing our business, which are contractually reimbursable by us. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties, and includes any charges for impairments to the carrying value of these assets, which may be significant. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.

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

Management Transition. In connection with the Rithm Transaction, we entered into the Management Agreement with RCM GA, an affiliate of Rithm, on June 11, 2024. Additionally, we transferred our loan servicing to Newrez. During the transition period, we have entered into a transition services arrangements in order to ensure continuity. In addition, as a result of the Rithm Transaction, among other reasons, we have experienced some loss of personnel. We may incur expenses and transaction costs associated with the management transition to Rithm and the transfer of our servicing contracts to Newrez. If we cannot retain certain key personnel during the transition period, the New Manager does not make available additional employees to assist, it may give rise to potential risks for us, including the risk of a significant deficiency or material weakness in internal control over financial reporting.

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

Results of Operations

Quarter Overview

Key items for the three months ended June 30, 2024 include:

•GAAP Net Loss attributable to common stockholders of $(12.7) million, or $(0.32) per diluted common share
•Earnings Available for Distribution of $(9.6) million or $(0.24) per diluted common share
•Book value per diluted common share of $5.56 at June 30, 2024
•Common dividend of $2.2 million, or $0.06 per common share

We generated a consolidated net loss attributable to common stockholders under U.S. Generally Accepted Accounting Principles ("U.S. GAAP" or "GAAP") for the three months ended June 30, 2024 of $(12.7) million or $(0.32) per diluted common share after preferred dividends, and Earnings Available for Distribution of $(9.6) million or $(0.24) per diluted common share. Earnings Available for Distribution is a non-GAAP financial measure which adjusts GAAP earnings by removing gains and losses as well as certain other non-core income and expenses and preferred dividends. We consider Earnings Available for Distribution a useful measure for comparing the results of our ongoing operations over multiple quarters. Comparatively, our GAAP Net Loss attributable to common stockholders for the three months ended June 30, 2023 was $(12.0) million or $(0.51) per common share, and Earnings Available for Distribution was $(2.5) million, or $(0.11) per common share.

At June 30, 2024, our book value decreased to $5.56 per common share from $9.99 at December 31, 2023, driven by the year to date GAAP Net Loss attributable to common stockholders of $87.1 million, dividends on our common stock of $5.6 million and dilution caused by the issuance of shares to the Former Manager in connection with the termination of the Former Management Agreement, the exchange of preferred shares for common stock, and issued to Rithm in connection with the new Management Agreement.

Table 1: Results of Operations

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
INCOME
Interest income	$11,915	$18,340	$27,653	$36,796
Interest expense	(11,567)	(15,039)	(25,673)	(29,964)
Net interest income	348	3,301	1,980	6,832
Net change in the allowance for credit losses	—	2,866	(4,230)	3,487
Net interest income/(loss) after the net change in the allowance for credit losses	348	6,167	(2,250)	10,319
Loss from investments in affiliates	(974)	(265)	(453)	(363)
Loss on joint venture refinancing on beneficial interests	—	(8,814)	—	(9,809)
Mark to market loss on mortgage loans held-for-sale, net	(6,488)	—	(53,795)	—
Other (loss)/income	(1,844)	498	(1,841)	(2,021)
Total loss, net	(8,958)	(2,414)	(58,339)	(1,874)
EXPENSE
Related party expense – loan servicing fees	1,324	1,827	3,058	3,687
Related party expense – management fee	2,173	2,001	19,632	3,829
Professional fees	855	989	1,560	1,923
Fair value adjustment on mark to market liabilities	(4,430)	1,839	(3,077)	3,461
Other expense	4,753	2,211	7,198	3,825
Total expense	4,675	8,867	28,371	16,725
Gain on debt extinguishment	—	—	—	(47)
Loss before provision for income taxes	(13,633)	(11,281)	(86,710)	(18,552)
(Benefit)/provision for income taxes	(772)	181	143	274
Consolidated net loss	(12,861)	(11,462)	(86,853)	(18,826)
Less: consolidated net (loss)/income attributable to the non-controlling interest	(119)	24	(133)	54
Consolidated net loss attributable to the Company	(12,742)	(11,486)	(86,720)	(18,880)
Less: dividends on preferred stock	—	548	341	1,095
Consolidated net loss attributable to common stockholders	$(12,742)	$(12,034)	$(87,061)	$(19,975)
Basic loss per common share	$(0.32)	$(0.51)	$(2.47)	$(0.85)
Diluted loss per common share	$(0.32)	$(0.51)	$(2.47)	$(0.85)

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Reconciliation of GAAP Net Loss to Earnings Available for Distribution
Consolidated net loss attributable to common stockholders	$(12,742)	$(12,034)	$(87,061)	$(19,975)
Adjustments
Dividends on preferred stock	—	548	341	1,095
Provision for income taxes (benefit)	(772)	181	143	274
Consolidated net (loss)/income attributable to the non-controlling interest	(119)	24	(133)	54
Realized and Unrealized Gains and Losses	2,058	10,653	50,718	16,244
Expenses related to the Strategic Transaction	883	—	16,389	—
Net change in the allowance for credit losses	—	(2,866)	4,230	(3,487)
Other adjustments	1,094	950	969	1,112
Earnings Available for Distribution	$(9,598)	$(2,544)	$(14,404)	$(4,683)
Basic Earnings Available for Distribution per common share	$(0.24)	$(0.11)	$(0.41)	$(0.20)
Diluted Earnings Available for Distribution per common share	$(0.24)	$(0.11)	$(0.41)	$(0.20)

Interest Income

Our primary source of income is accretion earned on our mortgage loan portfolio offset by the interest expense incurred to fund and hold portfolio acquisitions. Our gross interest income excluding the impact of credit losses decreased to $11.9 million for the three months ended June 30, 2024 from $18.3 million for the three months ended June 30, 2023 primarily due to lower average balances of our mortgage loan, debt security and beneficial interest portfolios. This was partially offset by a $0.3 million increase in our bank interest income. For the six months ended June 30, 2024, our gross interest income decreased to $27.7 million from $36.8 million for the six months ended June 30, 2023 primarily due to lower average balances of our mortgage loan and debt security portfolios, which was partially offset by a $0.6 million increase in our bank interest income.

Interest expense for the three months ended June 30, 2024 decreased to $11.6 million from $15.0 million for the three months ended June 30, 2023 due to decreases in the average balances of our repurchase lines of credit. For the six months ended June 30, 2024, our interest expense decreased to $25.7 million from $30.0 million for the six months ended June 30, 2023 due to decreases in the average balances on our borrowings on repurchase lines of credit.

Net interest income after recording the impact of the net change in expected credit losses decreased to $0.3 million for the three months ended June 30, 2024 from $6.2 million for the three months ended June 30, 2023 primarily as a result of lower interest income and a net zero impact of the net increase expected credit losses for our mortgage loan and beneficial interest portfolio for the three months ended June 30, 2024 compared to a $2.9 million decrease for the three months ended June 30, 2023. Net interest income after recording the impact of the net changes in expected credit losses decreased to $2.3 million for the six months ended June 30, 2024 from $10.3 million for the six months ended June 30, 2023 primarily as a result of higher interest expense and a net $4.2 million impact of the net decrease in the net change in expected credit losses for the six months ended June 30, 2024 compared to a $3.5 million decrease for the six months ended June 30, 2023.

The interest income detail for the three and six months ended June 30, 2024 and 2023 are included in the table below ($ in thousands):

Table 2: Interest Income Detail

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Accretable yield recognized on loans	$8,227	$12,929	$20,050	$26,210
Interest income on debt securities	2,095	2,482	4,315	4,968
Bank interest income	801	547	1,664	1,062
Accretable yield recognized on beneficial interests	742	1,998	1,478	4,081
Other interest income	50	384	146	475
Interest income	$11,915	$18,340	$27,653	$36,796
Net change in the allowance for credit losses	—	2,866	(4,230)	3,487
Interest income after the net change in the allowance for credit losses	$11,915	$21,206	$23,423	$40,283

The average carrying balance of our mortgage loan portfolio decreased for the three months ended June 30, 2024 versus the comparative period in 2023 primarily due to loan sales. Additionally, the average carrying balances of our debt securities, beneficial interests and debt outstanding decreased for the three months ended June 30, 2024 versus the comparative period in 2023 due to paydowns, sales and redemptions and no acquisitions. The average carrying balances for our portfolio are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended June 30,
	2024	2023
Average mortgage loan portfolio	$604,874	$965,407
Average carrying value of debt securities	$201,475	$247,579
Average carrying value of beneficial interests	$88,437	$134,923
Total average asset backed debt	$617,610	$870,595

Loss from Equity Method Investments

We recorded a (loss)/income from our investments in our Former Manager and Former Servicer of $0.8 million and $2.3 million for the three and six months ended June 30, 2024, respectively. Comparatively, for the three and six months ended June 30, 2023, we recorded losses from our investments in our Former Manager and Former Servicer of $49 thousand and $0.1 million, respectively. We account for our investments in our Former Manager and Former Servicer using the equity method of accounting. We recorded a loss of $0.1 million and $2.7 million in our other equity method investments for the three and six months ended June 30, 2024, respectively. Comparatively, for both the three and six months ended June 30, 2023, we recorded losses from our other equity method investments of $0.1 million. We recorded a loss from our investment in Gaea of $0.1 million for the three and six months ended June 30, 2024. Comparatively, for the three and six months ended June 30, 2023, we recorded a loss from our investment in Gaea of $0.3 million and $0.5 million, respectively.

During the three months ended March 31, 2024, we reduced the basis of GAFS to zero and recorded a write off of $2.6 million. We disposed of our investment during the three months ended June 30, 2024.

During the year ended December 31, 2023, GA-TRS received an additional 20,991 shares of Gaea common stock due to the termination of Gaea's management agreement, which increased our ownership. At June 30, 2024, we owned approximately 22.2% of Gaea.

The Company received a liquidating distribution in AS Ajax E LLC in the second quarter of 2024 that reduced its investment to zero.

Loss on Joint Venture Refinancing on Beneficial Interests

During the three and six months ended June 30, 2023, we recorded a $8.8 million and $9.8 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment, respectively. The $8.8 million that was recorded during the three months ended June 30, 2023, was due to various joint ventures redeemed or partially paid down and the underlying loans being re-securitized to form Ajax Mortgage Loan Trusts 2023-B and 2023-C, which closed during the third quarter of 2023. The remaining $1.0 million of the $9.8 million loss on joint venture refinancing on beneficial interests due to other than temporary impairment occurred during the first quarter of 2023. The $1.0 million relates to the partial redemption of our beneficial interests in Ajax Mortgage Loan Trust 2019-H ("2019-H"), which became a realized loss when the transaction closed in February 2023. The 2019-H trust, along with Ajax Mortgage Loan Trusts 2019-E and 2019-G, were re-securitized and the underlying mortgage loans were used to form Ajax Mortgage Loan Trust 2023-A ("2023-A"). Although we retained a proportionate investment in the securities issued by the new joint ventures, the beneficial interests are accounted for as distinct legal securities and the loss recorded represents the mark to market adjustment on the sale of the underlying loans by the old joint ventures to the new joint ventures. Comparatively, no losses were recorded on joint venture refinancing on beneficial interests during the three and six months ended June 30, 2024.

Other Loss/Income

Other loss/income decreased for the three months ended June 30, 2024 by $2.3 million from the three months ended June 30, 2023 primarily due to a loss on sale of mortgage loans during the three months ended June 30, 2023. Comparatively, other loss/income increased for the six months ended June 30, 2024 by $0.2 million from the six months ended June 30, 2023 primarily due to a gain on property held-for-sale during the six months ended June 30, 2024. A breakdown of Other loss/income is provided in the table below ($ in thousands):

Table 4: Other (Loss)/Income

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net gain/(loss) on sale of property held-for-sale	$446	$(18)	$454	$73
Other income	243	516	676	880
Loss on sale of securities	—	—	—	(2,974)
Loss on sale of mortgage loans	(2,533)	—	(2,971)	—
Total Other (loss)/income	$(1,844)	$498	$(1,841)	$(2,021)

Expenses

Total expenses decreased for the three months ended June 30, 2024 from 2023, as a result of the fair value adjustment on the Rithm warrants and the common stock payable. Comparatively, for the six months ended June 30, 2024 and 2023, total expenses increased primarily due to the Strategic Transaction and the termination fee paid to our Former Manager. A breakdown of expenses is provided in the table below ($ in thousands):

Table 5: Expenses

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Other expense	$4,753	$2,211	$7,198	$3,825
Related party expense – management fee	2,173	2,001	19,632	3,829
Related party expense – loan servicing fees	1,324	1,827	3,058	3,687
Professional fees	855	989	1,560	1,923
Fair value adjustment on mark to market liabilities	(4,430)	1,839	(3,077)	3,461
Total expense	$4,675	$8,867	$28,371	$16,725

Other Expense

Other expense increased for the three and six months ended June 30, 2024 over the comparable periods in 2023 primarily due to the amortization on deferred issuance costs for our Credit Agreement and an increase in employee and service provider share grants due to all restricted shares vesting on the transaction date. A breakdown of Other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Amortization on deferred issuance costs for our Credit Agreement	$1,992	$—	$2,735	$—
Employee and service provider share grants	1,156	284	1,409	801
Taxes and regulatory expense	412	191	528	263
Insurance	334	262	578	524
Directors' fees and grants	211	194	428	377
Other expense	192	57	240	112
Software licenses and amortization	137	137	256	243
Borrowing related expenses	132	168	294	298
Real estate operating expense	120	685	516	796
Travel, meals, entertainment	53	183	162	310
Internal audit services	14	50	52	101
Total Other expense	$4,753	$2,211	$7,198	$3,825

Gain on Debt Extinguishment

During the three and six months ended June 30, 2024, there was no gain on debt extinguishment. Comparatively, during the three and six months ended June 30, 2023, we recorded zero and a $47 thousand gain related to the repurchase of $1.0 million aggregate principal of our 2024 Notes.

Equity and Net Book Value per Share

Our net book value per common share was $5.56 and $9.99 at June 30, 2024 and December 31, 2023, respectively. The decrease in book value was primarily due to the year to date net loss attributable to common stockholders of $87.1 million and the dividends on our common stock of $5.6 million and the dilution caused by the issuance of common stock as part of the strategic transaction. We believe our calculation is representative of our book value on a per share basis, and our New Manager believes book value per share is a valuable metric for evaluating our business. The net book value per share is calculated by taking equity at the balance sheet date (i) less preferred stock and non-controlling interest, (ii) adjusted for any addition for potential conversion of our 2024 Notes, divided by outstanding shares at the balance sheet date adjusted to include (i) unvested restricted stock earned but unissued and (ii) any share equivalents for our 2024 Notes or our warrant liability as determined by the dilution requirements for our EPS calculation. A breakdown of our book value per share is set forth in the table below ($ in thousands except per share amounts):

Table 7: Book Value per Common Share

	June 30, 2024	December 31, 2023
Outstanding shares	45,605,549	27,460,161
Adjustments for(1,2):
Settlement of put option in shares(3)	—	—
Total adjusted shares outstanding	45,605,549	27,460,161

Equity at period end(1)	$254,481	$310,895
Adjustment for equity due to preferred shares	—	(34,554)
Net adjustment for equity due to non-controlling interests	(929)	(1,962)
Adjusted equity	$253,552	$274,379
Book value per share	$5.56	$9.99

(1)The conversion of convertible senior notes is not included in the book value calculation as of June 30, 2024 or December 31, 2023 as it has an anti-dilutive effect on our earnings per share calculation.
(2)There were no unvested grants of restricted stock and shares earned but not issued as of June 30, 2024 or December 31, 2023 as the independent director fees will be settled 100% in cash.
(3)The settlement of the put option in shares is not included in the book value calculation as of June 30, 2024 or December 31, 2023 as it has an anti-dilutive effect on our earnings per share calculation.

Mortgage Loan Portfolio

For the three and six months ended June 30, 2024, we purchased no RPLs. Comparatively, for the three and six months ended June 30, 2023, we purchased $13.5 million and $14.1 million of RPLs with UPB of $16.3 million and $17.1 million, respectively, at 48.0% and 48.4% of property value, respectively, and 82.7% and 82.2% of UPB, respectively. We ended the period with $522.8 million of mortgage loans with an aggregate UPB of $562.1 million as of June 30, 2024 and $1.0 billion for both our net mortgage loans and aggregate UPB as of June 30, 2023.

Our loan portfolio activity for the three and six months ended June 30, 2024 and 2023 is presented below ($ in thousands):

Table 8: Loan Portfolio Activity

	Three months ended June 30,
	2024		2023
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$438,698	$368,288	$970,665	$—
Mortgage loans acquired	—	—	13,484	—
Accretion recognized	8,227	—	12,929	—
Payments received on loans, net	(16,768)	(5,467)	(38,489)	—
Net reclassifications (to)/from mortgage loans held-for-sale, net	(16,215)	16,215	—	—
Mark to market on loans held-for-sale	—	(6,488)	—	—
Reclassifications to REO	(26)	—	(178)	—
Sale of mortgage loans	—	(263,680)	—	—
Net change in the allowance for credit losses	—	—	2,866	—
Ending carrying value	$413,916	$108,868	$961,277	$—

	Six months ended June 30,
	2024		2023
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$864,551	$55,718	$989,084	$—
Mortgage loans acquired	—	—	14,088	—
Accretion recognized	20,050	—	26,210	—
Payments received on loans, net	(39,617)	(6,050)	(71,583)	—
Net reclassifications (to)/from mortgage loans held-for-sale, net	(428,029)	428,029	—	—
Mark to market on loans held-for-sale	—	(53,795)	—	—
Reclassifications to REO	(1,696)	(345)	(9)	—
Sale of mortgage loans	—	(314,250)	—	—
Net change in the allowance for credit losses	(1,112)	—	3,487	—
Other	(231)	(439)	—	—
Ending carrying value	$413,916	$108,868	$961,277	$—

Table 9: Portfolio Composition

As of June 30, 2024 and December 31, 2023, our portfolios consisted of the following ($ in thousands):

March 31, 2024(1)		December 31, 2023(2)
No. of Loans	3,179	No. of Loans	5,023
Total UPB(3)	$562,050	Total UPB(3)	$957,175
Interest-Bearing Balance	$512,910	Interest-Bearing Balance	$875,209
Deferred Balance(4)	$49,140	Deferred Balance(4)	$81,966
Market Value of Collateral(5)	$1,365,690	Market Value of Collateral(5)	$2,115,857
Current Purchase Price/Total UPB	80.3%	Current Purchase Price/Total UPB	81.6%
Current Purchase Price/Market Value of Collateral	38.6%	Current Purchase Price/Market Value of Collateral	41.5%
Weighted Average Coupon	4.55%	Weighted Average Coupon	4.51%
Weighted Average LTV(6)	49.7%	Weighted Average LTV(6)	54.2%
Weighted Average Remaining Term (months)	274	Weighted Average Remaining Term (months)	288
No. of first liens	3,138	No. of first liens	4,979
No. of second liens	41	No. of second liens	44
RPLs	96.3%	RPLs	89.3%
NPLs	3.0%	NPLs	10.0%
SBC loans	0.7%	SBC loans	0.7%
No. of REO properties held-for-sale	22	No. of REO properties held-for-sale	20
Market Value of REO(7)	$4,507	Market Value of REO(7)	$4,592
Carrying value of debt securities and beneficial interests in trusts	$295,489	Carrying value of debt securities and beneficial interests in trusts	$310,330

(1)Includes 2,199 loans that were classified from Mortgage loans held-for investment, net to Mortgage loans held-for-sale, net with a total UPB of $436.8 million and a carrying value of $428.0 million.
(2)Includes 262 loans that were classified from Mortgage loans held-for investment, net to Mortgage loans held-for-sale, net with a total UPB of $64.2 million and a carrying value of $64.3 million.
(3)At June 30, 2024 and December 31, 2023, our loan portfolio consists of fixed rate (56.0% of UPB), ARM (7.0% of UPB) and Hybrid ARM (37.0% of UPB); and fixed rate (60.0% of UPB), ARM (6.4% of UPB) and Hybrid ARM (33.6% of UPB), respectively.
(4)Amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(5)As of the reporting date.
(6)UPB as of June 30, 2024 and December 31, 2023, divided by market value of collateral and weighted by the UPB of the loan.
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

Table 10: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of June 30, 2024 and December 31, 2023, respectively ($ in thousands):

Portfolio at June 30, 2024

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	363	1,780	1,036
UPB	$67,255	$368,589	$126,206
Percent of mortgage loan portfolio by year of origination	12.0%	65.5%	22.5%
Loan Attributes:
Weighted average loan age (months)	149.8	209.3	248.8
Weighted average loan-to-value	49.4%	52.4%	42.3%
Delinquency Performance:
Current	58.6%	67.6%	65.0%
30 days delinquent	15.0%	13.3%	13.6%
60 days delinquent	5.6%	6.4%	7.1%
90+ days delinquent	14.7%	10.2%	11.2%
Foreclosure	6.2%	2.5%	3.1%

Portfolio at December 31, 2023

	Years of Origination(1)
	After 2008	2006 – 2008	2005 and prior
Number of loans	578	2,827	1,618
UPB	$123,340	$616,185	$217,650
Percent of mortgage loan portfolio by year of origination	12.9%	64.4%	22.7%
Loan Attributes:
Weighted average loan age (months)	129.5	203.1	242.2
Weighted average loan-to-value	54.5%	57.0%	46.1%
Delinquency Performance:
Current	59.2%	61.1%	61.2%
30 days delinquent	9.1%	11.7%	11.8%
60 days delinquent	5.8%	6.5%	6.8%
90+ days delinquent	15.9%	13.7%	14.5%
Foreclosure	10.0%	7.0%	5.7%

(1)Includes 262 loans that were classified from Mortgage loans held-for investment, net to Mortgage loans held-for-sale, net with a total UPB of $64.2 million and a carrying value of $64.3 million.

Table 11: Loans by State

The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof at June 30, 2024 and December 31, 2023 ($ in thousands):

June 30, 2024						December 31, 2023
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	503	$152,373	27.2%	$383,740	28.1%	CA	678	$216,124	22.6%	$508,854	24.0%
FL	399	65,898	11.7%	181,624	13.3%	FL	792	159,018	16.6%	366,829	17.3%
NY	176	50,226	8.9%	112,619	8.2%	NY	344	101,946	10.7%	209,509	9.9%
NJ	172	35,231	6.3%	74,401	5.4%	NJ	274	60,837	6.4%	115,635	5.5%
MD	136	30,959	5.5%	52,682	3.9%	MD	198	47,391	5.0%	79,587	3.8%
VA	110	21,904	3.9%	46,201	3.4%	VA	171	35,359	3.7%	68,100	3.2%
GA	178	19,512	3.5%	52,817	3.9%	TX	318	31,445	3.3%	85,808	4.1%
IL	120	19,162	3.4%	34,537	2.5%	GA	264	30,719	3.2%	77,210	3.6%
TX	205	18,710	3.3%	56,181	4.1%	IL	182	29,826	3.1%	48,824	2.3%
MA	84	16,541	2.9%	41,736	3.1%	MA	136	27,266	2.8%	64,592	3.1%
Other	1,096	131,534	23.4%	329,152	24.1%	Other	1,666	217,244	22.6%	490,909	23.2%
	3,179	$562,050	100.0%	$1,365,690	100.0%		5,023	$957,175	100.0%	$2,115,857	100.0%

(1)As of the reporting date.

Debt Securities and Trust Certificate Acquisitions

For the six months ended June 30, 2023, we received securities in exchange for our investments in Ajax Mortgage Loan Trust 2019-E, 2019-G and 2019-H for $8.8 million of class A securities with a UPB of $9.6 million and 90.7% of UPB, $1.6 million of class M securities with UPB of $2.1 million and 74.1% of UPB, $2.8 million of class B securities with UPB of $4.1 million and 68.7% of UPB and trust certificates of $3.0 million.

Liquidity and Capital Resources

Source and Uses of Cash

During the six months ended June 30, 2024, our primary sources of cash have consisted of proceeds from loan sales. Historically, our primary sources of cash have also included proceeds from our securities offerings, our secured borrowings, repurchase agreements, principal and interest payments on our loan portfolio, principal paydowns on securities, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include secured borrowings, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities).

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

As of June 30, 2024 and December 31, 2023, substantially all of our invested capital was in RPLs, NPLs, SBC loans, debt securities, and beneficial interests. We also held approximately $72.0 million of cash and cash equivalents, an increase of $19.3 million from our balance of $52.8 million at December 31, 2023. Our average daily cash balance during the quarter was $57.8 million, an increase of $2.6 million from our average daily cash balance of $55.2 million during the three months ended December 31, 2023.

Six Month Operating, Investing and Financing Cash Flows

Our operating cash inflow for the six months ended June 30, 2024 were $8.0 million. Our operating cash outflows for the six months ended June 30, 2023 were $23.6 million. Our primary operating cash inflow is cash interest payments on our mortgage loan pools of $7.8 million and $23.0 million for the six months ended June 30, 2024 and 2023, respectively. Non-cash interest income accretion on our mortgage loans was $2.4 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively. Non-cash interest income on beneficial interests was $1.5 million and $4.1 million during the six months ended June 30, 2024 and 2023, respectively. Interest income on debt securities was $2.7 million and $4.9 million during the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, our investing cash inflows of $383.1 million were driven by the net proceeds from the sales of our mortgage loans of $311.3 million, principal and interest collections on our securities of $39.7 million, principal payments and payoffs of our mortgage loan portfolio of $27.9 million. For the six months ended June 30, 2023, our investing cash inflows of $88.3 million were driven by payoffs of our mortgage loan portfolio of $48.5 million, principal and interest collections on our securities of $39.1 million and proceeds from refinancing and sale of our debt securities of $29.4 million, partially offset by the purchase of securities of $16.3 million and acquisitions of mortgage loans of $14.1 million and the contribution of an additional $0.7 million equity interest in our GAFS affiliate.

Our financing cash flows are driven primarily by funding used to acquire mortgage loan pools and debt securities as well as debt service on our 2024 Notes and 2027 Notes. We fund our mortgage loan pools primarily through secured borrowings and repurchase agreements and we fund our debt securities primarily through repurchase agreements. For the six months ended June 30, 2024, we had net financing cash outflows of $371.9 million primarily driven by the redemption of our 2024 Notes of $103.5 million, repayments of $220.7 million on repurchase transactions, pay downs of secured borrowings of $136.2 million, partially offset by additional borrowing through repurchase transactions of $91.5 million. For the six months ended June 30, 2023, we had net financing cash outflows of $72.2 million primarily driven by repayments of $56.8 million on repurchase transactions and pay downs of existing debt obligations of $29.6 million on secured borrowings, partially offset by additional borrowing through repurchase transactions of $24.1 million. For the six months ended June 30, 2024 and 2023, we paid $6.8 million and $11.7 million, respectively, in combined dividends and distributions.

Financing Activities — Equity Offerings

On February 28, 2020, our Board of Directors approved a stock repurchase of up to $25.0 million of our common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. As of June 30, 2024 and 2023, we held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of our shares previously held by our Former Manager, 361,912 shares received through our Former Servicer and 525,039 shares acquired through open market purchases.

On June 11, 2024 we entered into a termination and release agreement with the Former Manager and issued 3,174,645 shares of common stock to our Former Manager in connection with the termination for an exercise price of $5.36 per share. In connection with the execution of our new Management Agreement, we issued 2,874,744 shares of common stock to Rithm at a purchase price of $4.87 per share, for aggregate proceeds of approximately $14.0 million.

During the six months ended June 30, 2024, we exchanged the remaining 424,949 shares of our outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of our outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for newly issued shares of our common stock. A total of the 12,046,218 common shares were issued pursuant to the exchange with 9,464,524 shares of common stock exchanged during the quarter ended March 31, 2024 and 2,581,694 shares of common stock exchanged subsequent to the approval of the Company's shareholders on May 20, 2024. No preferred stock or warrants were exchanged during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2024, we did not sell any shares of common stock under our At the Market program. Comparatively, during the three and six months ended June 30, 2023, we sold 94,012 and 439,590 shares, respectively, of common stock for proceeds, net of issuance costs of $0.5 million and $3.0 million, respectively, under our At the Market program, which we sell, through our agents, shares of common stock with an aggregate offering price of up to $100.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

Financing Activities — Secured Borrowings, 2024 Notes and 2027 Notes

Secured Borrowings

We generally finance our business through secured borrowings. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have no non-rated secured borrowing outstanding at June 30, 2024.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allows us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at June 30, 2024.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at June 30, 2024 at their respective cutoff dates:

Table 12: Secured Borrowings

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

2024 Notes (Convertible Senior Notes)

During 2017 and 2018, we completed the public offer and sale of our 2024 Notes, in three separate offerings which form a single series of fungible securities. At June 30, 2024 and December 31, 2023, the UPB of the debt was zero and $103.5 million, respectively. The 2024 Notes had an interest rate of 7.25% per annum and were payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes matured on April 30, 2024. We redeemed the notes in full on April 30, 2024 for an aggregate amount of $103.5 million and 15 days of accrued interest.

2027 Notes (Unsecured Notes)

During August 2022, our Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Guarantors.

On June 30, 2024, we received notification that the 2027 Notes were downgraded from BBB- to BB+. Under the terms of the indenture governing the 2027 Notes, the downgrade results in a 100 basis point increase in the interest rate from 8.875% to 9.875% beginning on September 1, 2024.

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

The following table presents summarized financial information for the Guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Table 13: Summary of Issuer and Guarantor Financial Statements

	June 30, 2024	December 31, 2023
Total assets	$329,048	$382,962

Borrowings under repurchase transactions	122,713	158,741
Convertible senior notes and notes payable, net	107,216	210,360
Other liabilities	58,094	44,931
Total liabilities	288,023	414,032

Total equity (deficit)	41,025	(31,070)
Total liabilities and equity	$329,048	$382,962

Six months ended
June 30, 2024
Total loss on revenue, net	$(10,627)

Management fees and loan servicing fees	18,949
Other expenses	5,052
Consolidated loss attributable to the Company	(34,628)
Less: dividends on preferred stock	341
Consolidated net loss attributable to common stockholders	$(34,969)

Repurchase Transactions

We have two repurchase facilities whereby we, through two wholly-owned Delaware trusts (the “Trusts”), acquire pools of mortgage loans, which are then sold by the Trusts, as “Seller” to two separate counterparties, the “buyer” or “buyers.” One facility has a ceiling of $150.0 million and the other $400.0 million at any one time. Upon the time of the initial sale to the buyer, each Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month SOFR, which are fixed for the term of the borrowing. The purchase price that the Trust realizes upon the initial sale of the mortgage loans to the buyer can vary between 75% and 90% of the asset’s acquisition price, depending upon the facility being utilized and/or the quality of the underlying collateral. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership. The difference between the market value of the asset and the amount of the repurchase agreement is generally the amount of equity we have in the position and is intended to provide the buyer with some protection against fluctuations in the value of the collateral, and/or a failure by us to repurchase the asset and repay the borrowing at maturity. We also have four repurchase facilities, as of June 30, 2024, substantially similar to the mortgage loan repurchase facilities where the pledged assets are bonds retained from our securitization transactions. These facilities have no effective ceilings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time. We have effective control over the assets subject to all of these transactions; therefore, our repurchase transactions are accounted for as financing arrangements.

A summary of our outstanding repurchase transactions at June 30, 2024 and December 31, 2023 is as follows ($ in thousands):

Table 14: Repurchase Transactions by Maturity Date

	June 30, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$85,724	$121,941	6.45%
A Bonds	July 26, 2024	35,855	46,748	6.21%
	September 20, 2024	28,158	39,663	6.40%
	November 1, 2024	5,786	7,424	6.56%
B Bonds	September 20, 2024	10,155	18,541	6.85%
	November 1, 2024	4,078	6,232	7.58%
M Bonds	July 26, 2024	479	878	6.55%
	September 20, 2024	932	1,943	6.65%
	November 1, 2024	281	512	6.93%
Nomura - bonds(1)		$79,085	$61,255	6.71%
A Bonds	September 27, 2024	22,613	34,200	6.88%
B Bonds	July 5, 2024	27,238	88	6.60%
	September 27, 2024	7,180	13,224	6.88%
M Bonds	September 27, 2024	22,054	13,743	6.59%
Nomura - loans(2)	October 5, 2024	$76,336	$114,131	7.79%
JP Morgan - loans(3)	July 10, 2024	$5,352	$8,229	8.38%
Totals/weighted averages		$246,497	$305,556	6.99%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of June 30, 2024.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of June 30, 2024 was $400.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of June 30, 2024 was $150.0 million.

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

As of June 30, 2024, we had $246.5 million outstanding under our repurchase transactions compared to $375.7 million as of December 31, 2023. The maximum month-end balance outstanding during the three months ended June 30, 2024 was $408.9 million, compared to a maximum month-end balance for the three months ended December 31, 2023, of $392.0 million. The following table presents certain details of our repurchase transactions for the three months ended June 30, 2024 and December 31, 2023 ($ in thousands):

Table 15: Repurchase Balances

	Three months ended
	June 30, 2024	December 31, 2023
Balance at the end of period	$246,497	$375,745
Maximum outstanding balance during the quarter	$408,934	$392,024
Average balance	$304,117	$378,426

The decrease in our average balance from $378.4 million for the three months ended December 31, 2023 to our average balance of $304.1 million for the three months ended June 30, 2024 is a result of paydowns and asset sales.

As of June 30, 2024 and December 31, 2023, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, warrant liability, 2024 Notes (as of December 31, 2023) and 2027 Notes.

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

On July 23, 2024, our Board of Directors declared a dividend of $0.06 per share, to be paid on August 30, 2024 to stockholders of record as of August 15, 2024.

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

A summary of our investments in debt securities AFS and HTM issued by joint ventures is presented below ($ in thousands):

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%		$9,753	$4,245	(4)
	Class B notes due 2061	$18,170	3.72%		31.90%		$5,796	$5,796	(4)

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		6.94%		$13,288	$6,343	(4)
	Class B notes due 2060	$25,529	4.00%		20.00%		$5,106	$5,106	(4)

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(2)	10.01%		$43,119	$30,482	(4)
	Class M notes due 2060	$19,415	2.94%		10.01%		$1,943	$1,943	(4)
	Class B-1 and B-2 notes due 2060	$38,313	3.73%		10.01%		$3,835	$3,835	(4)
	Class B-3 notes due 2060	$29,253	3.73%		19.57%		$5,725	$5,726	(4)

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		5.01%		$23,852	$9,182	(4)
	Class B notes due 2061	$49,463	3.75%		12.60%		$6,232	$6,232	(4)

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		7.26%		$23,056	$13,260	(4)
	Class B notes due 2061	$32,995	3.75%		20.00%		$6,599	$6,413	(4)

2021-NPL 1/ November 2021	Class B notes due 2051	$23,088	4.63%		16.33%		$3,771	$3,771

Ajax Mortgage Loan Trust 2022-A/ April 2022	Class A notes due 2061	$154,921	3.47%	(2)	6.24%	(3)	$9,664	$7,312

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
	Class M notes due 2061	$21,762	3.00%		23.28%		$5,066	$5,066

Ajax Mortgage Loan Trust 2022-B/ June 2022	Class A notes due 2062	$169,924	3.47%	(2)	5.70%	(3)	$9,692	$7,425
	Class M notes due 2062	$17,776	3.00%		17.18%		$3,054	$3,054

2022-RPL 1/ October 2022	Class B notes due 2028	$29,364	4.25%		17.50%		$5,139	$5,139

Ajax Mortgage Loan Trust 2023-A/ February 2023	Class A notes due 2062	$163,741	3.46%	(2)	5.89%	(3)	$9,644	$8,378
	Class M notes due 2062	$10,561	2.50%		20.00%		$2,112	$2,112
	Class B notes due 2062	$20,506	2.50%		20.00%		$4,101	$4,101

Ajax Mortgage Loan Trust 2023-B/ July 2023	Class A notes due 2062	$91,312	4.25%		20.00%		$18,262	$14,598
	Class B notes due 2062	$8,522	4.25%		20.00%		$1,704	$1,704

Ajax Mortgage Loan Trust 2023-C/ July 2023	Class A notes due 2063	$147,386	3.45%	(2)	20.00%	(3)	$29,477	$26,813
	Class M notes due 2063	$25,650	2.50%		20.00%		$5,130	$5,130

(1)Ajax Mortgage Loan Trust 2021-E was formed on July 19, 2021 which was subsequent to completing Ajax Mortgage Loan Trust 2021-F and 2021-G. The trust made an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)Weighted average of Class A notes.
(3)Weighted average ownership of Class A notes.
(4)Total principal includes 5.01% EU risk retention component classified as investments in securities HTM on our consolidated balance sheets.

A summary of our investments in beneficial interests issued by joint ventures is presented below ($ in thousands):

		Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-B/ June 2018	$28,447	20.00%	$5,689	$2,122

Ajax Mortgage Loan Trust 2018-F/ December 2018	$43,201	20.00%	$8,640	$3,641

		Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2019-E/ September 2019	$43,464	20.00%	$8,693		$2,270

Ajax Mortgage Loan Trust 2020-A/ March 2020	$59,852	20.00%	$11,970		$5,072

Ajax Mortgage Loan Trust 2020-C/ September 2020	$73,964	10.01%	$7,404		$1,098

Ajax Mortgage Loan Trust 2020-D/ September 2020	$79,373	10.01%	$7,945		$1,638

Ajax Mortgage Loan Trust 2021-C/ April 2021	$46,722	31.90%	$14,904		$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	$38,293	20.00%	$7,659		$7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	$518,357	19.57%	$101,471	(2)	$579

Ajax Mortgage Loan Trust 2021-F/ June 2021	$92,743	12.60%	$11,686		$11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	$61,864	20.00%	$12,373		$11,630

2021-NPL 1/ November 2021	$52,773	16.33%	$8,620		$8,575

Ajax Mortgage Loan Trust 2022-A/ April 2022(3)	$38,784	23.28%	$9,029		$8,422

Ajax Mortgage Loan Trust 2022-B/ June 2022(4)	$33,125	17.18%	$5,691		$5,245

2022-RPL 1/ October 2022	$55,326	17.50%	$9,682		$9,163

Ajax Mortgage Loan Trust 2023-A/ February 2023	$10,254	20.00%	$2,051		$1,918

Ajax Mortgage Loan Trust 2023-B/ July 2023	$29,274	20.00%	$5,855		$5,188

Ajax Mortgage Loan Trust 2023-C/ July 2023	$30,537	20.00%	$6,107		$5,922

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

Contractual Obligations

Our contractual obligations include obligations under repurchase agreements, our 2024 Notes, our 2027 Notes, and accrued interest on these obligations.

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At June 30, 2024 and December 31, 2023, our repurchase obligations totaled $246.5 million and $375.7 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above.)

Our 2024 Notes had outstanding principal balances of zero and $103.5 million at June 30, 2024 and December 31, 2023, respectively. On April 30, 2024, we repaid our 2024 Notes at maturity.

Our 2027 Notes had an outstanding principal balance of $110.0 million at both June 30, 2024 and December 31, 2023. The 2027 Notes will mature on September 1, 2027.

Our accrued interest expense associated with our repurchase obligations at June 30, 2024 and December 31, 2023, was $0.4 million and $2.3 million, respectively. Our interest expense expected to be paid on our 2024 Notes at June 30, 2024 and December 31, 2023, was zero and $4.1 million, respectively. Our interest expense expected to be paid on our 2027 Notes at June 30, 2024 and December 31, 2023, was $34.2 million and $39.1 million, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of a financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest and we concurrently receive back our pledged collateral from the lender. Interest expense on our 2024 Notes was paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Interest expense on our 2027 Notes is payable semi-annually on March 1 and September 1, with the first payment due and payable on March 1, 2023.

Our secured borrowings are not included under our contractual obligations as such borrowings are non-recourse to us and principal and interest are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Subsequent Events

On July 23, 2024, our board declared a cash dividend of $0.06 per common share to be paid on August 30, 2024, to stockholders of record as of August 15, 2024.

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

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of the mortgage loans we own as well as the mortgage loans underlying our retained MBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Changes in prepayment rates will have varying effects on the different types of assets in our portfolio. We attempt to take these effects into account. We have historically purchased RPLs and NPLs at discounts from UPB and underlying property values. An increase in prepayments would accelerate the repayment of the discount and lead to increased yield on our assets while also causing re-investment risk that we can find additional assets with the same interest and return levels. A decrease in prepayments would likely have the opposite effects. We currently expect the pace of loan prepayments to slow due to rising interest rates.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to our company and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Principal Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Risks Related to the Rithm Transaction

We depend on a manager to run our business. If Rithm is unable to conduct our investment activities properly, there could be a material adverse effect on our business.

All of our investment activities are conducted by the New Manager. The New Manager has great latitude in determining the types of assets that are appropriate investments for us, as well as the individual investment decisions. Thus, our success will depend on our relationship with, and the performance of the New Manager. Should the New Manager fail to allocate sufficient resources or select appropriate investments, we may be unable to achieve our objectives. Further, if the New Manager or Rithm are unable to retain its key personnel, it may be difficult for the New Manager to manage our business. Changing our manager from the Former Manager to the New Manager could have a material adverse effect on our business, financial condition and results of operations.

Commercial real estate-related investments that are secured by commercial real property are subject to delinquency, foreclosure and loss, which could result in losses.

Following the consummation of the Rithm Transaction, under Rithm’s management, we have started to shift its strategic direction to include investing in mortgages, subordinated debt, preferred and other investments in commercial real estate. Commercial real estate debt instruments (e.g., mortgages and mezzanine loans) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are arguably greater than similar risks associated with a pool of loans secured by single-family residential properties. The ability of a borrower to repay a loan secured by an income-producing property is typically primarily dependent upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.

Net operating income of an income producing property can be affected by, among other things: customer mix, success of customer businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial adverse effect on our anticipated return on the foreclosed mortgage loan. In addition, if we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters. Moreover, in the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any realized deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow and limit amounts available for distribution to our stockholders.

In addition, we may be exposed to the risk of judicial proceedings with borrowers and other entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.

We invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

Following the consummation of the Rithm Transaction, under Rithm’s management, we invest in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are not fully amortizing, meaning that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property and the financial circumstances of the borrower. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.

Investments in commercial real estate companies are subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

Following the consummation of the Rithm Transaction, we may invest a portion of its assets in preferred and/or debt securities of commercial real estate operating or finance companies. These investments involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, business and prospects. In particular, such debt securities are often non-collateralized and may also be subordinated to its other obligations. These investments also subject us to the risks inherent with real estate-related investments, including:

• risks of delinquency and foreclosure, and risks of loss in the event thereof;
• the dependence upon the successful operation of, and net income from, real property;
• risks generally incident to interests in real property; and
• risks specific to the type and use of a particular property.

These risks may adversely affect the value of our investments in commercial real estate operating and finance companies and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.

There are certain risks associated with the servicers of commercial real estate loans.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.

There are certain risks associated with an investment in CMBS.

CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a CMBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the CMBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.

Additionally, the real estate loans backing the CMBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the CMBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

Rithm’s failure to appropriately manage or address conflicts of interest could damage its and our reputation and adversely affect our business, financial condition and results of operations.

Rithm confronts actual or potential conflicts of interest relating to its investment activities and the investment activities of investment funds or accounts managed by Rithm and its affiliates ("Affiliated Funds"), including the Company. Rithm operates as a real estate investment trust with a broad investment mandate covering real estate related securities and other investments. Accordingly, Rithm and certain of its Affiliated Funds, including the Company, have overlapping investment objectives. Actual or potential conflicts may arise with respect to Rithm’s decisions regarding how to allocate investment opportunities among Rithm, its Affiliated Funds, including the Company, and other operating companies. For example, Rithm may allocate an investment opportunity that is appropriate for Rithm, Affiliate Funds, in a manner that excludes one or more Affiliated Funds, including the Company, or results in a disproportionate allocation based on factors or criteria that Rithm determines, such as sourcing of the transaction, the specific nature of the investment or size and type of the investment, among other factors. Additionally, a decision by Rithm to acquire material non-public information about a company while pursuing an investment opportunity for itself, an operating company, or a particular Affiliated Fund gives rise to a potential conflict of interest when it results in Rithm having to restrict the ability of other Affiliated Funds, including the Company, or various operating companies and affiliates to buy or sell securities in the public markets. There may be perceived conflicts of interest regarding investment decisions.

In addition, the challenge of allocating investment opportunities to certain Affiliated Funds, including the Company, may be exacerbated as Rithm expands its business to include more lines of business. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. In addition, the perception of non-compliance with such requirements or policies could harm Rithm’s and our reputation with fund investors and our respective stockholders.

To the extent that the Company co-invests in the same investment opportunity with Rithm, Affiliated Funds or operating companies, Rithm confronts actual or potential conflicts of interest in relation to investment decisions in respect of such co-investment opportunity. A co-investment will be made on the basis of multiple factors, including, without limitation, an assessment of the appropriate amount of risk for the Company and other participating affiliated co-investors to bear. Risk assessment is an inherently subjective determination and Rithm and RCM GA will not follow a pre-established formula to determine appropriate risk for each affiliated investor, including the Company, in a co-investment. Additional conflicts of interest may exist in relation to when to exit or liquidate a particular co-investment (which may be inherently illiquid), and RCM GA may not cause the Company to exit or liquidate the co-investment at the time which best aligns with the Company’s risk or liquidity profile. In addition, in a particular co-investment opportunity, there may be additional fees and expenses charged by parties originating or servicing the investment opportunity, including operating companies.

Rithm’s affiliates or portfolio companies may be service providers or counterparties to its funds or portfolio companies or the Company and receive fees or other compensation for services that are not shared with the Company. In such instances, Rithm may be incentivized to cause its funds or portfolio companies to purchase such services from its affiliates or portfolio companies rather than an unaffiliated service provider despite the fact that a third-party service provider could potentially provide higher quality services or offer them at a lower cost.

It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. While Rithm believes we have appropriate policies and procedures in place to manage conflicts of interest, this process is complex and difficult and our reputation could be damaged if Rithm fails, or appears to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect Great Ajax’s business, financial condition or results of operations in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with Great Ajax.

We have conflicts of interest with the New Manager and the Servicer, and certain members of our Board of Directors, as well as our management team, have, or could have in the future have, conflicts of interest due to their respective relationships with these entities, and such conflicts could be resolved in a manner adverse to us.

The New Manager currently manages our business, investment activities and affairs pursuant to the Management Agreement. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead the New Manager to place undue emphasis on Earnings Available for Distribution (as defined in the Management Agreement) at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio. As an externally managed REIT, we are entirely managed by the New Manager, which negotiates all our agreements and deals with all our contractual counterparties on our behalf. For example, the New Manager acts for us in connection with the Servicing Agreements, including monitoring the performance of the Servicer under the Servicing Agreements and exercising any available rights or remedies on our behalf. The New Manager and the Servicer are affiliates.

The Servicing Agreements were also not negotiated at arm’s length and could contain terms that are less favorable to us than similar agreements negotiated with unaffiliated third parties. In addition, the Servicer is generally not prohibited from providing similar services to other owners of mortgage loans and real estate assets, including other affiliates of Rithm.

RCM GA has registered under the Investment Advisers Act and is subject to regulation under that Act.

Upon its registration as an investment adviser under the Investment Advisers Act, RCM GA became subject to various requirements under the Investment Advisers Act such as fiduciary duties to clients, anti-fraud provisions, substantive prohibitions and requirements, contractual and record-keeping requirements and administrative oversight by the SEC (primarily by inspection). In addition, upon registration as an investment adviser under the Investment Advisers Act, it must continually address potential conflicts between its interests and those of its clients. Although Rithm has established certain policies and procedures designed to mitigate conflicts of interest, there can be no assurance that these policies and procedures will be effective in doing so. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. If RCM GA or its applicable affiliates are deemed to be out of compliance with any such rules and regulations, they may be subject to civil liability, criminal liability and/or regulatory sanctions.

Risks Related to Our Business

We expect to continue to incur increasing and significant consolidated net losses from our mortgage asset holdings.

For the quarter ended June 30, 2024, we incurred a net loss attributable to common stockholders of $12.7 million compared to a net loss attributable to common stockholders of $12.0 million for the quarter ended June 30, 2023. We expect to continue to incur significant operating losses for the foreseeable future given the current market conditions for our mortgage asset holdings. In particular, higher interest rates have had, and are expected to continue to have, significant negative effects on our loan assets. The interrelationships between various rates and interest rate volatility have had, and are expected to continue to have, negative effects on our earnings because it has extended duration. This has resulted in, and is expected to continue to result in, significant decreases in the fair market value of performing loans. Mortgage related assets may become more illiquid during periods of interest rate volatility. As a result, we also may encounter difficulties refinancing our securitizations and it increases the costs of our repurchase facility financings. Higher interest rates also generally increase our financing costs as we seek to renew or replace borrowing facilities.

Risks Related to Our Common Stock

Our share price has been and may continue to be volatile.

The market price of our shares has been extremely volatile. From January 1, 2024 through July 30, 2024, the trading price of our common stock has been as low as $3.15 per share and as high as $5.89 per share. The market price variation of our shares may not necessarily bear any relationship to our book value, asset values, operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for our shares in the future. The trading price of our shares may remain volatile and it may be difficult to sell shares at a stable price as a result.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Termination and Release Agreement, dated June 11, 2024, by and among the Company, Great Ajax Operating Partnership L.P. and Thetis Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2024).

10.2†
Management Agreement, dated June 11, 2024, by and among the Company, Great Ajax Operating Partnership L.P. and RCM GA Manager LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 11, 2024).

10.3*	Amendment No. 1 to the 2016 Equity Incentive Plan, amended as of May 20, 2024.
10.4*	Servicing Transfer Agreement, dated May 10, 2024, by and among Gregory Funding LLC and NewRez LLC.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AJAX CORP.

Date: August 2, 2024	By:	/s/ Michael Nierenberg
Michael Nierenberg
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2024	By:	/s/ Mary Doyle
Mary Doyle
Principal Financial Officer (Principal Financial and Accounting Officer)