Form 10-Q
period 2024-09-30
Great Ajax Corp.
filed 2024-11-01
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

As of October 30, 2024, 45,420,752 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION

i

PART I. FINANCIAL INFORMATION
Item 1.    Consolidated Interim Financial Statements

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	September 30, 2024	December 31, 2023
Assets:	(Unaudited)
Cash and cash equivalents	$84,016	$52,834
Mortgage loans held-for-sale, net	31,315	55,718
Mortgage loans held-for-investment, net(1)	403,056	864,551
Investments in securities available-for-sale, at fair value	166,650	131,558
Investments in securities held-to-maturity	47,144	59,691
Investment in equity securities, at fair value	21,918	—
Investments in beneficial interests, net (2)	88,996	104,162
Other assets	15,056	67,777
Total Assets	$858,151	$1,336,291
Liabilities and Equity
Liabilities:
Secured borrowings, net(1)	266,776	411,212
Borrowings under repurchase transactions	231,464	375,745
Convertible senior notes	—	103,516
Notes payable, net	107,432	106,844
Warrant liability	—	16,644
Accrued expenses and other liabilities	5,386	11,435
Total Liabilities	611,058	1,025,396
Commitments and Contingencies – see Note 8
Equity:
Preferred stock $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, zero shares issued and outstanding at September 30, 2024 and 424,949 shares issued and outstanding at December 31, 2023	—	9,411
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, zero shares issued and outstanding at September 30, 2024 and 1,135,590 shares issued and outstanding at December 31, 2023	—	25,143
Common stock $0.01 par value, 125,000,000 shares authorized, 44,978,969 shares issued and outstanding at September 30, 2024 and 27,460,161 shares issued and outstanding at December 31, 2023	466	285
Additional paid-in capital	423,623	352,060
Treasury stock	(11,594)	(9,557)
Retained deficit	(158,126)	(54,382)
Accumulated other comprehensive loss	(8,279)	(14,027)
Equity attributable to stockholders	246,090	308,933
Non-controlling interests	1,003	1,962
Total Equity	247,093	310,895
Total Liabilities and Equity	$858,151	$1,336,291

(1)Mortgage loans held-for-investment, net includes $400.6 million and $628.6 million of loans at September 30, 2024 and December 31, 2023, respectively, transferred to securitization trusts. These loans can only be used to settle obligations of the trusts. Secured borrowings consist of notes issued by the trusts that can only be settled with the assets and cash flows of the specific trust. The creditors do not have recourse to the Company. See Note 9 — Debt. Mortgage loans held-for-investment, net are net of an allowance of zero and $3.4 million at September 30, 2024 and December 31, 2023, respectively.
(2)Investments in beneficial interest, net of an allowance of $9.1 million and $6.9 million at September 30, 2024 and December 31, 2023, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
($ in thousands except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Interest income	$12,348	$17,879	$40,001	$54,675
Interest expense	(8,660)	(14,838)	(34,333)	(44,802)
Net interest income	3,688	3,041	5,668	9,873
Net change in the allowance for credit losses	(857)	(330)	(5,087)	3,157
Net interest income after the net change in the allowance for credit losses	2,831	2,711	581	13,030
Loss from investments in affiliates	(624)	(628)	(1,077)	(991)
Loss on joint venture refinancing on beneficial interests	—	(1,215)	—	(11,024)
Mark to market loss on mortgage loans held-for-sale, net	(1,712)	—	(55,507)	—
Other (loss)/income	(3,278)	185	(5,119)	(1,836)
Total (loss)/revenue, net	(2,783)	1,053	(61,122)	(821)
Expenses:
Related party loan servicing fee	593	1,809	3,651	5,496
Related party management fee	2,235	1,940	21,866	5,769
Professional fees	1,083	611	2,643	2,534
Fair value adjustment on mark to market liabilities	—	540	(3,077)	4,001
Other expense	1,286	1,754	8,483	5,579
Total expense	5,197	6,654	33,566	23,379
Loss/(gain) on debt extinguishment	—	16	—	(31)
Loss before provision for income taxes	(7,980)	(5,617)	(94,688)	(24,169)
(Benefit)/provision for income taxes	(23)	(100)	119	174
Net loss	(7,957)	(5,517)	(94,807)	(24,343)
Less: net income/(loss) attributable to the non-controlling interest	72	25	(60)	79
Net loss attributable to the Company	(8,029)	(5,542)	(94,747)	(24,422)
Less: dividends on preferred stock	—	547	341	1,642
Net loss attributable to common stockholders	$(8,029)	$(6,089)	$(95,088)	$(26,064)

Net loss per share of common stock:
Basic	$(0.18)	$(0.25)	$(2.46)	$(1.10)
Diluted	$(0.18)	$(0.25)	$(2.46)	$(1.10)
Weighted average number of shares of common stock outstanding:
Basic	45,327,254	24,001,702	38,482,055	23,395,727
Diluted	45,327,254	24,244,147	38,482,055	23,688,918

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss attributable to common stockholders	$(8,029)	$(6,089)	$(95,088)	$(26,064)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	4,846	810	3,413	3,757
Amortization of unrealized gain on debt securities available-for-sale transferred to held-to-maturity	770	987	2,335	4,159
Income tax expense related to items of other comprehensive income	—	—	—	—
Comprehensive loss	$(2,413)	$(4,292)	$(89,340)	$(18,148)

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
($ in thousands)	September 30, 2024	September 30, 2023
Cash Flows From Operating Activities
Net loss	$(94,807)	$(24,343)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based management termination fee and compensation expense	16,965	1,268
Mark to market on mortgage loans held-for-sale, net	55,507	—
Mark to market adjustment on securities carried at fair value	(934)	—
Discount accretion on mortgage loans	(2,708)	(5,163)
Interest and discount accretion on investment in debt securities	(5,366)	(7,240)
Discount accretion on investment in beneficial interests	(3,837)	(5,979)
Loss on sale of mortgage loans	4,534	—
Gain on debt extinguishment	—	(31)
Gain on sale of real estate owned properties	(503)	(147)
Loss on sale of securities	2,372	3,347
Impairment of real estate owned	521	1,045
Credit loss expense on mortgage loans and beneficial interests	910	190
Net increase/(decrease) in the net present value of expected credit losses	4,230	(3,157)
Loss on loans and joint venture refinancing on beneficial interests	—	11,024
Amortization of debt discount and prepaid financing costs	5,019	2,151
Undistributed loss from investment in affiliates	3,590	265
Fair value adjustment on put option liability and warrants	(3,077)	4,001
Net change in operating assets and liabilities
Prepaid expenses and other assets	26,332	(9,877)
Accrued expenses, management fee payable, and other liabilities	(6,031)	(1,734)
Net cash from operating activities	2,717	(34,380)
Cash Flows From Investing Activities
Purchase of mortgage loans and related balances	—	(14,401)
Principal paydowns on mortgage loans	40,629	71,187
Proceeds from sale of mortgage loans	384,056	—
Proceeds from refinancing and sale of securities available-for-sale and beneficial interests	57,802	61,689
Purchase of securities available-for-sale and beneficial interests	(101,662)	(74,274)
Principal and interest collection on debt securities available-for-sale and beneficial interests	35,442	74,212
Principal and interest collection on debt securities held-to-maturity	10,070	27,065
Proceeds from sale of property held-for-sale	1,572	2,743
Distribution from affiliates	408	763
Net cash from investing activities	428,317	148,984
Cash Flows From Financing Activities
Net change in repurchase transactions	(144,281)	(53,846)
Repayments on secured borrowings	(146,075)	(43,756)
Repurchase of the Company's senior convertible notes	—	(952)
Redemption of senior convertible notes	(103,516)	—

The accompanying notes are an integral part of the consolidated interim financial statements.

Payment of prepaid financing costs on notes payable	—	(55)
Payment of transaction costs	(10,426)	—
Sale of common stock, net of offering costs	14,000	17,181
Distribution to non-controlling interests	(900)	(100)
Dividends paid on common stock and preferred stock	(8,654)	(17,011)
Net cash from financing activities	(399,852)	(98,539)
Net Change in Cash and Cash Equivalents	31,182	16,065
Cash and Cash Equivalents, Beginning of Period	52,834	47,845
Cash and Cash Equivalents, End of Period	$84,016	$63,910

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$29,893	$43,016
Cash paid for income taxes	97	444
Supplemental Disclosure of Noncash Investing and Financing Activities
Net transfer of loans from mortgage held-for-investment, net to mortgage loans held-for-sale, net	$428,029	$—
Preferred stock and warrants redeemed for common stock	58,031	—
Conversion of 2020 Warrants for common shares	18,677	—
Common stock settled for management fee and compensation expense	16,965	1,268
Issuance of Rithm Warrants	2,734	—
Net transfer of loans to property held-for-sale	2,041	1,348
Amortization of unrealized loss on debt securities transferred to held-to-maturity	2,335	4,159
Other non-cash loan charges	671	—
Transfer of debt securities from investments in securities available-for-sale to investments in securities held-to-maturity	—	83,052
Other non-cash beneficial interest charges	—	504
Treasury stock received through distributions from investment in Former Manager	2,037	25
Unrealized gain on available-for-sale securities	3,413	3,757

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interest	Total equity
Balance at January 1, 2023	424,949	$9,411	1,135,590	$25,143	23,130,956	$241	$(9,532)	$322,439	$13,275	$(25,649)	$335,328	$2,137	$337,465
Net loss	—	—	—	—	—	—	—	—	(7,394)	—	(7,394)	30	(7,364)
Sale of shares	—	—	—	—	345,578	4	—	2,423	—	—	2,427	—	2,427
Stock-based compensation expense	—	—	—	—	32,912	—	—	600	—	—	600	—	600
Dividends declared ($0.25 per share) and distributions	—	—	—	—	—	—	—	—	(6,425)	—	(6,425)	(34)	(6,459)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	2,033	2,033	—	2,033
Other comprehensive income	—	—	—	—	—	—	—	—	—	3,853	3,853	—	3,853
Balance at March 31, 2023	424,949	$9,411	1,135,590	$25,143	23,509,446	$245	$(9,532)	$325,462	$(544)	$(19,763)	$330,422	$2,133	$332,555
Net loss	—	—	—	—	—	—	—	—	(11,486)	—	(11,486)	24	(11,462)
Sale of shares	—	—	—	—	94,012	1	—	526	—	—	527	—	527
Stock-based compensation expense	—	—	—	—	28,395	1	—	291	—	—	292	—	292
Dividends declared ($0.20 per share) and distributions	—	—	—	—	—	—	—	—	(5,252)	—	(5,252)	(28)	(5,280)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interest	Total equity
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	1,139	1,139	—	1,139
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(906)	(906)	—	(906)
Treasury stock	—	—	—	—	(4,176)	—	(25)	—	—	—	(25)	—	(25)
Balance at June 30, 2023	424,949	$9,411	1,135,590	$25,143	23,627,677	$247	$(9,557)	$326,279	$(17,282)	$(19,530)	$314,711	$2,129	$316,840
Net loss	—	—	—	—	—	—	—	—	(5,542)	—	(5,542)	25	(5,517)
Sale of shares	—	—	—	—	2,182,152	21	—	14,206	—	—	14,227	—	14,227
Stock-based compensation expense	—	—	—	—	(1,148)	—	—	376	—	—	376	—	376
Dividends declared $0.20 per share) and distributions	—	—	—	—	—	—	—	—	(5,334)	—	(5,334)	(38)	(5,372)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	987	987	—	987
Other comprehensive income	—	—	—	—	—	—	—	—	—	810	810	—	810
Balance at Balance at September 30, 2023	424,949	$9,411	1,135,590	$25,143	25,808,681	$268	$(9,557)	$340,861	$(28,158)	$(17,733)	$320,235	$2,116	$322,351

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)		Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interest	Total equity
Balance at January 1, 2024		424,949	$9,411	1,135,590	$25,143	27,460,161	$285	$(9,557)	$352,060	$(54,382)	$(14,027)	$308,933	$1,962	$310,895
Net loss	—	—	—	—	—	—	—	—	—	(73,978)	—	(73,978)	(14)	(73,992)
Exchange of preferred shares and warrants	—	(424,949)	(9,411)	(1,135,590)	(25,143)	9,464,524	95	—	40,895	(341)	—	6,095	—	6,095
Stock-based management termination fee expense	—	—	—	—	—	—	—	—	15,506	—	—	15,506	—	15,506
Stock-based compensation expense		—	—	—	—	67,334	—	—	271	—	—	271	—	271
Dividends declared ($0.10 per share) and distributions		—	—	—	—	—	—	—	—	(3,699)	—	(3,699)	(9)	(3,708)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity		—	—	—	—	—	—	—	—	—	795	795	—	795
Other comprehensive income		—	—	—	—	—	—	—	—	—	374	374	—	374
Balance at March 31, 2024		—	$—	—	$—	36,992,019	$380	$(9,557)	$408,732	$(132,400)	$(12,858)	$254,297	$1,939	$256,236
Net loss		—	—	—	—	—	—	—	—	(12,742)	—	(12,742)	(119)	(12,861)
Sale of shares		—	—	—	—	2,874,744	29		14,000	—	—	14,029	—	14,029
Exchange of preferred shares and warrants		—	—	—	—	2,581,694	25	—	24	—	—	49	—	49

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interest	Total equity
Stock-based management termination fee expense	—	—	—	—	3,174,645	32	—	(32)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	(17,553)	—	—	1,175	—	—	1,175	—	1,175
Dividends declared ($0.06 per share) and distributions	—	—	—	—	—	—	—	—	(2,219)	—	(2,219)	(891)	(3,110)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	770	770	—	770
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,807)	(1,807)	—	(1,807)
Balance at June 30, 2024	—	$—	—	$—	45,605,549	$466	$(9,557)	$423,899	$(147,361)	$(13,895)	$253,552	$929	$254,481
Net loss	—	—	—	—	—	—	—	—	(8,029)	—	(8,029)	72	(7,957)
Equity issuance costs moved to APIC	—	—	—	—	—	—	—	(289)	—	—	(289)	—	(289)
Stock-based compensation expense	—	—	—	—	2,000	—		13	—	—	13	—	13
Dividends declared ($0.06 per share) and distributions	—	—	—	—	—	—	—	—	(2,736)	—	(2,736)		(2,736)
Distribution shares from the Former Manager	—	—	—	—	(628,580)	—	(2,037)	—	—	—	(2,037)	—	(2,037)

The accompanying notes are an integral part of the consolidated interim financial statements.

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common stock shares	Common stock amount	Treasury stock	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interest	Total equity
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	770	770	—	770
Other	—	—	—	—	—	—	—	—	—	—	—	2	2
Other comprehensive income	—	—	—	—	—	—	—	—	—	4,846	4,846	—	4,846
Balance at September 30, 2024	—	$—	—	$—	44,978,969	$466	$(11,594)	$423,623	$(158,126)	$(8,279)	$246,090	$1,003	$247,093

The accompanying notes are an integral part of the consolidated interim financial statements.

GREAT AJAX CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 1 — Business and Organization

Great Ajax Corp., a Maryland corporation (“Great Ajax” or the “Company”), is an externally managed real estate investment trust (“REIT”) formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo (“Aspen”), an affiliate of Aspen Capital. The Company operates as a mortgage REIT. Historically, the Company primarily targeted acquisitions of (i) re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) non-performing loans (“NPLs”), which are residential mortgage loans on which the most recent three payments have not been made. The Company acquired RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures were structured as securitization trusts, from which the Company acquired debt securities and beneficial interests.

On June 11, 2024, the Company completed its previously announced strategic transaction with Rithm Capital Corp. (together with its subsidiaries, “Rithm” and such transactions together, the “Strategic Transaction”). The Strategic Transaction included a Securities Purchase Agreement entered into by the Company, the Operating Partnership (as defined herein), Thetis Asset Management LLC (the “Former Manager”) and Rithm (the “Securities Purchase Agreement”) on February 26, 2024 which provided for, upon the approval of the Company’s stockholders on May 20, 2024, (i) the sale of $14.0 million of the Company’s common stock to Rithm at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) as of the date of the Securities Purchase Agreement and (ii) a new management agreement (as maybe amended, modified or supplemented from time to time, the “Management Agreement”) with RCM GA Manager LLC, an affiliate of Rithm (“RCM GA” or the “New Manager”), under which, RCM GA became the Company’s new external manager. Additionally, on February 26, 2024, the Company entered into a term loan with Rithm (the “Credit Agreement”), the draw period for which has expired. Entry into the Credit Agreement was accompanied by the Company’s agreement to issue detachable warrants to purchase shares of the Company’s common stock to Rithm. The Company issued such warrants to Rithm to purchase 6.5 million shares with an exercise price of $5.36 per share on May 14, 2024 (the “Rithm Warrants”). See Note 8 — Commitments and Contingencies. On February 26, 2024, the Company issued a termination notice to its Former Manager in connection with the Strategic Transaction and on June 11, 2024, the Company terminated the Former Management Agreement (as defined herein), entered into a termination and release agreement with the Former Manager and issued approximately 3.2 million shares of common stock to the Former Manager in connection with the termination of the Former Manager. For a full description of the components of the Strategic Transaction, see the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2024.

In connection with the Strategic Transaction, the Company terminated its agreement with Gregory Funding LLC (“Gregory” or “Former Servicer”), the former loan servicer for the Company and disposed of its interest in Great Ajax FS LLC (“GAFS”), the parent company of Gregory. On June 1, 2024, Gregory assigned all of the servicing agreements for its mortgage loans and real property (the “Servicing Agreements”) to Newrez LLC (“Newrez” or “Servicer”), an affiliate of Rithm through a Servicing Transfer Agreement by and between Gregory and Newrez (the “Servicing Transfer Agreement”). The terms of the Servicing Agreements otherwise remain unchanged.

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. GA-TRS LLC (“GA-TRS”) is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Former Manager and previously owned an equity interest in the Former Servicer. GAJX Real Estate Corp. (“GAJX”) is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties purchased by the Company. The Company elected to treat GA-TRS and GAJX as taxable REIT subsidiaries (“TRS”) under the Internal Revenue Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements.

The accompanying notes are an integral part of the consolidated interim financial statements.

The Operating Partnership, through interests in certain entities, as of September 30, 2024, held 99.9% of Great Ajax II REIT Inc. (“Great Ajax REIT II”), which owns Great Ajax II Depositor LLC, which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of September 30, 2024, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.

The consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (“Annual Report”).

Note 2 — Basis of Presentation

Interim Financial Statements — The accompanying consolidated financial statements are prepared in accordance with US generally accepted accounting principles (“GAAP” or “US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities classified as variable interest entities (each, a “VIE” and collectively “VIEs”) in which the Company is determined to be the primary beneficiary. For entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company applies the equity method of accounting whereby it records its share of the underlying income of such entities unless a fair value option is elected. Distributions from such investments are classified in the consolidated statements of cash flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

Reclassifications— During the quarter ended September 30, 2024, the Company reclassified its investment in Gaea Real Estate Corp (“Gaea”) from investment in affiliates to investment in equity securities at fair value. As a result of the change in its external manager, the Company has concluded it is no longer appropriate to account for its investment under the equity method of accounting as it no longer has significant influence over Gaea. Also, during the quarter ended September 30, 2024, the Company reclassified its real estate owned properties, net, receivable from servicer and investment in affiliates to other assets. Additionally, it renamed prepaid expense and other assets to other assets. Also, during the quarter ended September 30, 2024, the Company reclassified its management fee payable to accrued expenses and other liabilities. The balances were reclassified because they are not material on the Company’s consolidated balance sheet.

Risks and Uncertainties — In the normal course of its business, the Company primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on the Company’s investments that results from a borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying the Company’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, the Company believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of the Company’s assets are dependent on its Servicer’s abilities to perform their servicing obligations with respect to the residential mortgage loans underlying loans and securities.

Use of Estimates — The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in preparation of the consolidated financial statements are reasonable. The most critical estimates include those related to fair value measurements of the Company’s assets and liabilities, and the disclosure of contingent assets and liabilities at the reporting date. Actual results could differ from those estimates and such differences could be material.

See Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report for the complete listing of significant accounting policies.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 3 — Mortgage Loans

Included on the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023, are approximately $403.1 million and $864.6 million, respectively, of mortgage loans held-for-investment. Also included on the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023, are approximately $31.3 million and $55.7 million of mortgage loans held-for-sale. The activity in the Company’s mortgage loan portfolio is included in the tables below ($ in thousands):

	Three months ended September 30,
	2024		2023
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$413,916	$108,868	$961,277	$—
Mortgage loans acquired	—	—	313	—
Accretion recognized	6,288	—	12,696	—
Payments received on loans, net	(16,175)	(1,500)	(33,537)	—
Mark to market on loans held-for-sale	—	(1,712)	—	—
Reclassifications to REO	—	—	(1,339)	—
Sale of mortgage loans	—	(74,341)	—	—
Net change in the allowance for credit losses	—	—	(330)	—
Other	(973)	—	—	—
Ending carrying value	$403,056	$31,315	$939,080	$—

The accompanying notes are an integral part of the consolidated interim financial statements.

	Nine months ended September 30,
	2024		2023
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$864,551	$55,718	$989,084	$—
Mortgage loans acquired	—	—	14,401	—
Accretion recognized	26,338	—	38,906	—
Payments received on loans, net	(55,792)	(7,550)	(105,120)	—
Net reclassifications (to)/from mortgage loans held-for-sale, net	(428,029)	428,029	—	—
Mark to market on loans held-for-sale	—	(55,507)	—	—
Reclassifications to REO	(1,696)	(345)	(1,348)	—
Sale of mortgage loans	—	(388,590)	—	—
Net change in the allowance for credit losses	(1,112)	—	3,157	—
Other	(1,204)	(440)	—	—
Ending carrying value	$403,056	$31,315	$939,080	$—

Effective June 30, 2024, all loans held at the Operating Partnership are designated as held-for-sale and accordingly no longer subject to ASU 2016-13, Financial Instruments - Credit Losses (known as “CECL”). Conversely, all loans held at Great Ajax REIT II continue to be held-for-investment and remain subject to CECL. Beginning with the quarter ended September 30, 2024, and in connection with the change in the Company’s strategy, the Company determined a legal entity approach was appropriate with the remaining loans held-for-investment based on the relatively homogeneous characteristics of the loans in each entity. Accordingly, the Company uses the following five pools:

1.Ajax Mortgage Trust 2019-D (“2019-D”)
2.Ajax Mortgage Trust 2019-F (“2019-F”)
3.Ajax Mortgage Trust 2020-B (“2020-B”)
4.Ajax Mortgage Trust 2021-A (2021-A”)
5. 18-1 LLC

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents information regarding the year of origination of the Company’s mortgage loan portfolio by basis ($ in thousands). The table for the period ending December 31, 2023 reflects the Company’s previous CECL pools:

	September 30, 2024
Mortgage loans held-for-investment, net	2024	2023	2022	2021	2020	2019	2009-2018	2006-2008	2005 and prior	Total
2019-D	—	—	—	—	—	—	7,641	65,694	19,480	92,815
2019-F	—	—	—	—	—	—	11,771	60,263	18,350	90,384
2020-B	—	—	—	—	—	—	11,099	59,241	25,968	96,308
2021-A	—	—	—	—	716	167	9,090	83,015	28,101	121,089
18-1 LLC	—	—	—	—	—	648	1,804	—	8	2,460
Total	$—	$—	$—	$—	$716	$815	$41,405	$268,213	$91,907	$403,056

	December 31, 2023
Mortgage loans held-for-investment, net	2023	2022	2021	2020	2019	2018	2009-2017	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$—	$2,473	$2,597	$1,370	$6,598	$658	$30,891	$190,106	$79,110	$313,803
GAOP - 7f7 <50	—	546	137	—	215	—	2,356	27,368	6,530	37,152
GAOP - 6f6 and below	—	591	1,415	—	737	1,134	13,343	55,452	14,642	87,314
Great Ajax II REIT - 7f7 >50	—	—	—	730	764	795	34,864	243,034	84,634	364,821
Great Ajax II REIT - 7f7 <50	—	—	—	—	71	14	2,658	22,360	6,508	31,611
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	—	5,326	17,772	6,752	29,850
Total	$—	$3,610	$4,149	$2,100	$8,385	$2,601	$89,438	$556,092	$198,176	$864,551

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table presents a reconciliation between the purchase price and par value for the Company’s loan acquisitions for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Par	$—	$360	$—	$17,500
Discount	—	(199)	—	(2,999)
Increase in allowance	—	152	—	(100)
Purchase Price	$—	$313	$—	$14,401

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its mortgage loan pools at the end of each calendar quarter. Loss estimates are determined based on the net present value of the difference between the contractual cash flows and the expected cash flows over the expected life of the loans. Contractual cash flows are calculated based on the stated terms of the loans. Projected cash flows are determined by factoring prepayment and expected losses based on delinquency status, the value of the underlying collateral, borrower age, weighted average coupon and length of a positive pay history.

Under CECL, the Company adjusts its allowance for expected credit losses when there are changes in its expectation of future cash flows as compared to the amounts expected to be contractually received. An increase to the allowance for expected credit losses will occur when there is a reduction in the Company’s expected future cash flows as compared to its contractual amounts due. Reduction to the allowance, or recovery, may occur if there is an increase in expected future cash flows that were previously subject to an allowance for expected credit loss. An analysis of the balance in the allowance for expected credit losses on loans account follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Allowance for expected credit losses, beginning of period	$—	$(5,985)	$(3,426)	$(6,107)
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment timing expectations	—	(1,207)	310	(4,206)
Increase in allowance for expected credit losses for loan acquisitions during the period	—	152	—	(100)
Credit loss expense on mortgage loans	—	(76)	(53)	(190)
Net change in the allowance for credit losses	—	(330)	(1,112)	3,157
Reversal of allowance upon reclass of mortgage loans held-for-sale, net	—	—	4,281	—
Allowance for expected credit losses, end of period	$—	$(7,446)	$—	$(7,446)

The accompanying notes are an integral part of the consolidated interim financial statements.

The following table sets forth the carrying value of the Company’s mortgage loans by delinquency status as of September 30, 2024 and December 31, 2023 ($ in thousands). Each column indicates the number of days the borrower is past due on their mortgage payment or whether the Company has initiated foreclosure proceedings. A status of “Current” indicates the borrower is not delinquent. The table for the period ending December 31, 2023, reflects the Company’s previous CECL pools:

	September 30, 2024
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
2019-D	$83,487	$5,215	$188	$2,884	$1,041	$92,815
2019-F	70,417	8,619	85	8,610	2,653	90,384
2020-B	71,086	12,377	683	9,839	2,323	96,308
2021-A	101,683	9,289	396	7,838	1,883	121,089
18-1 LLC	2,101	42	—	317	—	2,460
Total	$328,774	$35,542	$1,352	$29,488	$7,900	$403,056

	September 30, 2024
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$13,972	$4,635	$5	$8,914	$3,789	$31,315
Total	$13,972	$4,635	$5	$8,914	$3,789	$31,315

	December 31, 2023
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$199,229	$49,868	$283	$63,498	$925	$313,803
GAOP - 7f7 <50	20,514	7,516	78	9,044	—	37,152
GAOP - 6f6 and below	8,565	6,906	421	45,058	26,364	87,314
Great Ajax II REIT - 7f7 >50	300,506	36,277	801	26,600	637	364,821
Great Ajax II REIT - 7f7 <50	25,592	3,846	42	2,131	—	31,611
Great Ajax II REIT - 6f6 and below	4,374	2,144	—	14,788	8,544	29,850
Total	$558,780	$106,557	$1,625	$161,119	$36,470	$864,551

	December 31, 2023
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$1,284	$592	$—	$26,243	$27,599	$55,718
Total	$1,284	$592	$—	$26,243	$27,599	$55,718

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 4 — Real Estate Assets, Net

The Company acquires real estate properties (“REO”) when it forecloses on a borrower or when the borrower surrenders the deed in lieu of foreclosure. Property is recorded at the present value of expected future cash flows when it is transferred from a mortgage loan to an REO. The Company intends to sell all REO it acquires.

The following table presents the activity in the Company’s carrying value of property held-for-sale for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
Real estate assets, net	Count	Amount	Count	Amount	Count	Amount	Count	Amount
Balance at beginning of period	22	$4,309	28	$3,745	20	$3,785	39	$6,333
Net transfers from mortgage loans	—	—	4	1,339	7	2,041	5	1,348
Adjustments to record at lower of cost or fair value	—	(5)	—	(249)	—	(521)	—	(1,045)
Disposals	(2)	(68)	(7)	(795)	(7)	(1,069)	(19)	(2,596)
Balance at end of period	20	$4,236	25	$4,040	20	$4,236	25	$4,040

Note 5 — Investments

The Company holds investments in various debt securities and beneficial interests. Beneficial interests are the residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. Beneficial interests may be trust certificates and/or subordinated notes depending on the structure of the securitization. The Company designates its investments in debt securities as available-for-sale (“AFS”) or held-to-maturity (“HTM”) based on the intent and ability to hold each security to maturity. The Company carries its residential and commercial AFS debt securities at fair value using prices provided by an external pricing service. The Company adopted the fair value option for its investments in commercial mortgage-backed securities (“CMBS”) and any changes in fair value are recorded in earnings in the period incurred. The Company adopted the fair value option as its New Manager believes it is the appropriate measure of accounting for securities as it transitions the balance sheet away from residential mortgage loans. The Company carries its investments in securities HTM and beneficial interests at amortized cost, net of any required allowance for credit losses.

The Company owns a $21.9 million equity investment in Gaea which is held at fair value with any changes in fair value recorded in earnings in the period incurred. The Company previously accounted for the investment in Gaea using the equity method and reflected Gaea as an investment in affiliates but no longer has significant influence over the operations of Gaea.

The Company’s investment in HTM securities represents the 5.01% the company is required to retain under the European risk retention rules for our secured borrowings (the “EU Retained Interest”). Article 6(1) of Regulation (EU) 2017/2402 of the European Parliament and of the Council. Pursuant to the terms of these debt securities, the Company must hold at least 5.01% of the nominal value of each class of securities offered or sold to investors and the Company is prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed.

Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value and on the date of transfer. Any unrealized gains or losses continue to be reported in accumulated other comprehensive loss and amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value. During the three and nine months ended September 30, 2024, the Company recorded amortization of $0.8 million and $2.3 million, respectively, of unrealized losses in accumulated other comprehensive loss and of unamortized discount related to transfers of securities from AFS to HTM. Comparatively, during the three and nine months ended September 30, 2023, the Company recorded amortization of $1.0 million and $4.2 million, respectively, of unrealized losses in accumulated other comprehensive loss and of unamortized discount related to transfers of securities from AFS to HTM.

The accompanying notes are an integral part of the consolidated interim financial statements.

During the three and nine months ended September 30, 2024 and 2023, the Company reported $0.9 million and zero of fair value gains on securities held at fair value, respectively. The fair value gains are recorded in other income in the consolidated statement of operations.

The following table presents information regarding the Company’s investments in debt securities and investments in beneficial interests ($ in thousands):

	As of September 30, 2024
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale, at fair value	$170,883	$819	$(5,052)	$166,650
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	47,144	—	(2,086)	45,058
Investment in equity securities at fair value	21,428	490	—	21,918
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $9,082	88,996	669	(25,480)	64,185
Total investments	$328,451	$1,978	$(32,618)	$297,811

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS and HTM before any fair value adjustment.

	As of December 31, 2023
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities available-for-sale, at fair value	$139,596	$637	$(8,675)	$131,558
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	59,691	111	(629)	59,173
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $6,880	104,162	3,631	(26,477)	81,316
Total investments	$303,449	$4,379	$(35,781)	$272,047

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS and HTM before any fair value adjustment.

The following table presents a breakdown of the Company’s gross unrealized losses on its investments in debt securities AFS ($ in thousands):

	As of September 30, 2024
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Fair value
Debt securities due March 2060(3)	February 2025	3,822	(209)	3,613
Debt securities due December 2060(3)	July 2029	7,450	(2,805)	4,645
Debt securities due January 2061(3)	September 2024	4,886	(302)	4,584
Debt securities due June 2061(4)	January 2025/February 2025	8,675	(662)	8,013
Debt securities due October 2061(3)	April 2029	6,255	(226)	6,029
Debt securities due March 2062(3)	May 2029	9,649	(434)	9,215
Debt securities due July 2062(3)	February 2030	12,197	(414)	11,783
Total		$52,934	$(5,052)	$47,882

(1)Step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This security has been in an unrealized loss position for 12 months or longer.
(4)This line is comprised of two securities that are both due June 2061, and both have been in an unrealized loss position for 12 months or longer.

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
(5)This line is comprised of two securities that are both due June 2061, and both have been in an unrealized loss position for 12 months or longer.

During the three months ended September 30, 2024, the Company acquired $110.0 million in unpaid principal balance (“UPB”) of CMBS. The Company has adopted the fair value option for these investments. Comparatively, during the three and nine months ended September 30, 2023, the Company re-securitized several joint ventures and retained $57.9 million and $16.1 million, respectively, of varying classes of agency rated and non-rated securities and beneficial interests. All of the debt securities retained are classified as AFS while the beneficial interests are held at amortized cost net of any allowance for credit losses.

During the three months ended September 30, 2024, the Company sold debt securities AFS with a UPB of $62.7 million and recorded a loss of $2.4 million, the majority of which was reclassified from other comprehensive loss to the consolidated statement of operations. Comparatively, during the three and nine ended September 30, 2023, the Company sold senior notes issued by certain joint ventures and recognized a loss of $0.4 million and $3.3 million, respectively, which was similarly a reclassification from other comprehensive loss. As of September 30, 2024 and December 31, 2023, the Company had no debt securities that were past due.

The following table presents a reconciliation between the purchase price and par value for the Company’s beneficial interest acquisitions for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Par	$—	$11,962	$—	$14,013
Premium	—	(3,225)	—	(2,262)
Purchase price	$—	$8,737	$—	$11,751

The Company generally recognizes accretable yield on its beneficial interests and increases and decreases in the net present value of expected cash flows in earnings in the period they occur. For the three and nine months ended September 30, 2024, the Company recognized accretable yield of $2.4 million and $3.8 million, respectively, on its beneficial interests. Comparatively, for the three and nine months ended September 30, 2023, the Company recognized accretable yield of $1.9 million and $6.0 million, respectively, on its beneficial interests.

For the three and nine months ended September 30, 2024, the Company recognized interest income of $0.3 million and $1.1 million, respectively, on its investments in securities HTM. Comparatively, for the three and nine months ended September 30, 2023, the Company recognized interest income of $0.5 million and $1.7 million, respectively, on its investments in securities HTM.

The accompanying notes are an integral part of the consolidated interim financial statements.

Under CECL, an expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest or investments in securities HTM. If there is no allowance for expected credit losses recorded against a beneficial interest or investments in securities HTM, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary.

During the three and nine months ended September 30, 2024 and 2023, the Company had no activity and balance related to the allowance for expected credit losses for investments in securities HTM.

During the three and nine months ended September 30, 2024, the Company recorded reclassifications to non-credit discount from the allowance for changes in payment expectations. An analysis of the balance in the allowance for expected credit losses for beneficial interests account follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Allowance for expected credit losses, beginning balance	$(9,082)	$—	$(6,880)	$—
Reclassification to non-credit discount from the allowance for changes in payment expectations	857	—	1,773	—
Net change in the allowance for credit losses	(857)	—	(3,975)	—
Allowance for expected credit losses, ending balance	$(9,082)	$—	$(9,082)	$—

Note 6 — Fair Value

Recurring financial assets and liabilities measured and carried at fair value by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$166,650	$—	$166,650	$—
Investment in equity securities at fair value	21,918	—	21,918	—

		Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring financial assets
Investment in debt securities available-for-sale	$131,558	$—	$131,558	$—
Recurring financial liabilities
Warrant liability	$16,644	$—	$—	$16,644

The accompanying notes are an integral part of the consolidated interim financial statements.

The following tables set forth the fair value of financial instruments by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 ($ in thousands):

		Level 1	Level 2	Level 3
September 30, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$403,056	$—	$—	$366,296
Mortgage loans held-for-sale, net	31,315	—	—	31,315
Investment in debt securities held-to-maturity	47,144	—	45,058	—
Investment in beneficial interests	88,996	—	—	64,185
Investment in Former Manager	538	—	—	538
Financial liabilities
Secured borrowings, net	$266,776	$—	$247,601	$—
Borrowings under repurchase transactions	231,464	—	231,464	—
Notes payable, net	107,432	—	110,100	—

		Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Financial assets
Mortgage loans held-for-investment, net	$864,551	$—	$—	$770,419
Mortgage loans held-for-sale, net	55,718	—	—	60,444
Investment in debt securities held-to-maturity	59,691	—	59,173	—
Investment in beneficial interests	104,162	—	—	81,316
Investment in Former Manager	440	—	—	4,527
Investment in Gaea	22,241	—	—	21,678
Investment in other affiliates	5,319	—	2,335	674
Financial liabilities
Secured borrowings, net	$411,212	$—	$370,882	$—
Borrowings under repurchase transactions	375,745	—	375,745	—
Convertible senior notes	103,516	101,777	—	—
Notes payable, net	106,844	—	103,697	—

The fair value of mortgage loans is estimated using values from its New Manager. The Company relies on the Manager’s proprietary pricing model, as well as vendor pricing, to estimate the underlying cash flows expected to be collected on the loans. The Company’s mortgage loans are secured by real estate. Risks inherent in the Company’s mortgage loan portfolio, affecting both the valuation of its mortgage loans as well as the portfolio’s interest income include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, or a pandemic and damage to or delay in realizing the value of the underlying collateral. Additionally, slower than expected prepayments can result in lower yields as the Company’s mortgage loans were acquired at discounts. The Company monitors the credit quality of the mortgage loans in its portfolio on an ongoing basis, principally by considering loan payment activity or delinquency status. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

The fair value of investments in debt securities AFS, and HTM are determined using estimates provided by the Company’s third-party pricing vendors which are then reviewed to ensure the resulting yield is comparable to market yields for similar securities.

The accompanying notes are an integral part of the consolidated interim financial statements.

The fair value of investments in beneficial interests is determined using prices provided by the Company’s third party pricing vendors which are then reviewed to ensure the resulting yield is comparable to market yields for similar securities.

The Company values its investment in affiliates based on publicly available information, where available, or the expected cash flows to be received. The Company disposed of its investment in the parent of its Former Servicer, GAFS, in the second quarter of 2024 and received liquidating distributions from its investments in AS Ajax E LLC. The Company owned two Loan Pool LLCs were special purposes entities that held RPLs where the Company owned a minority interest. The Company terminated its investment in the Loan Pool LLCs during the quarter ended September 30, 2024. The Company expects to receive a liquidating distribution in the Former Manager in the fourth quarter of 2024 or the first quarter of 2025.

The Company’s investment in Gaea is reported as an investment in equity securities AFS in the Company’s consolidated balance sheet. The fair value of Gaea is estimated using an implied capitalization rate applied to the value of the underlying properties. For properties under contract or listed for sale, the contract or listing price is used, respectively.

The fair value of secured borrowings is estimated using prices provided by the Company’s third-party pricing vendors, which are then reviewed to ensure the resulting yield is comparable to market yields for similar securities.

The Company issued warrants in connection with the issuance of its preferred stock offerings in fiscal year 2020. The warrants were exercisable at $10.0 share or the warrants could be put back to the Company at an accreted value and settled in shares of the Company’s common stock or in cash (the “2020 Warrants”). Historically, the fair value of the Company’s 2020 Warrants liability was adjusted to approximate market value through earnings. The warrant liability was a fixed amount that may have been settled in cash or shares of the Company’s common stock at the option of the Company. Fair value was determined using the discounted cash flow method using a rate to accrete the initial basis, adjusted for subsequent repurchases, to the future warrant liability over the 39-month term. The balance of any outstanding 2020 Warrants liability was settled for shares of the Company’s common stock in February 2024.

The Company’s borrowings under repurchase agreements are short-term in nature, and the New Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

The Company’s convertible senior notes due in 2024 (the “2024 Notes”) were publicly traded on the NYSE under the ticker symbol “AJXA”; the 2024 Notes’ fair value was determined from the closing price on the balance sheet date. The 2024 Notes were redeemed in full on April 30, 2024.

The Operating Partnership issued 110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 2027 in August 2022 (the “2027 Notes). The 2027 Notes payable fair value is determined using estimates provided by third-party valuation services using observed transactions for similar financing arrangements. The 2027 Notes will mature on September 1, 2027, unless earlier repurchased or redeemed.

Note 7 — Affiliates

Unconsolidated Affiliates

During the three months ended September 30, 2024 and December 31, 2023, the Company had ownership in one and five affiliated entities, respectively, accounted for under the equity method of accounting. During the nine months ended September 30, 2024 and 2023, the Company had ownership interests in five affiliated entities accounted for under the equity method of accounting, respectively. As of September 30, 2024, the Company only has ownership in one entity accounted for under the equity method of accounting.

At both September 30, 2024 and December 31, 2023, the Company’s ownership interest in the Former Manager was approximately 19.8%. The Company accounts for its ownership interest in the Former Manager using the equity method.

At September 30, 2024 the Company's ownership of GAFS was zero. At December 31, 2023, the Company’s ownership interest was approximately 9.72% in GAFS. The Company accounted for its investment in GAFS using the equity method.

The accompanying notes are an integral part of the consolidated interim financial statements.

At both September 30, 2024 and December 31, 2023, the Company owned approximately 22.2% of Gaea. Effective September 30, 2024, the Company accounts for its ownership interest in Gaea at fair value. During the quarter ended September 30, 2024, Gaea ceased being an affiliate of the Company as a result of the Strategic Transaction and the Company no longer has significant influence over Gaea.

At September 30, 2024 and December 31, 2023, the Company’s ownership interest in AS Ajax E LLC was zero and 16.5%, respectively. The Company accounted for its ownership interest using the equity method. The Company received a liquidating distribution in AS Ajax E LLC in the second quarter of 2024 that reduced its investment to zero.

At both September 30, 2024 and December 31, 2023, the Company’s ownership in the Loan pool LLCs was zero and 40.0%, respectively. The Company accounted for its ownership interest using the equity method.

The table below shows the net income/(loss), assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):
Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Three months ended September 30,		Nine months ended September 30,
Net income/(loss) at 100%	2024	2023	2024	2023
AS Ajax E LLC	$—	$52	$81	$174
Great Ajax FS LLC	—	(92)	(269)	(1,066)
Loan pool LLCs	—	(16)	(34)	(56)
Gaea Real Estate Corp.	—	(4,584)	(594)	(6,916)
Thetis Asset Management LLC	(950)	1,713	10,906	1,577

	September 30, 2024		December 31, 2023
Assets and liabilities at 100%	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$—	$—	$2,553	$39
Great Ajax FS LLC	—	—	71,477	59,949
Loan pool LLCs	—	—	1,200	232
Gaea Real Estate Corp.	—	—	167,591	73,499
Thetis Asset Management LLC	2,682	84	4,643	1,305
Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company’s share

	Three months ended September 30,		Nine months ended September 30,
Net income/(loss) at the Company's share	2024	2023	2024	2023
AS Ajax E LLC	$—	$9	$13	$29
Great Ajax FS LLC	—	(9)	(26)	(96)
Loan pool LLCs	—	(6)	(14)	(22)
Gaea Real Estate Corp.	—	(1,007)	(108)	(1,520)
Thetis Asset Management LLC	(188)	339	2,160	312

	September 30, 2024		December 31, 2023
Assets and liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$—	$—	$420	$6
Great Ajax FS LLC	—	—	6,854	5,748
Loan pool LLCs	—	—	480	93
Gaea Real Estate Corp.	—	—	37,272	16,346
Thetis Asset Management LLC	531	17	919	258

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

The Company also consolidates the activities and balances of its controlled affiliates, which includes AS Ajax E II, in which the Company now holds a zero interest, Ajax Mortgage Trust 2017-D (“2017-D”), in which the Company owns a 50% interest and Great Ajax II REIT. Great Ajax II REIT wholly owns Great Ajax II Depositor LLC which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. At both September 30, 2024 and December 31, 2023, Great Ajax II REIT was 99.9% owned by the Company.

Note 8 — Commitments and Contingencies

During the nine months ended September 30, 2024, the Company issued the Rithm Warrants to purchase 6.5 million shares with an exercise price of $5.36 per share with a fair value of $2.7 million. Also, during the nine months ended, the Company exchanged its 2020 Warrants for shares of its common stock as part of the Strategic Transaction.

The following table sets forth the details of the Company’s warrant liabilities ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$—	$15,614	$16,644	$12,153
Issuance of Rithm Warrants	—	—	2,734	—
Fair value adjustment of 2020 Warrants	—	540	2,033	4,001
Fair value adjustment of Rithm Warrants	—	—	(1,883)	—
Redemption of 2020 Warrants	—	—	(18,677)	—
Reclassification of Rithm Warrants to equity	—	—	(851)	—
Ending balance	$—	$16,154	$—	$16,154

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, the Company was not a party to, and its properties were not subject to any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 9 — Debt

Repurchase Agreements

The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to a counterparty, the “buyer” . As of the quarter ended September 30, 2024, only one facility is outstanding. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month SOFR, which is fixed for the term of the borrowing. The advance rate is between 75% and 90% of the asset’s acquisition price, d The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Company’s Operating Partnership.

The Company has also entered into four repurchase facilities, as of September 30, 2024, substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are the Company’s investments in bonds and bonds retained from the Company’s secured borrowings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time.

The accompanying notes are an integral part of the consolidated interim financial statements.

The Company has effective control over the assets subject to all these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements. The Operating Partnership, as guarantor, will provide to the buyers a limited guaranty (“Guaranty”) of certain losses incurred by the buyers in connection with certain events and/or the Seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the Seller, the occurrence of certain bad acts by the Seller, the occurrence of certain insolvency events of the Seller or other events specified in the Guaranty. As security for its obligations under the Guaranty, the guarantor will pledge the trust certificate representing the guarantor’s 100% beneficial interest in the Seller.

The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	September 30, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Goldman Sachs - bonds(1)		$33,644	$41,900		5.93%
A Bonds	November 15, 2024	29,676	35,000		5.87%
M Bonds	July 25, 2025	3,968	6,900		6.37%
Lucid - bonds (1)		$17,000	$20,000		5.71%
A Bonds	October 17, 2024	17,000	20,000		5.71%
Barclays - bonds(1)		$88,269	$116,367		6.10%
A Bonds	October 1, 2024	19,916	25,412		6.19%
	October 11, 2024	16,915	20,000		5.85%
	October 16, 2024	16,958	20,000		5.85%
	November 1, 2024	5,786	7,199		6.56%
	December 20, 2024	18,248	25,438		5.94%
B Bonds	November 1, 2024	4,078	6,232		7.58%
	December 20, 2024	5,100	9,631		6.32%
M Bonds	November 1, 2024	281	512		6.93%
	December 20, 2024	987	1,943		6.11%
Nomura - bonds(1)		$68,057	$40,780	(3)	5.98%
A Bonds	December 27, 2024	11,395	16,926		6.19%
B Bonds	December 27, 2024	35,679	13,224		5.97%
M Bonds	December 27, 2024	20,983	10,630		5.88%
Nomura - loans(2)	October 5, 2024	$24,494	$33,947		7.45%
Totals/weighted averages		$231,464	$252,994		6.16%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of September 30, 2024.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of September 30, 2024 was $400.0 million.
(3)Includes $42.8 million of bonds that are consolidated on the Company’s balance sheet as of September 30, 2024.

	December 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Barclays - bonds(1)		$70,095	$101,041	7.03%
A Bonds	January 3, 2024	10,850	15,572	6.90%
	January 19, 2024	21,762	28,503	6.79%
	May 3, 2024	9,628	12,329	6.87%
	May 22, 2024	2,134	3,358	6.97%
B Bonds	January 26, 2024	3,027	4,998	7.68%
	March 13, 2024	13,398	20,121	7.13%
	May 3, 2024	3,608	6,185	7.70%
	May 22, 2024	4,312	7,565	7.57%
M Bonds	May 3, 2024	281	499	7.05%

The accompanying notes are an integral part of the consolidated interim financial statements.

	December 31, 2023
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	May 22, 2024	1,095	1,911		7.17%
Nomura - bonds(1)		$68,623	$98,448	(4)	6.98%
A Bonds	January 26, 2024	35,184	47,149		7.02%
	February 15, 2024	5,079	7,449		6.93%
	March 28, 2024	17,019	23,238		6.74%
B Bonds	January 26, 2024	1,024	1,761		7.31%
	February 15, 2024	3,002	5,149		7.33%
	March 28, 2024	3,900	6,413		7.30%
M Bonds	January 26, 2024	2,307	5,177		7.30%
	March 28, 2024	1,108	2,112		6.90%
JP Morgan - bonds(1)		$33,564	$53,978		6.90%
A Bonds	February 28, 2024	9,632	12,633		6.73%
B Bonds	February 28, 2024	6,598	11,140		7.13%
M Bonds	January 4, 2024	13,541	22,813		6.82%
	January 22, 2024	3,290	6,497		7.23%
	February 28, 2024	503	895		7.03%
Nomura - loans(2)	October 5, 2024	$193,060	$277,632		7.79%
JP Morgan - loans(3)	July 10, 2024	$10,403	$14,656		8.38%
Totals/weighted averages		$375,745	$545,755		7.44%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2023.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2023 was $400.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2023 was $150.0 million.
(4)Includes $42.8 million of bonds that are consolidated on the Company’s balance sheet as of December 31, 2023.

The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of September 30, 2024 and December 31, 2023, the Company had zero and $3.8 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in other assets on its consolidated balance sheets and is not netted against its borrowings under repurchase agreements. The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at September 30, 2024 and December 31, 2023 in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	September 30, 2024	December 31, 2023
Gross amount of recognized liabilities	$231,464	$375,745
Gross amount of loans and securities pledged as collateral	252,994	541,999
Other prepaid collateral	—	3,756
Net collateral amount	$21,530	$170,010

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

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company currently has no non-rated secured borrowing outstanding at September 30, 2024.

The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at September 30, 2024.

The following table sets forth the original terms of notes from the Company’s secured borrowings outstanding at September 30, 2024 at their respective cutoff dates:

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Rated
Ajax Mortgage Loan Trust 2019-D/ July 2019	July 25, 2027	Class A-1 notes due 2065	$140.4 million	2.96%
	July 25, 2027	Class A-2 notes due 2065	6.1 million	3.50%
	July 25, 2027	Class A-3 notes due 2065	10.1 million	3.50%
	July 25, 2027	Class M-1 notes due 2065(1)	9.3 million	3.50%
	None	Class B-1 notes due 2065(2)	7.5 million	3.50%
	None	Class B-2 notes due 2065(2)	7.1 million	variable(3)
	None	Class B-3 notes due 2065(2)	12.8 million	variable(3)
		Deferred issuance costs	(2.7) million	—%

Rated
Ajax Mortgage Loan Trust 2019-F/ November 2019	November 25, 2026	Class A-1 notes due 2059	$110.1 million	2.86%
	November 25, 2026	Class A-2 notes due 2059	12.5 million	3.50%
	November 25, 2026	Class A-3 notes due 2059	5.1 million	3.50%
	November 25, 2026	Class M-1 notes due 2059(1)	6.1 million	3.50%
	None	Class B-1 notes due 2059(2)	11.5 million	3.50%
	None	Class B-2 notes due 2059(2)	10.4 million	variable(3)
	None	Class B-3 notes due 2059(2)	15.1 million	variable(3)
		Deferred issuance costs	(1.8) million	—%

Rated
Ajax Mortgage Loan Trust 2020-B/ August 2020	July 25, 2027	Class A-1 notes due 2059	$97.2 million	1.70%
	July 25, 2027	Class A-2 notes due 2059	17.3 million	2.86%
	July 25, 2027	Class M-1 notes due 2059(1)	7.3 million	3.70%
	None	Class B-1 notes due 2059(2)	5.9 million	3.70%
	None	Class B-2 notes due 2059(2)	5.1 million	variable(3)
	None	Class B-3 notes due 2059(2)	23.6 million	variable(3)
		Deferred issuance costs	(1.8) million	—%

Rated

The accompanying notes are an integral part of the consolidated interim financial statements.

Issuing Trust/Issue Date	Interest Rate Step-up Date	Security	Original Principal	Interest Rate
Ajax Mortgage Loan Trust 2021-A/ January 2021	January 25, 2029	Class A-1 notes due 2065	$146.2 million	1.07%
	January 25, 2029	Class A-2 notes due 2065	21.1 million	2.35%
	January 25, 2029	Class M-1 notes due 2065(1)	$7.8 million	3.15%
	None	Class B-1 notes due 2065(2)	5.0 million	3.80%
	None	Class B-2 notes due 2065(2)	5.0 million	variable(3)
	None	Class B-3 notes due 2065(2)	21.5 million	variable(3)
		Deferred issuance costs	(2.5) million	—%

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

Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at a servicing fee of 0.42% of outstanding UPB and is paid monthly. The following table sets forth the status of the notes held by others at September 30, 2024 and December 31, 2023, and the securitization cutoff date ($ in thousands):

	Balances at September 30, 2024				Balances at December 31, 2023				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$92,815	$62,475		149%	$99,367	$67,739		147%	$193,301	$156,670
2019-F	90,384	51,110		177%	96,870	57,936		167%	170,876	127,673
2020-B	96,308	59,202		163%	100,245	63,574		158%	156,468	114,534
2021-A	121,089	95,476		127%	127,250	102,057		125%	206,506	175,116
2021-B	—	—		—%	204,883	123,032		167%	287,882	215,912
	$400,596	$268,263	(1)	149%	$628,615	$414,338	(1)	152%	$1,015,033	$789,905

(1)This represents the gross amount of Secured borrowings and excludes the impact of deferred issuance costs of $1.5 million and $3.1 million as of September 30, 2024 and December 31, 2023.
Notes

2024 Notes (Convertible Senior Notes)

The 2024 Notes matured on April 30, 2024 and the Company redeemed the notes in full for an aggregate amount of $103.5 million and 15 days of accrued interest. At September 30, 2024 and December 31, 2023, the Company’s 2024 Notes had carrying values of zero and $103.5 million, respectively. The 2024 Notes had an interest rate of 7.25% per annum and were payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.

During the three and nine months ended September 30, 2024, the Company recognized interest expense on its 2024 Notes of zero and $0.3 million, respectively, which includes no amortization of discount and deferred expenses, respectively. During the three and nine months ended September 30, 2023, the Company recognized interest expense on its 2024 Notes of $1.9 million and $5.9 million, respectively, which includes zero and $0.2 million, of amortization of discount and deferred expenses, respectively.

Coupon interest on the 2024 Notes was recognized using the accrual method of accounting. Discount and deferred issuance costs were carried on the Company’s consolidated balance sheets as a reduction of the carrying value of the 2024 Notes and were amortized to interest expense on an effective yield basis through April 30, 2023.

The accompanying notes are an integral part of the consolidated interim financial statements.

2027 Notes (Unsecured Notes)
In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% 2027 Notes. The 2027 Notes have a five year term and were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company. The 2027 Notes are included in the Company’s liabilities in its consolidated balance sheet at September 30, 2024. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding Series A Fixed-to-Floating Rate Preferred Stock (“Series A”) and Series B Fixed-to-Floating Rate Preferred Stock (“Series B” and together with the Series A, the “Preferred Stock”) at a discount and a proportionate amount of outstanding warrants. The remainder of the proceeds were used for general corporate purposes.

On June 30, 2024, the Company received notification that the 2027 Notes were downgraded from BBB- to BB+. Under the terms of the indenture governing the 2027 Notes, the downgrade resulted in a 100 basis point increase in the interest rate from 8.875% to 9.875% beginning on September 1, 2024.

At September 30, 2024, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $2.6 million. At December 31, 2023, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $3.2 million. During the three and nine months ended September 30, 2024, the Company recognized interest expense on the 2027 Notes of $2.7 million and $7.4 million, respectively, which includes $0.2 million and $0.6 million, respectively, of amortization of discount and deferred expenses. During the three and nine months ended September 30, 2023, the Company recognized interest expense on the 2027 Notes of $2.7 million and $7.9 million, respectively, which includes $0.2 million and $0.6 million, respectively, of amortization of discount and deferred expenses. The effective interest rate for the 2027 Notes for the three months ended September 30, 2024 and 2023 was 10.24% and 9.98%, respectively.

Rithm Credit Agreement

On February 26, 2024, the Company entered into the Credit Agreement with Rithm, as sole lender, administrative agent and collateral agent. The Credit Agreement provides, subject to certain conditions, for a delayed draw term loan facility , in an aggregate amount of up to $70.0 million. As of September 30, 2024, the balance on the Credit Agreement was zero and the draw period has expired.
The following table summarizes the Company’s long term maturities ($ in thousands):

Year	Debt instrument	As of September 30, 2024
2024		$—
2025		—
2026		—
2027	2027 Notes (Unsecured Notes)	110,000
2028		—

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

Loan Agreements
During November 2023, the Company renewed a promissory note with Gregory (see Servicing Agreements below) under which Gregory can borrow up to $12.0 million, secured by real property owned by a subsidiary of securitization trusts. Interest on the arrangement accrues at SOFR plus 300 basis points annually. At September 30, 2024 and December 31, 2023, the amount outstanding on the note and interest was zero and $9.3 million, respectively. As of September 30, 2024, the note has been retired.

Also, during November 2023, the Company renewed a promissory note with Gregory under which Gregory can borrow up to $3.5 million secured by equity in servicing advances owned by Gregory, which are first in priority for reimbursement from loan payments. Interest on the arrangement accrues at SOFR plus 300 basis points. The note was originally executed on December 9, 2021 and was secured by securities held by Gregory. At September 30, 2024 and December 31, 2023, the amount outstanding on the note and interest was zero and $3.3 million, respectively. As of September 30, 2024 the note has been retired.

Also, during November 2023, the Company renewed a promissory note with Gaea under which Gaea can borrow up to $11.0 million secured by small balance commercial real estate loans. Interest on the arrangement accrues at SOFR plus 300 basis points. The note was originally executed on December 30, 2020. At September 30, 2024 and December 31, 2023, the amount outstanding on the note and interest was $1.3 million and $7.5 million, respectively.

Management Agreement

Former Management Agreement

The Company was a party to the Third Amended and Restated Management Agreement with the Former Manager (the “Former Management Agreement”) by and between the Company and the Manager. Under the Former Management Agreement, the Manager implemented the Company’s business strategy and managed the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s board of directors (“Board of Directors”). Among other services, the Manager provided the Company with a management team and necessary administrative and support personnel. Additionally, the Company paid directly for the internal audit function that reported directly to the Audit Committee and the Board of Directors.

Under the Former Management Agreement, the Company paid a quarterly base management fee based on its stockholders' equity, including equity equivalents such as the Company’s issuance of convertible senior notes. Also, under the First Amendment to the Third Amended and Restated Management Agreement with the Former Manager, which had an effective date of March 1, 2023, the Company’s quarterly base management fee included, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company’s preferred stock. The Company was periodically required to pay a quarterly incentive management fee based on its cash distributions to its stockholders and the change in book value and had the option to pay up to 100% of the base and incentive fees in cash or in shares of the Company’s common stock. Management fees were expensed in the quarter incurred and the portion payable in common stock, if any, was accrued at quarter end. On February 26, 2024, the Company issued a termination notice to the Manager, in connection with the Strategic Transaction, and on June 11, 2024, the Company terminated the Former Management Agreement, entered into a termination and release agreement with the Former Manager and issued approximately 3.2 million shares of common stock to the Former Manager in connection with the termination.

New Management Agreement

On June 11, 2024, the Company entered into the Management Agreement. The Management Agreement shall be in effect until June 11, 2027 and shall be automatically renewed for a successive two-year term each anniversary date thereafter unless terminated by a party. Under the Management Agreement, RCM GA implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, the RCM GA provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees that it pays directly and does not expect to have any employees that it pays directly in the foreseeable future. Each of the Company's executive officers is an employee or officer, the RCM GA.

The accompanying notes are an integral part of the consolidated interim financial statements.

Under the Management Agreement, the Company pays both a base management fee and an incentive fee to the New Manager calculated and payable quarterly with respect to each calendar quarter (or partial quarter that the agreement is in effect) in arrears in cash. The base management fee equals 1.5% of the Company’s stockholders’ equity, including equity equivalents such as the Company’s issuance of convertible senior notes, per annum. Also, under the Management Agreement, which has an effective date of June 11, 2024, the Company’s quarterly base management fee includes, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company’s preferred stock.

The New Manager is entitled to the Incentive Fee, which is payable quarterly in arrears in cash in an amount equal to 20% of the dollar amount by which (i) Earnings Available for Distribution (as defined below) exceeds the product of (A) the average common book value per share (excluding fair value marks, impairments, transaction/ deal expenses and associated tax impact and such other items that in the judgment of the Company officers should be excluded) of the common stock of Ajax (“Ajax Common Stock”) during such calendar quarter and (B) 8%. Notwithstanding either of the foregoing, no Incentive Fee will be payable to the New Manager with respect to any period unless the Company’s cumulative Earnings Available for Distribution is greater than zero for the most recently completed four calendar quarters (which cumulative Earnings Available for Distribution shall be reset at the completion of every fourth quarter following the date hereof and each subsequent fourth quarter thereafter (each, a “Reset Date”) so as not to take into account prior calendar quarters), or, if less, (i) the number of completed calendar quarters since the date hereof or (ii) the number of completed calendar quarters since the last Reset Date. “Earnings Available for Distribution” is a non-GAAP financial measure and is defined as net income (loss) as determined according to GAAP, excluding tax-effected, non-cash equity compensation expense and any unrealized gains or losses from mark-to-market valuation changes (including impairments) that are included in net income for the applicable period. The amount will be adjusted to exclude on a tax-effected basis (A) one-time events pursuant to changes in GAAP, (B) transaction and deal expenses that in the opinion of the New Manager should be excluded for purposes of calculating Earnings Available for Distribution and be amortized over the life of the related investment / transaction, and (C) non-cash items (including depreciation and amortization) that in the judgment of the Company’s officers should not be included in Earnings Available for Distribution, which adjustments in clauses (A), (B) and (C) shall only be excluded after discussions between the New Manager and the Ajax Independent Directors and after approval by a majority of the Ajax Independent Directors. Book value per share of Ajax Common Stock shall be as set forth in the consolidated financial statements of the Company prepared in accordance with GAAP.

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

Servicing Agreements

Until June 1, 2024, the Company and its affiliates were party to various Servicing Agreements with the Former Servicer. The Company owned a 9.72% interest in the Former Servicer which was disposed of in the quarter ending June 30, 2024. On June 1, 2024, the Former Servicer transferred the Servicing Agreements to Newrez, an affiliate of the New Manager, pursuant to the Servicing Transfer Agreement. The terms of the Servicing Agreements remain substantially the same.

Servicing fees for mortgage loans range from 0.42% to 1.25% annually of UPB at acquisition (or the fair market value or purchase price of REO) and are paid monthly. The servicing fee is based upon the status of the loan at acquisition. A change in status from RPL to NPL does not cause a change in the servicing fee rate.

Servicing fees for the Company’s real property assets that are not held in joint ventures are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure and (ii) 1.00% annually of the fair market value of the REO or 1.00% annually of the purchase price of any REO otherwise purchased by the Company.

The accompanying notes are an integral part of the consolidated interim financial statements.

Newrez is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to foreclosed property undertaken on the Company’s behalf. The total fees incurred by the Company for these services are dependent upon the following: (i) for fees based on mortgage loans, the total fees will be dependent upon the UPB and the type of mortgage loans that the Servicer services; and (ii) for fees based on REO properties, property values, previous UPB of the relevant loan, and the number of REO properties.

If any Servicing Agreement has been terminated other than for cause and/or the Servicer terminates the Servicing Agreement, the Company will be required to pay a termination fee equal to the aggregate servicing fees payable under the applicable Servicing Agreement for the immediately preceding 12-month period.

Trademark Licenses

Aspen has historically granted the Company a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use the name “Great Ajax” and the related logo. The agreement has no specified term, however, if the management contract with the Former Manager expired or was terminated, the trademark license agreement would terminate within 30 days. In connection with the Strategic Transaction, on May 20, 2024, Aspen assigned the trademark to the name “Great Ajax” and the related logo to the Company.

Note 11 — Stock-based Payments and Director Fees

Each of the Company’s independent directors receives an annual retainer of $140,000, payable quarterly. Prior to the third quarter of 2024, 50% of the fee was payable in shares of the Company's common stock and 50% was payable in cash. The Company had the option to pay the annual retainer with up to 100% in cash at its discretion. In the third quarter of 2024, the Company’s Board of Directors voted to revise the independent directors’ compensation so that on a quarterly basis, each director may elect to take their fees in either cash or stock. During the nine months ended September 30, 2024, the Company's lead director of the special committee was paid an additional one-time payment of $15,000, paid as a lump sum, 100% of which was paid in shares of the Company's common stock in the first quarter of 2024.

The following table sets forth the Company’s stock-based independent director fees ($ in thousands):

Stock-based Director Fees

	For the three months ended September 30,
	2024		2023
	Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized
Independent director fees	2,000	$—	—	$—
Totals	2,000	$—	—	$—

	For the nine months ended September 30,
	2024		2023
	Number of shares	Amount of expense recognized	Number of shares	Amount of expense recognized
Independent director fees	2,000	$—	13,020	$88
Totals	2,000	$—	13,020	$88

The accompanying notes are an integral part of the consolidated interim financial statements.

Restricted Stock

The Company may periodically issue equity or equity-based incentive awards to RCM GA, which may in turn issue incentives to the directors, managers, officers, employees of, or advisors or consultants to, RCM GA or its affiliate. The Company previously granted shares of its common stock to employees of the Former Manager and the Former Servicer. The Company granted no shares of its common stock during the three months ended September 30, 2024; however, during the nine months ended September 30, 2024 the Company granted 66,421 shares of its common stock, which have vesting periods of up to one year. Comparatively, the Company granted 3,103 and 28,562 shares of its common stock to employees of the Former Manager and the Former Servicer during the three and nine months ended September 30, 2023, respectively, which have vesting periods of four years. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant. All restricted stock granted to employees of the Former Manager and the Former Servicer vested as of May 20, 2024 in connection with stockholder approval of the Strategic Transaction.

The Company may issue grants of its shares of common stock from time to time to its directors. Also, in connection with the Strategic Transaction, any former directors’ shares that did not fully vest as of the transaction date were forfeited. The two remaining directors that remained on the reconstituted Board of Directors remain on the same vesting terms.

Under the Company’s 2014 Director Equity Plan and 2016 Equity Incentive Plan, the Company made grants of restricted stock to its Directors and to employees of the Former Manager and the Former Servicer as set forth in the table below:

	Employee and Service Provider Grants			Director Grants
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Nine months ended September 30, 2023
January 1, 2023 outstanding unvested share grants	310,262		$10.98	—		$—
Shares vested	(30,515)		11.56	—		—
Shares forfeited	(5,668)		10.30	—		—
Shares granted	3,000		7.34	25,000		7.15
March 31, 2023 outstanding unvested share grants	277,079		$10.88	25,000		$7.15
Shares vested	(9,475)		11.25	—		—
Shares forfeited	(7,084)		11.16	—		—
Shares granted	22,459		6.50	—		—
June 30, 2023 outstanding unvested share grants	282,979	(1)	$10.52	25,000	(2)	$7.15
Shares vested	(104,503)		10.81	—		—
Shares forfeited	(4,251)		10.60	—		—
Shares granted	3,103		6.95	—		—
September 30, 2023 outstanding unvested share grants	177,328		$10.28	25,000		$7.15

(1)Weighted average remaining life of unvested shares for employee and service provider grants at September 30, 2023 is 1.8 years.
(2)Weighted average remaining life of unvested shares for director grants at September 30, 2023 is 1.4 years.

The accompanying notes are an integral part of the consolidated interim financial statements.

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Nine months ended September 30, 2024
January 1, 2024 outstanding unvested share grants	159,142	$10.33	25,000		$7.15
Shares vested	(3,250)	10.74	—		—
Shares forfeited	(2,167)	7.89	—		—
Shares granted	66,421	3.59	—		—
March 31, 2024 outstanding unvested share grants	220,146	$8.29	25,000		$7.15
Shares vested	(210,093)	9.40	(12,500)		7.15
Shares forfeited	(10,053)	8.79	(7,500)		7.15
Shares granted	—	—	—		—
June 30, 2024 outstanding unvested share grants	—	$—	5,000	(1)	$7.15
Shares vested	—	—	—		—
Shares forfeited	—	—	—		—
Shares granted	—	—	2,000		3.56
September 30, 2024 outstanding unvested share grants	—	$—	7,000		$6.12

(1)Weighted average remaining life of unvested shares for employee and service provider grants at September 30, 2024 is 0.7 years.

The following table presents the expenses for the Company’s equity incentive plans ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Restricted stock grants	$—	$353	$1,409	$1,154
Director grants	13	22	51	112
Total expenses for plan grants	$13	$375	$1,460	$1,266

Note 12 — Income Taxes

The Company intends to qualify as a REIT for each of its tax years through December 31, 2024. A REIT is generally not subject to US federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

The Company’s consolidated financial statements include the operations of two TRS entities, GA-TRS and GAJX, which are subject to U.S. federal, state and local income taxes on their taxable income. The TRS entities recorded nominal amounts of income tax for the three and nine months ending both September 30, 2024 and September 30, 2023.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 13 — Earnings per Share

The following table sets forth the components of basic and diluted EPS ($ in thousands, except per share):

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss attributable to common stockholders	$(8,029)	45,327,254		$(6,089)	24,001,702
Allocation of loss to participating restricted shares		—		62	—
Net loss attributable to unrestricted common stockholders	$(8,029)	45,327,254	$(0.18)	$(6,027)	24,001,702	$(0.25)
Effect of dilutive securities(1,2)
Restricted stock grants and Former Manager and director fee shares(3)	—	—		(62)	242,445
Diluted EPS
Net loss attributable to common stockholders and dilutive securities	$(8,029)	45,327,254	$(0.18)	$(6,089)	24,244,147	$(0.25)

(1)The Company’s outstanding 2020 Warrants for an additional 1,950,672 shares of common stock and effect of the put option share settlement would have an anti-dilutive effect on diluted earnings per share for the three months ended September 30, 2023 and has not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company’s diluted EPS calculation for the three months ended September 30, 2024 and 2023 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of restricted stock grants and manager and director fee shares on the Company’s diluted EPS calculation for the three months ended September 30, 2024 would have been anti-dilutive and have been removed from the calculation.

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss attributable to common stockholders	$(95,088)	38,482,055		$(26,064)	23,395,727
Allocation of loss to participating restricted shares	304	—		324	—
Net loss attributable to unrestricted common stockholders	$(94,784)	38,482,055	$(2.46)	$(25,740)	23,395,727	$(1.10)
Effect of dilutive securities(1,2)
Restricted stock grants and Former Manager and director fee shares(3)	—	—		(324)	293,191
Diluted EPS
Net loss attributable to common stockholders and dilutive securities	$(94,784)	38,482,055	$(2.46)	$(26,064)	23,688,918	$(1.10)

(1)The Company’s 2020 Warrants and Rithm Warrants, which were partially outstanding for the nine months ended September 30, 2024 and the 2020 Warrants which were outstanding for the entire nine months ended September 30, 2023, would have an anti-dilutive effect on diluted earnings per share for the respective periods they were outstanding and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company’s diluted EPS calculation for the nine months ended September 30, 2024 and 2023 would have been anti-dilutive and have been removed from the calculation.
(3)The effect of restricted stock grants and manager and director fee shares on the Company’s diluted EPS calculation for the nine months ended September 30, 2023 would have been anti-dilutive and have been removed from the calculation.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 14 — Equity

Common Stock

As of September 30, 2024 and December 31, 2023, the Company had 44,978,969 and 27,460,161 shares, respectively, of $0.01 par value common stock outstanding with 125,000,000 shares authorized at each period end.

During the nine months ended September 30, 2024 , the Company issued shares in the following transactions:

1. 2,874,744 shares of common stock to Rithm at a purchase price of $4.87 per share, for aggregate proceeds of approximately $14.0 million.
2. 3,174,645 shares of common stock to the Former Manager in connection with the termination of the Former Management Agreement.
3. 12,046,218 shares of common stock to preferred shareholders in exchange for its outstanding preferred stock and related warrants.

Preferred Stock

The Company issued shares of preferred stock which were issued to institutional accredited investors in a series of private placements during the year ended December 31, 2020. The Company issued 2,307,400 shares of Series A Preferred Stock and 2,892,600 shares of Series B Preferred Stock. The shares of Preferred Stock had a liquidation preference of $25.00 per share.

During the year ended December 31, 2022, the Company repurchased and retired 1,882,451 shares of its Series A and 1,757,010 shares of its Series B in a series of repurchase transactions. The Preferred Stock was repurchased for an aggregate of $88.7 million at an average price of $24.37 per share, representing a discount of approximately 2.5% to the face value of $25.00 per share. The repurchase of the Preferred Stock caused the recognition of $8.2 million of preferred stock discount during the year ended December 31, 2022. There were no repurchases of Preferred Stock in the three and nine months ended September 30, 2024 and 2023.

During the nine months ended September 30, 2024, the Company exchanged the remaining 424,949 shares of its outstanding Series A and 1,135,590 shares of its outstanding Series B and the associated warrants for newly issued shares of its common stock. A total of 12,046,218 shares of common stock were issued during the nine months ended September 30, 2024, with 9,464,524 shares of common stock exchanged during the quarter ended March 31, 2024 and 2,581,694 shares of common stock exchanged subsequent to the approval of the Company’s stockholders on May 20, 2024. No preferred stock or warrants were exchanged during the three and nine months ended September 30, 2023.

At September 30, 2024 and December 31, 2023, the Company had zero and 424,949 shares of Series A and zero and 1,135,590 shares of Series B outstanding, respectively. There were 25,000,000 shares, cumulative for all series, authorized as of both September 30, 2024 and December 31, 2023.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company’s Board of Directors approved a stock buyback of up to $25.0 million of its common shares. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common shares, trading volume and general circumstances and market conditions. The Company has repurchased 525,039 shares of common stock for an aggregate purchase price of $5.1 million leaving $19.1 million remaining under the authorization. The Company did not repurchase any shares during the three and nine months ended September 30, 2024 and September 30, 2023.

As of September 30, 2024, the Company held 1,664,365 shares of treasury stock consisting of 777,414 shares received through distributions of the Company’s shares previously held by the Former Manager, including 628,580 received during the quarter ended September 30, 2024, 361,912 shares received through Gregory and 525,039 shares acquired through open market purchases.

The accompanying notes are an integral part of the consolidated interim financial statements.

As of December 31, 2023, the Company held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of the Company’s shares previously held by its Former Manager, 361,912 shares received through its Servicer and 525,039 shares acquired through open market purchases.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. The Company issued no shares under the plan during the three and nine months ended September 30, 2024 and 2023.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Program”). During the three and nine months ended September 30, 2024, no shares of common stock were sold under the ATM Program. Comparatively, during the three and nine months ended September 30, 2023, 2,182,152 and 2,621,742 shares of common stock were sold, respectively, under the ATM Program for total net proceeds of approximately $14.3 million and $17.2 million, respectively. On September 6, 2024, the Company filed a registration statement with the SEC on Form S-3 to increase the maximum aggregate offering price to up to $400 million of common stock, preferred stock, debt securities, warrants and units available to be sold in public offerings or pursuant to the ATM Program. The filed shelf registration statement when declared effective by the SEC will replace the Company’s prior shelf registration statement. The securities described in the recently filed shelf registration statement may not be sold and offers to buy may not be accepted prior to the time the registration statement becomes effective.

Accumulated Other Comprehensive Loss

The Company recognizes unrealized gains or losses on its investment in debt securities AFS as components of other comprehensive loss. Additionally, other comprehensive loss includes unrealized gains or losses associated with the transfer of the Company's investment in debt securities from AFS to HTM. These amounts are subsequently amortized from other comprehensive loss into earnings over the same period as the related unamortized discount. Total accumulated other comprehensive loss on the Company’s balance sheet at September 30, 2024 and December 31, 2023 was as follows ($ in thousands):

Investments in securities:	September 30, 2024	December 31, 2023
Unrealized gains on debt securities available-for-sale	$375	$637
Unrealized losses on debt securities available-for-sale	(5,052)	(8,675)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(3,602)	(5,989)
Accumulated other comprehensive loss	$(8,279)	$(14,027)

Non-controlling Interests

At September 30, 2024, the Company had non-controlling interests attributable to ownership interest for two legal entities and at December 31, 2023, the Company had non-controlling interests attributable to ownership interests for three legal entities.

At September 30, 2024 and December 31, 2023, the Company’s ownership interest is approximately zero and 53.1% of AS Ajax E II, respectively, and it previously consolidated the assets, liabilities, revenues and expenses of the entity.

At both September 30, 2024 and December 31, 2023, the Company’s ownership interest is approximately 50.0% of 2017-D and it consolidates the assets, liabilities, revenues and expenses of the trust.

At both September 30, 2024 and December 31, 2023, the Company’s ownership interest is approximately 99.9% of Great Ajax II REIT and it consolidates the assets, liabilities, revenues and expenses of the entity.

The accompanying notes are an integral part of the consolidated interim financial statements.

Note 15 — Subsequent Events

On October 18, 2024, the Company’s Board of Directors declared a cash dividend of $0.06 per share to be paid on November 29, 2024, to stockholders of record as of November 15, 2024.

On October 18, 2024, the Company’s Board of Directors approved, and the Company and the New Manager entered into an amendment to the Management Agreement (the “Amendment”) to provide that the base management fee and the incentive fee shall be payable in cash or, at the election of the New Manager, in shares of common stock of the Company, subject to the terms and conditions of the Amendment.

The accompanying notes are an integral part of the consolidated interim financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the performance of our investments, expected results, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission as well as under Part II, Item 1A. “Risks Factors” included in our Quarterly report on Form 10-Q for the quarter ended June 30, 2024. These risks include, among others:

•our ability to recognize the anticipated benefits of the strategic transaction with Rithm and its affiliates (the “Strategic Transaction”);
•changes to our business strategy as a result of the Strategic Transaction;
•Rithm’s ability to manage and address potential conflicts of interest relating to our investment objectives, which may overlap with the investment objectives of Rithm or one of its operating companies;
•the impact of our termination of the Former Manager and the entry into the Management Agreement with RCM GA, a subsidiary of Rithm;
•the significant losses we have incurred to date from our holdings of non-performing loans (“NPLs”) and re-performing loans (“RPLs”);
•the expectation that we will continue to incur increasing and significant consolidated net losses from our mortgage holdings;
•the Servicer’s ability to perform its obligations under the Servicing Agreements;
•difficulties in consummating sales of our NPLs and RPLs loans at attractive prices and on a prompt timeline or at all and adverse market developments negatively impacting the value of, and the returns expected from, such assets;
•the impact of changes in interest rates and the market value of the collateral underlying our RPL and NPL portfolios or of our other real estate assets;
•the risk of delinquency, foreclosure and loss associated with commercial real estate-related investments that are secured by commercial real property;
•the non-recourse nature of our investments in commercial mortgage loans and the limited options for financial recovery in the event of default;
•general risks of commercial real estate investments, including, but not limited to, the risk of delinquency and foreclosure, the risks of loss, the dependence upon the successful operation of, and the net income from, real property, and the risks that may be specific to a particular type or use of a particular property;
•risks associated with the servicers of commercial real estate loans;
•the risks associated with investments in commercial mortgage-backed securities (“CMBS”), including, but not limited to, interest shortfalls, the regulation of commercial real estate loans and the results of bankruptcy or insolvency claims which could invalidate the debt;
•the impact of conditions, including adverse changes, in the real estate, mortgage or housing markets and changes in the general economy;
•our share price has been and may continue to be volatile;

•the broader impacts of interest rates, inflation, and potential for a global economic recession;
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

We also direct readers to other risks and uncertainties referenced in this report, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and under Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q (“report”), unless the context indicates otherwise, references to “Great Ajax,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Great Ajax Corp. and its affiliates; “Operating Partnership” refers to Great Ajax Operating Partnership L.P., a Delaware limited partnership; our “Former Manager” refers to Thetis Asset Management LLC, a Delaware limited liability company; our “New Manager” refers to RCM GA LLC; “Aspen Capital” refers to the Aspen Capital group of companies; “the Servicer” or “Newrez” refers to Newrez LLC, a Delaware limited liability company and an affiliate of RCM GA; “Rithm” or “Rithm Capital” refers to Rithm Capital Corp., a Delaware corporation and the parent entity of RCM GA; and “Gregory” or our “Former Servicer” refer to Gregory Funding LLC, an Oregon limited liability company.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim consolidated financial statements and related notes included in Item 1. Consolidated interim financial statements of this report and in Item 8. Financial statements and supplementary data in our most recent Annual Report on Form 10-K, as well as the section entitled “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K.

Overview

Great Ajax Corp. is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. Historically, we have primarily targeted acquisitions of RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) NPLs, which are residential mortgage loans on which the most recent three payments have not been made. Historically, we acquired RPLs and NPLs either directly or in security form through joint ventures with institutional accredited investors. As discussed below, under RCM GA’s management, we have started to shift our strategic direction towards investments in the commercial real estate sector and we have begun to invest in commercial mortgage loans. Our mortgage loans and real properties are serviced by Newrez, a Rithm affiliate.

On June 11, 2024, we completed our previously announced Strategic Transaction with Rithm. The Strategic Transaction included a Securities Purchase Agreement entered into by the Company, the Operating Partnership, the Former Manager and Rithm (the “Securities Purchase Agreement”) on February 26, 2024, which provided for , upon the approval of the Company’s stockholders on May 20, 2024, (i) the sale of $14.0 million of the Company’s common stock to Rithm at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) as of the date of the Securities Purchase Agreement, and (ii) a new management agreement (as maybe amended, modified or supplemented from time to time, the “Management Agreement”) with RCM GA, under which RCM GA would become the Company's new external manager. In connection with the Strategic Transaction, we terminated our existing management contract with the Former Manager primarily in exchange for approximately 3.2 million shares of our common stock.

For a full description of the components of the Strategic Transaction, see our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2024.

The Company conducts substantially all of its business through our Operating Partnership and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. GA-TRS LLC (“GA-TRS”) is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Former Manager and previously owned an equity interest in the Former Servicer. GAJX Real Estate Corp. (“GAJX”) is a wholly-owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties acquired by the Company. The Company elected to treat GA-TRS and GAJX as a taxable REIT subsidiaries (“TRS”) under the Internal Revenue Code. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds real estate owned (“REO”) properties acquired upon the foreclosure or other settlement of its owned NPLs.

Our Operating Partnership, through interests in certain entities as of September 30, 2024, owns 99.9% of Great Ajax II REIT Inc. which owns Great Ajax II Depositor LLC which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of September 30, 2024, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single joint venture with our partners. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities (“VIEs”), and we have determined that we are the primary beneficiary of the VIEs.

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

Strategic Transaction

We believe the Strategic Transaction will have a number of strategic benefits for our stockholders, including the opportunity to benefit from a shift in our strategic direction and the opportunity for our Company to benefit from Rithm’s real estate, financial services and capital markets expertise, as well as Rithm’s industry relationships. Under RCM GA’s management, we seek to capitalize on commercial real estate investment opportunities.

Under RCM GA’s management, we have started to shift our strategic direction towards investments in the commercial real estate sector, and we have begun to invest in CMBS. Our target assets are expected to include preferred equity or debt instruments secured by mortgages on commercial real estate, small balance commercial loans, mezzanine loans secured by pledges of equity interests in entities that own commercial real estate or other forms of subordinated debt in connection with commercial real estate, as well as commercial mortgage servicing rights and operating businesses in the commercial real estate sector.

We do not anticipate investing further in residential mortgage loans, RPLs or NPLs. Given the change in focus of our business, we intend to, over time, reposition much of our existing portfolio. We believe commercial real estate offers an attractive investment opportunity given market dynamics that are creating significant refinancing challenges and funding gaps.

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets and single-family and smaller commercial properties as of September 30, 2024 and December 31, 2023 ($ in millions):

	September 30, 2024	December 31, 2023
Mortgage loans held-for-investment	$403.1	$864.6
Mortgage loans held-for-sale	31.3	55.7
Real estate owned	4.2	3.8
Investments in securities available-for-sale, at fair value	166.7	131.6
Investments in securities held-to-maturity	47.1	59.7
Investments in equity securities, at fair value	21.9	—
Investments in beneficial interests	89.0	104.2
Total mortgage related assets	$763.3	$1,219.6

We closely monitor the status of our mortgage loans and, through our Servicer, work with our borrowers to improve their payment records.

Market Trends and Outlook

The US economy expanded at a solid rate during the third quarter of 2024, as real gross domestic product (“GDP”) rose an estimated annualized 2.8% following an average annualized increase of 2.3% in the first half of the year. The 10-year breakeven inflation rate from Treasury Inflation Protected Securities was 2.19% on September 30, 2024, versus 2.29% on June 30, 2024, although this rate currently stands at 2.34% having risen from a low of 2.03% on September 10, 2024, the day before the release of August Consumer Price Index (“CPI”) data. The unemployment rate declined from July through September. The labor market appeared solid during the third quarter with low levels of unemployment claims, job growth that outpaced new labor market entrants and job openings that continued to exceed the number of unemployed job seekers.

Inflation. Although overall inflation rates have been reduced by declining oil prices, progress towards lower underlying inflation has stalled in recent months. The 12-month increase in the core CPI was 3.3% in September 2024, the same rate as in June 2024. Headline CPI price inflation in September 2024 stood at 2.4%, down from a 2024 high of 3.5% in March, as CPI energy prices declined 5.5% over the last six months.

Labor Markets. During the third quarter of 2024, job creation picked up with nonfarm payrolls averaging a gain of 186,000 jobs, versus an average of 147,000 jobs per month in the second quarter of 2024. The unemployment rate was unchanged at 4.1% in September as compared to March (though this is down from 4.3% in April). The balance between the supply of and demand for labor continued to gradually improve with the ratio of job openings to unemployed job seekers at 1.18 in September 2024, versus 1.21 in June 2024. Year-over-year wage growth picked up to 4.0% in September 2024, from 3.8% in June 2024, indicating a still tight labor market.

Housing Market. Home sales remained at low levels in the third quarter of 2024, with total home sales (new and existing) in September reported at an annual rate of 4.58 million, little changed from 4.57 million at the end of the second quarter of 2024. For comparison, total home sales averaged 4.77 million in 2023 and 5.72 million in 2022. Home price growth also moderated further with the 12-month increase in the median resale price of an existing home at 3.0% in September 2024, which compares to 4.1% in June 2024.

Commercial Real Estate Markets. Commercial real estate capitalization rates are stabilizing and CMBS spreads are tightening. As of the third quarter of 2024, year to date both are tighter by about ten basis points at 6.3% on capitalization rates. Spread tightening has helped issuance volumes, which are 29% higher in CMBS on a year-over-year basis through the third quarter of 2024. Refinancings are dominating in this cycle. Commercial Real Estate fundamentals, except for office, are holding up. Oversupplied commercial sectors, notably industrials and multi-family, witness to peak deliveries and significant declines in forward pipelines. The dislocations in the office sector will take years to work through and the quality of sponsor and location are key in value considerations. Meanwhile, consumer resilience is supporting performance of retail and lodging. In private label CMBS, modifications are dominating in this cycle, while foreclosures are rising although they remain below the global financial crisis cycle.

The economic conditions discussed above influence our investment strategy and results. The Federal Open Market Committee (“FOMC”) cut the federal funds rate target range by 50 basis points on September18, 2024, but has signaled that future interest rate adjustments are likely to be more gradual. Additionally, the 30-year fixed mortgage rate was 6.08% at the end of the third quarter as compared to 6.86% at the end of the second quarter.

The economic conditions discussed above influence our investment strategy and results. On markets, bond yields and mortgage rates declined modestly between the end of the second quarter and the end of the third quarter. The Fed Open Market Committee cut the fed funds rate target range by 50  basis points on September 18 but has signaled that future interest rate adjustments are likely to be more gradual. The 30-year fixed mortgage rate was 6.08% at the end of the third quarter compared to 6.86% at the end of the second quarter.

Factors That May Affect Our Operating Results

Acquisitions. In light certain financial challenges, including the significant losses we have incurred to date and limited sources of financing, we do not expect to be able to acquire significant new commercial mortgage assets in the near future.

Financing. We previously securitized our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The secured borrowings are structured as debt financings and not REMIC sales. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Currently there is substantial uncertainty in the securitization markets which has limited our access to financing.

Distributions. To qualify as a REIT under the code, we generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Expenses. Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the Servicing Agreements. Additionally, our Former Manager incurred and our New Manager incurs direct, out-of-pocket costs and expenses related to managing our business, which are contractually reimbursable by us. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties, and includes any charges for impairments to the carrying value of these assets, which may be significant. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.

Changes in Market Interest Rates. The FOMC recently cut the federal funds rate by 50 basis points which has had a favorable impact on the cost of funds of our repurchase lines of credit. Increases in interest rates, in general, may over time cause: (1) the value of our mortgage loan and MBS portfolio to further decline; (2) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to higher interest rates; (3) impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms; (4) reduce the ability or desire of borrowers to refinance their loans; (5) mortgage related assets may become more illiquid during periods of interest rate volatility; (6) difficulties refinancing our securitizations and increases in the costs of our repurchase facility financings; (7) increase our financing costs as we seek to renew or replace borrowing facilities; and (8) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the accretion of our purchase discounts; (2) the value of our mortgage loan and MBS portfolio to increase; (3) coupons on our ARM and hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (4) the interest expense associated with our borrowings to decrease; and (e) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, and other subjective assessments. In particular, we have identified six policies that, due to the judgment and estimates inherent in those policies, are critical to understanding our consolidated financial statements. These policies relate to (i) the allowance for credit losses, (ii) accounting for Interest income on our mortgage loan portfolio; (iii) accounting for Investments in securities available-for-sale and Investments in securities held-to-maturity (“HTM”); (iv) accounting for Investments in beneficial interests; (v) accounting for Interest expense on our secured borrowings, repurchase facilities, 2024 Notes and 2027 Notes; and (vi) fair values. We believe that the judgment and estimates used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments or estimates could result in material differences in our results of operations or financial condition. For further information, please refer to the Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as there have been no changes to these policies.

Recent Accounting Pronouncements

Refer to the notes to our interim financial statements for a description of relevant recent accounting pronouncements.

Results of Operations

Quarter Overview

Key items for the three months ended September 30, 2024, include:

•GAAP net loss attributable to common stockholders of $(8.0) million, or $(0.18) per diluted common share
•Common dividend of $2.7 million, or $0.06 per common share

We generated a consolidated net loss attributable to common stockholders under U.S. Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”) for the three months ended September 30, 2024, of $(8.0) million or $(0.18) per diluted common share after preferred dividends. Comparatively, our GAAP net loss attributable to common stockholders for the three months ended September 30, 2023, was $(6.1) million or $(0.25) per common share.

Table 1: Results of Operations

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Revenues:
Interest income	$12,348	$17,879	$40,001	$54,675
Interest expense	(8,660)	(14,838)	(34,333)	(44,802)
Net interest income	3,688	3,041	5,668	9,873
Net change in the allowance for credit losses	(857)	(330)	(5,087)	3,157
Net interest income after the net change in the allowance for credit losses	2,831	2,711	581	13,030
Loss from investments in affiliates	(624)	(628)	(1,077)	(991)
Loss on joint venture refinancing on beneficial interests	—	(1,215)	—	(11,024)
Mark to market loss on mortgage loans held-for-sale, net	(1,712)	—	(55,507)	—
Other (loss)/income	(3,278)	185	(5,119)	(1,836)
Total (loss)/revenue, net	(2,783)	1,053	(61,122)	(821)
Expenses:
Related party loan servicing fee	593	1,809	3,651	5,496
Related party management fee	2,235	1,940	21,866	5,769
Professional fees	1,083	611	2,643	2,534
Fair value adjustment on mark to market liabilities	—	540	(3,077)	4,001
Other expense	1,286	1,754	8,483	5,579
Total expense	5,197	6,654	33,566	23,379
Loss/(gain) on debt extinguishment	—	16	—	(31)
Loss before provision for income taxes	(7,980)	(5,617)	(94,688)	(24,169)
(Benefit)/provision for income taxes	(23)	(100)	119	174
Net loss	(7,957)	(5,517)	(94,807)	(24,343)
Less: net income/(loss) attributable to the non-controlling interest	72	25	(60)	79
Net loss attributable to the Company	(8,029)	(5,542)	(94,747)	(24,422)
Less: dividends on preferred stock	—	547	341	1,642
Net loss attributable to common stockholders	$(8,029)	$(6,089)	$(95,088)	$(26,064)

Net loss per share of common stock:
Basic	$(0.18)	$(0.25)	$(2.46)	$(1.10)
Diluted	$(0.18)	$(0.25)	$(2.46)	$(1.10)

Net Interest Income before the Allowance for Credit Losses

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
Net interest income before the allowance for credit losses increased $0.6 million versus the prior year quarter as we sold assets with a negative interest rate spread and redeployed capital into higher-yielding CMBS in the third quarter of 2024.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Net interest income before the allowance for credit losses decreased $4.2 million versus the prior year period primarily as a result of lower average balances on our investment portfolio and lower yields on our investments in beneficial interests.

Allowance for Credit Losses

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
Our allowance for credit losses increased $0.5 million versus the year ago period due to higher impairment on our investment in beneficial interests as the expected cash flows declined quarter over quarter on lower expected loan prices at liquidation.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Our allowance for credit losses decreased $8.2 million versus the prior year period primarily as a result of reclassifying loans from held to maturity to held-for-sale. Loans held-for-sale are not subject to accounting under CECL and the allowance was reversed and reclassified to the mark to market loss recorded during the same period.

The interest income detail for the three and nine months ended September 30, 2024 and 2023, are included in the table below ($ in thousands):

Table 2: Interest Income Detail

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Accretable yield recognized on loans	$6,288	$12,696	$26,338	$38,906
Interest income on debt securities	2,659	2,294	6,974	7,262
Bank interest income	1,016	745	2,680	1,807
Accretable yield recognized on beneficial interests	2,358	1,924	3,836	6,005
Other interest income	27	220	173	695
Interest income	$12,348	$17,879	$40,001	$54,675
Net change in the allowance for credit losses	(857)	(330)	(5,087)	3,157
Interest income after the net change in the allowance for credit losses	$11,491	$17,549	$34,914	$57,832

The average carrying balance of our mortgage loan portfolio decreased for the three months ended September 30, 2024, versus the comparative period in 2023 primarily due to loan sales as we reposition our balance sheet into CMBS. Additionally, the average carrying balances of our debt securities, beneficial interests and debt outstanding decreased for the three months ended September 30, 2024, versus the comparative period in 2023 due to paydowns, sales and redemptions offset by investments in CMBS. The average carrying balances for our portfolio are included in the table below ($ in thousands):

Table 3: Average Balances

	Three months ended September 30,
	2024	2023
Average mortgage loan portfolio	$479,181	$951,155
Average carrying value of debt securities	235,325	225,893
Average carrying value of beneficial interests	88,934	120,708
Total average asset backed debt	505,635	834,507

Loss from Equity Method Investments

Three and Nine Months Ended September 30, 2024 versus Three and Nine Months Ended September 30, 2023
Our loss from equity method investments for three and nine months ended September 30, 2024 versus the three and nine months ended September 30, 2023, was relatively unchanged. During the quarter ended September 30, 2024, we paid the final management fee to our Former Manager. Also during the quarter ended September 30, 2024, we liquidated our investments in two additional equity method investments and reclassified our investment in Gaea out of equity method investments to investments in equity securities at fair value on our consolidated balance sheets. We no longer have substantial influence over Gaea and as a result are no longer able to account for our investment using the equity method of accounting. We expect to liquidate our remaining investment in our Former Manager during the fourth quarter of 2024 or the first quarter of 2025.

Loss on Joint Venture Refinancing on Beneficial Interests
During the three and nine months ended September 30, 2023, we recorded a $1.2 million and $11.0 million loss, respectively on the redemption of several of our joint ventures. While the underlying loans from the joint ventures were re-securitized into new joint ventures where we continued to own the same proportionate interest of each class of securities, the transactions are treated as the redemption of the notes and certificates from the original trust. The redemptions proceeds were not sufficient to recover our carrying value of the beneficial interests. As a result, we recorded a loss on the redemptions. Comparatively, no joint ventures were redeemed during the three and nine months September 30, 2024.

Other Loss/Income

Three and Nine Months Ended September 30, 2024 versus Three and Nine Months Ended September 30, 2023
    Our other loss increased for the three and nine months ended September 30, 2024, versus the prior year primarily due to losses on the sale of our mortgage loans held-for-sale offset by lower losses on our sale of securities. The losses were incurred as we repositioned our balance sheet to investments in CMBS. We did not sell any mortgage loans in 2023. A breakdown of Other loss/income is provided in the table below ($ in thousands):

Table 4: Other (Loss)/Income

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Loss on sale of securities	$(2,372)	$(373)	$(2,372)	$(3,347)
Loss on sale of mortgage loans	(1,894)	—	(4,864)	—
Mark to market adjustment on securities	934	—	934	—
Other income	54	558	1,183	1,511
Total other (loss)/income	$(3,278)	$185	$(5,119)	$(1,836)

Expenses

Three and Nine Months Ended September 30, 2024 versus Three and Nine Months Ended September 30, 2023
Total expenses for the three months ended September 30, 2024, decreased as compared to the three months ended September 30, 2023 driven by lower loan servicing fee as the average balance of our mortgage loan portfolio declined year over year, lower other expenses and fair value losses on warrants that did no reoccur during the current quarter period.
Total expenses increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily as a result of the management termination fee paid to the Former Manager in shares of our stock, the duplicate management fee paid to our New Manager and the Former Manger from June 10, 2024, through August 26, 2024, and borrowing costs related to the Strategic Transaction. These increases were offset by lower servicing fees as the average balance of our mortgage loan portfolio declined year over year. Additionally, we recorded fair value gains on the Rithm Warrants that were classified as liabilities prior to the closing date of the Strategic Transaction and reclassified to equity on the closing date. A breakdown of expenses is provided in the Table 5 and a breakout of other expense in Table 6 below ($ in thousands):

Table 5: Expenses

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Other expense	$1,286	$1,754	$8,483	$5,579
Related party management fee	2,235	1,940	21,866	5,769
Related party loan servicing fee	593	1,809	3,651	5,496
Professional fees	1,083	611	2,643	2,534
Fair value adjustment on mark to market liabilities	—	540	(3,077)	4,001
Total expense	$5,197	$6,654	$33,566	$23,379

A breakdown of Other expense is provided in the table below ($ in thousands):

Table 6: Other Expense

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Borrowing related expenses	80	109	3,108	407
Employee and service provider share grants	—	353	1,408	1,154
Insurance	409	250	987	774
Taxes and regulatory expense	169	84	697	347
Directors' fees and grants	128	310	556	687
Impairment on real estate owned	5	249	521	1,045
Consulting expense	270	50	489	156
Other expense	225	349	717	1,009
Total other expense	$1,286	$1,754	$8,483	$5,579

Mortgage Loan Portfolio

Our loan portfolio activity for the three and nine months ended September 30, 2024 and 2023, is presented below ($ in thousands):

Table 7: Loan Portfolio Activity

	Three months ended September 30,
	2024		2023
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$413,916	$108,868	$961,277	$—
Mortgage loans acquired	—	—	313	—
Accretion recognized	6,288	—	12,696	—
Payments received on loans, net	(16,175)	(1,500)	(33,537)	—
Net reclassifications (to)/from mortgage loans held-for-sale, net	—	—	—	—
Mark to market on loans held-for-sale	—	(1,712)	—	—
Reclassifications to REO	—	—	(1,339)	—
Sale of mortgage loans	—	(74,341)	—	—
Net change in the allowance for credit losses	—	—	(330)	—
Other	(973)	—	—	—
Ending carrying value	$403,056	$31,315	$939,080	$—

	Nine months ended September 30,
	2024		2023
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$864,551	$55,718	$989,084	$—
Mortgage loans acquired	—	—	14,401	—
Accretion recognized	26,338	—	38,906	—
Payments received on loans, net	(55,792)	(7,550)	(105,120)	—
Net reclassifications (to)/from mortgage loans held-for-sale, net	(428,029)	428,029	—	—
Mark to market on loans held-for-sale	—	(55,507)	—	—
Reclassifications to REO	(1,696)	(345)	(1,348)	—
Sale of mortgage loans	—	(388,591)	—	—
Net change in the allowance for credit losses	(1,112)	—	3,157	—
Other	(1,204)	(439)	—	—
Ending carrying value	$403,056	$31,315	$939,080	$—

Table 8: Loan Portfolio Composition

As of September 30, 2024 and December 31, 2023, our portfolios consisted of the following ($ in thousands):

September 30, 2024		December 31, 2023
No. of Loans	2,664	No. of Loans	5,023
Total UPB(1)	$463,960	Total UPB(2)	$957,175
Interest-Bearing Balance	$421,945	Interest-Bearing Balance	$875,209
Deferred Balance(2)	$42,016	Deferred Balance(2)	$81,966
Market Value of Collateral(3)	$1,159,217	Market Value of Collateral(3)	$2,115,857
Current Purchase Price/Total UPB	80.0%	Current Purchase Price/Total UPB	81.6%
Current Purchase Price/Market Value of Collateral	38.0%	Current Purchase Price/Market Value of Collateral	41.5%
Weighted Average Coupon	4.51%	Weighted Average Coupon	4.51%
Weighted Average LTV(4)	48.8%	Weighted Average LTV(4)	54.2%
Weighted Average Remaining Term (months)	270	Weighted Average Remaining Term (months)	288

(1)At September 30, 2024 and December 31, 2023, our loan portfolio consists of fixed rate (56.0% of UPB), ARM (7.0% of UPB) and Hybrid ARM (37.0% of UPB); and fixed rate (60.0% of UPB), ARM (6.4% of UPB) and Hybrid ARM (33.6% of UPB), respectively.
(2)Represents amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)As of the reporting date.
(4)UPB as of September 30, 2024 and December 31, 2023, divided by market value of collateral and weighted by the UPB of the loan.

Table 9: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of September 30, 2024 and December 31, 2023, respectively ($ in thousands):

Portfolio at September 30, 2024

	Years of Origination
	After 2008	2006 – 2008	2005 and prior
Number of loans	308	1,499	857
UPB	$54,531	$305,189	$104,240
Percent of mortgage loan portfolio by year of origination	11.8%	65.7%	22.5%
Loan Attributes:
Weighted average loan age (months)	152.4	212.2	251.2
Weighted average loan-to-value	47.9%	51.5%	41.2%
Delinquency Performance:
Current	73.9%	78.9%	77.1%
30 days delinquent	5.2%	9.9%	9.5%
60 days delinquent	—%	0.3%	0.4%
90+ days delinquent	12.8%	8.3%	10.0%
Foreclosure	8.1%	2.6%	3.0%

Portfolio at December 31, 2023

	Years of Origination(1)
	After 2008	2006 – 2008	2005 and prior
Number of loans	578	2,827	1,618
UPB	$123,340	$616,185	$217,650
Percent of mortgage loan portfolio by year of origination	12.9%	64.4%	22.7%
Loan Attributes:
Weighted average loan age (months)	129.5	203.1	242.2
Weighted average loan-to-value	54.5%	57.0%	46.1%
Delinquency Performance:
Current	59.2%	61.1%	61.2%
30 days delinquent	9.1%	11.7%	11.8%
60 days delinquent	5.8%	6.5%	6.8%
90+ days delinquent	15.9%	13.7%	14.5%
Foreclosure	10.0%	7.0%	5.7%

(1)Includes 262 loans that were classified from Mortgage loans held-for investment, net to Mortgage loans held-for-sale, net with a total UPB of $64.2 million and a carrying value of $64.3 million.

Table 10: Loans by State

The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof at September 30, 2024 and December 31, 2023 ($ in thousands):

September 30, 2024						December 31, 2023
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	437	$128,826	27.9%	$326,768	28.1%	CA	678	$216,124	22.6%	$508,854	24.0%
FL	351	58,042	12.5%	162,367	14.0%	FL	792	159,018	16.6%	366,829	17.3%
TX	166	13,683	2.9%	44,111	3.8%	NY	344	101,946	10.7%	209,509	9.9%
GA	148	15,655	3.4%	45,045	3.9%	NJ	274	60,837	6.4%	115,635	5.5%
NY	144	41,968	9.0%	95,938	8.3%	MD	198	47,391	5.0%	79,587	3.8%
NJ	138	27,813	6.0%	61,813	5.3%	VA	171	35,359	3.7%	68,100	3.2%
MD	115	25,226	5.4%	44,440	3.8%	TX	318	31,445	3.3%	85,808	4.1%
IL	107	17,040	3.7%	31,888	2.8%	GA	264	30,719	3.2%	77,210	3.6%
NC	103	11,863	2.6%	31,944	2.8%	IL	182	29,826	3.1%	48,824	2.3%
VA	87	17,392	3.7%	37,719	3.3%	MA	136	27,266	2.8%	64,592	3.1%
Other	868	106,452	22.9%	277,184	23.9%	Other	1,666	217,244	22.6%	490,909	23.2%
	2,664	$463,960	100.0%	$1,159,217	100.0%		5,023	$957,175	100.0%	$2,115,857	100.0%

(1)As of the reporting date.

Liquidity and Capital Resources

Source and Uses of Cash

During the nine months ended September 30, 2024, our primary sources of cash have consisted of proceeds from the sale of residential mortgage loans and securities as well as paydowns and interest income from our investment portfolio. Historically, our primary sources of cash have also included proceeds from our securities offerings, our secured borrowings, repurchase agreements, principal and interest payments on our loan portfolio, principal paydowns on securities, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include secured borrowings, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities).

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

As of September 30, 2024 and December 31, 2023, substantially all of our invested capital was residential mortgage loans, residential mortgage backed securities and CMBS, and beneficial interests. We also held approximately $84.0 million of cash and cash equivalents, an increase of $31.2 million from our balance of $52.8 million at December 31, 2023. Our average daily cash balance during the quarter was $76.6 million, an increase of $21.4 million from our average daily cash balance of $55.2 million during the three months ended December 31, 2023.

Operating, Investing and Financing Cash Flows

Our operating cash inflows for the nine months ended September 30, 2024 were $2.7 million. Comparatively, our operating cash outflows for the nine months ended September 30, 2023 were $34.4 million. Our primary operating cash inflow is cash interest payments on our mortgage loans of $23.8 million and $33.4 million for the nine months ended September 30, 2024 and 2023, respectively. Non-cash interest income accretion on our mortgage loans was $2.7 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively. Non-cash interest income on beneficial interests was $3.8 million and $6.0 million during the nine months ended September 30, 2024 and 2023, respectively. Interest income on debt securities was $5.4 million and $7.2 million during the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024, our investing cash inflows of $428.3 million were driven by the net proceeds from the sales of our mortgage loans of $384.1 million, sales of our debt securities of $57.8 million, principal and interest collections on our securities of $45.5 million, principal payments and payoffs of our mortgage loan portfolio of $40.6 million offset by purchases of CMBS of $101.7 million. For the nine months ended September 30, 2023, our investing cash inflows of $149.0 million were driven by payoffs of our mortgage loan portfolio of $71.2 million, principal and interest collections on our securities of $101.3 million and proceeds from refinancing and sale of our debt securities of $61.7 million, partially offset by the purchase of securities of $74.3 million and acquisitions of mortgage loans of $14.4 million.

Our financing cash flows are driven primarily by funding used to acquire mortgage assets as well as the debt service on our 2024 Notes and 2027 Notes. We fund our mortgage loan pools primarily through secured borrowings and repurchase agreements and we fund our debt securities primarily through repurchase agreements. For the nine months ended September 30, 2024, we had net financing cash outflows of $399.9 million primarily driven by the redemption of our 2024 Notes of $103.5 million, net repayments on our repurchase transactions of $144.3 million, and pay downs of our secured borrowings of $146.1 million. For the nine months ended September 30, 2023, we had net financing cash outflows of $98.5 million primarily driven by repayments of $53.8 million on repurchase transactions and pay downs of existing debt obligations of $43.8 million on secured borrowings. For the nine months ended September 30, 2024 and 2023, we paid $9.6 million and $17.1 million, respectively, in combined dividends and distributions.

Financing Activities — Equity Offerings

On February 28, 2020, our board of directors (“Board of Directors”) approved a stock repurchase program of up to $25.0 million of our common stock. The amount and timing of any repurchases depends on a number of factors, including but not limited to the price and availability of the common stock, trading volume and general circumstances and market conditions. We have repurchased 525,039 shares of common stock for an aggregate purchase price of $5.1 million leaving $19.1 million remaining under the authorization. No shares were repurchased during the nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and 2023, we held 1,664,365 shares of treasury stock consisting of 777,414 shares received through distributions of our shares previously held by our Former Manager, 361,912 shares received through our Former Servicer and 525,039 shares acquired through open market purchases.

On June 11, 2024, we entered into a termination and release agreement with the Former Manager and issued approximately 3.2 million shares of common stock to our Former Manager in connection at a share price of $4.87 per share. In connection with the execution of our new Management Agreement, we issued 2.9 million shares of common stock to Rithm at a purchase price of $4.87 per share, for aggregate proceeds of approximately $14.0 million.

During the nine months ended September 30, 2024, we exchanged the remaining 424,949 shares of our outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of our outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for newly issued shares of our common stock. A total of 12,046,218 shares of common stock were issued pursuant to the exchange. No preferred stock or warrants were exchanged during the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, we did not sell any shares of common stock under our At the Market program. Comparatively, during the three and nine months ended September 30, 2023, we sold 2,182,152 and 2,621,742 shares, respectively, of common stock for proceeds, net of issuance costs of $14.2 million and $17.2 million, respectively. Under our At the Market program, which we sell, through our agents, we may sell shares of common stock with an aggregate offering price of up to $100.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our common stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale.

On September 6, 2024, the Company filed a registration statement with the SEC on Form S-3 to increase the maximum aggregate offering price to up to $400 million of common stock, preferred stock, debt securities, warrants and units available to be sold in public offerings or pursuant to the “at the market” program, as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. The filed shelf registration statement when declared effective by the SEC will replace the Company’s prior shelf registration statement. The securities described in the recently filed shelf registration statement may not be sold and offers to buy may not be accepted prior to the time the registration statement becomes effective.

Financing Activities — Secured Borrowings, 2024 Notes and 2027 Notes

Secured Borrowings

We historically have financed our business through secured borrowings. The secured borrowings are generally structured as debt financings. The loans included in the secured borrowings remain on our consolidated balance sheet as we are the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. Our exposure to the obligations of the VIEs is generally limited to our investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of our other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. We do not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

Our non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. We have no non-rated secured borrowing outstanding at September 30, 2024.

Our rated secured borrowings are generally structured as “REIT TMP” transactions which allows us to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. Our rated secured borrowings generally issue classes of debt from AAA through mezzanine. We generally retain the mezzanine and residual certificates in the transactions. We have retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at September 30, 2024.

The following table sets forth the original terms of all outstanding notes from our secured borrowings outstanding at September 30, 2024 at their respective cutoff dates:

Table 11: Secured Borrowings

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

2024 Notes (Convertible Senior Notes)

During 2017 and 2018, we completed the public offer and sale of our 2024 Notes, in three separate offerings which form a single series of fungible securities. At September 30, 2024 and December 31, 2023, the UPB of the debt was zero and $103.5 million, respectively. The 2024 Notes had an interest rate of 7.25% per annum and were payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. The 2024 Notes matured on April 30, 2024. We redeemed the notes in full on April 30, 2024 for an aggregate amount of $103.5 million and 15 days of accrued interest.

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

Under the indenture governing the 2027 Notes, a subsidiary guarantor’s guarantee will terminate upon: (i) the sale, exchange, disposition or other transfer (including by way of consolidation) of the subsidiary guarantor or the sale or disposition of all or substantially all the assets of the subsidiary guarantor otherwise permitted by the indenture, (ii) satisfaction of the requirements for legal or covenant defeasance or discharge of the 2027 Notes, or (iii) no default or event of default has occurred and is continuing under the indenture.
The following table presents summarized financial information for the guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

Table 12: Summary of Issuer and Guarantor Financial Statements

	September 30, 2024	December 31, 2023
Total Assets	$381,897	$382,962

Borrowings under repurchase transactions	163,127	158,741
Convertible senior notes and notes payable, net	107,432	210,360
Other liabilities	4,286	44,931
Total liabilities	274,845	414,032

Total equity (deficit)	107,052	(31,070)
Total Liabilities and Equity	$381,897	$382,962

Nine months ended
September 30, 2024
Total loss on revenue, net	$(11,870)

Management fees and loan servicing fees	20,797
Other expenses	7,337
Loss attributable to the Company	(40,004)
Less: dividends on preferred stock	341
Net loss attributable to common stockholders	$(40,345)

Repurchase Transactions

The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “Seller” to a counterparty, the “buyer” . As of the quarter ended September 30, 2024, only one facility is outstanding. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month SOFR, which is fixed for the term of the borrowing. The advance rate is between 75% and 90% of the asset’s acquisition price, d The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Company’s Operating Partnership.

The Company has also entered into four repurchase facilities, as of September 30, 2024, substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are the Company’s investments in bonds and bonds retained from the Company’s secured borrowings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time.

The Company has effective control over the assets subject to all these transactions; therefore, the Company’s repurchase transactions are accounted for as financing arrangements. The Operating Partnership, as guarantor, will provide to the buyers a limited guaranty (“Guaranty”) of certain losses incurred by the buyers in connection with certain events and/or the Seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the Seller, the occurrence of certain bad acts by the Seller, the occurrence of certain insolvency events of the Seller or other events specified in the Guaranty. As security for its obligations under the Guaranty, the guarantor will pledge the trust certificate representing the guarantor’s 100% beneficial interest in the Seller.

The following table presents certain details of our repurchase transactions for the three months ended September 30, 2024 and December 31, 2023, ($ in thousands):

Table 13: Repurchase Balances

	Three months ended
	September 30, 2024	December 31, 2023
Balance at the end of period	$231,464	$375,745
Maximum outstanding balance during the quarter	266,731	392,024
Average balance	239,810	378,426

The decrease in our average balance from $378.4 million for the three months ended December 31, 2023, to our average balance of $239.8 million for the three months ended September 30, 2024, is a result of paydowns and asset sales.

As of September 30, 2024 and December 31, 2023, we did not have any credit facilities or other outstanding debt obligations other than the repurchase facilities, secured borrowings, warrant liability, 2024 Notes (as of December 31, 2023) and 2027 Notes.

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

See Note 9 — Debt to the consolidated financial statements included in this report, for additional details of our repurchase transactions and balances.

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

Table 14: Investments in Joint Ventures

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

On January 1, 2023, we transferred $83.0 million of investment securities from AFS to HTM due to sale restrictions under the European risk retention requirements for securitizations. The Company’s investment in HTM securities represent the 5.01% the company is required to retain under the European risk retention rules for our secured borrowings (the “EU Retained Interest”). Article 6(1) of Regulation (EU) 2017/2402 of the European Parliament and of the Council. Pursuant to the terms of these debt securities, the Company must hold at least 5.01% of the nominal value of each class of securities offered or sold to investors and the Company is prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed.

A summary of our investments in debt securities AFS and HTM issued by joint ventures is presented below ($ in thousands):

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	2.12%		5.01%	$9,753	$3,950	(4)
	Class B notes due 2061	18,170	3.72%		31.90%	$5,796	$5,796	(4)

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	191,468	2.00%		5.00%	$9,573	$4,305	(4)
	Class B notes due 2060	25,529	4.00%		20.00%	$5,106	$5,106	(4)

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(2)	10.01%	$43,119	$16,665	(4)
	Class M notes due 2060	19,415	2.94%		10.01%	1,943	1,943	(4)
	Class B-1 and B-2 notes due 2060	38,313	3.73%		10.01%	3,835	3,835	(4)
	Class B-3 notes due 2060	29,253	3.73%		19.57%	5,725	5,691	(4)

					Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		5.01%		$23,852	$8,775	(4)
	Class B notes due 2061	49,463	3.75%		12.60%		6,232	6,232	(4)

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		5.08%		$16,133	$8,765	(4)
	Class B notes due 2061	32,995	3.75%		20.00%		6,599	6,413	(4)

Ajax Mortgage Loan Trust 2022-A/ April 2022	Class A notes due 2061	$154,921	3.47%	(2)	5.00%	(3)	$7,746	$5,259
	Class M notes due 2061	21,762	3.00%		5.89%		1,282	1,285

Ajax Mortgage Loan Trust 2022-B/ June 2022	Class A notes due 2062	$169,924	3.47%	(2)	5.70%	(3)	$9,692	$7,199
	Class M notes due 2062	17,776	3.00%		17.18%		3,054	3,054

Ajax Mortgage Loan Trust 2023-A/ February 2023	Class A notes due 2062	$163,741	3.46%	(2)	5.89%	(3)	$9,644	$8,090
	Class M notes due 2062	10,561	2.50%		20.00%		2,112	2,112
	Class B notes due 2062	20,506	2.50%		20.00%		4,101	4,101

Ajax Mortgage Loan Trust 2023-B/ July 2023	Class A notes due 2062	$91,312	4.25%		5.00%		$4,566	$3,470
	Class B notes due 2062	8,522	4.25%		20.00%		1,704	1,704

Ajax Mortgage Loan Trust 2023-C/ July 2023	Class A notes due 2063	$147,386	3.45%	(2)	20.00%	(3)	$29,477	$8,289
	Class M notes due 2063	25,650	2.50%		20.00%		5,130	5,130

(1)Ajax Mortgage Loan Trust 2021-E made an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)Weighted average of Class A notes.
(3)Weighted average ownership of Class A notes.
(4)Total principal includes 5.01% EU risk retention component classified as investments in securities HTM on our consolidated balance sheets.

A summary of our investments in beneficial interests issued by joint ventures is presented below ($ in thousands):

		Great Ajax Corp. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2018-B/ June 2018	$28,447	20.00%	$5,689		$2,049

Ajax Mortgage Loan Trust 2018-F/ December 2018	43,201	20.00%	8,640		3,641

Ajax Mortgage Loan Trust 2019-E/ September 2019	43,464	20.00%	8,693		2,270

Ajax Mortgage Loan Trust 2020-A/ March 2020	59,852	20.00%	11,970		5,070

Ajax Mortgage Loan Trust 2020-C/ September 2020	73,964	10.01%	7,404		1,087

Ajax Mortgage Loan Trust 2020-D/ September 2020	79,373	10.01%	7,945		1,605

Ajax Mortgage Loan Trust 2021-C/ April 2021	46,722	31.90%	14,904		14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	38,293	20.00%	7,659		7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	518,357	19.57%	101,471	(2)	218

Ajax Mortgage Loan Trust 2021-F/ June 2021	92,743	12.60%	11,686		11,670

Ajax Mortgage Loan Trust 2021-G/ June 2021	61,864	20.00%	12,373		11,630

2021-NPL 1/ November 2021	52,773	16.33%	8,620		8,575

Ajax Mortgage Loan Trust 2022-A/ April 2022(3)	38,784	23.28%	9,029		8,355

Ajax Mortgage Loan Trust 2022-B/ June 2022(4)	33,125	17.18%	5,691		5,191

2022-RPL 1/ October 2022	55,326	17.50%	9,682		9,116

Ajax Mortgage Loan Trust 2023-A/ February 2023	10,254	20.00%	2,051		1,897

Ajax Mortgage Loan Trust 2023-B/ July 2023	29,274	20.00%	5,855		5,128

Ajax Mortgage Loan Trust 2023-C/ July 2023	30,537	20.00%	6,107		5,878

(1)Ajax Mortgage Loan Trust 2021-E was formed on July 19, 2021 and an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
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

We use repurchase agreements to finance certain acquisitions of mortgage loans and certain debt securities we retain from our securitizations. At September 30, 2024 and December 31, 2023, our repurchase obligations totaled $231.5 million and $375.7 million, respectively. Our repurchase financing is considered short term in nature as the underlying agreements generally renew within one year. (See “Repurchase Transactions” above for a further description of our repurchase facilities.)

Our 2024 Notes had outstanding principal balances of zero and $103.5 million at September 30, 2024 and December 31, 2023, respectively. On April 30, 2024, we repaid our 2024 Notes at maturity.

Our 2027 Notes had an outstanding principal balance of $110.0 million at both September 30, 2024 and December 31, 2023. The 2027 Notes will mature on September 1, 2027.

Our accrued interest expense associated with our repurchase obligations at September 30, 2024 and December 31, 2023, was $0.9 million and $2.3 million, respectively. Our interest expense expected to be paid on our 2024 Notes at September 30, 2024 and December 31, 2023, was zero and $4.1 million, respectively. Our interest expense expected to be paid on our 2027 Notes at September 30, 2024 and December 31, 2023, was $32.6 million and $39.1 million, respectively. Interest expense accrued on our repurchase financings is paid upon the maturity of the financing. Unless the repurchase financing is renewed, we are required to repay the borrowing and any accrued interest, and we concurrently receive back our pledged collateral from the lender. Interest expense on our 2024 Notes was paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Interest expense on our 2027 Notes is payable semi-annually on March 1 and September 1.

Our secured borrowings are not included under our contractual obligations as such borrowings are non-recourse to us and principal and interest are only paid to the extent that cash flows from mortgage loans (in the securitization trust) collateralizing the debt are received. Accordingly, a projection of contractual maturities over the next five years is inapplicable.

Subsequent Events

On October 18, 2024, the Company’s Board of Directors declared a cash dividend of $0.06 per share to be paid on November 29, 2024, to stockholders of record as of November 15, 2024.

On October 18, 2024, the Company’s Board of Directors approved, and the Company and the New Manager entered into an amendment to the Management Agreement (the “Amendment”) to provide that the base management fee and the incentive fee shall be payable in cash or, at the election of the New Manager, in shares of common stock of the Company, subject to the terms and conditions of the Amendment.

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

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns, public health crises and other factors); local real estate conditions (such as an oversupply of housing and commercial and residential vacancies); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Increases in interest rates will result in lower refinancing volume and potentially higher defaults on CMBS, and home price increases will slow. Decreases in property values may cause us to suffer losses.

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

Higher interest rates could be accompanied by inflation and higher household incomes which generally correlate closely to higher rent levels and property values. It is possible that the value of our real estate assets and our net income could decline in a higher interest rate environment to the extent that our real estate assets are financed with floating rate debt and there is no accompanying increase in loan yield and rental yield or property values.

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of the mortgage loans we own as well as the mortgage loans underlying our retained MBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Changes in prepayment rates will have varying effects on the different types of assets in our portfolio. We attempt to take these effects into account. We have historically purchased RPLs and NPLs at discounts from UPB and underlying property values. An increase in prepayments would accelerate the repayment of the discount and lead to increased yield on our assets while also causing re-investment risk that we cannot find additional assets with the same interest and return levels. A decrease in prepayments would likely have the opposite effects.

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

There are many reasons borrowers will fail to pay including but not limited to, in the case of residential mortgage loans, reductions in personal income, job loss and personal events such as divorce or health problems, and in the case of commercial mortgage loans, reduction in market rents and occupancy and poor property management services by borrowers. We will rely on the Servicer to mitigate our risk. Such mitigation efforts may include loan modifications and prompt foreclosure and property liquidation following a default. If a sufficient number of re-performing borrowers default, our results of operations will suffer, and we may not be able to pay our own financing costs.

Inflation

Virtually all of our assets and liabilities are interest-rate sensitive in nature. Increases by the Federal Reserve Bank to mitigate inflation have increased our cost of funds. While the Federal Reserve Bank has recently decreased interest rates, a change in policy would have a negative impact on our variable rate funding and the value of our residential mortgage assets. Additionally, inflation that outpaces wage increases could drive a decrease in disposable household income and increase the credit risk of certain borrowers.

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

Item 1A. Risk Factors

For the three months ended September 30, 2024, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. You should carefully consider those risks described, the information included under the caption “Cautionary Statement Regarding Forward-Looking Statements” and the other information included in this quarterly report. Our business, financial condition or results of operations could be adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	First Amendment to the Management Agreement, dated as of October 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 21, 2024).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AJAX CORP.

Date: November 1, 2024	By:	/s/ Michael Nierenberg
Michael Nierenberg
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2024	By:	/s/ Mary Doyle
Mary Doyle
Principal Financial Officer and Principal Accounting Officer