Form 10-K
period 2024-12-31
Rithm Property Trust Inc.
filed 2025-02-18
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                  to

001-36844
(Commission file number)

RITHM PROPERTY TRUST INC.
(Exact name of registrant as specified in its charter)

Maryland	46-5211870
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
799 Broadway
New York, NY 10003
(Address of principal executive offices and Zip Code)
646-868-5483
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RPT	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $135.5 million based on the price per share of $3.57, the closing price on June 30, 2024.

As of February 12, 2025, 47,489,988 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

In this Annual Report on Form 10-K (“Annual Report”), unless the context indicates otherwise, references to “Rithm Property Trust,” “we,” the “Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Rithm Property Trust Inc. (formerly Great Ajax Corp.); references to “Rithm” refer to Rithm Capital Corp., together with its subsidiaries. References to “Operating Partnership” refers to Great Ajax Operating Partnership L.P., a Delaware limited partnership; “RCM GA” or the “New Manager” refers to RCM GA Manager LLC, an affiliate of Rithm; “Former Manager” refers to Thetis Asset Management LLC, a Delaware limited liability company; “Aspen Capital” refers to the Aspen Capital group of companies; “Aspen” and “Aspen Yo” refer to Aspen Yo LLC, an Oregon limited liability company that is part of Aspen Capital; “the Servicer” or “Newrez” refers to Newrez LLC, a Delaware limited liability company, and an affiliate of RCM GA; and the “Former Servicer” and “Gregory” refer to Gregory Funding LLC, an Oregon limited liability company, and an indirect subsidiary of Aspen Yo.

PART I.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the performance of our investments, expected results, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on potentially accretive opportunities, our new investment strategy and our reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.
Summary Risk Factors
Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” of this Annual Report. These risks include, among others:
•changes to our business strategy to invest in commercial mortgage backed securities (“CMBS”) and commercial mortgage loans as a result of the Strategic Transaction (as defined below), and the risk that we may not successfully execute the new strategy;
•Rithm’s ability to effectively conduct our investment activities;
•Rithm’s ability to manage and address potential conflicts of interest relating to our investment objectives, which may overlap with the investment objectives of Rithm or one of its operating companies;
•the expectation that we will continue to incur increasing and significant consolidated net losses from our residential mortgage holdings;
•difficulties in consummating sales of our non-performing loans (“NPLs”) and re-performing loans (“RPLs”) loans at attractive prices and on a prompt timeline or at all and adverse market developments negatively impacting the value of, and the returns expected from, such assets;
•the impact of changes in interest rates and the market value of the collateral underlying our NPLs, RPLs and residential mortgage-backed securities (“RMBS”) real estate assets;
•the risk of delinquency, foreclosure and loss associated with commercial real estate-related investments that are secured by commercial real property;
•the non-recourse nature of our investments in commercial mortgage loans and the limited options for financial recovery in the event of default;
•the impact of adverse weather conditions, man-made or natural disasters, including wildfires and flooding events, and climate change;
•general risks of commercial real estate investments, including, but not limited to, the risk of delinquency and foreclosure, the risks of loss, the dependence upon the successful operation of, and the net income from, real property, and the risks that may be specific to a particular type or use of a particular property;
•risks associated with the servicers of commercial real estate loans;
•the risks associated with investments in CMBS, including, but not limited to, interest shortfalls, the regulation of commercial real estate loans and the results of bankruptcy or insolvency claims which could invalidate the debt;
•the impact of conditions, including adverse changes, in the real estate, mortgage or housing markets and changes in the general economy;
•our share price has been and may continue to be volatile;
•the broader impacts of interest rates, inflation, and potential for a global economic recession;
.

•general volatility of the capital markets;
•the impact of adverse legislative or regulatory tax changes;
•our ability to control our costs;
•our ability to obtain financing arrangements on favorable terms or at all;
•we use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable;
•our failure to comply with the covenants under our borrowing arrangements;
•our ability to retain our engagement of our New Manager;
•the Servicer’s ability to perform its obligations under the Servicing Agreements (as defined below);
•our failure to qualify or maintain qualification as a real estate investment trust (“REIT”); and
•our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We also direct readers to other risks and uncertainties referenced in this report, including those set forth under Part I, Item 1A. “Risk Factors”. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

Item 1. Business
Overview
Rithm Property Trust, formerly Great Ajax Corp, a Maryland corporation, is an externally managed REIT formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen, an affiliate of Aspen Capital. The Company operates as a mortgage REIT. Historically, the Company primarily targeted acquisitions of (i) RPLs, which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) NPLs, which are residential mortgage loans on which the most recent three payments have not been made. We acquired RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures were structured as securitization trusts, from which the Company acquired debt securities and beneficial interests.
On June 11, 2024, we completed our previously announced strategic transaction with Rithm (such transactions together, the “Strategic Transaction”). The Strategic Transaction included (i) the entry into a Securities Purchase Agreement, dated as of February 26, 2024, by and among the Company, the Operating Partnership, the Former Manager and Rithm (the “Securities Purchase Agreement”), which provided for, among other things, upon the approval of our stockholders on May 20, 2024, the sale of $14.0 million of our common stock, par value $0.01 (“Common Stock”), at a price of $4.87 per share (which represents the trailing five-day average closing price of our Common Stock on the New York Stock Exchange (“NYSE”) as of the date of the Securities Purchase Agreement, and (ii) upon the approval of our stockholders on May 20, 2024, the entry into a new Management Agreement, dated as of June 11, 2024 (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024 and as may be further amended, modified or supplemented from time to time, the “Management Agreement”), by and between RCM GA and the Company, under which, RCM GA became our new external manager. Additionally, on February 26, 2024, we entered into a term loan with a subsidiary of Rithm (the “Credit Agreement”), for which the draw period has expired. Pursuant to the Securities Purchase Agreement, the entry into the Credit Agreement was accompanied by the entry into a Warrant Agreement, dated as of April 23, 2024, by and between the Company and Equiniti Trust Company, pursuant to which the Company issued warrants to Rithm to purchase 6.5 million of shares with an exercise price of $5.36 per share (the “2024 Warrants”). See Note 7 — Commitments and Contingencies to our consolidated financial statements included in this Annual Report for additional information. On February 26, 2024, we issued a termination notice to our Former Manager, and, on June 11, 2024, we terminated our existing management contract with the Former Manager in exchange for approximately 3.2 million shares of our Common Stock and $0.6 million in cash. For a full description of the components of the Strategic Transaction, see our Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2024. In addition, in connection with the Strategic Transaction, we changed our principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003. On December 2, 2024, we rebranded and changed our name to Rithm Property Trust Inc. from Great Ajax Corp.
In connection with the Strategic Transaction, we terminated our loan servicing agreement with the Former Servicer, and disposed of our interest in Great Ajax FS LLC, the parent company of Gregory. On June 1, 2024, Gregory assigned all of the servicing agreements for its mortgage loans and real property (the “Servicing Agreements”) to Newrez, an affiliate of Rithm through a Servicing Transfer Agreement dated June 1, 2024, by and between Gregory and Newrez (the “Servicing Transfer Agreement”). The terms of the Servicing Agreements remain unchanged.
Prior to the Strategic Transaction, Rithm Property Trust’s investment strategy focused on: (i) owning a portfolio of residential RPLs and small balance commercial loans (“SBC Loans”) at discounts to the unpaid principal balance (“UPB”) and significant discounts to underlying property values; (ii) expanding acquisitions of RPLs, SBC Loans, and limited acquisitions of NPLs through joint ventures; (iii) working, through a licensed mortgage servicer, to (a) support the continued performance of RPLs; (b) convert a portion of the Company’s NPLs to performing status; (c) determining the optimal loss mitigation strategy on an asset-by-asset basis; and (d) managing the process timelines for converting NPLs to real estate properties (“REO”) held-for-sale; (iv) securitizing the Company’s RPL portfolio to create long-term, fixed rate, non-recourse financing, while retaining one or more tranches of any subordinated securities created; (v) mitigating the Company’s interest rate and prepayment risk; and (vi) working through joint ventures with third party investors to acquire pools of mortgage loans and other mortgage related assets, which may create value additive opportunities for the Company.
We believe the Strategic Transaction creates a number of benefits for our stockholders, including the opportunity to benefit from a shift in our strategic direction and the opportunity for Rithm Property Trust to benefit from Rithm’s real estate, financial services and capital markets expertise, as well as Rithm’s industry relationships. In connection with the Strategic Transaction, we have shifted our investment focus to a flexible commercial real estate strategy. We believe investments in the commercial real estate sector offer an attractive investment opportunity given market dynamics that are creating significant refinancing challenges and funding gaps in the sector.

As of June 11, 2024, although we will evaluate all potentially accretive opportunities, our new investment strategy is focused on originating and/or acquiring loans and securities collateralized by various commercial real estate assets and investing in certain target assets, including senior loans, subordinated debt, mezzanine loans secured by pledges of equity interests in entities that own commercial real estate or other forms of subordinated debt in connection with commercial real estate, preferred equity or debt instruments secured by mortgages on commercial real estate, SBC Loans, as well as commercial mortgage servicing rights, commercial real estate properties and operating businesses in the commercial real estate sector. Under RCM GA’s management, we have started to shift our strategic direction towards the commercial real estate sector through investments in CMBS and have been selling residential mortgage loans and RMBS. We do not anticipate investing further in RPLs, NPLs or RMBS. Through our New Manager, we have access to Rithm’s extensive expertise and network, creating opportunities to source, underwrite, and structure credit investments in the commercial real estate sector.
We will seek to attain strong risk-adjusted returns for our investors over the long term by sourcing and managing a diversified portfolio of target assets, financed in a manner that is designed to deliver attractive returns across a variety of market conditions and economic cycles. Further detail on the target assets is included below:
•Senior Mortgage Loans — These loans are typically secured by commercial real estate assets and may include construction loans. In some cases, first lien mortgages may be divided into an A-Note and a B-Note. The A-Note is typically a privately negotiated loan that is secured by a first mortgage on a commercial property or group of related properties that is senior to a B-Note secured by the same first mortgage property or group.
•Subordinated Debt — These loans may include structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. As noted above, a B-Note is typically a privately negotiated loan that is secured by a first mortgage on commercial real estate and is subordinate to an A-Note secured by the same first mortgage property or group. The subordination of a B-Note or junior participation typically is evidenced by participations or intercreditor agreements with other holders of interests in the note. B-Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A-Note.
•Mezzanine Loans — Like B-Notes, these loans are also subordinated commercial real estate loans, but are usually secured by a pledge of the borrower’s equity ownership in the entity that owns the property or by a second lien mortgage on the property. In a liquidation, these loans are generally junior to any mortgage liens on the underlying property, but senior to any preferred equity or common equity interests in the entity that owns the property. Investor rights are usually governed by intercreditor agreements.
•Preferred Equity — Real estate preferred equity investments are subordinate to first mortgage loans and are not collateralized by the property underlying the investment. In the event we are a holder of preferred equity, we may seek to enhance our position with covenants that limit the activities of the entity in which it has an interest and protect its equity by obtaining an exclusive right to control the underlying property after an event of default, should such a default occur.
•SBC Loans — loans that generally have a principal balance of up to $5.0 million and are secured by multi-family residential and commercial mixed use retail/residential properties
•Other Securities — Other loans and securities including but not limited to CMBS, loans to real estate or hospitality companies, debtor-in-possession loans and equity interests in commercial real estate properties that generate stable current returns, increase the duration of our investment portfolio and provide potential for capital appreciation, such as triple net lease equity.
•Commercial Mortgage Servicing Rights — These rights originate when the original mortgage lender sells the right to service a mortgage to an entity which specializes in specific mortgage servicing functions. We may invest in such servicing rights and utilize the Rithm network for servicing.
•Commercial Real Estate Properties — Structuring and financing each transaction in a manner that reflects the risk of the underlying asset’s cash flow stream and credit risk profile, and efficiently managing and maintaining the transaction’s interest rate and currency exposures at levels consistent with its risk objectives.

•CRT and SRT Transactions — Transactions where, for a premium, we may acquire first loss positions in commercial mortgage loans where we expect the premium will outweigh any potential defaults.
•Operating Businesses — Businesses which we believe may be acquired and may improve or reorient the management of to deliver attractive returns across a variety of market conditions and economic cycles.
We anticipate financing this strategy by accessing a variety of financing options, including borrowing under credit facilities, issuing commercial real estate collateralized loan obligations or single-asset securitizations, and corporate financing, depending on our view of the most prudent financing option available for each investment. We expect to draw on Rithm’s real estate experience and capital markets expertise, in transaction sourcing, financing, underwriting, execution, asset operation, management and disposition to execute on the investment strategy. As part of the investment strategy, we may, from time to time, engage in discussions with counterparties with respect to various potential strategic transactions, including potential investments in, and acquisitions of, other real estate or asset portfolios.
As market conditions evolve over time, we expect our investment strategy to adapt as appropriate. RCM GA believes its current investment strategy will produce significant opportunities for us to make investments with attractive risk-return profiles. However, to capitalize on the investment opportunities that may be present at various other points of an economic cycle, we may expand or refocus our investment strategy by emphasizing investments in different parts of the capital structure and different sectors of real estate.
We believe that our ability to actively manage investments, and the flexibility of our strategy, should position the Company to generate attractive returns for stockholders in a variety of market conditions over the long-term horizon.
Investment Guidelines
We make decisions about our investments in accordance with broad investment guidelines adopted by our board of directors (“Board of Directors”) on June 11, 2024. Accordingly, we may, without a stockholder vote, change our target asset classes and acquire a variety of assets that may differ from, and are possibly riskier than, our current portfolio.
Our Board of Directors has adopted a broad set of investment guidelines to evaluate specific investments. Our general investment guidelines prohibit any investment that would cause us to fail to qualify as a REIT and any investment that would cause us to be regulated as an “investment company” under the Investment Company Act. These investment guidelines additionally provide that investments will be predominated made in the types of assets described under “Proposal 4—Management Proposal—Strategy of Rithm,” in the Company’s Proxy Stated filed on April 10, 2024. However, these investment guidelines may be changed by our Board of Directors at any time and from time to time without the approval of our stockholders. If our Board of Directors materially changes any of our investment guidelines, we will disclose such changes in our next required periodic report or as otherwise required by applicable law.
All of our investment activities are currently conducted by our New Manager on our behalf pursuant to the Management Agreement, which is in effect until June 11, 2027 (at which time such Management Agreement will automatically renew for two year periods, subject to certain termination rights as described therein). Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

Financing Strategy
Our objective is to generate attractive risk-adjusted returns for our stockholders, which at times incorporates the use of leverage. The amount of leverage we deploy for a particular investment depends upon an assessment of a variety of factors, which may include the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the creditworthiness of financing counterparties; the health of the U.S. economy and the residential and commercial mortgage and real estate markets; our outlook on interest rates; the credit quality of the loans underlying our investments; and our outlook for asset spreads relative to financing costs. See Note 8 - Debt, to our consolidated financial statements included in this Annual Report for further details about our debt obligations.
We currently do not hedge the risk associated with our investment portfolio. However, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt. We may also fund floating rate investments with floating rate debt.
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
Policies with Respect to Certain Other Activities
Subject to the approval of our Board of Directors, we have the authority to offer our Common Stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares or any other securities and may engage in such activities in the future.

We also may make loans to, or provide guarantees of certain obligations of, our subsidiaries.

Subject to the percentage ownership and gross income and asset tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. We may engage in the purchase and sale of investments.

Our officers and directors may change any of these policies or our investment guidelines without a vote of our stockholders. In the event that we decide to raise additional equity capital, our Board of Directors has the authority, without stockholder approval (subject to certain NYSE) requirements), to issue additional Common Stock or preferred stock in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property.

Decisions regarding the form and other characteristics of the financing for our investments are made by our officers subject to the general investment guidelines adopted by our Board of Directors.
Management Agreement
New Management Agreement
On June 11, 2024, we entered into the Management Agreement, as amended on October 18, 2024. The Management Agreement shall be in effect until June 11, 2027, and shall be automatically renewed for a successive two-year term each anniversary date thereafter unless terminated by a party. Under the Management Agreement, RCM GA implements our business strategy and manages our business and investment activities and day-to-day operations subject to oversight by our Board of Directors. Among other services, RCM GA provides us with a management team and necessary administrative and support personnel. We do not currently have any employees and do not expect to have any employees in the foreseeable future. Each of our executive officers is an officer, employee, consultant, or contractor of RCM GA (or its affiliates).
Under the Management Agreement, the New Manager is entitled to a base management fee and an incentive fee calculated and payable quarterly with respect to each calendar quarter (or partial quarter that the agreement is in effect) in arrears in cash or, at the election of the New Manager, in shares of Common Stock of the Company. The base management fee equals 1.5% of our stockholders’ equity, including equity equivalents such as our issuance of convertible senior notes per annum. Also, under the

Management Agreement, our quarterly base management fee includes, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase our preferred stock.
The New Manager is entitled to an incentive fee, which is payable quarterly in arrears in cash, or, at the election of the New Manager, in shares of Common Stock of the Company, in an amount equal to 20% of the dollar amount by which (i) Earnings Available for Distribution (as defined below) exceeds the product of (A) the average common book value per share (excluding fair value marks, impairments, transaction/ deal expenses and associated tax impact and such other items that in the judgment of our officers should be excluded) of the Common Stock of the Company during such calendar quarter and (B) 8%. Notwithstanding either of the foregoing, no incentive fee will be payable to the New Manager with respect to any period unless our cumulative Earnings Available for Distribution is greater than zero for the most recently completed four calendar quarters (which cumulative Earnings Available for Distribution shall be reset at the completion of every fourth quarter following the date hereof and each subsequent fourth quarter thereafter (each, a “Reset Date”) so as not to take into account prior calendar quarters), or, if less, (i) the number of completed calendar quarters since the date hereof or (ii) the number of completed calendar quarters since the last Reset Date.
“Earnings Available for Distribution” is a non-GAAP financial measure and is defined as net income (loss) as determined according to GAAP, excluding tax-effected, non-cash equity compensation expense and any unrealized gains or losses from mark-to-market valuation changes (including impairments) that are included in net income for the applicable period. The amount will be adjusted to exclude on a tax-effected basis (A) one-time events pursuant to changes in GAAP, (B) transaction and deal expenses that in the opinion of the New Manager should be excluded for purposes of calculating Earnings Available for Distribution and be amortized over the life of the related investment / transaction, and (C) non-cash items (including depreciation and amortization) that in the judgment of our officers should not be included in Earnings Available for Distribution, which adjustments in clauses (A), (B) and (C) shall only be excluded after discussions between the New Manager and the Company’s Independent Directors and after approval by a majority of the Company’s Independent Directors. Book value per share of our Common Stock shall be as set forth in our consolidated financial statements prepared in accordance with GAAP.
In addition to the base management fee and the incentive fee described above, we also pay all of the New Manager’s costs and expenses and reimburse the New Manager (to the extent incurred by the New Manager) on a monthly basis for the costs and expenses of providing services under the Management Agreement, including reimbursing the New Manager or its affiliates, as applicable, for our allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) the New Manager’s personnel serving as our chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the New Manager and its affiliates who spend all or a portion of their time managing our affairs.
We will be required to pay the New Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination without cause, (ii) a decision not to renew the Management Agreement upon the determination of at least two-thirds of our independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the New Manager as a result of our becoming regulated as an “investment company” under the Investment Company Act (other than as a result of the acts or omissions of the New Manager in violation of investment guidelines approved by our Board of Directors), or (iv) a termination by the New Manager if we default in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to three times the base fee plus the higher of (i) three times the incentive fees payable to the New Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination and (ii) the total amount of inventive fee that the New Manager would have earned based on the total unrealized gain calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
Former Management Agreement
We were historically a party to that certain Third Amended and Restated Management Agreement, dated as of April 28, 2020 (as amended by that First Amendment, dated as of March 1, 2023, the “Former Management Agreement”), by and between us and the Former Manager. Under the Former Management Agreement, the Former Manager implemented our business strategy and managed our business and investment activities and day-to-day operations subject to oversight by our Board of Directors. Among other services, the Former Manager provided us with a management team and necessary administrative and support personnel. Additionally, we paid directly for the internal audit function that reported directly to the Audit Committee and the Board of Directors.
Under the Former Management Agreement, we paid a quarterly base management fee based on our stockholders’ equity, including equity equivalents such as our issuance of convertible senior notes. Also, under the First Amendment to the Third

Amended and Restated Management Agreement with the Former Manager, which had an effective date of March 1, 2023, our quarterly base management fee included, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase our preferred stock. We were periodically required to pay a quarterly incentive management fee based on cash distributions to its stockholders and the change in book value and had the option to pay up to 100% of the base and incentive fees in cash or in shares of our Common Stock. Management fees were expensed in the quarter incurred and the portion payable in Common Stock, if any, was accrued at quarter end. On February 26, 2024, we issued a termination notice to the Former Manager, in connection with the Strategic Transaction, and on June 11, 2024, we terminated the Former Management Agreement, entered into a termination and release agreement with the Former Manager and issued approximately 3.2 million shares of Common Stock and paid $0.6 million in cash to the Former Manager in connection with the termination.
Servicing Agreements
Until June 1, 2024, we were party to various Servicing Agreements with the Former Servicer. We owned a 9.72% interest in the Former Servicer which was disposed of in the quarter ended June 30, 2024. On June 1, 2024, the Former Servicer transferred the Servicing Agreements to Newrez, an affiliate of the New Manager, pursuant to the Servicing Transfer Agreement. The terms of the Servicing Agreements remain substantially the same.
Servicing fees for mortgage loans range from 0.42% to 1.25% annually of UPB at acquisition (or the fair market value or purchase price of REO) and are paid monthly. The servicing fee is based upon the status of the loan at acquisition. A change in status from RPL to NPL does not cause a change in the servicing fee rate.
Servicing fees for our real property assets that are not held in joint ventures are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure and, (ii) 1.00% annually of the fair market value of the REO or 1.00% annually of the purchase price of any REO otherwise purchased by the Company.
Newrez is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to foreclosed property undertaken on our behalf. The total fees we incur for these services are dependent upon the following: (i) for fees based on mortgage loans, the total fees will be dependent upon the UPB and the type of mortgage loans that the Servicer services; and (ii) for fees based on REO properties, property values, previous UPB of the relevant loan, and the number of REO properties.
If any Servicing Agreement has been terminated other than for cause and/or the Servicer terminates the Servicing Agreement, we will be required to pay a termination fee equal to the aggregate servicing fees payable under the applicable Servicing Agreement for the immediately preceding 12-month period.
Regulation
The Servicer must comply with a wide array of United States (“U.S.”) federal, state and local laws and regulations that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreements, including, but not limited to, Consumer Financial Protection Bureau (“CFPB”) mortgage servicing regulations promulgated pursuant to the Dodd-Frank Frank Wall Street Reform and Consumer Protection Act (including the rules promulgated thereunder, the “Dodd-Frank Act”) and various state licensing, supervisory and administrative agencies. The Servicer is also subject to periodic reviews and audits from such agencies.
Additionally, the Servicer must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act and the Equal Credit Opportunity Act, as well as individual state licensing, privacy, foreclosure laws and federal and local bankruptcy rules. These requirements can and will change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.
The legal and regulatory environment in which the Servicer operates is constantly evolving as statutes, regulations and practices, and interpretations thereof, that are in place may be amended or otherwise change, and new statutes, regulations and practices may be enacted, adopted or implemented. These laws and regulations cover a wide range of topics. The laws and regulations are complex and vary greatly among the states and localities. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. Further, the current presidential administration has indicated that it plans to significantly reduce the regulatory burden on businesses. The implications and any actual changes to current regulatory processes are currently unknown, creating additional uncertainty. From time to time, the Servicer may become party to certain regulatory inquiries or proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely the Servicer’s reputation.
Competition
In acquiring our assets, we compete with other mortgage and hybrid REITs, hedge funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, investment banking firms, financial institutions, governmental bodies and other entities. Most of our competitors are significantly larger than us, have greater access to capital and other resources and may have other advantages over us. In addition to existing companies, other companies may be organized for similar purposes, including companies focused on investments in the commercial real estate sector. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the price of our shares of common stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets and establish more business relationships than us.
We may not be able to achieve our business objectives due to the competitive risks that we face.

Operating and Regulatory Structure
Tax Requirements
We have elected and intend to qualify to be taxed as a REIT for U.S. federal income tax purposes. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended, (the “Internal Revenue Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels to our stockholders and the concentration of ownership of our capital stock. We believe that, commencing with our initial taxable year ended December 31, 2014, we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.
As a REIT, we generally pay no federal, state or local income tax on income that is currently distributed to our stockholders if we distribute at least 90% of our current taxable income each year.
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
This exclusion applies to our majority-owned subsidiaries that are excepted from the definition of investment company pursuant to Section 3(c)(5)(C) or Section 3(c)(6). Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in “mortgages and other liens on and interests in real estate,” which we refer to as “qualifying real estate interests,” and at least 80% of its assets in qualifying real estate interests plus “real estate-related assets” (together, the “3(c)(5)(C) Real Estate Assets Tests”). Section 3(c)(6) generally excludes from the definition of investment company any company that is directly or through subsidiaries primarily engaged in Section 3(c)(5)(C) real estate and/or other banking/finance businesses excepted from the definition of “investment company” pursuant to Sections 3(c)(3), 3(c)(4) or 3(c)(5) of the Investment Company Act.

We are organized as a holding company and conduct our businesses primarily through wholly owned subsidiaries of our Operating Partnership. Our Operating Partnership holds certain real estate and real estate-related assets, directly and through subsidiaries. Neither we nor our Operating Partnership nor Great Ajax Funding LLC (“Great Ajax Funding”) is an investment company under Section 3(a)(1)(C) or is excluded from the definition of investment company pursuant to Section 3(c)(5)(C) or Section 3(c)(6) of the Investment Company Act. In addition, we conduct our operations so that we, our Operating Partnership and Great Ajax Funding (i) do not come within the definition of an investment company, by ensuring that less than 40% of the value of our total assets on an unconsolidated basis consists of “investment securities”; or (ii) meet the 3(c)(5)(C) Real Estate Assets Test or the Section 3(c)(6) primarily engaged test.
We monitor our compliance with the aforementioned tests and the holdings of our subsidiaries to ensure that each of our subsidiaries is in compliance with an applicable exemption or exclusion from registration as an investment company under the Investment Company Act.
Our 19.8% equity interest in our Former Manager is owned by GA-TRS LLC (“GA-TRS”), which is a special purpose subsidiary of our Operating Partnership. GA-TRS may rely on Section 3(c)(1) or 3(c)(7) for its Investment Company Act exclusion and, therefore, our interest in such subsidiary would constitute an ‘‘investment security’’ for purposes of determining whether we pass the 40% test. We also may form certain other wholly owned or majority-owned subsidiaries that will invest, subject to our investment guidelines, in other real estate-related assets. These subsidiaries may rely upon the exclusion from the definition of investment company under the Investment Company Act pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act. The securities issued by any wholly owned or majority-owned subsidiary that we may form and that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, would not have a value in excess of 40% of the value of our total assets on an unconsolidated basis or would meet the 3(c)(5)(C) Real Estate Assets Test or the Section 3(c)(6) test.
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
The loss of our exemption from regulation pursuant to the Investment Company Act could require us to restructure our operations, sell certain of our assets or abstain from the purchase of certain assets, which could have an adverse effect on our financial condition and results of operations. See “Item 1A. Risk Factors — Risks Related to Our Organizational Structure — Maintenance of our exclusion from regulation as an investment company under the Investment Company Act imposes significant limitations on our operations.”
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

Environmental Matters
To the extent we own or acquire real estate, we are subject to various U.S. federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance with environmental laws at any such properties. Environmental laws can impose liability on an owner or operator of real property for the investigation and remediation of contamination at or migrating from such real property, without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to sell, lease or renovate the real estate or to borrow using the real estate as collateral. See also “Item 1A. Risk Factors.”
Employees
Exclusive of certain incentive stock grants, we do not currently have any employees who are paid directly by us, and, excluding incentive stock grants, do not expect to have any employees paid directly by us in the foreseeable future. Each of our executive officers is an officer, employee or contractor of our New Manager (or its affiliates) and they are paid by our New Manager (or its affiliates); however, we reimburse the New Manager or its affiliates, as applicable, for our allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) the New Manager’s personnel serving as our chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the New Manager and its affiliates who spend all or a portion of their time managing our affairs.
Available Information
Our web address is www.rithmpropertytrust.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available to the public from the SEC’s internet site at http://www.sec.gov and are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Also posted on our website in the “Company Info—Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and policies, including our Code of Ethics governing our directors, officers and employees.
The information on our website does not constitute a part of this Annual Report and is not incorporated by reference. Our reference to the URL for our website is intended to be an inactive textual reference only.
Item 1A. Risk Factors
Investing in our Common Stock involves a high degree of risk. You should carefully consider those risks described, the information included under the caption “Cautionary Statement Regarding Forward-Looking Statements” and the other information included in this Annual Report. Our business, financial condition or results of operations could be adversely affected by any of these risks. The risk factors below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to Leverage and Hedging, (iii) Risks Related to Regulatory and Legislative Actions, (iv) Risks Related to Our Management and Our Relationship with Our New Manager and the Servicer, (v) Risks Related to Our Organizational Structure, and (vi) Risks Related to Our Common Stock.

Risks Related to Our Business
We depend on a manager to run our business. If the New Manager is unable to conduct our investment activities properly, there could be a material adverse effect on our business.
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
We expect to continue to incur consolidated net losses from our mortgage asset holdings.
For the year ended December 31, 2024, we incurred a net loss attributable to common stockholders of $92.2 million. In addition, the market value of our RPLs, NPLs and SBC Loans have significantly deteriorated and we have incurred substantial operating losses on loans we have sold or intend to sell. We expect to continue to incur operating losses for the foreseeable future given the current market conditions for our mortgage asset holdings.
In particular, higher historical interest rates are expected to continue to have significant negative effects on our loan assets. Increases in interest rates, the interrelationships between various rates and interest rate volatility have had, and are expected to continue to have, negative effects on our earnings because it has extended duration. This has resulted in, and is expected to continue to result in, significant decreases in the fair market value of performing loans. It also may impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms. Higher interest rates may reduce the ability or desire of borrowers to refinance their loans. Mortgage related assets may become more illiquid during periods of interest rate volatility. As a result, we also may encounter difficulties refinancing our securitizations and it increases the costs of our repurchase facility financings. Higher interest rates also generally increase our financing costs as we seek to renew or replace borrowing facilities.
The lack of liquidity of our assets has adversely affected our business, including our ability to sell our assets.
We previously acquired, and may in the future acquire, assets, securities or other instruments that are not liquid or publicly traded, and recent market conditions have significantly and negatively affected the liquidity of our assets. As a result of the unfavorable market conditions, we have identified certain mortgage loans that we have either agreed to sell or may propose to market for sale under certain circumstances in the near future. These assets are held at fair value but it is possible that we will record a loss in connection with any loans we ultimately sell. Any delay or inability to consummate any loan sale on attractive terms or at all could materially adversely affect our business, financial results and prospects and/or our stock price.
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
Following the consummation of the Strategic Transaction, under RCM GA’s management, we have started to shift our strategic direction to include investing in mortgages, subordinated debt, preferred and other investments in commercial real estate. Commercial real estate debt instruments (e.g., mortgages and mezzanine loans) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are arguably greater than similar risks associated with a pool of loans secured by single-family residential properties. The ability of a borrower to repay a loan secured by an income-producing property is typically primarily dependent upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.
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
Following the consummation of the Strategic Transaction, under RCM GA’s management, we invest in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are not fully amortizing, meaning that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.

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
Following the consummation of the Strategic Transaction, we may invest a portion of our assets in preferred and/or debt securities of commercial real estate operating or finance companies. These investments involve special risks relating to the particular company, including our financial condition, liquidity, results of operations, business and prospects. In particular, such debt securities are often non-collateralized and may also be subordinated to our other obligations. These investments also subject us to the risks inherent with real estate-related investments, including:
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
Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties that we own or that collateralize our loans. If properties collateralizing our mortgage loans incur damages that reduce the value of the collateral to an amount below the UPB of our loan, borrowers may cease making payments to us on those loans, and any foreclosure efforts may recover substantially less value than the amount we are due or no value at all. Because we seek to build concentrations of mortgage loans and real properties in certain markets, we may be particularly vulnerable to the impact of a localized weather condition, man-made or natural disaster, including wildfire and flooding events, or effects of climate change. Any of these events could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe the properties collateralizing our mortgage loans and our remaining owned real estate are adequately covered by insurance, we cannot predict if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, including wildfire and flooding events, or effects of climate change, whether or not insured, could have a material adverse effect on our financial performance, the market price of our common shares and our ability to pay dividends. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to deterioration in their financial condition driven by such events.

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
CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the mortgage-backed securities (“MBS”) interest holders. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a CMBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the CMBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.
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
Difficult conditions in the mortgage, residential real estate and commercial real estate markets as well as general market concerns, have adversely affected the value of the assets in which we invest and these conditions continue to persist for the foreseeable future.
Our business has historically been, and may in the future be, materially affected by conditions in the residential mortgage market, the residential real estate market, the commercial real estate market, including the smaller commercial real estate market, the financial markets and the economy in general. Concerns about inflation, energy costs, geopolitical issues, the stability of the global banking system, unemployment levels and the availability and cost of credit have contributed to volatility in the economy and markets. In particular, the residential mortgage market in the U.S. has in the past experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns and this may occur in the future. The smaller commercial real estate mortgage market also may face increased defaults, losses, or liquidity concerns due to economic conditions.

Certain commercial banks, investment banks and insurance companies continue to announce losses from exposure to the residential mortgage market. These factors have affected investor perception of the risk associated with mortgage-backed securities, other real estate-related securities and various other asset classes in which we may invest. As a result, values of certain of our assets and the asset classes in which we intend to invest have experienced volatility. Further deterioration of the mortgage market and investor perception of the risks associated with MBS we may retain as part of our securitizations, as well as other assets that we acquire could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
A significant portion of our residential mortgage loans may become NPLs, which could further increase the significant losses we have incurred to date.
We previously acquired residential mortgage loans where the borrower has failed to make timely payments of principal and/or interest currently or in the past. Under current market conditions, many of these loans may have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Although we purchased loans at significant discounts to UPB and underlying property value, if actual results are different from our assumptions in determining the prices for such loans, particularly if the market value of the underlying property decreases significantly, we have previously and may continue to incur significant losses.
We own higher risk loans, which are more expensive to service than conventional mortgage loans.
A percentage of the mortgage loans we own are higher risk loans, meaning that the loans are made to less creditworthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with mortgage market reforms and recent and possible future regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by U.S. state and federal regulators or may experience higher compliance costs, which could result in a further increase in servicing costs. Through the Servicing Agreement, the Servicer currently passes along to us many of the additional third-party expenses incurred by it in servicing these higher risk loans. The greater cost of servicing higher risk loans, which may be further increased through regulatory changes, could adversely affect our business, financial condition and results of operations.
A change in delinquencies for the loans we own could adversely affect our business, financial condition and results of operations.
A percentage of the mortgage loans we own are higher risk loans, which tend to have higher delinquency and default rates than government sponsored entity (“GSEs”) and government agency-insured mortgage loans. These higher risk loans, combined with decreases in property values, have caused increases in loan-to-value ratios, resulting in borrowers having little or negative equity in their property, which may provide an incentive to borrowers to strategically default on their loans. Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors.
The principal and interest payments on our MBS are not guaranteed by any entity and, therefore, are subject to increased risks, including credit risk.
We historically created and retained residential and commercial MBS that are backed by residential and commercial mortgage loans that do not conform to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) underwriting guidelines. Consequently, the principal and interest on those MBS are not guaranteed by GSEs such as Fannie Mae and Freddie Mac, or securitized through Government National Mortgage Association (“Ginnie Mae”). Our MBS are and will be subject to many of the risks of the respective underlying mortgage loans. Mortgage loans are typically secured by a single-family residential or commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property depends upon the income or assets of the borrower. A number of factors, including the impact of a prolonged economic downturn, unemployment, acts of God, climate disasters, such as wildfire and flooding events, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their mortgage loans. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent.

In the event of defaults under mortgage loans backing any of our MBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. Additionally, in the event of the bankruptcy of a borrower, the mortgage loan to such borrower may be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. If borrowers default on the mortgage loans backing our MBS and we are unable to recover any resulting loss through the foreclosure process, our business, financial condition and results of operations and our ability to make distributions to our stockholders could be adversely affected.
The commercial real estate loans we expect to acquire will be subject to the ability of the commercial property owner to generate net income from operating the property as well as the increased risks of delinquency and foreclosure.
The ability of a commercial mortgage borrower to repay a commercial real estate loan secured by an income-producing property, such as a multi-family residential and commercial mixed use retail/residential property, typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the commercial real estate may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense, limit rents that may be charged, or that restrict eviction and replacement of nonpaying tenants, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances. In particular, the number of commercial property delinquencies and foreclosures has increased. In the event of the bankruptcy of a commercial mortgage loan borrower, the commercial real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the SBC loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a commercial real estate loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial real estate loan.
Our commercial real estate loans in respect of smaller multi-family residential properties or smaller mixed use retail/residential properties may be subject to defaults, foreclosure timeline extension, fraud, commercial price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal.
Our commercial real estate loans secured by multi-family or commercial property may be subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically depends primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
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
We may be materially and adversely affected by risks affecting borrowers in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.
Our assets are not subject to any geographic, diversification or concentration limitations. Accordingly, our investment portfolio may be concentrated by geography and/or borrower demographics, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for single-family housing or rentals in these or other areas where we own assets may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments. Historically, our mortgage and real estate assets have been concentrated in Florida and the western and southwestern U.S.
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
The whole residential mortgage loans and other residential mortgage assets in which we have invested are subject to risk of default, among other risks.
We historically acquired mortgage loans and other mortgage-related assets which may be subject to defaults (including re-default for RPLs), foreclosure moratoria or timeline extensions, fraud, residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, or government-mandated payment forbearances, among other factors, which could result in losses to us. Residential mortgage loans are secured by single-family residential property and, are subject to risks of delinquency and foreclosure and risks of loss. The payment of the principal and interest on the mortgage loans we acquire would not typically be guaranteed by any GSE, such as Fannie Mae and Freddie Mac, or securitized through Ginnie Mae or any other governmental agency. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that can benefit senior tranches of MBS. A whole mortgage loan is directly exposed to losses resulting from nonpayment or other default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly affect the value of such mortgage. The ability of a borrower to repay a loan secured by a residential property typically depends upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of nature, terrorism, social unrest and civil disturbances, may impair a borrower’s ability to repay a mortgage loan. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on a foreclosed mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Whole mortgage loans are also subject to “special hazard” risk such as property damage caused by hazards, such as earthquakes, wildfires or floods or other environmental hazards, not covered by standard property insurance policies. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property. Although we historically acquired mortgage loans at significant discounts from their UPB and underlying property value, in the event of any default under a mortgage loan held directly by us, we bear a risk of loss of the principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and results of operations. The MBS we retained from our own securitizations evidence interests in, or are secured by, pools of residential mortgage loans. Accordingly, the MBS that we hold is subject to all of the risks of the respective underlying mortgage loans.
For certain residential mortgage loans, the Dodd-Frank Act established, through amendment to the Truth in Lending Act (“TILA”), life-of-loan liability on any holder of a residential mortgage loan that takes action on the loan following default (including foreclosure). This liability is premised upon violation of the Ability-to-Repay/Qualified Mortgage Rule (as promulgated under the Dodd-Frank Act), as well as violation of the loan originator compensation rule. Borrower remedies, available by way of recoupment or set-off, include statutory damages and attorneys’ fees.
If we fail to develop, enhance and implement strategies to adapt to changing conditions in the commercial real estate industry and capital markets, our financial condition and results of operations may be materially and adversely affected by our acquisition of commercial real estate loans.
The manner in which we compete and the types of commercial real estate loans we are able to acquire will be affected by changing conditions resulting from sudden changes in the commercial real estate industry, regulatory environment, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be adversely affected. In addition, we can provide no assurances that we will be successful in executing our business strategy in successfully acquiring commercial real estate loans.
If we acquire and subsequently re-sell any whole mortgage loans, we may be required to repurchase such loans or indemnify investors if we breach representations and warranties.
If we acquire and subsequently re-sell any whole mortgage loans, we would generally be required to make customary representations and warranties about such loans to the loan purchaser. Our mortgage loan sale agreements and terms of any securitizations into which we have previously sold loans and may in the future sell loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Further, depending on the level of repurchase and resale activities, we may determine to conduct any such activities through a taxable REIT subsidiary (“TRS”).
We are subject to counterparty risk and may be unable to seek indemnity or require our counterparties to repurchase mortgage loans if they breach representations and warranties, which could cause us to suffer losses.
When selling mortgage loans, sellers typically make customary representations and warranties about such loans. Our mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to repurchase or substitution, or that our counterparty will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. Our inability to obtain indemnity or require repurchase of a significant number of loans could harm our business, financial condition, liquidity, results of operations and our ability to make distributions to our stockholders.

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
At times, the asset-backed securitization markets have experienced disruptions, and securitization volumes have decreased sharply due to, among other reasons, heightened inflation. These conditions in the securitization markets include reduced liquidity, increased risk premiums for issuers, reduced investor demand, financial distress among financial guaranty insurance providers, a general tightening of credit and substantial regulatory uncertainty. When these conditions exist, our cost of funding increases and our access to the securitization market could diminish or even be eliminated. As a result, these conditions could preclude us from securitizing assets acquired for such purpose.
Our ability to sell mortgage loans into securitizations could also be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to sell assets into securitizations. Provisions of the Dodd-Frank Act have required significant revisions to the legal and regulatory framework that apply to the asset-backed securities markets and securitizations. For example, Section 15G of the Exchange Act, as modified by the Dodd-Frank Act, generally requires the issuer of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities. While Section 15G includes an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages” (as defined in the accompanying regulations), RPLs of the type that we purchased and securitized generally do not qualify for this exemption. We therefore are required to retain five percent or more of the credit risk associated with the assets we securitize.

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
The frequency at which prepayments (including voluntary prepayments by borrowers, loan buyouts and liquidations due to defaults and foreclosures) occur on residential mortgage loans, including those underlying MBS, is affected by a variety of factors, including, home price appreciation, prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the mortgage loans and any related MBS. These faster or slower than expected payments may adversely affect our profitability, although the effects vary because upon prepayment we can receive 100% of the remaining UPB that we had purchased at a significant discount.
We have in the past purchased loans that have a higher interest rate than the prevailing market interest rate. In exchange for this higher interest rate, we would pay a premium to par value to acquire the loan. In accordance with U.S. GAAP, we amortize this premium over the expected term of the security or loan based on our prepayment assumptions or its contractual terms, depending on the type of loan or security purchased. If a loan is prepaid in whole or in part at a faster than its expected rate or contractual term (as applicable), we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.
We have in the past also purchased securities or loans that have a lower interest rate than the prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the loan. We accrete this discount over the expected term of the loan based on our prepayment assumptions or its contractual terms, depending on the type of loan or security purchased. If a loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of investment portfolio and result in a lower than expected yield on loans purchased at a discount to par.

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
We own real estate directly as well as assets that are secured by real estate. Real estate assets are subject to various risks, including:
•declines in the value of real estate;
•acts of nature, including earthquakes, floods, wildfires, and other natural disasters, which may result in uninsured losses;
•acts of war or terrorism, including the consequences of terrorist attacks;
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
In executing our business plan, we regularly consider the allocation of capital CMBS and various other commercial real estate assets and investment opportunities. The allocation of capital may vary due to market conditions, the expected relative return on equity of each, the judgment of our New Manager, the demand in the marketplace for certain mortgage loans and the availability of specific investment opportunities. We also consider the availability and cost of our likely sources of capital. If we fail to appropriately allocate capital and resources across our portfolio or fail to optimize our acquisition and capital raising opportunities, our financial performance may be adversely affected.
Our use of models in connection with the valuation of our assets and determination of the timing and amount of cash flows expected to be collected subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.
As part of the risk management process, we use our New Manager’s detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by county, region, prepayment speeds and foreclosure frequency, cost and timing. Models and data are used to value assets or potential assets, assess the timing and amount of cash flows expected to be collected, and may also be used in connection with any hedging of our acquisitions. Many of the models are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the models to also be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation or cash flow models, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low, overestimate the timing or amount of cash flows expected to be collected, underestimate the timing or amount of cash flows expected to be collected, or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

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
The failure of our Servicer to service our assets effectively would materially and adversely affect us.
We rely on our Servicer to service and manage our assets, including managing collections on our whole mortgage loans and the mortgage loans underlying our retained MBS. If our Servicer is not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If our Servicer takes longer than we expect to liquidate non-performing assets, our losses may be higher than originally anticipated. We also rely on our Servicer to provide all of our property management, lease management and renovation management services associated with the real properties we acquire upon conversion of residential mortgage loans that we own or that we acquire directly. The failure of our Servicer to effectively service our mortgage loan assets, including the mortgage loans underlying any MBS we may own, REO and other real estate-related assets could negatively impact the value of our investments and our performance.

The Servicer’s operations are heavily regulated at the U.S. federal, state and local levels and its failure to comply with applicable regulations could materially adversely affect our expenses and results of operations, and there is no assurance that we could replace the Servicer with servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms.
The Servicer must comply with a wide array of U.S. federal, state and local laws and regulations, including certain licensing requirements, that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Servicing Agreement, including CFPB mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act, as well as the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act and the Equal Credit Opportunity Act, as well as individual state licensing, privacy, foreclosure laws and federal and local bankruptcy rules. These requirements can and will change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. These laws and regulations cover a wide range of topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information (privacy). The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties.
In general, the laws and regulations relating to mortgage servicing are complex and vary greatly among the states and localities, and in some cases, these laws are in direct conflict with each other or with U.S. federal law. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. Further, the current presidential administration has indicated that it plans to significantly reduce the regulatory burden on businesses. The implications and any actual changes to current regulatory processes are currently unknown, creating additional uncertainty. A decrease in regulatory oversight at the federal level may additionally result in increased regulation and oversight at the state level, resulting in many different requirements and agencies to manage, which may be conflicting. Material changes in these rules and regulations could increase our expenses under the Servicing Agreement. From time to time, the Servicer may be party to certain regulatory inquiries and proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely its reputation. The Servicer’s failure to comply with applicable laws and regulations could adversely affect our expenses and results of operations. If we were to determine to change servicers, there is no assurance that we could find servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms. The Servicer’s failure to comply with these laws and regulations could also indirectly result in damage to our reputation in the industry and adversely affect our ability to effect our business plan.
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
The commercial real estate lending business depends on the creditworthiness of borrowers, which we must judge. In making such judgment, we may depend on information obtained from non-public sources and the borrowers in making acquisition decisions and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide range of information including, without limitation, information relating to the form of entity of the prospective borrower, which may indicate whether the borrower can limit the impact that its other activities have on its ability to pay obligations related to the commercial real estate loan.
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
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We face significant competition when acquiring mortgage loans and our other targeted assets. Our competitors include other mortgage REITs, financial companies, public and private funds, hedge funds, commercial and investment banks and residential and commercial finance companies. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. We also may have different operating constraints from those of our competitors including, among others, tax-driven constraints such as those arising from our intention to qualify and maintain our qualification as a REIT and restraints imposed on us by our attempt to comply with certain exclusions from the definition of an “investment company” or other exemptions under the Investment Company Act. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, may reduce the number of attractive commercial real estate investment opportunities available to us or increase the bargaining power of asset owners seeking to sell, which would increase the prices for these assets. If such events occur, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.
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
Interest rate fluctuations and shifts in the yield curve may cause losses.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate our mortgage loans and our CMBS, and may relate to additional commercial real estate assets we acquire in the future. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate and other securities and loans at attractive prices, the value of our real estate and other securities, loans and derivatives and our ability to realize gains from the sale of such assets. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, regulations and other legal rules applicable to REITs or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition, cash flows and results of operations.

Until recently, the Federal Reserve maintained interest rates close to zero. In 2022, however, in response to the inflationary pressures—driven by ongoing supply chain disruptions, the lingering effect of fiscal stimulus, and the war in Ukraine—the Federal Reserve rapidly raised interest rates. The Federal Reserve continued to steadily increase interest rates through July 2023, holding interest rates steady through the remainder of 2023. In 2024, the Federal Reserve made three rate cuts, reducing the benchmark rate by a full percentage point. It has been indicated that the Federal Reserve is not expected to make additional rate cuts in the first half of 2025. Higher interest rates have resulted, and may in the future result, in increased interest expense on our outstanding variable rate and future variable and fixed-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, loan origination volume may decrease and negatively impact our operating results. Additionally, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our financing strategy is mainly dependent on our ability to place the debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.
Interest rate changes may also impact our net book value as most of our investments are marked to market each quarter. Debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed-rate securities decreases, which will decrease the book value of our equity.
Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our investments and therefore their value. For example, increasing interest rates would reduce the value of the fixed-rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed-rate assets in order to adjust the yield upward to meet the market and vice versa. This would have similar effects on our real estate and other securities and loan portfolio and our financial position and operations to a change in interest rates generally.
Security breaches and other cyber-security incidents could result in a loss of data, interruptions in our business, subject us to regulatory action and increased costs, each of which could have a material adverse effect on our business and results of operations.
Our New Manager oversees our cybersecurity. Like all companies, we have information technology that may be vulnerable to security breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, theft, terrorist attacks, malicious ransomware cyber-attacks, computer viruses, hackers and general technology failures. Security breaches and other cyber-security incidents could result in a loss of data, interruptions in our business, subject us to regulatory actions and increased costs, each of which could have a material adverse effect on our business and results of operations.
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
In addition, we are subject to various privacy and data protection laws and regulations, and any changes to laws or regulations, including new restrictions or requirements applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. For example, the New York State Department of Financial Services requires certain financial services companies, such as our Servicer, to establish a detailed cybersecurity program and comply with other requirements, and the California Consumer Protection Act, which went into effect in January 2020, as amended by the California Privacy Rights Act, which went into effect in January 2023, created new compliance regulations on businesses that collect information from California residents. Non-compliance by us, or potentially by third parties with which we share information, with any applicable privacy and cybersecurity law or regulation, including accidental loss, inadvertent disclosure, unauthorized access or dissemination or breach of security, may result in damage to our reputation and could subject us to fines, penalties, required corrective actions, lawsuits, payment of damages or restrictions on our use or transfer of data.
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

Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, additional regulatory scrutiny, significant litigation exposure and harm to our reputation, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, insurance and other safeguards might only partially reimburse us for losses, if at all.
Risks Related to Leverage and Hedging
We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable.
We use leverage to finance our investment operations and to enhance our financial returns and potentially to pay dividends. Sources of leverage may include bank credit facilities, warehouse lines of credit, structured financing arrangements (including securitizations) and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. We may use repurchase agreements to acquire certain assets. Because repurchase agreements are short-term borrowings, typically with 30- to 90-day terms (although some may have terms up to 364 days), they are more subject to volatility in interest rates and lenders willingness to extend such borrowings. We currently do not expect a majority of our borrowings to be repurchase agreements or other short-term borrowings. Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. We intend to use leverage for the primary purpose of financing acquisitions for our portfolio and not for the purpose of speculating on changes in interest rates. We do not have a targeted debt-to-equity ratio generally or for specific asset classes. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we may be subject to margin calls as a result of our financing activity. Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and, as necessary, to renew or replace borrowings as they mature.
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
We have used and expect to continue to use securitization and other non-recourse long-term financing for our investments if, and to the extent, available. In such structures, lenders typically have only a claim against the assets included in the securitizations rather than a general claim against the owner-entity. Prior to each such financing, we may seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization.
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
We have in the past, and may in the future, enter into debt facilities that will require us to comply with various operational, reporting and other covenants that limit us from engaging in certain types of transactions. For example, the indenture governing the Operating Partnership’s $110.0 million aggregate principal amount of 8.875% Senior Notes due 2027 (the “2027 Notes”) contains covenants that place restrictions on us, the Operating Partnership and its affiliates. The indenture governing the 2027 Notes restricts, among other things, our and certain of our subsidiaries’ ability to incur certain additional debt, make certain investments or acquisitions, sell certain assets, and merge, consolidate or transfer all or substantially all of our assets. Additionally, the indenture governing the 2027 Notes requires us to comply with certain maintenance requirements, including certain levels of cash and liquidity. If there were an event of default under our debt facilities that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those debt instruments.
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
•to the extent hedging transactions do not satisfy certain provisions of the Internal Revenue Code or are not made through a TRS, the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by the Internal Revenue Code provisions governing REITs;
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
We operate in a highly regulated industry and continually changing U.S. federal, state and local laws and regulation could materially adversely affect our business, financial condition and results of operations.
The residential and commercial mortgage industries are highly regulated. We and our New Manager are required to comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which each of us conducts our businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A material failure to comply with any of these laws or regulations could subject us and our New Manager to lawsuits or governmental actions and damage our reputation, which could materially adversely affect our business, financial condition and results of operations.
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

In particular, the Dodd-Frank Act resulted in a comprehensive overhaul of the financial services industry in the U.S. and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the TILA, and the RESPA, aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements. Unpredictable events, such as the current ongoing military conflicts, may create economic shocks, to which federal, state, and local governments respond with new borrower and tenant rights and protections. Certain federal and state regulators continue to consider proposals to apply regulatory prudential standards to nonbank servicers, which may impact how our service providers, including the Servicer, are regulated. However, the current presidential administration has indicated that it plans to significantly reduce the regulatory burden on businesses. The implications and any actual changes to current regulatory processes are currently unknown, creating additional uncertainty. A decrease in regulatory oversight at the federal level may additionally result in increased regulation and oversight at the state level, resulting in many different requirements and agencies to manage, which may be conflicting.
In addition, although we do not intend to acquire MBS in which the underlying mortgage loans are guaranteed or insured by any GSE or U.S. governmental agency, actions taken by or proposed to be taken by, among others, the Federal Housing Finance Agency, the U.S. Treasury, the Federal Reserve Board or other U.S. governmental agencies that are intended to regulate the origination, underwriting guidelines, servicing guidelines, servicing compensation and other aspects of mortgage loans guaranteed by the GSEs or U.S. governmental agencies (known as “Agency RMBS”) can have indirect and sometimes direct effects on our business and business model, results of operations and liquidity. For example, loan originators and servicers, investors and other participants in the mortgage securities markets may use regulatory guidelines intended for Agency RMBS as guidelines or operating procedures in respect of non-Agency RMBS. In addition, changes in underwriting guidelines for Agency RMBS generally affect the supply of similar or complementary non-Agency RMBS.
Our New Manager’s or our Servicer’s failure to comply with these laws, regulations and rules may result in reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, restrictions on tenant evictions, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations.
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
The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a CPO. In December 2012, the Commodity Futures Trading Commission issued the No-Action Letter, giving relief to operators of mortgage REITs from the requirement to register as a CPO. In order to qualify, we must, among other non-operation requirements: (1) limit our initial margin and premiums required to establish our swap or futures positions to no more than 5% of the fair market value of our total assets; and (2) limit our net income derived annually from our swaps and futures positions that are not “qualifying hedging transactions” to less than 5% of our gross income. The need to operate within these parameters could limit the use of swaps by us below the level that we would otherwise consider optimal or may lead to the registration of our company or our directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.

Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans. In the event that any such licensing requirement is applicable and we are not able to obtain such licenses in a timely manner or at all, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us.
Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently do not hold any such licenses, and there is no assurance that we will be able to obtain them or, if obtained, that we will be able to maintain them. In connection with these licenses we would be required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to obtain or maintain such licenses or our inability to enter into another regulatory-compliant structure could restrict our ability to sell loans in these jurisdictions if such licensing requirements are applicable. In lieu of obtaining such licenses, we may contribute our acquired RPLs to one or more wholly owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements, or the seller of such loans may continue to hold the loans on our behalf or sell such loans until we obtain the applicable state license. If required, we will form one or more subsidiaries that will apply for necessary state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit our ability to invest in residential mortgage loans. Our failure to obtain and maintain required licenses may expose us to penalties or other claims and may affect our ability to sell our remaining residential mortgage loans and, as a result, could harm our business.
We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Residential mortgage loan originators and servicers are required to comply with various U.S. federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on “high cost” loans. Failure of our New Manager or service providers to comply with these laws could subject us, as an assignee or purchaser of the related residential mortgage loans, to monetary penalties and could result in impairment in the ability to foreclose such loans or the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our shares. The U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the Internal Revenue Service and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations.
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

Risks Related to Our Management and Our Relationship with Our New Manager, and the Servicer
We have conflicts of interest with the New Manager and the Servicer, and certain members of our Board of Directors, as well as our management team, and have, or could have in the future, conflicts of interest due to their respective relationships with these entities, and such conflicts could be resolved in a manner adverse to us.
The New Manager currently manages our business, investment activities and affairs pursuant to the Management Agreement. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead the New Manager to place undue emphasis on Earnings Available for Distribution (as defined in the Management Agreement), at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.
As an externally managed REIT, we are entirely managed by the New Manager, which negotiates all of our agreements and deals with all of our contractual counterparties on our behalf. For example, the New Manager acts for us in connection with the Servicing Agreements, including monitoring the performance of the Servicer under the Servicing Agreements and exercising any available rights or remedies on our behalf. Our New Manager and the Servicer are affiliates.
The Servicing Agreements were also not negotiated at arm’s length and could contain terms that are less favorable to us than similar agreements negotiated with unaffiliated third parties. In addition, the Servicer is generally not prohibited from providing similar services to other owners of mortgage loans and real estate assets, including other affiliates of Rithm.
Our Chief Executive Officer is an executive officer of our New Manager or the Servicer or both and has interests in our relationship with them that may be different from the interests of our stockholders which may encourage the support of strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and New Manager, our Servicer, or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence.”
Rithm’s failure to appropriately manage or address conflicts of interest could damage its and our reputation and adversely affect our business, financial condition and results of operations.

Rithm confronts actual or potential conflicts of interest relating to its investment activities and the investment activities of investment funds or accounts managed by Rithm and its affiliates, including the Company (collectively, “Client Accounts”). Rithm operates as a REIT with a broad investment mandate covering real estate related securities and other investments. Accordingly, Rithm and certain of its Client Accounts, including the Company, have overlapping investment objectives. Actual or potential conflicts may arise with respect to Rithm’s decisions regarding how to allocate investment opportunities among Rithm, its Client Accounts, including the Company, and other operating companies. For example, Rithm may allocate an investment opportunity that is appropriate for Rithm or its Client Account, in a manner that excludes one or more Client Accounts, including the Company, or results in a disproportionate allocation based on factors or criteria that Rithm determines, such as sourcing of the transaction, the specific nature of the investment or size and type of the investment, among other factors. Additionally, a decision by Rithm to acquire material non-public information about a company while pursuing an investment opportunity for itself, an operating company, or a particular Client Account gives rise to a potential conflict of interest when it results in Rithm having to restrict the ability of other Client Accounts, including the Company, or various operating companies and affiliates to buy or sell securities in the public markets. There may be perceived conflicts of interest regarding investment decisions.

In addition, the challenge of allocating investment opportunities to certain Client Accounts, including the Company, may be exacerbated as Rithm expands its business to include more lines of business, including the asset management business. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. In addition, the perception of non-compliance with such requirements or policies could harm Rithm’s and our reputation with fund investors and our respective stockholders.

To the extent that the Company co-invests in the same investment opportunity with Rithm, Client Accounts or operating companies, Rithm confronts actual or potential conflicts of interest in relation to investment decisions in respect of such co-investment opportunity. A co-investment will be made on the basis of multiple factors, including, without limitation, an assessment of the appropriate amount of risk for the Company and other participating affiliated co-investors to bear. Risk assessment is an inherently subjective determination and Rithm and RCM GA will not follow a pre-established formula to determine appropriate risk for each affiliated investor, including the Company, in a co-investment. Additional conflicts of interest may exist in relation to when to exit or liquidate a particular co-investment (which may be inherently illiquid), and RCM GA may not cause the Company to exit or liquidate the co-investment at the time which best aligns with the Company’s risk or liquidity profile. In addition, in a particular co-investment opportunity, there may be additional fees and expenses charged by parties originating or servicing the investment opportunity, including operating companies.
Rithm’s affiliates or portfolio companies may be service providers or counterparties to its funds or portfolio companies or the Company and receive fees or other compensation for services that are not shared with or rebated to the Company, including in relation to asset servicing and deal origination fees. In such instances, Rithm may be incentivized to cause its funds or portfolio companies to purchase such services from its affiliates or portfolio companies rather than an unaffiliated service provider despite the fact that a third-party service provider could potentially provide higher quality services or offer them at a lower cost.
It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. While Rithm believes we have appropriate policies and procedures in place to manage conflicts of interest, this process is complex and difficult and our reputation could be damaged if Rithm fails, or appears to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect Rithm Property Trust’s business, financial condition or results of operations in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with Rithm Property Trust.
Our Board of Directors has approved a very broad investment policy and guidelines for our New Manager and will not review or approve each investment decision. We may change our investment policy and guidelines without stockholder consent, which may materially and adversely affect the market price of our Common Stock and our ability to make distributions to our stockholders.
Our New Manager is authorized to follow a very broad investment policy and guidelines and, therefore, has great latitude in determining the types of assets that are proper investments for us, as well as the individual investment decisions. In the future, our New Manager may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our Board of Directors will periodically review our investment policy and guidelines and our investment portfolio but will not review or approve each proposed investment by our New Manager unless it falls outside the scope of our previously approved investment policy and guidelines or constitutes a related party transaction.
In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to it by our New Manager. Furthermore, our New Manager may use complex strategies. Transactions entered into by our New Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. In addition, we may change our investment policy and guidelines and targeted asset classes at any time without the consent of our stockholders, and this could result in our making investments that are different in type from, and possibly riskier than, our current investments or the investments currently contemplated. Changes in our investment policy and guidelines and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.

The Servicing Agreements were not negotiated at arm’s length.
Under the Servicing Agreements, the Servicer provides us with critically important services, including, among many others, the servicing of our whole mortgage loans, including the mortgage loans underlying our MBS, loan modification services, assisted deed-in-lieu of foreclosure services, assisted deed-for-lease services and other loss mitigation services with respect to our mortgage loans and property management, leasing management and renovation management services with respect to our real property assets and assistance in finding third party financing for such properties. The Servicer is subject to the same terms as the Former Servicer, as the Servicer adopted the Servicing Agreements pursuant to that Servicing Transfer Agreement. The Servicing Agreements expire July 8, 2029. We may not terminate the Servicing Agreements except for cause or if we terminate the Management Agreement for cause, the Servicer may terminate the Servicing Agreements without cause by providing written notice to us no later than 180 days prior to December 31 of any year, and the Servicing Agreements will terminate effective on the December 31 next following the delivery of such notice. The Servicing Agreements also provide that the Servicer may terminate the agreement within 180 days after receiving notice that the Management Agreement has terminated, without any termination payment by us if the Management Agreement has been terminated for cause. If the Management Agreement has been terminated other than for cause and the Servicer terminates the Servicing Agreements, we will be required to pay a significant termination fee. The Management Agreement will automatically terminate at the same time as the Servicing Agreements if the Servicing Agreements are terminated for any reason. Upon any termination of the Servicing Agreements, it may be difficult for us to secure suitable replacements or we may secure alternative servicers with less effective servicing platforms or at greater expense. In addition, the Servicer has no liability to us for its negligence in performing services for us under the Servicing Agreements, unless that negligence rises to the level of gross negligence or willful misconduct. The material terms of the Servicing Agreements are further described in “Item 1. Business — The Servicer.” The Servicing Agreements were not negotiated at arm’s length; accordingly, it may contain terms that are less favorable to us than agreements negotiated with one or more unaffiliated third parties might contain.
Risks Related to Our Organizational Structure
Maintenance of our exclusion from regulation as an investment company under the Investment Company Act imposes significant limitations on our operations.
We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We are organized as a holding company and we conduct our business primarily through wholly owned subsidiaries of our Operating Partnership. Neither we nor our Operating Partnership nor Great Ajax Funding is an investment company under Section 3(a)(1)(C). The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed 40% of the value of all our assets (excluding U.S. government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Our 19.8% equity interest in our Former Manager and our 9.5% equity interest in the parent company of our Servicer are held by GA-TRS, which is a special purpose subsidiary of our Operating Partnership, and GA-TRS may rely on Section 3(c)(1) or Section 3(c)(7) for its Investment Company Act exclusion and, therefore, our interest in such subsidiary would constitute an “investment security” for purposes of determining whether we pass the 40% test (see “Item 1. Business — Operating and Regulatory Structure — Investment Company Act Exclusion” for additional information regarding the 40% test).
Certain of our subsidiaries may rely on the exclusion provided by Section 3(c)(5)(C) or Section 3(c)(6)under the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the entity’s assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity’s assets consist of qualifying real estate assets or real estate-related assets. Section 3(c)(6) is designed for entities that are directly or through subsidiaries primarily engaged in Section 3(c)(5)(C) real estate and/or other banking/finance businesses excepted from the definition of “investment company” pursuant to Sections 3(c)(3), 3(c)(4) or 3(c)(5) of the Investment Company Act. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets.

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
To assist us in qualifying as a REIT, among other purposes, our charter generally limits the beneficial or constructive ownership of our (a) Common Stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our Common Stock and (b) capital stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our capital stock. We have waived these ownership limits, to a certain extent, for Rithm (an affiliate of our Manager), Flexpoint Great Ajax Holdings LLC (“Flexpoint REIT Investor”), the Wellington Management Company LLP and certain related advisory clients of Wellington Management Company LLP (collectively, the “Wellington Investors”), Magnetar Financial LLC and certain funds managed by the advisor (collectively, the “Magnetar Investors”), and certain other investors. This and other restrictions on ownership and transfer of our shares of stock contained in our charter may discourage a change of control of us and may deter individuals or entities from making tender offers for our Common Stock on terms that might be financially attractive to you or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell our common stock.

Our stockholders’ ability to control our operations is limited.
Our Board of Directors approves our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our Board of Directors may amend or revise these and other strategies without a vote of our stockholders. Further, Flexpoint REIT Investor, the Wellington Investors, Magnetar, as well as Rithm, own significant portions of our common stock, will continue to have significant influence over us, and may have conflicts of interest with us or you now or in the future.
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
Our charter provides that, subject to the rights of holders of one or more classes or series of preferred stock to elect or remove one or more directors, a director may be removed only for “cause” (as defined in our charter), and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum, and directors elected to fill such vacancies shall serve for the full term of the directorship in which the vacancy occurred (other than vacancies among any directors elected by the holder or holders of any class or series of preferred stock, if such right exists) and until a successor is elected and qualified. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in our control that is in the best interests of our stockholders.
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
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. In order for us to continue to qualify as a REIT, no more than 50% of the value of our outstanding shares of capital stock (after taking into account options to acquire shares of stock) may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order for us to continue to qualify as a REIT, 100 or more persons must beneficially own our shares during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. In order to help us qualify as a REIT, among other purposes, our charter generally limits the beneficial or constructive ownership of our (a) Common Stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our Common Stock or (b) capital stock by any person to no more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our capital stock. Our Board of Directors, in its sole and absolute discretion, may grant an exemption to certain of these prohibitions, subject to certain conditions and receipt by our Board of Directors of certain representations, covenants and undertakings. Our Board of Directors waived such limit in connection with the ownership by Flexpoint REIT Investor, the Wellington Investors and certain other investors. Our Board of Directors may also from time to time increase this ownership limit for one or more persons and may decrease such limit for all other persons. Any decrease in the ownership limit generally applicable to all stockholders will not be effective for any person whose percentage ownership of our stock is in excess of such decreased ownership limit until such time as such person’s percentage ownership of our stock equals or falls below such decreased ownership limit, but any further acquisition of our stock in excess of such decreased ownership limit will be in violation of the decreased ownership limit. Our Board of Directors may not increase the decreased ownership limit (whether for one person or all stockholders) if such increase would allow five or fewer individuals (including certain entities) to beneficially own more than 49.9% in value of our outstanding capital stock.

Our charter’s constructive ownership rules are complex and may cause the outstanding shares of our stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding shares of any class or series of our stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding shares of our Common Stock or of our stock of all classes and series and thus violate the ownership limits or other restrictions on ownership and transfer of our stock. Any attempt by a stockholder to own or transfer our stock in excess of the ownership limit without the consent of our Board of Directors or in a manner that would cause us to be “closely held” under Section 856(h) of the Internal Revenue Code (without regard to whether the stock is held during the last half of a taxable year) or would otherwise cause us to fail to qualify as a REIT will result in the stock being automatically transferred to a trustee for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the stock ownership limit or the restrictions on ownership and transfer of our stock, any such transfer of our shares will be void ab initio. Further, any transfer of our stock that would result in our shares being beneficially owned by fewer than 100 persons will be void ab initio.
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
•weakening of the mortgage loan market or the commercial real estate market;
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
•actual or perceived conflicts of interest, or the discontinuance of our strategic relationships, with our New Manager or the Servicer;
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
Our Common Stock share price has been and may continue to be volatile.
The market price of our shares has been extremely volatile. From January 1, 2024 through February 12, 2025, the trading price of our Common Stock has been as low as $2.68 per share and as high as $5.89 per share. The market price variation of our Common Stock may not necessarily bear any relationship to our book value, asset values, operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for our shares in the future. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.
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
If we fail to establish and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud.
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

We have not established a minimum distribution payment level on our Common Stock, and we cannot assure you of our ability to make distributions in the future, or that our Board of Directors will not reduce distributions in the future regardless of such ability.

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code, which enables us to avoid being subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. However, the declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors, and our ability to make distributions depends on, among other things, our results of operations, which may experience uneven cash flow because we hold RPLs and NPLs, our earnings, our financial condition, our working capital needs, new opportunities and distribution requirements imposed on REITS by applicable law, the other risk factors described in this Annual Report, and such other factors as our Board of Directors may deem relevant from time to time. While we intend to distribute to our stockholders an amount equal to at least 90% of our REIT taxable income determined before applying the deduction for dividends paid and by excluding net capital gains consistent with our intention to maintain our qualification as a REIT under the Internal Revenue Code, we have not established a minimum distribution payment level on our Common Stock and there can be no assurance regarding the amounts and timing of the approval and declaration of cash dividends, our ability to declare dividends, or that our Board of Directors will not determine to reduce such distributions, in the future. In addition, some of our distributions to our common stockholders may continue to include a return of capital.
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent that distributions exceed earnings or cash flow from our investment activities.
We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent that distributions exceed earnings or cash flow from our investment activities. Because our assets may not receive payments on a regular basis, we may experience uneven cash flow, making it more difficult to maintain the necessary cash to pay distributions. Such distributions would reduce the amount of cash we have available for investing and other purposes and could be dilutive to our financial results. In addition, funding our distributions from our net proceeds may constitute a return of capital to our investors, which would have the effect of reducing each stockholder’s basis in its common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We are an externally managed company and our day-to-day operations are managed by our New Manager and our officers under the oversight of our Board of Directors. We are reliant on our New Manger, in identifying, assessing and managing material risks to our business from cybersecurity threats.
Risk Management and Strategy
Our New Manager, through Rithm, maintains a comprehensive cybersecurity program and regularly assesses any risk of cybersecurity threats. In doing so, Rithm continuously monitors and tests our information systems for potential vulnerabilities pursuant to our cybersecurity program. Rithm’s cybersecurity program is led by its interim Chief Information Security Officer (“CISO”) and is part of its overall enterprise risk management program.
Rithm’s dedicated cybersecurity personnel supervise and monitor our controls, technologies, systems and other processes utilized to mitigate any data loss, theft, exploitation, unauthorized access or other vulnerabilities that may affect our information or data. Specifically, Rithm’s cybersecurity program consists of incident response procedures, information security and vendor management due diligence, as well as participation in industry consortiums, ongoing monitoring, internal and independent testing of information systems and continuous employee education and simulations. Rithm’s independent testing includes both (i) periodic testing and evaluations performed by its internal audit team and (ii) annual network penetration testing conducted through independent third parties. Rithm’s processes for assessing, identifying and managing material risks from cybersecurity threats have been integrated into its overall risk management system and processes. As part of these processes, Rithm monitors the privacy and cybersecurity laws, regulations and guidance applicable to us in the regions where we do, as well as proposed privacy and cybersecurity laws, regulations, guidance and emerging risks.
Additionally, in order to reduce cybersecurity risks related to our use of third-party service providers, Rithm (i) obligates our service providers to adhere to strict privacy and cybersecurity measures and (ii) performs risk assessments of each new service provider during onboarding based on, among other things, the nature of their business and the type of information we provide to such service providers. Each service provider is assigned a tiered risk rating, which determines the frequency and extent of evaluation for the service provider. Furthermore, Rithm collects and evaluates SIG, SOC 1 reports and Business Continuity and Disaster Recovery documents for our key service providers.

To date, we have not experienced a material cybersecurity breach and no risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. While the New Manager has implemented processes and procedures that it believes are tailored to address and mitigate the cybersecurity threats that our Company faces, there can be no assurances that such an incident will not occur despite our efforts, as more fully described in Item 1A. Risk Factors.
For a discussion of how risks from cybersecurity threats affect our business, and our reliance on our New Manager managing these risks, see “Part 1. Item 1A. Risk Factors – Risks Related to Our Company – Security breaches and other cyber-security incidents could result in a loss of data, interruptions in our business, subject us to regulatory action and increased costs, each of which could have a material adverse effect on our business and results of operations.” in this Annual Report.
Governance
Our Board of Directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. The Audit Committee of the Board of Directors, in conjunction with the New Manager, oversees the Company’s risk management program, which focuses on the most significant risks the Company faces in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports from Rithm’s CISO and Chief Information Officer (“CIO”) on the Company’s enterprise risk profile and the Company’s risk treatment policies and processes on a quarterly basis or as needed. Additionally, Rithm has protocols by which certain cybersecurity incidents would be escalated in a timely manner to our Audit Committee and Board of Directors.
The New Manager, through Rithm, takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. In particular, the CISO is focused on assessing, managing, mitigating and reporting on cybersecurity threats and risks. The CISO plays a critical role in protecting the Company’s assets, data and reputation by developing a robust security strategy and security awareness. Rithm’s current CISO brings over 20 years of experience in IT operations and information security with a proven track record working in large financial institutions, mortgage companies and banks, with expertise in managing complex security environments. The CISO, in conjunction with other executive leaders such as the CIO and the Chief Legal Officer, manages the Company’s cybersecurity posture.
In doing so, the CISO receives regular reports prepared by our experienced cybersecurity personnel on cybersecurity threats and continuously reviews risk management measures implemented by the Company to help identify and mitigate data protection and cybersecurity risks.
At the employee level, the New Manager maintains an experienced information technology team tasked with implementing our privacy and cybersecurity program and support the CISO in carrying out reporting, security and mitigation functions. The New Manager also holds employee trainings on privacy and cybersecurity, as well as records and information management, and it conduct phishing tests. We generally seek to promote awareness of cybersecurity risk through communication and education of our employee population.
Item 2. Properties
Our principal executive offices are shared with our New Manager and our Servicer and are located at 799 Broadway, 8th Floor New York, New York 10003. The lease for these premises expires on June 30, 2033; we are not responsible for any lease costs. We do not own any material real property.
Item 3. Legal Proceedings
Neither we nor any of our subsidiaries are party to, nor is any of our property the subject of, any material pending legal or regulatory proceedings. We and our affiliates may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our shares of Common Stock have been listed on the NYSE since February 13, 2015. On December 2, 2024, the symbol was changed to “RPT” from “AJX” in connection with our name change to Rithm Property Trust Inc.
Holders
As of February 12, 2025, there were 240 common stockholders of record.
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
To the extent that cash available for distribution is less than our REIT taxable income, we could be required to sell assets, borrow funds or raise equity capital to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We generally are not required to make distributions with respect to activities conducted through GA-TRS, GAJX Real Estate Corp. (“GAJX”) or any other TRS that we may form.
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
Performance Graph
We have one class of common stock, which is listed on the NYSE under the symbol “RPT”.
The following graph compares the cumulative total return for our Common Stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT and S&P 500. The graph assumes an investment of $100 in our Common Stock and in each of the indices on December 31, 2019 through December 31, 2024. The past performance of our Common Stock is not an indication of future performance.
The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

Total Return Performance
Rithm Property Trust Inc.
NAREIT All REIT
Russell 2000
NAREIT Mortgage REIT
S&P 500
Index Value
240
220
200
180
160
140
120
100
80
60
40
20
2019
2020
2021
2022
2023
2024

	Year Ended December 31,
Index	2019	2020	2021	2022	2023	2024
Rithm Property Trust Inc.	$100	$77.5	$103.6	$64.3	$53.5	$32.5
NAREIT All REIT	100	94.9	134.1	100.8	112.2	116.6
Russell 2000	100	119.9	137.7	109.5	128.0	142.7
NAREIT Mortgage REIT	100	81.4	94.0	69.3	79.8	78.6
S&P 500	100	118.4	152.3	124.7	157.5	196.8
Unregistered Sales of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Annual Report, unless the context indicates otherwise, references to “Rithm Property Trust,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Rithm Property Trust Inc. and its subsidiaries (formerly Great Ajax Corp.); references to “Rithm” refer to Rithm Capital Corp. and its subsidiaries; references to “Operating Partnership” refers to Great Ajax Operating Partnership L.P., a Delaware limited partnership; references to our “Former Manager” refer to Thetis Asset Management LLC, a Delaware limited liability company; references to “RCM GA” or our “New Manager” refer to RCM GA LLC; references to our “Servicer” or “Newrez” refer to Newrez LLC, a Delaware limited liability company and an affiliate of RCM GA; references to “Rithm” refer to Rithm Capital Corp., a Delaware corporation and the parent entity of RCM GA; and references to “Gregory” or our “Former Servicer” refer to Gregory Funding LLC, an Oregon limited liability company.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Financial statements and supplementary data, as well as other cautionary statements and risks described elsewhere in this Annual Report.
Overview
Rithm Property Trust Inc. (formerly Great Ajax Corp.) is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. Historically, we acquired RPLs and NPLs either directly or in security form through joint ventures with institutional accredited investors. As discussed below, under RCM GA’s management, we have started to shift our strategic direction towards investments in the commercial real estate sector, and we have begun to invest in CMBS. Our mortgage loans and real properties are serviced by Newrez, a Rithm affiliate.
On June 11, 2024, we completed our previously announced Strategic Transaction with Rithm. The Strategic Transaction included (i) the entry into the Securities Purchase Agreement, which provided for, among other things, upon the approval of the Company’s stockholders on May 20, 2024, the sale of $14.0 million of the Company’s Common Stock to Rithm at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company’s Common Stock on NYSE) as of the date of the Securities Purchase Agreement, and (ii) upon the approval of our stockholders on May 20, 2024, the entry into the Management Agreement with RCM GA, under which RCM GA became our new external manager. In connection with the Strategic Transaction, we terminated our existing management contract with the Former Manager in exchange for approximately 3.2 million shares of our Common Stock and $0.06 million in cash. For a full description of the components of the Strategic Transaction, see our Definitive Proxy Statement filed with the SEC on April 10, 2024. In addition, in connection with the Strategic Transaction, we changed our principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003. On December 2, 2024, we rebranded and changed our name to Rithm Property Trust Inc. from Great Ajax Corp.
The Company conducts substantially all of its business through our Operating Partnership and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. GA-TRS is a wholly-owned subsidiary of the Operating Partnership that owns an equity interest in the Former Manager and previously owned an equity interest in the Former Servicer. GAJX is a wholly-owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell REO properties acquired by the Company. The Company elected to treat GA-TRS and GAJX as TRSs under the Internal Revenue Code. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds REO properties acquired upon the foreclosure or other settlement of its owned NPLs.
Our Operating Partnership, through interests in certain entities as of December 31, 2024, owns 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of December 31, 2024, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single joint venture with our partners. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities (“VIEs”), and we have determined that we are the primary beneficiary of the VIEs.

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the. Internal Revenue Code, and that our current intended manner of operation enables us to meet the requirements for taxation as a REIT for U.S. federal income tax purposes.
Under RCM GA’s management, we shifted our strategic direction towards investments in the commercial real estate sector, and we have begun to invest in CMBS. Although we will evaluate all potentially accretive opportunities, our new investment strategy is focused on originating and/or acquiring loans and securities collateralized by various commercial real estate assets and investing in certain target assets, including senior loans, subordinated debt, mezzanine loans secured by pledges of equity interests in entities that own commercial real estate or other forms of subordinated debt in connection with commercial real estate, preferred equity or debt instruments secured by mortgages on commercial real estate, SBC Loans, as well as commercial mortgage servicing rights, commercial real estate properties and operating businesses in the commercial real estate sector. We do not anticipate investing further in residential mortgage loans, RPLs or NPLs, and we have begun to sell our residential mortgage loans and RMBS. Given the change in focus of our business, we intend to, over time, reposition much of our existing portfolio. We believe commercial real estate offers an attractive investment opportunity given market dynamics that are creating significant refinancing challenges and funding gaps.
Through our New Manager, we have access to Rithm’s extensive expertise and network, creating opportunities to source, underwrite, and structure credit investments in the commercial real estate sector.
Our Portfolio
The following table outlines the carrying value of our portfolio of mortgage loan assets, investments in securities and REO as of December 31, 2024 and 2023 ($ in millions):

	December 31, 2024	December 31, 2023
Mortgage loans held-for-investment, net	$396.1	$864.6
Mortgage loans held-for-sale, net	27.8	55.7
CMBS available-for-sale, at fair value	246.6	—
RMBS available-for-sale, at fair value	62.2	131.6
Investments in securities, held-to-maturity	46.0	59.7
Investments in beneficial interests, net	89.7	104.2
Other investments, at fair value	29.9	—
Real estate owned	4.1	3.8
Total mortgage related assets	$902.4	$1,219.6
We closely monitor the status of our mortgage loans held-for-investment and held-for-sale, as well as the mortgage loans underlying our RMBS and, through our Servicer, work with our borrowers to improve their payment records.
Market Trends and Outlook
Summary
The U.S. economy expanded at a solid rate during the fourth quarter of 2024, as real gross domestic product (“GDP”) rose an annualized 2.3%, which put real growth at 2.5% in 2024 versus 3.2% in 2023. Longer-term Treasury yields rose during both the fourth quarter and in the full year2024, with most of the increase due to higher real yields from Treasury Inflation Protected Securities (“TIPS”). Interest rates remained elevated in 2024, despite the Federal Reserve initiating its first federal funds target rate cut in more than four years in September 2024, followed by additional cuts in the fourth quarter of 2024. The unemployment rate was 4.1% in December 2024, identical to the unemployment rate report for September 2024, but higher than the rate reported for year-end 2023. In addition to the steady unemployment rate, other signs of a solid labor market during the fourth quarter included a strengthening in nonfarm payroll growth, continued low levels of claims for unemployment benefits, and a rising ratio of job openings to unemployed job seekers.

Inflation
Although inflation slowed during 2024, progress towards lower inflation stalled in the second half of the year. The 12-month increase in the overall Consumer Price Index (“CPI”) was 2.9% in December 2024, versus 2.4% in September 2024 and 3.4% in December 2023, while core CPI price inflation (i.e., excluding food and energy prices) for December 2024, stood at 3.2%, only slightly lower than the 3.3% core CPI inflation rate reported for September 2024, but down from 3.9% for December 2023.
Treasury Yields
The nominal 10-year Treasury yield rose to 4.57% at the end of 2024 from 3.78% in September 2024 and 3.88% at the end of 2023. Most of this increase was due to higher real yields from TIPS, which rose to 2.23% in December 2024, from 1.59% in September 2024, and 1.71% at the end of 2023. The 10-year breakeven inflation rate was 2.34% in December 2024, versus 2.19% in September 2024, and 2.17% at the end of 2023.
Labor Markets
Average payroll growth picked up to 170,000 jobs per month in the fourth quarter versus an average of 159,000 jobs per month in the third quarter. For 2024, payroll rose an average of 186,000 per month versus 251,000 per month in 2023. The unemployment rate was unchanged at 4.1% in December 2024 compared to September 2024, however, 0.3% higher from December 2023. Judged by the ratio of job openings to unemployed job seekers, which rose to 1.18 in December 2024, from 1.06 in September 2024, the labor market tightened during the fourth quarter; however, improved overall over the course of 2024 when compared to December 2023 ratio of 1.45. Also, year-over-year growth in average hourly earnings was 3.9% in December 2024, the same wage rate as for September 2024, but slower than the 4.3% wage growth reported for December 2023.
Housing Market
Home sales remained at low levels in 2024, as total home sales (new and existing) averaged 4.75 million, which is relatively unchanged from the average of 4.77 million for 2023. However, home price growth picked up with the 12-month increase in the median resale price of an existing home at 6.0% in December 2024 compared to 4.1% in December 2023.
The economic conditions discussed above influence our investment strategy and results. The Federal Open Market Committee (“FOMC”) lowered the federal funds rate target range by 25 basis points on December 18, 2024, but projected fewer 2025 rate cuts compared to its projections made in September 2024. Additionally, Federal Reserve Chairman Jerome Powell signaled that the recalibration phase of lowering the policy rate is over and the FOMC has entered a phase where further reductions in the policy rate will require further progress in lowering inflation toward the 2% target. The 30-year fixed mortgage rate rose to 6.85% at the end of the fourth quarter from 6.08% at the end of the third quarter of 2024, up from 6.6% at the end of 2023.
Commercial Real Estate
The commercial real estate market in 2024 faced headwinds due to persistent inflation and elevated interest rates, which suppressed transaction volumes, kept financing costs high, and left capitalization rates relatively flat. Despite the overall challenges facing CRE, multifamily and industrial assets continued to perform well, driven by resilient demand and limited new supply, though performance varied by market. The office sector continues to struggle with high vacancy rates and tenant right sizing; however certain Class A office markets experienced a resurgence in demand, offering signs that the office market may be beginning to reverse. Looking ahead to 2025, stabilization in inflation and potential interest rate cuts could improve liquidity and lead to cap rate contraction, though investors remain cautious about underwriting assumptions. Overall, multifamily and industrial sectors are expected to maintain strong fundamentals, while distressed office assets may present selective opportunistic investments.
Factors That May Affect Our Operating Results
Acquisitions — In light certain financial challenges, including the significant losses we have incurred to date and limited sources of financing, we do not expect to be able to acquire significant new commercial mortgage assets in the near future.

Financing — We previously securitized our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. The secured borrowings are structured as debt financings and not sales through a real estate mortgage investment conduit (“REMIC”). We completed the securitization transactions pursuant to Rule 144A under the Securities Act, in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Currently there is substantial uncertainty in the securitization markets which has limited our access to financing.

Distributions — To qualify as a REIT under the Internal Revenue Code, we generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Expenses — Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the Servicing Agreements. Additionally, our Former Manager incurred and our New Manager incurs direct, out-of-pocket costs and expenses related to managing our business, which are contractually reimbursable by us. Additionally, pursuant to the Management Agreement, we also pay all of the New Manager’s costs and expenses and reimburse the New Manager (to the extent incurred by the New Manager) on a monthly basis for the costs and expenses of providing services under the Management Agreement, including reimbursing the New Manager or its affiliates, as applicable, for our allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) the New Manager’s personnel serving as our chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the New Manager and its affiliates who spend all or a portion of their time managing our affairs. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties, and includes any charges for impairments to the carrying value of these assets, which may be significant. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.

Changes in Market Interest Rates — The FOMC recently cut the federal funds rate by 50 basis points which has had a favorable impact on the cost of funds of our repurchase lines of credit. Increases in interest rates, in general, may over time cause: (1) the value of our mortgage loan and MBS portfolio to further decline; (2) coupons on our ARM and Hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to higher interest rates; (3) impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms; (4) reduce the ability or desire of borrowers to refinance their loans; (5) mortgage related assets may become more illiquid during periods of interest rate volatility; (6) difficulties refinancing our securitizations and increases in the costs of our repurchase facility financings; (7) increase our financing costs as we seek to renew or replace borrowing facilities; and (8) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the accretion of our purchase discounts; (2) the value of our mortgage loan and MBS portfolio to increase; (3) coupons on our ARM and Hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (4) the interest expense associated with our borrowings to decrease; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.
Critical Accounting Policies and Use of Estimates
The Company’s significant accounting policies are described detail in Note 2 — Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in this Annual Report. As disclosed in the Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2024; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of December 31, 2024, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.
Allowance for Credit Losses
We adopted ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as CECL using the prospective transition approach for PCD assets on January 1, 2020. Under CECL, we determine the allowance for credit losses by comparing the contractual cash flows for our mortgage loans held-for-investment, investments in securities, held-to-maturity (“HTM”) and investments in beneficial interests by comparing the contractual cash flows to the projected cash flows as determined by management.
Acquired loans may be aggregated and accounted for as a pool of loans if the loans have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. We may adjust our loan pools as the underlying risk factors change over time. We have aggregated our mortgage loan portfolio into loan pools based on similar risk factors. Excluded from the aggregate pools are loans that pay in full subsequent to the acquisition closing date but prior to pooling. Securities HTM and beneficial interests are assessed at the individual security level.
To the extent actual loan performance differs from management’s expectations, our allowance for credit losses could increase or decrease. While no single factor determines the level of our allowance for credit losses, expected borrower performance and underlying property value are two key drivers that factor into our scenario based cash flow projections. Our historical data has demonstrated the number of payments made by a borrower, either in succession or as an aggregate, to be a significant factor in predicting repayment. Additionally, we include an estimate of underlying property value. Accordingly, if our delinquency estimate is overstated and our valuation estimates are overstated, there could be a negative impact on our allowance for credit losses.
Mortgage Loans
Our loans are classified as (i) held-for-investment at amortized cost net of the allowance for credit losses or (ii) held-for-sale at lower of cost or market. When we have the intent and ability to hold loans for the foreseeable future or to maturity/payoff, such loans are classified as held-for-investment. When we have the intent to sell loans, such loans are classified as held-for-sale.
Mortgage Loans Held-for-Investment
Investments in mortgage loans held-for-investment are carried at amortized cost net of any allowance for credit losses. Upon acquisition, the mortgage loans are recorded as three separate elements: (i) the amount of purchase discount which we expect to recover through eventual repayment of the investment, (ii) an allowance for future expected credit loss and (iii) the par value of the investment. The purchase discount and interest income expected to be recovered through eventual repayment of the loans gives rise to an accretable yield. The accretable yield is recognized as interest income on a prospective level yield basis over the life of the loans based on the expected cash flows to be collected. Periodically, the mortgage loans are assessed for any allowance for credit loss that may be required by comparing the expected contractual cash flows to the projected cash flows. For purposes of determining the need for an allowance for credit losses, we aggregate our mortgage loans in pools based on like characteristics and legal entity ownership. If the net present value of the contractual cash flows for any pool exceeds the net present value of the projected cash flows for the same pool, an allowance for credit losses will be recorded. Conversely, if the net present value of the contractual cash flows for any pool is less than the net present value of the projected cash flows for the same pool, no allowance will be recorded and any existing allowance will be reversed.
When the timing and amount of cash flows expected to be collected are reasonably estimable, we use these expected cash flows to apply the effective interest method of income recognition. Any allowance for credit losses is determined under CECL as discussed in “Allowance for Credit Losses” above.

Mortgage Loans Held-for-Sale
Mortgage loans held-for-sale are carried at the lower of cost or fair value. We account for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in earnings in the period in which the change occurs. Interest income is recognized on a cash basis because the loans are in varying stages of delinquency. Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.
CMBS Available-for-Sale, at Fair Value
The Company elected the fair value option for its investments in CMBS. Any changes in fair value are recorded through earnings in the period they occur. Income on CMBS is recognized using the effective interest method. The CMBS are marked-to-market using prices received from a third party pricing vendor subject to review by the Company’s Manager.
RMBS Available-for-Sale, at Fair Value
Investments in RMBS not classified as HTM are classified as available-for-sale (“AFS”). Accordingly, each security is marked-to-market on each balance sheet date and any gain or loss recorded to other comprehensive loss. Income is accrued on RMBS using the effective interest method. Any periodic loss that is determined to be other than temporary would be recorded in earnings in the period the loss occurs. The RMBS are marked-to-market using prices received from a third party pricing vendor subject to review by the Company’s Manager.
Investments in Securities, Held-to-Maturity
We designate the 5.01% of RMBS held to satisfy the European risk retention provisions for certain secured borrowing transactions as HTM because the securities cannot be sold until all classes of the secured borrowing are redeemed. RMBS HTM are carried at amortized cost, net of any allowance for credit losses, and interest income is accrued using the effective interest method. Periodically, each RMBS HTM is assessed for any credit loss that may be required by comparing the expected contractual cash flows to the projected cash flows. If the net present value of the contractual cash flows exceeds the net present value of the projected cash flows, an allowance for credit losses will be recorded. Conversely, if the net present value of the contractual cash flows is less than the net present value of projected cash flows, no allowance will be recorded and any existing allowance will be reversed.
Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value and on the date of transfer. Any unrealized gains or losses continue to be reported in accumulated other comprehensive loss and amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization offsets the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value.
Because these securities are designated as HTM, we do not mark these securities to market through earnings or through other comprehensive loss. Any allowance for credit losses is determined under CECL as discussed in “Allowance for Credit Losses” above. Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value and on the date of transfer. Any unrealized gains or losses continue to be reported in accumulated other comprehensive loss and amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization offsets the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value.
Investments in Beneficial Interests, Net
Investments in beneficial interests are carried at amortized cost net of any allowance for credit losses. Upon acquisition, the investments are recorded as three separate elements: (i) the amount of purchase discount which we expect to recover through eventual repayment of the investment, (ii) an allowance for future expected credit loss and (iii) the par value of the investment. The purchase discount expected to be recovered through eventual repayment of the investment gives rise to an accretable yield. The accretable yield is recognized as interest income on a prospective level yield basis over the life of the investment based on the expected cash flows to be collected. Periodically, each beneficial interest is assessed for any credit loss that may be required by comparing the expected contractual cash flows to the projected cash flows. If the net present value of the contractual cash flows exceeds the net present value of the projected cash flows, an allowance for credit losses will be recorded. Conversely, if the net present value of the contractual cash flows is less than the net present value of projected cash flows, no allowance will be recorded and any existing allowance will be reversed.
Any allowance for credit losses is determined under CECL as discussed in “Allowance for Credit Losses” above.

Fair Value
Fair Value of financial instruments — A fair value hierarchy has been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are less active or not active for identical or similar assets or liabilities; or other inputs that are observable, such as interest rates, yield curves, volatilities, prepayment rates, loss severities, credit risks and default rates or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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
Consolidation
The determination of whether or not to consolidate a VIE under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of whether we are the primary beneficiary, the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, and are therefore required to consolidate the entity. Management continually reconsiders whether we should consolidate a variable interest entity. Upon the occurrence of certain events, management will reconsider its conclusion regarding the status of an entity as a variable interest entity.
Recent Accounting Pronouncements
See Note 2 — Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included in this Annual Report.

Results of Operations
Our net loss is primarily generated from net interest income offset by losses on mark-to-market adjustments on mortgage loans held for sale, losses on the sale of our mortgage loans and securities, as well as servicing fee expense, management fee expense and general and administrative expenses. In 2023, our net loss was also impacted by a loss on joint venture refinancing on beneficial interests, which did not reoccur in 2024. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, and credit quality could affect the amount of net interest income for a given period. Changes in market interest rates directly impact the borrowing cost on our repurchase lines of credit.
Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie our investments in mortgage loans, beneficial interests, CMBS and RMBS.
During the year ended December 31, 2024, we executed the Strategic Transaction with Rithm. As a result, we incurred incremental costs related to the termination of the management agreement with Former Manager.

	Year ended		Variance
($ in thousands except per share data)	December 31, 2024	December 31, 2023	Year-over-Year
Revenues:
Interest income	$52,874	$72,332	$(19,458)
Interest expense	(43,572)	(59,286)	15,714
Net interest income	9,302	13,046	(3,744)
Net change in the allowance for credit losses	(5,087)	(8,137)	3,050
Net interest income after the net change in the allowance for credit losses	4,215	4,909	(694)
Loss from investments in affiliates	(1,077)	(1,308)	231
Loss on joint venture refinancing on beneficial interests	—	(11,024)	11,024
Mark-to-market loss on mortgage loans held-for-sale, net	(54,537)	(8,559)	(45,978)
Other loss	(4,089)	(1,092)	(2,997)
Total revenue/(loss), net	(55,488)	(17,074)	(38,414)
Expenses:
Related party loan servicing fee	4,175	7,269	(3,094)
Related party management fee	23,276	7,769	15,507
Professional fees	3,413	3,157	256
Fair value adjustment on mark-to-market liabilities	(3,078)	4,491	(7,569)
Other expense	9,631	6,985	2,646
Total expense	37,417	29,671	7,746
Gain on debt extinguishment	—	(31)	31
Loss before provision for income taxes	(92,905)	(46,714)	(46,191)
Provision for income taxes	145	243	(98)
Net loss	(93,050)	(46,957)	(46,093)
Less: net (loss)/income attributable to the non-controlling interests	(1,215)	114	(1,329)
Net loss attributable to the Company	(91,835)	(47,071)	(44,764)
Less: dividends on preferred stock	340	2,190	(1,850)
Net loss attributable to common stockholders	$(92,175)	$(49,261)	$(42,914)
For the discussion of results of operations for the year ended December 31, 2023, compared to year ended December 31, 2022, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023, dated February 28, 2024, and filed with the SEC.

Net Interest Income before the Allowance for Credit Losses

Year Ended December 31, 2024 versus Year Ended December 31, 2023

Net interest income before the allowance for credit losses decreased $3.7 million versus the prior year period, primarily as a result of lower average balances of our investments in mortgage loans and RMBS, partially offset by acquisitions of CMBS. During the year ended December 31, 2024, we sold mortgage loans with a total UPB of $440.4 million and RMBS with a total UPB of $62.5 million, and we acquired CMBS with $255.9 million in UPB as of the year end, as a result of our strategic transition into the commercial real estate sector. Comparatively, during the year ended December 31, 2023, we sold no mortgage loans and sold or redeemed approximately $69.4 million in RMBS.

Allowance for Credit Losses

Year Ended December 31, 2024 versus Year Ended December 31, 2023

Our allowance for credit losses decreased $3.1 million versus the prior year period, primarily as a result of lower impairments of our investments in beneficial interests in the current year period, partially offset by the reversal of the allowance for credit losses on our loans held-for-sale in the prior year period. Loans held-for-sale are not subject to accounting under CECL and the allowance was reversed and reclassified to the mark-to-market loss recorded during the same period.

The interest income detail and interest expense for the years ended December 31, 2024 and 2023, are presented in the table below ($ in thousands):

Table 1: Interest Income Detail & Interest Expense

	Year ended December 31,		Variance
	2024	2023	Year-over-Year
Accretable yield recognized on loans	$31,802	$51,326	$(19,524)
Interest income on debt securities	12,087	9,520	2,567
Bank interest income	3,610	2,579	1,031
Accretable yield recognized on beneficial interests	5,178	8,036	(2,858)
Other interest income	197	871	(674)
Interest income	$52,874	$72,332	$(19,458)
Net change in the allowance for credit losses	(5,087)	(8,137)	3,050
Interest income after the net change in the allowance for credit losses	$47,787	$64,195	$(16,408)

Interest expense	$(43,572)	$(59,286)	$15,714

The average carrying balance of our mortgage loan portfolio decreased for the year ended December 31, 2024, versus 2023, primarily due to loan sales as we reposition our balance sheet into investments in CMBS. Additionally, the average carrying balances of our RMBS and beneficial interests decreased for the year ended December 31, 2024, as compared to 2023 balances, due to paydowns, sales and redemptions, partially offset by investments in CMBS.

Our interest expense decreased in 2024 as compared to 2023, as a result of the redemption of our convertible senior notes due in April 2024 (the “2024 Notes”). The average carrying balance of borrowings under repurchase transactions and secured borrowings also decreased in the year ended December 31, 2024, as compared to 2023, primarily due to paydowns and asset sales.

The average carrying balances for our portfolio and debt are included in the table below ($ in thousands):
Table 2: Average Balances

	Year ended December 31,			Variance
	2024	2023		Year-over-Year
Assets:
Average mortgage loan portfolio	$581,309	$957,478		$(376,169)
Average carrying value of debt securities	227,456	240,453		(12,997)
Average carrying value of beneficial interests	91,538	126,776		(35,238)
Liabilities:
Average carrying value of repurchase lines of credit	$306,985	$406,217		$(99,232)
Average carrying value of secured borrowings	303,130	444,391	851	(141,261)
Loss from Investments in Affiliates
Year Ended December 31, 2024 versus Year Ended December 31, 2023
Our loss from investment in affiliates in 2024, as compared to 2023, remained relatively flat. During the year ended December 31, 2024, we paid a termination fee and the final management fee to our Former Manager. We expect to liquidate our remaining investment in our Former Manager during the first quarter of 2025. Also, during the year ended December 31, 2024, we liquidated our investments in two affiliates and reclassified our investment in Gaea to other investments, at fair value on our consolidated balance sheets. We no longer have substantial influence over Gaea and as a result are no longer able to account for our investment using the equity method of accounting.
Loss on Joint Venture Refinancing on Beneficial Interests
During the year ended December 31, 2023, we recorded an $11.0 million loss on the redemption of several of our joint ventures. While the underlying loans from the joint ventures were re-securitized into new joint ventures where we continued to own the same proportionate interest of each class of securities, the transactions are treated as the redemption of the notes and certificates from the original trust. The redemptions proceeds were not sufficient to recover our carrying value of the beneficial interests. As a result, we recorded a loss on the redemptions. Comparatively, two joint ventures were redeemed and not re-securitized during the year ended December 31, 2024. The loss associated with the 2024 redemptions was recorded in the year ended December 31, 2023 as an impairment of the two beneficial interests being redeemed as the net proceeds was known prior to the filing of our Form 10-K.
Other Loss/Income
Year Ended December 31, 2024 versus Year Ended December 31, 2023
Our other loss increased for the year ended December 31, 2024 versus the prior year, primarily due to losses on the sale of our mortgage loans held-for-sale, partially offset by mark-to-market gains on our CMBS and lower losses on our sale of securities. The losses were incurred as we repositioned our balance sheet to investments in CMBS. Comparatively, we did not sell any mortgage loans in 2023. A breakdown of other loss/income is provided in the table below ($ in thousands):
Table 3: Other (Loss)/Income

	Year ended December 31,		Variance
	2024	2023	Year-over-Year
Loss on sale of securities	$(2,197)	$(3,347)	$1,150
Loss on sale of mortgage loans	(4,864)	—	(4,864)
Mark-to-market adjustment on securities	1,565	—	1,565
Other income	1,407	2,255	(848)
Total other loss	$(4,089)	$(1,092)	$(2,997)

Expenses
Year Ended December 31, 2024 versus Year Ended December 31, 2023
Total expenses increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily as a result of the management termination fee paid to the Former Manager in shares of our Common Stock, the requirement to pay management fee to both our New Manager and the Former Manger from June 10, 2024, through August 26, 2024, and borrowing costs related to the Strategic Transaction. These increases were partially offset by lower servicing fees as the average balance of our mortgage loan portfolio declined year over year. Additionally, we recorded fair value gains on the 2024 Warrants that were classified as liabilities prior to the closing date of the Strategic Transaction and reclassified to equity on June 11, 2024.
A breakdown of other expense is provided in the table below ($ in thousands):
Table 4: Other Expense

	Year ended December 31,		Variance
	2024	2023	Year-over-Year
Borrowing related expenses	$3,223	$625	$2,598
Employee and service provider share grants	1,408	1,347	61
Insurance	1,326	1,019	307
Taxes and regulatory expense	780	476	304
Directors' fees and grants	691	902	(211)
Impairment on real estate owned	605	1,096	(491)
Consulting expense	614	218	396
Other expense	984	1,302	(318)
Total other expense	$9,631	$6,985	$2,646
Mortgage Loan Portfolio
Our loan portfolio activity for the years ended December 31, 2024 and 2023, is presented below ($ in thousands):
Table 5: Loan Portfolio Activity

	Year ended December 31,
	2024		2023
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$864,551	$55,718	$989,084	$—
Mortgage loans acquired	—	—	14,400	—
Accretion recognized	31,802	—	51,326	—
Payments received on loans, net	(67,128)	(9,996)	(129,230)	—
Net reclassifications (to)/from mortgage loans held-for-sale, net	(428,029)	428,029	(64,277)	64,277
Mark-to-market on loans held-for-sale	—	(54,537)	—	(8,559)
Reclassifications to REO	(1,696)	(345)	(2,379)	—
Sale of mortgage loans	—	(388,590)	—	—
Net change in the allowance for credit losses	(1,112)	—	5,597	—
Other	(2,336)	(2,491)	30	—
Ending carrying value	$396,052	$27,788	$864,551	$55,718

Table 6: Loan Portfolio Composition
As of December 31, 2024 and 2023, our loan portfolios consisted of the following ($ in thousands):

December 31, 2024		December 31, 2023
No. of Loans	2,625	No. of Loans	5,023
Total UPB(1)	$454,893	Total UPB(1)	$957,175
Interest-Bearing Balance	$413,131	Interest-Bearing Balance	$875,209
Deferred Balance(2)	$41,763	Deferred Balance(2)	$81,966
Market Value of Collateral	$1,160,673	Market Value of Collateral	$2,115,857
Current Purchase Price/Total UPB	80.0%	Current Purchase Price/Total UPB	81.6%
Current Purchase Price/Market Value of Collateral	37.4%	Current Purchase Price/Market Value of Collateral	41.5%
Weighted Average Coupon	4.48%	Weighted Average Coupon	4.51%
Weighted Average LTV(3)	48.2%	Weighted Average LTV(3)	54.2%
Weighted Average Remaining Term (months)	270	Weighted Average Remaining Term (months)	288

(1)At December 31, 2024 and 2023, our loan portfolio consists of fixed rate (62.6% of UPB), ARM (7.3% of UPB) and Hybrid ARM (30.1% of UPB); and fixed rate (60.0% of UPB), ARM (6.4% of UPB) and Hybrid ARM (33.6% of UPB), respectively.
(2)Represents amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)UPB as of December 31, 2024 and 2023, divided by market value of collateral and weighted by the UPB of the loan.
Table 7: Portfolio Characteristics
The following tables present certain characteristics about our mortgage loans by year of origination as of December 31, 2024 and 2023, respectively ($ in thousands):
Portfolio at December 31, 2024:

	Years of Origination(1)
	After 2008	2006 – 2008	2005 and prior
Number of loans	304	1,485	836
UPB	$51,872	$300,938	$102,083
Percent of mortgage loan portfolio by year of origination	11.4%	66.2%	22.4%
Loan Attributes:
Weighted average loan age (months)	157.3	215.3	254.3
Weighted average loan-to-value	46.8%	51.1%	40.3%
Delinquency Performance:
Current	76.7%	79.7%	76.9%
30 days delinquent	7.2%	10.8%	10.6%
60 days delinquent	0.1%	0.2%	0.4%
90+ days delinquent	9.6%	6.0%	8.0%
Foreclosure	6.4%	3.4%	4.1%

(1) Includes 249 loans that were classified from mortgage loans held-for investment, net to mortgage loans held-for-sale, net with a total UPB of $38.7 million and a carrying value of $27.8 million.

Portfolio at December 31, 2023:

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
Table 8: Loans by State
The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof at December 31, 2024 and 2023 ($ in thousands):

December 31, 2024						December 31, 2023
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	433	127,133	27.9%	$325,507	28.0%	CA	678	$216,124	22.6%	$508,854	24.0%
FL	346	55,550	12.2%	157,625	13.6%	FL	792	159,018	16.6%	366,829	17.3%
TX	165	13,487	3.0%	44,561	3.8%	NY	344	101,946	10.7%	209,509	9.9%
GA	144	15,227	3.3%	44,549	3.8%	NJ	274	60,837	6.4%	115,635	5.5%
NY	144	41,757	9.2%	101,167	8.7%	MD	198	47,391	5.0%	79,587	3.8%
NJ	136	27,374	6.0%	63,381	5.5%	VA	171	35,359	3.7%	68,100	3.2%
MD	115	25,083	5.5%	45,794	3.9%	TX	318	31,445	3.3%	85,808	4.1%
IL	105	16,741	3.7%	32,072	2.8%	GA	264	30,719	3.2%	77,210	3.6%
NC	100	11,567	2.5%	32,913	2.8%	IL	182	29,826	3.1%	48,824	2.3%
VA	86	17,108	3.8%	37,916	3.3%	MA	136	27,266	2.8%	64,592	3.1%
Other	851	103,866	22.9%	275,188	23.8%	Other	1,666	217,244	22.6%	490,909	23.2%
	2,625	454,893	100.0%	$1,160,673	100.0%		5,023	$957,175	100.0%	$2,115,857	100.0%

Liquidity and Capital Resources
Source and Uses of Cash
During the year ended December 31, 2024, our primary sources of cash have consisted of proceeds from the sale of residential mortgage loans and securities, as well as paydowns and interest income from our investment portfolio. Historically, our primary sources of cash have also included proceeds from our securities offerings, our secured borrowings, repurchase agreements, principal and interest payments on our loan portfolio, principal paydowns on securities, and sales of properties held-for-sale. Depending on market conditions, we expect that our primary financing sources will continue to include secured borrowings, repurchase agreements, and securities offerings in addition to transaction or asset specific funding arrangements and credit facilities (including term loans and revolving facilities).
We also may have difficulty accessing the capital markets on favorable terms or at all. Additionally, market events, including inflation and the related Federal Reserve bank actions, may still adversely impact our future operating cash flows due to the inability of some of our borrowers to make scheduled payments on time or at all, and through increased interest rates on secured borrowings and repurchase lines of credit. From time to time, we may invest with third parties and acquire interests in loans and other real estate assets through investments in joint ventures using special purpose entities that can result in investments AFS, investments HTM and investments in beneficial interests, which are included on our consolidated balance sheets.
As of December 31, 2024 and 2023, substantially all of our invested capital was in residential mortgage loans, CMBS, RMBS and beneficial interests. We also held approximately $64.3 million of cash and cash equivalents, an increase of $11.4 million from our balance of $52.8 million at December 31, 2023. Our average cash balance during the year was $68.5 million, an increase of $17.9 million from our average cash balance of $50.6 million during the year ended December 31, 2023.
Operating, Investing and Financing Cash Flows
Our operating cash inflows for the year ended December 31, 2024, were $0.3 million. Comparatively, our operating cash outflows for the year ended December 31, 2023, were $46.5 million. Our primary operating cash inflow is cash interest payments on our mortgage loans of $28.8 million and $43.5 million for the years ended December 31, 2024 and 2023, respectively. Non-cash interest income accretion on our mortgage loans was $3.0 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively. Non-cash interest income on beneficial interests was $5.2 million and $8.0 million during the years ended December 31, 2024 and 2023, respectively. Interest income on debt securities was $10.5 million and $9.5 million during the years ended December 31, 2024 and 2023, respectively.
For the year ended December 31, 2024, our investing cash inflows of $297.3 million were driven by the net proceeds from the sales of our mortgage loans of $384.1 million, net proceeds on sales of our RMBS and CMBS of $65.0 million, proceeds from refinancing and sale of debt securities AFS and beneficial interests of $44.5 million, principal and interest collections on our debt securities HTM of $12.3 million, and principal payments and payoffs of our mortgage loan portfolio of $52.5 million, partially offset by purchases of CMBS of $255.3 million. For the year ended December 31, 2023, our investing cash inflows of $172.8 million were driven by payoffs of our mortgage loan portfolio of $85.7 million, proceeds from refinancing and sale of debt securities AFS and beneficial interests of $79.5 million, sales of RMBS of $61.7 million, and principal and interest collections on our securities HTM of $29.8 million, partially offset by the purchase of debt securities and beneficial interests of $74.3 million and acquisitions of mortgage loans of $14.4 million.
Our financing cash flows were driven primarily by funding used to acquire mortgage assets, as well as the debt service on our 2024 Notes and our notes payable, net (“2027 Notes”). We fund our mortgage loan pools primarily through secured borrowings and repurchase agreements and we fund our debt securities primarily through repurchase agreements. For the year ended December 31, 2024, we had net financing cash outflows of $286.1 million, primarily driven by the redemption of our 2024 Notes of $103.5 million, pay downs of our secured borrowings of $154.7 million and net repayments on our repurchase transactions of $19.2 million. For the year ended December 31, 2023, we had net financing cash outflows of $121.4 million primarily driven by net repayments of $70.1 million on repurchase transactions, and pay downs of $57.5 million on secured borrowings. For the years ended December 31, 2024 and 2023, we paid $12.3 million and $20.9 million, respectively, in combined dividends and distributions.

Financing Activities — Equity Offerings
On February 28, 2020, our Board of Directors approved a stock repurchase program of up to $25.0 million of our Common Stock. The amount and timing of any repurchases depends on a number of factors, including, but not limited to, the price and availability of the Common Stock, the trading volume and general circumstances and market conditions. To date, we have repurchased 525,039 shares of Common Stock for an aggregate purchase price of $5.1 million leaving $19.1 million remaining under the authorization. No shares were repurchased during the years ended December 31, 2024 and 2023.
As of December 31, 2024, we held 1,664,365 shares of treasury stock consisting of 777,414 shares received through distributions of our shares of Common Stock previously held by our Former Manager, 361,912 shares received through our Former Servicer and 525,039 shares acquired through open market purchases. As of December 31, 2024, we held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of our shares of Common Stock previously held by our Former Manager, 361,912 shares received through our Servicer and 525,039 shares acquired through open market purchases.
On June 11, 2024, we entered into a termination and release agreement with the Former Manager and issued approximately 3.2 million shares of Common Stock to our Former Manager at a share price of $4.87 per share. In connection with the Strategic Transaction, we issued 2.9 million shares of Common Stock to Rithm at a purchase price of $4.87 per share, for aggregate proceeds of approximately $14.0 million. During the year ended December 31, 2024, we exchanged the remaining 424,949 shares of our outstanding 7.25% Series A Fixed-to-Floating Rate Preferred Stock and 1,135,590 shares of our outstanding 5.00% Series B Fixed-to-Floating Rate Preferred Stock and the associated warrants for a total of 12,046,218 newly issued shares of our Common Stock. No preferred stock or warrants were exchanged during year ended December 31, 2023.
During year ended December 31, 2024, we did not sell any shares of Common Stock under our At the Market program. Comparatively, during the year ended December 31, 2023, we sold 2,621,742 shares of Common Stock for proceeds, net of issuance costs of $17.2 million. Under our At the Market program, through our agents, we may sell shares of Common Stock with an aggregate offering price of up to $100.0 million. In accordance with the terms of the agreements, we may offer and sell shares of our Common Stock at any time and from time to time through the sales agents. Sales of the shares, if any, will be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of the sale. On September 6, 2024, the Company filed a registration statement with the SEC on Form S-3 to increase the maximum aggregate offering price to up to $400 million of Common Stock, preferred stock, debt securities, warrants and units available to be sold in public offerings or pursuant to the “at the market” program, as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. The shelf registration statement was declared effective by the SEC on November 13, 2024.
Financing Activities - Debt
We finance our investment activities using secured borrowings, borrowings under repurchase transactions and corporate debt notes, which in the year ended December 31, 2024, included our 2027 Notes and 2024 Notes. The 2024 Notes were redeemed in full in 2024.
We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets. We do, however, have debt covenants related to our various borrowing arrangements that have minimum liquidity and tangible net worth requirements, as well as maximum leverage ratio requirements. Generally, we are required to maintain minimum levels of Liquidity (as defined in the indenture governing the 2027 Notes) (in cash and cash equivalents) and tangible net worth of $30.0 million and $240.0 million, respectively. Similarly, our Consolidated Recourse Indebtedness to our Stockholders’ Equity ratio (as defined in the indenture governing the 2027 Notes) cannot exceed 4.0 to 1.0, excluding our secured borrowings.
See Note 8 — Debt to the consolidated financial statements included in this report, for additional details on our financing arrangements.
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

The following table presents summarized financial information for the guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):
Table 9: Summary of Issuer and Guarantor Financial Statements

	December 31, 2024	December 31, 2023
Total Assets	$505,465	$382,962

Borrowings under repurchase transactions	291,140	158,741
Convertible senior notes and notes payable, net	107,647	210,360
Other liabilities	15,986	44,931
Total liabilities	414,773	414,032

Total equity (deficit)	90,692	(31,070)
Total Liabilities and Equity	$505,465	$382,962

	Year ended
	December 31, 2024	December 31, 2023
Total loss on revenue, net	$20,873	$(17,839)

Management fees and loan servicing fees	22,207	6,491
Other expenses	6,215	13,173
Loss attributable to the Company	(7,549)	(37,503)
Less: dividends on preferred stock	341	2,190
Net loss attributable to common stockholders	$(7,890)	$(39,693)
Dividends
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities, and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.
We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared for the year ended December 31, 2024, were $12.3 million.
We will continue to monitor market conditions and the potential impact the ongoing volatility and uncertainty may have on our business. Our Board of Directors will continue to evaluate the payment of dividends as market conditions evolve, and no definitive determination has been made at this time. While the terms and timing of the approval and declaration of cash dividends, if any, on shares of our capital stock is at the sole discretion of our Board of Directors and we cannot predict how market conditions may evolve, we intend to distribute to our stockholders an amount equal to at least 90% of our REIT taxable income determined before applying the deduction for dividends paid and by excluding net capital gains consistent with our intention to maintain our qualification as a REIT under the Internal Revenue Code.
Off-Balance Sheet Arrangements
Other than our investments in RMBS and beneficial interests issued by joint ventures, our investment in Gaea Real Estate Corp and our investment in our Former Manager, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Table 10: Investments in Joint Ventures
We form joint ventures with third party institutional accredited investors to purchase mortgage loans and other mortgage related assets. The RMBS and beneficial interests we carry on our consolidated balance sheets are primarily issued by securitization trusts formed by these joint ventures, which are VIEs, that we have sponsored but which we do not consolidate since we have determined we are not the primary beneficiary.
A summary of our investments in RMBS retained from our joint ventures is presented below ($ in thousands):

					Rithm Property Trust Inc. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2021-C/ April 2021	Class A notes due 2061	$194,673	5.12%		5.01%		$9,753	$3,739	(4)
	Class B notes due 2061	18,170	3.72%		31.90%		5,796	5,796	(4)

Ajax Mortgage Loan Trust 2021-D/ May 2021	Class A notes due 2060	$191,468	2.00%		5.00%		$9,573	$3,898	(4)
	Class B notes due 2060	25,529	4.00%		20.00%		5,106	5,106	(4)

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	Class A notes due 2060	$430,760	1.82%	(2)	5.59%		$43,119	$16,295	(4)
	Class M notes due 2060	19,415	2.94%		10.01%		1,943	1,943	(4)
	Class B-1 and B-2 notes due 2060	38,313	3.73%		10.01%		3,835	3,835	(4)
	Class B-3 notes due 2060	29,253	3.73%		19.57%		5,725	5,691	(4)

Ajax Mortgage Loan Trust 2021-F/ June 2021	Class A notes due 2061	$476,082	1.88%		5.01%		$23,852	$8,268	(4)
	Class B notes due 2061	49,463	3.75%		12.60%		6,232	6,232	(4)

Ajax Mortgage Loan Trust 2021-G/ June 2021	Class A notes due 2061	$317,573	1.88%		5.08%		$16,133	$8,354	(4)
	Class B notes due 2061	32,995	3.75%		20.00%		6,599	6,413	(4)

Ajax Mortgage Loan Trust 2022-A/ April 2022	Class A notes due 2061	$154,921	3.47%	(2)	5.00%	(3)	$7,746	$5,003
	Class M notes due 2061	21,762	3.00%		5.89%		1,282	1,282

					Rithm Property Trust Inc. Ownership
Issuing Trust/Issue Date	Security	Total Original Outstanding Principal	Coupon		Ownership Percent		Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2022-B/ June 2022	Class A notes due 2062	$169,924	3.47%	(2)	5.99%	(3)	$9,692	$6,914
	Class M notes due 2062	17,776	3.00%		17.18%		3,054	3,054

Ajax Mortgage Loan Trust 2023-A/ February 2023	Class A notes due 2062	$163,741	3.46%	(2)	5.89%	(3)	$9,644	$7,874
	Class M notes due 2062	10,561	2.50%		20.00%		2,112	2,112
	Class B notes due 2062	20,506	2.50%		20.00%		4,101	4,101

Ajax Mortgage Loan Trust 2023-B/ July 2023	Class A notes due 2062	$91,312	4.25%		5.00%		$4,566	$3,250
	Class B notes due 2062	8,522	4.25%		20.00%		1,704	1,704

Ajax Mortgage Loan Trust 2023-C/ July 2023	Class A notes due 2063	$147,386	3.45%	(2)	20.00%	(3)	$29,477	$8,119
	Class M notes due 2063	25,650	2.50%		20.00%		5,130	5,130

(1)Ajax Mortgage Loan Trust 2021-E made an election to be taxed as a REMIC however the residual class was placed with an unrelated third party.
(2)Weighted average of Class A notes.
(3)Weighted average ownership of Class A notes.
(4)Total principal includes 5.01% EU risk retention component classified as investments in securities HTM on our consolidated balance sheets.
A summary of our investments in beneficial interests issued by joint ventures is presented below ($ in thousands):

		Rithm Property Trust Inc. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained		Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2021-C/ April 2021	$46,722	31.90%	$14,904		$14,860

Ajax Mortgage Loan Trust 2021-D/ May 2021	38,293	20.00%	7,659		7,630

Ajax Mortgage Loan Trust 2021-E/ July 2021(1)	518,357	19.57%	101,471	(2)	—

Ajax Mortgage Loan Trust 2021-F/ June 2021	92,743	12.60%	11,686		11,670

		Rithm Property Trust Inc. Ownership
Issuing Trust/Issue Date	Total Original Outstanding Principal	Ownership Percent	Original Stated or Notional Principal Balance Retained	Current Owned Stated or Notional Principal Balance Retained
Ajax Mortgage Loan Trust 2021-G/ June 2021	61,864	20.00%	12,373	11,630

2021-NPL 1/ November 2021	52,773	16.33%	8,620	8,574

Ajax Mortgage Loan Trust 2022-A/ April 2022(3)	38,784	23.28%	9,029	8,287

Ajax Mortgage Loan Trust 2022-B/ June 2022(4)	33,125	17.18%	5,691	5,133

2022-RPL 1/ October 2022	55,326	17.50%	9,682	9,099

Ajax Mortgage Loan Trust 2023-A/ February 2023	10,254	20.00%	2,051	1,876

Ajax Mortgage Loan Trust 2023-B/ July 2023	29,274	20.00%	5,855	5,062

Ajax Mortgage Loan Trust 2023-C/ July 2023	30,537	20.00%	6,107	5,832

Trusts with no Bonds Outstanding	n/a	n/a	50,341	15,713

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

Contractual Obligations
For 2024, our contractual obligations include secured borrowings, borrowings under repurchase transactions and our 2027 Notes. For additional information on our borrowing obligations, please see “Note 8 — Debt” in our consolidated financial statements included in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk are related to real estate risk, interest rate risk, prepayment risk and credit risk. We seek to actively manage these and other risks and to acquire and hold assets at prices that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Interest Rate Risk
We may continue to securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. We expect to continue to utilize repurchase lines of credit as an interim financing tool until we have sufficient volume to execute a secured borrowing. Increases in interest rates will increase our cost of funds for new secured borrowings and our cost of funds on repurchase lines of credit on the repurchase reset date. Changes in interest rates may affect the fair value of the mortgage loans and real estate underlying our portfolios as well as our financing interest rate expense. Additionally, rises in interest rates may result in a lower refinance volume of our portfolio.

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
Real Estate Risk
Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns, public health crises and other factors); local real estate conditions (such as an oversupply of housing and commercial and residential vacancies); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Increases in interest rates will result in lower refinancing volume and potentially higher defaults on CMBS, and home price increases will slow. Decreases in property values may cause us to suffer losses.
Inflation Risk
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
Item 8. Financial Statements and Supplementary Data
Our financial statements, the related notes thereto and the report of independent auditors are included in this annual report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and their effect on the information generated for use in this Form 10-K. This type of evaluation will be performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Principal Financial Officer, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary. Our intent is to maintain the disclosure controls and procedures as dynamic systems that change as conditions warrant.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, the Company’s management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the twelve months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2025 annual/special stockholders’ meeting.

We have adopted a Rithm Property Trust Amended and Restated Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. A copy of our Rithm Property Trust Amended and Restated Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2025 annual/special stockholders’ meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2025 annual/special stockholders’ meeting
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2025 annual/special stockholders’ meeting.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2025 annual/special stockholders’ meeting.
PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
(a)(1) Financial Statements.
See the Index to Financial Statements at page F-1 of this report.
(a)(2) Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).

3.2	Second Amended and Restated Bylaws, dated as of December 2, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 2, 2024 (File No.:001-36844)).
3.3	Articles Supplementary dated as of April 6, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed on April 7, 2020 (File no. 001-36844)).
3.4	Articles Supplementary dated as of May 7, 2020 (incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
3.5	Articles of Amendment to Articles Supplementary dated as of May 7, 2020 (incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).
3.6	Articles of Amendment, dated as of December 2, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2024 (File No.:001-36844)).
4.1
Indenture, dated as of August 26, 2022, among the Issuer, Great Ajax Corp., and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on August 26, 2022 (File No.:001-36844)).

4.2	Form of the Issuer’s 8.875% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on August 26, 2022 (File No.:001-36844)).
4.3	Description of Capital Stock (incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-K filed on March 4, 2020 (File No.:001-36844)).
10.1***
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

10.3	First Amendment to the Management Agreement, dated as of October 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 21, 2024).
10.4
Servicing Agreement dated as of July 8, 2014 by and among the Servicer and the registrant and its affiliates Great Ajax Operating Partnership L.P. and Little Ajax II LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).

10.5	Servicing Transfer Agreement, dated May 10, 2024, by and among Gregory Funding LLC and NewRez LLC (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q filed August 2, 2024).
10.6
Form of Indemnification Agreement between registrant and each of its directors and officer (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).

10.7	2014 Director Equity Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.:333-00787)).
10.8	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2016. (File No.:333-00787)).
10.9
Registration Rights Agreement by and among Great Ajax Corp. and the Purchasers Named herein dated as of May 4, 2020 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.:001-36844)).

10.10	Credit Agreement, dated February 26, 2024, by and among the Company and NIC RMBS LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2024).
10.11
Warrant Agreement, dated April 23, 2024 by and between the Company and Equiniti Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed on June 11, 2024)

10.12
Securities Purchase Agreement, dated February 26, 2024, by and among the Company, Great Ajax Operating Partnership LP, Thetis Asset Management LLC and Rithm Capital Corp. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 26, 2024).

10.13
Registration Rights Agreement, dated as of April 23, 2024, by and between the Company and Rithm Capital Corp. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed on June 11, 2024).

Exhibit Number	Exhibit Description
10.14
Termination and Release Agreement, dated June 11, 2024, by and among the Company, Great Ajax Operating Partnership L.P. and Thetis Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2024).

10.15	Amendment No. 1 to the 2016 Equity Incentive Plan, amended as of May 20, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed August 2, 2024).
10.16*	Consultant Agreement of Mary Doyle with RCM GA Manager LLC, dated June 11, 2024.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of Moss Adams LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of Great Ajax Corp. (incorporated by reference to Exhibit 97.1 on Form 10-K filed February 28, 2024).
97.2	Clawback Policy of Great Ajax Operating Partnership L.P. (incorporated by reference to Exhibit 97.2 on Form 10-K filed February 28, 2024).
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RITHM PROPERTY TRUST INC.
(Registrant)
Date: February 18, 2025	By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY

Each of the officers and directors of Rithm Property Trust Inc., whose signature appears below, in so signing, also makes, constitutes and appoints Michael Nierenberg, his or her true and lawful attorney-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Friedman	Chairman of the Board of Directors	February 18, 2025
Paul Friedman

/s/ Michael Nierenberg	Chief Executive Officer, Director (Principal Executive Officer)	February 18, 2025
Michael Nierenberg

/s/ Mary Doyle	Principal Financial Officer and Principal Accounting Officer	February 18, 2025
Mary Doyle

/s/ Mary Haggerty	Director	February 18, 2025
Mary Haggerty

/s/ Daniel Hoffman	Director	February 18, 2025
Daniel Hoffman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Rithm Property Trust Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rithm Property Trust Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in equity for the years then ended, and the related notes collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinions
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses and Interest Income –Mortgage Loans Held-for-Investment, Net and Beneficial Interests – Refer to “Note 3 – Mortgage Loans” and “Note 4 – Investments”
The Company’s mortgage loans held-for-investment and the Company’s investments in beneficial interests, which are the residual interest of the Company’s investments in securitization trust holding pools of mortgage loans, are carried at amortized cost, net of an allowance for credit losses. Upon acquisition of the mortgage loans and investments in beneficial interest, three elements are recorded: (i) the amount of purchase discount which the Company expects to recover through eventual repayment of the mortgage loan/ investment, (ii) allowance for expected credit loss and (iii) the principal balance of the mortgage loans/ par value of the investment.
The Company calculates the amount of interest income on both mortgage loans and investments in beneficial interest over the life of the mortgage loans or the life of those underlying pools of mortgage loans held by the securitization trusts, on a prospective level yield basis utilizing the effective interest method based on the expected cash flows to be collected, updated on a quarterly basis, known as an accretable yield.
The Company records an allowance for credit losses on mortgage loans and investments in beneficial interests when the net present value of the contractual cash flows of the underlying mortgage loans exceeds the net present value of the Company’s expected cash flows.

The inputs utilized to calculate the accretion of related interest income and allowance for credit losses on mortgage loans and investments in beneficial interest consist of both observable and unobservable inputs. The principal unobservable input is the prepayment rates which has the most significant impact in determining the expected cash flows and is a complex estimate requiring significant judgment by management and auditor effort.
The primary procedures we performed to address the critical audit matter included:
•Evaluating the reasonableness and appropriateness of management’s assumptions relating to prepayment rates and sources of data used in the expected cash flows.
•For a selection of (i) investments in beneficial interest and (ii) individual mortgage loans, recalculating expected cash flows, independently corroborating management’s inputs, including prepayment rates used in the calculation, and evaluating the resulting output of the expected cash flow for reasonableness and accuracy.
•Recalculating the accretable yield and allowance for credit losses recognized on (i) investments in beneficial interests and (ii) mortgage loan pools, based on the actual cash collected and estimated future cash flows.
•Evaluating the reasonableness of expected cash flows against actual cash collections, and evaluating significant variances, if any, to determine whether the methodology and assumptions utilized in the calculation of expected cash flows are appropriate.

/s/ Moss Adams LLP

San Francisco, California
February 18, 2025

We have served as the Company’s auditor since 2014.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$64,252	$52,834
Mortgage loans held-for-sale, net	27,788	55,718
Mortgage loans held-for-investment, net (1)	396,052	864,551
CMBS available-for-sale, at fair value (amortized cost of $245,539 and zero, respectively)	246,614	—
RMBS available-for-sale, at fair value (amortized cost of $68,298 and $139,596, respectively)	62,169	131,558
Investments in securities, held-to-maturity	46,043	59,691
Investments in beneficial interests, net (2)	89,704	104,162
Other investments, at fair value	29,916	—
Other assets	14,801	67,777
Total Assets	$977,339	$1,336,291
Liabilities and Equity
Liabilities:
Secured borrowings, net (1)	258,353	411,212
Borrowings under repurchase transactions	356,565	375,745
Convertible senior notes	—	103,516
Notes payable, net	107,647	106,844
Warrant liability	—	16,644
Accrued expenses and other liabilities	8,006	11,435
Total Liabilities	730,571	1,025,396
Commitments and Contingencies – see Note 7
Equity:
Preferred stock $0.01 par value, 25,000,000 shares authorized
Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, zero shares issued and outstanding at December 31, 2024 and 424,949 shares issued and outstanding at December 31, 2023	—	9,411
Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable, $25.00 liquidation preference per share, zero shares issued and outstanding at December 31, 2024 and 1,135,590 shares issued and outstanding at December 31, 2023	—	25,143
Common stock $0.01 par value, 125,000,000 shares authorized, 47,085,117 shares issued and 45,420,752 shares outstanding at December 31, 2024 and 28,495,946 shares issued and 27,460,161 shares outstanding at December 31, 2023	471	285
Additional paid-in capital	425,039	352,060
Treasury stock	(11,594)	(9,557)
Retained deficit	(158,003)	(54,382)
Accumulated other comprehensive loss	(8,991)	(14,027)
Equity attributable to stockholders	246,922	308,933
Non-controlling interests	(154)	1,962
Total Equity	246,768	310,895
Total Liabilities and Equity	$977,339	$1,336,291

(1)Mortgage loans held-for-investment, net includes $394.6 million and $628.6 million of loans at December 31, 2024 and 2023, respectively, transferred to securitization trusts. These loans can only be used to settle obligations of the trusts. Secured borrowings consist of notes issued by the trusts that can only be settled with the assets and cash flows of the specific trust. The creditors do not have recourse to the Company. See Note 8 — Debt. Mortgage loans held-for-investment, net are net of an allowance of zero and $3.4 million at December 31, 2024 and 2023, respectively.
(2)Investments in beneficial interest are net of an allowance of $9.1 million and $6.9 million at December 31, 2024 and 2023, respectively.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
($ in thousands except per share data)	December 31, 2024	December 31, 2023
Revenues:
Interest income	$52,874	$72,332
Interest expense	(43,572)	(59,286)
Net interest income	9,302	13,046
Net change in the allowance for credit losses	(5,087)	(8,137)
Net interest income after the net change in the allowance for credit losses	4,215	4,909
Loss from investments in affiliates	(1,077)	(1,308)
Loss on joint venture refinancing on beneficial interests	—	(11,024)
Mark-to-market loss on mortgage loans held-for-sale, net	(54,537)	(8,559)
Other loss	(4,089)	(1,092)
Total revenue/(loss), net	(55,488)	(17,074)
Expenses:
Related party loan servicing fee	4,175	7,269
Related party management fee	23,276	7,769
Professional fees	3,413	3,157
Fair value adjustment on mark-to-market liabilities	(3,078)	4,491
Other expense	9,631	6,985
Total expense	37,417	29,671
Gain on debt extinguishment	—	(31)
Loss before provision for income taxes	(92,905)	(46,714)
Provision for income taxes	145	243
Net loss	(93,050)	(46,957)
Less: net (loss)/income attributable to the non-controlling interests	(1,215)	114
Net loss attributable to the Company	(91,835)	(47,071)
Less: dividends on preferred stock	340	2,190
Net loss attributable to common stockholders	$(92,175)	$(49,261)

Net loss per share of common stock:
Basic	$(2.29)	$(2.01)
Diluted	$(2.29)	$(2.01)
Weighted average number of shares of common stock outstanding:
Basic	40,195,479	24,286,999
Diluted	40,195,479	24,286,999

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended
($ in thousands)	December 31, 2024	December 31, 2023
Net loss attributable to common stockholders	$(92,175)	$(49,261)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	1,981	6,668
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	3,055	4,954
Comprehensive loss	$(87,139)	$(37,639)

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
($ in thousands)	December 31, 2024	December 31, 2023
Cash Flows From Operating Activities
Net loss	$(93,050)	$(46,957)
Adjustments to reconcile net loss to net cash from operating activities
Stock-based management termination fee and compensation expense	16,978	1,484
Mark-to-market on mortgage loans held-for-sale, net	54,537	8,559
Mark-to-market adjustment on securities carried at fair value	(1,565)	—
Discount accretion on mortgage loans	(3,042)	(8,091)
Interest and discount accretion on investment in debt securities	(10,501)	(9,499)
Discount accretion on investments in beneficial interests	(5,177)	(8,009)
Loss on sale of mortgage loans	4,534	—
Gain on debt extinguishment	—	(31)
Gain on sale of real estate owned properties	(727)	(100)
Loss on sale of RMBS	2,197	3,347
Impairment of real estate owned	606	1,096
Credit loss expense on mortgage loans and beneficial interests	910	279
Net increase in the net present value of expected credit losses	4,230	8,137
Loss on joint venture refinancing on beneficial interests	—	11,024
Amortization of debt discount and prepaid financing costs	5,416	2,711
Undistributed loss from investment in affiliates	3,590	1,308
Fair value adjustment on mark-to-market liabilities	(3,078)	4,491
Net change in operating assets and liabilities:
Other assets	26,436	(16,706)
Accrued expenses and other liabilities	(2,004)	493
Net cash from operating activities	290	(46,464)
Cash Flows From Investing Activities
Purchase of mortgage loans and related balances	—	(14,401)
Principal paydowns on mortgage loans	52,464	85,716
Proceeds from sale of mortgage loans	384,056	—
Purchase of debt securities available-for-sale and beneficial interests	(255,318)	(74,274)
Principal and interest collection on debt securities available-for-sale and beneficial interests	44,529	79,509
Proceeds from sales of RMBS	57,802	61,689
Proceeds from sales of CMBS	7,189	—
Principal and interest collection on debt securities, held-to-maturity	12,279	29,799
Investment in credit risk transfer instrument	(7,998)	—
Proceeds from sale of real estate owned, held-for-sale	1,864	3,931
Investment in equity method investments	—	(980)
Distribution from affiliates	408	1,831
Net cash from investing activities	297,275	172,820
Cash Flows From Financing Activities
Net change in repurchase transactions	(19,180)	(70,126)
Repayments on secured borrowings	(154,680)	(57,540)

Repurchase of the Company's senior convertible notes	—	(952)
Redemption of senior convertible notes	(103,516)	—
Payment of prepaid financing costs on notes payable	—	(55)
Payment of transaction costs	(10,426)	—
Sale of common stock, net of offering costs	14,000	28,181
Distribution to non-controlling interests	(900)	(289)
Dividends paid on common stock and preferred stock	(11,445)	(20,586)
Net cash from financing activities	(286,147)	(121,367)
Net Change in Cash and Cash Equivalents	11,418	4,989
Cash and Cash Equivalents, Beginning of Period	52,834	47,845
Cash and Cash Equivalents, End of Period	$64,252	$52,834

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$25,867	$56,221
Cash paid for income taxes	97	445

Supplemental Disclosure of Noncash Investing and Financing Activities:
Net transfer of loans from mortgage held-for-investment, net to mortgage loans held-for-sale, net	$428,029	$64,277
Preferred stock and warrants redeemed for common stock	58,031	—
Conversion of 2020 Warrants for common shares	18,677	—
Common stock settled for management fee and compensation expense	16,914	1,484
Issuance of 2024 Warrants	2,734	—
Net transfer of loans to property held-for-sale	2,041	2,379
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	3,055	4,954
Other non-cash loan charges	671	28
Transfer of debt securities from investments in securities available-for-sale to investments in securities, held-to-maturity	—	83,052
Treasury stock received through distributions from investment in Former Manager	2,037	25
Unrealized (loss)/gain on available-for-sale securities	1,981	6,668

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common Stock shares	Common Stock amount	Treasury stock amount	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interest	Total equity
December 31, 2022	424,949	$9,411	1,135,590	$25,143	23,130,956	$241	$(9,532)	$322,439	$13,275	$(25,649)	$335,328	$2,137	$337,465
Net loss	—	—	—	—	—	—	—	—	(47,071)	—	(47,071)	114	(46,957)
Sale of shares	—	—	—	—	4,288,408	43	—	28,138	—	—	28,181	—	28,181
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(154)	(154)
Stock-based compensation expense	—	—	—	—	44,973	1	—	1,483	—	—	1,484	—	1,484
Dividends declared ($0.76 per share) and distributions	—	—	—	—	—	—	—	—	(20,586)	—	(20,586)	(135)	(20,721)
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	4,954	4,954	—	4,954
Other comprehensive income	—	—	—	—	—	—	—	—	—	6,668	6,668	—	6,668
Treasury stock	—	—	—	—	(4,176)	—	(25)	—	—	—	(25)	—	(25)
December 31, 2023	424,949	$9,411	1,135,590	$25,143	27,460,161	$285	$(9,557)	$352,060	$(54,382)	$(14,027)	$308,933	$1,962	$310,895
Net loss	—	—	—	—	—	—	—	—	(91,835)	—	(91,835)	(1,215)	(93,050)
Exchange of preferred shares and warrants	(424,949)	(9,411)	(1,135,590)	(25,143)	12,046,218	120	—	40,919	(341)	—	6,144	—	6,144
Sale of shares, net of offering costs	—	—	—	—	2,874,744	29	—	14,000	—	—	14,029	—	14,029
Stock-based management termination fee expense	—	—	—	—	3,174,645	32	—	15,474	—	—	15,506	—	15,506
Distribution shares from the Former Manager	—	—	—	—	(628,580)	—	(2,037)	—	—	—	(2,037)	—	(2,037)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(901)	(901)

($ in thousands)	Preferred stock - series A shares	Preferred stock - series A amount	Preferred stock - series B shares	Preferred stock - series B amount	Common Stock shares	Common Stock amount	Treasury stock amount	Additional paid-in capital	Retained earnings/(deficit)	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interest	Total equity
Stock-based compensation expense	—	—	—	—	51,781	—	—	1,472	—	—	1,472	—	1,472
Stock-based management fee to New Manager	—	—	—	—	441,783	5	—	1,403	—	—	1,408	—	1,408
Equity issuance costs moved to APIC	—	—	—	—	—	—	—	(289)	—	—	(289)	—	(289)
Dividends declared ($0.28 per share) and distributions	—	—	—	—	—	—	—	—	(11,445)	—	(11,445)	—	(11,445)
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	3,055	3,055	—	3,055
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,981	1,981	—	1,981
December 31, 2024	—	$—	—	$—	45,420,752	$471	$(11,594)	$425,039	$(158,003)	$(8,991)	$246,922	$(154)	$246,768

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Business and Organization

Rithm Property Trust Inc., a Maryland corporation (“Rithm Property Trust” or the “Company”), is an externally managed real estate investment trust (“REIT”) formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo, an affiliate of the Aspen Capital group of companies. The Company operates as a mortgage REIT. Historically, the Company primarily targeted acquisitions of (i) re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) non-performing loans (“NPLs”), which are residential mortgage loans on which the most recent three payments have not been made. The Company acquired RPLs and NPLs either directly or in joint ventures with institutional accredited investors. The joint ventures were structured as securitization trusts, from which the Company acquired debt securities and beneficial interests.

On June 11, 2024, the Company completed its previously announced strategic transaction with Rithm Capital Corp. (together with its subsidiaries, “Rithm” and such transactions together, the “Strategic Transaction”). The Strategic Transaction included (i) the entry into a Securities Purchase Agreement, dated as of February 26, 2024, by and among the Company, the Operating Partnership (as defined herein), Thetis Asset Management LLC (the “Former Manager”) and Rithm (the “Securities Purchase Agreement”), which provided for, among other things, upon the approval of our stockholders on May 20, 2024, the sale of $14.0 million of the Company’s common stock, par value $0.01 (“Common Stock”), at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company’s Common Stock on the New York Stock Exchange (“NYSE”) as of the date of the Securities Purchase Agreement and (ii) upon the approval of our stockholders on May 20, 2024, the entry into a new Management Agreement, dated as of June 11, 2024, (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024, and as may be further amended, modified or supplemented from time to time, the “Management Agreement”), by and between RCM GA and the Company, under which, RCM GA became our new external manager. Additionally, on February 26, 2024, the Company entered into a term loan with a subsidiary of Rithm (the “Credit Agreement”), which has since terminated. Pursuant to the Securities Purchase Agreement, the entry into the Credit Agreement was accompanied by the entry into a Warrant Agreement, dated as of April 23, 2024, by and between the Company and Equiniti Trust Company, pursuant to which the Company issued warrants to Rithm to purchase 6.5 million of shares with an exercise price of $5.36 per share (the “2024 Warrants”). See Note 7 for additional details. On February 26, 2024, the Company issued a termination notice to its Former Manager, and, on June 11, 2024, the Company terminated its existing management contract with the Former Manager in exchange for approximately 3.2 million shares of Common Stock and $0.6 million in cash. For a full description of the components of the Strategic Transaction, see the Company’s Definitive Proxy Statement filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on April 10, 2024. In addition, in connection with the Strategic Transaction, the Company changed its principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003. On December 2, 2024, the Company rebranded and changed its name to Rithm Property Trust Inc. from Great Ajax Corp.
On October 18, 2024, the Company’s board of directors (“Board of Directors”) approved, and the Company and the New Manager entered into the First Amendment to the Management Agreement to provide that the base management fee and the incentive fee shall be payable in cash or, at the election of the New Manager, in shares of Common Stock of the Company, subject to the terms and conditions of the Amendment.

In connection with the Strategic Transaction, the Company terminated its loan servicing agreement with Gregory Funding LLC (“Gregory” or “Former Servicer”), and disposed of its interest in Great Ajax FS LLC (“GAFS”), the parent company of Gregory. On June 1, 2024, Gregory assigned all of the servicing agreements for its mortgage loans and real property (the “Servicing Agreements”) to Newrez LLC (“Newrez” or “Servicer”), an affiliate of Rithm through a Servicing Transfer Agreement by and between Gregory and Newrez (the “Servicing Transfer Agreement”). The terms of the Servicing Agreements otherwise remain unchanged.

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. GA-TRS LLC (“GA-TRS”) is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Former Manager and previously owned an equity interest in the Former Servicer. GAJX Real Estate Corp. (“GAJX”) is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell real estate owned (“REO”) properties purchased by the Company. The Company elected to treat GA-TRS and GAJX as taxable REIT subsidiaries (“TRS”) under the Internal Revenue Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. AJX Mortgage Trust I and

AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements.

The Operating Partnership, through interests in certain entities, as of December 31, 2024 and 2023, held 99.9% of Great Ajax II REIT Inc. (“Great Ajax II REIT”), which owns Great Ajax II Depositor LLC (“Great Ajax II Depositor”), which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of December 31, 2024 and 2023, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.
Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation — The accompanying consolidated financial statements are prepared in accordance with US generally accepted accounting principles (“GAAP” or “US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities classified as variable interest entities (each, a “VIE” and collectively “VIEs”) in which the Company is determined to be the primary beneficiary. For entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company applies the equity method of accounting whereby it records its share of the underlying income of such entities unless a fair value option is elected. Distributions from such investments are classified in the consolidated statements of cash flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.
The Company consolidates the results and balances of two subsidiaries with non-controlling ownership interests held by third parties. The Company previously owned a 53.1% interest in AS Ajax E LLC II. The Company received a liquidating distribution from AS Ajax E LLC II in June 2024, and its investment has been terminated. Ajax Mortgage Loan Trust 2017-D (“2017-D”) is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company as of December 31, 2024 and 2023. Great Ajax II REIT Inc. wholly owns Great Ajax II Depositor, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and certain additional trusts the Company may form for additional secured borrowings, and is 99.9% owned by the Company as of December 31, 2024 and 2023. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.
Reclassifications — In 2024, the Company reclassified its investment in Gaea Real Estate Corp (“Gaea”) from investment in affiliates to other investments, at fair value. As a result of the change in its external manager, the Company has concluded it is no longer appropriate to account for its investment under the equity method of accounting as it no longer has significant influence over Gaea. Also, in 2024, the Company reclassified its real estate owned properties, net, receivable from servicer and investment in affiliates to other assets. Additionally, it renamed prepaid expense and other assets to other assets. Further, in 2024, the Company reclassified its management fee payable to accrued expenses and other liabilities. The balances were reclassified because they are not material on the Company’s consolidated balance sheet.
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
The Company is subject to significant tax risks. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), which could be material. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

Use of Estimates — The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in preparation of the consolidated financial statements are reasonable. The most critical estimates include those related to the estimated cash flows on its Mortgage Loans Held-for-Investment and Investments in Beneficial Interests, fair value measurements of the Company’s assets and liabilities, and the disclosure of contingent assets and liabilities at the reporting date. Actual results could differ from those estimates and such differences could be material.
Mortgage Loans Held-for-Sale — Mortgage loans held-for-sale are carried at the lower of cost or fair value. The Company accounts for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in earnings in the period in which the change occurs. Interest income is recognized on a cash basis because the loans are in varying stages of delinquency. Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.
Mortgage Loans Held-for-Investment — Investments in mortgage loans held-for-investment are carried at amortized cost net of any allowance for credit losses. Upon acquisition, the mortgage loans are recorded as three separate elements: (i) the amount of purchase discount which the Company expects to recover through. Investments residential mortgage-backed securities (“RMBS”) not eventual repayment of the investment, (ii) an allowance for future expected credit loss and (iii) the par value of the investment. The purchase discount and interest income expected to be recovered through eventual repayment of the loans gives rise to an accretable yield. The accretable yield is recognized as interest income on a prospective level yield basis over the life of the loans based on the expected cash flows to be collected. Periodically, the mortgage loans are assessed for any allowance for credit loss that may be required by comparing the expected contractual cash flows to the projected cash flows. For purposes of determining the need for an allowance for credit losses, the Company aggregates its mortgage loans in pools based on like characteristics and legal entity ownership. If the net present value of the contractual cash flows for any pool exceeds the net present value of the projected cash flows for the same pool, an allowance for credit losses will be recorded. Conversely, if the net present value of the contractual cash flows for any pool is less than the net present value of the projected cash flows for the same pool, no allowance will be recorded and any existing allowance will be reversed.
CMBS Available-for-Sale, at Fair Value — The Company elected the fair value option for its investments in commercial mortgage-backed securities (“CMBS”). Any changes in fair value are recorded through earnings in the period they occur. Income on CMBS is recognized using the effective interest method. The CMBS are marked-to market using prices received from a third party pricing vendor subject to review by the Company’s Manager.
RMBS Available-for-Sale, at Fair Value — Investments in RMBS not classified as held-to-maturity (“HTM”) are classified as available-for-sale (“AFS”). Accordingly, each security is marked-to-market on each balance sheet date and any gain or loss is recorded to other comprehensive loss. Income is accrued on RMBS using the effective interest method. Any periodic loss that is determined to be other than temporary would be recorded in earnings in the period the loss occurs. The RMBS are marked-to-market using prices received from a third party pricing vendor subject to review by the Company’s Manager.
Investments in Securities, Held-to-Maturity — The Company designates the 5.01% of RMBS held to satisfy the European risk retention provisions for certain secured borrowing transactions as HTM because the securities cannot be sold until all classes of the secured borrowing are redeemed. RMBS HTM are carried at amortized cost, net of any allowance for credit losses, and interest income is accrued using the effective interest method. Periodically, each RMBS HTM is assessed for any credit loss that may be required by comparing the expected contractual cash flows to the projected cash flows. If the net present value of the contractual cash flows exceeds the net present value of the projected cash flows, an allowance for credit losses will be recorded. Conversely, if the net present value of the contractual cash flows is less than the net present value of projected cash flows, no allowance will be recorded and any existing allowance will be reversed.
Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value and on the date of transfer. Any unrealized gains or losses continue to be reported in accumulated other comprehensive loss and amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization offsets the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value.

Investments in Beneficial Interests, Net — Investments in beneficial interests are carried at amortized cost net of any allowance for credit losses. Upon acquisition, the investments are recorded as three separate elements: (i) the amount of purchase discount which the Company expects to recover through eventual repayment of the investment, (ii) an allowance for future expected credit loss and (iii) the par value of the investment. The purchase discount expected to be recovered through eventual repayment of the investment gives rise to an accretable yield. The accretable yield is recognized as interest income on a prospective level yield basis over the life of the investment based on the expected cash flows to be collected. Periodically, each beneficial interest is assessed for any credit loss that may be required by comparing the expected contractual cash flows to the projected cash flows. If the net present value of the contractual cash flows exceeds the net present value of the projected cash flows, an allowance for credit losses will be recorded. Conversely, if the net present value of the contractual cash flows is less than the net present value of projected cash flows, no allowance will be recorded and any existing allowance will be reversed.
Other Investments, at Fair Value — other investments, at fair value are comprised primarily of the Company’s investment in Gaea and certain other investments for which fair value option was elected. Historically, the investment in Gaea was accounted for using the equity method of accounting. In connection with the Strategic Transaction, there is no longer any common management between the Company and Gaea. Accordingly, the Company no longer has significant influence over Gaea and accounts for its investment at fair value with changes in fair value recorded to earnings in the period they occur.
Debt Obligations — The Company’s debt obligations are carried at amortized cost and are reported net of any debt issuance costs, discounts and premiums. Debt issuance costs, discounts and premiums are amortized to interest expense over the life of the instrument using the effective interest method. Unamortized debt issuance costs, discounts and premiums are written off to net losses on debt extinguishment in the consolidated statements of operations when the Company prepays borrowings prior to maturity.
Secured Borrowings — The Company, through securitization trusts which are VIEs, issues callable debt secured by its mortgage loans in the ordinary course of business. The secured borrowings facilitated by the trusts are structured as debt financings, and the mortgage loans used as collateral remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts. These secured borrowing VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest expense on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are carried on the Company’s consolidated balance sheets as a deduction from secured borrowings, and are amortized to interest expense on an effective yield basis based on the underlying cash flow of the mortgage loans serving as collateral. The Company’s unrated securitizations have a call provision and the Company assumes the debt will be called at the specified call date for purposes of amortizing discount and issuance costs because the Company believes it will have the intent and ability to call the debt on the call date. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.
Borrowings Under Repurchase Transactions — The Company enters into repurchase financing facilities under which it nominally sells assets to a counterparty and simultaneously enters into an agreement to repurchase the sold assets at a price equal to the sold amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. At the maturity of a repurchase financing, unless the repurchase financing is renewed, the Company is required to repay the borrowing including any accrued interest and concurrently receives back its pledged collateral from the lender. The repurchase financings are treated as collateralized financing transactions; pledged assets are recorded as assets in the Company’s consolidated balance sheets, and the debt is recognized at the contractual amount. Interest is recorded at the contractual amount on an accrual basis. Costs associated with issuance of a repurchasing contract are recorded as deferred issuance cost at inception and amortized over the contractual life of the agreement. Any draw fees associated with individual transactions and any facility fees assessed on the amounts outstanding are recorded as expense when incurred.
Warrant Liability — Warrant liability was recognized at fair value, with changes in fair value recorded to earnings in the consolidated statements of operations. In the second quarter of 2024, the Company reclassified warrants liability to equity, see Note 7 for additional details.

Stock-based Payments and Directors’ Fees — Under the Company’s 2014 Director Equity Plan (the “Director Plan”), the Company may make stock-based awards to its directors. The Director Plan is designed to promote the Company’s interests by attracting and retaining qualified and experienced individuals for service as non-employee directors. The Director Plan is administered by the Company’s Board of Directors. The total number of shares of Common Stock or other stock-based awards, including grants of long-term incentive plan units from the Operating Partnership, available for issuance under the Director Plan is 35,000 shares. The Company issued to each of its independent directors restricted stock awards of 2,000 shares of its Common Stock upon joining the Board of Directors. The Company may also periodically issue additional restricted stock awards to its independent directors under the Director Plan. Stock-based expense for the directors’ annual fee and the committee chairperson's annual fee is expensed as earned, in equal quarterly amounts during the year, and accrued at quarter end.
Under the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) the Company may make stock-based awards to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the conversion of any outstanding warrants and convertible senior notes due in 2024 (“2024 Notes”) into shares of Common Stock). Grants of restricted stock under the 2016 Plan use grant date fair value of the stock as the basis for measuring the cost of the grant. Forfeitures of granted shares are accounted for in the period in which they occur. Share grants vest over the relevant service periods. The grant shares may not be sold by the recipient until the end of the service period, even if certain of the shares were subject to a ratable vesting and were fully vested before completion of the service period.
In connection with the Strategic Transaction, on March 25, 2024, the Company’s Board of Directors approved and on May 20, 2024, the Company’s stockholders approved, an amendment to the 2016 Plan that would permit the issuance of equity or equity-based incentive awards to RCM GA, which may in turn issue incentives to the directors, managers, officers, employees of, or advisors or consultants to, RCM GA or its affiliates.
Variable Interest Entities — In the normal course of business, the Company enters into various types of transactions with special purpose entities, which have primarily consist of trusts established for the Company’s secured borrowings (see “Secured Borrowings” above and Note 8). Additionally, from time to time, the Company may enter into joint ventures with unrelated entities, which also generally involves the formation of a special purpose entity. The Company evaluates each transaction and its resulting beneficial interest to determine if the entity formed pursuant to the transaction should be classified as a VIE. In performing the analysis, the Company refers to guidance in ASC 810-10, Consolidation. If an entity created in a transaction meets the definition of a VIE and the Company determines that it or a consolidated subsidiary is the primary beneficiary, the Company will include the entity in its consolidated financial statements.
Cash and Cash Equivalents — Highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents. The Company generally maintains cash and cash equivalents at insured banking institutions with minimum assets of $1 billion. Certain account balances exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Earnings per Share — The Company periodically grants restricted common shares which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. Unvested share-based compensation awards containing non-forfeitable rights to receive dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method.
Under the two-class method, all of the Company’s consolidated net income attributable to common Stockholders, consisting of consolidated net income, less dividends on the Company’s Series A 7.25% Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”) and Series B 5.00% Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B” and together with the Series A, the “Preferred Stock”), is allocated to common shares and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined by dividing consolidated net income attributable to common stockholders, reduced by income attributable to the participating securities, by the weighted-average common shares outstanding during the period.

Diluted earnings per share is determined by dividing consolidated net income attributable to diluted shareholders, which adds back to consolidated net income attributable to common stockholders the interest expense and applicable portion of management fee expense, net of applicable income taxes, on the Company’s 2024 Notes, by the weighted-average common shares outstanding, assuming all dilutive securities, including stock grants, shares that would be issued in the event that warrants were redeemed for shares of Common Stock of the Company, shares issued in respect of the stock-based portion of the base fee payable to the Former Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s 2024 Notes, were issued. In the event the Company were to record a net loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-dilutive. The Company uses the treasury stock method of accounting for its outstanding warrants. Under the treasury stock method, the exercise of the warrants is assumed at the beginning of the period, and shares of Common Stock are assumed to have been issued. The proceeds from the exercise are assumed to be used by the Company to repurchase treasury stock, thereby reducing the assumed dilution from the warrant exercise. In applying the treasury stock method, all dilutive potential common shares, regardless of whether they are exercisable, are treated as if they had been exercised.
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
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are less active or not active for identical or similar assets or liabilities; or other inputs that are observable, such as interest rates, yield curves, volatilities, prepayment rates, loss severities, credit risks and default rates or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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
Income Taxes — The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended. Requirements for qualification as a REIT include various restrictions on ownership of Rithm Property Trust’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders (subject to certain adjustments). Distributions may extend until timely filing of the Company’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.
Certain activities of the Company are conducted through TRSs and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the consolidated statements of operations.

Segment Information — The Company currently conducts its business and generates substantially all of its revenues primarily in the U.S. through one operating and reportable segment focused on acquiring, investing in and managing a portfolio of residential whole mortgage loans, CMBS and RMBS. The Company’s one segment approach is consistent with the reporting structure of the Company’s internal organization, as well as with the financial information used by the Company’s chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer. The Company presents all of its significant segment expenses and other metrics as used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in the consolidated financial statements.
Recently Adopted Accounting Standards — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires public companies to disclose information about their reportable segments’ significant expenses on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. This standard became effective for the Company for the fiscal year ended December 31, 2024. Upon adoption of the new standard, the Company has included the new additional and relevant required disclosures within its segment reporting disclosures in this note.
Recently Issued Accounting Standards — In incremental costs related to the termination of the November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40). This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.
Note 3 — Mortgage Loans
The activity in and the balances of the Company’s mortgage loan portfolio are presented in the tables below ($ in thousands):

	For the year ended December 31,
	2024		2023
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$864,551	$55,718	$989,084	$—
Mortgage loans acquired	—	—	14,400	—
Accretion recognized	31,802	—	51,326	—
Payments received on loans, net	(67,128)	(9,996)	(129,230)	—
Net reclassifications (to)/from mortgage loans held-for-sale, net	(428,029)	428,029	(64,277)	64,277
Mark-to-market on loans held-for-sale	—	(54,537)	—	(8,559)
Reclassifications to REO	(1,696)	(345)	(2,379)	—
Sale of mortgage loans	—	(388,590)	—	—
Net change in the allowance for credit losses	(1,112)	—	5,597	—
Other	(2,336)	(2,491)	30	—
Ending carrying value	$396,052	$27,788	$864,551	$55,718

Effective June 30, 2024, all loans held at the Operating Partnership are designated as held-for-sale and accordingly no longer subject to ASU 2016-13, Financial Instruments - Credit Losses (known as “CECL”). Conversely, all loans held at Great Ajax II REIT continue to be classified as held-for-investment and remain subject to CECL. Beginning with the quarter ended September 30, 2024, and in connection with the change in the Company’s strategy, the Company determined a legal entity approach was appropriate with the remaining loans held-for-investment based on the relatively homogeneous characteristics of the loans in each entity. Accordingly, the Company uses the following five pools:

1.Ajax Mortgage Trust 2019-D (“2019-D”)
2.Ajax Mortgage Trust 2019-F (“2019-F”)
3.Ajax Mortgage Trust 2020-B (“2020-B”)
4.Ajax Mortgage Trust 2021-A (2021-A”)
5. 18-1 LLC

The following table presents information regarding the year of origination of the Company’s mortgage loan portfolio by basis ($ in thousands). The table for the period ending December 31, 2023, reflects the Company’s previous CECL pools:

	December 31, 2024
Mortgage loans, net	2024	2023	2022	2021	2020	2019	2009-2018	2006-2008	2005 and prior	Total
2019-D	$—	$—	$—	$—	$—	$—	$7,476	$64,495	$19,147	$91,118
2019-F	—	—	—	—	—	—	11,656	59,602	17,921	89,179
2020-B	—	—	—	—	—	—	10,739	58,769	25,582	95,090
2021-A	—	—	—	—	708	164	8,956	82,053	27,299	119,180
18-1 LLC	—	—	—	—	—	398	1,082	—	5	1,485
Held-for-investment	$—	$—	$—	$—	$708	$562	$39,909	$264,919	$89,954	$396,052

Held-for-sale	$—	$—	$702	$415	$—	$—	$4,280	$17,049	$5,342	$27,788

	December 31, 2023
Mortgage loans, net	2023	2022	2021	2020	2019	2018	2009-2017	2006-2008	2005 and prior	Total
GAOP - 7f7 >50	$—	$2,473	$2,597	$1,370	$6,598	$658	$30,891	$190,104	$79,112	$313,803
GAOP - 7f7 <50	—	546	137	—	216	—	2,356	27,367	6,530	37,152
GAOP - 6f6 and below	—	591	1,415	—	737	1,133	13,343	55,453	14,642	87,314
Great Ajax II REIT - 7f7 >50	—	—	—	730	764	795	34,864	243,034	84,634	364,821
Great Ajax II REIT - 7f7 <50	—	—	—	—	71	14	2,658	22,361	6,507	31,611
Great Ajax II REIT - 6f6 and below	—	—	—	—	—	—	5,326	17,772	6,752	29,850
Held-for-investment	$—	$3,610	$4,149	$2,100	$8,386	$2,600	$89,438	$556,091	$198,177	$864,551

Held-for-sale	$—	$—	$868	$546	$1,026	$1,123	$5,344	$35,399	$11,412	$55,718

The following table presents a reconciliation between the purchase price and par value for the Company’s loan acquisitions for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year ended December 31,
	2024	2023
Par	$—	$17,500
Discount	—	(2,847)
Increase in allowance	—	(252)
Purchase Price	$—	$14,401
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
The following table presents activity in the allowance for expected credit losses on mortgage loans ($ in thousands):

	Year ended December 31,
	2024	2023
Allowance for expected credit losses, beginning of period	$(3,426)	$(6,107)
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment timing expectations	310	(4,378)
Increase in allowance for expected credit losses for loan acquisitions during the period	—	(252)
Credit loss expense on mortgage loans	(53)	(279)
Net change in the allowance for credit losses	(1,112)	5,597
Reversal of allowance upon reclass of mortgage loans held-for-sale, net	4,281	1,993
Allowance for expected credit losses, end of period	$—	$(3,426)

The following tables set forth the carrying value of the Company’s mortgage loans by delinquency status as of December 31, 2024 and 2023 ($ in thousands). Each column indicates the number of days the borrower is past due on their mortgage payment or whether the Company has initiated foreclosure proceedings. A status of “Current” indicates the borrower is not delinquent. The table for the period ending December 31, 2023, reflect the Company’s previous CECL pools:

	December 31, 2024
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
2019-D	$80,761	$5,649	$216	$3,151	$1,341	$91,118
2019-F	72,175	9,739	—	4,381	2,884	89,179
2020-B	68,917	14,851	93	8,053	3,176	95,090
2021-A	101,878	8,149	517	5,978	2,658	119,180
18-1 LLC	1,253	34	—	103	95	1,485
Total	$324,984	$38,422	$826	$21,666	$10,154	$396,052

	December 31, 2024
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$13,529	$4,866	$55	$5,528	$3,810	$27,788
Total	$13,529	$4,866	$55	$5,528	$3,810	$27,788

	December 31, 2023
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
GAOP - 7f7 >50	$199,229	$49,868	$283	$63,498	$925	$313,803
GAOP - 7f7 <50	20,514	7,516	78	9,044	—	37,152
GAOP - 6f6 and below	8,565	6,906	421	45,058	26,364	87,314
Great Ajax II REIT - 7f7 >50	300,506	36,277	801	26,600	637	364,821
Great Ajax II REIT - 7f7 <50	25,592	3,846	42	2,131	—	31,611
Great Ajax II REIT - 6f6 and below	4,374	2,144	—	14,788	8,544	29,850
Total	$558,780	$106,557	$1,625	$161,119	$36,470	$864,551

	December 31, 2023
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$1,284	$592	$—	$26,243	$27,599	$55,718
Total	$1,284	$592	$—	$26,243	$27,599	$55,718
Note 4 — Investments
The Company holds investments in various classes of non-agency CMBS, RMBS, beneficial interests and other securities. Beneficial interests are the residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. Beneficial interests may be trust certificates and/or subordinated notes depending on the structure of the securitization. The Company designates its investments in RMBS as AFS or HTM based on the intent and ability to hold each security to maturity. The Company carries its RMBS AFS debt securities at fair value with changes in fair value recorded in other comprehensive income in the period they occur. The Company carries its RMBS HTM and beneficial interests at amortized cost, net of any required allowance for credit losses. The Company adopted the fair value option for its investments in CMBS and any changes in fair value are recorded in earnings in the period incurred. The Company adopted the fair value option as its New Manager believes it is the appropriate measure of accounting for securities as it transitions the balance sheet away from residential mortgage loans.
The Company’s investments in RMBS AFS and HTM and its investments in beneficial interests are investments in unconsolidated VIEs and the Company’s maximum exposure to loss is limited to the amount of its investment.

The Company owns $29.9 million in other investments, at fair value, including its $21.9 million investment in Gaea which is held at fair value with any changes in fair value recorded in earnings in the period incurred. The Company previously accounted for the investment in Gaea using the equity method and reflected Gaea as an investment in affiliates, however, in connection with the Strategic Transaction, the Company no longer has significant influence over the operations of Gaea. Additionally, the Company invested $8.0 million in a credit risk transfer instrument during the year ended December 31, 2024, and elected the fair value option.

The Company’s investments in RMBS HTM represents the 5.01% the company is required to retain under the European risk retention rules for the Company’s secured borrowings (the “EU Retained Interest”). Under the European risk retention rules, the Company must hold at least 5.01% of the nominal value of each class of securities offered or sold to investors and the Company is prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed.

The Company’s RMBS HTM all have stated maturities of more than 10 years. The securities are subject to prepayments on the underlying collateral and varying call provisions held by the majority certificate holders. The Company is not a majority certificate holder and cannot influence the timing of any call provisions.

During the years ended December 31, 2024 and 2023, the Company reported $1.6 million and zero of fair value gains in current period earnings on securities carried at fair value. The fair value gains and losses are recorded in other loss in the consolidated statements of operations.

The following table presents information regarding the Company’s investments in debt securities, investments in beneficial interests ($ in thousands) and other investments, at fair value:

	As of December 31, 2024
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
CMBS available-for-sale, at fair value	$245,540	$1,074	$—	$246,614
RMBS available-for-sale, at fair value	68,226	273	(6,330)	62,169
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	46,043	8	(2,104)	43,947
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $9,082	89,704	1,001	(23,661)	67,044
Other investments, at fair value	29,916	—	—	29,916
Total investments	$479,429	$2,356	$(32,095)	$449,690

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS and HTM before any fair value adjustment.

	As of December 31, 2023
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
RMBS available-for-sale, at fair value	$139,596	$637	$(8,675)	$131,558
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	59,691	111	(629)	59,173
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $6,880	104,162	3,631	(26,477)	81,316
Total investments	$303,449	$4,379	$(35,781)	$272,047

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on securities AFS and HTM before any fair value adjustment.

The following table presents a breakdown of the Company’s gross unrealized losses on its investments in RMBS AFS grouped by due date ($ in thousands):

	As of December 31, 2024
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Fair value
RMBS due March 2060(3)	February 2025	$3,825	$(362)	$3,463
RMBS due December 2060(3)	July 2029	7,521	(3,133)	4,388
RMBS due January 2061(3)	September 2024	4,886	(384)	4,502
RMBS due June 2061(3)(4)	January 2025/February 2025	8,674	(762)	7,912
RMBS due October 2061(3)	April 2029	6,015	(371)	5,644
RMBS due March 2062(3)	May 2029	9,397	(585)	8,812
RMBS due July 2062(3)	February 2030	12,081	(733)	11,348
RMBS available-for-sale, at fair value		$52,399	$(6,330)	$46,069

(1)Step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This security has been in an unrealized loss position for 12 months or longer.
(4)These securities have been in an unrealized loss position for 12 months or longer.

	As of December 31, 2023
	Step-up date(s)(1)	Basis(2)	Gross unrealized losses	Fair value
RMBS due February 2028(4)	February 2026	$4,717	$(6)	$4,711
RMBS due November 2051(4)	March 2025	3,764	(215)	3,549
RMBS due March 2060(4)	February 2025	5,805	(678)	5,127
RMBS due December 2060(4)	July 2029	21,411	(4,242)	17,169
RMBS due January 2061(4)	September 2024	4,886	(478)	4,408
RMBS due June 2061(5)	January 2025/February 2025	12,992	(1,243)	11,749
RMBS due October 2061(4)	April 2029	11,815	(842)	10,973
RMBS due March 2062(4)	May 2029	10,315	(793)	9,522
RMBS due July 2062(3)	February 2030	12,668	(41)	12,627
RMBS due October 2062(3)	October 2026	17,174	(137)	17,037
RMBS available-for-sale, at fair value		$105,547	$(8,675)	$96,872

(1)Step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs and principal paydowns.
(3)This security has been in an unrealized loss position for less than 12 months.
(4)This security has been in an unrealized loss position for 12 months or longer.
(5)These securities have been in an unrealized loss position for 12 months or longer.

During the year ended December 31, 2024, the Company acquired $255.9 million in unpaid principal balance (“UPB”) of CMBS. The Company has adopted the fair value option for these investments. Comparatively, during the year ended December 31, 2023, the Company purchased no new securities but retained a proportionate interest in the refinancing of several joint ventures. Because the Company owned legal securities in each of the joint ventures, the transactions were treated as redemptions of the debt securities and beneficial interests in the legacy joint ventures, followed by the purchase of debt securities and beneficial interests in the new joint ventures. The total cash proceeds received in the redemption of the legacy joint ventures were less than the total carrying value of the debt securities and the beneficial interests held by the Company. Accordingly, the Company recorded an $11.0 million loss on the refinancings. All of the debt securities retained were classified as AFS, while the beneficial interests are held at amortized cost, net of any allowance for credit losses.

During the year ended December 31, 2024, the Company sold RMBS AFS with a UPB of $62.5 million for net proceeds of $57.4 million and recorded a realized loss of $2.2 million. During the year ended December 31, 2024, the Company also sold CMBS with a UPB of $6.9 million for cash proceeds of $7.2 million and recorded a net gain of $0.2 million. Comparatively, during the year ended December 31, 2023, the Company sold RMBS AFS with a UPB of $67.2 million for cash proceeds of $61.7 million and recognized a loss of $3.3 million and sold zero CMBS.

The following table presents a reconciliation between the purchase price and par value for the Company’s beneficial interest acquisitions for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year ended December 31,
	2024	2023
Par	$—	$14,013
Premium	—	(2,262)
Purchase price	$—	$11,751

The Company generally recognizes accretable yield on its beneficial interests and increases and decreases in the net present value of expected cash flows in earnings in the period in which they occur.

The following table presents accretable yield recognized on beneficial interests and interest income on debt securities for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year ended December 31,
	2024	2023
Interest income on CMBS and RMBS	$12,087	$9,520
Accretable yield recognized on beneficial interests	5,178	8,036
	$17,265	$17,556

Under CECL, an expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest or RMBS HTM. If there is no allowance for expected credit losses recorded against a beneficial interest or RMBS HTM, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary.

During the years ended December 31, 2024 and 2023, the Company had no activity and balance related to the allowance for expected credit losses for investments in RMBS HTM.

The following table presents the activity in the allowance for expected credit losses for beneficial interests ($ in thousands):

	Year ended December 31,
	2024	2023
Allowance for expected credit losses, beginning balance	$(6,880)	$—
Reclassification to non-credit discount from the allowance for changes in payment expectations	1,773	6,854
Net change in the allowance for credit losses	(3,975)	(13,734)
Allowance for expected credit losses, ending balance	$(9,082)	$(6,880)

Note 5 — Fair Value
The following tables present financial assets and liabilities recorded at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2024 and 2023 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
CMBS available-for-sale, at fair value	$246,614	$—	$246,614	$—
RMBS available-for-sale, at fair value	62,169	—	62,169	—
Other investments	29,916	—	—	29,916

		Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
RMBS available-for-sale, at fair value	$131,558	$—	$131,558	$—
Liabilities:
Warrant liability	$16,644	$—	$—	$16,644
Reconciliation of Fair Value Measurements Categorized within Level 3
Gains and losses on investments categorized within Level 3 are recorded in other income in the consolidated statements of operations. Gains and losses on warrant liability were recorded in fair value adjustment on mark-to market liabilities in the consolidated statements of operations.
The following tables summarize the changes in the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis, for the years ended December 31, 2024 and 2023 ($ in thousands):

	12/31/2023	Transfers In / (Out)		Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	12/31/2024
Assets:
Other investments	$—	$21,918	(1)	$7,998	$—	$—	$—	$29,916
Liabilities:
Warrant liability	$16,644	$(851)	(2)	$2,734	$(18,677)	$(150)	$—	$—

(1)Represents reclassification from equity method securities to other investments, at fair value. See Note 2 for additional details.
(2)Represents reclassification from warrant liability, at fair value to equity. See Note 7 for additional details.

	12/31/2022	Transfers In / (Out)	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	12/31/2023
Liabilities:
Warrant liability	$12,153	$—	$—	$—	$(4,491)	$—	$16,644
The Company’s investment in Gaea is reported in other investments, at fair value in the Company’s consolidated balance sheet as of December 31, 2024. For the years ending December 31, 2024 and 2023, the fair value of Gaea is estimated using an implied capitalization rate applied to the trailing and forward 12 month net operating income for each property. For properties under contract or listed for sale, the contract or listing price is used, respectively. The remaining investment included in other investments, at fair value is an investment in a credit risk transfer instrument that was acquired on the last business day of the year; accordingly fair value is measured at purchase price.

Warrant liabilities of the Company were valued using a Black-Scholes option pricing model, for which the Company’s common share price, warrant exercise price, risk free rate, volatility, dividend yield and term to expiration were the primary inputs to the valuation. The significant unobservable input used by the Company for the warrants valuation was historical volatility, which was approximately 31.2%. The fair value of the Company’s 2020 warrant liability was adjusted to approximate market value through earnings. The warrant liability contained a fixed amount that was required to be paid at the option of the holder. The fixed amount could be settled in cash or shares of the Company’s Common Stock at the option of the Company. Fair value was determined using the discounted cash flow method using the rate, which when applied to the cash flows a rate to accrete the initial basis, adjusted for subsequent repurchases, to the future warrant liability over the 39-month term.
The following tables present financial assets and liabilities not recorded at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2024 and 2023 ($ in thousands):

		Level 1	Level 2	Level 3
December 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
Mortgage loans held-for-investment, net	$396,052	$—	$—	$357,119
Mortgage loans held-for-sale, net	27,788	—	—	27,788
Investment in debt securities held-to-maturity	46,043	—	43,947	—
Investment in beneficial interests	89,704	—	—	67,044
Investment in Former Manager	538	—	—	538
Liabilities:
Secured borrowings, net	$258,353	$—	$234,181	$—
Borrowings under repurchase transactions	356,565	—	356,565	—
Notes payable, net	107,647	—	104,574	—

		Level 1	Level 2	Level 3
December 31, 2023	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
Mortgage loans held-for-investment, net	$864,551	$—	$—	$770,419
Mortgage loans held-for-sale, net	55,718	—	—	60,444
Investment in debt securities held-to-maturity	59,691	—	59,173	—
Investment in beneficial interests	104,162	—	—	81,316
Investment in Former Manager	440	—	—	4,527
Investment in Gaea	22,241	—	—	21,678
Investment in other affiliates	5,319	—	2,335	674
Liabilities:
Secured borrowings, net	$411,212	$—	$370,882	$—
Borrowings under repurchase transactions	375,745	—	375,745	—
Convertible senior notes	103,516	101,777	—	—
Notes payable, net	106,844	—	103,697	—
The fair value of mortgage loans is estimated using the valuation of financial instruments process of the New Manager. The Company relies on the New Manager’s pricing model, as well as vendor pricing, to estimate the underlying cash flows expected to be collected on the loans. Risks inherent in the Company’s mortgage loan portfolio affecting the valuation of its mortgage loans include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, such as floods or wildfires, or a pandemic and damage to or delay in realizing the value of the underlying collateral. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors, and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

The fair value of investments in debt securities AFS and HTM is determined using estimates provided by the Company’s third-party pricing vendors which are then reviewed to ensure the resulting yield is comparable to market yields for similar securities.

The fair value of investments in beneficial interests is determined using prices provided by the Company’s third-party pricing vendors which are then reviewed and compared to the New Manager’s pricing model to ensure the resulting yield is comparable to market yields for similar securities.

The Company values its investment in affiliate, and Former Manager, based on publicly available information, where available, or the expected cash flows to be received. The Company disposed of its investment in the parent of its Former Servicer, GAFS, in the second quarter of 2024 and received liquidating distributions from its investments in AS Ajax E LLC. The Company owned two Loan Pool LLCs that were special purposes entities that held RPLs where the Company owned a minority interest. The Loan Pool LLCs were disposed of in the third quarter of 2024. The Company expects to receive a liquidating distribution in the Former Manager in the first quarter of 2025.

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

The Company’s 2024 convertible senior notes were publicly traded and their fair value was based on market quotes.

Fair value for 2027 notes payable is determined using indicative pricing available from an independent pricing source.

Note 6 — Affiliates
Unconsolidated Affiliates
During the years ended December 31, 2024 and 2023, the Company had ownership in one and five affiliated entities, respectively, accounted for under the equity method of accounting. As of December 31, 2024, the Company only has ownership in one entity accounted for under the equity method of accounting.
At December 31, 2024 and 2023, the Company’s ownership interest in the Former Manager was approximately 19.8%, respectively. The Company accounts for its ownership interest in the Former Manager using the equity method.
At December 31, 2024 and 2023, the Company’s ownership of GAFS was zero and 9.5%, respectively. The Company accounted for its investment in GAFS using the equity method.
At December 31, 2024 and 2023, the Company owned approximately 22.2% of Gaea, respectively. Effective September 30, 2024, the Company accounts for its ownership interest in Gaea at fair value. During the quarter ended June 30, 2024, Gaea ceased being an affiliate of the Company as a result of the Strategic Transaction and the Company no longer has significant influence over Gaea.
At December 31, 2024 and 2023, the Company’s ownership interest in AS Ajax E LLC was zero and 16.5%, respectively. The Company accounted for its ownership interest using the equity method. The Company received a liquidating distribution in AS Ajax E LLC in the second quarter of 2024 that reduced its investment to zero.
At December 31, 2024 and 2023, the Company’s ownership in the Loan pool LLCs was zero and 40.0%, respectively. The Company accounted for its ownership interest using the equity method.
The table below shows the net income/(loss), assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ($ in thousands):
Net income/(loss), assets and liabilities of unconsolidated affiliates at 100%

	Year ended December 31,
Net income/(loss) at 100%	2024	2023
AS Ajax E LLC	$81	$242
Great Ajax FS LLC	(269)	(1,633)
Loan pool LLCs	(34)	(72)
Gaea Real Estate Corp.	(594)	(9,715)
Thetis Asset Management LLC	10,906	1,901

	December 31, 2024		December 31, 2023
Assets and liabilities at 100%	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$—	$—	$2,553	$39
Great Ajax FS LLC	—	—	71,477	59,949
Loan pool LLCs	—	—	1,200	232
Gaea Real Estate Corp.	—	—	167,591	73,499
Thetis Asset Management LLC	2,682	84	4,643	1,305
Net income/(loss), assets and liabilities of unconsolidated affiliates at the Company’s share

	Year ended December 31,
Net income/(loss) at the Company's share	2024	2023
AS Ajax E LLC	$13	$40
Great Ajax FS LLC	(26)	(150)
Loan pool LLCs	(14)	(28)
Gaea Real Estate Corp.	(108)	(1,898)
Thetis Asset Management LLC	2,160	376

	December 31, 2024		December 31, 2023
Assets and liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
AS Ajax E LLC	$—	$—	$420	$6
Great Ajax FS LLC	—	—	6,854	5,748
Loan pool LLCs	—	—	480	93
Gaea Real Estate Corp.	—	—	37,272	16,346
Thetis Asset Management LLC	531	17	919	258

Consolidated Affiliates
The Company consolidates the results and balances of certain securitization trusts which are established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 8 for additional details.
The Company also consolidates the activities and balances of its controlled affiliates, which includes AS Ajax E II, in which the Company now holds a zero interest, 2017-D, in which the Company owns a 50% interest and Great Ajax II REIT. Great Ajax II REIT wholly owns Great Ajax II Depositor, which acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. The Company’s ownership in Great Ajax II REIT was 99.9% at December 31, 2024 and 2023, respectively.
Note 7 — Commitments and Contingencies
During the year ended December 31, 2024, the Company issued the 2024 Warrants, which provide Rithm with the right to purchase 6.5 million shares with an exercise price of $5.36 per share with a fair value of $2.7 million. Also, during the year ended December 31, 2024, the Company exchanged its 2020 Warrants for shares of its Common Stock as part of the Strategic Transaction.
The following table sets forth the details of the Company’s warrant liabilities ($ in thousands):

	Year ended December 31,
	2024	2023
Beginning balance	$16,644	$12,153
Issuance of 2024 Warrants	2,734	—
Fair value adjustment of 2020 Warrants	2,033	4,491
Fair value adjustment of 2024 Warrants	(1,883)	—
Redemption of 2020 Warrants	(18,677)	—
Reclassification of 2024 Warrants to equity	(851)	—
Ending balance	$—	$16,644

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, the Company was not a party to, and its properties were not subject to any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.
Note 8 — Debt
Repurchase Agreements
The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”) acquires pools of mortgage loans which are then sold by the Trusts, as “seller” to a counterparty, the “buyer.” As of December 31, 2024, only one facility is outstanding. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month Secured Overnight Financing Rate (“SOFR”), which is fixed for the term of the borrowing. The advance rate is between 75% and 90% of the asset’s acquisition price. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Company’s Operating Partnership.

The Company has also entered into six repurchase facilities, as of December 31, 2024, substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are the Company’s investments in bonds and bonds retained from the Company’s secured borrowings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time.
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
The following table sets forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	December 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Goldman Sachs - bonds(1)		$59,548	$110,000		5.18%
A Bonds	January 16, 2025	29,759	75,000		5.08%
	February 18, 2025	29,789	35,000		5.27%
Lucid - bonds (1)		$34,114	$100,000		5.05%
A Bonds	January 16, 2025	34,114	100,000		5.05%
Barclays - bonds(1)		$86,956	$113,276		5.41%
A Bonds	January 10, 2025	17,065	20,000		5.20%
	January 13, 2025	16,917	18,916		5.19%
	January 31, 2025	25,123	31,478		5.43%
	March 20, 2025	17,319	24,564		5.48%
B Bonds	January 31, 2025	4,298	6,232		6.12%
	March 20, 2025	5,003	9,631		5.86%
M Bonds	January 31, 2025	305	512		5.72%
	March 20, 2025	926	1,943		5.65%
Nomura - bonds(1)		$66,445	$39,358	(3)	5.67%
A Bonds	March 31, 2025	10,687	15,504		5.87%
B Bonds	March 31, 2025	35,563	13,224		5.66%
M Bonds	March 31, 2025	20,195	10,630		5.56%
Nomura - loans(2)	February 28, 2025	$23,331	$31,821		6.97%
Santander bonds(1)		$86,171	$167,077		5.11%
A Bonds	January 6, 2025	21,685	25,000		5.18%
	January 15, 2025	64,486	142,077		5.08%
Totals/weighted averages		$356,565	$561,532		5.41%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2024.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2024 was $400.0 million.
(3)Excludes bonds that are consolidated on the Company’s balance sheet as of December 31, 2024.

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
(4)Excludes bonds that are consolidated on the Company’s balance sheet as of December 31, 2023.
The Guaranty establishes a master netting arrangement; however, the arrangement does not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract. As of December 31, 2024 and 2023, the Company had zero and $3.8 million, respectively, of cash collateral on deposit with financing counterparties. This cash is included in other assets on its consolidated balance sheets and is not netted against its borrowings under repurchase agreements.

The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts in the Company’s consolidated balance sheets at December 31, 2024 and 2023, in the table below ($ in thousands):

	Gross amounts not offset in balance sheet
	December 31, 2024	December 31, 2023
Gross amount of recognized liabilities	$356,565	$375,745
Gross amount of loans and securities pledged as collateral	561,532	541,999
Other prepaid collateral	—	3,756
Net collateral amount	$204,967	$170,010
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
The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes, and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company currently has no non-rated secured borrowing outstanding at December 31, 2024.
The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a REMIC structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at December 31, 2024.
The following table sets forth the original terms of notes from the Company’s secured borrowings outstanding at December 31, 2024, at their respective cutoff dates:

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
Servicing for the mortgage loans in the Company’s secured borrowings is provided by the Servicer at a servicing fee of 0.42% of outstanding UPB and is paid monthly. The following table sets forth the status of the notes held by others at December 31, 2024 and 2023, and the original balance at the securitization cutoff date ($ in thousands):

	Balances at December 31, 2024				Balances at December 31, 2023				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$91,118	$58,942		155%	$99,367	$67,739		147%	$193,301	$156,670
2019-F	89,179	50,028		178%	96,870	57,936		167%	170,876	127,673
2020-B	95,090	57,277		166%	100,245	63,574		158%	156,468	114,534
2021-A	119,181	93,412		128%	127,250	102,057		125%	206,506	175,116
2021-B	—	—		—%	204,883	123,032		167%	287,882	215,912
	$394,568	$259,659	(1)	152%	$628,615	$414,338	(1)	152%	$1,015,033	$789,905

(1)This represents the gross amount of secured borrowings and excludes the impact of deferred issuance costs of $1.3 million and $3.1 million as of December 31, 2024 and 2023, respectively.

Corporate Debt
Convertible Senior Notes (“2024 Notes”)
The 2024 Notes matured on April 30, 2024, and the Company redeemed the notes in full for an aggregate amount of $103.5 million and 15 days of accrued interest. At December 31, 2024 and 2023, the Company’s 2024 Notes had carrying values of zero and $103.5 million, respectively. The 2024 Notes had an interest rate of 7.25% per annum and were payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year.
During the year ended December 31, 2024, the Company recognized interest expense on its 2024 Notes of $2.5 million, which includes no amortization of discount and deferred expenses. During the year ended December 31, 2023, the Company recognized interest expense on its 2024 Notes of $7.5 million, which included $0.3 million, of amortization of discount and deferred expenses.
Coupon interest on the 2024 Notes was recognized using the accrual method of accounting. Discount and deferred issuance costs were carried on the Company’s consolidated balance sheets as a reduction of the carrying value of the 2024 Notes and were amortized to interest expense on an effective yield basis through April 30, 2023.
Notes Payable (2027 Notes)
In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due in 2027 (the “2027 Notes”). The 2027 Notes have a five year term, were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company. The 2027 Notes are included in the Company’s liabilities in its consolidated balance sheet at December 31, 2024 and 2023. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding Preferred Stock at a discount and a proportionate amount of outstanding warrants. The remainder of the proceeds were used for general corporate purposes.
On June 30, 2024, the Company received notification that the 2027 Notes were downgraded from BBB- to BB+. Under the terms of the indenture governing the 2027 Notes, the downgrade resulted in a 100 basis point increase in the interest rate from 8.875% to 9.875% beginning on September 1, 2024.
At December 31, 2024, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $2.4 million. At December 31, 2023, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $3.2 million. During the year ended December 31, 2024, the Company recognized interest expense on the 2027 Notes of $11.0 million, which includes $0.6 million, of amortization of discount and deferred expenses. During the year ended December 31, 2023, the Company recognized interest expense on the 2027 Notes of $10.6 million, which includes $0.6 million of amortization of discount and deferred expenses. The effective interest rate for the 2027 Notes for the years ended December 31, 2024 and 2023, was 10.25% and 9.96%, respectively.
The indenture governing the 2027 Notes restricts, among other things, our and certain of our subsidiaries’ ability to incur certain additional debt, make certain investments or acquisitions, sell certain assets, and merge, consolidate or transfer all or substantially all of our assets. Additionally, the indenture governing the 2027 Notes requires us to comply with certain maintenance requirements, including certain levels of cash and liquidity, such as: (i) Net Asset Value (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters must be equal to or greater than $240.0 million, plus the greater of (i) zero dollars and (ii) 65% of our net equity capital activity; (ii) the ratio of the Adjusted Unencumbered Assets (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters to the aggregate principal amount of the 2027 Notes outstanding as of each such date must be equal to or greater than 1.6:1.0; (iii) the ratio of the debt to equity as of the close of business on the last day of each of its fiscal quarters must be less than 4.0:1.0, (iv) a quarterly minimum liquidity covenant of $30.0 million. For the years ended December 31, 2024 and 2023, the Company is in full compliance with all covenants.

Rithm Credit Agreement
On February 26, 2024, the Company entered into the Credit Agreement with Rithm, as sole lender, administrative agent and collateral agent. The Credit Agreement provides, subject to certain conditions, for a delayed draw term loan facility, in an aggregate amount of up to $70.0 million. As of December 31, 2024, the balance on the Credit Agreement was zero and the draw period had expired.
Note 9 — Related Party Transactions
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
Loan Agreements
During November 2023, the Company renewed a promissory note with Gregory, which was a related party of the Company prior to the Strategic Transaction, under which Gregory could borrow up to $12.0 million, secured by real property owned by a subsidiary of securitization trusts. Interest on the arrangement accrued at SOFR plus 300 basis points annually. At December 31, 2024 and 2023, the amount outstanding on the note and interest was zero and $9.3 million, respectively. As of December 31, 2024, the note has been retired.
Also, during November 2023, the Company renewed a promissory note with Gregory under which Gregory could borrow up to $3.5 million secured by equity in servicing advances owned by Gregory, which were first in priority for reimbursement from loan payments. Interest on the arrangement accrued at SOFR plus 300 basis points. The note was originally executed on December 9, 2021, and was secured by securities held by Gregory. At December 31, 2024 and 2023, the amount outstanding on the note and interest was zero and $3.3 million, respectively. As of December 31, 2024, the note has been retired.
Also, during November 2023, the Company renewed a promissory note with Gaea, which was a related party of the Company prior to the Strategic Transaction, under which Gaea could borrow up to $11.0 million secured by small balance commercial real estate loans. Interest on the arrangement accrued at SOFR plus 300 basis points. The note was originally executed on December 30, 2020. At December 31, 2024 and 2023, the amount outstanding on the note and interest was zero and $7.5 million, respectively. As of December 31, 2024, the note has been retired.
Management Agreement
New Management Agreement
On June 11, 2024, the Company entered into the Management Agreement. The Management Agreement shall be in effect until June 11, 2027 and shall be automatically renewed for a successive two-year term each anniversary date thereafter unless terminated by a party. Under the Management Agreement, RCM GA implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, RCM GA provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees and does not expect to have any employees in the foreseeable future. Each of the Company’s executive officers is an employee, consultant, contractor, or officer of Rithm.

Under the Management Agreement, the New Manager is entitled to a base management fee and an incentive fee to the New Manager calculated and payable quarterly with respect to each calendar quarter (or partial quarter that the agreement is in effect) in cash or shares of the Company’s common stock. The base management fee equals 1.5% of the Company’s stockholders’ equity, including equity equivalents such as the Company’s issuance of convertible senior notes, per annum. Also, under the Management Agreement, which has an effective date of June 11, 2024, the Company’s quarterly base management fee includes, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company’s Preferred Stock.
The New Manager is entitled an incentive fee, which is payable quarterly in arrears in cash in an amount equal to 20% of the dollar amount by which (i) Earnings Available for Distribution (as defined below) exceeds the product of (A) the average common book value per share (excluding fair value marks, impairments, transaction/ deal expenses and associated tax impact and such other items that in the judgment of the Company officers should be excluded) of the Common Stock of the Company during such calendar quarter and (B) 8%. Notwithstanding either of the foregoing, no incentive fee will be payable to the New Manager with respect to any period unless the Company’s cumulative Earnings Available for Distribution is greater than zero for the most recently completed four calendar quarters (which cumulative Earnings Available for Distribution shall be reset at the completion of every fourth quarter following the date hereof and each subsequent fourth quarter thereafter (each, a “Reset Date”) so as not to take into account prior calendar quarters), or, if less, (i) the number of completed calendar quarters since the date hereof or (ii) the number of completed calendar quarters since the last Reset Date. “Earnings Available for Distribution” is a non-GAAP financial measure and is defined as net income (loss) as determined according to GAAP, excluding tax-effected, non-cash equity compensation expense and any unrealized gains or losses from mark-to-market valuation changes (including impairments) that are included in net income for the applicable period. The amount will be adjusted to exclude on a tax-effected basis (A) one-time events pursuant to changes in GAAP, (B) transaction and deal expenses that in the opinion of the New Manager should be excluded for purposes of calculating Earnings Available for Distribution and be amortized over the life of the related investment / transaction, and (C) non-cash items (including depreciation and amortization) that in the judgment of the Company’s officers should not be included in Earnings Available for Distribution, which adjustments in clauses (A), (B) and (C) shall only be excluded after discussions between the New Manager and the Company’s Independent Directors and after approval by a majority of the Company’s Independent Directors. Book value per share of Common Stock shall be as set forth in the consolidated financial statements of the Company prepared in accordance with GAAP.
In addition to the base management fee and the incentive fee described above, the Company pays all of its costs and expenses and reimburses the New Manager (to the extent incurred by the New Manager) on a monthly basis for the costs and expenses of providing services under the Management Agreement, including reimbursing the New Manager or its affiliates, as applicable, for the Company’s allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) the New Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the New Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs.
The Company will be required to pay the New Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by the Company without cause, (ii) its decision not to renew the Management Agreement upon the determination of at least two-thirds of the Company’s independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the New Manager as a result of the Company becoming regulated as an “investment company” under the Investment Company Act of 1940, as amended, (other than as a result of the acts or omissions of the New Manager in violation of investment guidelines approved by the Company’s Board of Directors), or (iv) a termination by the New Manager if the Company defaults in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to three times the combined base fee and incentive fees payable to the New Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.
Former Management Agreement
The Company was a party to that certain Third Amended and Restated Management Agreement, dated as of April 28, 2020, (as amended by that First Amendment, dated as of March 1, 2023, the “Former Management Agreement”) by and between the Company and the Former Manager. Under the Former Management Agreement, the Former Manager implemented the Company’s business strategy and managed the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, the Former Manager provided the Company with a management team and necessary administrative and support personnel. Additionally, the Company paid directly for the internal audit function that reported directly to the Audit Committee and the Board of Directors.

Under the Former Management Agreement, the Company paid a quarterly base management fee based on its stockholders' equity, including equity equivalents such as the Company’s issuance of convertible senior notes. Also, under the First Amendment to the Third Amended and Restated Management Agreement with the Former Manager, which had an effective date of March 1, 2023, the Company’s quarterly base management fee included, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company’s Preferred Stock. The Company was periodically required to pay a quarterly incentive management fee based on its cash distributions to its stockholders and the change in book value and had the option to pay up to 100% of the base and incentive fees in cash or in shares of the Company’s common stock. Management fees were expensed in the quarter incurred and the portion payable in common stock, if any, was accrued at quarter end. On February 26, 2024, the Company issued a termination notice to the Former Manager, in connection with the Strategic Transaction, and on June 11, 2024, the Company terminated the Former Management Agreement, entered into a termination and release agreement with the Former Manager and issued approximately 3.2 million shares of Common Stock and paid $0.6 million in cash to the Former Manager in connection with the termination.
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
Note 10 — Stock-based Payments and Director Fees
Directors Compensation
Each of the Company’s independent directors receives an annual retainer of $140,000, payable quarterly. Prior to the third quarter of 2024, 50% of the fee was payable in shares of the Company’s Common Stock and 50% was payable in cash. The Company had the option to pay the annual retainer with up to 100% in cash at its discretion. In the third quarter of 2024, the Company’s Board of Directors voted to revise the independent directors’ compensation so that on a quarterly basis, each director may elect to take their fees in either cash or stock. The committee chairpersons also receive annual fees for their services. The chairpersons of the Compensation and Corporate Governance committees each received an annual retainer of $15,000, payable quarterly, 100% in cash. The chairperson of the Audit committee received an annual fee of $20,000, payable quarterly, 100% in cash. During the second quarter of 2023, the Board of Directors approved the appointment of a lead director and an additional payment to the lead director of $20,000 per year, payable quarterly, 100% in cash. Also, during the second quarter of 2023, due to conflicts of interests by certain Board members, the Board of Directors established a special committee, comprised solely of independent directors (the “Special Committee”) to evaluate and review the merger agreement with Ellington Financial (the “Merger Agreement”), the merger and the other transactions contemplated by the Merger Agreement, as well as other strategic opportunities. The directors on the Special Committee received a one-time cash payment of $20,000, except for the lead director who received a one-time cash payment of $30,000 and a one-time stock payment of $15,000, paid in the shares of the Company’s common stock. The expense related to directors’ fees is accrued, and the portion payable in Common Stock is accrued in the period in which it is incurred.

In connection with the Strategic Transaction, any former directors’ shares that were not vested as of the transaction date were forfeited. The two remaining directors that remained on the reconstituted board remain on the same vesting terms.
Restricted Stock
The Company may periodically issue equity or equity-based incentive awards to RCM GA, which may in turn issue incentives to the directors, managers, officers, employees of, or advisors or consultants to, RCM GA or its affiliate. The Company previously granted shares of its Common Stock to employees of the Former Manager and the Former Servicer. During the year ended December 31, 2024, the Company granted 66,421 shares of its common stock, which have vesting periods of up to one year. Comparatively, the Company granted 3,103 and 28,562 shares of its Common Stock to employees of the Former Manager and the Former Servicer during the year ended December 31, 2023, respectively, which have vesting periods of four years. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant. All restricted stock granted to employees of the Former Manager and the Former Servicer vested as of May 20, 2024, in connection with stockholder approval of the Strategic Transaction.
Under the Company’s 2014 Director Equity Plan and 2016 Plan, the Company made grants of restricted stock to its Directors and to employees of the Former Manager and the Former Servicer as set forth in the table below:

	Employee and Service Provider Grants		Director Grants
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
December 31, 2023 outstanding unvested share grants	159,144	$10.35	25,000		$7.15
Shares vested	(213,343)	9.42	(12,500)		7.15
Shares forfeited	(12,222)	8.63	(7,500)		7.15
Shares granted	66,421	3.59	2,000		3.56
December 31, 2024 outstanding unvested share grants	—	$—	7,000	‘(1)	$6.12

(1)Weighted average remaining life of unvested grants at December 31, 2024 is 0.3 years.
The following table presents the expenses for the Company’s equity incentive plans ($ in thousands):

	Year ended December 31,
	2024	2023
Restricted stock grants	$1,408	$1,347
Director grants	64	74
Total expense for plan grants	$1,472	$1,421
Note 11 — Income Taxes
The Company intends to qualify as a REIT for each of its tax years through December 31, 2024. A REIT is generally not subject to US federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.
The Company’s consolidated financial statements include the operations of two TRS entities, GA-TRS and GAJX, which are subject to U.S. federal, state and local income taxes on their taxable income. The TRS entities recorded nominal amounts of income tax for the years ended December 31, 2024 and 2023.

Note 12 — Earnings per Share
The following tables set forth the components of basic and diluted EPS ($ in thousands, except per share):

	Year ended December 31, 2024
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net loss attributable to common stockholders	$(92,175)	40,195,479
Allocation of loss to participating restricted shares	—	—
Net loss attributable to unrestricted common stockholders	$(92,175)	40,195,479	$(2.29)
Effect of dilutive securities(1,2,3)
Diluted EPS
Net loss attributable to common stockholders and dilutive securities	$(92,175)	40,195,479	$(2.29)

	Year ended December 31, 2023
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net loss attributable to common stockholders	$(49,261)	24,286,999
Allocation of loss to participating restricted shares	537	—
Net loss attributable to unrestricted common stockholders	$(48,724)	24,286,999	$(2.01)
Effect of dilutive securities(1,2)
Diluted EPS
Net loss attributable to common stockholders and dilutive securities	$(48,724)	24,286,999	$(2.01)

(1)The Company’s 2020 Warrants and 2024 Warrants, which were partially outstanding for the year ended December 31, 2024, and the 2020 Warrants which were outstanding for the entire year ended December 31, 2023, would have an anti-dilutive effect on diluted earnings per share for the respective periods they were outstanding and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company’s diluted EPS calculation for the years ended December 31, 2024 and 2023, would have been anti-dilutive and have been removed from the calculation.
(3)The effect of restricted stock grants and manager and director fee shares on the Company’s diluted EPS calculation for the year ended December 31, 2023, would have been anti-dilutive and have been removed from the calculation.
Note 13 — Equity
Common Stock
As of December 31, 2024 and 2023, the Company had 45,420,752 and 27,460,161 shares of Common Stock outstanding, respectively, of $0.01 par value Common Stock outstanding with 125,000,000 shares authorized at each period end. During the year ended December 31, 2024, the Company issued shares in the following transactions:
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
4. 441,783 shares of Common Stock to its New Manager as payment for the third quarter of the 2024 management fee.

Preferred Stock
The Company issued shares of Preferred Stock which were issued to institutional accredited investors in a series of private placements during the year ended December 31, 2020. The Company issued 2,307,400 shares of Series A and 2,892,600 shares of Series B. The shares of Preferred Stock had a liquidation preference of $25.00 per share.
During the year ended December 31, 2024, the Company exchanged the remaining 424,949 shares of its outstanding Series A and 1,135,590 shares of its outstanding Series B and the associated warrants for newly issued shares of its common stock. A total of 12,046,218 shares of Common Stock were issued during the year ended December 31, 2024, with 9,464,524 shares of Common Stock exchanged during the quarter ended March 31, 2024 and 2,581,694 shares of Common Stock exchanged subsequent to the approval of the Company’s stockholders on May 20, 2024. No Preferred Stock or warrants were exchanged during the year ended December 31, 2023.

At December 31, 2024 and 2023, the Company had zero and 424,949 shares of Series A and zero and 1,135,590 shares of Series B outstanding, respectively. There were 25,000,000 shares, cumulative for all series, authorized as of both December 31, 2024 and 2023.
Treasury Stock and Stock Repurchase Plan
On February 28, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $25.0 million of its common shares. The amount and timing of any repurchases depends on a number of factors, including, but not limited to, the price and availability of the Common Stock, the trading volume and general circumstances and market conditions. To date, the Company has repurchased 525,039 shares of Common Stock for an aggregate purchase price of $5.1 million leaving $19.1 million remaining under the authorization. The Company did not repurchase any shares during the years ended December 31, 2024 and 2023.
As of December 31, 2024, the Company held 1,664,365 shares of treasury stock consisting of 777,414 shares received through distributions of the Company’s shares previously held by the Former Manager, including 628,580 received during the quarter ended December 31, 2024, 361,912 shares received through Former Servicer and 525,039 shares acquired through open market purchases. As of December 31, 2023, the Company held 1,035,785 shares of treasury stock consisting of 148,834 shares received through distributions of the Company’s shares previously held by its Former Manager, 361,912 shares received through its Former Servicer and 525,039 shares acquired through open market purchases.
Dividend Reinvestment Plan
The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s Common Stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. The Company issued no shares under the plan during the years ended December 31, 2024 and 2023.
At the Market Offering
The Company has entered into an equity distribution agreement under which the Company may sell shares of its Common Stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Program”). During the year ended December 31, 2024, no shares of Common Stock were sold under the ATM Program. Comparatively, during the year ended December 31, 2023, 2,182,152 and 2,621,742 shares of Common Stock were sold, respectively, under the ATM Program for total net proceeds of approximately $14.3 million and $17.2 million, respectively. On September 6, 2024, the Company filed a registration statement with the SEC on Form S-3 to increase the maximum aggregate offering price to up to $400 million of common stock, preferred stock, debt securities, warrants and units available to be sold in public offerings or pursuant to the ATM Program. The filed shelf registration statement was declared effective by the SEC on November 13, 2024.
Accumulated Other Comprehensive Loss
The Company recognizes unrealized gains or losses on its investment in RMBS AFS as components of other comprehensive loss. Additionally, other comprehensive loss includes unrealized gains or losses associated with the transfer of the Company's investment in RMBS from AFS to HTM. These amounts are subsequently amortized from other comprehensive loss into earnings over the same period as the related unamortized discount.

Total accumulated other comprehensive loss on the Company’s balance sheet at December 31, 2024 and 2023, was as follows ($ in thousands):

Investments in securities:	December 31, 2024	December 31, 2023
Unrealized gains on debt securities available-for-sale	$273	$637
Unrealized losses on debt securities available-for-sale	(6,330)	(8,675)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(2,934)	(5,989)
Accumulated other comprehensive loss	$(8,991)	$(14,027)
Non-controlling Interests
At December 31, 2024, the Company had non-controlling interests attributable to ownership interest for two legal entities and at December 31, 2023, the Company had non-controlling interests attributable to ownership interests for three legal entities.
At December 31, 2024 and 2023, the Company’s ownership interest was approximately zero and 53.1% of AS Ajax E II, respectively, and it previously consolidated the assets, liabilities, revenues and expenses of the entity.
At December 31, 2024 and 2023, respectively, the Company’s ownership interest was approximately 50.0% of 2017-D and it consolidates the assets, liabilities, revenues and expenses of the trust.
At December 31, 2024 and 2023, respectively, the Company’s ownership interest was approximately 99.9% of Great Ajax II REIT and it consolidates the assets, liabilities, revenues and expenses of the entity.

Note 14 — Subsequent Events

On January 29, 2025, the Company’s Board of Directors declared a cash dividend of $0.06 per share to be paid on February 28, 2025, to stockholders of record as of February 14, 2025.