Form 10-Q
period 2025-03-31
Rithm Property Trust Inc.
filed 2025-05-02
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
646-868-5483
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RPT	New York Stock Exchange
9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RPT.PRC	New York Stock Exchange

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

As of April 30, 2025, 45,423,086 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) (“Annual Report”). These risks include, among others:
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
•the impact of conditions, including adverse changes, in the real estate, mortgage or housing markets and changes in the general economy, including the impacts of tariffs;
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
•our ability to retain our engagement of our Manager;
•the Servicer’s ability to perform its obligations under the Servicing Agreements (as defined below);
•our failure to qualify or maintain qualification as a real estate investment trust (“REIT”); and
•our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended.
We also direct readers to other risks and uncertainties referenced in this report, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Interim Financial Statements
RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Cash and cash equivalents	$97,439	$64,252
Mortgage loans held-for-sale, net	27,469	27,788
Mortgage loans held-for-investment, net (1)	386,997	396,052
CMBS at fair value (amortized cost of $275,602 and $245,539, respectively)	275,541	246,614
RMBS available-for-sale, at fair value (amortized cost of $50,653 and $68,298, respectively)	48,948	62,169
Investments in securities, held-to-maturity	44,912	46,043
Investments in beneficial interests, net (2)	90,565	89,704
Other investments, at fair value	25,941	29,916
Equity investments in affiliates	17,618	538
Other assets	12,901	14,263
Total Assets	$1,028,331	$977,339
Liabilities and Equity
Liabilities:
Secured borrowings, net (1)	$250,903	$258,353
Borrowings under repurchase transactions	367,010	356,565
Notes payable, net	107,862	107,647
Accrued expenses and other liabilities	6,636	8,006
Total Liabilities	732,411	730,571
Commitments and Contingencies – see Note 8
Equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, 2,084,232 and 0 shares issued and outstanding, respectively at March 31, 2025 and December 31, 2024, $52,105,800 aggregate liquidation preference	50,785	—
Common Stock $0.01 par value, 125,000,000 shares authorized, 47,085,117 shares issued and 45,420,752 shares outstanding, respectively at March 31, 2025 and December 31, 2024	471	471
Additional paid-in capital	425,052	425,039
Treasury stock	(11,594)	(11,594)
Accumulated deficit	(164,510)	(158,003)
Accumulated other comprehensive loss	(4,133)	(8,991)
Equity attributable to stockholders	296,071	246,922
Non-controlling interests	(151)	(154)
Total Equity	295,920	246,768
Total Liabilities and Equity	$1,028,331	$977,339

(1)Mortgage loans held-for-investment, net includes $385.7 million and $394.6 million of loans at March 31, 2025 and December 31, 2024, respectively, transferred to securitization trusts. These loans can only be used to settle obligations of the trusts. Secured borrowings, net consist of notes issued by the trusts that can only be settled with the assets and cash flows of the specific trust. The creditors do not have recourse to Rithm Property Trust Inc. See Note 9 — Debt. Mortgage loans held-for-investment, net are net of an allowance of zero at March 31, 2025 and December 31, 2024.
(2)Investments in beneficial interest are net of an allowance of $9.1 million at March 31, 2025 and December 31, 2024.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
($ in thousands except per share data)	March 31, 2025	March 31, 2024
Revenues:
Interest income	$13,200	$15,738
Interest expense	(9,386)	(14,106)
Net interest income	3,814	1,632
Net change in the allowance for credit losses	—	(4,230)
Net interest income after the net change in the allowance for credit losses	3,814	(2,598)
Fair value adjustment on mortgage loans held-for-sale, net	970	(47,307)
Other (loss)/income	(4,535)	524
Total revenue/(loss), net	249	(49,381)
Expenses:
Related party loan servicing fee	510	1,734
Related party management fee	1,445	17,459
Professional fees	894	705
Fair value adjustment on mark-to-market liabilities	—	1,353
Other expense	927	2,445
Total expense	3,776	23,696
Loss before income tax	(3,527)	(73,077)
Income tax (benefit)/expense	(136)	915
Net loss	(3,391)	(73,992)
Less: net income/(loss) attributable to the non-controlling interests	3	(14)
Net loss attributable to the Company	(3,394)	(73,978)
Less: dividends on preferred stock	350	341
Net loss attributable to common stockholders	$(3,744)	$(74,319)

Net loss per share of common stock:
Basic	$(0.08)	$(2.41)
Diluted	$(0.08)	$(2.41)
Weighted average number of shares of common stock outstanding:
Basic	45,422,030	30,700,278
Diluted	45,422,030	30,893,391

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
($ in thousands)	March 31, 2025	March 31, 2024
Net loss attributable to common stockholders	$(3,744)	$(74,319)
Other comprehensive gain:
Unrealized gains on available-for-sale securities	4,424	374
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	434	795
Comprehensive Income/(Loss)	$1,114	$(73,150)

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands, except per share data)	Preferred Stock - series C shares	Preferred Stock - series C amount	Common Stock shares	Common Stock amount	Treasury stock amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interest	Total equity
December 31, 2024	—	$—	45,420,752	$471	$(11,594)	$425,039	$(158,003)	$(8,991)	$246,922	$(154)	$246,768
Net loss	—	—	—	—	—	—	(3,394)	—	(3,394)	3	(3,391)
Issuance of Series C Preferred Stock	2,084,232	50,785	—	—	—	—	—	—	50,785	—	50,785
Stock-based compensation expense	—	—	—	—	—	13	—	—	13	—	13
Common dividend declared ($0.06 per share)	—	—	—	—	—	—	(2,763)	—	(2,763)	—	(2,763)
Preferred dividend accrued	—	—	—	—	—	—	(350)	—	(350)	—	(350)
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	434	434	—	434
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	4,424	4,424	—	4,424
March 31, 2025	2,084,232	$50,785	45,420,752	$471	$(11,594)	$425,052	$(164,510)	$(4,133)	$296,071	$(151)	$295,920

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(Unaudited)

($ in thousands, except per share data)	Preferred Stock - series A shares	Preferred Stock - series A amount	Preferred Stock - series B shares	Preferred Stock - series B amount	Common Stock shares	Common Stock amount	Treasury stock amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interest	Total equity
December 31, 2023	424,949	$9,411	1,135,590	$25,143	27,460,161	$285	$(9,557)	$352,060	$(54,382)	$(14,027)	$308,933	$1,962	$310,895
Net loss	—	—	—	—	—	—	—	—	(73,978)	—	(73,978)	(14)	(73,992)
Exchange of preferred shares and warrants	(424,949)	(9,411)	(1,135,590)	(25,143)	9,464,524	95	—	40,895	(341)	—	6,095	—	6,095
Stock-based management termination fee expense	—	—	—	—	—	—	—	15,506	—	—	15,506	—	15,506
Stock-based compensation expense	—	—	—	—	67,334	—	—	271	—	—	271	—	271
Dividends declared ($0.10 per share) and distributions	—	—	—	—	—	—	—	—	(3,699)	—	(3,699)	(9)	(3,708)
Amortization of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	795	795	—	795
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	—	374	374	—	374
March 31, 2024	—	$—	—	$—	36,992,019	$380	$(9,557)	$408,732	$(132,400)	$(12,858)	$254,297	$1,939	$256,236

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
($ in thousands)	March 31, 2025	March 31, 2024
Cash Flows From Operating Activities
Net loss	$(3,391)	$(73,992)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based management termination fee and compensation expense	13	15,777
Mark-to-market on mortgage loans held-for-sale, net	(970)	47,307
Mark-to-market adjustment on securities carried at fair value	2,652	—
Discount accretion on mortgage loans	(300)	(1,925)
Interest and discount accretion on investment in debt securities	(425)	(2,220)
Discount accretion on investments in beneficial interests	(1,684)	(736)
Loss on sale of mortgage loans	—	438
Gain on sale of real estate owned properties	(123)	(8)
Loss on sale of RMBS	3,037	—
Impairment of real estate owned	23	396
Credit loss expense on mortgage loans and beneficial interests	—	43
Net increase in the net present value of expected credit losses	—	4,230
Amortization of debt discount and prepaid financing costs	391	1,278
Undistributed loss from investment in affiliates	43	(521)
Fair value adjustment on mark-to-market liabilities	—	1,353
Net change in operating assets and liabilities:
Other assets	847	2,518
Accrued expenses and other liabilities	(1,718)	(2,164)
Net cash used in operating activities	(1,605)	(8,226)
Cash Flows From Investing Activities
Principal paydowns on mortgage loans	10,401	13,489
Proceeds from sale of mortgage loans	—	50,132
Purchase of debt securities and beneficial interests	(46,699)	—
Principal and interest collection on debt securities available-for-sale and beneficial interests	20,195	21,801
Proceeds from sales of RMBS	14,341	6,828
Paydown on a credit risk transfer instrument	2,461	—
Proceeds from sale of real estate owned, held-for-sale	375	222
Investment in equity method investments	(17,500)	—
Distribution from affiliates	377	221
Net cash (used in)/provided by investing activities	(16,049)	92,693
Cash Flows From Financing Activities
Proceeds from issuance of Series C Preferred Stock	50,785	—
Net change in repurchase transactions	10,445	(21,706)
Repayments on secured borrowings	(7,626)	(11,833)
Distribution to non-controlling interests	—	(9)
Dividends paid on common stock and preferred stock	(2,763)	(3,699)
Net cash provided by/(used in) financing activities	50,841	(37,247)

	Three months ended
($ in thousands)	March 31, 2025	March 31, 2024
Net Change in Cash and Cash Equivalents	33,187	47,220
Cash and Cash Equivalents, Beginning of Period	64,252	52,834
Cash and Cash Equivalents, End of Period (1)	$97,439	$100,054

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,923	$13,636
Cash paid for income taxes	11,990	2

Supplemental Disclosure of Noncash Investing and Financing Activities:
Net transfer of loans from mortgage held-for-investment, net to mortgage loans held-for-sale, net	$—	$411,814
Shares payable for Series A and Series B Preferred Stock redemption	—	12,599
Conversion of 2020 Warrants for common shares	—	18,677
Common stock settled for management fee and compensation expense	—	15,777
Issuance of 2024 Warrants	—	2,734
Net transfer of loans to property held-for-sale	—	2,015
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	434	795
Other non-cash loan charges	—	671

(1)The Company held no restricted cash as of March 31, 2025 and December 31, 2024.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Business and Organization

Rithm Property Trust Inc., a Maryland corporation (“Rithm Property Trust” or the “Company”), is an externally managed real estate investment trust (“REIT”) formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo, an affiliate of the Aspen Capital group of companies. The Company operates as an externally managed mortgage REIT. Historically, the Company primarily targeted acquisitions of (i) re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) non-performing loans (“NPLs”), which are residential mortgage loans on which the most recent three payments have not been made. The Company acquired RPLs and NPLs either directly or in joint ventures with institutional accredited investors, which joint ventures were structured as securitization trusts, from which the Company acquired debt securities and beneficial interests.

On June 11, 2024, the Company completed a strategic transaction with Rithm Capital Corp. (together with its subsidiaries, “Rithm” and such transactions together, the “Strategic Transaction”). The Strategic Transaction included (i) the entry into a Securities Purchase Agreement, dated as of February 26, 2024, by and among the Company, the Operating Partnership (as defined herein), Thetis Asset Management LLC (the “Former Manager”) and Rithm (the “SPA”), which provided for, among other things, the sale of $14.0 million of the Company’s common stock, par value $0.01 (“Common Stock”), at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company’s Common Stock on the New York Stock Exchange (“NYSE”) as of the date of the SPA and (ii) upon the approval of our stockholders on May 20, 2024, the entry into a new Management Agreement, dated as of June 11, 2024, (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024 (the “First Amendment”), and as may be further amended, modified or supplemented from time to time, the “Management Agreement”), by and between RCM GA Manager LLC (“RCM GA” or the “Manager”) and the Company, under which, RCM GA became our new external manager. Additionally, on February 26, 2024, the Company entered into a term loan with a subsidiary of Rithm (the “Credit Agreement”), which has since terminated. Pursuant to the SPA, the entry into the Credit Agreement was accompanied by the entry into a Warrant Agreement, dated as of April 23, 2024, by and between the Company and Equiniti Trust Company, pursuant to which the Company would issue up to 6.5 million warrants, which amount was conditioned on certain terms, to purchase shares at an exercise price of $5.36 per share (the “2024 Warrants”). Pursuant to the terms of the SPA, the Company ultimately issued 2024 Warrants to Rithm to purchase 3.3 million shares. See Note 8 for additional details. In connection with the Strategic Transaction, on February 26, 2024, the Company issued a termination notice to its Former Manager, and, on June 11, 2024, the Company terminated its existing management contract with the Former Manager in exchange for approximately 3.2 million shares of Common Stock and $0.6 million in cash. For a full description of the components of the Strategic Transaction, see the Company’s Definitive Proxy Statement filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on April 10, 2024. In addition, in connection with the Strategic Transaction, the Company changed its principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003. On December 2, 2024, the Company rebranded and changed its name to Rithm Property Trust Inc. from Great Ajax Corp.
On October 18, 2024, the Company’s board of directors (“Board of Directors”) approved, and the Company and the Manager entered into the First Amendment to the Management Agreement to provide that the base management fee and the incentive fee shall be payable in cash or, at the election of the Manager, in shares of Common Stock of the Company, subject to the terms and conditions of the Amendment.

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. GA-TRS LLC (“GA-TRS”) is a wholly-owned subsidiary of the Operating Partnership that owns the equity interest in the Former Manager. GAJX Real Estate Corp. (“GAJX”) is a wholly owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell real estate owned (“REO”) properties purchased by the Company. The Company elected to treat GA-TRS and GAJX as taxable REIT subsidiaries (“TRSs”) under the Internal Revenue Code. Great Ajax Funding LLC is a wholly owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements.

The Operating Partnership, through interests in certain entities, as of March 31, 2025 and 2024, held 99.9% of Great Ajax II REIT Inc. (“Great Ajax II REIT”), which owns Great Ajax II Depositor LLC (“Great Ajax II Depositor”), which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of March 31, 2025 and 2024, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.

The consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K filed with the SEC on February 18, 2025 (the “Annual Report”).
Note 2 — Basis of Presentation and Significant Accounting Policies
Interim Financial Statements — The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities classified as variable interest entities (each, a “VIE” and collectively, “VIEs”) in which the Company is determined to be the primary beneficiary. For entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company applies the equity method of accounting whereby it records its share of the underlying income of such entities unless a fair value option is elected. Distributions from such investments are classified in the consolidated statements of cash flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.
The Company consolidates the results and balances of two subsidiaries with non-controlling ownership interests held by third parties. The Company previously owned a 53.1% interest in AS Ajax E LLC II. The Company received a liquidating distribution from AS Ajax E LLC II in June 2024, and its investment has been terminated. Ajax Mortgage Loan Trust 2017-D (“2017-D”) is a securitization trust that holds mortgage loans, REO property and secured borrowings; 2017-D is 50.0% owned by the Company as of March 31, 2025 and December 31, 2024. Great Ajax II REIT wholly owns Great Ajax II Depositor, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and certain additional trusts the Company may form for additional secured borrowings and is 99.9% owned by the Company as of March 31, 2025 and December 31, 2024. The Company recognizes non-controlling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.
Segment Information — Prior to the first quarter of 2025, the Company had one reportable operating segment. In the first quarter of 2025, Rithm Property Trust reevaluated and revised the composition of its reportable segments, as a result of a recent shift in its investment strategy into commercial real estate (“CRE”) assets, as well as changes in management reporting structure and performance assessment. The reevaluation resulted in the identification of two operating and reportable segments: the residential segment (“Residential”) and the commercial segment (“Commercial”).
The Residential segment is focused on managing its portfolio of residential mortgage assets, including whole mortgage loans, residential mortgage-backed securities (“RMBS”) and beneficial interests. The Commercial segment is focused on acquiring and managing portfolios of commercial mortgage-backed securities (“CMBS”), commercial mortgage loans and other commercial real estate investments. Activities that are not directly attributable, or not allocated to any of the reportable segments, are reported under corporate (“Corporate”) as a reconciling item to the Company’s consolidated financial statements.
The Company’s segment reporting is consistent with the reporting structure of the Company’s internal organization, as well as with the financial information used by the Company’s chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer. The Company presents all of its significant segment expenses and other metrics as used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in the consolidated financial statements.
For the complete listing of the significant accounting policies, see Note 2 — Basis of Presentation and Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report.
Recently Adopted Accounting Standards — No changes to GAAP that went into effect in the three months ended March 31, 2025, had a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards — In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact upon adoption.
Note 3 - Segment Reporting
Prior to the first quarter of 2025, the Company had only one reportable operating segment. During the three months ended March 31, 2025, the Company had two reportable operating segments: Residential and Commercial. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under Corporate as a reconciling item to the Company’s consolidated financial statements. The activities within Corporate primarily consist of general and administrative expenses, corporate cash, related interest income, and interest expense on corporate debt, which included the 2027 Notes (as defined below) and, prior to their settlement in 2024, the 2024 Notes (as defined below). See Note 2 for additional details on the Company’s segments.
The structure of the reportable segments is differentiated by the financial information used by the CODM and the nature of the Company’s business activities, which is consistent with the reporting structure of the Company’s internal organization. The Company conducts its business and generates substantially all of its revenues in the U.S.
Income before income taxes is the measure of segment profit and loss that is determined in accordance with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements and used by the CODM to evaluate segment results. It is also one of the factors considered in determining capital allocation among the segments, assessing performance for each segment.
The following tables summarize segment financial information and financial information for the Corporate category, as applicable:

	Three Months Ended March 31, 2025
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$8,462	$4,082	$656	$13,200
Interest expense	(3,654)	(1,831)	(3,901)	(9,386)
Net interest income	4,808	2,251	(3,245)	3,814
Net change in the allowance for credit losses	—	—	—	—
Net interest income after the net change in the allowance for credit losses	4,808	2,251	(3,245)	3,814
Fair value adjustment on mortgage loans held-for-sale, net	970	—	—	970
Other loss	(2,157)	(1,974)	(404)	(4,535)
Total revenue/(loss), net	3,621	277	(3,649)	249
Related party loan servicing fee	510	—	—	510
Related party management fee	—	—	1,445	1,445
Professional fees	—	5	889	894
Other expense	31	—	896	927
Total expense	541	5	3,230	3,776
Income/(loss) before provision for income taxes	3,080	272	(6,879)	(3,527)
Income tax (benefit)/expense	(138)	—	2	(136)
Net income/(loss)	$3,218	$272	$(6,881)	$(3,391)

	Three Months Ended March 31, 2024
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$14,530	$—	$1,208	$15,738
Interest expense	(4,532)	—	(9,574)	(14,106)
Net interest income	9,998	—	(8,366)	1,632
Net change in the allowance for credit losses	(4,230)	—	—	(4,230)
Net interest income after the net change in the allowance for credit losses	5,768	—	(8,366)	(2,598)
Fair value adjustment on mortgage loans held-for-sale, net	(47,307)	—	—	(47,307)
Other (loss)/gain	(2,567)	(25)	3,116	524
Total loss, net	(44,106)	(25)	(5,250)	(49,381)
Related party loan servicing fee	1,734	—	—	1,734
Related party management fee	—	—	17,459	17,459
Professional fees	—	—	705	705
Fair value adjustment on mark-to-market liabilities	—	—	1,353	1,353
Other expense	—	—	2,445	2,445
Total expense	1,734	—	21,962	23,696
Loss before provision for income taxes	(45,840)	(25)	(27,212)	(73,077)
Income tax expense	—	—	915	915
Net loss	$(45,840)	$(25)	$(28,127)	$(73,992)

($ in thousands)	Residential	Commercial	Corporate Category	Total
As of March 31, 2025
Total Assets	$608,214	$319,030	$101,087	$1,028,331
Equity method investments	—	17,548	70	17,618
As of December 31, 2024
Total Assets	$631,324	$276,530	$69,485	$977,339
Equity method investments	—	—	538	538
Note 4 — Mortgage Loans
The activity in and the balances of the Company’s mortgage loan portfolio are presented in the tables below ($ in thousands):

	For three months ended March 31,
	2025		2024
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$396,052	$27,788	$864,551	$55,718
Accretion recognized	4,892	—	11,823	—
Payments received on loans, net	(13,702)	(1,093)	(22,849)	(583)
Net reclassifications (to)/from mortgage loans held-for-sale, net	—	—	(411,814)	411,814
Mark-to-market on loans held-for-sale	—	970	—	(47,307)
Reclassifications to REO	(46)	(196)	(1,670)	(345)
Sale of mortgage loans	—	—	—	(50,570)
Net change in the allowance for credit losses	—	—	(1,112)	—
Other	(199)	—	(231)	(439)
Ending carrying value	$386,997	$27,469	$438,698	$368,288

Effective June 30, 2024, all residential loans held at the Operating Partnership are designated as held-for-sale and accordingly no longer subject to ASU 2016-13, Financial Instruments - Credit Losses (known as “CECL”). Conversely, all loans held at Great Ajax II REIT continue to be classified as held-for-investment and remain subject to CECL. Beginning with the quarter ended September 30, 2024, and in connection with the change in the Company’s strategy, the Company determined a legal entity approach was appropriate with the remaining loans held-for-investment based on the relatively homogeneous characteristics of the loans in each entity. Accordingly, the Company uses the following five pools:

1.Ajax Mortgage Trust 2019-D (“2019-D”)
2.Ajax Mortgage Trust 2019-F (“2019-F”)
3.Ajax Mortgage Trust 2020-B (“2020-B”)
4.Ajax Mortgage Trust 2021-A (2021-A”)
5. 18-1 LLC

The following table presents information regarding the year of origination of the Company’s mortgage loan portfolio by basis ($ in thousands).

	March 31, 2025
Mortgage loans, net	2025	2024	2023	2022	2021	2020	2019-2010	2009-2007	2006 and prior	Total
2019-D	$—	$—	$—	$—	$—	$—	$2,288	$50,707	$36,276	$89,271
2019-F	—	—	—	—	—	—	6,929	45,132	34,133	86,194
2020-B	—	—	—	—	—	—	7,299	40,899	44,925	93,123
2021-A	—	—	—	—	—	704	3,915	59,285	53,220	117,124
18-1 LLC	—	—	—	—	—	—	1,252	28	5	1,285
Held-for-investment	$—	$—	$—	$—	$—	$704	$21,683	$196,051	$168,559	$386,997

Held-for-sale	$—	$—	$—	$722	$346	$—	$3,494	$12,055	$10,852	$27,469

	December 31, 2024
Mortgage loans, net	2024	2023	2022	2021	2020	2019	2018-2009	2008-2006	2005 and prior	Total
2019-D	$—	$—	$—	$—	$—	$—	$7,476	$64,495	$19,147	$91,118
2019-F	—	—	—	—	—	—	11,656	59,602	17,921	89,179
2020-B	—	—	—	—	—	—	10,739	58,769	25,582	95,090
2021-A	—	—	—	—	708	164	8,956	82,053	27,299	119,180
18-1 LLC	—	—	—	—	—	398	1,082	—	5	1,485
Held-for-investment	$—	$—	$—	$—	$708	$562	$39,909	$264,919	$89,954	$396,052

Held-for-sale	$—	$—	$702	$415	$—	$—	$4,280	$17,049	$5,342	$27,788
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
The following table presents activity in the allowance for expected credit losses on mortgage loans ($ in thousands):

	Three months ended March 31,
	2025	2024
Allowance for expected credit losses, beginning of period	$—	$(3,426)
Reclassification to/(from) non-credit discount from/(to) the allowance for changes in payment timing expectations	—	310
Credit loss expense on mortgage loans	—	(43)
Net change in the allowance for credit losses	—	(1,112)
Reversal of allowance upon reclass of mortgage loans held-for-sale, net	—	3,868
Allowance for expected credit losses, end of period	$—	$(403)

The following tables set forth the carrying value of the Company’s mortgage loans by delinquency status as of March 31, 2025 and December 31, 2024 ($ in thousands). Each column indicates the number of days the borrower is past due on their mortgage payment or whether the Company has initiated foreclosure proceedings. A status of “Current” indicates the borrower is not delinquent.

	March 31, 2025
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
2019-D	$82,731	$3,350	$960	$1,373	$857	$89,271
2019-F	71,343	7,849	1,699	1,775	3,528	86,194
2020-B	70,500	12,067	2,884	3,890	3,782	93,123
2021-A	99,654	8,208	2,621	3,838	2,803	117,124
18-1 LLC	1,197	88	—	—	—	1,285
Total	$325,425	$31,562	$8,164	$10,876	$10,970	$386,997

	March 31, 2025
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$14,697	$4,082	$1,641	$1,405	$5,644	$27,469
Total	$14,697	$4,082	$1,641	$1,405	$5,644	$27,469

	December 31, 2024
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
2019-D	$80,761	$5,649	$216	$3,151	$1,341	$91,118
2019-F	72,175	9,739	—	4,381	2,884	89,179
2020-B	68,917	14,851	93	8,053	3,176	95,090
2021-A	101,878	8,149	517	5,978	2,658	119,180
18-1 LLC	1,253	34	—	103	95	1,485
Total	$324,984	$38,422	$826	$21,666	$10,154	$396,052

	December 31, 2024
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$13,529	$4,866	$55	$5,528	$3,810	$27,788
Total	$13,529	$4,866	$55	$5,528	$3,810	$27,788

The following table summarizes the geographic distribution of the Company’s mortgage loans for the top 10 states as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025		December 31, 2024
State Concentration	UPB	% UPB	UPB	% UPB
California	124,705	28.1%	$127,133	27.9%
Florida	53,556	12.1%	55,550	12.2%
Texas	13,179	3.0%	13,487	3.0%
Georgia	15,014	3.4%	15,227	3.3%
New York	40,114	9.0%	41,757	9.2%
New Jersey	26,826	6.0%	27,374	6.0%
Maryland	24,629	5.6%	25,083	5.5%
Illinois	16,228	3.7%	16,741	3.7%
North Carolina	11,046	2.5%	11,567	2.5%
Virginia	17,055	3.8%	17,108	3.8%
Other	101,391	22.8%	103,866	22.9%
	443,743	100.0%	$454,893	100.0%
Note 5 — Investments
The Company holds investments in various classes of non-agency CMBS, RMBS, beneficial interests and other securities. Beneficial interests are the residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. Beneficial interests may be trust certificates and/or subordinated notes depending on the structure of the securitization. The Company designates its investments in RMBS as available-for-sale (“AFS”) or held-to-maturity (“HTM”) based on the intent and ability to hold each security to maturity. The Company carries its RMBS AFS debt securities at fair value with changes in fair value recorded in other comprehensive income in the period in which they occur. The Company carries its RMBS HTM and beneficial interests at amortized cost, net of any required allowance for credit losses. The Company adopted the fair value option for its investments in CMBS and any changes in fair value are recorded in earnings in the period incurred. The Company adopted the fair value option as its Manager believes it is the appropriate measure of accounting for securities as it transitions the balance sheet away from residential mortgage loans.
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

The Company’s RMBS AFS and HTM all have stated maturities of more than 10 years. The securities are subject to prepayments on the underlying collateral and varying call provisions held by the majority certificate holders. The Company is not a majority certificate holder and cannot influence the timing of any call provisions.

During the three months ended March 31, 2025 and 2024, the Company reported $(5.7) million and zero, respectively, of fair value (losses)/ gains in current period earnings on securities carried at fair value of which $(3.6) million was reclassified form other comprehensive loss to realized loss due to the sale of RMBS in three months ended March 31, 2025. The fair value gains and losses are recorded in other (loss)/income in the consolidated statements of operations.

In the first quarter of 2025, the Company entered into a joint real estate venture with Rithm (the “Commercial Real Estate JV”) to fund a certain mortgage note receivable in the amount of $35.0 million with each contributing $17.5 million. The Company applies equity method accounting to the investment, which had a carrying book value of $17.6 million as of March 31, 2025.

The following table presents information regarding the Company’s investments in debt securities, investments in beneficial interests and other investments, at fair value ($ in thousands):

	As of March 31, 2025
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
CMBS, at fair value	$275,602	$233	$(294)	$275,541
RMBS available-for-sale, at fair value	50,581	124	(1,757)	48,948
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	44,912	—	(2,093)	42,819
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $9,082	90,565	9,450	(35,132)	64,883
Other investments, at fair value(2)	26,966	—	(1,025)	25,941
Total investments	$488,626	$9,807	$(40,301)	$458,132

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.
(2)Refer to Note 6 for additional details on other investments, at fair value.

	As of December 31, 2024
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
CMBS, at fair value	$245,540	$1,074	$—	$246,614
RMBS available-for-sale, at fair value	68,226	273	(6,330)	62,169
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	46,043	8	(2,104)	43,947
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $9,082	89,704	1,001	(23,661)	67,044
Other investments, at fair value	29,916	—	—	29,916
Total investments	$479,429	$2,356	$(32,095)	$449,690

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.

The following table presents a breakdown of the Company’s gross unrealized gains and losses on its investments in RMBS AFS grouped by due date ($ in thousands):

	As of March 31, 2025
	Step-up date(s)(1)	Basis(2)	Gross unrealized gains	Gross unrealized losses	Fair value
RMBS due March 2060(3)	n/a	$3,842	$—	$(96)	$3,746
RMBS due January 2061(3)	n/a	5,172	—	(387)	4,785
RMBS due June 2061(3)	n/a	8,715	—	(915)	7,800
RMBS due October 2061(3)	April 2029	5,803	—	(199)	5,604
RMBS due March 2062(3)	May 2029	6,302	—	(160)	6,142
RMBS due July 2062	February 2030	9,389	11	—	9,400
RMBS due October 2062	October 2026	4,652	53	—	4,705
RMBS due May 2063	July 2030	6,706	60	—	6,766
RMBS available-for-sale, at fair value		$50,581	$124	$(1,757)	$48,948

(1)When applicable, the step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs, accrued interest and principal paydowns or additional investment into security.
(3)These securities have been in an unrealized loss position for 12 months or longer.

	As of December 31, 2024
	Step-up date(s)(1)	Basis(2)	Gross unrealized gains	Gross unrealized losses	Fair value
RMBS due March 2060(3)	February 2025	$3,825	$—	$(362)	$3,463
RMBS due December 2060(3)	July 2029	7,521	—	(3,133)	4,388
RMBS due January 2061(3)	September 2024	4,886	—	(384)	4,502
RMBS due June 2061(3)	January 2025/February 2025	8,674	—	(762)	7,912
RMBS due October 2061(3)	April 2029	6,015	—	(371)	5,644
RMBS due March 2062(3)	May 2029	9,397	—	(585)	8,812
RMBS due July 2062(3)	February 2030	12,081	—	(733)	11,348
RMBS due October 2062	October 2026	4,673	221	—	4,894
RMBS due May 2063	July 2030	11,154	52	—	11,206
RMBS available-for-sale, at fair value		$68,226	$273	$(6,330)	$62,169

(1)When applicable, the step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs, accrued interest and principal paydowns or additional investment into security.
(3)These securities have been in an unrealized loss position for 12 months or longer.

During the three months ended March 31, 2025, the Company acquired $46.7 million in unpaid principal balance (“UPB”) of CMBS. The Company has adopted the fair value option for these investments. Comparatively, during the three months ended March 31, 2024, the Company purchased no new CMBS.

During the three months ended March 31, 2025, the Company sold RMBS AFS with a UPB of $20.7 million and recorded a realized loss of $3.0 million. Comparatively, during the three months ended March 31, 2024, the Company sold no securities.

The following table presents accretable interest income on debt securities and yield recognized on beneficial interests for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three months ended March 31,
	2025	2024
Interest income on CMBS	$4,082	$—
Interest income on RMBS	402	601
Accretable yield recognized on beneficial interests	1,684	736
	$6,168	$1,337

The Company generally recognizes accretable yield on its beneficial interests and increases and decreases in the net present value of expected cash flows in earnings in the period in which they occur.

Under CECL, an expense is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. Income is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest or RMBS AFS and HTM. If there is no allowance for expected credit losses recorded against a beneficial interest or RMBS AFS and HTM, any increase in expected cash flows is recognized prospectively as a change in yield. A decrease in the allowance for expected credit losses is generally facilitated by reclassifying amounts to non-credit discount from the allowance and then recording the reduction to the allowance through the income statement. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary.

During the three months ended March 31, 2025 and 2024, the Company had no activity and no balance related to the allowance for expected credit losses for investments in RMBS AFS and HTM.

The following table presents the activity in the allowance for expected credit losses for beneficial interests ($ in thousands):

	Three months ended March 31,
	2025	2024
Allowance for expected credit losses, beginning balance	$(9,082)	$(6,880)
Reclassification to non-credit discount from the allowance for changes in payment expectations	—	916
Net change in the allowance for credit losses	—	(3,118)
Allowance for expected credit losses, ending balance	$(9,082)	$(9,082)
Note 6 — Fair Value
The following tables present financial assets and liabilities recorded at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2025	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
CMBS, at fair value	$275,541	$—	$275,541	$—
RMBS available-for-sale, at fair value	48,948	—	48,948	—
Other investments	25,941	—	—	25,941

		Level 1	Level 2	Level 3
December 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
CMBS, at fair value	$246,614	$—	$246,614	$—
RMBS available-for-sale, at fair value	62,169	—	62,169	—
Other investments	29,916	—	—	29,916
Reconciliation of Fair Value Measurements Categorized within Level 3
Gains and losses on investments categorized within Level 3 are recorded in other income in the consolidated statements of operations. Gains and losses on warrant liability were recorded in fair value adjustment on mark-to market liabilities in the consolidated statements of operations.

The following tables summarize the changes in the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis, for the three months ended March 31, 2025 and 2024 ($ in thousands):

	12/31/2024	Transfers In / (Out)	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	3/31/2025
Assets:
Other investments	$29,916	$—	$—	$(2,461)	$(1,514)	$—	$25,941

	12/31/2023	Transfers In / (Out)	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	3/31/2024
Liabilities:
Warrant liability	$16,644	$—	$2,734	$(18,677)	$(1,353)	$—	$2,054
The Company holds a $20.4 million investment into an equity REIT, which is reported in other investments, at fair value on the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024. Prior to the second quarter of 2024, the holding was accounted for under the equity method investment. For the three months ended March 31, 2025, the fair value of investment was estimated using an implied capitalization rate applied to the trailing and forward 12 month net operating income for each property. For properties under contract or listed for sale, the contract or listing price is used, respectively. The remaining investment included in other investments, at fair value is a $5.5 million investment in a credit risk transfer instrument (“CRT”). The fair value is calculated as the net present value of the expected cash flows on the CRT.
The following tables present financial assets and liabilities not recorded at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 ($ in thousands):

		Level 1	Level 2	Level 3
March 31, 2025	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
Mortgage loans held-for-investment, net	$386,997	$—	$—	$339,462
Mortgage loans held-for-sale, net	27,469	—	—	27,469
Investment in debt securities held-to-maturity	44,912	—	42,819	—
Investment in beneficial interests	90,565	—	—	64,883
Liabilities:
Secured borrowings, net	$250,903	$—	$229,660	$—
Borrowings under repurchase transactions	367,010	—	367,010	—
Notes payable, net	107,862	—	108,717	—

		Level 1	Level 2	Level 3
December 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
Mortgage loans held-for-investment, net	$396,052	$—	$—	$357,119
Mortgage loans held-for-sale, net	27,788	—	—	27,788
Investment in debt securities held-to-maturity	46,043	—	43,947	—
Investment in beneficial interests	89,704	—	—	67,044
Liabilities:
Secured borrowings, net	$258,353	$—	$234,181	$—
Borrowings under repurchase transactions	356,565	—	356,565	—
Notes payable, net	107,647	—	104,574	—

The fair value of mortgage loans is estimated using the valuation of financial instruments process of the Manager. The Company relies on the Manager’s pricing model, as well as vendor pricing, to estimate the underlying cash flows expected to be collected on the loans. Risks inherent in the Company’s mortgage loan portfolio affecting the valuation of its mortgage loans include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, such as floods or wildfires, or a pandemic and damage to or delay in realizing the value of the underlying collateral. In addition, the Company assesses the expected cash flows from the mortgage loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.
The fair value of investments in CMBS, RMBS and debt securities HTM is determined using estimates provided by the Company’s third-party pricing vendors which are then reviewed to ensure the resulting yield is comparable to market yields for similar securities.

The fair value of investments in beneficial interests is determined using prices provided by the Company’s third-party pricing vendors which are then reviewed and compared to the Manager’s pricing model to ensure the resulting yield is comparable to market yields for similar securities.

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

Fair value for 2027 Notes is determined using indicative pricing available from an independent pricing source.
Note 7 — Affiliates
Unconsolidated Affiliates
As of March 31, 2025 and December 31, 2024, the Company had ownership of approximately 19.8% in the Former Manager. The Company accounts for its ownership interest in the Former Manager using the equity method accounting.
In the first quarter of 2025, the Company entered into a joint venture with Rithm and holds a 50% interest in the Commercial Real Estate JV.
The table below shows the net income, and assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ownership ($ in thousands):
Net income, assets and liabilities of unconsolidated affiliates at 100%:

	Three months ended March 31,
Net income at 100%	2025	2024
Thetis Asset Management LLC	$—	$15,722
Commercial Real Estate JV	817	—

	March 31, 2025		December 31, 2024
Assets and liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$360	$—	$2,682	$84
Commercial Real Estate JV	35,192	—	—	—
Net income, assets and liabilities of unconsolidated affiliates at the Company’s share ownership:

	Three months ended March 31,
Net income at the Company’s share	2025	2024
Thetis Asset Management LLC	$—	$3,113
Commercial Real Estate JV	408	—

	March 31, 2025		December 31, 2024
Assets and liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$71	$—	$531	$17
Commercial Real Estate JV	17,595	—	—	—
Consolidated Affiliates
The Company consolidates the results and balances of certain securitization trusts which were established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 for additional details.
The Company also consolidates the activities and balances of certain controlled affiliates, which it reports as non-controlling interests, see Note 2 for additional details.
Note 8 — Commitments and Contingencies
In the first quarter of 2024, the Company issued the 2024 Warrants, which provide Rithm the right to purchase 3.3 million shares at an exercise price of $5.36 per share. The 2024 Warrants had a fair value of $2.7 million at issuance. Also, during the first quarter of 2024, the Company exchanged its warrants issued in 2020 that were exercisable at a price of $10.00 per share (the “2020 Warrants”) for shares of its Common Stock in connection with the Strategic Transaction. In the second quarter of 2024, the Company reclassified the 2024 Warrants into equity.
The following table sets forth the details of the Company’s warrant liabilities ($ in thousands):

	Three months ended March 31,
	2025	2024
Beginning balance	$—	$16,644
Issuance of 2024 Warrants	—	2,734
Fair value adjustment of 2020 Warrants	—	2,033
Fair value adjustment of 2024 Warrants	—	(680)
Redemption of 2020 Warrants	—	(18,677)
Ending balance	$—	$2,054
Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, the Company was not a party to, and its properties were not subject to any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.
Note 9 — Debt
Repurchase Agreements
The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”), acquires pools of mortgage loans which are then sold by the Trusts, as “seller” to a counterparty, the “buyer.” As of March 31, 2025, only one facility is outstanding. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month Secured Overnight Financing Rate, which is fixed for the term of the borrowing. The advance rate is between 75% and 90% of the asset’s acquisition price. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership.
The Company has also entered into six repurchase facilities, as of March 31, 2025, substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are the Company’s investments in bonds and bonds retained from the Company’s secured borrowings. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time.

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
The following tables set forth the details of the Company’s repurchase transactions and facilities ($ in thousands):

	March 31, 2025
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Goldman Sachs - bonds(1)		$59,641	$70,000		5.04%
A Bonds	May 19, 2025	29,860	35,000		5.07%
	April 17, 2025	29,781	35,000		5.00%
Lucid - bonds(1)		$50,952	$60,000		4.98%
A bonds	April 16, 2025	21,276	25,000		4.92%
	April 17, 2025	29,676	35,000		5.03%
Barclays - bonds(1)		$86,969	$112,627		5.20%
A bonds	April 10, 2025	12,899	15,063		5.02%
	April 14, 2025	15,720	18,540		5.07%
	April 17, 2025	13,017	15,000		5.07%
	April 28, 2025	20,562	26,464		5.06%
B bonds	June 20, 2025	15,879	22,380		5.42%
	April 28, 2025	3,990	6,252		5.78%
M bonds	June 20, 2025	4,348	7,806		5.80%
	April 28, 2025	86	149		5.38%
	June 20, 2025	468	973		5.60%
Nomura - bonds(1)		$63,642	$111,497	(3)	5.63%
A Bonds	June 30, 2025	10,239	14,732		5.85%
B Bonds	June 30, 2025	36,418	70,746		5.63%
M Bonds	June 30, 2025	16,985	26,019		5.50%
Nomura - loans(2)	February 27, 2026	$21,975	$28,846		6.56%
Santander bonds(1)		$83,831	$96,039		4.98%
A Bonds	April 7, 2025	21,740	25,000		4.97%
	April 17, 2025	21,740	25,000		4.97%
	April 14, 2025	40,351	46,039		4.97%
Totals/weighted averages		$367,010	$479,009		5.25%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of March 31, 2025.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of March 31, 2025 was $400.0 million.
(3)Excludes bonds that are consolidated on the Company’s balance sheet as of March 31, 2025.

	December 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Goldman Sachs - bonds(1)		$59,548	$110,000	5.18%
A Bonds	January 16, 2025	29,759	75,000	5.08%
	February 18, 2025	29,789	35,000	5.27%
Lucid - bonds(1)	January 16, 2025	$34,114	$100,000	5.05%
A Bonds	January 16, 2025	34,114	100,000	5.05%
Barclays - bonds(1)		$86,956	$113,276	5.41%

	December 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
A Bonds	January 10, 2025	17,065	20,000		5.20%
	January 13, 2025	16,917	18,916		5.19%
	January 31, 2025	25,123	31,478		5.43%
	March 20, 2025	17,319	24,564		5.48%
B Bonds	January 31, 2025	4,298	6,232		6.12%
	March 20, 2025	5,003	9,631		5.86%
M Bonds	January 31, 2025	305	512		5.72%
	March 20, 2025	926	1,943		5.65%
Nomura - bonds(1)		$66,445	$39,358	(3)	5.67%
A Bonds	March 31, 2025	10,687	15,504		5.87%
B Bonds	March 31, 2025	35,563	13,224		5.66%
M Bonds	March 31, 2025	20,195	10,630		5.56%
Nomura - loans(2)	February 28, 2025	$23,331	$31,821		6.97%
Santander bonds(1)		$86,171	$167,077		5.11%
A Bonds	January 6, 2025	21,685	25,000		5.18%
	January 15, 2025	64,486	142,077		5.08%
Totals/weighted averages		$356,565	$561,532		5.41%

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
The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts on the Company’s consolidated balance sheets at March 31, 2025 and December 31, 2024, in the table below ($ in thousands):

	Gross amounts not offset on balance sheet
	March 31, 2025	December 31, 2024
Gross amount of recognized liabilities	$367,010	$356,565
Gross amount of loans and securities pledged as collateral	479,009	561,532
Net collateral amount	$111,999	$204,967
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

The Company’s non-rated secured borrowings are generally structured with Class A notes, subordinated notes and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company currently has no non-rated secured borrowings outstanding at March 31, 2025.
The Company’s rated secured borrowings are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a real estate mortgage investment conduit structure or being subject to an entity level tax. The Company’s rated secured borrowings generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured borrowings outstanding at March 31, 2025.
Servicing for the mortgage loans in the Company’s secured borrowings is provided by Newrez LLC (“Newrez” or the “Servicer” at a servicing fee of 0.42% of outstanding UPB and is paid monthly. The following table sets forth the status of the notes held by others at March 31, 2025 and 2024, and the original balance at the securitization cutoff date ($ in thousands):

	Balances at March 31, 2025				Balances at December 31, 2024				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$89,271	$57,046		156%	$91,118	$58,942		155%	$193,301	$156,670
2019-F	86,195	47,366		182%	89,179	50,028		178%	170,876	127,673
2020-B	93,124	55,381		168%	95,090	57,277		166%	156,468	114,534
2021-A	117,122	92,238		127%	119,181	93,412		128%	206,506	175,116
	$385,712	$252,031	(1)	153%	$394,568	$259,659	(1)	152%	$727,151	$573,993

(1)This represents the gross amount of secured borrowings and excludes the impact of deferred issuance costs of $1.1 million and $1.3 million as of March 31, 2025 and December 31, 2024, respectively.
Corporate Debt
Notes Payable (2027 Notes)
In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due 2027 (the “2027 Notes”). The 2027 Notes have a five year term, were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company. The 2027 Notes are included in the Company’s liabilities in its consolidated balance sheet at March 31, 2025 and 2024. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding Series A Preferred Stock and Series B Preferred Stock (each as defined in Note 13) at a discount and a proportionate amount of outstanding 2020 Warrants. The remainder of the proceeds were used for general corporate purposes.
On June 30, 2024, the Company received notification that the 2027 Notes were downgraded from BBB- to BB+. Under the terms of the indenture governing the 2027 Notes, the downgrade resulted in a 100 basis point increase in the interest rate from 8.875% to 9.875% beginning on September 1, 2024.
At March 31, 2025, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $2.1 million. At December 31, 2024, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $2.4 million. During the three months ended March 31, 2025, the Company recognized interest expense on the 2027 Notes of $2.9 million, which includes $0.2 million, of amortization of discount and deferred expenses. During the three months ended March 31, 2024, the Company recognized interest expense on the 2027 Notes of $2.7 million, which includes $0.2 million of amortization of discount and deferred expenses. The effective interest rate for the 2027 Notes for the three months ended March 31, 2025 and 2024, was 10.88% and 9.94%, respectively.

The indenture governing the 2027 Notes restricts, among other things, the Company’s and certain of its subsidiaries’ ability to incur certain additional debt, make certain investments or acquisitions, sell certain assets, and merge, consolidate or transfer all or substantially all of its assets. Additionally, the indenture governing the 2027 Notes requires the Company to comply with certain maintenance requirements, including certain levels of cash and liquidity, such as: (i) Net Asset Value (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters must be equal to or greater than $240.0 million, plus the greater of (x) zero dollars and (y) 65% of the Company’s net equity capital activity; (ii) the ratio of the Adjusted Unencumbered Assets (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters to the aggregate principal amount of the 2027 Notes outstanding as of each such date must be equal to or greater than 1.6:1.0; (iii) the ratio of the debt to equity as of the close of business on the last day of each of its fiscal quarters must be less than 4.0:1.0, (iv) a quarterly minimum liquidity covenant of $30.0 million. As of March 31, 2025, the Company is in full compliance with all covenants.
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

Under the Management Agreement, the Manager is entitled to a base management fee and an incentive fee to the Manager calculated and payable quarterly with respect to each calendar quarter (or partial quarter that the agreement is in effect) in cash or shares of the Company’s Common Stock. The base management fee equals 1.5% of the Company’s stockholders’ equity, including equity equivalents such as the Company’s issuance of convertible senior notes, per annum. Also, under the Management Agreement, which has an effective date of June 11, 2024, the Company’s quarterly base management fee includes, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company’s Series A Preferred Stock and Series B Preferred Stock.
The Manager is entitled an incentive fee, which is payable quarterly in arrears in cash in an amount equal to 20% of the dollar amount by which (i) Earnings Available for Distribution (as defined below) exceeds the product of (A) the average common book value per share (excluding fair value marks, impairments, transaction/ deal expenses and associated tax impact and such other items that in the judgment of the Company officers should be excluded) of the Common Stock of the Company during such calendar quarter and (B) 8%. Notwithstanding either of the foregoing, no incentive fee will be payable to the Manager with respect to any period unless the Company’s cumulative Earnings Available for Distribution is greater than zero for the most recently completed four calendar quarters (which cumulative Earnings Available for Distribution shall be reset at the completion of every fourth quarter following the date hereof and each subsequent fourth quarter thereafter (each, a “Reset Date”) so as not to take into account prior calendar quarters), or, if less, (i) the number of completed calendar quarters since the date hereof or (ii) the number of completed calendar quarters since the last Reset Date. “Earnings Available for Distribution” is a non-GAAP financial measure and is defined as net income (loss) as determined according to GAAP, excluding tax-effected, non-cash equity compensation expense and any unrealized gains or losses from mark-to-market valuation changes (including impairments) that are included in net income for the applicable period. The amount will be adjusted to exclude on a tax-effected basis (A) one-time events pursuant to changes in GAAP, (B) transaction and deal expenses that in the opinion of the Manager should be excluded for purposes of calculating Earnings Available for Distribution and be amortized over the life of the related investment / transaction, and (C) non-cash items (including depreciation and amortization) that in the judgment of the Company’s officers should not be included in Earnings Available for Distribution, which adjustments in clauses (A), (B) and (C) shall only be excluded after discussions between the Manager and the Company’s Independent Directors and after approval by a majority of the Company’s Independent Directors. Book value per share of Common Stock shall be as set forth in the consolidated financial statements of the Company prepared in accordance with GAAP.
In addition to the base management fee and the incentive fee described above, the Company pays all of its costs and expenses and reimburses the Manager (to the extent incurred by the Manager) on a monthly basis for the costs and expenses of providing services under the Management Agreement, including reimbursing the Manager or its affiliates, as applicable, for the Company’s allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs.
The Company will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by the Company without cause, (ii) its decision not to renew the Management Agreement upon the determination of at least two-thirds of the Company’s independent directors for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of the Company becoming regulated as an “investment company” under the Investment Company Act of 1940, as amended, (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by the Company’s Board of Directors), or (iv) a termination by the Manager if the Company defaults in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to three times the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.
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

Under the Former Management Agreement, the Company paid a quarterly base management fee based on its stockholders’ equity, including equity equivalents such as the Company’s issuance of convertible senior notes. Also, under the First Amendment to the Third Amended and Restated Management Agreement with the Former Manager, which had an effective date of March 1, 2023, the Company’s quarterly base management fee included, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company’s Series A Preferred Stock and Series B Preferred Stock. The Company was periodically required to pay a quarterly incentive management fee based on its cash distributions to its stockholders and the change in book value and had the option to pay up to 100% of the base and incentive fees in cash or in shares of the Company’s Common Stock. Management fees were expensed in the quarter incurred and the portion payable in common stock, if any, was accrued at quarter end. On February 26, 2024, the Company issued a termination notice to the Former Manager, in connection with the Strategic Transaction, and on June 11, 2024, the Company terminated the Former Management Agreement, entered into a termination and release agreement with the Former Manager and issued approximately 3.2 million shares of Common Stock and paid $0.6 million in cash to the Former Manager in connection with the termination.
Servicing Agreements
Until June 1, 2024, the Company and its affiliates were party to various servicing agreements with Gregory Funding LLC (“Gregory”). On June 1, 2024, Gregory transferred all of the servicing agreements for its mortgage loans and real property (the “Servicing Agreements”) to Newrez, an affiliate of Rithm through a Servicing Transfer Agreement by and between Gregory and Newrez. The terms of the Servicing Agreements remain substantially the same.
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
Equity Holdings by Rithm and Its Affiliates in the Company
As of March 31, 2025 and December 31, 2024, the Manager of the Company held 3,316,527 of shares of its Common Stock, in addition to 3,264,926 exercisable 2024 Warrants, respectively.
As of March 31, 2025, an affiliate of the Manager held 400,000 of the Company’s Series C Preferred Stock (as defined in Note 13) issued in the first quarter of 2025. See Note 13 for additional details.
For information on investments in affiliates, see Note 7.
Note 11 — Income Taxes
The Company intends to continue to qualify as a REIT. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.
The Company’s consolidated financial statements include the operations of certain TRS, which are subject to U.S. federal, state and local income taxes on their taxable income. As a result, the Company recorded nominal amounts of income tax for the three months ended March 31, 2025 and 2024.

Note 12 — Earnings per Share
The following tables set forth the components of basic and diluted earnings per share (“EPS”) ($ in thousands, except per share):

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net loss attributable to common stockholders	$(3,744)	45,422,030		$(74,319)	30,700,278
Allocation of income to participating restricted shares	—	—		465	—
Net loss attributable to unrestricted common stockholders	$(3,744)	45,422,030	$(0.08)	$(73,854)	30,700,278	$(2.41)
Effect of dilutive securities(1,2,3)
Restricted stock grants and Former Manager and director fee shares(4)	—	—		(465)	193,113
Diluted EPS
Net loss attributable to common stockholders and dilutive securities	$(3,744)	45,422,030	$(0.08)	$(74,319)	30,893,391	$(2.41)

(1)The Company’s 2024 Warrants would have an anti-dilutive effect on diluted EPS for the three months ended March 31, 2025 and March 31, 2024 and have not been included in the calculation.
(2)The Company’s 2020 Warrants, which were partially outstanding for the three months ended March 31, 2024, would have an anti-dilutive effect on diluted EPS and have not been included in the calculation.
(3)The effect of interest expense and assumed conversion of shares from convertible notes on the Company’s diluted EPS calculation for the three months ended March 31, 2024, would have been anti-dilutive and have been removed from the calculation.
(4)The effect of restricted stock grants and manager and director fee shares on the Company’s diluted EPS calculation for the three months ended March 31, 2025, would have been anti-dilutive and have been removed from the calculation.
Note 13 — Equity
Common Stock
As of March 31, 2025 and December 31, 2024, the Company had 45,420,752 shares of Common Stock outstanding, with 125,000,000 shares authorized at each period end.
Preferred Stock
The Company issued shares of preferred stock (“Preferred Stock”), which were issued to institutional accredited investors in a series of private placements during in 2020. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock (the “Series A Preferred Stock”) and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock (the “Series B Preferred Stock”). The shares of Series A Preferred Stock and Series B Preferred Stock had a liquidation preference of $25.00 per share.
During the three months ended March 31, 2024, the Company exchanged the remaining 424,949 shares of its outstanding Series A Preferred Stock and 1,135,590 shares of its outstanding Series B Preferred Stock and the associated 2020 Warrants for newly issued shares of its Common Stock. A total of 12,046,218 shares of Common Stock were issued, with 9,464,524 shares of Common Stock exchanged during the quarter ended March 31, 2024 and 2,581,694 shares of Common Stock exchanged subsequent to the approval of the Company’s stockholders on May 20, 2024. As of March 31, 2025 and December 31, 2024, no Series A Preferred Stock or Series B Preferred Stock was outstanding.

During the quarter ended March 31, 2025, the Company issued 2,084,232 shares of 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (the “Series C Preferred Stock”), with 400,000 of such shares of Series C Preferred Stock sold to certain affiliates of the Manager at the public offering price of $25.00 per share.
Treasury Stock and Stock Repurchase Plan
On February 28, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $25.0 million of its shares of Common Stock. The amount and timing of any repurchases depends on a number of factors, including, but not limited to, the price and availability of the Common Stock, the trading volume and general circumstances and market conditions. To date, the Company has repurchased 525,039 shares of Common Stock for an aggregate purchase price of $5.1 million leaving $19.1 million remaining under the authorization. The Company did not repurchase any shares during the three months ended March 31, 2025 and 2024.
As of March 31, 2025 and December 31, 2024, the Company held 1,664,365 shares of treasury stock.
Dividend Reinvestment Plan
The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s Common Stock by reinvesting some or all of the cash dividends received on shares of the Company’s Common Stock. The Company issued no shares of Common Stock under the plan during the three months ended March 31, 2025 and 2024.
At the Market Offering
The Company has entered into an equity distribution agreement under which the Company may sell shares of its Common Stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Program”). During the three months ended March 31, 2025 and 2024, no shares of Common Stock were sold under the ATM Program.
Accumulated Other Comprehensive Loss
The Company recognizes unrealized gains or losses on its investment in RMBS AFS as components of other comprehensive loss. Additionally, other comprehensive loss includes unrealized gains or losses associated with the transfer of the Company’s investment in RMBS from AFS to HTM. These amounts are subsequently amortized from other comprehensive loss into earnings over the same period as the related unamortized discount.
Total accumulated other comprehensive loss on the Company’s balance sheet at March 31, 2025 and December 31, 2024, was as follows ($ in thousands):

Investments in securities:	March 31, 2025	December 31, 2024
Unrealized gains on debt securities available-for-sale	$124	$273
Unrealized losses on debt securities available-for-sale	(1,757)	(6,330)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(2,500)	(2,934)
Accumulated other comprehensive loss	$(4,133)	$(8,991)
Refer to Note 2 for details on the Company’s non-controlling interests.
Note 14 — Subsequent Events
On April 21, 2025, the Company’s Board of Directors declared a Series C Preferred Stock cash dividend of $0.4937500 per share to be paid on May 15, 2025, to stockholders of record as of May 1, 2025.
On April 25, 2025, the Company’s Board of Directors declared a Common Stock cash dividend of $0.06 per share to be paid on May 30, 2025, to stockholders of record as of May 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this quarterly report on Form 10-Q, unless the context indicates otherwise, references to “Rithm Property Trust,” “we,” the “Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Rithm Property Trust Inc. and its subsidiaries (formerly Great Ajax Corp.); references to “Rithm” refer to Rithm Capital Corp., a Delaware corporation and the parent entity of RCM GA and its subsidiaries; references to “Operating Partnership” refer to Great Ajax Operating Partnership L.P., a Delaware limited partnership; references to our “Former Manager” refer to Thetis Asset Management LLC, a Delaware limited liability company; references to “RCM GA” or our “Manager” refer to RCM GA Manager LLC; references to our “Servicer” or “Newrez” refer to Newrez LLC, a Delaware limited liability company and an affiliate of RCM GA; and references to “Gregory” or our “Former Servicer” refer to Gregory Funding LLC, an Oregon limited liability company.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim consolidated financial statements and related notes included in Item 1.Consolidated interim financial statements of this report and in Item 8. Financial statements and supplementary data in our most recent Annual Report, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report.
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
On June 11, 2024, we completed a strategic transaction with Rithm (the “Strategic Transaction”). The Strategic Transaction included (i) the entry into the Securities Purchase Agreement, dated February 26, 2024 (the “SPA”), by and among the Company, the Operating Partnership, the Former Manager and Rithm, which provided for, among other things, the sale of $14.0 million of the Company’s Common Stock to Rithm at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company’s Common Stock on NYSE) as of the date of the SPA, and (ii) upon the approval of our stockholders on May 20, 2024, the entry into the Management Agreement with RCM GA, under which RCM GA became our new external manager. In connection with the Strategic Transaction, we terminated our existing management contract with the Former Manager in exchange for approximately 3.2 million shares of our Common Stock and $0.6 million in cash. For a full description of the components of the Strategic Transaction, see our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2024. In addition, in connection with the Strategic Transaction, we changed our principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003. On December 2, 2024, we rebranded and changed our name to Rithm Property Trust Inc. from Great Ajax Corp.
The Company conducts substantially all of its business through our Operating Partnership and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. GA-TRS LLC (“GA-TRS”) is a wholly-owned subsidiary of the Operating Partnership that owns an equity interest in the Former Manager and previously owned an equity interest in the Former Servicer. GAJX Real Estate Corp. (“GAJX”) is a wholly-owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell real estate owned (“REO”) properties acquired by the Company. The Company elected to treat GA-TRS and GAJX as taxable REIT subsidiaries under the Internal Revenue Code. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured borrowings. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds REO properties acquired upon the foreclosure or other settlement of its owned NPLs.
Our Operating Partnership, through interests in certain entities as of March 31, 2025, owns 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. Similarly, as of March 31, 2025, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single joint venture with our partners. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured borrowings. These trusts are considered to be variable interest entities (“VIEs”), and we have determined that we are the primary beneficiary of the VIEs.

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code, and that our current intended manner of operation enables us to meet the requirements for taxation as a REIT for U.S. federal income tax purposes.
Under RCM GA’s management, we shifted our strategic direction towards investments in the commercial real estate sector, and we have begun to invest in CMBS. Although we will evaluate all potentially accretive opportunities, our go forward investment strategy is focused on originating and/or acquiring loans and securities collateralized by various commercial real estate assets and investing in senior loans, subordinated debt, mezzanine loans secured by pledges of equity interests in entities that own commercial real estate or other forms of subordinated debt in connection with commercial real estate, preferred equity or debt instruments secured by mortgages on commercial real estate, small balance commercial loans, as well as commercial mortgage servicing rights, commercial real estate properties and operating businesses in the commercial real estate sector. We do not anticipate investing further in residential mortgage loans, RPLs or NPLs, and we have been selling our residential mortgage loans and RMBS. Given the change in focus of our business, we intend to, over time, reposition much of our existing portfolio. We believe commercial real estate offers an attractive investment opportunity given market dynamics that are creating significant refinancing challenges and funding gaps.
Through our Manager, we have access to Rithm’s extensive expertise and network, creating opportunities to source, underwrite, and structure credit investments in the commercial real estate sector.
Our Portfolio
The following table outlines the carrying value of our portfolio of mortgage loan assets, investments in securities, equity method investments and REO as of March 31, 2025 and December 31, 2024 ($ in millions):

	March 31, 2025	December 31, 2024
Mortgage loans held-for-investment, net	$387.0	$396.1
Mortgage loans held-for-sale, net	27.5	27.8
CMBS, at fair value	275.5	246.6
RMBS available-for-sale, at fair value	48.9	62.2
Investments in securities, held-to-maturity	44.9	46.0
Investments in beneficial interests, net	90.6	89.7
Other investments, at fair value	25.9	29.9
Equity investments in affiliates	17.6	0.5
Real estate owned	4.0	4.1
	$921.9	$902.9
Market Trends and Outlook
Summary
The U.S. economy contracted during the first quarter of 2025 as real gross domestic product fell an annualized 0.3% due to a surge in imports at the start of the year ahead of the imposition of tariffs. Longer-term Treasury yields fell during the first quarter, primarily due to lower real yields from Treasury Inflation Protected Securities (“TIPS”). The unemployment rate increased slightly to 4.2% in March 2025 from 4.1% in December 2024. In addition to the low unemployment rate, other signs of labor market stability during the first quarter included solid payroll growth, continued low levels of claims for unemployment benefits and an only modestly lower ratio of job openings to unemployed job seekers. The outlook for the economy is more uncertain than usual given changes in policies related to global trade.
Inflation
Progress towards lower inflation resumed in the first quarter of 2025. The 12-month increase in the overall Consumer Price Index (“CPI”) was 2.4% in March 2025 versus 2.9% in December 2024, while core CPI price inflation (excluding food and energy prices) for March 2025 was at 2.8%, below the 3.2% core CPI inflation rate reported for December 2024. The moderation in CPI inflation was driven by a decline in energy prices and slower gains in services prices, including shelter.

Treasury Yields

The nominal 10-year Treasury yield fell to 4.23% at the end of March 2025 from 4.58% in December 2024. Most of this decline was due to lower real yields from TIPS, which dropped to 1.85% in March 2025 from 2.24% in December 2024. The 10-year breakeven inflation rate was 2.38% in March 2025 versus 2.34% in December 2024.
Labor Markets

Average payrolls growth rose an average of 152,000 jobs per month in the first quarter of 2025 versus an average of 168,000 jobs per month in 2024. The unemployment rate remained relatively unchanged since December 2024 at 4.2% in March 2025. Judged by the ratio of job openings to unemployed job seekers, which fell to 1.07 in March 2025 from 1.10 in December 2024, the labor market loosened modestly during the first quarter. Also, year-over-year growth in average hourly earnings was 3.8% in March 2025, easing from the 4.0% wage rate in December 2024.
Housing Market

Total home sales (new and existing) averaged 4.81 million units in the first quarter of 2025, only modestly lower than the average of 4.84 million in the fourth quarter of 2024. Nonetheless, home sales remain at a low level with total sales in a range of 4.5 million and 5.1 million since the beginning of 2023. Home price growth moderated further with the 12-month increase in the median resale price of an existing home at 2.7% in March 2025, which compares to 5.8% in December 2024.

The economic conditions discussed above influence our investment strategy and results. Following 100 basis points of rate cuts in the last four months of 2024, the Federal Open Market Committee (“FOMC”) has indicated that monetary policy is well positioned to wait for greater clarity on the effects of the trade, immigration, fiscal and regulatory policies of the new administration before making any further adjustments. The 30-year fixed mortgage rate fell to 6.65% at the end of the first quarter of 2025 from 6.85% at the end of 2024.
Commercial Real Estate
The commercial real estate (“CRE”) market entered 2025 with a mixed outlook, shaped by lingering 2024 challenges and new headwinds in the first quarter. Elevated interest rates and inflation had previously weighed on transaction volumes and kept capitalization rates flat. By the first quarter of 2025, inflation eased and confidence in potential FOMC rate cuts improved liquidity and sentiment, and the CRE markets began to experience a turnaround.
Given the tariff-induced volatility driven by renewed trade tensions, the turnaround has stalled. There is added uncertainty in industrial and retail sectors. Disruptions to global supply chains created short-term demand volatility, particularly for logistics and manufacturing tenants. While long-term industrial fundamentals remain sound, decision-making has slowed in trade-exposed markets. Multifamily remains resilient, supported by strong household formation and constrained supply. However, tariffs have driven up utility and material costs, pressuring operating expenses and capital expenditure budgets. The office sector continues to struggle with high vacancies and tenant downsizing, though select Class A submarkets are seeing signs of stabilization due to return-to-office trends and flight to quality.
Looking ahead to 2025, prospects of rate cuts could support modest cap rate compression and increased deal flow, though underwriting remains conservative given ongoing macro and trade-related risks. Distressed office assets may offer selective opportunities for well-capitalized investors. More broadly, the CRE sector is coming off 2-3 year lows in transaction activity as the market adjusted to higher rates, office challenges, and regional banking issues. Given the CRE sector is coming off an already depleted level and a lower baseline than the broader structured products environment, the recent uncertainty generated in today’s landscape may not be as impactful as it may have been in the past.
Factors That May Affect Our Operating Results
Acquisitions — In light certain financial challenges, including the significant losses we have incurred to date and limited sources of financing, we do not expect to be able to acquire significant new commercial mortgage assets in the near future.

Financing — We previously securitized our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate mortgage-backed securities (“MBS”) so created. The secured borrowings are structured as debt financings and not sales through a real estate mortgage investment conduit. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended, in which we issued notes primarily secured by seasoned, performing and non-performing mortgage loans primarily secured by first liens on one-to-four family residential properties. Currently there is substantial uncertainty in the securitization markets which has limited our access to financing.

Distributions — To qualify as a REIT under the Internal Revenue Code, we generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Expenses — Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the servicing agreements transferred by Gregory to Newrez pursuant to a Servicing Transfer Agreement (the “Servicing Agreements”). Additionally, our Former Manager incurred and our Manager incurs direct, out-of-pocket costs and expenses related to managing our business, which are contractually reimbursable by us. Additionally, pursuant to the Management Agreement, we also pay all of the Manager’s costs and expenses and reimburse the Manager (to the extent incurred by the Manager) on a monthly basis for the costs and expenses of providing services under the Management Agreement, including reimbursing the Manager or its affiliates, as applicable, for our allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) the Manager’s personnel serving as our chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties and includes any charges for impairments to the carrying value of these assets, which may be significant. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.

Changes in Market Interest Rates — Increases in interest rates, in general, may over time cause: (1) the value of our mortgage loan and MBS portfolio to further decline; (2) coupons on our adjustable rate mortgages (“ARMs”) and hybrid interest-only ARM (“Hybrid ARM”) mortgage loans and MBS to reset, although on a delayed basis, to higher interest rates; (3) impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms; (4) reduce the ability or desire of borrowers to refinance their loans; (5) mortgage related assets may become more illiquid during periods of interest rate volatility; (6) difficulties refinancing our securitizations and increases in the costs of our repurchase facility financings; (7) increase our financing costs as we seek to renew or replace borrowing facilities; and (8) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the accretion of our purchase discounts; (2) the value of our mortgage loan and MBS portfolio to increase; (3) coupons on our ARM and Hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (4) the interest expense associated with our borrowings to decrease; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.
Critical Accounting Policies and Use of Estimates
The Company’s significant accounting policies are described detail in Note 2 — Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in our Annual Report. As disclosed in the Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Our critical accounting policies as of March 31, 2025, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2025; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of March 31, 2025, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.
Recent Accounting Pronouncements
See Note 2 — Basis of Presentation and Significant Accounting Policies to our interim consolidated financial statements included in this quarterly report on Form 10-Q.

Results of Operations
Our net loss is primarily generated from net interest income offset by losses on mark-to-market adjustments on mortgage loans held for sale and CMBS, losses on the sale of our mortgage loans and securities, as well as servicing fee expense, management fee expense and general and administrative expenses. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows and credit quality could affect the amount of net interest income for a given period. Changes in market interest rates directly impact the borrowing cost on our repurchase lines of credit.
Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie our investments in mortgage loans, beneficial interests, CMBS and realization of losses or gains from our legacy RMBS portfolio.

	Three months ended		Variance
($ in thousands)	March 31, 2025	March 31, 2024	Year-over-Year
Revenues:
Interest income	$13,200	$15,738	$(2,538)
Interest expense	(9,386)	(14,106)	4,720
Net interest income	3,814	1,632	2,182
Net change in the allowance for credit losses	—	(4,230)	4,230
Net interest income after the net change in the allowance for credit losses	3,814	(2,598)	6,412
Fair value adjustment on mortgage loans held-for-sale, net	970	(47,307)	48,277
Other (loss)/income	(4,535)	524	(5,059)
Total revenue/(loss), net	249	(49,381)	49,630
Expenses:
Related party loan servicing fee	510	1,734	(1,224)
Related party management fee	1,445	17,459	(16,014)
Professional fees	894	705	189
Fair value adjustment on mark-to-market liabilities	—	1,353	(1,353)
Other expense	927	2,445	(1,518)
Total expense	3,776	23,696	(19,920)
Loss before income tax	(3,527)	(73,077)	69,550
Income tax (benefit)/expense	(136)	915	(1,051)
Net loss	(3,391)	(73,992)	70,601
Less: net income/(loss) attributable to the non-controlling interests	3	(14)	17
Net loss attributable to the Company	(3,394)	(73,978)	70,584
Less: dividends on preferred stock	350	341	9
Net loss attributable to common stockholders	$(3,744)	$(74,319)	$70,575

Net Interest Income before the Allowance for Credit Losses

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Net interest income before the allowance for credit losses increased by $2.2 million from the prior year period, primarily as a result of reinvesting net proceeds from sales of residential mortgage loans and RMBS into higher yielding CMBS with lower cost financing.

Allowance for Credit Losses

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
We recorded no allowance for credit losses on our loans and beneficial interests’ portfolio in the three months ended March 31, 2025, as compared to allowance of $4.2 million for the three months ended March 31, 2024.
Loans held-for-sale are not subject to accounting under Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (known as CECL), as a result in the three months ended March 31, 2024, the allowance on loans classified as held-for-sale was reversed and reclassified to the mark-to-market loss recorded during the same period. This mark-to-market loss did not re-occur in the three months ended March 31, 2025.
The interest income detail and interest expense for the three months ended March 31, 2025 and 2024, are presented in the table below ($ in thousands):

Table 1: Interest Income Detail & Interest Expense

	Three months ended March 31,		Variance
	2025	2024	Year-over-Year
Accretable yield recognized on loans	$5,356	$11,823	$(6,467)
Interest income on securities at fair value	5,098	1,619	3,479
Interest income on RMBS	402	601	(199)
Bank interest income	656	863	(207)
Accretable yield recognized on beneficial interests	1,684	736	948
Other interest income	4	96	(92)
Interest income	$13,200	$15,738	$(2,538)
Net change in the allowance for credit losses	—	(4,230)	4,230
Interest income after the net change in the allowance for credit losses	$13,200	$11,508	$1,692

Interest expense	$(9,386)	$(14,106)	$4,720

The average carrying balance of our mortgage loan portfolio decreased for the three months ended March 31, 2025, versus the comparable period in 2024, primarily due to loan sales and paydowns, as we reposition our balance sheet into investments in CMBS. Additionally, the average carrying balances of our RMBS and beneficial interests decreased for the three months ended March 31, 2025, as compared to 2024 balances, due to paydowns, sales and redemptions, partially offset by investments in CMBS.

Our interest expense decreased for the three months ended March 31, 2025, versus the comparable period in 2024, due to lower average carrying balance of secured borrowings and borrowings under repurchase transactions, primarily due to paydowns and asset sales.

The average carrying balances for our portfolio and debt are included in the table below ($ in thousands):
Table 2: Average Balances

	Three months ended March 31,		Variance
	2025	2024	Year-over-Year
Assets:
Average mortgage loan portfolio	$417,193	$898,343	$(481,150)
Average carrying value of debt securities	372,914	215,748	157,166
Average carrying value of beneficial interests	90,326	103,305	(12,979)
Liabilities:
Average carrying value of repurchase lines of credit	$367,341	$370,675	$(3,334)
Average carrying value of secured borrowings	253,654	409,093	(155,439)
Other (Loss)/Income
Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
Our other loss increased for the three months ended March 31, 2025, versus the comparable period in 2024, primarily due to loss on the sale of our legacy RMBS and mark-to-market losses on securities carried at fair value, partially offset by other miscellaneous income. The loss on sale of securities was reclassified from other comprehensive income. A breakdown of other (loss)/income is provided in the table below ($ in thousands):
Table 3: Other (Loss)/Income

	Three months ended March 31,		Variance
	2025	2024	Year-over-Year
Loss on sale of securities	$(3,037)	$—	$(3,037)
Income/(loss) on sale of mortgage loans	20	(438)	458
Mark-to-market adjustment on securities carried at fair value	(2,652)	—	(2,652)
Other income	1,134	962	172
Total other (loss)/income	$(4,535)	$524	$(5,059)
Expenses
Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
Total expenses decreased by $19.9 million for the three months ended March 31, 2025, versus the comparable period in 2024, primarily as a result of a decrease in management fee expense of $16.0 million due to the management termination fee of $15.5 million recorded in the three months ended March 31, 2024. The expenses further decreased as a result of a put option expense on our outstanding common stock warrants issued with our Series C Preferred Stock (as defined below), which were all exchanged for Common Stock during the three months ended March 31, 2024. We also incurred lower servicing fee, as well as lower other expenses as detailed in the table below ($ in thousands):

Table 4: Other Expense

	Three months ended March 31,		Variance
	2025	2024	Year-over-Year
Borrowing related expenses	$72	$162	$(90)
Employee and service provider share grants	90	253	(163)
Insurance	256	244	12
Taxes and regulatory expense	118	116	2
Directors' fees and grants	135	217	(82)
Impairment on real estate owned	23	—	23
Consulting expense	24	48	(24)
Other expense	209	1,405	(1,196)
Total other expense	$927	$2,445	$(1,518)
Mortgage Loan Portfolio
Our loan portfolio activity for the three months ended March 31, 2025 and 2024, is presented below ($ in thousands):
Table 5: Loan Portfolio Activity

	Three months ended March 31,
	2025		2024
	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$396,052	$27,788	$864,551	$55,718
Accretion recognized	4,892	—	11,823	—
Payments received on loans, net	(13,702)	(1,093)	(22,849)	(583)
Net reclassifications (to)/from mortgage loans held-for-sale, net	—	—	(411,814)	411,814
Mark-to-market on loans held-for-sale	—	970	—	(47,307)
Reclassifications to REO	(46)	(196)	(1,670)	(345)
Sale of mortgage loans	—	—	—	(50,570)
Net change in the allowance for credit losses	—	—	(1,112)	—
Other	(199)	—	(231)	(439)
Ending carrying value	$386,997	$27,469	$438,698	$368,288

Table 6: Loan Portfolio Composition
As of March 31, 2025 and December 31, 2024, our loan portfolios consisted of the following ($ in thousands):

March 31, 2025		December 31, 2024
No. of Loans	2,575	No. of Loans	2,625
Total UPB(1)	$443,743	Total UPB(1)	$454,893
Interest-Bearing Balance	$402,303	Interest-Bearing Balance	$413,131
Deferred Balance(2)	$41,440	Deferred Balance(2)	$41,763
Market Value of Collateral	$1,150,581	Market Value of Collateral	$1,160,673
Current Purchase Price/Total UPB	80.0%	Current Purchase Price/Total UPB	80.0%
Current Purchase Price/Market Value of Collateral	37.1%	Current Purchase Price/Market Value of Collateral	37.4%
Weighted Average Coupon	4.5%	Weighted Average Coupon	4.5%
Weighted Average LTV(3)	47.3%	Weighted Average LTV(3)	48.2%
Weighted Average Remaining Term (months)	269	Weighted Average Remaining Term (months)	270

(1)At March 31, 2025 and December 31, 2024, our loan portfolio consists of fixed rate (62.6% of unpaid principal balance (“UPB”)), ARM (7.1% of UPB) and Hybrid ARM (30.3% of UPB); and fixed rate (62.6% of UPB), ARM (7.3% of UPB) and Hybrid ARM (30.1% of UPB), respectively.
(2)Represents amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)UPB as of March 31, 2025 and December 31, 2024, divided by market value of collateral and weighted by the UPB of the loan.
Table 7: Portfolio Characteristics
The following tables present certain characteristics about our mortgage loans by year of origination as of March 31, 2025 and December 31, 2024, respectively ($ in thousands):
Portfolio at March 31, 2025:

	Years of Origination(1)
	After 2008	2006 – 2008	2005 and prior
Number of loans	297	1,462	816
UPB	$50,728	$293,789	$99,226
Percent of mortgage loan portfolio by year of origination	11.4%	66.2%	22.4%
Loan Attributes:
Weighted average loan age (months)	161.0	218.3	257.3
Weighted average loan-to-value	45.9%	50.0%	39.9%
Delinquency Performance:
Current	78.3%	81.6%	80.3%
30 days delinquent	6.2%	9.4%	8.1%
60 days delinquent	2.8%	2.0%	3.4%
90+ days delinquent	4.3%	2.8%	3.2%
Foreclosure	8.4%	4.2%	5.0%

(1) Includes 249 loans that were classified from mortgage loans held-for investment, net to mortgage loans held-for-sale, net with a total UPB of $37.1 million and a carrying value of $27.5 million.

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

(1)Includes 249 loans that were classified from mortgage loans held-for investment, net to mortgage loans held-for-sale, net with a total UPB of $38.7 million and a carrying value of $27.8 million.
Table 8: Loans by State
The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof at March 31, 2025 and December 31, 2024 ($ in thousands):

March 31, 2025						December 31, 2024
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	429	124,705	28.1%	$325,430	28.3%	CA	433	$127,133	27.9%	$325,507	28.0%
FL	336	53,556	12.1%	152,936	13.3%	FL	346	55,550	12.2%	157,625	13.6%
TX	162	13,179	3.0%	43,762	3.8%	TX	165	13,487	3.0%	44,561	3.8%
GA	143	15,014	3.4%	44,405	3.9%	GA	144	15,227	3.3%	44,549	3.8%
NY	140	40,114	9.0%	100,103	8.7%	NY	144	41,757	9.2%	101,167	8.7%
NJ	134	26,826	6.0%	63,627	5.5%	NJ	136	27,374	6.0%	63,381	5.5%
MD	114	24,629	5.6%	45,693	4.0%	MD	115	25,083	5.5%	45,794	3.9%
IL	103	16,228	3.7%	31,815	2.8%	IL	105	16,741	3.7%	32,072	2.8%
NC	95	11,046	2.5%	31,257	2.7%	NC	100	11,567	2.5%	32,913	2.8%
VA	86	17,055	3.8%	38,053	3.3%	VA	86	17,108	3.8%	37,916	3.3%
Other	833	101,391	22.8%	273,500	23.7%	Other	851	103,866	22.9%	275,188	23.8%
	2,575	443,743	100.0%	$1,150,581	100.0%		2,625	$454,893	100.0%	$1,160,673	100.0%

Liquidity and Capital Resources
Our primary sources of funds are cash provided by net interest income, sales and repayments of our investments, debt financing sources, including secured borrowings and repurchase lines of credit, and the issuance of equity securities when feasible and appropriate. Our total cash and cash equivalents at March 31, 2025 was $97.4 million.
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

During the quarter ended March 31, 2025, we issued 2,084,232 shares of 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (the “Series C Preferred Stock”), with 400,000 of such shares of Series C Preferred Stock sold to certain affiliates of the Manager at the public offering price of $25.00 per share. Total net proceeds to the Company from the issuance of the Series C Preferred stock were $50.8 million, after deducting underwriting discounts and offering expenses.
Our primary uses of funds are the payment of interest, management and servicing fee and other operating expenses, repayment of borrowings and payment of dividends on our Common Stock and Series C Preferred Stock. We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Internal Revenue Code. A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our Common Stock.
Currently, our primary sources of financing are repurchase lines of credit and secured borrowings. As of March 31, 2025, our RMBS and CMBS portfolios had outstanding financing on repurchase lines of credit of $345 million which generally have 90-day terms and are subject to margin calls. Under secured borrowings agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our judgment) change in interest rates.
Our mortgage loan portfolio is primarily financed through secured borrowings. Under our secured borrowings, we sell mortgage loans to a special purpose entity which then issues senior and subordinated notes secured by the mortgage loans. The notes are generally fixed rate and are non-recourse. The senior notes are subject to varying call provisions that we control. We hold the non-rated subordinate classes in all of our secured borrowings.
We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets. We do, however, have debt covenants related to our various borrowing arrangements that have minimum liquidity and tangible net worth requirements, as well as maximum leverage ratio requirements. Generally, we are required to maintain minimum levels of Liquidity (as defined in the indenture governing our senior unsecured notes due 2027 (“2027 Notes”)) (in cash and cash equivalents) and tangible net worth of $30.0 million and $240.0 million, respectively. Similarly, our Consolidated Recourse Indebtedness to our Stockholders’ Equity ratio (as defined in the indenture governing the 2027 Notes) cannot exceed 4.0 to 1.0, excluding our secured borrowings.
See Note 9 — Debt to the consolidated financial statements included in this report, for additional details on our financing arrangements.
Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above. Our Manager has extensive long-term relationships with investment banks, brokerage firms and commercial banks, which we believe enhance our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.
Our ability to fund our operations, meet financial obligations and finance acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.

With respect to the next 12 months, we expect that our cash on hand, combined with our cash flow provided by our investments and our ability to roll our repurchase lines of credit will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls, and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. We have a significant number of near-term maturities, which we expect to be able to refinance. If we cannot repay or refinance our debt on favorable terms, we will need to seek out other sources of liquidity. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from secured financing agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.
Cash Flows
The following table summarizes changes to our cash and cash equivalents for the periods presented:

	Three months ended		Variance
($ in thousands)	March 31, 2025	March 31, 2024	Year-over-Year
Net cash used in operating activities	$(1,605)	$(8,226)	$6,621
Net cash (used in)/provided by investing activities	(16,049)	92,693	(108,742)
Net cash provided by/(used in) financing activities	50,841	(37,247)	88,088
Net Change in Cash and Cash Equivalents	33,187	47,220	(14,033)
Cash and Cash Equivalents, Beginning of Period	64,252	52,834	11,418
Cash and Cash Equivalents, End of Period	$97,439	$100,054	$(2,615)
Operating Activities
Net cash used in operating activities decreased by $6.6 million in the three months ended March 31, 2025, as compared to cash used in the three months ended March 31, 2024, primarily driven by lower interest expense and lower other expenses.
Investing Activities
Net cash from investing activities decreased by $108.7 million in the three months ended March 31, 2025, as compared to cash flow generated in the three months ended March 31, 2024, primarily due to increased purchases of investments in CMBS and equity method investments.
Financing Activities
Net cash from financing activities increased by $88.1 million in the three months ended March 31, 2025, as compared to cash used in the three months ended March 31, 2024, primarily due to issuance of our Series C Preferred Stock in the first quarter of 2025 and changes in net cash flows on repurchase transactions.
For additional details on our cash flows for the periods presented, refer to the consolidated statements of cash flows.
Dividends
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.
We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared in the three months ended March 31, 2025, were $2.8 million on Common Stock, and in the same period the Company accrued $350.0 thousand on Series C Preferred Stock dividend.

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
Summary of Issuer and Guarantor Financial Statements
Under the indenture governing the 2027 Notes, a subsidiary guarantor’s guarantee will terminate upon: (i) the sale, exchange, disposition or other transfer (including by way of consolidation) of the subsidiary guarantor or the sale or disposition of all or substantially all the assets of the subsidiary guarantor otherwise permitted by the indenture, (ii) satisfaction of the requirements for legal or covenant defeasance or discharge of the 2027 Notes, or (iii) no default or event of default has occurred and is continuing under the indenture.
The following table presents summarized financial information for the guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor ($ in thousands):

	March 31, 2025	December 31, 2024
Total Assets	$298,902	$505,465

Borrowings under repurchase transactions	65,649	291,140
Convertible senior notes and notes payable, net	107,862	107,647
Other liabilities	14,208	15,986
Total liabilities	187,719	414,773

Total equity (deficit)	111,183	90,692
Total Liabilities and Equity	$298,902	$505,465

	Three months ended
	December 31, 2024	December 31, 2024
Total loss on revenue, net	$(4,650)	$(6,744)

Management fees and loan servicing fees	1,444	17,163
Other expenses	890	4,065
Loss attributable to the Company	(6,984)	(27,972)
Less: dividends on preferred stock	350	341
Net loss attributable to common stockholders	$(7,334)	$(28,313)

The total equity of the guarantors increased $20.5 million at March 31, 2025, compared to December 31, 2024.
Off-Balance Sheet Arrangements
Other than our investments in RMBS and beneficial interests issued by joint ventures, our investment in a certain equity REIT and our investment in our Former Manager, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Obligations
For 2025, our contractual obligations include secured borrowings, borrowings under repurchase transactions and our 2027 Notes. For additional information on our borrowing obligations, please see “Note 9 — Debt” in our consolidated financial statements included in this quarterly report.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and their effect on the information generated for use in this Form 10-Q. This type of evaluation will be performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary. Our intent is to maintain the disclosure controls and procedures as dynamic systems that change as conditions warrant.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are or may become, from time to time, involved in various disputes, litigation and regulatory inquiry and investigation matters that arise in the ordinary course of business. Given the inherent unpredictability of these types of proceedings, it is possible that future adverse outcomes could have a material adverse effect on our business, financial position or results of operations.

We are, from time to time, subject to inquiries by government entities. We do not currently believe any of these inquiries would result in a material adverse effect on our business.

Item 1A. Risk Factors

For the three months ended March 31, 2025, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Annual Report. You should carefully consider those risks described, the information included under the caption “Cautionary Statement Regarding Forward-Looking Statements” and the other information included in this quarterly report. Our business, financial condition or results of operations could be adversely affected by any of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Articles Supplementary, dated March 3, 2025 classifying and designating the Company’s 9.875% Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-A filed on March 3, 2025 (File No.:001-36844)).

3.2
First Amendment to the Agreement of Limited Partnership of Great Ajax Operating Partnership L.P. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 4, 2025 (File No.:001-36844)).

3.3	Third Amended and Restated Bylaws of Rithm Property Trust Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2025 (File No.:001-36844)).
4.1
Form of certificate representing the 9.875% Fixed-to-Floating Rate Series C Cumulative Redeemable Preferred Stock of Rithm Property Trust Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 3, 2025 (File No.:001-36844)).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(1)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
(1) This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITHM PROPERTY TRUST INC.
(Registrant)
Date: May 2, 2025	By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer (Principal Financial Officer)