Form 10-Q
period 2025-06-30
Rithm Property Trust Inc.
filed 2025-07-31
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

As of July 28, 2025, 45,420,752 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the performance of our investments, expected results, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on potentially accretive opportunities, our investment strategy and our reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.
Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 18, 2025 (“Annual Report”). These risks include, among others:
•changes to our business strategy to invest in commercial mortgage backed securities (“CMBS”) and commercial mortgage loans as a result of the Strategic Transaction (as defined below), and the risk that we may not successfully execute the new strategy;
•Rithm Capital Corp.’s and its subsidiaries’ (collectively, “Rithm”) ability to effectively conduct our investment activities;
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
•the leverage we use in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable;
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Interim Financial Statements
RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$98,629	$64,252
Mortgage loans held-for-sale, net	27,588	27,788
Mortgage loans held-for-investment, net(1)	378,894	396,052
Commercial mortgage-backed securities, at fair value(2)	275,204	246,614
Residential mortgage-backed securities(3)	184,065	197,916
Other investments(4)	39,154	30,454
Other assets	10,839	14,263
Total Assets	$1,014,373	$977,339
Liabilities and Equity
Liabilities
Secured bonds payable, net	$241,764	$258,353
Repurchase financing agreements	362,502	356,565
Unsecured notes, net	108,077	107,647
Accrued expenses and other liabilities	7,441	8,006
Total Liabilities	719,784	730,571
Commitments and Contingencies – see Note 8
Stockholders’ Equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, 2,084,232 and 0 shares issued and outstanding, $52,106 and $— aggregate liquidation preference, respectively	50,785	—
Common Stock $0.01 par value, 125,000,000 shares authorized, 47,085,117 shares issued and 45,420,752 shares outstanding	471	471
Additional paid-in capital	425,052	425,039
Treasury stock	(11,594)	(11,594)
Accumulated deficit	(166,623)	(158,003)
Accumulated other comprehensive loss	(3,352)	(8,991)
Stockholders’ Equity in Rithm Property Trust Inc.	294,739	246,922
Noncontrolling interests	(150)	(154)
Total Stockholders’ Equity	294,589	246,768
Total Liabilities and Equity	$1,014,373	$977,339

(1)Mortgage loans held-for-investment, net includes $377.6 million and $394.6 million of loans at June 30, 2025 and December 31, 2024, respectively, transferred to securitization trusts. These loans can only be used to settle obligations of the trusts. Secured bonds payable, net consist of notes issued by the trusts that can only be settled with the assets and cash flows of the specific trust. The creditors do not have recourse to Rithm Property Trust Inc. See Note 9 — Debt. Mortgage loans held-for-investment, net are net of an allowance of zero at June 30, 2025 and December 31, 2024.
(2)Commercial mortgage-backed securities (“CMBS”) had amortized cost of $274.6 million and $245.5 million, at June 30, 2025 and December 31, 2024, respectively.
(3)Includes residential mortgage-backed securities (“RMBS”) available-for-sale (“AFS”), at fair value of $49.1 million and $62.2 million, which had amortized cost of $50.1 million and $68.2 million, at June 30, 2025 and December 31, 2024, respectively. RMBS investments in beneficial interests are net of an allowance of $9.1 million at June 30, 2025 and December 31, 2024.
(4)Includes investments at fair value of $21.6 million and $29.9 million, at June 30, 2025 and December 31, 2024, respectively.

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
($ in thousands except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Interest Income
Interest income	$13,636	$11,915	$26,836	$27,653
Interest expense	(9,423)	(11,567)	(18,809)	(25,673)
Net interest income	4,213	348	8,027	1,980

Expenses
Related party loan servicing fee	493	1,324	1,003	3,058
Related party management fee	1,603	2,173	3,047	19,632
Professional fees	854	855	1,749	1,560
General and administrative	1,011	4,633	1,915	6,683
Total expense	3,961	8,985	7,714	30,933

Other Income (Loss)
Net change in the allowance for credit losses	—	—	—	(4,230)
Unrealized gain (loss) on mortgage loans held-for-sale, net	2,519	(6,488)	3,488	(53,795)
Fair value adjustment on mark-to-market liabilities	—	4,430	—	3,077
Other loss	(846)	(2,938)	(5,403)	(2,809)
Total other income (loss)	1,673	(4,996)	(1,915)	(57,757)

Income (Loss) Before Income Taxes	1,925	(13,633)	(1,602)	(86,710)
Income tax expense (benefit)	26	(772)	(109)	143
Net Income (Loss)	1,899	(12,861)	(1,493)	(86,853)
Net income (loss) attributable to the noncontrolling interests	1	(119)	4	(133)
Net Income (Loss) Attributable to Rithm Property Trust Inc.	1,898	(12,742)	(1,497)	(86,720)
Dividends on Preferred Stock	1,286	—	1,636	341
Net Income (Loss) Attributable to Common Stockholders	$612	$(12,742)	$(3,133)	$(87,061)

Net Income (Loss) per Share of Common Stock
Basic	$0.01	$(0.32)	$(0.07)	$(2.47)
Diluted	$0.01	$(0.32)	$(0.07)	$(2.47)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	45,418,752	39,344,128	45,416,901	35,021,845
Diluted	45,420,364	39,344,128	45,416,901	35,021,845

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Consolidated net income (loss) attributable to common stockholders	$612	$(12,742)	$(3,133)	$(87,061)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	640	(1,807)	5,064	(1,433)
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	141	770	575	1,565
Comprehensive Income (Loss)	$1,393	$(13,779)	$2,506	$(86,929)

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands, except per share data)	Preferred Stock - Series C Shares	Preferred Stock - Series C Amount	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling interest	Total Stockholders’ Equity
March 31, 2025	2,084,232	$50,785	45,420,752	$471	$(11,594)	$425,052	$(164,510)	$(4,133)	$296,071	$(151)	$295,920
Net income	—	—	—	—	—	—	1,898	—	1,898	1	1,899
Common dividend declared ($0.06 per share)	—	—	—	—	—	—	(2,725)	—	(2,725)	—	(2,725)
Preferred dividend accrued	—	—	—	—	—	—	(1,286)	—	(1,286)	—	(1,286)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	640	640	—	640
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	141	141	—	141
June 30, 2025	2,084,232	$50,785	45,420,752	$471	$(11,594)	$425,052	$(166,623)	$(3,352)	$294,739	$(150)	$294,589

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(Unaudited)

($ in thousands, except per share data)	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling interest	Total Stockholders’ Equity
March 31, 2024	36,992,019	$380	$(9,557)	$408,732	$(132,400)	$(12,858)	$254,297	$1,939	$256,236
Net loss	—	—	—	—	(12,742)	—	(12,742)	(119)	(12,861)
Sale of shares	2,874,744	29	—	14,000	—	—	14,029	—	14,029
Exchange of preferred shares and warrants	2,581,694	25	—	24	—	—	49	—	49
Stock-based management termination fee expense	3,174,645	32	—	(32)	—	—	—	—	—
Stock-based compensation expense	(17,553)	—	—	1,175	—	—	1,175	—	1,175
Dividends declared ($0.06 per share) and distributions	—	—	—	—	(2,219)	—	(2,219)	(891)	(3,110)
Unrealized losses on available-for-sale securities	—	—	—	—	—	(1,807)	(1,807)	—	(1,807)
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	770	770	—	770
June 30, 2024	45,605,549	$466	$(9,557)	$423,899	$(147,361)	$(13,895)	$253,552	$929	$254,481

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(Unaudited)

($ in thousands, except per share data)	Preferred Stock - Series C Shares	Preferred Stock - Series C Amount	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling interest	Total Stockholders’ Equity
December 31, 2024	—	$—	45,420,752	$471	$(11,594)	$425,039	$(158,003)	$(8,991)	$246,922	$(154)	$246,768
Net loss	—	—	—	—	—	—	(1,497)	—	(1,497)	4	(1,493)
Issuance of Series C Preferred Stock	2,084,232	50,785	—	—	—	—	—	—	50,785	—	50,785
Stock-based compensation expense	—	—	—	—	—	13	—	—	13	—	13
Stock-based management fee to Manager	—	—	—	—	—	—	—	—	—	—	—
Common dividend declared ($0.12 per share)	—	—	—	—	—	—	(5,487)	—	(5,487)	—	(5,487)
Preferred dividend accrued	—	—	—	—	—	—	(1,636)	—	(1,636)	—	(1,636)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	5,064	5,064	—	5,064
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	575	575	—	575
June 30, 2025	2,084,232	$50,785	45,420,752	$471	$(11,594)	$425,052	$(166,623)	$(3,352)	$294,739	$(150)	$294,589

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(Unaudited)

($ in thousands, except per share data)	Preferred Stock - Series A Shares	Preferred Stock - Series A Amount	Preferred Stock - Series B Shares	Preferred Stock - Series B Amount	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling interest	Total Stockholders’ Equity
December 31, 2023	424,949	$9,411	1,135,590	$25,143	27,460,161	$285	$(9,557)	$352,060	$(54,382)	$(14,027)	$308,933	$1,962	$310,895
Net loss	—	—	—	—	—	—	—	—	(86,720)	—	(86,720)	(133)	(86,853)
Sale of shares	—	—	—	—	2,874,744	29	—	14,000	—	—	14,029	—	14,029
Exchange of preferred shares and warrants	(424,949)	(9,411)	(1,135,590)	(25,143)	12,046,218	120	—	40,919	(341)	—	6,144	—	6,144
Stock-based management termination fee expense	—	—	—	—	3,174,645	32	—	15,474	—	—	15,506	—	15,506
Stock-based compensation expense	—	—	—	—	49,781	—	—	1,446	—	—	1,446	—	1,446
Dividends declared ($0.16 per share) and distributions	—	—	—	—	—	—	—	—	(5,918)	—	(5,918)	(900)	(6,818)
Unrealized losses on available-for-sale securities			—	—	—	—	—	—	—	(1,433)	(1,433)	—	(1,433)
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	1,565	1,565	—	1,565
June 30, 2024	—	$—	—	$—	45,605,549	$466	$(9,557)	$423,899	$(147,361)	$(13,895)	$253,552	$929	$254,481

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
($ in thousands)	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net loss	$(1,493)	$(86,853)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based management termination fee and compensation expense	13	16,952
Mark-to-market on mortgage loans held-for-sale, net	(3,488)	53,795
Mark-to-market adjustment on securities carried at fair value	4,771	—
Discount accretion on mortgage loans	(471)	(2,367)
Interest and discount accretion on investment in debt securities	(569)	(2,745)
Discount accretion on investments in beneficial interests	(3,084)	(1,479)
(Gain) loss on sale of mortgage loans	(100)	2,971
Loss on sale of real estate owned properties	(355)	(454)
Gain on sale of residential mortgage-backed securities	3,037	—
Impairment of real estate owned	171	516
Credit loss expense on mortgage loans and beneficial interests	—	53
Net increase in the net present value of expected credit losses	—	4,230
Amortization of debt discount and prepaid financing costs	775	4,615
Undistributed (gain) loss from investment in affiliates	(550)	453
Fair value adjustment on mark-to-market liabilities	—	(3,077)
Net change in operating assets and liabilities:
Other assets	1,913	25,911
Accrued expenses and other liabilities	(2,200)	(4,502)
Net cash (used in) provided by operating activities	(1,630)	8,019
Cash Flows from Investing Activities
Principal paydowns on mortgage loans	19,371	27,928
Proceeds from sale of mortgage loans	1,758	311,279
Purchase of commercial mortgage-backed securities, at fair value	(49,075)	—
Principal and interest collection on residential mortgage-backed securities, available-for-sale and beneficial interests	25,121	31,357
Proceeds from sales of residential mortgage-backed securities, available-for-sale	14,341	—
Principal and interest collection on debt securities, held-to-maturity	—	8,307
Paydown on a credit risk transfer instrument	5,527	—
Proceeds from sale of real estate owned, held-for-sale	1,164	1,456
Investment in equity method investments	(17,500)	—
Distribution from affiliates	999	2,776
Net cash provided by investing activities	1,706	383,103
Cash Flows from Financing Activities
Proceeds from issuance of Series C Preferred Stock	50,785	—
Net change in repurchase financing agreements	5,937	(129,248)
Repayments on secured bonds payable	(16,934)	(136,204)
Redemption of senior convertible notes	—	(103,516)
Payment of transaction costs	—	(10,144)

	Six months ended
($ in thousands)	June 30, 2025	June 30, 2024
Sale of Common Stock, net of offering costs	—	14,000
Distribution to noncontrolling interests	—	(900)
Dividends paid on Common Stock and Preferred Stock	(5,487)	(5,918)
Net cash provided by (used in) financing activities	34,301	(371,930)
Net Change in Cash and Cash Equivalents	34,377	19,192
Cash and Cash Equivalents, Beginning of Period	64,252	52,834
Cash and Cash Equivalents, End of Period(1)	$98,629	$72,026

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$18,142	$20,096
Cash paid for income taxes	310	97

Supplemental Disclosure of Noncash Investing and Financing Activities:
Net transfer of loans from mortgage held-for-investment, net to mortgage loans held-for-sale, net	$—	$428,029
Preferred Stock and warrants redeemed for Common Stock	—	58,031
Conversion of 2020 Warrants for common shares	—	18,677
Common stock settled for management fee and compensation expense	—	16,952
Issuance of 2024 Warrants	—	2,734
Net transfer of loans to property held-for-sale	92	2,041
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	575	1,565
Other non-cash loan charges	—	671

(1)The Company held no restricted cash as of June 30, 2025 and June 30, 2024.

See notes to consolidated financial statements.

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

On June 11, 2024, the Company completed a strategic transaction with Rithm Capital Corp. (together with its subsidiaries, “Rithm” and such transactions together, the “Strategic Transaction”). The Strategic Transaction included (i) the entry into a Securities Purchase Agreement, dated as of February 26, 2024, by and among the Company, the Operating Partnership (as defined herein), Thetis Asset Management LLC (the “Former Manager”) and Rithm (the “SPA”), which provided for, among other things, the sale of $14.0 million of the Company’s common stock, par value $0.01 (“Common Stock”), at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company’s Common Stock on the New York Stock Exchange as of the date of the SPA and (ii) upon the approval of our stockholders on May 20, 2024, the entry into a new Management Agreement, dated as of June 11, 2024, (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024 (the “Amendment”), and as may be further amended, modified or supplemented from time to time, the “Management Agreement”), by and between RCM GA Manager LLC (“RCM GA” or the “Manager”) and the Company, under which, RCM GA became our new external manager. Additionally, on February 26, 2024, the Company entered into a term loan with a subsidiary of Rithm (the “Credit Agreement”), which has since terminated. Pursuant to the SPA, the entry into the Credit Agreement was accompanied by the entry into a Warrant Agreement, dated as of April 23, 2024, by and between the Company and Equiniti Trust Company, pursuant to which the Company would issue up to 6.5 million warrants, which amount was conditioned on certain terms, to purchase shares at an exercise price of $5.36 per share (the “2024 Warrants”). Pursuant to the terms of the SPA, the Company ultimately issued 2024 Warrants to Rithm to purchase 3.3 million shares. See Note 8 for additional details. In connection with the Strategic Transaction, on February 26, 2024, the Company issued a termination notice to its Former Manager, and, on June 11, 2024, the Company terminated its existing management contract with the Former Manager in exchange for approximately 3.2 million shares of Common Stock and $0.6 million in cash. For a full description of the components of the Strategic Transaction, see the Company’s Definitive Proxy Statement filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on April 10, 2024. In addition, in connection with the Strategic Transaction, the Company changed its principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003. On December 2, 2024, the Company rebranded and changed its name to Rithm Property Trust Inc. from Great Ajax Corp.
On October 18, 2024, the Company’s board of directors (“Board of Directors”) approved, and the Company and the Manager entered into the Amendment to provide that the base management fee and the incentive fee shall be payable in cash or, at the election of the Manager, in shares of Common Stock of the Company, subject to the terms and conditions of the Amendment.

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

The Operating Partnership, through interests in certain entities, as of June 30, 2025 and 2024, held 99.9% of Great Ajax II REIT Inc. (“Great Ajax II REIT”), which owns Great Ajax II Depositor LLC (“Great Ajax II Depositor”), which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of June 30, 2025 and 2024, the Operating Partnership wholly owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.

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
The Company consolidates the results and balances of two subsidiaries with noncontrolling ownership interests held by third parties. The Company previously owned a 53.1% interest in AS Ajax E LLC II. The Company received a liquidating distribution from AS Ajax E LLC II in June 2024, and its investment has been terminated. Ajax Mortgage Loan Trust 2017-D (“2017-D”) is a securitization trust that holds mortgage loans, REO property and secured bonds payable; 2017-D is 50.0% owned by the Company as of June 30, 2025 and December 31, 2024. Great Ajax II REIT wholly owns Great Ajax II Depositor, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and certain additional trusts the Company may form for additional secured bonds payable and is 99.9% owned by the Company as of June 30, 2025 and December 31, 2024. The Company recognizes noncontrolling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.
Reclassifications — In the second quarter of 2025, the Company made the following reclassifications:
Consolidated balance sheets: (i) reclassified its investments in RMBS AFS, at fair value, investments in securities, held-to-maturity (“HTM”), and investments in beneficial interests, net into a broader category of RMBS investments; (ii) reclassified other investments, at fair value and equity investments in affiliates into a broader category of other investments; (iii) renamed secured borrowings, net to secured bonds payable, net; (iv) renamed borrowings under repurchase transactions to repurchase financing agreements; and (v) renamed notes payable, net to unsecured notes, net.
Consolidated statements of operations: included under total income (loss) caption the following line items: net change in the allowance for credit losses, fair value adjustment on mortgage loans held-for-sale, net, impairment on REO, and fair value adjustment on mark-to-market liabilities.
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

Use of Estimates — The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in preparation of the consolidated financial statements are reasonable. The most critical estimates include those related to the estimated cash flows on its mortgage loans held-for-investment and investments in beneficial interests and fair value measurements of the Company’s instruments, including CMBS and RMBS AFS. Actual results could differ from those estimates, and such differences could be material.
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
The Residential segment is focused on managing its portfolio of residential mortgage assets, including whole mortgage loans, RMBS and beneficial interests. The Commercial segment is focused on acquiring and managing portfolios of CMBS, commercial mortgage loans and other CRE investments. Activities that are not directly attributable, or not allocated to any of the reportable segments, are reported under corporate (“Corporate”) as a reconciling item to the Company’s consolidated financial statements.
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
Recently Adopted Accounting Standards — No changes to GAAP that went into effect in the three months ended June 30, 2025, had a material effect on the Company’s consolidated financial statements.
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
This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements upon adoption.
Note 3 - Segment Reporting
As noted above, prior to the first quarter of 2025, the Company had only one reportable operating segment. Beginning with the first quarter of 2025, and as of June 30, 2025, the Company had two reportable operating segments: Residential and Commercial. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under Corporate as a reconciling item to the Company’s consolidated financial statements. The activities within Corporate primarily consist of general and administrative expenses, corporate cash, related interest income, and interest expense on corporate debt, which included the 2027 Notes (as defined below) and, prior to their settlement in 2024, the 2024 Notes (as defined below). See Note 2 for additional details on the Company’s segments.
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

The following tables summarize segment financial information and financial information for the Corporate category, as applicable:

	Three months ended June 30, 2025
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$7,909	$4,485	$1,242	$13,636
Interest expense	(3,630)	(2,946)	(2,847)	(9,423)
Net interest income (expense)	4,279	1,539	(1,605)	4,213

Related party loan servicing fee	493	—	—	493
Related party management fee	—	—	1,603	1,603
Professional fees	—	9	845	854
General and administrative	86	43	882	1,011
Total expense	579	52	3,330	3,961

Net change in the allowance for credit losses	—	—	—	—
Unrealized gain on mortgage loans held-for-sale, net	2,519	—	—	2,519
Other gain (loss)	216	(1,062)	—	(846)
Total other gain (loss)	2,735	(1,062)	—	1,673

Income (loss) before provision for income taxes	6,435	425	(4,935)	1,925
Income tax expense (benefit)	(33)	—	59	26
Net Income (Loss)	$6,468	$425	$(4,994)	$1,899

	Three months ended June 30, 2024
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$10,987	$—	$928	$11,915
Interest expense	(3,006)	—	(8,561)	(11,567)
Net interest income (expense)	7,981	—	(7,633)	348

Related party loan servicing fee	1,324	—	—	1,324
Related party management fee	—	—	2,173	2,173
Professional fees	—	—	855	855
General and administrative	—	—	4,633	4,633
Total expense	1,324	—	7,661	8,985

Net change in the allowance for credit losses	—	—	—	—
Unrealized loss on mortgage loans held-for-sale, net	(6,488)	—	—	(6,488)
Fair value adjustment on mark-to-market liabilities	—	—	4,430	4,430
Other loss	(222)	(107)	(2,609)	(2,938)
Total other gain (loss)	(6,710)	(107)	1,821	(4,996)

Loss before provision for income taxes	(53)	(107)	(13,473)	(13,633)
Income tax benefit	—	—	(772)	(772)
Net Loss	$(53)	$(107)	$(12,701)	$(12,861)

	Six months ended June 30, 2025
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$16,371	$8,567	$1,898	$26,836
Interest expense	(7,284)	(4,777)	(6,748)	(18,809)
Net interest income (expense)	9,087	3,790	(4,850)	8,027

Related party loan servicing fee	1,003	—	—	1,003
Related party management fee	—	—	3,047	3,047
Professional fees	—	14	1,735	1,749
General and administrative	93	43	1,779	1,915
Total expense	1,096	57	6,561	7,714

Net change in the allowance for credit losses	—	—	—	—
Unrealized gain on mortgage loans held-for-sale, net	3,488	—	—	3,488
Other loss	(1,965)	(3,034)	(404)	(5,403)
Total other gain (loss)	1,523	(3,034)	(404)	(1,915)

Income (loss) before provision for income taxes	9,514	699	(11,815)	(1,602)
Income tax expense (benefit)	(171)	—	62	(109)
Net Income (Loss)	$9,685	$699	$(11,877)	$(1,493)

	Six months ended June 30, 2024
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$25,517	$—	$2,136	$27,653
Interest expense	(7,538)	—	(18,135)	(25,673)
Net interest income (expense)	17,979	—	(15,999)	1,980

Related party loan servicing fee	3,058	—	—	3,058
Related party management fee	—	—	19,632	19,632
Professional fees	—	—	1,560	1,560
General and administrative	—	—	6,683	6,683
Total expense	3,058	—	27,875	30,933

Net change in the allowance for credit losses	(4,230)	—	—	(4,230)
Unrealized loss on mortgage loans held-for-sale, net	(53,795)	—	—	(53,795)
Fair value adjustment on mark-to-market liabilities	—	—	3,077	3,077
Other gain (loss)	(3,184)	(132)	507	(2,809)
Total other gain (loss)	(61,209)	(132)	3,584	(57,757)

Loss before provision for income taxes	(46,288)	(132)	(40,290)	(86,710)
Income tax expense	—	—	143	143
Net Loss	$(46,288)	$(132)	$(40,433)	$(86,853)

($ in thousands)	Residential	Commercial	Corporate Category	Total
As of June 30, 2025
Total assets	$598,126	$314,360	$101,887	$1,014,373
Equity method investments	—	17,590	—	17,590
As of December 31, 2024
Total assets	$631,324	$276,530	$69,485	$977,339
Equity method investments	—	—	538	538
Note 4 — Mortgage Loans
The activity in and the balances of the Company’s mortgage loan portfolio are presented in the tables below:

	For three months ended June 30,
	2025		2024
($ in thousands)	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$386,997	$27,469	$438,698	$368,288
Accretion recognized	4,562	—	8,227	—
Payments received on loans, net	(12,618)	(745)	(16,768)	(5,467)
Net reclassifications (to) from mortgage loans held-for-sale, net	—	—	(16,215)	16,215
Unrealized gain (loss) on mortgage loans held-for-sale, net	—	2,519	—	(6,488)
Reclassifications to REO	(46)	—	(26)	—
Sale of mortgage loans	—	(1,658)	—	(263,679)
Net change in the allowance for credit losses	—	—	—	—
Other	(1)	3	—	(1)
Ending Carrying Value	$378,894	$27,588	$413,916	$108,868

	For six months ended June 30,
	2025		2024
($ in thousands)	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$396,052	$27,788	$864,551	$55,718
Accretion recognized	9,454	—	20,050	—
Payments received on loans, net	(26,320)	(1,838)	(39,617)	(6,050)
Net reclassifications (to) from mortgage loans held-for-sale, net	—	—	(428,029)	428,029
Unrealized gain (loss) on mortgage loans held-for-sale, net	—	3,489	—	(53,795)
Reclassifications to REO	(92)	(196)	(1,696)	(345)
Sale of mortgage loans	—	(1,658)	—	(314,249)
Net change in the allowance for credit losses	—	—	(1,112)	—
Other	(200)	3	(231)	(440)
Ending Carrying Value	$378,894	$27,588	$413,916	$108,868

Effective June 30, 2024, all residential loans held at the Operating Partnership are designated as held-for-sale and accordingly no longer subject to ASU 2016-13, Financial Instruments - Credit Losses (known as “CECL”). These loans are measured at the lower of amortized cost or fair value on an aggregated basis for assets with similar risk characteristics. Conversely, all loans held at Great Ajax II REIT continue to be classified as held-for-investment and remain subject to CECL. Beginning with the quarter ended September 30, 2024, and in connection with the change in the Company’s strategy, the Company determined a legal entity approach was appropriate with the remaining loans held-for-investment based on the relatively homogeneous characteristics of the loans in each entity. Accordingly, the Company uses the following five pools:

1.Ajax Mortgage Trust 2019-D (“2019-D”);
2.Ajax Mortgage Trust 2019-F (“2019-F”);
3.Ajax Mortgage Trust 2020-B (“2020-B”);
4.Ajax Mortgage Trust 2021-A (“2021-A”); and
5. 18-1 LLC.

The following table presents information regarding the year of origination of the Company’s mortgage loan portfolio by basis:

	June 30, 2025
Mortgage loans, net	2025	2024	2023	2022	2021	2020	2019-2010	2009-2007	2006 and prior	Total
	($ in thousands)
2019-D	$—	$—	$—	$—	$—	$—	$2,272	$50,232	$35,740	$88,244
2019-F	—	—	—	—	—	—	6,867	44,167	32,495	83,529
2020-B	—	—	—	—	—	—	7,133	40,266	43,770	91,169
2021-A	—	—	—	—	—	698	3,879	57,842	52,249	114,668
18-1 LLC	—	—	—	—	—	—	1,252	27	5	1,284
Held-for-investment	$—	$—	$—	$—	$—	$698	$21,403	$192,534	$164,259	$378,894

Held-for-sale	$—	$—	$—	$632	$324	$—	$3,295	$11,831	$11,506	$27,588

	December 31, 2024
Mortgage loans, net	2024	2023	2022	2021	2020	2019	2018-2009	2008-2006	2005 and prior	Total
	($ in thousands)
2019-D	$—	$—	$—	$—	$—	$—	$7,476	$64,495	$19,147	$91,118
2019-F	—	—	—	—	—	—	11,656	59,602	17,921	89,179
2020-B	—	—	—	—	—	—	10,739	58,769	25,582	95,090
2021-A	—	—	—	—	708	164	8,956	82,053	27,299	119,180
18-1 LLC	—	—	—	—	—	398	1,082	—	5	1,485
Held-for-investment	$—	$—	$—	$—	$708	$562	$39,909	$264,919	$89,954	$396,052

Held-for-sale	$—	$—	$702	$415	$—	$—	$4,280	$17,049	$5,342	$27,788
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
The following table presents activity in the allowance for expected credit losses on mortgage loans:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Allowance for expected credit losses, beginning of period	$—	$(403)	$—	$(3,426)
Reclassification to (from) non-credit discount from (to) the allowance for changes in payment timing expectations	—	—	—	310
Credit loss expense on mortgage loans	—	(10)	—	(53)
Net change in the allowance for credit losses	—	—	—	(1,112)
Reversal of allowance upon reclass of mortgage loans held-for-sale, net	—	413	—	4,281
Allowance for Expected Credit Losses, End of Period	$—	$—	$—	$—

The following tables set forth the carrying value of the Company’s mortgage loans by delinquency status as of June 30, 2025 and December 31, 2024. Each column indicates the number of days the borrower is past due on their mortgage payment or whether the Company has initiated foreclosure proceedings. A status of “Current” indicates the borrower is not delinquent.

($ in thousands)	June 30, 2025
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
2019-D	$81,290	$3,328	$821	$1,434	$1,371	$88,244
2019-F	70,001	6,763	1,563	3,455	1,747	83,529
2020-B	70,110	10,233	2,523	2,696	5,607	91,169
2021-A	98,851	9,698	2,747	956	2,416	114,668
18-1 LLC	1,195	34	55	—	—	1,284
Total	$321,447	$30,056	$7,709	$8,541	$11,141	$378,894

($ in thousands)	June 30, 2025
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$14,334	$4,583	$2,084	$712	$5,875	$27,588
Total	$14,334	$4,583	$2,084	$712	$5,875	$27,588

($ in thousands)	December 31, 2024
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
2019-D	$80,761	$5,649	$216	$3,151	$1,341	$91,118
2019-F	72,175	9,739	—	4,381	2,884	89,179
2020-B	68,917	14,851	93	8,053	3,176	95,090
2021-A	101,878	8,149	517	5,978	2,658	119,180
18-1 LLC	1,253	34	—	103	95	1,485
Total	$324,984	$38,422	$826	$21,666	$10,154	$396,052

($ in thousands)	December 31, 2024
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$13,529	$4,866	$55	$5,528	$3,810	$27,788
Total	$13,529	$4,866	$55	$5,528	$3,810	$27,788

The following table summarizes the geographic distribution of the Company’s mortgage loans for the top 10 states as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025		December 31, 2024
State Concentration	UPB	% UPB	UPB	% UPB
California	$122,103	28.2%	$127,133	27.9%
Florida	52,356	12.1%	55,550	12.2%
Texas	12,728	2.9%	13,487	3.0%
Georgia	14,734	3.4%	15,227	3.3%
New York	38,847	9.0%	41,757	9.2%
New Jersey	25,701	5.9%	27,374	6.0%
Maryland	23,959	5.5%	25,083	5.5%
Illinois	16,023	3.7%	16,741	3.7%
North Carolina	10,859	2.5%	11,567	2.5%
Virginia	16,942	3.9%	17,108	3.8%
Other	98,122	22.9%	103,866	22.9%
	$432,374	100.0%	$454,893	100.0%
Note 5 — Debt Securities and Other Investments
The Company holds investments in various classes of non-agency RMBS, CMBS and other holdings. The Company designates its investments in RMBS as AFS, HTM and as RMBS investments in beneficial interests, based on the Company’s intent and ability to hold each security to maturity. Beneficial interests are the residual interest of the Company’s investments in securitization trusts holding pools of mortgage loans. The Company carries its RMBS AFS debt securities at fair value with changes in fair value recorded in other comprehensive income in the period in which they occur. The Company carries its RMBS HTM and beneficial interests at amortized cost, net of any required allowance for credit losses. Beneficial interests may be trust certificates and/or subordinated notes depending on the structure of the securitization.
The Company adopted the fair value option for its investments in CMBS and any changes in fair value are recorded in earnings in the period incurred. Interest income on CMBS is recognized using the effective interest method. The Company adopted the fair value option as its Manager believes it is the appropriate measure of accounting for securities as it transitions the balance sheet away from residential mortgage loans.
The Company’s investments in RMBS are investments in unconsolidated VIEs and the Company’s maximum exposure to loss is limited to the amount of its investment.

The Company’s investments in RMBS HTM represent the 5.01% the company is required to retain under the European risk retention rules for the Company’s secured bonds payable (the “EU Retained Interest”). Under the European risk retention rules, the Company must hold at least 5.01% of the nominal value of each class of securities offered or sold to investors and the Company is prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed.

The Company’s RMBS AFS and HTM all have stated maturities of more than 10 years. The securities are subject to prepayments on the underlying collateral and varying call provisions held by the majority certificate holders. The Company is not a majority certificate holder and cannot influence the timing of any call provisions.

During the six months ended June 30, 2025 and 2024, the Company reported $(7.8) million and $0.5 million respectively, of fair value gains (losses) in current period earnings on securities carried at fair value of which $(3.6) million was reclassified from other comprehensive loss to realized loss due to the sale of RMBS AFS with par of $20.7 million in the six months ended June 30, 2025. The changes in unrealized gains and losses are recorded in other income (loss) in the consolidated statements of operations. In the second quarter of 2025 and in the three and six months ended June 30, 2024, the Company sold no RMBS.

During the three and six months ended June 30, 2025, the Company acquired $2.4 million and $49.1 million in par of CMBS. Comparatively, during the three and six months ended June 30, 2024, the Company purchased no CMBS.

In the first quarter of 2025, the Company entered into a joint real estate venture with Rithm (the “Commercial Real Estate JV”) to fund a certain mortgage note receivable in the amount of $35.0 million with each contributing $17.5 million. The Company applies equity method accounting to the investment, which had a carrying book value of $17.6 million as of June 30, 2025.

The following table presents information regarding the Company’s investments in debt securities and other investments, at fair value:

($ in thousands)	As of June 30, 2025
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial mortgage-backed securities, at fair value	$274,563	$840	$(199)	$275,204
RMBS available-for-sale, at fair value	50,111	342	(1,335)	49,118
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	43,673	—	(1,863)	41,810
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $9,082	91,274	9,677	(34,832)	66,119
Residential mortgage-backed securities	185,058	10,019	(38,030)	157,047
Other investments, at fair value(2)	23,899	—	(2,334)	21,565
	$483,520	$10,859	$(40,563)	$453,816

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.
(2)Refer to Note 6 for additional details on other investments, at fair value.

($ in thousands)	As of December 31, 2024
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial mortgage-backed securities, at fair value	$245,540	$1,074	$—	$246,614
RMBS available-for-sale, at fair value	68,226	273	(6,330)	62,169
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	46,043	8	(2,104)	43,947
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $9,082	89,704	1,001	(23,661)	67,044
Residential mortgage-backed securities	203,973	1,282	(32,095)	173,160
Other investments, at fair value(2)	29,916	—	—	29,916
	$479,429	$2,356	$(32,095)	$449,690

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.
(2)Refer to Note 6 for additional details on other investments, at fair value.

The following table presents a breakdown of the Company’s gross unrealized gains and losses on its investments in RMBS AFS grouped by due date:

($ in thousands)	As of June 30, 2025
	Step-up date(s)(1)	Basis(2)	Gross unrealized gains	Gross unrealized losses	Fair value
RMBS due March 2060(3)	n/a	$3,868	$—	$(103)	$3,765
RMBS due January 2061(3)	n/a	5,351	—	(193)	5,158
RMBS due June 2061(3)	n/a	8,753	—	(793)	7,960
RMBS due October 2061(3)	April 2029	5,694	—	(136)	5,558
RMBS due March 2062(3)	May 2029	6,086	—	(110)	5,976
RMBS due July 2062	February 2030	9,229	168	—	9,397
RMBS due October 2062	October 2026	4,525	56	—	4,581
RMBS due May 2063	July 2030	6,605	118	—	6,723
RMBS Available-for-Sale, at Fair Value		$50,111	$342	$(1,335)	$49,118

(1)When applicable, the step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs, accrued interest and principal paydowns or additional investment into security.
(3)These securities have been in an unrealized loss position for 12 months or longer.

($ in thousands)	As of December 31, 2024
	Step-up date(s)(1)	Basis(2)	Gross unrealized gains	Gross unrealized losses	Fair value
RMBS due March 2060(3)	February 2025	$3,825	$—	$(362)	$3,463
RMBS due December 2060(3)	July 2029	7,521	—	(3,133)	4,388
RMBS due January 2061(3)	September 2024	4,886	—	(384)	4,502
RMBS due June 2061(3)	January 2025/February 2025	8,674	—	(762)	7,912
RMBS due October 2061(3)	April 2029	6,015	—	(371)	5,644
RMBS due March 2062(3)	May 2029	9,397	—	(585)	8,812
RMBS due July 2062(3)	February 2030	12,081	—	(733)	11,348
RMBS due October 2062	October 2026	4,673	221	—	4,894
RMBS due May 2063	July 2030	11,154	52	—	11,206
RMBS Available-for-Sale, at Fair Value		$68,226	$273	$(6,330)	$62,169

(1)When applicable, the step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs, accrued interest and principal paydowns or additional investment into security.
(3)These securities have been in an unrealized loss position for 12 months or longer.

The following table presents accretable interest income on debt securities and yield recognized on beneficial interests for the three and six months ended June 30, 2025 and 2024:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income on CMBS	$4,354	$—	$8,436	$—
Interest income on RMBS AFS and HTM	1,486	2,095	2,903	4,315
Accretable yield recognized on beneficial interests	1,400	742	3,084	1,478
	$7,240	$2,837	$14,423	$5,793
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

During the three and six months ended June 30, 2025 and 2024, the Company had no activity and no balance related to the allowance for expected credit losses for investments in RMBS AFS and HTM.

The following table presents the activity in the allowance for expected credit losses for beneficial interests:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Allowance for expected credit losses, beginning balance	$(9,082)	$(9,082)	$(9,082)	$(6,880)
Reclassification to non-credit discount from the allowance for changes in payment expectations	—	—	—	916
Net change in the allowance for credit losses	—	—	—	(3,118)
	$(9,082)	$(9,082)	$(9,082)	$(9,082)
Note 6 — Fair Value
The following tables present financial assets and liabilities recorded at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

($ in thousands)		Level 1	Level 2	Level 3
June 30, 2025	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
CMBS, at fair value	$275,204	$—	$275,204	$—
RMBS available-for-sale, at fair value	49,118	—	49,118	—
Other investments	21,565	—	—	21,565

($ in thousands)		Level 1	Level 2	Level 3
December 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
CMBS, at fair value	$246,614	$—	$246,614	$—
RMBS available-for-sale, at fair value	62,169	—	62,169	—
Other investments	29,916	—	—	29,916
Reconciliation of Fair Value Measurements Categorized within Level 3
Gains and losses on investments categorized within Level 3 are recorded in other income in the consolidated statements of operations. Gains and losses on warrant liability were recorded in fair value adjustment on mark-to market liabilities in the consolidated statements of operations.

The following tables summarize the changes in the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis, for the six months ended June 30, 2025 and 2024:

($ in thousands)	12/31/2024	Transfers In / (Out)	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	6/30/2025
Assets:
Other investments	$29,916	$—	$—	$(5,527)	$(2,824)	$—	$21,565

($ in thousands)	12/31/2023	Transfers In / (Out)		Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	6/30/2024
Assets:
Other investments	$—	$21,918	(1)	$—	$—	$—	$—	$21,918
Liabilities:
Warrant liability	16,644	(851)	(2)	2,734	(18,677)	(150)	—	—

(1)Represents reclassification from equity method securities to other investments, at fair value.
(2)Represents reclassification from warrant liability, at fair value to equity. See Note 8 for additional details.
The Company holds an investment at fair value in a REIT, which is reported in other investments on the Company’s consolidated balance sheets with a carrying value of $19.1 million and $21.9 million as of June 30, 2025 and December 31, 2024, respectively. Prior to the second quarter of 2024, the investment was accounted for under the equity method investment. For the six months ended June 30, 2025, the fair value of investment was estimated using an implied capitalization rate applied to the trailing and forward 12 month net operating income for each property and for properties under contract or listed for sale, the contract or listing price was used. Other investments also include an investment, at fair value, in a credit risk transfer instrument (“CRT”) valued at $2.5 million and $8.0 million as of June 30, 2025 and December 31, 2024, respectively. The fair value for the instrument is calculated as the net present value of the expected cash flows on the CRT.
The following tables present financial assets and liabilities not carried at fair value, by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

($ in thousands)		Level 1	Level 2	Level 3
June 30, 2025	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
Mortgage loans held-for-investment, net	$378,894	$—	$—	$335,143
Mortgage loans held-for-sale, net	27,588	—	—	27,588
Investment in debt securities held-to-maturity	43,673	—	41,810	—
Investment in beneficial interests	91,274	—	—	66,119
Liabilities:
Secured bonds payable, net	$241,764	$—	$224,347	$—
Repurchase financing agreements	362,502	—	362,502	—
Unsecured notes, net	108,077	—	107,012	—

($ in thousands)		Level 1	Level 2	Level 3
December 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
Mortgage loans held-for-investment, net	$396,052	$—	$—	$357,119
Mortgage loans held-for-sale, net	27,788	—	—	27,788
Investment in debt securities held-to-maturity	46,043	—	43,947	—
Investment in beneficial interests	89,704	—	—	67,044
Liabilities:
Secured bonds payable, net	$258,353	$—	$234,181	$—
Repurchase financing agreements	356,565	—	356,565	—
Unsecured notes, net	107,647	—	104,574	—
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
The fair value of investments in CMBS, RMBS AFS and RMBS HTM is determined using estimates provided by the Company’s third-party pricing vendors which are then reviewed to ensure the resulting yield is comparable to market yields for similar securities.

The fair value of RMBS investments in beneficial interests is determined using prices provided by the Company’s third-party pricing vendors which are then reviewed and compared to the Manager’s pricing model to ensure the resulting yield is comparable to market yields for similar securities.

The fair value of secured bonds payable is estimated using prices provided by the Company’s third-party pricing vendors, which are then reviewed to ensure the resulting yield is comparable to market yields for similar securities.

The Company’s repurchase financing agreements are short-term in nature, and the Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

Fair value for unsecured notes, net is determined using indicative pricing available from an independent pricing source.
The estimated fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.
Note 7 — Affiliates
Unconsolidated Affiliates
As of June 30, 2025 and December 31, 2024, the Company had ownership of approximately 19.8% in the Former Manager. The Company accounted for its ownership interest in the Former Manager using the equity method of accounting. The Company received its final distribution from the Former Manager in the second quarter of 2025, bringing the investment carrying value to zero.
In the first quarter of 2025, the Company entered into a joint venture with Rithm and holds a 50% interest in the Commercial Real Estate JV.

The table below shows the net income, and assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ownership:
Net income (loss), assets and liabilities of unconsolidated affiliates at 100%:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
Net income (loss) at 100%	2025	2024	2025	2024
Thetis Asset Management LLC	$—	$(3,866)	$—	$11,856
Commercial Real Estate JV	1,091	—	1,908	—

($ in thousands)	June 30, 2025		December 31, 2024
Assets and liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$—	$—	$2,682	$84
Commercial Real Estate JV	35,180	—	—	—
Net income (loss), assets and liabilities of unconsolidated affiliates at the Company’s share ownership:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
Net income (loss) at the Company’s share	2025	2024	2025	2024
Thetis Asset Management LLC	$—	$(765)	$—	$2,348
Commercial Real Estate JV	546	—	954	—

($ in thousands)	June 30, 2025		December 31, 2024
Assets and liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$—	$—	$531	$17
Commercial Real Estate JV	17,590	—	—	—
Consolidated Affiliates
The Company consolidates the results and balances of certain securitization trusts which were established to provide debt financing to the Company by securitizing pools of mortgage loans. These trusts are considered to be VIEs, and the Company has determined that it is the primary beneficiary of certain of these VIEs. See Note 9 for additional details.
The Company also consolidates the activities and balances of certain controlled affiliates, which it reports as noncontrolling interests, see Note 2 for additional details.
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
The following table sets forth the details of the Company’s warrant liabilities:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning balance	$—	$2,054	$—	$16,644
Issuance of 2024 Warrants	—	—	—	2,734
Fair value adjustment of 2020 Warrants	—	—	—	2,033
Fair value adjustment of 2024 Warrants	—	(1,203)	—	(1,883)
Redemption of 2020 Warrants	—	—	—	(18,677)
Reclassification of 2024 Warrants to equity	—	(851)	—	(851)
Ending Balance	$—	$—	$—	$—

Litigation, Claims and Assessments
From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, the Company was not a party to, and its properties were not subject to any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.
Note 9 — Debt
Repurchase Agreements
The Company has entered into two repurchase facilities whereby the Company, through two wholly-owned Delaware trusts (the “Trusts”), acquires pools of mortgage loans which are then sold by the Trusts, as “seller” to a counterparty, the “buyer.” As of June 30, 2025, only one facility is outstanding. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month Secured Overnight Financing Rate, which is fixed for the term of the borrowing. The advance rate is between 75% and 90% of the asset’s acquisition price. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership.
The Company has also entered into five repurchase facilities as of June 30, 2025, substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are the Company’s investments in bonds and bonds retained from the Company’s secured bonds payable. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time.
If the value of collateral underlying the repurchase financing agreements declines by more than a de minimis threshold, the counterparty could require the Company to post additional collateral, or margin, in the form of cash and cash equivalents.
The Company has effective control over the assets subject to all these transactions; therefore, the Company’s repurchase financing agreements are accounted for as financing arrangements. The Operating Partnership, as guarantor, will provide to the buyers a limited guaranty (“Guaranty”) of certain losses incurred by the buyers in connection with certain events and/or the seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the seller, the occurrence of certain bad acts by the seller, the occurrence of certain insolvency events of the seller or other events specified in the Guaranty. As security for its obligations under the Guaranty, the guarantor will pledge the trust certificate representing the guarantor’s 100% beneficial interest in the seller.

The following tables set forth the details of the Company’s repurchase financing agreements and facilities:

($ in thousands)	June 30, 2025
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Goldman Sachs - bonds(1)		$37,279	$43,975		5.05%
A Bonds	July 16, 2025	8,472	10,000		4.96%
	August 19, 2025	28,807	33,975		5.07%
Lucid - bonds(1)		$50,977	$60,000		4.97%
A bonds	July 16, 2025	29,612	35,000		5.02%
	July 17, 2025	21,365	25,000		4.91%
Barclays - bonds(1)		$85,335	$111,036		5.20%
A bonds	July 9, 2025	12,766	15,063		5.01%
	July 14, 2025	15,598	18,540		5.09%
	July 16, 2025	12,822	15,000		5.06%
	July 25, 2025	19,685	25,354		5.05%
B bonds	September 19, 2025	15,479	21,755		5.44%
	July 25, 2025	4,047	6,311		5.77%
M bonds	September 19, 2025	4,388	7,891		5.82%
	July 25, 2025	87	149		5.37%
	September 19, 2025	463	973		5.62%
Nomura - bonds(1)		$64,942	$111,075	(3)	5.63%
A Bonds	September 30, 2025	9,713	14,236		5.85%
B Bonds	September 30, 2025	37,645	70,820		5.63%
M Bonds	September 30, 2025	17,584	26,019		5.50%
Nomura - loans(2)	February 27, 2026	$21,386	$26,496		6.53%
Santander bonds(1)		$102,583	$120,093		4.97%
A Bonds	July 8, 2025	21,250	25,000		4.97%
	July 16, 2025	21,264	25,000		4.96%
	July 18, 2025	60,069	70,093		4.97%
Totals/Weighted Averages		$362,502	$472,675		5.24%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of June 30, 2025.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of June 30, 2025 was $400.0 million.
(3)Includes bonds that are consolidated on the Company’s balance sheet as of June 30, 2025.

($ in thousands)	December 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Goldman Sachs - bonds(1)		$59,548	$110,000	5.18%
A Bonds	January 16, 2025	29,759	75,000	5.08%
	February 18, 2025	29,789	35,000	5.27%
Lucid - bonds(1)	January 16, 2025	$34,114	$100,000	5.05%
A Bonds	January 16, 2025	34,114	100,000	5.05%
Barclays - bonds(1)		$86,956	$113,276	5.41%
A Bonds	January 10, 2025	17,065	20,000	5.20%
	January 13, 2025	16,917	18,916	5.19%
	January 31, 2025	25,123	31,478	5.43%
	March 20, 2025	17,319	24,564	5.48%
B Bonds	January 31, 2025	4,298	6,232	6.12%
	March 20, 2025	5,003	9,631	5.86%

($ in thousands)	December 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
M Bonds	January 31, 2025	305	512		5.72%
	March 20, 2025	926	1,943		5.65%
Nomura - bonds(1)		$66,445	$39,358	(3)	5.67%
A Bonds	March 31, 2025	10,687	15,504		5.87%
B Bonds	March 31, 2025	35,563	13,224		5.66%
M Bonds	March 31, 2025	20,195	10,630		5.56%
Nomura - loans(2)	February 28, 2025	$23,331	$31,821		6.97%
Santander bonds(1)		$86,171	$167,077		5.11%
A Bonds	January 6, 2025	21,685	25,000		5.18%
	January 15, 2025	64,486	142,077		5.08%
Totals/Weighted Averages		$356,565	$561,532		5.41%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2024.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2024 was $400.0 million.
(3)Includes bonds that are consolidated on the Company’s balance sheet as of December 31, 2024.
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
The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts on the Company’s consolidated balance sheets at June 30, 2025 and December 31, 2024, in the table below:

($ in thousands)	Gross amounts not offset on balance sheet
	June 30, 2025	December 31, 2024
Gross amount of recognized liabilities	$362,502	$356,565
Gross amount of loans and securities pledged as collateral	472,675	561,532
Net Collateral Amount	$110,173	$204,967
Secured Bonds Payable
The Company uses securitization as a primary financing structure and refers to the transactions as secured bonds payable. The bonds payable are generally structured as debt financings. The loans included in the secured bonds payable remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.
The Company’s non-rated secured bonds payable are generally structured with Class A notes, subordinated notes and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company currently has no non-rated secured bonds payable outstanding at June 30, 2025.
The Company’s rated secured bonds payable are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a real estate mortgage investment conduit structure or being subject to an entity level tax. The Company’s rated secured bonds payable generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured bonds payable outstanding at June 30, 2025.

Servicing for the mortgage loans in the Company’s secured bonds payable is provided by Newrez LLC (“Newrez” or the “Servicer”) at a servicing fee of 0.42% of outstanding unpaid principal balance (“UPB”) and is paid monthly.
The following table sets forth the status of the notes held by others at June 30, 2025 and 2024, and the original balance at the securitization cutoff date:

($ in thousands)	Balances at June 30, 2025				Balances at December 31, 2024				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$88,244	$55,665		159%	$91,118	$58,942		155%	$193,301	$156,670
2019-F	83,529	44,332		188%	89,179	50,028		178%	170,876	127,673
2020-B	91,169	53,797		169%	95,090	57,277		166%	156,468	114,534
2021-A	114,668	88,930		129%	119,180	93,412		128%	206,506	175,116
	$377,610	$242,724	(1)	156%	$394,567	$259,659	(1)	152%	$727,151	$573,993

(1)This represents the gross amount of secured bonds payable and excludes the impact of deferred issuance costs of $1.0 million and $1.3 million as of June 30, 2025 and December 31, 2024, respectively.
Corporate Debt
Unsecured Notes, Net (2027 Notes)
In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due 2027 (the “2027 Notes”). The 2027 Notes have a five year term, were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company. The 2027 Notes are included in the Company’s liabilities in its consolidated balance sheet at June 30, 2025 and 2024. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding Series A Preferred Stock and Series B Preferred Stock (each as defined in Note 13) at a discount and a proportionate amount of outstanding 2020 Warrants. The remainder of the proceeds were used for general corporate purposes.
On June 30, 2024, the Company received notification that the 2027 Notes were downgraded from BBB- to BB+. Under the terms of the indenture governing the 2027 Notes, the downgrade resulted in a 100 basis point increase in the interest rate from 8.875% to 9.875% beginning on September 1, 2024.
At June 30, 2025 and December 31, 2024, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $1.9 million and $2.4 million, respectively.
The following table presents interest expense on the 2027 Notes for the three and six months ended June 30, 2025 and 2024:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest expense	$2,716	$2,441	$5,431	$4,881
Amortization of discount and deferred expenses	215	215	430	430
Total Interest Expense on 2027 Notes	$2,931	$2,656	$5,861	$5,311
The indenture governing the 2027 Notes restricts, among other things, the Company’s and certain of its subsidiaries’ ability to incur certain additional debt, make certain investments or acquisitions, sell certain assets, and merge, consolidate or transfer all or substantially all of its assets. Additionally, the indenture governing the 2027 Notes requires the Company to comply with certain maintenance requirements, including certain levels of cash and liquidity, such as: (i) Net Asset Value (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters must be equal to or greater than $240.0 million, plus the greater of (x) zero dollars and (y) 65% of the Company’s net equity capital activity; (ii) the ratio of the Adjusted Unencumbered Assets (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters to the aggregate principal amount of the 2027 Notes outstanding as of each such date must be equal to or greater than 1.6:1.0; (iii) the ratio of the debt to equity as of the close of business on the last day of each of its fiscal quarters must be less than 4.0:1.0, (iv) a quarterly minimum liquidity covenant of $30.0 million. As of June 30, 2025, the Company is in compliance with all covenants.

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
Under the Management Agreement, the Manager is entitled to a base management fee and an incentive fee to the Manager calculated and payable quarterly with respect to each calendar quarter (or partial quarter that the agreement is in effect) in cash or, at the election of the Manager, shares of the Company’s Common Stock. The base management fee equals 1.5% of the Company’s stockholders’ equity, including equity equivalents such as the Company’s issuance of convertible senior notes, per annum. Also, under the Management Agreement, which has an effective date of June 11, 2024, the Company’s quarterly base management fee includes, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company’s Series A Preferred Stock and Series B Preferred Stock.
The Manager is entitled an incentive fee, which is payable quarterly in arrears in cash or, at the election of the Manager, in shares of the Company’s Common Stock in an amount equal to 20% of the dollar amount by which (i) Earnings Available for Distribution (as defined below) exceeds the product of (A) the average common book value per share (excluding fair value marks, impairments, transaction/ deal expenses and associated tax impact and such other items that in the judgment of the Company officers should be excluded) of the Common Stock of the Company during such calendar quarter and (B) 8%. Notwithstanding either of the foregoing, no incentive fee will be payable to the Manager with respect to any period unless the Company’s cumulative Earnings Available for Distribution is greater than zero for the most recently completed four calendar quarters (which cumulative Earnings Available for Distribution shall be reset at the completion of every fourth quarter following the date hereof and each subsequent fourth quarter thereafter (each, a “Reset Date”) so as not to take into account prior calendar quarters), or, if less, (i) the number of completed calendar quarters since the date hereof or (ii) the number of completed calendar quarters since the last Reset Date. “Earnings Available for Distribution” is a non-GAAP financial measure and is defined as net income (loss) as determined according to GAAP, excluding tax-effected, non-cash equity compensation expense and any unrealized gains or losses from mark-to-market valuation changes (including impairments) that are included in net income for the applicable period. The amount will be adjusted to exclude on a tax-effected basis (A) one-time events pursuant to changes in GAAP, (B) transaction and deal expenses that in the opinion of the Manager should be excluded for purposes of calculating Earnings Available for Distribution and be amortized over the life of the related investment / transaction, and (C) non-cash items (including depreciation and amortization) that in the judgment of the Company’s officers should not be included in Earnings Available for Distribution, which adjustments in clauses (A), (B) and (C) shall only be excluded after discussions between the Manager and the Company’s Independent Directors and after approval by a majority of the Company’s Independent Directors. Book value per share of Common Stock shall be as set forth in the consolidated financial statements of the Company prepared in accordance with GAAP.
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

Equity Holdings by Rithm and Its Affiliates in the Company
As of June 30, 2025 and December 31, 2024, the Manager of the Company held 3,316,527 of shares of its Common Stock, in addition to 3,264,926 exercisable 2024 Warrants, respectively.
As of June 30, 2025, an affiliate of the Manager held 400,000 of the Company’s Series C Preferred Stock (as defined in Note 13) issued in the first quarter of 2025. See Note 13 for additional details.
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
The Company’s consolidated financial statements include the operations of certain TRSs, which are subject to U.S. federal, state and local income taxes on their taxable income. As a result, the Company recorded nominal amounts of income tax for the three and six months ended June 30, 2025 and 2024.

Note 12 — Earnings per Share
The following tables set forth the components of basic and diluted earnings per share (“EPS”):

($ in thousands, except per share amounts)	Three months ended June 30, 2025			Three months ended June 30, 2024
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net income (loss) attributable to common stockholders	$612	45,418,752		$(12,742)	39,344,128
Allocation of income to participating restricted shares	—	—		78	—
Net income (loss) attributable to unrestricted common stockholders	$612	45,418,752	$0.01	$(12,664)	39,344,128	$(0.32)
Diluted EPS(1,2,3)
Restricted stock grants	—	1,612		—	—
Net income (loss) attributable to common stockholders and dilutive securities	$612	45,420,364	$0.01	$(12,664)	39,344,128	$(0.32)

($ in thousands, except per share amounts)	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net loss attributable to common stockholders	$(3,133)	45,416,901		$(87,061)	35,021,845
Allocation of income to participating restricted shares	—	—		452	—
Net loss attributable to unrestricted common stockholders	$(3,133)	45,416,901	$(0.07)	$(86,609)	35,021,845	$(2.47)
Diluted EPS(1,2,3)
Net loss attributable to common stockholders and dilutive securities	$(3,133)	45,416,901	$(0.07)	$(86,609)	35,021,845	$(2.47)

(1)The Company’s 2020 Warrants and 2024 Warrants would have an anti-dilutive effect on diluted EPS for the three and six months ended June 30, 2025 and 2024 and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company’s diluted EPS calculation for the three and six months ended June 30, 2024, would have been anti-dilutive and have been removed from the calculation.
(3)The effect of restricted stock grants on the Company’s diluted EPS calculation for the three months ended June 30, 2024 and six months ended June 30, 2025 and 2024, would have been anti-dilutive and have been removed from the calculation.

Note 13 — Equity
Common Stock
As of June 30, 2025 and December 31, 2024, the Company had 45,420,752 shares of Common Stock outstanding, with 125,000,000 shares authorized at each period end.
Preferred Stock
The Company issued shares of preferred stock (“Preferred Stock”), which were issued to institutional accredited investors in a series of private placements in 2020. The Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock (the “Series A Preferred Stock”) and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock (the “Series B Preferred Stock”). The shares of Series A Preferred Stock and Series B Preferred Stock had a liquidation preference of $25.00 per share.
During the six months ended June 30, 2024, the Company exchanged the remaining 424,949 shares of its outstanding Series A Preferred Stock and 1,135,590 shares of its outstanding Series B Preferred Stock and the associated 2020 Warrants for newly issued shares of its Common Stock. A total of 12,046,218 shares of Common Stock were issued, with 9,464,524 shares of Common Stock exchanged during the six months ended June 30, 2024, and 2,581,694 shares of Common Stock exchanged subsequent to the approval of the Company’s stockholders on May 20, 2024. As of June 30, 2025 and December 31, 2024, no Series A Preferred Stock or Series B Preferred Stock was outstanding.
During the six months ended June 30, 2025, the Company issued 2,084,232 shares of 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (the “Series C Preferred Stock”), with 400,000 of such shares of Series C Preferred Stock sold to certain affiliates of the Manager at the public offering price of $25.00 per share.
Treasury Stock and Stock Repurchase Plan
On February 28, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $25.0 million of its shares of Common Stock. The amount and timing of any repurchases depends on a number of factors, including, but not limited to, the price and availability of the Common Stock, the trading volume and general circumstances and market conditions. To date, the Company has repurchased 525,039 shares of Common Stock for an aggregate purchase price of $5.1 million. The Company did not repurchase any shares during the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025 and December 31, 2024, the Company held 1,664,365 shares of treasury stock.
Dividend Reinvestment Plan
The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s Common Stock by reinvesting some or all of the cash dividends received on shares of the Company’s Common Stock. The Company issued no shares of Common Stock under the plan during the three and six months ended June 30, 2025 and 2024.
At the Market Offering
The Company has entered into an equity distribution agreement under which the Company may sell shares of its Common Stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Program”). During the three and six months ended June 30, 2025 and 2024, no shares of Common Stock were sold under the ATM Program.
Accumulated Other Comprehensive Loss
The Company recognizes unrealized gains or losses on its investment in RMBS AFS as components of other comprehensive loss. Additionally, other comprehensive loss includes unrealized gains or losses associated with the transfer of the Company’s investments in RMBS from AFS to HTM. These amounts are subsequently amortized from other comprehensive loss into earnings over the same period as the related unamortized discount.

Total accumulated other comprehensive loss on the Company’s balance sheets at June 30, 2025 and December 31, 2024, was as follows:

($ in thousands)	June 30, 2025	December 31, 2024
Unrealized gains on debt securities available-for-sale	$342	$273
Unrealized losses on debt securities available-for-sale	(1,335)	(6,330)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(2,359)	(2,934)
Accumulated Other Comprehensive Loss	$(3,352)	$(8,991)
Refer to Note 2 for details on the Company’s noncontrolling interests.
Note 14 — Subsequent Events
On July 16, 2025, the Company’s Board of Directors declared a Series C Preferred Stock cash dividend of $0.6171875 per share to be paid on August 15, 2025, to stockholders of record as of August 1, 2025.
On July 16, 2025, the Company’s Board of Directors declared a Common Stock cash dividend of $0.06 per share to be paid on August 29, 2025, to stockholders of record as of August 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this quarterly report on Form 10-Q, unless the context indicates otherwise, references to “Rithm Property Trust,” “we,” the “Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Rithm Property Trust Inc. and its subsidiaries (formerly Great Ajax Corp.); references to “Rithm” refer to Rithm Capital Corp., a Delaware corporation and the parent entity of RCM GA, and its subsidiaries; references to “Operating Partnership” refer to Great Ajax Operating Partnership L.P., a Delaware limited partnership; references to our “Former Manager” refer to Thetis Asset Management LLC, a Delaware limited liability company; references to “RCM GA” or our “Manager” refer to RCM GA Manager LLC; references to our “Servicer” or “Newrez” refer to Newrez LLC, a Delaware limited liability company and an affiliate of RCM GA; and references to our “Former Servicer” refer to Gregory Funding LLC, an Oregon limited liability company.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim consolidated financial statements and related notes included in Item 1.Consolidated interim financial statements of this report and in Item 8. Financial statements and supplementary data in our most recent Annual Report, as well as other cautionary statements and risks described elsewhere, including under “Risk Factors” in this report and our most recent Annual Report.
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
On June 11, 2024, we completed a strategic transaction with Rithm (the “Strategic Transaction”). The Strategic Transaction included (i) the entry into the Securities Purchase Agreement, dated February 26, 2024 (the “SPA”), by and among the Company, the Operating Partnership, the Former Manager and Rithm, which provided for, among other things, the sale of $14.0 million of the Company’s common stock (“Common Stock”) to Rithm at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company’s Common Stock on the New York Stock Exchange) as of the date of the SPA, and (ii) upon the approval of our stockholders on May 20, 2024, the entry into the Management Agreement with RCM GA, under which RCM GA became our new external manager. In connection with the Strategic Transaction, we terminated our existing management contract with the Former Manager in exchange for approximately 3.2 million shares of our Common Stock and $0.6 million in cash. For a full description of the components of the Strategic Transaction, see our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2024. In addition, in connection with the Strategic Transaction, we changed our principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003. On December 2, 2024, we rebranded and changed our name to Rithm Property Trust Inc. from Great Ajax Corp.
The Company conducts substantially all of its business through our Operating Partnership and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. GA-TRS LLC (“GA-TRS”) is a wholly-owned subsidiary of the Operating Partnership that owns an equity interest in the Former Manager and previously owned an equity interest in the Former Servicer. GAJX Real Estate Corp. (“GAJX”) is a wholly-owned subsidiary of the Operating Partnership formed to own, maintain, improve and sell real estate owned (“REO”) properties acquired by the Company. The Company elected to treat GA-TRS and GAJX as taxable REIT subsidiaries under the Internal Revenue Code. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured bonds payable. AJX Mortgage Trust I and AJX Mortgage Trust II are wholly-owned subsidiaries of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds REO properties acquired upon the foreclosure or other settlement of its owned NPLs.
Our Operating Partnership, through interests in certain entities as of June 30, 2025, owns 99.9% of Great Ajax II REIT Inc., which owns Great Ajax II Depositor LLC, which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. The Operating Partnership wholly-owns Great Ajax III Depositor LLC, which was formed to act as the depositor for a single joint venture with our partners. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured bonds payable. These trusts are considered to be variable interest entities (“VIEs”), and we have determined that we are the primary beneficiary of the VIEs.

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
Our Portfolio
The following table outlines the carrying value of our portfolio of mortgage loan assets, investments in securities, other investments and REO as of June 30, 2025 and December 31, 2024:

($ in millions)	June 30, 2025	December 31, 2024
Mortgage loans held-for-investment, net	$378.9	$396.1
Mortgage loans held-for-sale, net	27.6	27.8
Commercial mortgage-backed securities, at fair value	275.2	246.6
Residential mortgage-backed securities	184.1	197.9
Other investments	39.2	30.5
Real estate owned	3.4	4.1
	$908.4	$903.0
Market Trends and Outlook
Summary
Real gross domestic product (“GDP”) rose an annualized 3.0% in the second quarter of 2025 largerly due to a decline in imports that added 5.2% points to the change in real GDP. This drop in imports followed an increase in the first quarter of 2025 that was the result of the front running of tariffs. Longer-term Treasury yields were relatively unchanged during the second quarter of 2025, as an increase in real yields from Treasury Inflation Protected Securities (“TIPS”) was offset by a decline in the implied inflation breakeven. The unemployment rate fell slightly with overall labor market stability during the second quarter of 2025, including solid employment growth, continued low levels of claims for unemployment benefits and a modestly higher ratio of job openings to unemployed job seekers. Though fiscal policy uncertainty has been reduced by the passage of the One Big Beautiful Bill Act in early July 2025, the outlook for the economy remains uncertain given shifting policies related to global trade.
Inflation
Inflation picked up in the second quarter of 2025 with the 12-month increase in the overall Consumer Price Index (“CPI”) rising to 2.7% in June 2025 from 2.4% in March 2025. Core CPI price inflation (excluding food and energy prices) rose slightly to 2.9% in June 2025 from 2.8% in March 2025. The faster gains in CPI prices were driven by higher energy and other goods prices and slower disinflation in services prices.

Treasury Yields
The nominal 10-year Treasury yield was relatively unchanged at 4.24% at the end of June 2025 versus 4.23% at the end of March 2025. The real yields on 10-year TIPS rose to 1.95% in June 2025 from 1.85% in March 2025, whereas the 10-year breakeven inflation rate was 2.29% in June 2025, a decline from 2.38% in March 2025.
Labor Markets
Nonfarm payrolls rose an average of 150,000 jobs per month in the second quarter of 2025 versus an average of 111,000 jobs per month in the first quarter of 2025. The unemployment rate decreased slightly to 4.1% in June 2025 from 4.2% in March 2025. Based upon the ratio of job openings to unemployed job seekers, which rose to 1.06 in June 2025 from 1.02 in March 2025, the labor market did not loosen further during the second quarter of 2025. Nonetheless, year-over-year growth in average hourly earnings was 3.7% in June 2025, a slowing from the 3.9% wage rate growth reported for March 2025.
Housing Market
Total home sales (new and existing) averaged 4.64 million units in the second quarter of 2025, 2.9% lower than the average of 4.78 million in the first quarter of 2025. Home sales remain at a low level with total sales in a range of 4.5 million and 5.1 million since the beginning of 2023. Home price growth moderated further with the 12-month increase in the median resale price of an existing home at 2.0% in June 2025, which compares to 2.6% in March 2025. The 30-year fixed mortgage rate rose modestly to 6.77% at the end of the second quarter of 2025 from 6.65% at the end of the first quarter of 2025.
The economic conditions discussed above influence our investment strategy and results. Following 100 basis points of rate cuts in the final four months of 2024, the majority of the Federal Open Market Committee (“FOMC”) participants continue to wait for greater clarity with respect to the effects of government policies before making any further adjustments to the federal funds rate. The FOMC’s June 2025 Summary of Economic Projections contained a median forecast of two quarter-point rate cuts before the end of 2025.
Commercial Real Estate
The commercial real estate (“CRE”) market continued to navigate a complex landscape in the second quarter of 2025. Early-year optimism around easing inflation and anticipated FOMC rate cuts initially bolstered liquidity and sentiment across asset classes. However, renewed trade tensions and tariff-induced volatility in the second quarter tempered momentum, creating pockets of uncertainty across several sectors.
Market Conditions & Sector Performance
Industrial & Retail: Trade-related disruptions to global supply chains led to short-term demand volatility, particularly in logistics and manufacturing markets that have high exposure to imports. While long-term industrial fundamentals remain favorable, occupier decision-making has slowed in trade-sensitive regions. Retail performance has been uneven, with essential goods and experiential retail holding firm, while discretionary segments face pressure from higher input costs and softer consumer confidence.
Multifamily: The sector remains resilient, buoyed by strong household formation, constrained new supply and relative affordability compared to homeownership. However, rising utility and material costs—partly driven by tariffs—continue to pressure operating margins and capital expenditure budgets.
Office: Office fundamentals remain challenged with persistently high vacancy rates and ongoing tenant right-sizing. Nonetheless, select Class A submarkets are showing early signs of stabilization, supported by return-to-office mandates and sustained flight-to-quality leasing.
Capital Markets & Investment Trends
In 2025, transaction volumes remained near multi-year lows, though the market appears to be finding a floor. Investors are cautiously re-engaging, with well-capitalized buyers selectively pursuing distressed and value-add opportunities, particularly in the office sector. Prospects of interest rate cuts later in the year provide some support for modest capitalization rate compression and incremental deal flow, though underwriting remains disciplined given macroeconomic and trade-related risks.

Outlook
The CRE sector enters the second half of 2025 off a low baseline of activity, following a multi-year reset driven by higher rates, office sector dislocation and regional banking pressures. While current volatility has tempered the early-year recovery, the market appears more resilient than in prior cycles, and downside impacts from trade-related disruptions are somewhat mitigated by already-depressed transaction levels. We believe opportunistic investors with flexible capital and a longer-term view are well-positioned to capitalize on selective dislocations in the coming quarters.
Factors That May Affect Our Operating Results
Acquisitions — In light of certain financial challenges, including the significant losses we have previously incurred and potentially limited sources of financing, we expect our ability to acquire significant new commercial mortgage assets in the near future to be limited.

Financing — We previously securitized our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate mortgage-backed securities (“MBS”) so created. The secured bonds payable are structured as debt financings and not sales through a real estate mortgage investment conduit. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended, in which we issued notes primarily secured by seasoned, performing and NPLs primarily secured by first liens on one-to-four family residential properties. Currently there is substantial uncertainty in the securitization markets which has limited our access to financing.

Distributions — To qualify as a REIT under the Internal Revenue Code, we generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Expenses — Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the servicing agreements transferred by our Former Servicer to Newrez pursuant to a Servicing Transfer Agreement (the “Servicing Agreements”). Additionally, our Former Manager incurred, and our Manager incurs, direct, out-of-pocket costs and expenses related to managing our business, which are contractually reimbursable by us. Additionally, pursuant to the Management Agreement, we also pay all of the Manager’s costs and expenses and reimburse the Manager (to the extent incurred by the Manager) on a monthly basis for the costs and expenses of providing services under the Management Agreement, including reimbursing the Manager or its affiliates, as applicable, for our allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to the Manager for corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties and includes any charges for impairments to the carrying value of these assets, which may be significant. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.

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

Critical Accounting Policies and Use of Estimates
The Company’s significant accounting policies are described detail in Note 2 — Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in our Annual Report. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Our critical accounting policies as of June 30, 2025, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report.
The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2025; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of June 30, 2025, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.
Recent Accounting Pronouncements
See Note 2 — Basis of Presentation and Significant Accounting Policies to our interim consolidated financial statements included in this quarterly report on Form 10-Q.

Results of Operations
Our net income (loss) is primarily generated from net interest income, our operating expenses and other gains and losses, which are primarily related to unrealized and realized gains and losses on our mortgage and debt securities portfolios, including allowance for credit losses on our mortgages and beneficial interests.
Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows and credit quality could affect the amount of net interest income for a given period. Changes in market interest rates directly impact the borrowing cost on our repurchase financing agreements.
Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie our investments in mortgage loans, beneficial interests, CMBS and realization of losses or gains from our legacy RMBS portfolio.

	Three months ended		Six months ended		Variance	Variance
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	Quarter-over-Quarter	Year-over-Year
Net Interest Income
Interest income	$13,636	$11,915	$26,836	$27,653	$1,721	$(817)
Interest expense	(9,423)	(11,567)	(18,809)	(25,673)	2,144	6,864
Net interest income	4,213	348	8,027	1,980	3,865	6,047

Expenses
Related party loan servicing fee	493	1,324	1,003	3,058	(831)	(2,055)
Related party management fee	1,603	2,173	3,047	19,632	(570)	(16,585)
Professional fees	854	855	1,749	1,560	(1)	189
General and administrative	1,011	4,633	1,915	6,683	(3,622)	(4,768)
Total expense	3,961	8,985	7,714	30,933	(5,024)	(23,219)

Other Income (Loss)
Net change in the allowance for credit losses	—	—	—	(4,230)	—	4,230
Unrealized gain (loss) on mortgage loans held-for-sale, net	2,519	(6,488)	3,488	(53,795)	9,007	57,283
Fair value adjustment on mark-to-market liabilities	—	4,430	—	3,077	(4,430)	(3,077)
Other loss	(846)	(2,938)	(5,403)	(2,809)	2,092	(2,594)
Total other income (loss)	1,673	(4,996)	(1,915)	(57,757)	6,669	55,842

Income (Loss) Before Income Taxes	1,925	(13,633)	(1,602)	(86,710)	15,558	85,108
Income tax expense (benefit)	26	(772)	(109)	143	798	(252)
Net Income (Loss)	1,899	(12,861)	(1,493)	(86,853)	14,760	85,360
Net income (loss) attributable to the noncontrolling interests	1	(119)	4	(133)	120	137
Net Income (Loss) Attributable to Rithm Property Trust Inc.	1,898	(12,742)	(1,497)	(86,720)	14,640	85,223
Dividends on Preferred Stock	1,286	—	1,636	341	1,286	1,295
Net Income (Loss) Attributable to Common Stockholders	$612	$(12,742)	$(3,133)	$(87,061)	$13,354	$83,928

Net Interest Income

Three and Six Months Ended June 30, 2025 versus Three and Six Months Ended June 30, 2024

Net interest income increased by $3.9 million and by $6.0 million for the three and six months ended June 30, 2025, from the respective prior year periods, primarily as a result of reinvesting net proceeds from sales of residential mortgage loans and RMBS into higher yielding CMBS with lower cost of financing.
The interest income detail and interest expense for the three and six months ended June 30, 2025 and 2024 are presented in the table below:

Table 1: Interest Income Detail & Interest Expense

	Three months ended June 30,		Six months ended June 30,		Variance	Variance
($ in thousands)	2025	2024	2025	2024	Quarter-over-Quarter	Year-over-Year
Accretable yield recognized on loans	$5,020	$8,227	$10,375	$20,050	$(3,207)	$(9,675)
Interest income on CMBS	4,354	—	8,436	—	4,354	8,436
Interest income on RMBS AFS and HTM	1,486	2,095	2,903	4,315	(609)	(1,412)
Bank interest income	1,242	801	1,898	1,664	441	234
Accretable yield recognized on beneficial interests	1,400	742	3,084	1,478	658	1,606
Other interest income	134	50	140	146	84	(6)
Interest Income	$13,636	$11,915	$26,836	$27,653	$1,721	$(817)

Interest Expense	$(9,423)	$(11,567)	$(18,809)	$(25,673)	$2,144	$6,864

Our interest expense decreased for the three and six months ended June 30, 2025, versus the comparable periods in 2024, due to lower average carrying balance of secured bonds payable, primarily due to paydowns and asset sales, and a lower cost of financing for repurchase financing agreements.
The average carrying balances for our portfolio and debt are included in the table below:
Table 2: Average Balances

($ in thousands)	Six months ended June 30,		Variance
	2025	2024	Year-over-Year
Assets:
Average mortgage loan portfolio	$412,296	$716,200	$(303,904)
Average carrying value of CMBS and RMBS	461,992	276,404	185,588
Liabilities:
Average carrying value of repurchase financing agreements	$365,479	$337,397	$28,082
Average carrying value of secured bonds payable	249,094	340,807	(91,713)
The average carrying balance of our mortgage loan portfolio decreased for the six months ended June 30, 2025, versus the comparable period in 2024, primarily due to loan sales and paydowns, partially offset by the increase in debt securities, as we reposition our balance sheet into investments in CMBS.

Expenses
Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024
Our total expenses decreased by $5.0 million for the three months ended June 30, 2025, versus the comparable period in 2024, primarily due to lower general and administrative expenses, as detailed in the table below.
Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024
Total expenses decreased by $23.2 million for the six months ended June 30, 2025, versus the comparable period in 2024, primarily as a result of a decrease in management fee expense of $16.6 million, due to the management termination fee of $15.5 million recorded in the six months ended June 30, 2024, a decrease in general and administrative expenses of $4.8 million and a decrease in related party loan servicing fee of $2.1 million as the average balance of our mortgage loan portfolio declined year-over-year.
Table 3: General and Administrative Expense

	Three months ended June 30,		Six months ended June 30,		Variance	Variance
($ in thousands)	2025	2024	2025	2024	Quarter-over-Quarter	Year-over-Year
Borrowing related expenses	$90	$2,124	$161	$3,029	$(2,034)	$(2,868)
Employee and service provider share grants	107	1,156	197	1,409	(1,049)	(1,212)
Insurance	221	334	477	578	(113)	(101)
Taxes and regulatory expense	79	412	197	528	(333)	(331)
Directors' fees and grants	122	211	258	428	(89)	(170)
Other expense	392	396	625	711	(4)	(86)
Total General and Administrative	$1,011	$4,633	$1,915	$6,683	$(3,622)	$(4,768)
Other Income (Loss)
Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024
Our other income increased for the three months ended June 30, 2025, versus the comparable period in 2024, primarily due to gains recognized on mortgage loans held-for-sale, as compared to losses recognized in the prior year period, as well as other gains. These improvements were partially offset by a gain on mark-to-market put option liability, recorded in the prior year period, which did not re-occur in three months ended June 30, 2025, as the instruments were settled in 2024, as well as by a loss on fair value of securities recorded in the three months ended June 30, 2025.
Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024
Our other loss decreased for the six months ended June 30, 2025, versus the comparative period in 2024, due to lower losses in our mortgage portfolio, primarily as a result of a $53.8 million loss recorded on mortgage loans held-for-sale in 2024, as compared to a gain of $3.5 million recorded in the current year period.
Mortgage loans held-for-sale, net are not subject to CECL, as a result in the six months ended June 30, 2024, the allowance on loans classified as held-for-sale was reversed and reclassified to the mark-to-market loss recorded during the same period. We recorded no allowance for credit losses on our mortgage loans held-for-investment, net and beneficial interests’ portfolio in the three and six months ended June 30, 2025 and three months ended June 30, 2024, as compared to allowance of $4.2 million for the six months ended June 30, 2024.
The decreases in losses year-over-year, were partially offset by higher losses on debt securities recorded in the six months ended June 30, 2025. The loss on sale of securities of $3.0 million was related to our legacy RMBS and was reclassified from other comprehensive income into net income. We recorded no material gain or losses on securities in earnings in the comparative period in 2024. Additionally, other income decreased as a result of a gain recorded on a put option on our outstanding common stock warrants issued with our Preferred Stock, which were all exchanged for Common Stock during the six months ended June 30, 2024.

A breakdown of other income (loss) is provided in the table below:
Table 4: Other Income (Loss)

	Three months ended June 30,		Six months ended June 30,		Variance	Variance
($ in thousands)	2025	2024	2025	2024	Quarter-over-Quarter	Year-over-Year
Net change in the allowance for credit losses	$—	$—	$—	$(4,230)	$—	$4,230
Unrealized gain (loss) on mortgage loans held-for-sale, net	2,519	(6,488)	3,488	(53,795)	9,007	57,283
Fair value adjustment on mark-to-market liabilities	—	4,430	—	3,077	(4,430)	(3,077)
Other gain (loss):
Gain (loss) on sale of securities	—	446	(3,037)	454	(446)	(3,491)
Loss from changes in fair value of securities	(2,119)	—	(4,771)	—	(2,119)	(4,771)
Gain (loss) on sale of mortgage loans	81	(2,533)	100	(2,971)	2,614	3,071
Impairment on real estate owned	(146)	(120)	(171)	(516)	(26)	345
Other gain (loss)	1,338	(731)	2,476	224	2,069	2,252
Total Other Income (Loss)	$1,673	$(4,996)	$(1,915)	$(57,757)	$6,669	$55,842
Mortgage Loan Portfolio
Our loan portfolio activity for the three and six months ended June 30, 2025 and 2024, is presented below:
Table 5: Loan Portfolio Activity

	Three months ended June 30,
	2025		2024
($ in thousands)	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$386,997	$27,469	$438,698	$368,288
Accretion recognized	4,562	—	8,227	—
Payments received on loans, net	(12,618)	(745)	(16,768)	(5,467)
Net reclassifications (to) from mortgage loans held-for-sale, net	—	—	(16,215)	16,215
Unrealized gain (loss) on mortgage loans held-for-sale, net	—	2,519	—	(6,488)
Reclassifications to REO	(46)	—	(26)	—
Sale of mortgage loans	—	(1,658)	—	(263,679)
Other	(1)	3	—	(1)
Ending Carrying Value	$378,894	$27,588	$413,916	$108,868

	Six months ended June 30,
	2025		2024
($ in thousands)	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$396,052	$27,788	$864,551	$55,718
Accretion recognized	9,454	—	20,050	—
Payments received on loans, net	(26,320)	(1,838)	(39,617)	(6,050)
Net reclassifications (to) from mortgage loans held-for-sale, net	—	—	(428,029)	428,029
Unrealized gain (loss) on mortgage loans held-for-sale, net	—	3,489	—	(53,795)
Reclassifications to REO	(92)	(196)	(1,696)	(345)
Sale of mortgage loans	—	(1,658)	—	(314,249)
Net change in the allowance for credit losses	—	—	(1,112)	—
Other	(200)	3	(231)	(440)
Ending Carrying Value	$378,894	$27,588	$413,916	$108,868
Table 6: Loan Portfolio Composition
As of June 30, 2025 and December 31, 2024, our loan portfolio consisted of the following:

($ in thousands)	June 30, 2025	December 31, 2024
No. of Loans	2,517	2,625
Total UPB(1)	$432,374	$454,893
Interest-Bearing Balance	$391,568	$413,130
Deferred Balance(2)	$40,806	$41,763
Market Value of Collateral	$1,151,495	$1,160,673
Current Purchase Price/Total UPB	80.0%	80.0%
Current Purchase Price/Market Value of Collateral	36.4%	37.4%
Weighted Average Coupon	4.5%	4.5%
Weighted Average LTV(3)	46.1%	48.2%
Weighted Average Remaining Term (months)	266	270

(1)At June 30, 2025 and December 31, 2024, our loan portfolio consists of fixed rate (62.7% of unpaid principal balance (“UPB”)), ARM (6.9% of UPB) and Hybrid ARM (30.5% of UPB); and fixed rate (62.6% of UPB), ARM (7.3% of UPB) and Hybrid ARM (30.1% of UPB), respectively.
(2)Represents amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)UPB as of June 30, 2025 and December 31, 2024, divided by market value of collateral and weighted by the UPB of the loan.
Table 7: Portfolio Characteristics
The following tables present certain characteristics about our mortgage loans by year of origination as of June 30, 2025 and December 31, 2024, respectively:
Portfolio at June 30, 2025:

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	291	1,427	799
UPB	$49,285	$286,164	$96,925
Percent of mortgage loan portfolio by year of origination	11.4%	66.2%	22.4%
Loan Attributes:
Weighted average loan age (months)	164.6	221.3	260.1
Weighted average loan-to-value	45.2%	48.6%	39.3%
Delinquency Performance:
Current	80.6%	82.6%	80.7%
30 days delinquent	5.9%	8.8%	9.5%
60 days delinquent	1.7%	2.7%	2.2%
90+ days delinquent	2.6%	2.3%	2.0%
Foreclosure	9.2%	3.6%	5.6%
Portfolio at December 31, 2024

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	304	1,485	836
UPB	$51,872	$300,938	$102,083
Percent of mortgage loan portfolio by year of origination	11.4%	66.2%	22.4%
Loan Attributes:
Weighted average loan age (months)	157.3	215.3	254.3
Weighted average loan-to-value	46.8%	51.1%	40.3%
Delinquency Performance:
Current	76.7%	79.7%	76.9%
30 days delinquent	7.2%	10.8%	10.6%
60 days delinquent	0.1%	0.2%	0.4%
90+ days delinquent	9.6%	6.0%	8.0%
Foreclosure	6.4%	3.4%	4.1%
Table 8: Loans by State
The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof at June 30, 2025 and December 31, 2024 ($ in thousands):

June 30, 2025						December 31, 2024
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	425	$122,103	28.2%	$324,374	28.2%	CA	433	$127,133	27.9%	$325,507	28.0%
FL	326	52,356	12.1%	151,504	13.2%	FL	346	55,550	12.2%	157,625	13.6%
TX	158	12,728	2.9%	43,701	3.8%	TX	165	13,487	3.0%	44,561	3.8%
GA	140	14,734	3.4%	44,034	3.8%	GA	144	15,227	3.3%	44,549	3.8%
NY	135	38,847	9.0%	98,038	8.5%	NY	144	41,757	9.2%	101,167	8.7%
NJ	129	25,701	5.9%	62,376	5.4%	NJ	136	27,374	6.0%	63,381	5.5%
MD	110	23,959	5.5%	44,624	3.9%	MD	115	25,083	5.5%	45,794	3.9%
IL	102	16,023	3.7%	32,654	2.8%	IL	105	16,741	3.7%	32,072	2.8%
NC	94	10,859	2.5%	32,153	2.8%	NC	100	11,567	2.5%	32,913	2.8%
VA	86	16,942	3.9%	38,818	3.4%	VA	86	17,108	3.8%	37,916	3.3%
Other	812	98,122	22.9%	279,219	24.2%	Other	851	103,866	22.9%	275,188	23.8%
	2,517	$432,374	100.0%	$1,151,495	100.0%		2,625	$454,893	100.0%	$1,160,673	100.0%

Liquidity and Capital Resources
Our primary sources of funds are cash provided by net interest income, sales and repayments of our investments, debt financing sources, including secured bonds payable and repurchase financing agreements, and the issuance of equity securities when feasible and appropriate. Our total cash and cash equivalents at June 30, 2025 was $98.6 million.
We also may have difficulty accessing the capital markets on favorable terms or at all. Additionally, market events, including inflation and the related Federal Reserve bank actions, may still adversely impact our future operating cash flows due to the inability of some of our borrowers to make scheduled payments on time or at all, and through increased interest rates on secured bonds payable and repurchase financing agreements.
During the six months ended June 30, 2025, we issued 2,084,232 shares of 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (the “Series C Preferred Stock”), with 400,000 of such shares of Series C Preferred Stock sold to certain affiliates of the Manager at the public offering price of $25.00 per share. Total net proceeds to the Company from the issuance of the Series C Preferred stock were $50.8 million, after deducting underwriting discounts and offering expenses.
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
Currently, our primary sources of financing are repurchase financing agreements and secured bonds payable. As of June 30, 2025, our RMBS and CMBS portfolios had outstanding financing on repurchase financing agreements of $341.1 million which generally have 90-day terms and are subject to margin calls. Under secured bonds payable agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our judgment) change in interest rates.
Our mortgage loan portfolio is primarily financed through secured bonds payable. Under our secured bonds payable, we sell mortgage loans to a special purpose entity which then issues senior and subordinated notes secured by the mortgage loans. The notes are generally fixed rate and are non-recourse. The senior notes are subject to varying call provisions that we control. We hold the non-rated subordinate classes in all of our secured bonds payable.
We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets. We do, however, have debt covenants related to our various borrowing arrangements that have minimum liquidity and tangible net worth requirements, as well as maximum leverage ratio requirements. Generally, we are required to maintain minimum levels of Liquidity (as defined in the indenture governing our senior unsecured notes due 2027 (“2027 Notes”)) (in cash and cash equivalents) and tangible net worth of $30.0 million and $240.0 million, respectively. Similarly, our Consolidated Recourse Indebtedness to our Stockholders’ Equity ratio (as defined in the indenture governing the 2027 Notes) cannot exceed 4.0 to 1.0, excluding our secured bonds payable.
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
With respect to the next 12 months, we expect that our cash on hand, combined with our cash flow provided by our investments and our ability to roll our repurchase financing agreements will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls, and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. We have a significant number of near-term maturities, which we expect to be able to refinance. If we cannot repay or refinance our debt on favorable terms, we will need to seek out other sources of liquidity. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from secured financing agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.
Cash Flows
The following table summarizes changes to our cash and cash equivalents for the periods presented:

	Six months ended		Variance
($ in thousands)	June 30, 2025	June 30, 2024	Year-over-Year
Net cash (used in) provided by operating activities	$(1,630)	$8,019	$(9,649)
Net cash provided by investing activities	1,706	383,103	(381,397)
Net cash provided by (used in) financing activities	34,301	(371,930)	406,231
Net Change in Cash and Cash Equivalents	34,377	19,192	15,185
Cash and Cash Equivalents, Beginning of Period	64,252	52,834	11,418
Cash and Cash Equivalents, End of Period	$98,629	$72,026	$26,603
Operating Activities
Net cash from operating activities decreased by $9.6 million in the six months ended June 30, 2025, as compared to net cash provided by operating activities in the six months ended June 30, 2024, primarily driven by net interest income and the timing of payment of certain expenses.
Investing Activities
Net cash from investing activities decreased by $381.4 million in the six months ended June 30, 2025, as compared to cash flow generated in the six months ended June 30, 2024, primarily due to lower proceeds from sales of mortgage loans and increased investment into CMBS and other holdings in the current year period.
Financing Activities
Net cash from financing activities increased by $406.2 million in the six months ended June 30, 2025, as compared to cash used in the six months ended June 30, 2024, primarily due redemption of our 2024 Notes, net outflows of cash related to our repurchase financings, as well as redemption of senior convertible notes in the prior year period; the cash inflow for the current year period was primarily driven by issuance of our Series C Preferred Stock in the first quarter of 2025.
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
We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared in the six months ended June 30, 2025, were $5.5 million on Common Stock, and in the same period the Company accrued $1.6 million on Series C Preferred Stock dividend.
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
The following table presents summarized financial information for the guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor:

($ in thousands)	June 30, 2025	December 31, 2024
Total Assets	$296,667	$505,465

Repurchase financing agreements	64,322	291,140
Unsecured notes, net	108,077	107,647
Other liabilities	15,266	15,986
Total Liabilities	187,665	414,773

Total equity	109,002	90,692
Total Liabilities and Equity	$296,667	$505,465

	Six months ended
($ in thousands)	June 30, 2025	June 30, 2024
Total gain (loss) on revenue, net	$475	$(10,627)

Management fees and loan servicing fees	1,603	18,949
Other expenses	920	5,052
Loss attributable to the Company	(2,048)	(34,628)
Dividends on Preferred Stock	1,286	341
Net Loss Attributable to Common Stockholders	$(3,334)	$(34,969)

The total equity of the guarantors increased by $18.3 million at June 30, 2025, as compared to December 31, 2024.

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
Contractual Obligations
For 2025, our contractual obligations include secured bonds payable, repurchase financing agreements and our 2027 Notes. For additional information on our borrowing obligations, please see “Note 9 — Debt” in our consolidated financial statements included in this quarterly report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk are related to real estate risk, interest rate risk, prepayment risk and credit risk. We seek to actively manage these and other risks and to acquire and hold assets at prices that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Interest Rate Risk
We may continue to securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate MBS so created. We expect to continue to utilize repurchase lines of credit as an interim financing tool until we have sufficient volume to issue secured bonds payable. Increases in interest rates will increase our cost of funds for new secured bonds payable and our cost of funds on repurchase lines of credit on the repurchase reset date. Changes in interest rates may affect the fair value of the mortgage loans and real estate underlying our portfolios as well as our financing interest rate expense. Additionally, rises in interest rates may result in a lower refinance volume of our portfolio.
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

There are many reasons borrowers will fail to pay including but not limited to, in the case of residential mortgage loans, reductions in personal income, job loss and personal events such as divorce or health problems, and in the case of commercial mortgage loans, reduction in market rents and occupancy and poor property management services by borrowers. We will rely on the Servicer to mitigate our risk. Such mitigation efforts may include loan modifications and prompt foreclosure and property liquidation following a default. If a sufficient number of RPL borrowers default, our results of operations will suffer, and we may not be able to pay our own financing costs.
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

Item 1A. Risk Factors

For the three months ended June 30, 2025, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Annual Report. You should carefully consider those risks described, the information included under the caption “Cautionary Statement Regarding Forward-Looking Statements” and the other information included in this quarterly report. Our business, financial condition or results of operations could be adversely affected by any of these risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

RITHM PROPERTY TRUST INC.
(Registrant)
Date: July 31, 2025	By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer (Principal Financial Officer)