Form 10-Q
period 2025-09-30
Rithm Property Trust Inc.
filed 2025-11-04
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                  to
Commission File Number 001-36844

RITHM PROPERTY TRUST INC.
(Exact name of registrant as specified in its charter)

Maryland	46-5211870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

799 Broadway New York, NY	10003
(State or other jurisdiction of incorporation or organization)	(Zip Code)

646-868-5483
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RPT	New York Stock Exchange
9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RPT.PRC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value per share: 45,428,460 shares outstanding as of October 31, 2025.

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

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 18, 2025 (“Annual Report”). These risks include, among others:
•changes to our business strategy to invest in the commercial real estate (“CRE”) sector, including commercial mortgage-backed securities (“CMBS”), commercial real property and commercial mortgage loans as a result of the Strategic Transaction (as defined below), and the risk that we may not successfully execute the new strategy;
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
•the risk of delinquency, foreclosure and loss associated with CRE-related investments that are secured by commercial real property;
•the non-recourse nature of our investments in commercial mortgage loans and the limited options for financial recovery in the event of default;
•the impact of adverse weather conditions, man-made or natural disasters, including wildfires and flooding events, and climate change;
•general risks of CRE investments, including, but not limited to, the risk of delinquency and foreclosure, the risks of loss, the dependence upon the successful operation of, and the net income from, real property, and the risks that may be specific to a particular type or use of a particular property;
•risks associated with the servicers of CRE loans;
•the risks associated with investments in CMBS, including, but not limited to, interest shortfalls, the regulation of CRE loans and the results of bankruptcy or insolvency claims which could invalidate the debt;
•the impact of conditions, including adverse changes, in the real estate, mortgage or housing markets and changes in the general economy, including the impacts of tariffs;
•the fact that our share price has been and may continue to be volatile;
•the broader impacts of interest rates, inflation and potential for a global economic recession;
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
•the Servicer’s (as defined below) ability to perform its obligations under the Servicing Agreements (as defined below);
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Interim Financial Statements
RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except share and per share data)	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$81,446	$64,252
Restricted cash	924	—
Mortgage loans held-for-investment, net(1)	372,865	396,052
Mortgage loans held-for-sale, net	27,427	27,788
Commercial mortgage-backed securities, at fair value(2)	274,044	246,614
Residential mortgage-backed securities(3)	183,212	197,916
Other investments(4)	36,064	30,454
Other assets	27,111	14,263
Total Assets	$1,003,093	$977,339
Liabilities and Equity
Liabilities
Secured bonds payable, net(1)	$235,930	$258,353
Repurchase financing agreements	361,120	356,565
Unsecured notes, net	108,292	107,647
Accrued expenses and other liabilities	6,248	8,006
Total Liabilities	711,590	730,571
Commitments and Contingencies – see Note 8
Stockholders’ Equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, 2,084,232 and 0 shares issued and outstanding, $52,106 and $0 aggregate liquidation preference, respectively	50,785	—
Common Stock $0.01 par value, 125,000,000 shares authorized, 47,092,825 and 47,085,117 shares issued and 45,428,460 and 45,420,752 shares outstanding, respectively	471	471
Additional paid-in capital	425,073	425,039
Treasury stock	(11,594)	(11,594)
Accumulated deficit	(170,908)	(158,003)
Accumulated other comprehensive loss	(2,174)	(8,991)
Stockholders' Equity in Rithm Property Trust Inc.	291,653	246,922
Noncontrolling interests	(150)	(154)
Total Stockholders’ Equity	291,503	246,768
Total Liabilities and Equity	$1,003,093	$977,339

(1)Mortgage loans held-for-investment, net includes $371.6 million and $394.6 million of loans at September 30, 2025 and December 31, 2024, respectively, transferred to securitization trusts. These loans can only be used to settle obligations of the trusts. Secured bonds payable, net consists of notes issued by the trusts that can only be settled with the assets and cash flows of the specific trust. The creditors do not have recourse to Rithm Property Trust Inc. See Note 9 — Debt. Mortgage loans held-for-investment, net are net of an allowance of $0 at September 30, 2025 and December 31, 2024.
(2)Commercial mortgage-backed securities, at fair value (“CMBS”) had amortized cost of $273.4 million and $245.5 million, at September 30, 2025 and December 31, 2024, respectively.
(3)Includes residential mortgage-backed securities (“RMBS”) available-for-sale (“AFS”), at fair value of $49.3 million and $62.2 million, which had amortized cost of $49.3 million and $68.2 million, at September 30, 2025 and December 31, 2024, respectively. RMBS investments in beneficial interests are net of an allowance of zero and $9.1 million at September 30, 2025 and December 31, 2024, respectively.
(4)Includes investments at fair value of $18.5 million and $29.9 million, at September 30, 2025 and December 31, 2024, respectively.

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
($ in thousands except share and per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Interest Income
Interest income	$13,424	$12,348	$40,260	$40,001
Interest expense	(9,436)	(8,660)	(28,245)	(34,333)
Net interest income	3,988	3,688	12,015	5,668

Expenses
Related party loan servicing fee	485	593	1,488	3,651
Related party management fee	1,603	2,235	4,650	21,866
Professional fees	887	1,083	2,636	2,643
General and administrative	990	1,281	2,905	7,962
Total expense	3,965	5,192	11,679	36,122

Other Loss
Net change in the allowance for credit losses	—	(857)	—	(5,087)
Unrealized gain (loss) on mortgage loans held-for-sale, net	194	(1,712)	3,683	(55,507)
Fair value adjustment on mark-to-market liabilities	—	—	—	3,077
Other loss	(466)	(3,907)	(5,870)	(6,717)
Total other loss	(272)	(6,476)	(2,187)	(64,234)

Loss Before Income Taxes	(249)	(7,980)	(1,851)	(94,688)
Income tax expense (benefit)	24	(23)	(86)	119
Net Loss	(273)	(7,957)	(1,765)	(94,807)
Net income (loss) attributable to the noncontrolling interests	—	72	4	(60)
Net Loss Attributable to Rithm Property Trust Inc.	(273)	(8,029)	(1,769)	(94,747)
Dividends on Preferred Stock	1,286	—	2,923	341
Net Loss Attributable to Common Stockholders	$(1,559)	$(8,029)	$(4,692)	$(95,088)

Net Loss per Share of Common Stock
Basic	$(0.03)	$(0.18)	$(0.10)	$(2.46)
Diluted	$(0.03)	$(0.18)	$(0.10)	$(2.46)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	45,422,527	45,327,254	45,418,797	38,482,055
Diluted	45,422,527	45,327,254	45,418,797	38,482,055

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Consolidated net loss attributable to common stockholders	$(1,559)	$(8,029)	$(4,692)	$(95,088)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	1,037	4,846	6,101	3,413
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	141	770	716	2,335
Comprehensive Income (Loss)	$(381)	$(2,413)	$2,125	$(89,340)

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

($ in thousands, except per share data)	Preferred Stock - Series C Shares	Preferred Stock - Series C Amount	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling interest	Total Stockholders’ Equity
June 30, 2025	2,084,232	$50,785	45,420,752	$471	$(11,594)	$425,052	$(166,623)	$(3,352)	$294,739	$(150)	$294,589
Net loss	—	—	—	—	—	—	(273)	—	(273)	—	(273)
Common dividend declared ($0.06 per share)	—	—	—	—	—	—	(2,726)	—	(2,726)	—	(2,726)
Preferred dividend accrued	—	—	—	—	—	—	(1,286)	—	(1,286)	—	(1,286)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	1,037	1,037	—	1,037
Other	—	—	7,708	—	—	21	—	—	21	—	21
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	141	141	—	141
September 30, 2025	2,084,232	$50,785	45,428,460	$471	$(11,594)	$425,073	$(170,908)	$(2,174)	$291,653	$(150)	$291,503

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(Unaudited)

($ in thousands, except per share data)	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling interest	Total Stockholders’ Equity
June 30, 2024	45,605,549	$466	$(9,557)	$423,899	$(147,361)	$(13,895)	$253,552	$929	$254,481
Net loss	—	—	—	—	(8,029)	—	(8,029)	72	(7,957)
Distribution shares from the Former Manager	(628,580)	—	(2,037)	—	—	—	(2,037)	—	(2,037)
Stock-based compensation expense	2,000	—	—	13	—	—	13	—	13
Dividends declared ($0.06 per share) and distributions	—	—	—	—	(2,736)	—	(2,736)	—	(2,736)
Equity issuance costs moved to APIC	—	—	—	(289)	—	—	(289)	—	(289)
Unrealized gains on available-for-sale securities	—	—	—	—	—	4,846	4,846	—	4,846
Other	—	—	—	—	—	—	—	2	2
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	770	770	—	770
September 30, 2024	44,978,969	$466	$(11,594)	$423,623	$(158,126)	$(8,279)	$246,090	$1,003	$247,093

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(Unaudited)

($ in thousands, except per share data)	Preferred Stock - Series C Shares	Preferred Stock - Series C Amount	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 31, 2024	—	$—	45,420,752	$471	$(11,594)	$425,039	$(158,003)	$(8,991)	$246,922	$(154)	$246,768
Net loss	—	—	—	—	—	—	(1,769)	—	(1,769)	4	(1,765)
Issuance of Series C Preferred Stock	2,084,232	50,785	—	—	—	—	—	—	50,785	—	50,785
Common dividend declared ($0.18 per share)	—	—	—	—	—	—	(8,213)	—	(8,213)	—	(8,213)
Preferred dividend accrued	—	—	—	—	—	—	(2,923)	—	(2,923)	—	(2,923)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	6,101	6,101	—	6,101
Other	—	—	7,708	—	—	34	—	—	34	—	34
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	716	716	—	716
Balance as of September 30, 2025	2,084,232	$50,785	45,428,460	$471	$(11,594)	$425,073	$(170,908)	$(2,174)	$291,653	$(150)	$291,503

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(Unaudited)

($ in thousands, except per share data)	Preferred Stock - Series A Shares	Preferred Stock - Series A Amount	Preferred Stock - Series B Shares	Preferred Stock - Series B Amount	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling interest	Total Stockholders’ Equity
December 31, 2023	424,949	$9,411	1,135,590	$25,143	27,460,161	$285	$(9,557)	$352,060	$(54,382)	$(14,027)	$308,933	$1,962	$310,895
Net loss	—	—	—	—	—	—	—	—	(94,747)	—	(94,747)	(60)	(94,807)
Sale of shares	—	—	—	—	2,874,744	29	—	14,000	—	—	14,029	—	14,029
Exchange of preferred shares and warrants	(424,949)	(9,411)	(1,135,590)	(25,143)	12,046,218	120	—	40,919	(341)	—	6,144	—	6,144
Stock-based management termination fee expense	—	—	—	—	3,174,645	32	—	15,474	—	—	15,506	—	15,506
Distribution shares from the Former Manager	—	—	—	—	(628,580)	—	(2,037)	—	—	—	(2,037)	—	(2,037)
Stock-based compensation expense	—	—	—	—	51,781	—	—	1,459	—	—	1,459	—	1,459
Dividends declared ($0.22 per share) and distributions	—	—	—	—	—	—	—	—	(8,656)	—	(8,656)	(901)	(9,557)
Equity issuance costs moved to APIC	—	—	—	—	—	—	—	(289)	—	—	(289)	—	(289)
Unrealized gains on available-for-sale securities			—	—	—	—	—	—	—	3,413	3,413	—	3,413
Other	—	—	—	—	—	—	—	—	—	—	—	2	2
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	2,335	2,335	—	2,335
September 30, 2024	—	$—	—	$—	44,978,969	$466	$(11,594)	$423,623	$(158,126)	$(8,279)	$246,090	$1,003	$247,093

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
($ in thousands)	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net loss	$(1,765)	$(94,807)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based management termination fee and compensation expense	13	16,965
Mark-to-market on mortgage loans held-for-sale, net	(3,683)	55,507
Mark-to-market adjustment on securities carried at fair value	5,374	(934)
Discount accretion on mortgage loans	(490)	(2,708)
Interest and discount accretion on investment in debt securities	(824)	(5,366)
Discount accretion on investments in beneficial interests	(4,728)	(3,837)
(Gain) loss on sale of mortgage loans	(100)	4,534
Loss on sale of real estate owned properties	(413)	(503)
Gain on sale of residential mortgage-backed securities	3,037	2,372
Impairment of real estate owned	731	521
Credit loss expense on mortgage loans and beneficial interests	—	910
Net increase in the net present value of expected credit losses	—	4,230
Amortization of debt discount and prepaid financing costs	1,150	5,019
Undistributed (gain) loss from investment in affiliates	(1,102)	3,590
Fair value adjustment on mark-to-market liabilities	—	(3,077)
Net change in operating assets and liabilities:
Other assets	905	26,332
Accrued expenses and other liabilities	(5,570)	(6,031)
Net cash (used in) provided by operating activities	(7,465)	2,717
Cash Flows from Investing Activities
Principal paydowns on mortgage loans	25,774	40,629
Proceeds from sale of mortgage loans	1,758	384,056
Origination of commercial loan	(15,989)	—
Purchase of commercial mortgage-backed securities, at fair value	(49,075)	(101,662)
Principal and interest collection on residential mortgage-backed securities	30,644	45,512
Proceeds from sales of residential mortgage-backed securities, available-for-sale	14,341	57,802
Paydown on other investments	7,998	—
Proceeds from sale of real estate owned, held-for-sale	1,881	1,572
Investment in equity method investments	(17,500)	—
Distribution from affiliates	1,552	408
Net cash provided by investing activities	1,384	428,317
Cash Flows from Financing Activities
Proceeds from issuance of Series C Preferred Stock	50,785	—
Net change in repurchase financing agreements	4,555	(144,281)
Repayments on secured bonds payable	(22,928)	(146,075)
Redemption of senior convertible notes	—	(103,516)
Payment of transaction costs	—	(10,426)
Sale of Common Stock, net of offering costs	—	14,000
Distribution to noncontrolling interests	—	(900)

	Nine months ended
($ in thousands)	September 30, 2025	September 30, 2024
Dividends paid on Common Stock and Preferred Stock	(8,213)	(8,654)
Net cash provided by (used in) financing activities	24,199	(399,852)
Net Change in Cash and Cash Equivalents and Restricted Cash	18,118	31,182
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	64,252	52,834
Cash and Cash Equivalents and Restricted Cash, End of Period	$82,370	$84,016

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$29,911	$29,893
Cash paid for income taxes	310	97

Supplemental Disclosure of Noncash Investing and Financing Activities:
Net transfer of loans from mortgage held-for-investment, net to mortgage loans held-for-sale, net	$—	$428,029
Preferred Stock and warrants redeemed for Common Stock	—	58,031
Conversion of 2020 Warrants for common shares	—	18,677
Common Stock settled for management fee and compensation expense	—	16,965
Issuance of 2024 Warrants	—	2,734
Net transfer of loans to property held-for-sale	288	2,041
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	716	2,335
Other non-cash loan charges	—	671
Unrealized gain (loss) on available-for-sale securities	6,101	3,413

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$81,446	$84,016
Restricted cash	924	—
Total Cash and Cash Equivalents and Restricted Cash	$82,370	$84,016

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Business and Organization

Rithm Property Trust Inc., a Maryland corporation (“Rithm Property Trust” or the “Company”), is an externally managed real estate investment trust (“REIT”) formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo, an affiliate of the Aspen Capital group of companies. The Company focuses on investments in the commercial real estate sector (“CRE”).

As of September 30, 2025, the Company has two reportable operating segments: Residential and Commercial. The Company’s CRE business focuses on investments in the CRE sector, including originating, acquiring and managing portfolios of CMBS, commercial real property, commercial mortgage loans and other CRE investments. The Company’s Residential segment is focused on managing its historical portfolio, which includes residential mortgage assets, including whole mortgage loans, RMBS and beneficial interests. Prior to the Strategic Transaction (as defined below), the Company had primarily targeted acquisitions of (i) re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) non-performing loans (“NPLs”), which are residential mortgage loans on which the most recent three payments have not been made.

On June 11, 2024, the Company completed a strategic transaction with Rithm Capital Corp. (together with its subsidiaries, “Rithm” and such transactions together, the “Strategic Transaction”). The Strategic Transaction included (i) the entry into a Securities Purchase Agreement, dated as of February 26, 2024, by and among the Company, the Operating Partnership (as defined herein), Thetis Asset Management LLC (the “Former Manager”) and Rithm (the “SPA”), which provided for, among other things, the sale of $14.0 million of the Company’s common stock, par value $0.01 (“Common Stock”), at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company’s Common Stock on the New York Stock Exchange as of the date of the SPA and (ii) upon the approval of our stockholders on May 20, 2024, the entry into a new Management Agreement, dated as of June 11, 2024, (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024 (the “Amendment”), and as may be further amended, modified or supplemented from time to time, the “Management Agreement”), by and between RCM GA Manager LLC, an affiliate of Rithm (“RCM GA” or the “Manager”) and the Company, under which, RCM GA became our new external manager. In connection with the Strategic Transaction, on February 26, 2024, the Company issued a termination notice to its Former Manager, and, on June 11, 2024, the Company terminated its existing management contract with the Former Manager in exchange for approximately 3.2 million shares of Common Stock and $0.6 million in cash. For a full description of the components of the Strategic Transaction, see the Company’s Definitive Proxy Statement filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on April 10, 2024. In addition, in connection with the Strategic Transaction, the Company changed its principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003. On December 2, 2024, the Company rebranded and changed its name to Rithm Property Trust Inc. from Great Ajax Corp.

On October 18, 2024, the Company’s board of directors (“Board of Directors”) approved, and the Company and the Manager entered into the Amendment, to provide that the base management fee and the incentive fee shall be payable in cash or, at the election of the Manager, in shares of Common Stock of the Company, subject to the terms and conditions of the Amendment.

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

The Operating Partnership, through interests in certain entities, as of September 30, 2025 and 2024, held 99.9% of Rithm Property Trust II REIT Inc. (“Rithm Property Trust II REIT”), which owns Great Ajax II Depositor LLC (“Great Ajax II Depositor”), which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of September 30, 2025 and 2024, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.

The consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K filed with the SEC on February 18, 2025 (the “Annual Report”).

Note 2 — Basis of Presentation and Significant Accounting Policies

Interim Financial Statements — The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities classified as variable interest entities (each, a “VIE” and collectively, “VIEs”) in which the Company is determined to be the primary beneficiary. For entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company applies the equity method of accounting whereby it records its share of the underlying income of such entities unless a fair value option is elected. Distributions from such investments are classified in the consolidated statements of cash flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

The Company consolidates the results and balances of two subsidiaries with noncontrolling ownership interests held by third parties. The Company previously owned a 53.1% interest in AS Ajax E LLC II. The Company received a liquidating distribution from AS Ajax E LLC II in June 2024, and its investment has been terminated. Ajax Mortgage Loan Trust 2017-D (“2017-D”) is a securitization trust that holds mortgage loans, REO property and secured bonds payable; 2017-D is 50.0% owned by the Company as of September 30, 2025 and December 31, 2024. Rithm Property Trust II REIT wholly owns Great Ajax II Depositor, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and certain additional trusts the Company may form for additional secured bonds payable and is 99.9% owned by the Company as of September 30, 2025 and December 31, 2024. The Company recognizes noncontrolling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

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

Use of Estimates — The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in preparation of the consolidated financial statements are reasonable. The most critical estimates include those related to the estimated cash flows on its mortgage loans held-for-investment and investments in beneficial interests and fair value measurements of the Company’s assets, including CMBS and RMBS AFS. Actual results could differ from those estimates, and such differences could be material.

Segment Information — Prior to the first quarter of 2025, the Company had one reportable operating segment. In the first quarter of 2025, the Company reevaluated and revised the composition of its reportable segments, as a result of a recent shift in its investment strategy into CRE assets, as well as changes in management reporting structure and performance assessment. The reevaluation resulted in the identification of two operating and reportable segments: the residential segment (“Residential”) and the commercial segment (“Commercial”).

The Residential segment is focused on managing its portfolio of residential mortgage assets, including whole mortgage loans, RMBS and beneficial interests. The Commercial segment is focused on acquiring and managing portfolios of CMBS, commercial real property, commercial mortgage loans and other CRE investments. Activities that are not directly attributable, or not allocated to any of the reportable segments, are reported under corporate (“Corporate”) as a reconciling item to the Company’s consolidated financial statements.

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

Restricted cash — Restricted cash represents cash held in escrow for committed but undrawn funds related to a commercial loan investment.

For the complete listing of the significant accounting policies, see Note 2 — Basis of Presentation and Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report.

Recently Adopted Accounting Standards — No changes to GAAP that went into effect in the three months ended September 30, 2025, had a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards — In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including a tabular rate reconciliation for specified categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires a summary of federal, state and local, and foreign income taxes paid, net of refunds received, as well as separate disclosure of payments made to jurisdictions representing 5% or more of total income taxes paid. The new disclosures specified by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements upon adoption.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements upon adoption.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses for current accounts receivable and current contract assets under FASB Accounting Standards Codification 606 - Revenues from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for the Company on January 1, 2026, with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements upon adoption.

Note 3 - Segment Reporting

As noted above, prior to the first quarter of 2025, the Company had only one reportable operating segment. Beginning with the first quarter of 2025, the Company has two reportable operating segments: Residential and Commercial. Segment information for prior periods has been recast to reflect this change. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under Corporate as a reconciling item to the Company’s consolidated financial statements. The activities within Corporate primarily consist of general and administrative expenses, corporate cash, related interest income and interest expense on corporate debt, which included the 2027 Notes (as defined below) and, prior to their settlement in 2024, the 2024 Notes (as defined below). See Note 2 for additional details on the Company’s segments.

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

The following tables summarize segment financial information and financial information for the Corporate category, as applicable:

	Three months ended September 30, 2025
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$7,847	$4,484	$1,093	$13,424
Interest expense	(3,536)	(2,951)	(2,949)	(9,436)
Net interest income (expense)	4,311	1,533	(1,856)	3,988

Related party loan servicing fee	485	—	—	485
Related party management fee	—	—	1,603	1,603
Professional fees	—	(6)	893	887
General and administrative	79	—	911	990
Total expense	564	(6)	3,407	3,965

Unrealized gain on mortgage loans held-for-sale, net	194	—	—	194
Other gain (loss)	(502)	29	7	(466)
Total other gain (loss)	(308)	29	7	(272)

Income (loss) before income taxes	3,439	1,568	(5,256)	(249)
Income tax expense	21	—	3	24
Net Income (Loss)	$3,418	$1,568	$(5,259)	$(273)

	Three months ended September 30, 2024
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$10,337	$967	$1,044	$12,348
Interest expense	(2,748)	—	(5,912)	(8,660)
Net interest income (expense)	7,589	967	(4,868)	3,688

Related party loan servicing fee	593	—	—	593
Related party management fee	—	—	2,235	2,235
Professional fees	—	—	1,083	1,083
General and administrative	—	—	1,281	1,281
Total expense	593	—	4,599	5,192

Net change in the allowance for credit losses	(857)	—	—	(857)
Unrealized loss on mortgage loans held-for-sale, net	(1,712)	—	—	(1,712)
Other gain (loss)	(4,402)	706	(211)	(3,907)
Total other gain (loss)	(6,971)	706	(211)	(6,476)

Income (loss) before income taxes	25	1,673	(9,678)	(7,980)
Income tax benefit	—	—	(23)	(23)
Net Income (Loss)	$25	$1,673	$(9,655)	$(7,957)

	Nine months ended September 30, 2025
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$24,218	$13,051	$2,991	$40,260
Interest expense	(10,819)	(7,728)	(9,698)	(28,245)
Net interest income (expense)	13,399	5,323	(6,707)	12,015

Related party loan servicing fee	1,488	—	—	1,488
Related party management fee	—	—	4,650	4,650
Professional fees	—	8	2,628	2,636
General and administrative	172	43	2,690	2,905
Total expense	1,660	51	9,968	11,679

Unrealized gain on mortgage loans held-for-sale, net	3,683	—	—	3,683
Other loss	(2,468)	(3,005)	(397)	(5,870)
Total other gain (loss)	1,215	(3,005)	(397)	(2,187)

Income (loss) before income taxes	12,954	2,267	(17,072)	(1,851)
Income tax expense (benefit)	(151)	—	65	(86)
Net Income (Loss)	$13,105	$2,267	$(17,137)	$(1,765)

	Nine months ended September 30, 2024
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$35,854	$967	$3,180	$40,001
Interest expense	(10,286)	—	(24,047)	(34,333)
Net interest income (expense)	25,568	967	(20,867)	5,668

Related party loan servicing fee	3,651	—	—	3,651
Related party management fee	—	—	21,866	21,866
Professional fees	—	—	2,643	2,643
General and administrative	—	—	7,962	7,962
Total expense	3,651	—	32,471	36,122

Net change in the allowance for credit losses	(5,087)	—	—	(5,087)
Unrealized loss on mortgage loans held-for-sale, net	(55,507)	—	—	(55,507)
Fair value adjustment on mark-to-market liabilities	—	—	3,077	3,077
Other gain (loss)	(7,587)	574	296	(6,717)
Total other gain (loss)	(68,181)	574	3,373	(64,234)

Income (loss) before income taxes	(46,264)	1,541	(49,965)	(94,688)
Income tax expense	—	—	119	119
Net Loss	$(46,264)	$1,541	$(50,084)	$(94,807)

($ in thousands)	Residential	Commercial	Corporate Category	Total
As of September 30, 2025
Total assets	$590,061	$327,933	$85,099	$1,003,093
Equity method investments	—	17,590	—	17,590
As of December 31, 2024
Total assets	$631,324	$276,530	$69,485	$977,339
Equity method investments	—	—	538	538

Note 4 — Mortgage Loans

The activity in and the balances of the Company’s mortgage loan portfolio are presented in the tables below:

	For three months ended September 30,
	2025		2024
($ in thousands)	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$378,894	$27,588	$413,916	$108,868
Accretion recognized	4,447	—	6,288	—
Payments received on loans, net	(10,476)	(355)	(16,175)	(1,500)
Unrealized gain (loss) on mortgage loans held-for-sale, net	—	194	—	(1,712)
Sale of mortgage loans	—	—	—	(74,341)
Other	—	—	(973)	—
Ending Carrying Value	$372,865	$27,427	$403,056	$31,315

	For nine months ended September 30,
	2025		2024
($ in thousands)	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$396,052	$27,788	$864,551	$55,718
Accretion recognized	13,901	—	26,338	—
Payments received on loans, net	(36,796)	(2,193)	(55,792)	(7,550)
Net reclassifications (to) from mortgage loans held-for-sale, net	—	—	(428,029)	428,029
Unrealized gain (loss) on mortgage loans held-for-sale, net	—	3,683	—	(55,507)
Reclassifications to REO	(92)	(196)	(1,696)	(345)
Sale of mortgage loans	—	(1,658)	—	(388,590)
Net change in the allowance for credit losses	—	—	(1,112)	—
Other	(200)	3	(1,204)	(440)
Ending Carrying Value	$372,865	$27,427	$403,056	$31,315

Effective June 30, 2024, all residential loans held at the Operating Partnership are designated as held-for-sale and accordingly no longer subject to ASU 2016-13, Financial Instruments - Credit Losses (known as “CECL”). These loans are measured at the lower of amortized cost or fair value on an aggregated basis for assets with similar risk characteristics. Conversely, all loans held at Rithm Property Trust II REIT continue to be classified as held-for-investment and remain subject to CECL. Beginning with the quarter ended September 30, 2024, and in connection with the change in the Company’s strategy, the Company determined a legal entity approach was appropriate with the remaining loans held-for-investment based on the relatively homogeneous characteristics of the loans in each entity. Accordingly, the Company uses the following five pools:

1.Ajax Mortgage Trust 2019-D (“2019-D”);
2.Ajax Mortgage Trust 2019-F (“2019-F”);
3.Ajax Mortgage Trust 2020-B (“2020-B”);
4.Ajax Mortgage Trust 2021-A (“2021-A”); and
5. 18-1 LLC.

The following table presents information regarding the year of origination of the Company’s mortgage loan portfolio by basis:

	September 30, 2025
Mortgage loans, net	2025	2024	2023	2022	2021	2020	2019-2010	2009-2007	2006 and prior	Total
	($ in thousands)
2019-D	$—	$—	$—	$—	$—	$—	$2,255	$49,510	$35,244	$87,009
2019-F	—	—	—	—	—	—	6,780	43,592	31,755	82,127
2020-B	—	—	—	—	—	—	7,100	40,033	42,681	89,814
2021-A	—	—	—	—	—	691	3,834	57,151	51,015	112,691
18-1 LLC	—	—	—	—	—	—	1,193	27	4	1,224
Held-for-investment	$—	$—	$—	$—	$—	$691	$21,162	$190,313	$160,699	$372,865

Held-for-sale	$—	$—	$—	$561	$318	$—	$3,223	$11,956	$11,369	$27,427

	December 31, 2024
Mortgage loans, net	2024	2023	2022	2021	2020	2019	2018-2009	2008-2006	2005 and prior	Total
	($ in thousands)
2019-D	$—	$—	$—	$—	$—	$—	$7,476	$64,495	$19,147	$91,118
2019-F	—	—	—	—	—	—	11,656	59,602	17,921	89,179
2020-B	—	—	—	—	—	—	10,739	58,769	25,582	95,090
2021-A	—	—	—	—	708	164	8,956	82,053	27,299	119,180
18-1 LLC	—	—	—	—	—	398	1,082	—	5	1,485
Held-for-investment	$—	$—	$—	$—	$708	$562	$39,909	$264,919	$89,954	$396,052

Held-for-sale	$—	$—	$702	$415	$—	$—	$4,280	$17,049	$5,342	$27,788

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

The following table presents activity in the allowance for expected credit losses on mortgage loans:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Allowance for expected credit losses, beginning of period	$—	$—	$—	$(3,426)
Reclassification to (from) non-credit discount from (to) the allowance for changes in payment timing expectations	—	—	—	310
Credit loss expense on mortgage loans	—	—	—	(53)
Net change in the allowance for credit losses	—	—	—	(1,112)
Reversal of allowance upon reclass of mortgage loans held-for-sale, net	—	—	—	4,281
Allowance for Expected Credit Losses, End of Period	$—	$—	$—	$—

The following tables set forth the carrying value of the Company’s mortgage loans by delinquency status as of September 30, 2025 and December 31, 2024. Each column indicates the carrying value of loans which are past due on such mortgage payment for the applicable number of days shown or for which the Company has initiated foreclosure proceedings. A status of “Current” indicates the borrower is not delinquent.

($ in thousands)	September 30, 2025
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
2019-D	$78,484	$5,235	$3	$1,004	$2,283	$87,009
2019-F	66,499	7,823	162	6,163	1,480	82,127
2020-B	67,953	10,952	89	5,338	5,482	89,814
2021-A	97,105	7,437	652	5,680	1,817	112,691
18-1 LLC	1,190	34	—	—	—	1,224
Total	$311,231	$31,481	$906	$18,185	$11,062	$372,865

($ in thousands)	September 30, 2025
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$12,636	$4,568	$51	$4,120	$6,052	$27,427
Total	$12,636	$4,568	$51	$4,120	$6,052	$27,427

($ in thousands)	December 31, 2024
Mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
2019-D	$80,761	$5,649	$216	$3,151	$1,341	$91,118
2019-F	72,175	9,739	—	4,381	2,884	89,179
2020-B	68,917	14,851	93	8,053	3,176	95,090
2021-A	101,878	8,149	517	5,978	2,658	119,180
18-1 LLC	1,253	34	—	103	95	1,485
Total	$324,984	$38,422	$826	$21,666	$10,154	$396,052

($ in thousands)	December 31, 2024
Mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$13,529	$4,866	$55	$5,528	$3,810	$27,788
Total	$13,529	$4,866	$55	$5,528	$3,810	$27,788

The following table summarizes the geographic distribution of the Company’s mortgage loans for the top 10 states as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025		December 31, 2024
State Concentration	UPB	% UPB	UPB	% UPB
California	$120,696	28.3%	$127,133	27.9%
Florida	51,652	12.1%	55,550	12.2%
Texas	12,173	2.9%	13,487	3.0%
Georgia	14,365	3.4%	15,227	3.3%
New York	38,516	9.0%	41,757	9.2%
New Jersey	25,553	6.0%	27,374	6.0%
Maryland	23,733	5.6%	25,083	5.5%
Illinois	15,696	3.7%	16,741	3.7%
North Carolina	10,693	2.5%	11,567	2.5%
Virginia	16,511	3.9%	17,108	3.8%
Other	96,347	22.6%	103,866	22.9%
	$425,935	100.0%	$454,893	100.0%

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

The Company’s investments in RMBS are investments in unconsolidated VIEs, and the Company’s maximum exposure to loss is limited to the amount of its investment.

The Company’s investments in RMBS HTM represent the 5.01% the Company is required to retain under the European risk retention rules for the Company’s secured bonds payable (the “EU Retained Interest”). Under the European risk retention rules, the Company must hold at least 5.0% of the nominal value of each class of securities offered or sold to investors, and the Company is prohibited from selling, transferring or otherwise surrendering all or part of the EU Retained Interest until all such classes are paid in full or redeemed.

The Company’s RMBS AFS and HTM all have stated maturities of more than 10 years. The securities are subject to prepayments on the underlying collateral and varying call provisions held by the majority certificate holders. The Company is not a majority certificate holder and cannot influence the timing of any call provisions.

During the nine months ended September 30, 2025 and 2024, the Company reported $(8.4) million and $(0.9) million respectively, of fair value gains (losses) in current period earnings on securities carried at fair value of which $(3.6) million was reclassified from other comprehensive loss to realized loss due to the sale of RMBS AFS with par of $20.7 million in the first quarter of 2025. The changes in unrealized gains and losses are recorded in other income (loss) in the consolidated statements of operations. There were no sales of RMBS in the three months ended September 30, 2025 or in the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, the Company acquired $0.0 million and $49.1 million in par of CMBS, respectively. Comparatively, during the three and nine months ended September 30, 2024, the Company purchased $101.9 million in par CMBS.

In the first quarter of 2025, the Company entered into a joint real estate venture with Rithm (the “Commercial Real Estate JV”) to fund a certain mortgage note receivable in the amount of $35.0 million with each contributing $17.5 million. The Company applies equity method accounting to the investment, which had a carrying book value of $17.6 million as of September 30, 2025.

The following table presents information regarding the Company’s investments in debt securities and other investments, at fair value:

($ in thousands)	As of September 30, 2025
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial mortgage-backed securities, at fair value	$273,388	$758	$(101)	$274,044
RMBS available-for-sale, at fair value	49,263	492	(448)	49,307
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of $0	42,520	1	(1,379)	41,142
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $0	91,385	9,745	(35,623)	65,507
Residential mortgage-backed securities	183,168	10,238	(37,450)	155,956
Other investments, at fair value(2)	21,428	—	(2,953)	18,475
Total investments	$477,984	$10,996	$(40,504)	$448,475

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.
(2)Refer to Note 6 for additional details on other investments, at fair value.

($ in thousands)	As of December 31, 2024
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial mortgage-backed securities, at fair value	$245,540	$1,074	$—	$246,614
RMBS available-for-sale, at fair value	68,226	273	(6,330)	62,169
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of zero	46,043	8	(2,104)	43,947
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $9,082	89,704	1,001	(23,661)	67,044
Residential mortgage-backed securities	203,973	1,282	(32,095)	173,160
Other investments, at fair value(2)	29,916	—	—	29,916
Total investments	$479,429	$2,356	$(32,095)	$449,690

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.
(2)Refer to Note 6 for additional details on other investments, at fair value.

The following table presents a breakdown of the Company’s gross unrealized gains and losses on its investments in RMBS AFS grouped by due date:

($ in thousands)	As of September 30, 2025
	Step-up date(s)(1)	Basis(2)	Gross unrealized gains	Gross unrealized losses	Fair value
RMBS due March 2060	n/a	$3,845	$69	$—	$3,914
RMBS due January 2061(3)	n/a	5,180	—	(67)	5,113
RMBS due June 2061(3)	n/a	8,685	65	(161)	8,589
RMBS due October 2061(3)	April 2029	5,549	—	(120)	5,429
RMBS due March 2062(3)	May 2029	5,920	—	(100)	5,820
RMBS due July 2062	February 2030	9,054	217	—	9,271
RMBS due October 2062	October 2026	4,492	37	—	4,529
RMBS due May 2063	July 2030	6,538	104	—	6,642
RMBS Available-for-Sale, at Fair Value		$49,263	$492	$(448)	$49,307

(1)When applicable, the step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs, accrued interest and principal paydowns or additional investment into security.
(3)These securities have been in an unrealized loss position for 12 months or longer.

($ in thousands)	As of December 31, 2024
	Step-up date(s)(1)	Basis(2)	Gross unrealized gains	Gross unrealized losses	Fair value
RMBS due March 2060(3)	February 2025	$3,825	$—	$(362)	$3,463
RMBS due December 2060(3)	July 2029	7,521	—	(3,133)	4,388
RMBS due January 2061(3)	September 2024	4,886	—	(384)	4,502
RMBS due June 2061(3)	January 2025/February 2025	8,674	—	(762)	7,912
RMBS due October 2061(3)	April 2029	6,015	—	(371)	5,644
RMBS due March 2062(3)	May 2029	9,397	—	(585)	8,812
RMBS due July 2062(3)	February 2030	12,081	—	(733)	11,348
RMBS due October 2062	October 2026	4,673	221	—	4,894
RMBS due May 2063	July 2030	11,154	52	—	11,206
RMBS Available-for-Sale, at Fair Value		$68,226	$273	$(6,330)	$62,169

(1)When applicable, the step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs, accrued interest and principal paydowns or additional investment into security.
(3)These securities have been in an unrealized loss position for 12 months or longer.

The following table presents accretable interest income on debt securities and yield recognized on beneficial interests for the three and nine months ended September 30, 2025 and 2024:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income on CMBS	$4,201	$959	$12,637	$959
Interest income on RMBS AFS and HTM	1,367	1,700	4,271	6,015
Accretable yield recognized on beneficial interests	1,644	2,358	4,728	3,836
	$7,212	$5,017	$21,636	$10,810

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

During the three and nine months ended September 30, 2025 and 2024, the Company had no activity and no balance related to the allowance for expected credit losses for investments in RMBS AFS and HTM.

The following table presents the activity in the allowance for expected credit losses for beneficial interests:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Allowance for expected credit losses, beginning balance	$(9,082)	$(9,082)	$(9,082)	$(6,880)
Reclassification to non-credit discount from the allowance for changes in payment expectations	9,082	857	9,082	1,773
Net change in the allowance for credit losses	—	(857)	—	(3,975)
	$—	$(9,082)	$—	$(9,082)

Note 6 — Fair Value

The following tables present financial assets and liabilities recorded at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

($ in thousands)		Level 1	Level 2	Level 3
September 30, 2025	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
CMBS, at fair value	$274,044	$—	$274,044	$—
RMBS available-for-sale, at fair value	49,307	—	49,307	—
Other investments	18,475	—	—	18,475
Other assets	16,900	—	—	16,900

($ in thousands)		Level 1	Level 2	Level 3
December 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
CMBS, at fair value	$246,614	$—	$246,614	$—
RMBS available-for-sale, at fair value	62,169	—	62,169	—
Other investments	29,916	—	—	29,916

Reconciliation of Fair Value Measurements Categorized within Level 3

Gains and losses on investments categorized within Level 3 are recorded in other income in the consolidated statements of operations. Gains and losses on warrant liability were recorded in fair value adjustment on mark-to market liabilities in the consolidated statements of operations.

The following tables summarize the changes in the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis, for the nine months ended September 30, 2025 and 2024:

($ in thousands)	December 31, 2024	Transfers In / (Out)	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2025
Assets:
Other investments	$29,916	$—	$—	$(7,998)	$(3,443)	$—	$18,475
Other assets	—	—	16,900	—	—	—	16,900

($ in thousands)	December 31, 2023	Transfers In / (Out)		Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	September 30, 2024
Assets:
Other investments	$—	$21,918	(1)	$—	$—	$—	$—	$21,918
Liabilities:
Warrant liability	16,644	(851)	(2)	2,734	(18,677)	(150)	—	—

(1)Represents reclassification from equity method securities to other investments, at fair value.
(2)Represents reclassification from warrant liability, at fair value to equity. See Note 8 for additional details.

The Company holds an investment at fair value in a REIT, which is reported in other investments on the Company’s consolidated balance sheets with a carrying value of $18.5 million and $21.9 million as of September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025, the fair value of investment was determined by estimating the Company’s share of the fair value of the assets, primarily real property, held by the REIT minus the REIT’s liabilities. The fair value of the properties held by the REIT were estimated using either an implied capitalization rate applied to the trailing and forward 12 month net operating income for each property or for properties under contract or listed for sale, the contract or listing price was used. Other investments also include an investment, at fair value, in a credit risk transfer instrument (“CRT”) valued at $0.0 million and $8.0 million as of September 30, 2025 and December 31, 2024, respectively. The fair value for the instrument is calculated as the net present value of the expected cash flows on the CRT.

The Company holds an investment in commercial loans at fair value, presented in other assets on the Company’s consolidated balance sheets with a carrying value of $16.9 million and $0.0 million as of September 30, 2025 and December 31, 2024, respectively. The Company relies on the Manager’s pricing model, as well as vendor pricing, to estimate the underlying cash flows expected to be collected on the loans. Risks inherent in the Company’s commercial loan portfolio affecting the valuation of its loans include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, such as floods or wildfires, or a pandemic and damage to or delay in realizing the value of the underlying collateral. In addition, the Company assesses the expected cash flows from the commercial loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

The following tables present financial assets and liabilities not carried at fair value, by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

($ in thousands)		Level 1	Level 2	Level 3
September 30, 2025	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
Mortgage loans held-for-investment, net	$372,865	$—	$—	$332,076
Mortgage loans held-for-sale, net	27,427	—	—	27,427
Investment in debt securities held-to-maturity	42,520	—	41,142	—
Investment in beneficial interests	91,385	—	—	65,507
Liabilities:
Secured bonds payable, net	$235,930	$—	$219,904	$—
Repurchase financing agreements	361,120	—	361,120	—
Unsecured notes, net	108,292	—	108,097	—

($ in thousands)		Level 1	Level 2	Level 3
December 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
Mortgage loans held-for-investment, net	$396,052	$—	$—	$357,119
Mortgage loans held-for-sale, net	27,788	—	—	27,788
Investment in debt securities held-to-maturity	46,043	—	43,947	—
Investment in beneficial interests	89,704	—	—	67,044
Liabilities:
Secured bonds payable, net	$258,353	$—	$234,181	$—
Repurchase financing agreements	356,565	—	356,565	—
Unsecured notes, net	107,647	—	104,574	—

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

Note 7 — Affiliates

Unconsolidated Affiliates

As of September 30, 2025 and December 31, 2024, the Company had ownership of approximately 19.8% in the Former Manager. The Company accounted for its ownership interest in the Former Manager using the equity method of accounting. The Company received its final distribution from the Former Manager in the second quarter of 2025, bringing the investment carrying value to zero.

In the first quarter of 2025, the Company entered into a joint venture with Rithm and holds a 50% interest in the Commercial Real Estate JV.
The table below shows the net income, and assets and liabilities for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ownership:

Net income (loss), assets and liabilities of unconsolidated affiliates at 100%:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
Net income (loss) at 100%	2025	2024	2025	2024
Thetis Asset Management LLC	$—	$(950)	$—	$10,906
Commercial Real Estate JV	1,105	—	3,013	—

($ in thousands)	September 30, 2025		December 31, 2024
Assets and liabilities at 100%	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$—	$—	$2,682	$84
Commercial Real Estate JV	35,180	—	—	—
Net income (loss), assets and liabilities of unconsolidated affiliates at the Company’s share ownership:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
Net income (loss) at the Company’s share	2025	2024	2025	2024
Thetis Asset Management LLC	$—	$(188)	$—	$2,160
Commercial Real Estate JV	552	—	1,506	—

($ in thousands)	September 30, 2025		December 31, 2024
Assets and liabilities at the Company's share	Assets	Liabilities	Assets	Liabilities
Thetis Asset Management LLC	$—	$—	$531	$17
Commercial Real Estate JV	17,590	—	—	—

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

Note 8 — Commitments and Contingencies

In the first quarter of 2024, pursuant to the SPA, the Company entered into a Warrant Agreement, dated April 23, 2024 (the “Warrant Agreement”), pursuant to which the Company would issue up to 6.5 million warrants, which amount was conditioned on certain terms, with an exercise price of $5.36 per share (the “2024 Warrants”). The Company ultimately issued the 2024 Warrants in an amount which provide Rithm the right to purchase 3.3 million shares. The 2024 Warrants had a fair value of $2.7 million at issuance. Also, during the first quarter of 2024, the Company exchanged its warrants issued in 2020 that were exercisable at a price of $10.00 per share (the “2020 Warrants”) for shares of its Common Stock in connection with the Strategic Transaction. In the second quarter of 2024, the Company reclassified the 2024 Warrants into equity due to changes in redemption features due to shareholder approval of the transaction at the annual meeting of shareholders.

There was no warrant liabilities activity during the three and nine months ended September 30, 2025 and during the three months ended September 30, 2024. The following table sets forth the details of the Company’s warrant liabilities during the nine months ended September 30, 2024:

($ in thousands)
Balance at December 31, 2023	$16,644
Issuance of 2024 Warrants	2,734
Fair value adjustment of 2020 Warrants	2,033
Fair value adjustment of 2024 Warrants	(1,883)
Redemption of 2020 Warrants	(18,677)
Reclassification of 2024 Warrants to equity	(851)
Balance at September 30, 2024	$—

Unfunded Commitments

During the third quarter of 2025, the Company originated a commercial loan in the amount of $21.4 million of which $16.9 million was funded. The remaining unfunded loan commitment of $4.5 million is available to be drawn by the borrower subject to customary funding conditions. The commercial loan is carried at fair value and presented within other assets. See Note 6 regarding fair value measurements.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, the Company was not a party to, and its properties were not subject to any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 9 — Debt

Repurchase Agreements

The Company, through two of its wholly-owned Delaware trusts (the “Trusts”), entered into two repurchase facilities whereby the Company acquires pools of mortgage loans which are then sold by the Trusts, as “seller” to a counterparty, the “buyer.” As of September 30, 2025, only one facility is outstanding. Upon the time of the initial sale to the buyer, the Trust, with a simultaneous agreement, also agrees to repurchase the pools of mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month Secured Overnight Financing Rate, which is fixed for the term of the borrowing. The advance rate is between 75% and 90% of the asset’s acquisition price. The obligations of the Trust to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership.

As of September 30, 2025, the Company has also entered into five repurchase facilities , substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are the Company’s investments in bonds and bonds retained from the Company’s secured bonds payable. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time.

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

The following tables set forth the details of the Company’s repurchase financing agreements and facilities:

($ in thousands)	September 30, 2025
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Goldman Sachs - bonds(1)		$36,399	$42,767		4.91%
A Bonds	October 15, 2025	8,514	10,000		4.80%
	November 19, 2025	27,885	32,767		4.94%
Lucid - bonds(1)		$50,995	$60,000		4.82%
A bonds	October 15, 2025	29,684	35,000		4.86%
	October 16, 2025	21,311	25,000		4.79%
Barclays - bonds(1)		$84,939	$109,415		5.05%
A bonds	October 10, 2025	12,766	15,063		4.88%
	October 14, 2025	15,598	18,540		5.17%
	October 15, 2025	12,963	15,000		4.90%
	October 24, 2025	19,274	24,356		4.89%
	December 19, 2025	15,131	20,956		5.14%
B bonds	October 24, 2025	4,121	6,386		5.61%
	December 19, 2025	4,513	7,992		5.53%
M bonds	October 24, 2025	89	149		5.21%
	December 19, 2025	484	973		5.32%
Nomura - bonds(1)		$65,481	$110,551	(3)	5.34%
A Bonds	December 30, 2025	9,353	13,599		5.55%
B Bonds	December 30, 2025	38,286	70,933		5.33%
M Bonds	December 30, 2025	17,842	26,019		5.21%
Nomura - loans(2)	February 27, 2026	$20,695	$26,304		8.17%
Santander bonds(1)		$102,611	$120,093		4.78%
A Bonds	October 15, 2025	21,264	25,000		4.80%
	October 17, 2025	81,347	95,093		4.79%
Totals/Weighted Averages		$361,120	$469,130		5.16%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of September 30, 2025.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of September 30, 2025 was $400.0 million.
(3)Includes bonds that are consolidated on the Company’s balance sheet as of September 30, 2025.

($ in thousands)	December 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Goldman Sachs - bonds(1)		$59,548	$110,000	5.18%
A Bonds	January 16, 2025	29,759	75,000	5.08%
	February 18, 2025	29,789	35,000	5.27%
Lucid - bonds(1)	January 16, 2025	$34,114	$100,000	5.05%
A Bonds	January 16, 2025	34,114	100,000	5.05%
Barclays - bonds(1)		$86,956	$113,276	5.41%
A Bonds	January 10, 2025	17,065	20,000	5.20%

($ in thousands)	December 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	January 13, 2025	16,917	18,916		5.19%
	January 31, 2025	25,123	31,478		5.43%
	March 20, 2025	17,319	24,564		5.48%
B Bonds	January 31, 2025	4,298	6,232		6.12%
	March 20, 2025	5,003	9,631		5.86%
M Bonds	January 31, 2025	305	512		5.72%
	March 20, 2025	926	1,943		5.65%
Nomura - bonds(1)		$66,445	$39,358	(3)	5.67%
A Bonds	March 31, 2025	10,687	15,504		5.87%
B Bonds	March 31, 2025	35,563	13,224		5.66%
M Bonds	March 31, 2025	20,195	10,630		5.56%
Nomura - loans(2)	February 28, 2025	$23,331	$31,821		6.97%
Santander bonds(1)		$86,171	$167,077		5.11%
A Bonds	January 6, 2025	21,685	25,000		5.18%
	January 15, 2025	64,486	142,077		5.08%
Totals/Weighted Averages		$356,565	$561,532		5.41%

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

The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts on the Company’s consolidated balance sheets at September 30, 2025 and December 31, 2024, in the table below:

($ in thousands)	Gross amounts not offset on balance sheet
	September 30, 2025	December 31, 2024
Gross amount of recognized liabilities	$361,120	$356,565
Gross amount of loans and securities pledged as collateral	469,130	561,532
Net Collateral Amount	$108,010	$204,967

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

The Company’s non-rated secured bonds payable are generally structured with Class A notes, subordinated notes and trust certificates, which have rights to the residual interests in the mortgages once the notes are repaid. The Company currently has no non-rated secured bonds payable outstanding at September 30, 2025.

The Company’s rated secured bonds payable are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a real estate mortgage investment conduit structure or being subject to an entity level tax. The Company’s rated secured bonds payable generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the other four rated secured bonds payable outstanding at September 30, 2025.

Servicing for the mortgage loans in the Company’s secured bonds payable is provided by Newrez LLC (“Newrez” or the “Servicer”) at a servicing fee of 0.42% of outstanding unpaid principal balance (“UPB”) and is paid monthly.

The following table sets forth the status of the notes held by others at September 30, 2025 and 2024, and the original balance at the securitization cutoff date:

($ in thousands)	Balances at September 30, 2025				Balances at December 31, 2024				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$87,009	$54,244		160%	$91,118	$58,942		155%	$193,301	$156,670
2019-F	82,127	43,240		190%	89,179	50,028		178%	170,876	127,673
2020-B	89,814	52,016		173%	95,090	57,277		166%	156,468	114,534
2021-A	112,691	87,231		129%	119,180	93,412		128%	206,506	175,116
	$371,641	$236,731	(1)	157%	$394,567	$259,659	(1)	152%	$727,151	$573,993

(1)This represents the gross amount of secured bonds payable and excludes the impact of deferred issuance costs of $0.8 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively.

Corporate Debt

Unsecured Notes, Net (2027 Notes)

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due 2027 (the “2027 Notes”). The 2027 Notes have a five year term, were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company. The 2027 Notes are included in the Company’s liabilities in its consolidated balance sheet at September 30, 2025 and 2024. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding Series A Preferred Stock and Series B Preferred Stock (each as defined in Note 13) at a discount and a proportionate amount of outstanding 2020 Warrants. The remainder of the proceeds were used for general corporate purposes.

On June 30, 2024, the Company received notification that the 2027 Notes were downgraded from BBB- to BB+. Under the terms of the indenture governing the 2027 Notes, the downgrade resulted in a 100 basis point increase in the interest rate from 8.875% to 9.875% beginning on September 1, 2024.

At September 30, 2025 and December 31, 2024, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $1.7 million and $2.4 million, respectively.

The following table presents interest expense on the 2027 Notes for the three and nine months ended September 30, 2025 and 2024:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest expense	$2,716	$2,532	$8,147	$7,413
Amortization of discount and deferred expenses	215	215	645	645
Total Interest Expense on 2027 Notes	$2,931	$2,747	$8,792	$8,058

The indenture governing the 2027 Notes restricts, among other things, the Company’s and certain of its subsidiaries’ ability to incur certain additional debt, make certain investments or acquisitions, sell certain assets, and merge, consolidate or transfer all or substantially all of its assets. Additionally, the indenture governing the 2027 Notes requires the Company to comply with certain maintenance requirements, including certain levels of cash and liquidity, such as: (i) Net Asset Value (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters must be equal to or greater than $240.0 million, plus the greater of (x) zero dollars and (y) 65% of the Company’s net equity capital activity; (ii) the ratio of the Adjusted Unencumbered Assets (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters to the aggregate principal amount of the 2027 Notes outstanding as of each such date must be equal to or greater than 1.6:1.0; (iii) the ratio of the debt to equity as of the close of business on the last day of each of its fiscal quarters must be less than 4.0:1.0, (iv) a quarterly minimum liquidity covenant of $30.0 million. As of September 30, 2025, the Company is in compliance with all covenants.

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

New Management Agreement

On June 11, 2024, the Company entered into the Management Agreement. The Management Agreement shall be in effect until June 11, 2027 and shall be automatically renewed for a successive two-year term each anniversary date thereafter unless terminated by a party. Under the Management Agreement, RCM GA implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, RCM GA provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees and does not expect to have any employees in the foreseeable future. Each of the Company’s executive officers is an employee, consultant, contractor or officer of Rithm.

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

Equity Holdings by Rithm and Its Affiliates in the Company

As of September 30, 2025 and December 31, 2024, the Manager of the Company held 3,297,977 and 3,316,527 shares of its Common Stock, respectively, in addition to 3,264,926 exercisable 2024 Warrants.

As of September 30, 2025, an affiliate of the Manager held 400,000 shares of the Company’s Series C Preferred Stock (as defined in Note 13) issued in the first quarter of 2025. See Note 13 for additional details.

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

The Company’s consolidated financial statements include the operations of certain TRSs, which are subject to U.S. federal, state and local income taxes on their taxable income. As a result, the Company recorded nominal amounts of income tax for the three and nine months ended September 30, 2025 and 2024.

Note 12 — Earnings per Share

The following tables set forth the components of basic and diluted earnings per share (“EPS”):

($ in thousands, except per share amounts)	Three months ended September 30, 2025			Three months ended September 30, 2024
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net loss attributable to common stockholders	$(1,559)	45,422,527		$(8,029)	45,327,254
Allocation of income to participating restricted shares	—	—		—	—
Net loss attributable to unrestricted common stockholders	$(1,559)	45,422,527	$(0.03)	$(8,029)	45,327,254	$(0.18)
Diluted EPS(1,2)
Net loss attributable to common stockholders and dilutive securities	$(1,559)	45,422,527	$(0.03)	$(8,029)	45,327,254	$(0.18)

($ in thousands, except per share amounts)	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net loss attributable to common stockholders	$(4,692)	45,418,797		$(95,088)	38,482,055
Allocation of income to participating restricted shares	—	—		304	—
Net loss attributable to unrestricted common stockholders	$(4,692)	45,418,797	$(0.10)	$(94,784)	38,482,055	$(2.46)
Diluted EPS(1,2)
Net loss attributable to common stockholders and dilutive securities	$(4,692)	45,418,797	$(0.10)	$(94,784)	38,482,055	$(2.46)

(1)The Company’s 2020 Warrants, 2024 Warrants, and effect of restricted stock grants, as applicable, would have an anti-dilutive effect on diluted EPS for the three and nine months ended September 30, 2025 and 2024 and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company’s diluted EPS calculation for the three and nine months ended September 30, 2024, would have been anti-dilutive and have been removed from the calculation.

Note 13 — Equity

Common Stock

As of September 30, 2025 and December 31, 2024, the Company had 47,092,825 and 47,085,117 shares of Common Stock issued, and 45,428,460 and 45,420,752 shares of Common Stock outstanding, respectively, with 125,000,000 shares authorized at each period end.

Preferred Stock

The Company issued shares of preferred stock (“Preferred Stock”), which were issued to institutional accredited investors in a series of private placements in 2020. Pursuant thereto, the Company issued 2,307,400 shares of 7.25% Series A Fixed-to-Floating Rate Preferred Stock (the “Series A Preferred Stock”) and 2,892,600 shares of 5.00% Series B Fixed-to-Floating Rate Preferred Stock (the “Series B Preferred Stock”). The shares of Series A Preferred Stock and Series B Preferred Stock each had a liquidation preference of $25.00 per share.

During the nine months ended September 30, 2024, the Company exchanged the remaining 424,949 shares of its outstanding Series A Preferred Stock and 1,135,590 shares of its outstanding Series B Preferred Stock and the associated 2020 Warrants for newly issued shares of its Common Stock. A total of 12,046,218 shares of Common Stock were issued, with 9,464,524 shares of Common Stock exchanged during the nine months ended September 30, 2024, and 2,581,694 shares of Common Stock exchanged subsequent to the approval of the Company’s stockholders on May 20, 2024. As of September 30, 2025 and December 31, 2024, no Series A Preferred Stock or Series B Preferred Stock was outstanding.

On March 3, 2025, the Company issued 2,084,232 shares of 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (the “Series C Preferred Stock”), with 400,000 of such shares of Series C Preferred Stock sold to certain affiliates of the Manager at the public offering price of $25.00 per share.

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $25.0 million of its shares of Common Stock. The amount and timing of any repurchases depends on a number of factors, including, but not limited to, the price and availability of the Common Stock, the trading volume and general circumstances and market conditions. To date, the Company has repurchased 525,039 shares of Common Stock for an aggregate purchase price of $5.1 million. The Company did not repurchase any shares during the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, the Company held 1,664,365 shares of treasury stock.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s Common Stock by reinvesting some or all of the cash dividends received on shares of the Company’s Common Stock. The Company issued no shares of Common Stock under the plan during the three and nine months ended September 30, 2025 and 2024.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its Common Stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Program”). During the three and nine months ended September 30, 2025 and 2024, no shares of Common Stock were sold under the ATM Program.

Warrants

On February 26, 2024, the Company entered into a term loan with a subsidiary of Rithm (the “Credit Agreement”), which has since terminated. Pursuant to the SPA, the entry into the Credit Agreement was accompanied by the entry into the Warrant Agreement, pursuant to which the Company ultimately issued 2024 Warrants to Rithm to purchase 3.3 million shares. See Note 8 — Commitments and Contingencies, for additional details on the 2024 Warrants.

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

Total accumulated other comprehensive loss on the Company’s balance sheets at September 30, 2025 and December 31, 2024, was as follows:

($ in thousands)	September 30, 2025	December 31, 2024
Unrealized gains on debt securities available-for-sale	$492	$273
Unrealized losses on debt securities available-for-sale	(448)	(6,330)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(2,218)	(2,934)
Accumulated Other Comprehensive Loss	$(2,174)	$(8,991)

Refer to Note 2 for details on the Company’s noncontrolling interests.

Note 14 — Subsequent Events

On October 20, 2025, the Company’s Board of Directors declared a Series C Preferred Stock cash dividend of $0.6171875 per share to be paid on November 17, 2025, to stockholders of record as of October 31, 2025.

On October 20, 2025, the Company’s Board of Directors declared a Common Stock cash dividend of $0.06 per share to be paid on November 28, 2025, to stockholders of record as of November 14, 2025.

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

Overview

Rithm Property Trust Inc. (formerly Great Ajax Corp.) is a Maryland corporation that is organized and operated in a manner intended to allow us to qualify as a REIT. Historically, we acquired RPLs and NPLs either directly or in security form through joint ventures with institutional accredited investors. As discussed below, under RCM GA’s management, we have started to shift our strategic direction towards investments in the CRE sector, and we have begun to invest in CMBS. Our mortgage loans and real properties are serviced by Newrez, a Rithm affiliate.

On June 11, 2024, we completed a strategic transaction with Rithm (the “Strategic Transaction”). The Strategic Transaction included (i) the entry into the Securities Purchase Agreement, dated February 26, 2024 (the “SPA”), by and among the Company, the Operating Partnership, the Former Manager and Rithm, which provided for, among other things, the sale of $14.0 million of the Company’s common stock (“Common Stock”) to Rithm at a price of $4.87 per share (which represents the trailing five-day average closing price of the Company’s Common Stock on the New York Stock Exchange) as of the date of the SPA, and (ii) upon the approval of our stockholders on May 20, 2024, the entry into the Management Agreement, dated as of June 11, 2024, (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024 (the “Amendment”), and as may be further amended, modified or supplemented from time to time, the “Management Agreement”), by and between RCM GA and the Company, under which RCM GA became our new external manager. In connection with the Strategic Transaction, we terminated our existing management contract with the Former Manager in exchange for approximately 3.2 million shares of our Common Stock and $0.6 million in cash. For a full description of the components of the Strategic Transaction, see our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2024. In addition, in connection with the Strategic Transaction, we changed our principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003. On December 2, 2024, we rebranded and changed our name to Rithm Property Trust Inc. from Great Ajax Corp.

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

Our Operating Partnership, through interests in certain entities as of September 30, 2025, owns 99.9% of Rithm Property Trust II REIT Inc. (formerly known as Great Ajax II REIT Inc.), which owns Great Ajax II Depositor LLC, which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. The Operating Partnership wholly-owns Great Ajax III Depositor LLC, which was formed to act as the depositor for a single joint venture with our partners. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured bonds payable. These trusts are considered to be variable interest entities (“VIEs”), and we have determined that we are the primary beneficiary of the VIEs.

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

Under RCM GA’s management, we shifted our strategic direction towards investments in the CRE sector, and we have begun to invest in CMBS. We continually evaluate all potentially accretive opportunities, including investing in CMBS, commercial real estate and commercial mortgage loans, with a focus on originating and/or acquiring loans and securities collateralized by various CRE assets and investing in senior loans, subordinated debt, mezzanine loans secured by pledges of equity interests in entities that own CRE or other forms of subordinated debt in connection with CRE, preferred equity or debt instruments secured by mortgages on CRE, and small balance commercial loans, as well as acquiring direct or indirect interests in commercial mortgage servicing rights, CRE properties and operating businesses in the CRE sector. We do not anticipate investing further in residential mortgage loans, RPLs or NPLs, and we have been selling our residential mortgage loans and RMBS. Given the change in focus of our business, we intend to, over time, reposition much of our existing portfolio. We believe commercial real estate offers an attractive investment opportunity given market dynamics that are creating significant refinancing challenges and funding gaps.

Through our Manager, we have access to Rithm’s extensive expertise and network, creating opportunities to source, underwrite, and structure credit investments in the CRE sector.

Our Portfolio

The following table outlines the carrying value of our portfolio of mortgage loan assets, investments in securities, other investments and REO as of September 30, 2025 and December 31, 2024:

($ in millions)	September 30, 2025	December 31, 2024
Mortgage loans held-for-sale, net	$372.9	$396.1
Mortgage loans held-for-investment, net	27.4	27.8
Commercial mortgage-backed securities, at fair value	274.0	246.6
Residential mortgage-backed securities	183.2	197.9
Other investments	36.1	30.5
Real estate owned	2.2	4.1
	$895.8	$903.0

Market Trends and Outlook

Summary

The economy has shown resilience year-to-date despite elevated policy uncertainty. The evaluation of economic trends has been clouded since the September data cycle began by the shutdown in nonessential government spending. Although core personal consumption expenditure inflation was 2.9% in August 2025, the Federal Open Market Committee cut interest rates in September 2025, lowering the fed funds target by a quarter percentage point to support the employment side of their dual mandate. The median projections of committee participants pointed to two more rate cuts in 2025. Longer-term Treasury yields declined slightly during the third quarter of 2025, as an increase in the implied inflation breakeven was more than offset by a decline in real yields as measured by Treasury Inflation Protected Securities (“TIPS”). The unemployment rate rose slightly 0.2% points from June to August 2025 based on low layoffs but also very slow hiring. The growth outlook for the economy is cautiously optimistic but risks remain due to uncertainty around trade and immigration policy. Equity markets advanced, the S&P 500 composite climbed 7.8% during the third quarter of 2025, posting its best third quarter performance since 2020.

Inflation

Inflation picked up further during the third quarter of 2025, with the 12-month increase in the overall Consumer Price Index (“CPI”) rising to 3.0% in September 2025 from 2.7% in June 2025. Core CPI price inflation (excluding food and energy prices) also rose to 3.0% in September 2025 from 2.9% in June 2025. The faster gains in CPI prices were driven by both faster increases in core goods prices and core services prices.

Treasury Yields

The nominal 10-year Treasury yield declined slightly to 4.15% at the end of September from 4.23% at the end of June 2025. The real yields on 10-year TIPS fell to 1.78% at the end of September 2025 from 1.93% in June 2025, whereas the 10-year breakeven inflation rate rose to 2.37% in September 2025 from 2.28% in June 2025.

Labor Markets

Average payroll rose an average of 51,000 jobs per month in the first two months of the third quarter of 2025, which was little changed from an average of 55,000 jobs per month in the second quarter of 2025. The unemployment rate increased to 4.3% in August 2025 from 4.1% in June 2025. Based upon the ratio of job openings to unemployed job seekers, which slipped to 0.98 in August 2025 from 1.05 in June 2025, the labor market did loosen slightly during the first two months of the third quarter of 2025. Nonetheless, year-over-year growth in average hourly earnings was 3.7% in August 2025, unchanged from June 2025.

Housing Market

Total home sales (new and existing) averaged 4.69 million units in the first two months of the third quarter of 2025, which was virtually unchanged from the average of 4.66 million in the second quarter of 2025. Home sales remain at a low level with total sales in a range of 4.5 million and 5.1 million since the beginning of 2023. Home price growth picked up slightly with the 12-month increase in the median resale price of an existing home at 2.0% in August 2025, which compares to 1.4% in June 2025. The 30-year fixed mortgage rate declined somewhat to 6.39% at the end of the third quarter of 2025 from 6.77% at the end of the second quarter of 2025.

Commercial Real Estate

The CRE market showed tentative progress toward stabilization in the third quarter of 2025. After nearly two years of repricing and tight liquidity, activity is beginning to normalize as investors adjust to the higher-rate environment. Sentiment has improved modestly, supported by clearer monetary signals, disciplined underwriting, and early evidence that leasing fundamentals are holding in several core property types.

Market Conditions & Sector Performance

Industrial & Retail: Industrial remains one of the most durable sectors. Long-term drivers—e-commerce logistics, manufacturing reshoring, and supply-chain diversification—continue to underpin occupancy and rent stability, even as trade frictions and higher input costs slowed expansion decisions. Retail remains a tale of two markets: grocery-anchored and daily-needs centers continue to perform steadily, while discretionary formats are contending with slower spending and cost pressures.

Multifamily: Apartment performance remains solid but less exceptional than in recent years. Rent growth has flattened as new supply delivers in select metros, yet structural demand from affordability constraints and household formation continues to support occupancy. Rising expenses—from insurance to maintenance—are keeping operators focused on efficiency and asset quality.

Office: The office sector remains the most scrutinized segment, but conditions are gradually becoming more two-sided. Broad vacancy persists, particularly in older and commodity stock, yet high-quality and well-located assets are showing signs of traction. Leasing interest has concentrated around amenitized buildings that support return-to-office efforts and employee retention. This “flight-to-quality” trend, already evident in large markets, is beginning to filter into secondary business districts with institutional product. At the same time, the new-construction pipeline has slowed materially, which should help re-establish balance over time. While distress continues to surface in aging assets, the tone around office has shifted from capitulation to differentiation—suggesting the beginnings of price discovery and, for some markets, early stabilization.

Capital Markets & Investment Trends

Capital remains selective. Lenders continue to focus on lower leverage, proven sponsorship and predictable income streams. Equity investors are re-engaging where basis resets have created clearer value, particularly in sectors with visible demand support. Office is attracting attention at adjusted pricing levels, with capital now distinguishing between structural obsolescence and cyclical dislocation. Broader transaction activity remains below historical averages, but bid-ask spreads have narrowed and recapitalizations are occurring more frequently, signaling that investors are willing to transact under the new cost of capital.

Outlook

CRE enters the final quarter of 2025 on firmer footing but still uneven ground. We believe that industrial and multifamily assets should continue to demonstrate relative stability, retail will remain mixed, and office is likely to progress through an extended sorting phase—where quality, location and modernization determine outcomes. Looking ahead, modest macro tailwinds – a more predictable rate path and limited new construction—support a cautiously constructive view. Markets appear to be transitioning from valuation reset to operational focus, and capital is beginning to differentiate between distress and opportunity. CRE is stabilizing rather than recovering, but the tone has shifted to selectivity.

In this environment, we believe a mortgage REIT such as Rithm Property Trust is well positioned to capitalize on emerging dislocations, providing liquidity where traditional lenders remain cautious and deploying capital across sectors and structures that offer both yield and optionality.

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

Critical Accounting Policies and Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions about future events that could affect the amounts reported in the financial statements and accompanying notes. Actual results could significantly differ from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Our critical accounting policies as of September 30, 2025, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of September 30, 2025, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

Recent Accounting Pronouncements

See Note 2 — Basis of Presentation and Significant Accounting Policies to our interim consolidated financial statements included in this quarterly report on Form 10-Q.

Results of Operations

Our net loss attributable to common stockholders is primarily generated from net interest income, our operating expenses and other gains and losses, which are primarily related to unrealized and realized gains and losses on our commercial and residential mortgage and debt securities portfolios, including allowance for credit losses on our residential mortgages and beneficial interests, mark-to-market adjustments on RMBS and CMBS carried at fair value, and income from investments in affiliates.

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

	Three months ended		Nine months ended		Variance	Variance
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	Quarter-over-Quarter	Year-over-Year
Net Interest Income
Interest income	$13,424	$12,348	$40,260	$40,001	$1,076	$259
Interest expense	(9,436)	(8,660)	(28,245)	(34,333)	(776)	6,088
Net interest income	3,988	3,688	12,015	5,668	300	6,347

Expenses
Related party loan servicing fee	485	593	1,488	3,651	(108)	(2,163)
Related party management fee	1,603	2,235	4,650	21,866	(632)	(17,216)
Professional fees	887	1,083	2,636	2,643	(196)	(7)
General and administrative	990	1,281	2,905	7,962	(291)	(5,057)
Total expense	3,965	5,192	11,679	36,122	(1,227)	(24,443)

Other Loss
Net change in the allowance for credit losses	—	(857)	—	(5,087)	857	5,087
Unrealized gain (loss) on mortgage loans held-for-sale, net	194	(1,712)	3,683	(55,507)	1,906	59,190
Fair value adjustment on mark-to-market liabilities	—	—	—	3,077	—	(3,077)
Other loss	(466)	(3,907)	(5,870)	(6,717)	3,441	847
Total other loss	(272)	(6,476)	(2,187)	(64,234)	6,204	62,047

Loss Before Income Taxes	(249)	(7,980)	(1,851)	(94,688)	7,731	92,837
Income tax expense (benefit)	24	(23)	(86)	119	47	(205)
Net Loss	(273)	(7,957)	(1,765)	(94,807)	7,684	93,042
Net income (loss) attributable to the noncontrolling interests	—	72	4	(60)	(72)	64
Net Loss Attributable to Rithm Property Trust Inc.	(273)	(8,029)	(1,769)	(94,747)	7,756	92,978
Dividends on Preferred Stock	1,286	—	2,923	341	1,286	2,582
Net Loss Attributable to Common Stockholders	$(1,559)	$(8,029)	$(4,692)	$(95,088)	$6,470	$90,396

Net Interest Income

Three and Nine Months Ended September 30, 2025 versus Three and Nine Months Ended September 30, 2024

Net interest income increased by $0.3 million and by $6.3 million for the three and nine months ended September 30, 2025, from the respective prior year periods, primarily as a result of reinvesting net proceeds from sales of residential mortgage loans and RMBS into CMBS with a higher net interest margin.

The interest income detail and interest expense for the three and nine months ended September 30, 2025 and 2024 are presented in the table below:

Table 1: Interest Income Detail & Interest Expense

	Three months ended September 30,		Nine months ended September 30,		Variance	Variance
($ in thousands)	2025	2024	2025	2024	Quarter-over-Quarter	Year-over-Year
Accretable yield recognized on loans	$4,836	$6,288	$15,211	$26,338	$(1,452)	$(11,127)
Interest income on CMBS	4,201	959	12,637	959	3,242	11,678
Interest income on RMBS AFS and HTM	1,367	1,700	4,271	6,015	(333)	(1,744)
Accretable yield recognized on beneficial interests	1,644	2,358	4,728	3,836	(714)	892
Bank interest income	1,093	1,016	2,990	2,680	77	310
Other interest income	283	27	423	173	256	250
Interest Income	$13,424	$12,348	$40,260	$40,001	$1,076	$259

Interest Expense	$(9,436)	$(8,660)	$(28,245)	$(34,333)	$(776)	$6,088

Net Interest Income	$3,988	$3,688	$12,015	$5,668	$300	$6,347

Three Months ended September 30, 2025 versus Three Months Ended September 30, 2024

Our interest expense increased for the three months ended September 30, 2025, versus the comparable period in 2024, primarily due to higher average balances in repurchase financing agreement balances.

Nine Months ended September 30, 2025 versus Nine Months ended September 30, 2024

Our interest expense decreased for the nine months ended September 30, 2025, versus the comparable period in 2024, primarily driven by continued pay down throughout the year of secured bonds payable.

The average carrying balances for our portfolio and debt for the nine months ended September 30, 2025 and 2024 are included in the table below:

Table 2: Average Balances

($ in thousands)	Nine months ended September 30,		Variance
	2025	2024	Year-over-Year
Assets:
Average mortgage loan portfolio	$409,049	$632,282	$(223,233)
Average carrying value of CMBS and RMBS	460,551	284,174	176,377
Liabilities:
Average carrying value of repurchase financing agreements	$364,211	$304,630	$59,581
Average carrying value of secured bonds payable	245,268	317,314	(72,046)

The average carrying balance of our mortgage loan portfolio decreased for the nine months ended September 30, 2025, versus the comparable period in 2024, primarily due to loan sales and paydowns, partially offset by the increase in debt securities, as we reposition our balance sheet into investments in CMBS.

Expenses

Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024

Our total expenses decreased by $1.2 million for the three months ended September 30, 2025, versus the comparable period in 2024, primarily due to lower general and administrative expenses, as detailed in the table below.

Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024

Total expenses decreased by $24.4 million for the nine months ended September 30, 2025, versus the comparable period in 2024, primarily as a result of a decrease in management fee expense of $17.2 million, due to the management termination fee of $15.5 million recorded in the nine months ended September 30, 2024, a decrease in general and administrative expenses of $5.1 million and a decrease in related party loan servicing fee of $2.2 million as the average balance of our mortgage loan portfolio declined year-over-year.

Table 3: General and Administrative Expense

	Three months ended September 30,		Nine months ended September 30,		Variance	Variance
($ in thousands)	2025	2024	2025	2024	Quarter-over-Quarter	Year-over-Year
Borrowing related expenses	$100	$80	$262	$3,108	$20	$(2,846)
Service provider costs and share grants	184	—	381	1,408	184	(1,027)
Insurance	229	409	707	987	(180)	(280)
Taxes and regulatory expense	30	169	227	697	(139)	(470)
Directors' fees and grants	125	128	383	556	(3)	(173)
Other expense	322	495	945	1,206	(173)	(261)
Total General and Administrative	$990	$1,281	$2,905	$7,962	$(291)	$(5,057)

Other Loss

Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024

Our other loss decreased for the three months ended September 30, 2025, versus the comparable period in 2024, primarily due to gains recognized on mortgage loans held-for-sale, as compared to losses recognized in the prior year period, as well as other income including income earned on the Company’s joint real estate venture with Rithm. These improvements were partially offset by a gain on mark-to-market put option liability, recorded in the prior year period, which did not re-occur in three months ended September 30, 2025, as the instruments were settled in 2024, as well as by a loss on fair value of securities recorded in the three months ended September 30, 2025.

Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024

Our other loss decreased for the nine months ended September 30, 2025, versus the comparative period in 2024, due to lower losses in our mortgage portfolio, primarily as a result of a $55.5 million loss recorded on mortgage loans held-for-sale in 2024, as compared to a gain of $3.7 million recorded in the current year period.

Mortgage loans held-for-sale, net are not subject to CECL, as a result in the nine months ended September 30, 2024, the allowance on loans classified as held-for-sale was reversed and reclassified to the mark-to-market loss recorded during the same period. We recorded no allowance for credit losses on our mortgage loans held-for-investment, net and beneficial interests’ portfolio in the three and nine months ended September 30, 2025 and three months ended September 30, 2024, as compared to allowance of $5.1 million for the nine months ended September 30, 2024.

Fair value adjustment on mark-to-market liabilities decreased as a result of a gain recorded on a put option on our outstanding common stock warrants issued with our Preferred Stock, which were all exchanged for Common Stock during the nine months ended September 30, 2024.

The decreases in losses year-over-year were partially offset by higher losses on debt securities recorded in the nine months ended September 30, 2025. The loss on sale of securities of $3.0 million was related to our legacy RMBS and was reclassified from other comprehensive income into net income.

A breakdown of other income (loss) is provided in the table below:

Table 4: Other Loss

	Three months ended September 30,		Nine months ended September 30,		Variance	Variance
($ in thousands)	2025	2024	2025	2024	Quarter-over-Quarter	Year-over-Year
Net change in the allowance for credit losses	$—	$(857)	$—	$(5,087)	$857	$5,087
Unrealized gain (loss) on mortgage loans held-for-sale, net	194	(1,712)	3,683	(55,507)	1,906	59,190
Fair value adjustment on mark-to-market liabilities	—	—	—	3,077	—	(3,077)
Other:
Loss on sale of securities	—	(2,323)	(3,037)	(1,869)	2,323	(1,168)
Gain (loss) from changes in fair value of securities	(603)	934	(5,374)	934	(1,537)	(6,308)
Gain (loss) on sale of mortgage loans	—	(1,894)	100	(4,864)	1,894	4,964
Impairment on real estate owned	(560)	(5)	(731)	(521)	(555)	(210)
Other	697	(619)	3,172	(397)	1,316	3,569
Total Other Loss	$(272)	$(6,476)	$(2,187)	$(64,234)	$6,204	$62,047

Mortgage Loan Portfolio

Our loan portfolio activity for the three and nine months ended September 30, 2025 and 2024, is presented below:

Table 5: Loan Portfolio Activity

	Three months ended September 30,
	2025		2024
($ in thousands)	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$378,894	$27,588	$413,916	$108,868
Mortgage loans acquired	—	—	—	—
Accretion recognized	4,447	—	6,288	—
Payments received on loans, net	(10,476)	(355)	(16,175)	(1,500)
Unrealized gain (loss) on mortgage loans held-for-sale, net	—	194	—	(1,712)
Sale of mortgage loans	—	—	—	(74,341)
Other	—	—	(973)	—
Ending Carrying Value	$372,865	$27,427	$403,056	$31,315

	Nine months ended September 30,
	2025		2024
($ in thousands)	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net	Mortgage loans held-for-investment, net	Mortgage loans held-for-sale, net
Beginning carrying value	$396,052	$27,788	$864,551	$55,718
Accretion recognized	13,901	—	26,338	—
Payments received on loans, net	(36,796)	(2,193)	(55,792)	(7,550)
Net reclassifications (to) from mortgage loans held-for-sale, net	—	—	(428,029)	428,029
Unrealized gain (loss) on mortgage loans held-for-sale, net	—	3,683	—	(55,507)
Reclassifications to REO	(92)	(196)	(1,696)	(345)
Sale of mortgage loans	—	(1,658)	—	(388,590)
Net change in the allowance for credit losses	—	—	(1,112)	—
Other	(200)	3	(1,204)	(440)
Ending Carrying Value	$372,865	$27,427	$403,056	$31,315

Table 6: Loan Portfolio Composition

As of September 30, 2025 and December 31, 2024, our loan portfolio consisted of the following:

($ in thousands)	September 30, 2025	December 31, 2024
No. of Loans	2,483	2,625
Total UPB(1)	$425,935	$454,893
Interest-Bearing Balance	$385,333	$413,130
Deferred Balance(2)	$40,602	$41,763
Market Value of Collateral	$1,302,894	$1,160,673
Current Purchase Price/Total UPB	80.0%	80.0%
Current Purchase Price/Market Value of Collateral	31.9%	37.4%
Weighted Average Coupon	4.5%	4.5%
Weighted Average LTV(3)	41.5%	48.2%
Weighted Average Remaining Term (months)	264	270

(1)At September 30, 2025 and December 31, 2024, our loan portfolio consists of fixed rate (62.7% of unpaid principal balance (“UPB”)), ARM (6.6% of UPB) and Hybrid ARM (30.6% of UPB); and fixed rate (62.6% of UPB), ARM (7.3% of UPB) and Hybrid ARM (30.1% of UPB), respectively.
(2)Represents amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)UPB as of September 30, 2025 and December 31, 2024, divided by market value of collateral and weighted by the UPB of the loan.

Table 7: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of September 30, 2025 and December 31, 2024, respectively:

Portfolio at September 30, 2025:

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	288	1,413	782
UPB	$48,728	$282,768	$94,439
Percent of mortgage loan portfolio by year of origination	11.4%	66.4%	22.2%
Loan Attributes:
Weighted average loan age (months)	168.1	224.4	263.3
Weighted average loan-to-value	40.8%	43.9%	34.5%
Delinquency Performance:
Current	78.1%	80.8%	79.8%
30 days delinquent	6.5%	9.7%	8.8%
60 days delinquent	0.1%	0.2%	0.5%
90+ days delinquent	6.6%	5.6%	5.6%
Foreclosure	8.7%	3.7%	5.3%

Portfolio at December 31, 2024

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	304	1,485	836
UPB	$51,872	$300,938	$102,083
Percent of mortgage loan portfolio by year of origination	11.4%	66.2%	22.4%
Loan Attributes:
Weighted average loan age (months)	157.3	215.3	254.3
Weighted average loan-to-value	46.8%	51.1%	40.3%
Delinquency Performance:
Current	76.7%	79.7%	76.9%
30 days delinquent	7.2%	10.8%	10.6%
60 days delinquent	0.1%	0.2%	0.4%
90+ days delinquent	9.6%	6.0%	8.0%
Foreclosure	6.4%	3.4%	4.1%

Table 8: Loans by State

The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof at September 30, 2025 and December 31, 2024 ($ in thousands):

September 30, 2025						December 31, 2024
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	423	$120,696	28.3%	$349,566	26.8%	CA	433	$127,133	27.9%	$325,507	28.0%
FL	321	51,652	12.1%	174,385	13.4%	FL	346	55,550	12.2%	157,625	13.6%
TX	154	12,173	2.9%	46,684	3.6%	TX	165	13,487	3.0%	44,561	3.8%
GA	137	14,365	3.4%	49,127	3.8%	GA	144	15,227	3.3%	44,549	3.8%
NY	134	38,516	9.0%	108,722	8.3%	NY	144	41,757	9.2%	101,167	8.7%
NJ	129	25,553	6.0%	75,088	5.8%	NJ	136	27,374	6.0%	63,381	5.5%
MD	108	23,733	5.6%	51,803	4.0%	MD	115	25,083	5.5%	45,794	3.9%
IL	101	15,696	3.7%	36,330	2.8%	IL	105	16,741	3.7%	32,072	2.8%
NC	93	10,693	2.5%	37,767	2.9%	NC	100	11,567	2.5%	32,913	2.8%
VA	84	16,511	3.9%	44,262	3.4%	VA	86	17,108	3.8%	37,916	3.3%
Other	799	96,347	22.6%	329,160	25.2%	Other	851	103,866	22.9%	275,188	23.8%
	2,483	$425,935	100.0%	$1,302,894	100.0%		2,625	$454,893	100.0%	$1,160,673	100.0%

Liquidity and Capital Resources

Our primary sources of funds are cash provided by net interest income, sales and repayments of our investments, debt financing sources, including secured bonds payable and repurchase financing agreements, and the issuance of equity securities when feasible and appropriate. Our total cash and cash equivalents at September 30, 2025 was $81.4 million.

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

During the nine months ended September 30, 2025, we issued 2,084,232 shares of 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (the “Series C Preferred Stock”), with 400,000 of such shares of Series C Preferred Stock sold to certain affiliates of the Manager at the public offering price of $25.00 per share. Total net proceeds to the Company from the issuance of the Series C Preferred stock were $50.8 million, after deducting underwriting discounts and offering expenses.

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

Currently, our primary sources of financing are repurchase financing agreements and secured bonds payable. As of September 30, 2025, our RMBS and CMBS portfolios had outstanding financing on repurchase financing agreements of $340.4 million which generally have 90-day terms and are subject to margin calls. Under secured bonds payable agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our judgment) change in interest rates.

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

With respect to the next 12 months, we expect that our cash on hand, combined with our cash flow provided by our investments and our ability to roll our repurchase financing agreements will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. We have a significant number of near-term maturities, which we expect to be able to refinance. If we cannot repay or refinance our debt on favorable terms, we will need to seek out other sources of liquidity. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from secured financing agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

Cash Flows

The following table summarizes changes to our cash and cash equivalents and restricted cash for the periods presented:

	Nine months ended		Variance
($ in thousands)	September 30, 2025	September 30, 2024	Year-over-Year
Net cash (used in) provided by operating activities	$(7,465)	$2,717	$(10,182)
Net cash provided by investing activities	1,384	428,317	(426,933)
Net cash provided by (used in) financing activities	24,199	(399,852)	424,051
Net Change in Cash and Cash Equivalents and Restricted Cash	18,118	31,182	(13,064)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	64,252	52,834	11,418
Cash and Cash Equivalents and Restricted Cash, End of Period	$82,370	$84,016	$(1,646)

Operating Activities

Net cash from operating activities decreased by $10.2 million in the nine months ended September 30, 2025, as compared to net cash provided by operating activities in the nine months ended September 30, 2024, primarily driven by liquidation of other assets including collection of receivables in the nine months ended September 30, 2024 offset by higher net interest income and lower expenses in the nine months ended September 30, 2025.

Investing Activities

Net cash from investing activities decreased by $426.9 million in the nine months ended September 30, 2025, as compared to cash flow generated in the nine months ended September 30, 2024, primarily due to lower proceeds from sales of mortgage loans and increased investment into CMBS and other holdings, as well as a commercial loan investment, in the current year period.

Financing Activities

Net cash from financing activities increased by $424.1 million in the nine months ended September 30, 2025, as compared to cash used in the nine months ended September 30, 2024, primarily due redemption of our 2024 Notes, net inflows of cash related to our repurchase financings, as well as redemption of senior convertible notes in the prior year period; the cash inflow for the current year period was primarily driven by issuance of our Series C Preferred Stock in the first quarter of 2025.

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

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared in the nine months ended September 30, 2025, were $8.2 million on Common Stock, and in the same period the Company accrued $2.9 million on Series C Preferred Stock dividend.

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

Summary of Issuer and Guarantor Financial Statements

Under the indenture governing the 2027 Notes, a subsidiary guarantor’s guarantee will terminate upon: (i) the sale, exchange, disposition or other transfer (including by way of consolidation) of the subsidiary guarantor or the sale or disposition of all or substantially all the assets of the subsidiary guarantor otherwise permitted by the indenture, (ii) satisfaction of the requirements for legal or covenant defeasance or discharge of the 2027 Notes or (iii) no default or event of default has occurred and is continuing under the indenture.

The following table presents summarized financial information for the guarantors and our Operating Partnership, on a combined basis after eliminating (i) intercompany transactions and balances among the guarantor entities and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor:

($ in thousands)	September 30, 2025	December 31, 2024
Total Assets	$288,554	$505,465

Repurchase financing agreements	63,631	291,140
Unsecured notes, net	108,292	107,647
Other liabilities	14,727	15,986
Total Liabilities	186,650	414,773

Total equity	101,904	90,692
Total Liabilities and Equity	$288,554	$505,465

	Nine months ended
($ in thousands)	September 30, 2025	September 30, 2024
Total gain (loss) on revenue, net	$543	$(11,870)

Management fees and loan servicing fees	1,603	20,797
Other expenses	952	7,337
Loss attributable to the Company	(2,012)	(40,004)
Dividends on Preferred Stock	1,286	341
Net Loss Attributable to Common Stockholders	$(3,298)	$(40,345)

The total equity of the guarantors increased by $11.2 million at September 30, 2025, as compared to December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to real estate risk, interest rate risk, prepayment risk and credit risk. We seek to actively manage these and other risks and to acquire and hold assets at prices that we believe justify bearing those risks and to maintain capital levels consistent with those risks.

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

Real Estate Risk

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns, public health crises and other factors); local real estate conditions (such as an oversupply of housing and commercial and residential vacancies and corresponding impacts on market rents); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Increases in interest rates will result in lower refinancing volume and potentially higher defaults on CMBS, and home price increases will slow. Decreases in property values may cause us to suffer losses.

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

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and their effect on the information generated for use in this Form 10-Q. This type of evaluation will be performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. Our intent is to maintain the disclosure controls and procedures as dynamic systems that change as conditions warrant.

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

Item 1A. Risk Factors

For the three months ended September 30, 2025, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Annual Report. You should carefully consider those risks described, the information included under the caption “Cautionary Statement Regarding Forward-Looking Statements” and the other information included in this quarterly report. Our business, financial condition or results of operations could be adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

RITHM PROPERTY TRUST INC.
(Registrant)
Date: November 3, 2025	By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2025	By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer (Principal Financial Officer)