Form 10-K
period 2025-12-31
Rithm Property Trust Inc.
filed 2026-02-18
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $104.3 million based on the price per share of $16.20, the closing price on June 30, 2025.

As of February 12, 2026, 7,571,310 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This Annual Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the performance of Rithm Property Trust Inc.’s (“Rithm Property Trust,” “we,” the “Company,” “our” and “us”) investments, expected results, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on potentially accretive opportunities, our investment strategy and our reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report”). These risks include, among others:
•changes to our business strategy to invest in the commercial real estate (“CRE”) sector, including commercial mortgage-backed securities (“CMBS”), commercial real property and commercial mortgage loans, and the risk that we may not successfully execute the new strategy;
•the ability of Rithm Capital Corp. (together with its subsidiaries, “Rithm”) and its subsidiaries to effectively conduct our investment activities;
•Rithm’s ability to manage and address potential conflicts of interest relating to our investment objectives, which may overlap with the investment objectives of Rithm or one of its operating companies;
•the expectation that we will continue to incur increasing and significant consolidated net losses from our residential mortgage holdings;
•the impact of changes in interest rates and the market value of the collateral underlying our non-performing loans (“NPLs”), re-performing loans (“RPLs”) and residential mortgage-backed securities (“RMBS”) real estate assets;
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
•the impact of our recent acquisition of an indirect minority interest Paramount Group Operating Partnership LP (“PGOP”), which through its affiliates and joint ventures owns a portfolio of CRE properties;
•risks associated with the servicers of CRE loans;
•the risks associated with investments in CMBS, including, but not limited to, interest shortfalls, the regulation of CRE loans and the results of bankruptcy or insolvency claims which could invalidate the debt;
•difficulties in consummating sales of our NPLs and RPLs at attractive prices and on a prompt timeline or at all, and adverse market developments negatively impacting the value of, and the returns expected from, such assets;
•changes in general economic conditions, including, but not limited to, adverse changes in the real estate, mortgage or housing markets, and other changes in the general economy, including the impacts of tariffs and inflation or other governmental policies, a general economic slowdown, increased market volatility or a severe recession in our industry or in the CRE sector, including the impact on the value of our assets or the performance of our investments;
•the impact of adverse weather conditions, man-made or natural disasters, including wildfires and flooding events, and climate change;

•the fact that our share price has been and may continue to be volatile;
•interest rate fluctuations and shifts in the yield curve, as well as changes in credit spreads, and the risks related to the success of any hedging strategy we may undertake in relation to such changes;
•cybersecurity incidents and technology disruptions or failures, including risks related to the use of artificial intelligence by us;
•general volatility of the capital markets;
•the impact of adverse legislative or regulatory tax changes;
•our ability to control our costs;
•our ability to obtain financing arrangements and access the capital markets on favorable terms or at all;
•the leverage we use in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable;
•our failure to comply with the covenants under our borrowing arrangements;
•our ability to retain the engagement of RCM GA Manager LLC, a Delaware limited liability company (“RCM GA” or the “Manager”);
•the ability of Newrez LLC (“Newrez” or the “Servicer”) to perform its obligations under the Servicing Agreements (as defined below);
•the impact of our recently completed reverse stock split;
•our failure to qualify or maintain qualification as a real estate investment trust (“REIT”); and
•our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

We also direct readers to other risks and uncertainties referenced in this Annual Report, including those set forth under Part I, Item 1A. “Risk Factors”. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Rithm Property Trust or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements proved to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.
The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report not misleading.

PART I.
ITEM 1. BUSINESS
Overview
Rithm Property Trust (formerly Great Ajax Corp.), a Maryland corporation, is an externally managed REIT formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo LLC, an affiliate of the Aspen Capital group of companies. The Company focuses on investments in the CRE sector.
On June 11, 2024, the Company completed its previously announced strategic transaction with Rithm (such transactions together, the “Strategic Transaction”). In connection with the Strategic Transaction, the Company entered into a Securities Purchase Agreement (the “SPA”) pursuant to which, following stockholder approval on May 20, 2024, it issued $14.0 million of common stock, par value $0.01 (“Common Stock”), to Rithm. The Company also entered into a management agreement, dated June 11, 2024 (as amended by that First Amendment to the Management Agreement, dated October 18, 2024, and as further amended by that Second Amendment to the Management Agreement, dated February 12, 2026, and as may be further amended, modified or supplemented from time to time, the “Management Agreement”) with RCM GA, which became the Company’s external manager; terminated its prior management agreement; entered into a term loan with a subsidiary of Rithm; and issued warrants to Rithm to purchase shares of the Company’s Common Stock. The Company relocated its corporate headquarters to New York, New York, and on December 2, 2024, rebranded and changed its name to Rithm Property Trust Inc.
In connection with the Strategic Transaction, the Company terminated its prior loan servicing arrangement and disposed of its interest in Great Ajax FS LLC. Effective June 1, 2024, servicing of the Company’s mortgage loans and real property was transferred to Newrez, an affiliate of Rithm and the Manager, pursuant to the Servicing Transfer Agreement (as defined below). The terms of the underlying servicing agreements remain unchanged.
Under RCM GA’s management, the Company repositioned its business from a predominantly residential mortgage strategy to a flexible CRE focused investment strategy, which includes originating and acquiring CRE-related investments and managing a diversified portfolio of assets. The Company believes current market conditions are creating refinancing challenges and capital dislocations in the CRE sector that may present attractive risk-adjusted investment opportunities. Target investments may include senior and subordinated mortgage loans, mezzanine loans, preferred equity, commercial mortgage servicing rights, CRE properties and other CRE-related debt and equity investments. The Company has largely transitioned away from residential mortgage loans and RMBS and does not expect to make further investments in RPLs, NPLs or RMBS.
The Company expects to finance its investments through a variety of capital sources, which may include secured and unsecured credit facilities, capital markets transactions, securitizations and other corporate financing arrangements, depending on market conditions and investment characteristics. Through its external Manager, the Company leverages Rithm’s real estate and capital markets expertise across sourcing, underwriting, financing, asset management and disposition. The Company believes the flexibility of its investment strategy and its ability to actively manage assets position it to generate attractive long-term returns for stockholders across a range of market conditions.
In December 2025, as part of the execution of its CRE investment strategy, the Company acquired an indirect minority interest in PGOP, which through its affiliates and joint ventures owns a portfolio (the “PGRE Portfolio”) of CRE properties, through an investment (the “PGRE Investment”) in affiliated aggregator vehicles formed in connection with Rithm’s acquisition of Paramount Group, Inc. (“Paramount”). The PGRE Portfolio consists of ten properties: 1633 Broadway, 1301 Avenue of the Americas, 1325 Avenue of the Americas, 31 W 52nd Street, 712 Fifth Avenue, 1600 Broadway and 900 3rd Avenue in New York, New York and One Market Plaza, 300 Mission Street and One Front Street in San Francisco, California. The Company made an initial cash investment of $50.0 million and committed to make up to an additional $7.5 million of capital contributions under certain circumstances. The PGRE Investment was approved by the Company’s independent directors and was funded with cash on hand.
On December 19, 2025, the Company’s board of directors (the “Board of Directors”) approved a reverse stock split, which was effected on December 30, 2025, of its Common Stock at a ratio of one share for every six shares issued and outstanding (the “Reverse Stock Split”). Unless otherwise indicated, all share and per-share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

1

Investment Guidelines
We make investment decisions pursuant to broad investment guidelines adopted by our Board of Directors on June 11, 2024. As a result, we may, without obtaining stockholder approval, modify our target asset classes and acquire a range of investments that may differ from, and may be riskier than, those held in our current portfolio.
The Board of Directors has adopted these guidelines to evaluate potential investments. The guidelines prohibit any investment that would cause us to fail to qualify as a REIT or that would cause us to be regulated as an “investment company” under the Investment Company Act. The guidelines also contemplate that our investments will be primarily in the types of assets described under “Proposal 4—Management Proposal—Strategy of Rithm” in the Company’s definitive proxy statement filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on April 10, 2024. The Board of Directors may amend the investment guidelines at any time, without stockholder approval. If the Board of Directors materially modifies the investment guidelines, we will disclose the change in our next required periodic report or otherwise as required by applicable law.
All of our investment activities are conducted by our external Manager pursuant to the Management Agreement, which remains in effect until June 11, 2027 and will automatically renew for successive two-year terms, subject to certain termination rights as described therein. Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.
Financing Strategy
Our objective is to generate attractive risk-adjusted returns for our stockholders, and we may use leverage as part of our strategy. The amount of leverage we use for a particular investment is determined based on a range of factors, which may include the expected liquidity and price volatility of the asset; the duration profile of our assets and liabilities (including any hedges); the availability and cost of financing; our assessment of the creditworthiness of financing counterparties; conditions in the U.S. economy and the commercial and residential mortgage and real estate markets; our interest rate outlook; the credit quality of the loans underlying our investments; and our view of asset spreads relative to financing costs. See Note 9—Debt to our consolidated financial statements included in this Annual Report for additional information regarding our debt obligations.
We do not currently hedge portfolio risks associated with our investment portfolio. However, we may seek to mitigate interest rate risk related to our financing obligations. Our financing arrangements may from time to time bear interest at floating rates, typically based on a stated spread over a reference index. A sustained increase in interest rates could increase our financing costs. To manage this exposure, we may use derivative instruments, such as interest rate swaps or interest rate options, to reduce the variability of earnings attributable to changes in the interest rates applicable to our debt. We may also seek to align our interest rate exposure by funding floating-rate investments with floating-rate liabilities.
Any derivative transactions would be entered into solely for risk management purposes and not for investment or speculative purposes. The use of derivatives may expose us to certain risks, including market and interest rate risk, timing and volatility risk, counterparty and credit risk, and reduced market liquidity. As a result, derivatives may not be effective in offsetting changes in our financing costs. No derivative instruments are currently outstanding.
Policies with Respect to Certain Other Activities
Subject to the approval of our Board of Directors, we have the authority to offer our Common Stock or other equity or debt securities in exchange for property. We are also authorized to repurchase or otherwise reacquire our Common Stock or any other securities, and we may engage in these activities from time to time in the future.
We also may make loans to, or guarantee certain obligations of, our subsidiaries.
Subject to the ownership limitations and the gross income and asset tests required to maintain our qualification as a REIT, we may invest in securities of other REITs, other entities engaged in real estate-related activities, or other issuers, including for the purpose of acquiring or exercising control over such entities. We may also buy and sell investments in the ordinary course of managing our portfolio.
Our Board of Directors may modify these policies or our investment guidelines without obtaining stockholder approval. If we determine to raise additional equity capital, the Board of Directors has authority, without stockholder approval (subject to applicable New York Stock Exchange (“NYSE”) requirements), to issue additional shares of Common Stock or preferred stock on such terms, and for such consideration, as it deems appropriate, including in exchange for property.

Decisions regarding the form and other terms of financing for our investments are made by our officers, subject to the general investment guidelines adopted by the Board of Directors.
Management Agreement
Management Agreement
On June 11, 2024, we entered into the Management Agreement, as amended on October 18, 2024. The Management Agreement will remain in effect through June 11, 2027 and will automatically renew for successive two-year terms thereafter, unless terminated by either party in accordance with its terms.
Pursuant to the Management Agreement, RCM GA is responsible for implementing our business strategy and managing our business, investment activities and day-to-day operations, subject to oversight by our Board of Directors. RCM GA provides a management team and the administrative and support personnel necessary to conduct our operations. We do not have any employees and do not expect to have any employees in the foreseeable future. Each of our executive officers is an officer, employee, consultant or contractor of RCM GA or its affiliates.
Under the Management Agreement, RCM GA is entitled to receive a base management fee and an incentive fee, each calculated and payable quarterly in arrears, in cash or, at the election of RCM GA, in shares of our Common Stock.
The base management fee is equal to 1.5% per annum of our stockholders’ equity, including equity equivalents. For purposes of calculating stockholders’ equity, unsecured debt securities are included to the extent the proceeds were used to repurchase our preferred stock.
RCM GA is also entitled to receive an incentive fee equal to 20% of the amount by which earnings available for distribution (“EAD”) for the applicable quarter exceeds an annualized return of 8% on our average common book value per share during such quarter, as adjusted to exclude certain items, including fair value marks, impairments, transaction and deal expenses and associated tax impacts. No incentive fee is payable unless cumulative EAD is positive for the most recently completed four calendar quarters (or, if shorter, since the effective date of the Management Agreement or the most recent reset date). Cumulative EAD is reset at the end of each four-quarter measurement period.
EAD is a non-GAAP (as defined below) financial measure defined as net income (loss) determined in accordance with generally accepted accounting principles (“GAAP”), excluding non-cash equity compensation expense and unrealized gains or losses from mark-to-market valuation changes, including impairments. EAD may also be adjusted, on a tax-effected basis, to exclude certain one-time events, transaction and deal expenses and other non-cash items, subject to discussion with and approval by a majority of independent members of the Board of Directors.
In addition to the base management fee and incentive fee, we reimburse RCM GA and its affiliates for costs and expenses incurred in providing services under the Management Agreement, including our allocable share of compensation and benefits paid to personnel providing finance, accounting, tax, legal, risk management, compliance, operations, internal audit and other non-investment services.
The Management Agreement provides for the payment of a termination fee in certain circumstances, including termination without cause, non-renewal by the Company under specified conditions or termination by RCM GA following certain events. The termination fee generally equals three times the base management fee plus the greater of (i) three times the incentive fees paid during the trailing twelve-month period or (ii) the incentive fee that would have been earned based on total unrealized gains as of the most recently completed fiscal quarter prior to termination.
Former Management Agreement
Prior to June 11, 2024, we were party to a Third Amended and Restated Management Agreement, dated as of April 28, 2020, with Thetis Asset Management LLC (the “Former Manager”) (as amended by that First Amendment, dated March 1, 2023, the “Former Management Agreement”). Under the Former Management Agreement, the Former Manager implemented our business strategy and managed our operations, subject to oversight by the Board of Directors, and provided management, administrative and support personnel. We also separately maintained an internal audit function that reported directly to the Audit Committee and the Board of Directors.
Under the Former Management Agreement, we paid a quarterly base management fee based on stockholders’ equity, including certain equity equivalents, and were also subject to an incentive fee based on cash distributions and changes in book value. We had the option to pay management fees in cash or in shares of our Common Stock.

In connection with the Strategic Transaction, we delivered a termination notice to the Former Manager on February 26, 2024 and terminated the Former Management Agreement, effective June 11, 2024. In connection with the termination, we entered into a termination and release agreement with the Former Manager, which provided for the issuance of approximately 0.5 million shares of Common Stock and the payment of $0.6 million in cash to the Former Manager.
Servicing Agreements
Until June 1, 2024, our mortgage loans and real property were serviced pursuant to various servicing agreements (the “Servicing Agreements”) with Gregory Funding LLC (the “Former Servicer” or “Gregory”). We owned a 9.72% equity interest in the Former Servicer, which we disposed of during the quarter ended June 30, 2024. Effective June 1, 2024, the Former Servicer transferred the Servicing Agreements to Newrez, an affiliate of our Manager, pursuant to a servicing transfer agreement (the “Servicing Transfer Agreement” and, such Servicing Agreements following the transfer, the “Newrez Servicing Agreement”). The material terms of the Servicing Agreements remain substantially unchanged.
If the Newrez Servicing Agreement is terminated other than for cause and/or the Servicer terminates the agreement, we are required to pay a termination fee equal to the aggregate servicing fees paid under the applicable Servicing Agreement for the immediately preceding 12-month period.
Competition
In acquiring and originating our CRE-related investments, we compete with a broad range of market participants, including commercial mortgage and hybrid REITs, private equity and real estate funds, hedge funds, credit funds, specialty finance companies, banks, mortgage bankers, insurance companies, investment banking firms, mutual funds and other financial institutions, as well as governmental and quasi-governmental entities. Many of our competitors are significantly larger than we are, have greater access to capital and other resources and may have operating or regulatory advantages that allow them to transact more quickly or at larger scale. In addition, new market entrants and existing firms may increasingly pursue strategies similar to ours, particularly in the CRE sector, which could intensify competition for attractive investment opportunities and for equity and debt capital. Increased competition may reduce the availability of, or increase the price for, CRE-related investments and could adversely affect the market price of our Common Stock and preferred stock. Further, certain competitors may have higher risk tolerances or different risk assessments, which could allow them to pursue a broader range of CRE assets and establish business relationships that we may not pursue.
We may not be able to achieve our business objectives due to the competitive risks that we face.

Operating and Regulatory Structure
Tax Requirements
We have elected and intend to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. Our REIT qualification depends on our ability to satisfy, on an ongoing basis, numerous and complex requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), relating to, among other things, the sources and nature of our gross income, the composition and value of our assets, the timing and amount of distributions to our stockholders and the concentration of ownership of our capital stock. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code commencing with our initial taxable year ended December 31, 2014, and we intend to continue to operate in a manner that will enable us to maintain our REIT qualification.
As a REIT, we generally are not subject to U.S. federal income tax on taxable income that we distribute to our stockholders, provided that we distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year and satisfy certain other requirements.

Investment Company Act Exclusion
We conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act generally defines an investment company as any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act generally defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and that owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”).
Securities issued by majority-owned subsidiaries that are not themselves investment companies and that do not rely on the exclusions set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act are excluded from the definition of “investment securities” for purposes of the 40% test.
Our majority-owned subsidiaries rely on exclusions from the definition of investment company pursuant to Sections 3(c)(5)(C) or 3(c)(6) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in “mortgages and other liens on and interests in real estate” (“qualifying real estate interests”) and at least 80% of its assets in qualifying real estate interests together with “real estate-related assets” (the “3(c)(5)(C) Real Estate Assets Tests”). Section 3(c)(6) generally excludes from the definition of investment company any company that is directly or through subsidiaries primarily engaged in real estate activities described in Section 3(c)(5)(C) and/or other banking or finance businesses that are themselves excepted from the definition of “investment company” pursuant to Sections 3(c)(3), 3(c)(4) or 3(c)(5) of the Investment Company Act.
We are organized as a holding company and conduct our businesses primarily through wholly owned subsidiaries of Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”). Our Operating Partnership holds real estate and real estate-related assets directly and through subsidiaries. We conduct our operations so that we, our Operating Partnership and Great Ajax Funding LLC (“Great Ajax Funding”) (i) do not meet the definition of an investment company under Section 3(a)(1)(C) by ensuring that less than 40% of the value of our total assets on an unconsolidated basis consists of “investment securities,” or (ii) satisfy the 3(c)(5)(C) Real Estate Assets Tests or the “primarily engaged” test under Section 3(c)(6). We continuously monitor our compliance with these tests and the asset holdings of our subsidiaries to ensure that each subsidiary qualifies for an applicable exemption or exclusion from registration under the Investment Company Act.
Our 19.8% equity interest in our Former Manager is held through GA-TRS LLC (“GA-TRS”), a special purpose subsidiary of our Operating Partnership. GA-TRS may rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, and accordingly our interest in GA-TRS constitutes an “investment security” for purposes of the 40% test. We may also form other wholly owned or majority-owned subsidiaries that invest in real estate-related assets and that rely on the exclusions provided by Sections 3(c)(1) or 3(c)(7). The value of the securities issued by any such subsidiaries, together with any other investment securities we may own, will not exceed 40% of the value of our total assets on an unconsolidated basis, or we will otherwise satisfy the 3(c)(5)(C) Real Estate Assets Tests or the Section 3(c)(6) primarily engaged test.
On August 31, 2011, the SEC issued a concept release entitled Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments (Investment Company Act Rel. No. 29778), which indicates that the SEC continues to review the scope and application of the Section 3(c)(5)(C) exclusion. There can be no assurance that future laws, regulations, interpretations or guidance from the SEC or its staff regarding the classification of qualifying real estate interests or real estate-related assets will not change in a manner that adversely affects our ability to rely on this exclusion. To the extent additional guidance is provided, we may be required to modify our investment strategy or asset composition, which could limit our ability to pursue our current strategies or adversely affect our operations.
If we were to lose our exclusion from regulation under the Investment Company Act, we could be required to restructure our operations, dispose of certain assets or refrain from acquiring certain assets, any of which could materially adversely affect our financial condition, results of operations and/or cash flows. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure—Maintenance of our exclusion from regulation as an investment company under the Investment Company Act imposes significant limitations on our operations.”
Commodity Pool Operator Exemption
Under the Dodd-Frank Act, an investment vehicle that trades in swaps may be deemed a “commodity pool,” which could cause its operator to be regulated as a “commodity pool operator” (“CPO”) under the Commodity Exchange Act and related Commodity Futures Trading Commission (“CFTC”) rules. We rely on CFTC no-action relief from CPO registration and have filed the applicable notice/claim with the CFTC in order to rely on such relief.

To maintain the benefit of this no-action relief, we must satisfy certain conditions, including, among other requirements, that (i) the aggregate initial margin and option premiums required to establish our swap and futures positions do not exceed 5% of the fair market value of our total assets, and (ii) the net income we derive annually from swap and futures positions that are not “qualifying hedging transactions” remains below 5% of our gross income.
Operating within these parameters may limit our ability to use swaps or futures to the extent we would otherwise consider appropriate, and failure to satisfy the conditions of the no-action relief could require us (or certain of our affiliates or personnel) to register as a CPO and become subject to additional regulation and compliance requirements. See “Item 1A. Risk Factors—Risks Related to Regulatory and Legislative Actions—We may be unable to operate within the parameters that allow us to be excluded from regulation as a CPO, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.”
Environmental Matters
To the extent we own or acquire real estate, we are subject to a variety of U.S. federal, state and local environmental laws, regulations and ordinances and may incur liability for environmental conditions at, on, under or migrating from such properties. Environmental laws may impose liability on owners and operators of real property for the investigation and remediation of contamination, regardless of whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. The costs of required investigation, remediation or compliance could be substantial, and liability under certain environmental laws may be joint and several and is often not limited, potentially exceeding the value of the affected property and, in some circumstances, our other assets. In addition, the presence of contamination or failure to remediate contamination could expose us to third-party claims for personal injury or property damage and could adversely affect our ability to sell, lease, develop, renovate or finance such properties, including our ability to borrow using the real estate as collateral. See “Item 1A. Risk Factors.”
Employees
We do not currently have any employees who are paid directly by us, and we do not expect to have any employees paid directly by us in the foreseeable future, with the exception of incentive equity awards that may be issued. We conduct our operations through our Manager and its affiliates, and our executive officers are officers, employees or contractors of the Manager (or its affiliates) and are compensated by the Manager (or its affiliates). We reimburse the Manager or its affiliates, as applicable, for our allocable share of compensation and related costs (whether paid in cash, equity or other forms), including base salary, bonuses, payroll taxes and employee benefits, for (i) the personnel serving as our chief financial officer, based on the percentage of time devoted to managing our affairs, and (ii) other corporate support personnel, including corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations and compliance, who devote all or a portion of their time to supporting and managing our business.
Available Information
Our website is www.rithmpropertytrust.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available to the public from the SEC’s website at http://www.sec.gov and are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Also posted on our website in the “Company Info—Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and certain of our policies, including our Code of Ethics governing our Board of Directors, officers and employees.
The information on our website does not constitute a part of this Annual Report and is not incorporated by reference. Our reference to the URL for our website is intended to be an inactive textual reference only.
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully read and consider the following risk factors, together with the information included under the caption “Cautionary Statement Regarding Forward-Looking Statements” and the other information included in this Annual Report. Our business, financial condition, cash flows and/or results of operations could be adversely affected by any of these risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial.

Risks Related to Our Business
We depend on a manager to run our business, and if the Manager is unable to conduct our investment activities properly, there could be a material adverse effect on our business.
All of our investment activities are conducted by the Manager. The Manager has great latitude in determining the types of assets that are appropriate investments for us, as well as the individual investment decisions. Thus, our success will depend on our relationship with, and the performance of, the Manager. Should the Manager fail to allocate sufficient resources or select appropriate investments, we may be unable to achieve our objectives. Further, if the Manager or Rithm are unable to retain its key personnel, it may be difficult for the Manager to manage our business. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.
We expect to continue to incur consolidated net losses from our mortgage asset holdings.
For the year ended December 31, 2025, we incurred a net loss attributable to common stockholders of $2.7 million. In addition, the market value of our RPLs, NPLs and small balance commercial loans have significantly deteriorated, and we have incurred substantial operating losses on loans we have sold or intend to sell. We expect to continue to incur operating losses for the foreseeable future given the current market conditions for our mortgage asset holdings.
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
Many of our investments may be illiquid, and this lack of liquidity has in the past and could continue to significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such investments are carried if we are required to dispose of them.
We previously acquired, and may in the future acquire, assets, securities or other instruments that are not liquid or publicly traded. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale, refinancing or other disposition. Dispositions of investments may be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. Liquidity can also be impacted by current market conditions.
In addition, some of the assets we may acquire may be securities and may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition unless such securities are registered or are sold in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, it is possible we may be forced to sell such investments at a loss, fail to realize any profits from such investments or be required to hold such investments for a considerable time.

Mortgage-related assets generally experience periods of illiquidity, as well as periods of delinquencies and defaults with respect to residential and commercial mortgage loans. Further, validating third-party pricing for illiquid assets may be more subjective than for liquid assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. For example, during periods of market volatility or reduced demand, we have in the past and may continue to seek to sell mortgage loans or other investments that are carried at fair value, including in connection with portfolio repositioning, risk management or financing considerations. In such circumstances, the prices available in the market may be materially lower than the values at which such assets are carried, and we could realize losses upon any such sale. In addition, any delay in, or inability to consummate, any such sale on attractive terms or at all could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders and/or our stock price. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we have or could be attributed with material non-public information. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid, we may lose that leverage or have it reduced. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition.
CRE-related investments that are secured by commercial real property are subject to delinquency, foreclosure and loss, which could result in losses and could materially adversely affect our business, financial condition, results of operations and/or cash flows.
Under RCM GA’s management, we have shifted our strategic direction to focus on the origination and acquisition of CRE-related assets, including senior and subordinated commercial mortgages, mezzanine loans, preferred equity, commercial properties, commercial mortgage servicing rights, CMBS and other investments in CRE. CRE debt instruments (e.g., mortgages and mezzanine loans) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are arguably greater than similar risks associated with a pool of loans secured by single-family residential properties. The ability of a borrower to repay a loan secured by an income-producing property is typically primarily dependent upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.
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
Under RCM GA’s management, we invest in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. CRE loans are not fully amortizing, meaning that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In a period of rising interest rates or tightening credit markets, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non-payment. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.
Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of CRE loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property and the financial circumstances of the borrower. A continued decline in specific CRE markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying CRE remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed CRE without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.
Investments in CRE companies are subject to the specific risks relating to the particular company and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.
We made the PGRE Investment in December 2025 and expect to continue to make investments in CRE companies in the future. We may invest a portion of our assets in preferred and/or debt securities of CRE operating or finance companies. These investments involve special risks relating to the particular company, and if we invest in debt securities, such debt securities are often non-collateralized and may also be subordinated to such company’s other obligations. These investments also subject us to the risks inherent with real estate-related investments, including:
•risks of delinquency and foreclosure, and risks of loss in the event thereof;
•risks related to increases in property taxes;
•the dependence upon the successful operation of, and net income from, real property;
•risks generally incident to interests in real property; and
•risks specific to the type and use of a particular property.
These risks may adversely affect the value of our investments in CRE operating and finance companies and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.
The PGRE Investment exposes us to additional risks related to the office real estate industry.
The PGRE Investment exposes us to risks and uncertainties related to the office and CRE industries, which include, but are not limited to, the following:
•declines in the financial condition of Paramount’s tenants, many of which are financial, legal and other professional firms, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or other reasons;

•the inability or unwillingness of Paramount’s tenants to pay rent increases;
•significant job losses in the financial services, professional services and technology and media industries, which may decrease demand for Paramount’s office space, causing market rental rates and property values to be negatively impacted;
•an oversupply of, or a reduced demand for, Class A office space;
•changes in market rental rates and changes in space utilization by tenants due to technology, economic conditions and business cultures;
•the concentration of Paramount’s assets in New York City and San Francisco, including adverse economic or regulatory developments in those cities;
•redevelopment and repositioning risk; and
•risks related to joint venture structures in ownership of CRE.
In addition, telecommuting, flexible work schedules, open workplaces, teleconferencing and video-conferencing have become commonplace. These practices enable businesses to reduce their space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. These practices have eroded the overall demand for office space and, to the extent they continue, could in turn, place additional downward pressure on occupancy, rental rates and property valuations.
These risks may adversely affect the value of our investment and could result in significant losses.
We will have little control over the PGRE Investment and will be dependent on third parties to manage our investment, and our investment will be illiquid.
The PGRE Investment represents a minority investment in PGOP. Minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, regulatory and/or compliance risks associated with the minority investment. In addition, we will be dependent on controlling equity holders, management or other persons or entities who control them and who may have business interests, strategies or goals that are inconsistent with ours, or who may make business, financial or management decisions with which we do not agree, or otherwise act in a manner that does not serve our interests. Business decisions or other actions or omissions of the controlling equity holders, management or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us and may otherwise damage our reputation and brand, and could materially adversely affect our business, financial condition and/or results of operations.
In addition, the PGRE Investment will be illiquid, and the absence of a market may inhibit our ability to dispose of it. If the book value of an investment were to exceed its fair value, we would be required to recognize an impairment charge related to the investment. See “—Many of our investments may be illiquid, and this lack of liquidity has in the past and could continue to significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such investments are carried if we are required to dispose of them.”
There are certain risks associated with the servicers of CRE loans.
The exercise of remedies and successful realization of liquidation proceeds relating to CRE loans may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.

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
Difficult conditions in the mortgage, CRE and residential real estate markets, as well as general market concerns, have adversely affected the value of the assets in which we invest and these conditions continue to persist for the foreseeable future.
Our business has historically been, and may in the future be, materially affected by conditions in the residential mortgage and real estate markets, the commercial mortgage and real estate markets, including the smaller CRE market, the financial markets and the economy in general. Concerns about inflation, energy costs, geopolitical issues, the stability of the global banking system, unemployment levels and the availability and cost of credit have contributed to volatility in the economy and markets. In particular, the residential mortgage market in the U.S. has in the past experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns and this may occur in the future. The smaller CRE mortgage market also may face increased defaults, losses or liquidity concerns due to economic conditions.
Certain commercial banks, investment banks and insurance companies continue to announce losses from exposure to the residential mortgage market. These factors have affected investor perception of the risk associated with MBS securities, other real estate-related securities and various other asset classes in which we may invest. As a result, values of certain of our assets and the asset classes in which we intend to invest have experienced volatility. Further deterioration of the mortgage market and investor perception of the risks associated with MBS we may retain as part of our securitizations, as well as other assets that we acquire could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

If we fail to develop, enhance and implement strategies to adapt to changing conditions in the CRE industry and capital markets, our financial condition and results of operations may be materially and adversely affected by our acquisition of CRE loans.
The manner in which we compete and the types of CRE loans we are able to acquire will be affected by changing conditions resulting from sudden changes in the CRE industry, regulatory environment, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be adversely affected. In addition, we can provide no assurances that we will be successful in executing our business strategy in successfully acquiring CRE loans.
A significant portion of our residential mortgage loans may become NPLs, which could further increase the significant losses we have incurred to date.
We previously acquired residential mortgage loans where the borrower has failed to make timely payments of principal and/or interest currently or in the past. Under current market conditions, many of these loans may have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Although we purchased loans at significant discounts to unpaid principal balance (“UPB”) and underlying property value, if actual results are different from our assumptions in determining the prices for such loans, particularly if the market value of the underlying property decreases significantly, we have previously and may continue to incur significant losses.
We own higher risk loans, which are more expensive to service than conventional mortgage loans, and a change in delinquencies for the loans we own could adversely affect our business, financial condition and/or results of operations.
A percentage of the mortgage loans we own are higher risk loans, meaning that the loans are made to less creditworthy borrowers or for properties the value of which has decreased and that the loans tend to have higher delinquency and default rates than GSE (as defined below) and government agency-insured mortgage loans. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with mortgage market reforms and recent and possible future regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by U.S. state and federal regulators or may experience higher compliance costs, which could result in a further increase in servicing costs. Through the Newrez Servicing Agreement, the Servicer currently passes along to us many of the additional third-party expenses incurred by it in servicing these higher risk loans. The greater cost of servicing higher risk loans, which may be further increased through regulatory changes, could adversely affect our business, financial condition and/or results of operations.
Additionally, these higher risk loans, combined with decreases in property values, have caused increases in loan-to-value ratios, resulting in borrowers having little or negative equity in their property, which may provide an incentive to borrowers to strategically default on their loans. Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors.
The principal and interest payments on our MBS are not guaranteed by any entity and, therefore, are subject to increased risks, including credit risk.
We historically created and retained residential and commercial MBS that are backed by residential and commercial mortgage loans that do not conform to Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac” and, together with Fannie Mae, “GSEs” and each, a “GSE”) underwriting guidelines. Consequently, the principal and interest on those MBS are not guaranteed by GSEs, or securitized through Government National Mortgage Association (“Ginnie Mae”). Our MBS are and will be subject to many of the risks of the respective underlying mortgage loans. Mortgage loans are typically secured by a single-family residential or commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property depends upon the income or assets of the borrower. A number of factors, including the impact of a prolonged economic downturn, unemployment, acts of God, climate disasters, such as wildfire and flooding events, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their mortgage loans. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent.

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
Our CRE loans will be subject to the ability of the commercial property owner to generate net income from operating the property as well as the increased risks of delinquency and foreclosure.
The ability of a commercial mortgage borrower to repay a CRE loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the CRE may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense, limit rents that may be charged, or that restrict eviction and replacement of nonpaying tenants, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances. In particular, the number of commercial property delinquencies and foreclosures has increased. In the event of the bankruptcy of a commercial mortgage loan borrower, the CRE loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the such loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a CRE loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed CRE loan.
Our CRE loans in respect of smaller multi-family residential properties or smaller mixed use retail/residential properties may be subject to defaults, foreclosure timeline extension, fraud, commercial price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal.
Our CRE loans secured by multi-family, mixed-use or commercial property may be subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically depends primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
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
Changes in the underwriting standards by Freddie Mac, Fannie Mae or the Federal Housing Administration (the “FHA”) could make it more difficult to refinance our purchased mortgage loans.
Stricter underwriting standards by Freddie Mac, Fannie Mae or the FHA could affect our ability to refinance mortgage loans and the terms on which mortgage loans may be refinanced, which may adversely affect our business and results of operations. For example, in 2010, Freddie Mac and Fannie Mae announced tighter underwriting guidelines, particularly for adjustable rate mortgages (“ARMs”), and hybrid interest-only ARMs (“Hybrid ARMs”). Specifically, Freddie Mac announced that it would no longer purchase interest-only mortgages and Fannie Mae changed its eligibility criteria for purchasing and securitizing ARMs to protect consumers from potentially dramatic payment increases. If Freddie Mac, Fannie Mae or the FHA were to adopt other restrictive underwriting standards, that could affect our ability to refinance loans and the terms of those loans.
The whole residential mortgage loans and other residential mortgage assets in which we have invested are subject to risk of default, among other risks.
We historically acquired mortgage loans and other mortgage-related assets which may be subject to defaults (including re-default for RPLs), foreclosure moratoria or timeline extensions, fraud, residential price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal, or government-mandated payment forbearances, among other factors, which could result in losses to us. Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The payment of the principal and interest on the mortgage loans we acquire would not typically be guaranteed by any GSE or securitized through Ginnie Mae or any other governmental agency. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that can benefit senior tranches of MBS. A whole mortgage loan is directly exposed to losses resulting from nonpayment or other default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly affect the value of such mortgage. The ability of a borrower to repay a loan secured by a residential property typically depends upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of nature, terrorism, social unrest and civil disturbances, may impair a borrower’s ability to repay a mortgage loan. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on a foreclosed mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Whole mortgage loans are also subject to “special hazard” risk such as property damage caused by hazards, such as earthquakes, wildfires or floods or other environmental hazards, not covered by standard property insurance policies. See “—We are subject to risks of loss from weather conditions, man-made or natural disasters and climate change.” In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor in possession to the extent the lien is unenforceable under state law. In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property. In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of the principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and results of operations. The MBS we retained from our own securitizations evidence interests in, or are secured by, pools of residential mortgage loans. Accordingly, the MBS that we hold is subject to all of the risks of the respective underlying mortgage loans.
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
When selling mortgage loans, sellers typically make customary representations and warranties about such loans. Our mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to repurchase or substitution, or that our counterparty will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. Our inability to obtain indemnity or require repurchase of a significant number of loans could harm our business, financial condition, liquidity, results of operations and/or our ability to make distributions to our stockholders.
Certain investments in portfolios of whole mortgage loans and other mortgage assets may require us to purchase less desirable mortgage assets as part of an otherwise desirable pool of mortgage assets, which could subject us to additional risks relating to the less desirable mortgage assets.
If we acquire portfolios of whole mortgage loans, including commercial or mixed-use property loans, and other mortgage assets, the portfolio may contain some assets that we would not otherwise seek to acquire on their own. These other assets may subject us to additional risks, including impaired performance and reduce the return on our investments.

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
•conditions in the asset-backed securities (“ABS”) markets, specifically;
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
Our ability to sell mortgage loans into securitizations could also be delayed, limited or precluded by legislative and regulatory reforms applicable to ABS and the institutions that sponsor, service, rate or otherwise participate in, or contribute to, the successful execution of a securitization transaction. Other factors could also limit, delay or preclude our ability to sell assets into securitizations. Provisions of the Dodd-Frank Act have required significant revisions to the legal and regulatory framework that apply to the ABS markets and securitizations. For example, Section 15G of the Exchange Act, as modified by the Dodd-Frank Act, generally requires the issuer of ABS to retain not less than five percent of the credit risk of the assets collateralizing the ABS. While Section 15G includes an exemption for ABS that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages” (as defined in the accompanying regulations), RPLs of the type that we purchased and securitized generally do not qualify for this exemption. We therefore are required to retain five percent or more of the credit risk associated with the assets we securitize.
In addition to these laws and rules, other U.S. federal or state laws and regulations that could affect our ability to sell assets into securitization programs may be proposed, enacted or implemented. These laws and regulations could effectively preclude us from financing our assets through securitizations or could delay our execution of these types of transactions. Other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions that traditionally purchase and hold ABS, could also result in less investor demand for securities issued through securitization transactions.

Prepayment rates can change, adversely affecting the performance of our assets and our ability to reinvest the proceeds thereof.
The frequency at which prepayments (including voluntary prepayments by borrowers, loan buyouts and liquidations due to defaults and foreclosures) occur on residential mortgage loans, including those underlying MBS, is affected by a variety of factors, including, home price appreciation, prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the mortgage loans and any related MBS. These faster or slower than expected payments may adversely affect our profitability, although the effects vary, because upon prepayment we can receive 100% of the remaining UPB that we had purchased at a significant discount.
We have in the past purchased loans that have a higher interest rate than the prevailing market interest rate. In exchange for this higher interest rate, we would pay a premium to par value to acquire the loan. In accordance with U.S. GAAP, we amortize this premium over the expected term of the security or loan based on our prepayment assumptions or its contractual terms, depending on the type of loan or security purchased. If a loan is prepaid in whole or in part at a rate faster than expected or its contractual term (as applicable), we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.
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
We own real estate directly, as well as assets that are secured by real estate. Real estate assets are subject to various risks, including:
•declines in the value of real estate;
•acts of nature, including earthquakes, floods, wildfires and other natural disasters, which may result in uninsured losses;
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
In executing our business plan, we regularly consider the allocation of capital CMBS and various other CRE assets and investment opportunities. The allocation of capital may vary due to market conditions, the expected relative return on equity of each, the judgment of our Manager, the demand in the marketplace for certain mortgage loans and the availability of specific investment opportunities. We also consider the availability and cost of our likely sources of capital. If we fail to appropriately allocate capital and resources across our portfolio or fail to optimize our acquisition and capital raising opportunities, our financial performance may be adversely affected.
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
An increase in interest rates may cause a decrease in the ability of our borrowers to refinance their existing mortgages and may cause additional economic distress for borrowers with mortgages subject to changes in interest rates, causing our cash collections to decrease, and our anticipated resolution timelines to increase.
Rising interest rates may reduce the desirability of refinancing existing mortgages by increasing a borrower’s monthly payments. Rising interest rates may also cause economic distress to borrowers with mortgage terms that subject them to market-based increases in interest rates. Consequently borrowers who might otherwise have refinanced their mortgages may not be able to do so on favorable terms, and borrowers with interest-rate sensitive mortgages may experience payment increases that preclude their ability to makes such payments in a timely manner, if at all. As a result, the duration of our resolution timelines may be extended, with an associated negative impact in our cash collections and/or our earnings.
The failure of our Servicer to service our assets effectively would materially and adversely affect us.
We rely on our Servicer to service and manage our assets, including managing collections on our whole mortgage loans and the mortgage loans underlying our retained MBS. If our Servicer is not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If our Servicer takes longer than we expect to liquidate non-performing assets, our losses may be higher than originally anticipated. We also rely on our Servicer to provide all of our property management, lease management and renovation management services associated with the real properties we acquire upon conversion of residential mortgage loans that we own or that we acquire directly. The failure of our Servicer to effectively service our mortgage loan assets, including the mortgage loans underlying any MBS we may own, real estate owned (“REO”) and other real estate-related assets could negatively impact the value of our investments and our performance.
The Servicer’s operations are heavily regulated at the U.S. federal, state and local levels, and its failure to comply with applicable regulations could materially adversely affect our expenses and/or results of operations. There is no assurance that we could replace the Servicer with servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms.
The Servicer must comply with a wide array of U.S. federal, state and local laws and regulations, including certain licensing requirements, that regulate, among other things, the manner in which it services our mortgage loans and manages our real property in accordance with the Newrez Servicing Agreement, including Consumer Financial Protection Bureau (“CFPB”) mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act, as well as the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (the “RESPA”), the TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act and the Equal Credit Opportunity Act, as well as individual state licensing, privacy, foreclosure laws and federal and local bankruptcy rules. These requirements can and will change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. These laws and regulations cover a wide range of topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information (privacy). The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties.

In general, the laws and regulations relating to mortgage servicing are complex and vary greatly among the states and localities, and in some cases, these laws are in direct conflict with each other or with U.S. federal law. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. The current federal administration has notably reduced federal regulatory oversight, which has resulted in increased state oversight of mortgage servicers. This has led to, and may continue to lead to, inefficiencies for servicers, confusion in the market and other impacts, which could materially adversely affect our Servicer. Individual states have also been increasingly active in supervising non-bank mortgage servicers such as our Servicer, and certain regulators have communicated recommendations, expectations or demands with respect to areas such as corporate governance, safety and soundness, risk and compliance management, and cybersecurity, in addition to their focus on traditional licensing and examination matters.
Uncertainty continues to exist with respect to the future of regulation of mortgage servicing, including the future of the Dodd-Frank Act and the CFPB. We cannot predict the specific legislative or executive actions that may result or what actions federal or state regulators might take in response to potential changes to the Dodd-Frank Act or to the federal regulatory environment generally. Such actions could impact the mortgage industry generally and could adversely impact our business. Additionally, such changes could later be reverted by future administrations, creating uncertainty and inefficiencies. Material changes in, as well as uncertainties in, these rules and regulations could increase our expenses under the Servicing Agreement.
Additionally, from time to time, the Servicer may be party to certain regulatory inquiries and proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely its reputation. The Servicer’s failure to comply with applicable laws and regulations could adversely affect our expenses and results of operations. If we were to determine to change servicers, there is no assurance that we could find servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms. The Servicer’s failure to comply with these laws and regulations could also indirectly result in damage to our reputation in the industry and adversely affect our ability to effect our business plan.
We rely on the Servicer for our loss mitigation efforts relating to mortgage loan assets, which loss mitigation efforts may be unsuccessful or not cost-effective.
We depend on a variety of services provided by the Servicer, including, among other things, to collect principal and interest payments on our whole mortgage loans, as well as the mortgage loans underlying our retained MBS, and to perform loss mitigation services. In addition, legislation and regulation that have been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans. Mortgage servicers may be required or incentivized by the U.S. federal government or other jurisdictions to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the owners of the mortgage loans. In addition to legislation and regulation that establish requirements or create financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, federal legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, recent laws and regulations, including CFPB regulations, delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the MBS. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative and regulatory actions, the Servicer may not perform in our best interests or up to our expectations, which could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.
Contingent or unknown liabilities could materially and adversely affect us.
Our investment acquisition activities are subject to many risks. We may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or other charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our insurance coverage, we might have to pay substantial sums to settle or cure it, which could materially and adversely affect us. The properties we may acquire may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including zoning laws and regulations and prohibitions on leasing or on tenant evictions, or requirements to obtain the approval of home owner associations prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.

We may be required to make determinations of a borrower’s creditworthiness based on incomplete information or information that we cannot verify, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or reputation.
The CRE lending business depends on the creditworthiness of borrowers, which we must judge. In making such judgment, we may depend on information obtained from non-public sources and the borrowers in making acquisition decisions and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide range of information including, without limitation, information relating to the form of entity of the prospective borrower, which may indicate whether the borrower can limit the impact that its other activities have on its ability to pay obligations related to the CRE loan.
Our inability to compete effectively in a highly competitive market could adversely affect our ability to implement our business strategy, which could materially and adversely affect us.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We face significant competition when acquiring mortgage loans and our other targeted assets. Our competitors include other mortgage REITs, financial companies, public and private funds, hedge funds, commercial and investment banks and residential and commercial finance companies. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. We also may have different operating constraints from those of our competitors including, among others, tax-driven constraints such as those arising from our intention to qualify and maintain our qualification as a REIT and restraints imposed on us by our attempt to comply with certain exclusions from the definition of an “investment company” or other exemptions under the Investment Company Act. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, may reduce the number of attractive CRE investment opportunities available to us or increase the bargaining power of asset owners seeking to sell, which would increase the prices for these assets. If such events occur, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate our mortgage loans and our CMBS, and may relate to additional CRE assets we acquire in the future. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate and other securities and loans at attractive prices, the value of our real estate and other securities, loans and derivatives and our ability to realize gains from the sale of such assets. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, regulations and other legal rules applicable to REITs or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition, cash flows and results of operations.
Until recently, the Federal Reserve Board (the “Federal Reserve”) maintained interest rates close to zero. In 2022, however, in response to the inflationary pressures—driven by ongoing supply chain disruptions, the lingering effect of fiscal stimulus, and the war in Ukraine—the Federal Reserve rapidly raised interest rates. The Federal Reserve continued to steadily increase interest rates through July 2023, holding interest rates steady through the remainder of 2023. In 2024, the Federal Reserve made three rate cuts, reducing the benchmark rate by a full percentage point, and, in 2025, the Federal Reserve made an additional three rate cuts, reducing the benchmark rate by 75 basis points. Higher interest rates have resulted, and may in the future result, in increased interest expense on our outstanding variable rate and future variable and fixed-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, loan origination volume may decrease and negatively impact our operating results. Additionally, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.
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
Security breaches and other cybersecurity incidents could result in a loss of data, business interruptions, regulatory actions and increased costs, each of which could materially adversely effect on our business and results of operations.
Our Manager, through Rithm, oversees our cybersecurity. Like all companies, we have information technology that may be vulnerable to security breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, theft, terrorist attacks, malicious ransomware cyber-attacks, computer viruses, hackers and general technology failures. Security breaches and other cybersecurity incidents could result in a loss of data, interruptions in our business, subject us to regulatory actions and increased costs, each of which could have a material adverse effect on our business and/or results of operations.
Cybersecurity may subject us to increased costs as we, through Rithm, (i) continue to update our cybersecurity defenses in order to reflect the evolving risks, (ii) monitor our systems for cyber-attacks and security threats and (iii) seek to determine the extent of our losses in the event of a cybersecurity breach. Additionally, the costs and losses associated with preventing cybersecurity breaches are difficult to predict and quantify and could have a material adverse effect on our business and results of operations.

In addition, we are subject to various privacy and data protection laws and regulations, and any changes to laws or regulations, including new restrictions or requirements applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. For example, the New York State Department of Financial Services requires certain financial services companies, such as our Servicer, to establish a detailed cybersecurity program and comply with other requirements, and the California Consumer Protection Act, which went into effect in January 2020, as amended by the California Privacy Rights Act, which went into effect in January 2023, created new compliance regulations on businesses that collect information from California residents. Non-compliance by us, our Servicer or potentially by third parties with which we share information with any applicable privacy and cybersecurity law or regulation, including accidental loss, inadvertent disclosure, unauthorized access or dissemination or breach of security, may result in damage to our reputation and could subject us to fines, penalties, required corrective actions, lawsuits, payment of damages or restrictions on our use or transfer of data.
Furthermore, we have no control over the cybersecurity systems used by our third-party service providers, and such third-party service providers may have limited indemnification obligations to us. Any such breach could compromise these systems and networks and the data stored therein could be accessed, modified, publicly disclosed and/or lost or stolen. Any such incident could result in substantial remediation costs, legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, damage to our reputation and/or loss of competitive position. Further, we could be exposed to the risks of machine learning technology if such third parties, whether or not known to us, use this in their business activities, exposing us to risks pertaining to data privacy, data protection and intellectual property considerations.
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
Weather conditions and man-made or natural disasters, such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions, can damage properties that we own or that collateralize our loans. If properties collateralizing our mortgage loans incur damages that reduce the value of the collateral to an amount below the UPB of our loan, borrowers may cease making payments to us on those loans, and any foreclosure efforts may recover substantially less value than the amount we are due or no value at all. Because we seek to build concentrations of mortgage loans and real properties in certain markets, we may be particularly vulnerable to the impact of a localized weather condition, man-made or natural disaster, including wildfire and flooding events, or effects of climate change. Any of these events could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. We cannot predict if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, including wildfire and flooding events, or effects of climate change, whether or not insured, could have a material adverse effect on our financial performance, the market price of our Common Stock and preferred stock and our ability to pay dividends. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to deterioration in their financial condition driven by such events.

Risks Related to Financing and Hedging
We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business strategy.
Our primary sources of funds are cash provided by net interest income, sales and repayments of our investments, debt financing sources, including secured bonds payable and repurchase financing agreements, and the issuance of equity securities when feasible and appropriate. Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. We may have difficulty accessing the capital markets on favorable terms or at all. For example, in February 2026, we considered a common equity raise to finance the acquisition of commercial mortgage assets, but due to market conditions, we determined not to raise equity capital or effect this acquisition of assets at this time. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, our financing sources may be adversely impacted by any dislocation or weakness in the capital and credit markets, which could result in one or more of our financing sources to be unwilling or unable to provide us with financing or increase the costs of that financing. Furthermore, other factors, including changes to regulatory capital requirements imposed on our financing sources, could limit our access to, or increase the cost of, our capital or increase the cost of our financings they provide to us. Our inability to access financing on favorable terms, or at all, may have a material adverse effect on us and our operations and financial condition.
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
Non-recourse long-term financing structures, such as securitizations, expose us to risks that could result in losses to us.
We have used and may continue to use securitization and other non-recourse long-term financing for our investments if, and to the extent, available. In such structures, lenders typically have only a claim against the assets included in the securitizations rather than a general claim against the owner-entity. Prior to each such financing, we may seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization.
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
Subject to qualifying and maintaining our qualification as a REIT and exemption from registration under the Investment Company Act, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity would vary in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us, because, among other things:
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
Risks Related to Regulatory and Legislative Actions
RCM GA is subject to regulation under the Investment Advisers Act as a registered investment adviser.
RCM GA is subject to various requirements under the Investment Advisers Act, such as fiduciary duties to clients, anti-fraud provisions, substantive prohibitions and requirements, contractual and record-keeping requirements and administrative oversight by the SEC (primarily by inspection). In addition, as a registered investment adviser, it must continually address potential conflicts between its interests and those of its clients. Although Rithm and its subsidiaries that are registered as registered investment advisers has established certain policies and procedures designed to mitigate conflicts of interest, there can be no assurance that these policies and procedures will be effective in doing so. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. If RCM GA or its applicable affiliates are deemed to be out of compliance with any such rules and regulations, they may be subject to civil liability, criminal liability and/or regulatory sanctions.
We operate in a highly regulated industry and continually changing U.S. federal, state and local laws and regulation could materially adversely affect our business, financial condition and results of operations.
The residential and commercial mortgage industries are highly regulated. We and our Manager are required to comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which each of us conducts our businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A material failure to comply with any of these laws or regulations could subject us and our Manager to lawsuits or governmental actions and damage our reputation, which could materially adversely affect our business, financial condition and/or results of operations.

U.S. federal, state and local governments frequently propose or enact new laws, regulations and rules related to mortgage loans, including servicing and collection of mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to RESPA, equal credit opportunity, fair lending, fair credit reporting, TILA, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with U.S. federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, secured transactions, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. Our service providers, including the Servicer, must also comply with many of these legal requirements.
In particular, the Dodd-Frank Act resulted in a comprehensive overhaul of the financial services industry in the U.S. and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the TILA and the RESPA, aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements. Unpredictable events, such as the current ongoing military conflicts, may create economic shocks, to which federal, state and local governments respond with new borrower and tenant rights and protections. Certain state regulators continue to consider proposals to apply regulatory prudential standards to non-bank servicers, which may impact how our service providers, including the Servicer, are regulated. On the other hand, the current federal administration has notably reduced federal regulatory oversight, which has resulted in increased state oversight of mortgage servicers. This has led to, and may continue to lead to, inefficiencies for servicers, confusion in the market and other impacts. Individual states have also been increasingly active in supervising non-bank mortgage servicers. See also “—Risks Related to Our Business—The Servicer’s operations are heavily regulated at the U.S. federal, state and local levels, and its failure to comply with applicable regulations could materially adversely affect our expenses and/or results of operations. There is no assurance that we could replace the Servicer with servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms.”
Uncertainty continues to exist with respect to the future of regulation of mortgage servicing, including the future of the Dodd-Frank Act and the CFPB. We cannot predict the specific legislative or executive actions that may result or what actions federal or state regulators might take in response to potential changes to the Dodd-Frank Act or to the federal regulatory environment generally. Such actions could impact the mortgage industry generally and could adversely impact our business. Additionally, such changes could later be reverted by future administrations, creating uncertainty and inefficiencies.
In addition, although we do not intend to acquire MBS in which the underlying mortgage loans are guaranteed or insured by any GSE or U.S. governmental agency, actions taken by or proposed to be taken by, among others, the Federal Housing Finance Agency, the U.S. Treasury, the Federal Reserve or other U.S. governmental agencies that are intended to regulate the origination, underwriting guidelines, servicing guidelines, servicing compensation and other aspects of mortgage loans guaranteed by the GSEs or U.S. governmental agencies (known as “Agency RMBS”) can have indirect and sometimes direct effects on our business and business model, results of operations and liquidity. For example, loan originators and servicers, investors and other participants in the mortgage securities markets may use regulatory guidelines intended for Agency RMBS as guidelines or operating procedures in respect of non-Agency RMBS. In addition, changes in underwriting guidelines for Agency RMBS generally affect the supply of similar or complementary non-Agency RMBS.
Our Manager’s or our Servicer’s failure to comply with these laws, regulations and rules may result in reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, restrictions on tenant evictions, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations.
We expect that legislative and regulatory changes, as well as uncertainties, will continue in the foreseeable future, which may increase our operating expenses, either to comply with applicable law, to deal with regulatory examinations or investigations, or to satisfy our lenders and investors that we are in compliance with those laws, regulations and rules that are applicable to our business. Any of these changes or new laws, regulations or rules could adversely affect our business, financial condition and/or results of operations.

We may be unable to operate within the parameters that allow us to be excluded from regulation as a CPO, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.
The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a CPO. In December 2012, the Commodity Futures Trading Commission issued the No-Action Letter, giving relief to operators of mortgage REITs from the requirement to register as a CPO. In order to qualify, we must, among other non-operation requirements: (i) limit our initial margin and premiums required to establish our swap or futures positions to no more than 5% of the fair market value of our total assets; and (ii) limit our net income derived annually from our swaps and futures positions that are not “qualifying hedging transactions” to less than 5% of our gross income. The need to operate within these parameters could limit the use of swaps by us below the level that we would otherwise consider optimal or may lead to the registration of our company or our directors as CPOs, which will subject us to additional regulatory oversight, compliance and costs.
Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans. In the event that any such licensing requirement is applicable, and we are not able to obtain such licenses in a timely manner or at all, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us.
Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently do not hold any such licenses, and there is no assurance that we will be able to obtain them or, if obtained, that we will be able to maintain them. In connection with these licenses, we would be required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we would be able to satisfy those requirements on an ongoing basis. Our failure to obtain or maintain such licenses or our inability to enter into another regulatory-compliant structure could restrict our ability to sell loans in these jurisdictions if such licensing requirements are applicable. In lieu of obtaining such licenses, we may contribute our acquired RPLs to one or more wholly owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements, or the seller of such loans may continue to hold the loans on our behalf or sell such loans until we obtain the applicable state license. If required, we will form one or more subsidiaries that will apply for necessary state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit our ability to invest in residential mortgage loans. Our failure to obtain and maintain required licenses may expose us to penalties or other claims and may affect our ability to sell our remaining residential mortgage loans and, as a result, could harm our business.
We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and/or results of operations and our ability to make distributions to our stockholders.
Residential mortgage loan originators and servicers are required to comply with various U.S. federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on “high cost” loans. Failure of our Manager, our Servicer or our other service providers to comply with these laws could subject us, as an assignee or purchaser of the related residential mortgage loans, to monetary penalties and could result in impairment in the ability to foreclose such loans or the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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
Risks Related to Our Management and Our Relationship with Our Manager and the Servicer
We have conflicts of interest with the Manager and the Servicer, and certain members of our Board of Directors, as well as our management team, and have, or could have in the future, conflicts of interest due to their respective relationships with these entities, and such conflicts could be resolved in a manner adverse to us.
The Manager currently manages our business, investment activities and affairs pursuant to the Management Agreement. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead the Manager to place undue emphasis on EAD at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.
As an externally managed REIT, we are entirely managed by the Manager, which negotiates all of our agreements and deals with all of our contractual counterparties on our behalf. For example, the Manager acts for us in connection with the Newrez Servicing Agreement, including monitoring the performance of the Servicer under the Newrez Servicing Agreement and exercising any available rights or remedies on our behalf. Both of our Manager and our Servicer are affiliates.
The Newrez Servicing Agreement was also not negotiated at arm’s length and could contain terms that are less favorable to us than similar agreements negotiated with unaffiliated third parties. In addition, the Servicer is generally not prohibited from providing similar services to other owners of mortgage loans and real estate assets, including other affiliates of Rithm, and currently does so.
In addition, we have acquired, and in the future expect to continue to acquire or sell, assets in which the Manager or its affiliates have an interest or otherwise engage in transactions directly with the Manager or its affiliates. Although such acquisitions, dispositions or other transactions may present conflicts of interest, we nonetheless may pursue and consummate such transactions, subject to any requirements in our organizational documents, including any required approvals by our Board of Directors and independent Audit Committee. When we acquire an asset from the Manager or one of its affiliates, or sell an asset to the Manager or one of its affiliates, the purchase price we pay to the Manager or its affiliate or the purchase price paid to us by the Manager or is affiliate may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arm’s length negotiations with an unaffiliated third party. The Manager will face conflicts of interest in determining the purchase price and there is no assurance any conflict will be resolved in our favor.
Our Chief Executive Officer is an executive officer of our Manager and of Rithm and has interests in our relationship with them that may be different from the interests of our stockholders, which may encourage the support of strategies in furtherance of their financial success that adversely affect us. Such ownership creates conflicts of interest when such directors or members of our management team are faced with decisions that involve us and Manager, our Servicer or any of their respective subsidiaries. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Rithm’s failure to appropriately manage or address conflicts of interest could damage its and our reputation and adversely affect our business, financial condition and/or results of operations.
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
It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. This process is complex and difficult and our reputation could be damaged if Rithm fails, or appears to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business, financial condition and/or results of operations in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.
Our Board of Directors has approved a very broad investment policy and guidelines for our Manager and will not review or approve each investment decision. Our Board of Directors may change our investment policy and guidelines without stockholder consent, which may materially and adversely affect the market price of our Common Stock and and preferred stock and our ability to make distributions to our stockholders.
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

In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies, and transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. In addition, our Board of Directors may change our investment policy and guidelines and targeted asset classes at any time without the consent of our stockholders, and this could result in our making investments that are different in type from, and possibly riskier than, our current investments or the investments currently contemplated. Changes in our investment policy and guidelines and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.
The Newrez Servicing Agreement was not negotiated at arm’s length.
Under the Newrez Servicing Agreement, the Servicer provides us with critically important services, including, among many others, the servicing of our whole mortgage loans, including the mortgage loans underlying our MBS, loan modification services, assisted deed-in-lieu of foreclosure services, assisted deed-for-lease services and other loss mitigation services with respect to our mortgage loans and property management, leasing management and renovation management services with respect to our real property assets and assistance in finding third party financing for such properties. The Servicer is subject to the same terms as the Former Servicer, as the Servicer adopted the Servicing Agreements pursuant to the Servicing Transfer Agreement. The Newrez Servicing Agreement expires July 8, 2029. We may not terminate the Newrez Servicing Agreement except for cause, or, if we terminate the Management Agreement for cause, the Servicer may terminate the Newrez Servicing Agreement without cause by providing written notice to us no later than 180 days prior to December 31 of any year. In such instance, the Servicing Agreements will terminate effective on the December 31 next following the delivery of such notice. The Newrez Servicing Agreement also provides that the Servicer may terminate the agreement within 180 days after receiving notice that the Management Agreement has terminated, without any termination payment by us if the Management Agreement has been terminated for cause. If the Management Agreement has been terminated other than for cause and the Servicer terminates the Newrez Servicing Agreement, we will be required to pay a significant termination fee. The Management Agreement will automatically terminate at the same time as the Newrez Servicing Agreement if the Newrez Servicing Agreement is terminated for any reason. Upon any termination of the Newrez Servicing Agreement, it may be difficult for us to secure suitable replacements or we may secure alternative servicers with less effective servicing platforms or at greater expense. In addition, the Servicer has no liability to us for its negligence in performing services for us under the Newrez Servicing Agreement, unless that negligence rises to the level of gross negligence or willful misconduct. The material terms of the Newrez Servicing Agreement is further described in “Item 1. Business—The Servicer.” The Newrez Servicing Agreement was not negotiated at arm’s length; accordingly, it may contain terms that are less favorable to us than agreements negotiated with one or more unaffiliated third parties might contain.
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
In addition, our charter provides that our Board of Directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could adversely affect our financial condition, results of operations, the market value of our common stock, and our ability to make distributions to our stockholders.`
Our stockholders’ ability to control our operations is limited.
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
Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our Common Stock and preferred stock, including:
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
Our authorized but unissued Common Stock and preferred stock may prevent a change in control of the Company.
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
In addition, our charter authorizes us to indemnify our present and former directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law, and our bylaws require us to indemnify our present and former directors and officers, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us as a director or officer in these and other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights against our present and former directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies, which could limit your recourse in the event of actions not in your best interests.
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

Risks Related to Our Stock
The market price of our Common Stock and preferred stock may fluctuate, and you could lose all or part of your investment.
The stock market in general has been, and the market price of our Common Stock in particular will likely be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our Common Stock and preferred stock. Some of the other factors that could negatively affect our share price or result in fluctuations in our share price include:
•weakening of the mortgage loan market or the CRE market;
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
•actual or perceived conflicts of interest, or the discontinuance of our strategic relationships, with our Manager or the Servicer;
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
The market price of our shares has been extremely volatile. From January 1, 2025 through February 12, 2026, the trading price of our Common Stock has been as low as $14.34 per share and as high as $19.80 per share (adjusted, in each case, for the Reverse Stock Split). The market price variation of our Common Stock may not necessarily bear any relationship to our book value, asset values, operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for our shares in the future. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We are an externally managed company, and our day-to-day operations are conducted by our Manager and our officers under the oversight of our Board of Directors. Accordingly, we rely on our Manager’s cybersecurity risk management program and processes to identify, assess and manage material cybersecurity risks to our business.
Risk Management and Strategy
Pursuant to the Management Agreement, our Manager, through Rithm, maintains and administers a cybersecurity risk management program designed to identify, assess, manage and monitor cybersecurity risks applicable to our business and operations. Rithm regularly assesses cybersecurity threats and continuously monitors and tests information systems for potential vulnerabilities as part of its cybersecurity program, which is led by Rithm’s Chief Information Security Officer (“CISO”) and integrated into Rithm’s broader enterprise risk management framework.
Rithm’s dedicated cybersecurity personnel oversee the controls, technologies, systems and processes used to mitigate risks related to data loss, theft, exploitation, unauthorized access or other cybersecurity vulnerabilities that could affect our information or data. Rithm’s cybersecurity program includes incident response and recovery planning; information security policies and standards; vendor and third-party risk management; employee training and awareness programs, including simulated phishing exercises; participation in industry information-sharing forums; and ongoing internal and external testing of information systems. Independent testing includes (i) periodic reviews and evaluations conducted by Rithm’s internal audit function and (ii) annual network penetration testing performed by independent third-party specialists.
Rithm’s processes for assessing, identifying and managing material cybersecurity risks are integrated into its overall risk management systems and processes. As part of these efforts, Rithm monitors developments in applicable privacy and cybersecurity laws, regulations and guidance in the jurisdictions in which it operates, including, among others, SEC rules and privacy laws, as well as emerging regulatory requirements and evolving cybersecurity threats.
To address cybersecurity risks associated with third-party service providers, Rithm maintains a third-party risk management program that includes contractual requirements for appropriate data protection and cybersecurity controls and risk-based due diligence during onboarding. Service providers are assigned tiered risk ratings that determine the frequency and scope of ongoing assessments. For key service providers, Rithm obtains and reviews materials such as System and Organization Control (“SOC”) reports, including SOC 1 reports, standard information gathering (SIG) questionnaires and business continuity and disaster recovery documentation.
To date, cybersecurity risks, including those arising from known prior cybersecurity incidents, have not materially affected our business strategy, results of operations or financial condition, and we are not aware of any cybersecurity incidents that are reasonably likely to have a material impact on the Company. For additional information regarding cybersecurity risks, see “Part I, Item 1A. Risk Factors—Risks Related to Our Company—Security breaches and other cybersecurity incidents could result in a loss of data, business interruptions, regulatory actions and increased costs, each of which could have a material adverse affect on our business and results of operations.”

Governance
Our Board of Directors oversees the Company’s enterprise risk management program, including cybersecurity risk, both directly and through its committees. The Audit Committee of the Board of Directors, together with our Manager, provides oversight of the Company’s risk management framework and the most significant risks facing the Company over the short-, intermediate- and long-term. The Audit Committee receives regular updates and engages in periodic discussions regarding key risk areas, including cybersecurity. The Audit Committee receives reports from Rithm’s CISO and Chief Information Officer (“CIO”) regarding the Company’s cybersecurity posture, enterprise risk profile and risk management policies and processes. In addition, Rithm maintains escalation protocols pursuant to which certain cybersecurity incidents are reported in a timely manner to the Audit Committee and, as appropriate, to the full Board of Directors.
Pursuant to the Management Agreement, our Manager, through Rithm, employs a risk-based approach to cybersecurity supported by policies, standards and controls designed to address cybersecurity threats and incidents across its operations. Responsibility for cybersecurity risk management is led by the CISO, who oversees the design and implementation of the Company’s information security program and works to enhance the security posture of Rithm and its subsidiaries and affiliates. The CISO coordinates closely with other members of senior management, including the CIO and Rithm’s Chief Legal Officer, in managing cybersecurity risks.
In carrying out these responsibilities, the CISO receives regular reports from Rithm’s cybersecurity and information technology personnel regarding cybersecurity threats, vulnerabilities and incidents and oversees the ongoing evaluation of risk management measures designed to identify and mitigate data protection and cybersecurity risks.
At the operational level, Rithm maintains an information technology and cybersecurity team responsible for implementing privacy and cybersecurity controls and supporting the CISO in monitoring, reporting and mitigation activities. Rithm provides ongoing employee training related to cybersecurity, privacy, records and information management, and conducts simulated phishing and other awareness exercises designed to promote cybersecurity risk awareness across the organization.
ITEM 2. PROPERTIES
Our principal executive offices are located at 799 Broadway, 8th Floor, New York, New York 10003, and are shared with our Manager and our Servicer. The lease for these premises expires on June 30, 2033, and the lease obligations are borne by our Manager or Servicer, as applicable; we do not incur lease costs for these premises. We do not own any material real property.
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
On December 19, 2025, the Company’s Board of Directors approved the Reverse Stock Split at a ratio of one share for every six shares issued and outstanding of its Common Stock and the outstanding common units of its Operating Partnership, which became effective at 5:00 p.m. Eastern Time on December 30, 2025. No fractional shares were issued in connection with the Reverse Stock Split; stockholders received cash in lieu of any fractional shares.
Holders
As of February 12, 2026, there were 215 common stockholders of record.
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
Unregistered Sales of Equity Securities
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Rithm Property Trust,” “we,” the “Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Rithm Property Trust Inc. and its subsidiaries; references to “Rithm” refer to Rithm Capital Corp., a Delaware corporation and the parent entity of RCM GA, and its subsidiaries; references to “Operating Partnership” refer to Great Ajax Operating Partnership L.P., a Delaware limited partnership; references to our “Former Manager” refer to Thetis Asset Management LLC, a Delaware limited liability company; references to “RCM GA” or our “Manager” refer to RCM GA Manager LLC; references to our “Servicer” or “Newrez” refer to Newrez LLC, a Delaware limited liability company and an affiliate of RCM GA; and references to our “Former Servicer” refer to Gregory Funding LLC, an Oregon limited liability company.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Financial statements and supplementary data, as well as other cautionary statements and risks described elsewhere in this Annual Report.

OVERVIEW
Rithm Property Trust (formerly Great Ajax Corp.) is a Maryland corporation that is organized and operates as an externally managed REIT. The Company focuses on investments in the CRE sector.
On June 11, 2024, the Company completed its previously announced Strategic Transaction with Rithm. In connection with the Strategic Transaction, the Company entered into SPA pursuant to which, following stockholder approval on May 20, 2024, it issued $14.0 million of Common Stock to Rithm. The Company also entered into the Management Agreement, with RCM GA, which became the Company’s external manager; terminated its prior management agreement; entered into a term loan with a subsidiary of Rithm; and issued warrants to Rithm to purchase shares of the Company’s Common Stock. The Company relocated its corporate headquarters to New York, New York, and on December 2, 2024, rebranded and changed its name to Rithm Property Trust Inc.
In connection with the Strategic Transaction, the Company terminated its prior loan servicing arrangement and disposed of its interest in Great Ajax FS LLC. Effective June 1, 2024, servicing of the Company’s mortgage loans and real property was transferred to Newrez, an affiliate of Rithm and the Manager, pursuant to the Servicing Transfer Agreement. The terms of the underlying servicing agreements remain unchanged.
Historically, we acquired RPLs and NPLs either directly or in security form through joint ventures with institutional accredited investors. Under RCM GA’s management, the Company repositioned its business from a predominantly residential mortgage strategy to a flexible CRE focused investment strategy, which includes originating and acquiring CRE-related investments and managing a diversified portfolio of assets. The Company believes current market conditions are creating refinancing challenges and capital dislocations in the CRE sector that may present attractive risk-adjusted investment opportunities. Target investments may include senior and subordinated mortgage loans, mezzanine loans, preferred equity, commercial mortgage servicing rights, CRE properties and other CRE-related debt and equity investments. The Company has largely transitioned away from residential mortgage loans and RMBS and does not expect to make further investments in RPLs, NPLs or RMBS.
The Company expects to finance its investments through a variety of capital sources, which may include secured and unsecured credit facilities, capital markets transactions, securitizations and other corporate financing arrangements, depending on market conditions and investment characteristics. Through its external manager, the Company leverages Rithm’s real estate and capital markets expertise across sourcing, underwriting, financing, asset management and disposition. The Company believes the flexibility of its investment strategy and its ability to actively manage assets position it to generate attractive long-term returns for stockholders across a range of market conditions.
The Company conducts substantially all of its business through our Operating Partnership and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. The Company has certain wholly-owned subsidiaries that it has elected to treat as TRSs under the Internal Revenue Code. These entities own an equity interest in the Former Manager, previously owned an equity interest in the Former Servicer and were also formed to own, maintain, improve and sell REO properties acquired by the Company. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts and any additional trusts the Company may form for additional secured bonds payable. AJX Mortgage Trust I is a wholly-owned subsidiary of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements. In addition, the Company, through its Operating Partnership, holds REO properties acquired upon the foreclosure or other settlement of its owned NPLs.
Our Operating Partnership, through interests in certain entities as of December 31, 2025, owns 99.7% of Rithm Property Trust II REIT Inc. (formerly known as Great Ajax II REIT Inc.), which owns Great Ajax II Depositor LLC, which then acts as the depositor of mortgage loans into securitization trusts and holds subordinated securities issued by such trusts. The Operating Partnership wholly-owns Great Ajax III Depositor LLC, which was formed to act as the depositor for a single joint venture with our partners. We have securitized mortgage loans through these securitization trusts and retained subordinated securities from the secured bonds payable. These trusts are considered to be variable interest entities (“VIEs”), and we have determined that we are the primary beneficiary of the VIEs.
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
Recent Developments
In December 2025, as part of the execution of its CRE investment strategy, the Company acquired an indirect minority interest in PGOP, which through its affiliates and joint ventures owns the PGRE Portfolio, through the PGRE Investment. The PGRE Portfolio consists of ten properties: 1633 Broadway, 1301 Avenue of the Americas, 1325 Avenue of the Americas, 31 W 52nd Street, 712 Fifth Avenue, 1600 Broadway and 900 3rd Avenue in New York, New York and One Market Plaza, 300 Mission Street and One Front Street in San Francisco, California. The Company made an initial cash investment of $50.0 million and committed to make up to an additional $7.5 million of capital contributions under certain circumstances. The investment was approved by the Company’s independent directors and was funded with cash on hand.
On December 19, 2025, the Company’s Board of Directors approved the Reverse Stock Split, which was effected on December 30, 2025, of its Common Stock at a ratio of one share for every six shares issued and outstanding. Unless otherwise indicated, all share and per-share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.
In February 2026, the Company evaluated a potential common equity offering to finance the acquisition of commercial mortgage assets. In light of prevailing market conditions, the Company determined not to pursue the equity raise or the related acquisition at that time. The Company continues to evaluate capital markets activity and strategic investment opportunities intended to benefit stockholders.

OUR PORTFOLIO

The following table outlines the carrying value of our portfolio of mortgage loan assets, investments in securities, other investments and REO as of December 31, 2025 and 2024:

($ in millions)	December 31, 2025	December 31, 2024
Residential mortgage loans held-for-investment, net	$362.8	$396.1
Residential mortgage loans held-for-sale, net	29.4	27.8
Commercial mortgage-backed securities, at fair value	273.8	246.6
Residential mortgage-backed securities	189.9	197.9
Other investments	79.2	30.5
Real estate owned	1.4	4.1
	$936.5	$903.0

MARKET TRENDS AND OUTLOOK
Summary
The evaluation of economic trends continues to be clouded due to the impact of the 43-day government shutdown in the fourth quarter of 2025 that led to some reports being cancelled or delayed. For the first three quarters of 2025, real GDP growth was approximately 2.5%, which was slightly ahead of the pace seen in 2024, and estimates for the fourth quarter of 2025 suggest another strong growth quarter. The unemployment rate was 4.4% in December 2025, which was unchanged from September 2025, but above the 4.1% reading for December 2024. The Federal Reserve’s preferred inflation gauge, the Personal Consumption Expenditure price index (“core PCE”), was also unchanged from September 2025 to November 2025, at 2.8%, but down from 2024’s rate of 3.0% despite the imposition of tariffs on a wide range of goods and countries. The Federal Open Market Committee (“FOMC”) cut interest rates twice during the fourth quarter, lowering the target range from 4%-4¼% at the start of the quarter to 3½%-3¾% by the end of the fourth quarter of 2025 and for the year as a whole, the FOMC cut rates by 75 basis points. Longer-term Treasury yields were little changed during the fourth quarter of 2025 and despite continued uncertainty over the outlook for tariffs, equity prices continued to rise with the S&P 500 advancing by 2.3% during the quarter and by 16.4% for the year.
Inflation
Although inflation slowed during 2025, progress toward lower inflation stalled in the second half of the year as measured by the Federal Reserve’s preferred measure of core PCE. The 12-month increase in the overall Consumer Price Index (“CPI”) was 2.7% in December 2025 versus 3.0% in September 2025 and 2.9% in December 2024, while core CPI price inflation (i.e., excluding food and energy prices) for December 2025 stood at 2.6%, lower than the 3.0% core CPI inflation rate reported for September 2025, and down from 3.2% for December 2024. The Federal Reserve’s preferred measure of core PCE prices stood at 2.8% in November 2025, down only slightly from 2.9% in September 2025 and 3.0% in December 2024.
Treasury Yields
The nominal 10-year yield rose by two basis points during the quarter to 4.17% from 4.15% but fell from 4.58% at the end of December 2024. Much of the decline during 2025 was a result of lower real yields, as the yield on 10-year Treasury Inflation Protected Securities declined from 2.24% at the end of December 2024 to 1.93% at the end of December 2025.
Labor Markets
Job creation slowed during 2025, and the unemployment rate rose. However, the labor market showed some signs of stabilization during the fourth quarter of 2025. Average private sector payroll growth slowed from 57,000 per month during the third quarter to 29,000 jobs per month during the fourth quarter. For the year as a whole, payroll growth slowed to 61,000 jobs per month during 2025 from 130,000 per month in 2024 (although the Labor Department has indicated that job growth over the 12-month period ended March 2025 is expected to be revised down sharply). The unemployment rate increased from 4.1% at the end of 2024 to 4.4% at the end of 2025, but the rate in December 2025 was unchanged from September 2025. Slowing job creation appears to be a result of a reluctance to hire rather than due to an increase in layoffs as the layoff rate for 2025, at 1.1%, was unchanged from the average layoff rate in 2024.
Housing Market
Home sales remained at low levels in 2025. On a seasonally adjusted annual rate basis, existing home sales averaged 4.08, broadly in line with the 4.07 million pace observed in 2024. Levels of home sales showed signs of picking up during the fourth quarter of 2025 as mortgage rates declined, with existing home sales averaging 4.20 million in the fourth quarter (new home sales data for November and December remain delayed). However, home price growth slowed with the 12-month increase in the median resale price of an existing home at 0.4% in December 2025 compared to 5.8% in December 2024.
The FOMC lowered the federal funds rate target range by 25 basis points on December 10, 2025 and projected two further rate cuts for 2026, which was unchanged from its projections made in September 2024. Additionally, Federal Reserve Chairman Jerome Powell signaled monetary policy is now in the neutral range and that rates are likely to be on hold for several months unless there is a change in labor market fundamentals. The 30-year fixed mortgage rate fell to 6.27% at the end of the fourth quarter from 6.39% at the end of the third quarter of 2025 and from 6.85% at the end of 2024.

Commercial Real Estate
The U.S. CRE market ended 2025 in a more functional (if still bifurcated) state than it began. Price discovery advanced through the year as the refinancing cycle forced transactions, recapitalizations and extensions into the open—tightening bid-ask spreads in many property types even as stress remained concentrated in assets with structural demand impairment or near-term capital needs. Three Federal Reserve cuts in 2025 and a policy rate now closer to neutral helped reduce “tail risk” in underwriting, but the market is still operating with higher-for-longer financing discipline: lower leverage, wider debt yields and a sharper penalty for cash-flow volatility.
Market Conditions & Sector Performance
Industrial & Retail: Industrial finished the year steady but more normalized. Leasing and rent growth are generally durable where demand is tied to logistics, manufacturing re-shoring, and supply-chain resilience, while development is increasingly constrained by capital costs—supporting medium-term balance. Retail remains one of the clearer fundamental stories: necessity-based and well-located centers continue to benefit from limited new supply and improved tenant health, while discretionary formats are more sensitive to consumer trade-down and occupancy cost pressures. Broadly, investor attention continues to skew toward “bond-like” retail cash flow and infill industrial assets with long-duration demand support.
Multifamily: Multifamily remains fundamentally supported by affordability constraints and household formation, but performance is uneven by market and vintage. Supply deliveries in select Sun Belt and high-growth metros are still pressuring rent growth and concessions, while insurance, taxes and operating expenses remain key net operating income swing factors. The market is increasingly underwriting “operations first”: durable occupancy and expense control matter more than rent growth assumptions.
Office: Office remains the clearest example of divergence. Trophy/amenitized product with strong location, liquidity and tenant quality is increasingly financeable, while commodity stock continues to face elevated vacancy, rollover risk and punitive refinancing terms. Distress is still working through the system, but the conversation has shifted from generalized capitulation to segmented outcomes—where building quality, capital plan and tenant mix determine whether a refinance is viable or a restructuring is inevitable. Office performance varies greatly based on market and location within specific markets, with cities like New York leading the way.
Capital Markets & Investment Trends
Credit is available, but it is selective and structurally different than the pre-2022 market. Banks remain cautious in new origination, particularly for office and transitional business plans, which continues to create a funding gap for refinancing and recapitalization capital. At the same time, securitized and institutional channels are increasingly active where collateral and sponsorship meet current standards. Private-label CMBS issuance strengthened meaningfully through 2025, and outlook commentary heading into 2026 points to continued issuance momentum even as distress remains elevated—especially in challenged property types and legacy vintages.
The next phase of the cycle is still defined by maturities and refinancing math. A substantial volume of commercial mortgages remains scheduled to mature through 2025 and beyond, reinforcing the market’s focus on extensions, paydowns and creative capital solutions (preferred equity, mezzanine, rescue capital and structured senior loans). In this environment, “transaction volume” is increasingly synonymous with liability management—recapitalizations and refinancings—rather than purely discretionary sales.
Outlook
We expect 2026 to be a year of continued normalization in the CRE market with both a market and asset-type specific rebound occurring. The most likely path is (i) gradually improving liquidity for “financeable” assets, (ii) ongoing pressure and resolution activity in structurally challenged segments and (iii) widening dispersion in outcomes driven by asset quality and capital structure. Research outlooks entering 2026 anticipate improved investment activity alongside continued volatility tied to policy, rates and sector-specific fundamentals. CMBS delinquency data still signals elevated stress overall, even as some categories can improve month-to-month—reinforcing that recovery will be uneven and credit work will remain active.
For a mortgage REIT such as Rithm Property Trust, this setup is constructive because the market continues to produce structured-credit opportunities with both yield and downside protection—particularly where traditional lenders are constrained and where sponsors need speed, certainty and flexibility. Consistent with the Company’s flexible CRE strategy—including originating and/or acquiring senior loans, subordinated debt, mezzanine loans, preferred equity, CMBS and other CRE-related investments, as well as potential servicing-related opportunities—2026 should continue to present attractive entry points to provide liquidity against real estate with durable cash flows, while selectively pursuing dislocation-driven situations where basis resets and improved documentation terms can enhance risk-adjusted returns.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Acquisitions — In light of certain financial challenges, including the significant losses we have previously incurred and potentially limited sources of financing, we expect our ability to acquire significant new commercial mortgage assets, including equity investments, in the near future to be limited.

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

Changes in Market Interest Rates — Increases in interest rates, in general, may over time cause: (1) the value of our mortgage loan and MBS portfolio to further decline; (2) coupons on our ARMs and Hybrid ARM loans and MBS to reset, although on a delayed basis, to higher interest rates; (3) impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms; (4) reduce the ability or desire of borrowers to refinance their loans; (5) mortgage related assets may become more illiquid during periods of interest rate volatility; (6) difficulties refinancing our securitizations and increases in the costs of our repurchase facility financings; (7) increase our financing costs as we seek to renew or replace borrowing facilities; and (8) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the accretion of our purchase discounts; (2) the value of our mortgage loan and MBS portfolio to increase; (3) coupons on our ARM and Hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (4) the interest expense associated with our borrowings to decrease; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions about future events that could affect the amounts reported in the financial statements and accompanying notes. Actual results could significantly differ from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2025; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of December 31, 2025, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.
Allowance for Credit Losses
We adopted ASU 2016-13, Financial Instruments - Credit Losses, otherwise known as credit losses under the current expected credit loss (“CECL”) impairment model using the prospective transition approach for purchased financial assets with credit deterioration on January 1, 2020. Under CECL, we determine the allowance for credit losses by comparing the contractual cash flows for our residential mortgage loans held-for-investment, investments in securities, held-to-maturity (“HTM”) and investments in beneficial interests by comparing the contractual cash flows to the projected cash flows as determined by management.
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

Consolidation
The determination of whether to consolidate a VIE under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of whether we are the primary beneficiary, the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, and are therefore required to consolidate the entity. Management continually reconsiders whether we should consolidate a variable interest entity. Upon the occurrence of certain events, management will reconsider its conclusion regarding the status of an entity as a variable interest entity.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 — Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included in this Annual Report.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

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

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Our results of operations are not necessarily indicative of our future performance (dollars in thousands).

	Year ended		Variance
($ in thousands)	December 31, 2025	December 31, 2024	Year-over-Year
Net Interest Income
Interest income	$52,800	$52,874	$(74)
Interest expense	(37,387)	(43,572)	6,185
Net interest income	15,413	9,302	6,111

Expenses
Related party loan servicing fee	1,964	4,175	(2,211)
Related party management fee	6,253	23,276	(17,023)
Professional fees	3,612	3,413	199
General and administrative	4,160	9,026	(4,866)
Total expense	15,989	39,890	(23,901)

Other Income (Loss)
Net change in the allowance for credit losses	7,003	(5,087)	12,090
Change in unrealized gain (loss) on residential mortgage loans held-for-sale, net	5,892	(54,537)	60,429
Fair value adjustment on mark-to-market liabilities	—	3,078	(3,078)
Other loss	(10,785)	(5,771)	(5,014)
Total other income (loss)	2,110	(62,317)	64,427

Income (Loss) Before Income Taxes	1,534	(92,905)	94,439
Income tax expense	60	145	(85)
Net Income (Loss)	1,474	(93,050)	94,524
Net income (loss) attributable to the noncontrolling interests	2	(1,215)	1,217
Net Income (Loss) Attributable to Rithm Property Trust Inc.	1,472	(91,835)	93,307
Dividends on Preferred Stock	4,212	340	3,872
Net Loss Attributable to Common Stockholders	$(2,740)	$(92,175)	$89,435
For the discussion of results of operations for the year ended December 31, 2024, compared to year ended December 31, 2023, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024, dated February 18, 2025, and filed with the SEC.

Net Interest Income

Table 1: Net Interest Income Detail

The net interest income for the years ended December 31, 2025 and 2024 are presented in the table below:

	Year ended December 31,		Variance
($ in thousands)	2025	2024	Year-over-Year
Interest Income:
Residential mortgage loans held-for-investment	$19,597	$31,802	$(12,205)
CMBS	16,585	4,476	12,109
RMBS AFS and HTM	5,530	7,611	(2,081)
RMBS Beneficial interests	6,540	5,178	1,362
Custodial float and Cash Balances	3,735	3,610	125
Other	813	197	616
Interest Income	$52,800	$52,874	$(74)

Interest Expense:
Secured bonds and repurchase financing agreements related to RMBS and residential loans	$(15,127)	$(30,101)	$14,974
Repurchase financing agreements related to CMBS and commercial loans	(10,537)	—	(10,537)
Unsecured notes, net	(11,723)	(10,989)	(734)
Convertible senior notes	—	(2,482)	2,482
Interest Expense	$(37,387)	$(43,572)	$6,185

Net Interest Income	$15,413	$9,302	$6,111
Net interest income increased by $6.1 million for the year ended December 31, 2025, as compared to the prior year, which was primarily driven by a $6.2 million decrease in interest expense, while interest income remained relatively consistent year-over-year.

Interest income remained relatively flat year-over-year, primarily attributable to a $12.2 million decrease in interest income on residential mortgage loans held-for-investment that was largely offset by a $12.1 million increase in interest income on CMBS. The increase in CMBS interest income reflects the reinvestment of proceeds from sales of residential mortgage loans and RMBS into CMBS investments with a higher net interest margin.

Interest expense decreased by $6.2 million for the year ended December 31, 2025 compared to the prior year, primarily driven by lower average debt balances and reduced financing costs. Secured bonds financing related to RMBS continued to pay down during the year, largely as a result of collateral runoff, and settlement of certain repurchase financing arrangements in connection with related loan sales in 2024. The decrease in interest expense related to RMBS and residential mortgage loans was partially offset by an increase in interest expense associated with the financing of CMBS and commercial loan investments. In addition, a decrease in interest rates on repurchase financing agreements during the year further contributed to the overall decline in interest expense.

Table 2: Average Balances

The average carrying balances of our portfolio and debt for the years ended December 31, 2025 and 2024 are included in the table below:

($ in thousands)	Year ended December 31,		Variance
	2025	2024	Year-over-Year
Assets:
Average residential mortgage loan portfolio	$405,166	$581,309	$(176,143)
Average carrying value of CMBS and RMBS	460,192	318,994	141,198
Liabilities:
Average carrying value of repurchase financing agreements	$364,741	$306,985	$57,756
Average carrying value of secured bonds payable	241,356	303,130	(61,774)

The decrease in the average carrying value of the mortgage loan portfolio for the year ended December 31, 2025, as compared to the prior year was primarily due to loan sales and paydowns. Proceeds were largely redeployed into investments in CMBS, resulting in an increase in the average carrying value of CMBS and RMBS as the Company repositioned its balance sheet toward these investments.

The decrease in the average carrying value of secured bonds payable was primarily attributable to pay down associated with collateral runoff. In contrast, the average balance of repurchase financing agreements increased as repurchase financing agreement financing was utilized to fund a portion of the Company’s CMBS investments.

Expenses

Table 3: Expenses Detail

A breakdown of expenses for the years ended December 31, 2025 and 2024 is presented in the table below:

	Year ended December 31,		Variance
($ in thousands)	2025	2024	Year-over-Year
Related party loan servicing fee	$1,964	$4,175	$(2,211)
Related party management fee	6,253	23,276	(17,023)
Professional fees	3,612	3,413	199
General and Administrative:
Borrowing related expenses	375	429	(54)
Service provider costs and share grants	564	1,408	(844)
Insurance	887	1,326	(439)
Taxes and regulatory expense	251	780	(529)
Directors' fees and grants	506	691	(185)
Other expense	1,577	4,392	(2,815)
General and administrative	4,160	9,026	(4,866)

Total Expenses	$15,989	$39,890	$(23,901)

Total expenses decreased by $23.9 million for the year ended December 31, 2025, as compared to the prior year, primarily due to a $17.0 million decrease in related party management fees and a $4.9 million decrease in general and administrative expenses. The decrease in management fees was largely attributable to a $15.5 million management termination fee recorded in the year ended December 31, 2024 in connection with the termination of the Former Manager.

Related party loan servicing fees decreased by $2.2 million, reflecting the decline in the average balance of the mortgage loan portfolio due to loan sales and portfolio runoff. Professional fees remained relatively consistent year-over-year.

The decrease in general and administrative expenses was primarily driven by certain non-recurring expenses related to the Strategic Transaction recorded in 2024, including the accelerated vesting of approximately $2.8 million of deferred warrant facility expense presented within other expense, as well as lower insurance costs and regulatory expenses in 2025.

Other Income (Loss)

Table 4: Other Income (Loss) Detail

A breakdown of other income (loss) for the years ended December 31, 2025 and 2024 is provided in the table below:

	Year ended December 31,		Variance
($ in thousands)	2025	2024	Year-over-Year
Net change in the allowance for credit losses	$7,003	$(5,087)	$12,090
Change in unrealized gain (loss) on residential mortgage loans held-for-sale, net	5,892	(54,537)	60,429
Fair value adjustment on mark-to-market liabilities	—	3,078	(3,078)
Other:
Loss on sale of securities	(3,037)	(1,470)	(1,567)
Gain (loss) from changes in fair value of securities	(5,669)	1,565	(7,234)
Gain (loss) on sale of mortgage loans	100	(4,864)	4,964
Impairment on real estate owned	(756)	(605)	(151)
Other	(1,423)	(397)	(1,026)
Total Other Income	$2,110	$(62,317)	$64,427

Other income (loss) increased by $64.4 million for the year ended December 31, 2025 compared to the prior year, primarily driven by a $60.4 million of unrealized gains recognized on residential mortgage loans held-for-sale and a $12.1 million favorable change in the allowance for credit losses. This was partially offset by the fair value adjustment on mark-to-market liabilities, larger losses on sales of securities and losses from changes in fair value of securities.

The change in unrealized loss on residential mortgage loans recorded in 2024 was primarily attributable to the transfer of a substantial portion of the portfolio from held-for-investment to held-for-sale, which required the loans to be remeasured to the lower of cost or fair value at the time of reclassification. In addition, the improvement in the net change in the allowance for credit losses was primarily driven by the reversal in 2025 of the CECL related provision on beneficial interests recorded in 2024, which favorably impacted results of operations in the current year.

These favorable impacts were partially offset by a $3.1 million decrease in fair value adjustments on mark-to-market liabilities related to gains recognized on previously issued warrants in 2024 that did not recur following their exchange as part of the Strategic Transaction, and a $5.0 million increase in other losses. The increase in other losses was primarily attributable to higher realized and unrealized losses on debt securities in 2025 and write-downs related to the Company’s investment in Gaea Real Estate Corp., partially offset by losses on sales of mortgage loans recorded in 2024 that did not recur in the current year.

Residential Mortgage Loan Portfolio

Our loan portfolio activity for the years ended December 31, 2025 and 2024, is presented below:

Table 5: Loan Portfolio Activity

	Year ended December 31,
	2025		2024
($ in thousands)	Residential mortgage loans held-for-investment, net	Residential mortgage loans held-for-sale, net	Residential mortgage loans held-for-investment, net	Residential mortgage loans held-for-sale, net
Beginning carrying value	$396,052	$27,788	$864,551	$55,718
Accretion recognized	18,241	—	31,802	—
Payments received on loans, net	(51,172)	(2,411)	(67,128)	(9,996)
Net reclassifications (to) from residential mortgage loans held-for-sale, net	—	—	(428,029)	428,029
Change in unrealized gain (loss) on residential mortgage loans held-for-sale, net	—	5,892	—	(54,537)
Reclassifications to REO	(92)	(196)	(1,696)	(345)
Sale of mortgage loans	—	(1,659)	—	(388,590)
Net change in the allowance for credit losses	—	—	(1,112)	—
Other	(200)	5	(2,336)	(2,491)
Ending Carrying Value	$362,829	$29,419	$396,052	$27,788

Table 6: Loan Portfolio Composition

As of December 31, 2025 and 2024, our loan portfolio consisted of the following:

($ in thousands)	December 31, 2025	December 31, 2024
No. of Loans	2,436	2,625
Total UPB(1)	$415,555	$454,893
Interest-Bearing Balance	$375,028	$413,130
Deferred Balance(2)	$40,527	$41,763
Market Value of Collateral	$1,280,098	$1,160,673
Current Purchase Price/Total UPB	80.0%	80.0%
Current Purchase Price/Market Value of Collateral	31.9%	37.4%
Weighted Average Coupon	4.4%	4.5%
Weighted Average LTV(3)	41.3%	48.2%
Weighted Average Remaining Term (months)	262	270

(1)As of December 31, 2025 and 2024, our loan portfolio consisted of fixed rate (62.8% of UPB), ARM (6.4% of UPB) and Hybrid ARM (30.8% of UPB); and fixed rate (62.6% of UPB), ARM (7.3% of UPB) and Hybrid ARM (30.1% of UPB), respectively.
(2)Represents amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)UPB as of December 31, 2025 and 2024, divided by market value of collateral and weighted by the UPB of the loan.

Table 7: Portfolio Characteristics

The following tables present certain characteristics about our mortgage loans by year of origination as of December 31, 2025 and 2024, respectively:

Portfolio at December 31, 2025:

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	285	1,386	765
UPB	$48,008	$275,394	$92,153
Percent of mortgage loan portfolio by year of origination	11.6%	66.2%	22.2%
Loan Attributes:
Weighted average loan age (months)	171.1	227.5	266.4
Weighted average loan-to-value	40.7%	43.7%	34.5%
Delinquency Performance:
Current	75.3%	82.3%	81.6%
30 days delinquent	10.1%	8.7%	6.7%
60 days delinquent	—%	0.1%	0.3%
90+ days delinquent	5.7%	5.2%	6.7%
Foreclosure	8.9%	3.7%	4.7%

Portfolio at December 31, 2024

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	304	1,485	836
UPB	$51,872	$300,938	$102,083
Percent of mortgage loan portfolio by year of origination	11.4%	66.2%	22.4%
Loan Attributes:
Weighted average loan age (months)	157.3	215.3	254.3
Weighted average loan-to-value	46.8%	51.1%	40.3%
Delinquency Performance:
Current	76.7%	79.7%	76.9%
30 days delinquent	7.2%	10.8%	10.6%
60 days delinquent	0.1%	0.2%	0.4%
90+ days delinquent	9.6%	6.0%	8.0%
Foreclosure	6.4%	3.4%	4.1%

Table 8: Loans by State

The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof as of December 31, 2025 and 2024 ($ in thousands):

December 31, 2025						December 31, 2024
State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value(1)	% of Collateral Value
CA	414	$117,380	28.2%	$341,107	26.6%	CA	433	$127,133	27.9%	$325,507	28.0%
FL	318	51,038	12.3%	173,348	13.5%	FL	346	55,550	12.2%	157,625	13.6%
NY	133	38,119	9.2%	108,189	8.5%	NY	144	41,757	9.2%	101,167	8.7%
NJ	128	25,109	6.0%	74,474	5.8%	NJ	136	27,374	6.0%	63,381	5.5%
MD	103	22,476	5.4%	49,838	3.9%	MD	115	25,083	5.5%	45,794	3.9%
VA	81	15,520	3.7%	42,565	3.3%	VA	86	17,108	3.8%	37,916	3.3%
IL	100	15,344	3.7%	35,835	2.8%	IL	105	16,741	3.7%	32,072	2.8%
GA	135	14,098	3.4%	48,399	3.8%	TX	165	13,487	3.0%	44,561	3.8%
TX	153	11,986	2.9%	46,420	3.6%	GA	144	15,227	3.3%	44,549	3.8%
NC	93	10,745	2.6%	37,760	2.9%	MA	66	12,756	2.8%	34,866	3.0%
Other	778	93,740	22.6%	322,163	25.3%	Other	885	102,677	22.6%	273,234	23.6%
	2,436	$415,555	100.0%	$1,280,098	100.0%		2,625	$454,893	100.0%	$1,160,672	100.0%

(1)As of the reporting date.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are cash provided by net interest income, sales and repayments of our investments, debt financing sources, including secured bonds payable and repurchase financing agreements, and the issuance of equity securities when feasible and appropriate. Our total cash and cash equivalents at December 31, 2025 was $79.3 million.

We also may have difficulty accessing the capital markets on favorable terms or at all. See “Risk Factors—Risks Related to Financing and Hedging—We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business strategy.” Additionally, market events, including inflation and the related Federal Reserve bank actions, may still adversely impact our future operating cash flows due to the inability of some of our borrowers to make scheduled payments on time or at all, and through increased interest rates on secured bonds payable and repurchase financing agreements.

During the year ended December 31, 2025, we issued 2,084,232 shares of 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (the “Series C Preferred Stock”), with 400,000 of such shares of Series C Preferred Stock sold to certain affiliates of the Manager at the public offering price of $25.00 per share. Total net proceeds to the Company from the issuance of the Series C Preferred stock were $50.8 million, after deducting underwriting discounts and offering expenses.

Our primary uses of funds are the payment of interest, management and servicing fees and other operating expenses, repayment of borrowings and payment of dividends on our Common Stock and Series C Preferred Stock. We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Internal Revenue Code. A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our Common Stock.

Currently, our primary sources of financing are repurchase financing agreements and secured bonds payable. As of December 31, 2025, our RMBS and CMBS portfolios had outstanding financing on repurchase financing agreements of $375.4 million which generally have 90-day terms and are subject to margin calls. Under repurchase financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our judgment) change in interest rates.

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

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets. We do, however, have debt covenants related to our various borrowing arrangements that have minimum liquidity and tangible net worth requirements, as well as maximum leverage ratio requirements. Generally, we are required to maintain minimum levels of Liquidity (as defined in the indenture governing our 2027 Notes) (in cash and cash equivalents) and tangible net worth of $30.0 million and $240.0 million, respectively. Similarly, our Consolidated Recourse Indebtedness to our Stockholders’ Equity ratio (as defined in the indenture governing the 2027 Notes) cannot exceed 4.0 to 1.0, excluding our secured bonds payable.

See Note 9 — Debt to the consolidated financial statements included in this Annual Report, for additional details on our financing arrangements.

Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above. Our Manager has extensive long-term relationships with investment banks, brokerage firms and commercial banks, which we believe enhances our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.

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

Cash Flows

The following table summarizes changes to our cash and cash equivalents and restricted cash for the periods presented:

	Year ended		Variance
($ in thousands)	December 31, 2025	December 31, 2024	Year-over-Year
Net cash (used in) provided by operating activities	$(8,305)	$290	$(8,595)
Net cash (used in) provided by investing activities	(33,247)	297,275	(330,522)
Net cash provided by (used in) financing activities	57,432	(286,147)	343,579
Net Change in Cash and Cash Equivalents and Restricted Cash	15,880	11,418	4,462
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	64,252	52,834	11,418
Cash and Cash Equivalents and Restricted Cash, End of Period	$80,132	$64,252	$15,880

Operating Activities

Net cash from operating activities decreased by $8.6 million in the year ended December 31, 2025, as compared to net cash provided by operating activities in the year ended December 31, 2024. The decrease was primarily driven by lower cash inflows related to the collection of receivables from affiliates related to residential mortgage assets in 2025 as compared to 2024. This decrease was partially offset by higher net interest income and lower operating expenses during the year ended December 31, 2025.

Investing Activities

Net cash from investing activities decreased by $330.5 million in the year ended December 31, 2025, as compared to cash flow provided by investing activities in the year ended December 31, 2024. The $297.3 million of net cash provided by investing activities in the prior year was primarily driven by the sale of residential mortgage investments in connection with the repositioning of the investment portfolio. Net cash used in investing activities for the year ended December 31, 2025 of $33.2 million includes investments in a commercial loan and indirect minority interest in PGOP, partially offset by continued sales and collateral proceeds from the residential mortgage investment portfolio.

Financing Activities

Net cash from financing activities increased by $343.6 million in the year ended December 31, 2025, as compared to the prior year. During 2024, financing activities primarily reflected cash outflows associated with the redemption of the Company’s 2024 Notes and senior convertible notes. In contrast, financing activities during 2025 were primarily driven by the issuance of Series C Preferred Stock in the first quarter of 2025, as well as net inflows from repurchase financing arrangements.

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

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared in the year ended December 31, 2025, were $11.0 million on Common Stock, and in the same period the Company accrued $4.2 million on Series C Preferred Stock dividend.

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

SUMMARY OF ISSUER AND GUARANTOR FINANCIAL STATEMENTS

The Company’s 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries (the “Guarantors” and each a “Guarantor”). The guarantees are subject to release under certain customary circumstances as described in the indenture governing the 2027 Notes. In accordance with Rule 13-01 of Regulation S-X, the Company is providing summarized financial information for the Guarantors and the Operating Partnership on a combined basis.

Under the indenture governing the 2027 Notes, a subsidiary Guarantor’s guarantee will terminate upon: (i) the sale, exchange, disposition or other transfer (including by way of consolidation) of the subsidiary Guarantor or the sale or disposition of all or substantially all of the subsidiary Guarantor’s assets, in each case as permitted by the indenture, (ii) satisfaction of the requirements for legal or covenant defeasance or discharge of the 2027 Notes or (iii) the absence of any default or event of default under the indenture.

The following table presents summarized financial information for the Guarantors and our Operating Partnership on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantor entities and (ii) equity in earnings from, and any investments in, subsidiaries that are non-guarantors:

($ in thousands)	December 31, 2025	December 31, 2024
Total Assets	$278,568	$505,465

Repurchase financing agreements	96,025	291,140
Unsecured notes, net	108,507	107,647
Other liabilities	17,566	15,986
Total Liabilities	222,098	414,773

Total equity	56,470	90,692
Total Liabilities and Equity	$278,568	$505,465

	Year ended
($ in thousands)	December 31, 2025	December 31, 2024
Total gain on revenue, net	$2,351	$20,873

Management fees and loan servicing fees	1,603	22,207
Other expenses	1,148	6,215
Loss attributable to the Company	(400)	(7,549)
Dividends on Preferred Stock	1,286	341
Net Loss Attributable to Common Stockholders	$(1,686)	$(7,890)

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

CONTRACTUAL OBLIGATIONS

For 2025, our contractual obligations include secured bonds payable, repurchase financing agreements and our 2027 Notes. For additional information on our borrowing obligations, please see “Note 9 — Debt” in our consolidated financial statements included in this Annual Report.

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

Management’s Annual Report on Internal Controls Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, the Company’s management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2026 annual stockholders’ meeting.
We have adopted a Rithm Property Trust Amended and Restated Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. A copy of our Rithm Property Trust Amended and Restated Insider Trading Policy is included in this Annual Report as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2026 annual stockholders’ meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2026 annual stockholders’ meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2026 annual stockholders’ meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2026 annual stockholders’ meeting.
PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.
See the Index to Financial Statements at page F-1 of this report.
(a)(2) Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.: 333-00787)).

3.2	Third Amended and Restated Bylaws of Rithm Property Trust Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2025 (File No.: 001-36844)).
3.3	Articles Supplementary dated as of April 6, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2020 (File No.: 001-36844)).
3.4	Articles Supplementary dated as of May 7, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 8, 2020 (File No.: 001-36844)).
3.5
Articles of Amendment to Articles Supplementary dated as of May 7, 2020 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 8, 2020 (File No.: 001-36844)).

3.6	Articles of Amendment, dated as of December 2, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2024 (File No.: 001-36844)).
3.7
Articles Supplementary, dated March 3, 2025, classifying and designating the Company’s 9.875% Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-A filed on March 3, 2025 (File No.: 001-36844)).

3.8	Articles of Amendment, dated December 29, 2025, (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 30, 2025 (File No.: 001-36844)).
3.9	Articles of Amendment, dated December 29, 2025, (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on December 30, 2025 (File No.: 001-36844)).
4.1
Indenture, dated as of August 26, 2022, among the Issuer, Great Ajax Corp., and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on August 26, 2022 (File No.: 001-36844)).

4.2	Form of the Issuer’s 8.875% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on August 26, 2022 (File No.: 001-36844)).
4.3
Form of certificate representing the 9.875% Fixed-to-Floating Rate Series C Cumulative Redeemable Preferred Stock of Rithm Property Trust Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 3, 2025 (File No.: 011-36844)).

4.4*	Description of Securities Registered under Section 12 of the Exchange Act.
10.1***
Agreement of Limited Partnership of Great Ajax Operating Partnership LP (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.: 333-00787)).

10.2
First Amendment to the Agreement of Limited Partnership of Great Ajax Operating Partnership L.P. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 4, 2025 (File No.: 001-36844)).

10.3
Management Agreement, dated June 11, 2024, by and among the Company, Great Ajax Operating Partnership L.P. and RCM GA Manager LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 11, 2024).

10.4	First Amendment to the Management Agreement, dated as of October 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 21, 2024).
10.5*	Second Amendment to the Management Agreement, dated as of February 12, 2026.
10.5
Servicing Agreement dated as of July 8, 2014 by and among the Servicer and the registrant and its affiliates Great Ajax Operating Partnership L.P. and Little Ajax II LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.: 333-00787)).

10.6	Servicing Transfer Agreement, dated May 10, 2024, by and among Gregory Funding LLC and NewRez LLC (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q filed August 2, 2024).
10.7
Form of Indemnification Agreement between registrant and each of its directors and officer (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.: 333-00787)).

10.8	2014 Director Equity Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 confidentially submitted to the SEC on September 23, 2014 (File No.: 333-00787)).
10.9	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2016. (File No.: 333-00787)).

Exhibit Number	Exhibit Description
10.10	Amendment No. 1 to the 2016 Equity Incentive Plan, amended as of May 20, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed August 2, 2024).
10.11
Registration Rights Agreement by and among Great Ajax Corp. and the Purchasers Named herein dated as of May 4, 2020 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K filed on May 8, 2020 (File No.: 001-36844)).

10.12
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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed on February 18, 2025).
21.1*	List of Subsidiaries.
23.1*	Consent of Baker Tilly US, LLP.
23.2*	Consent of Ernst & Young LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(1)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of Great Ajax Corp. (incorporated by reference to Exhibit 97.1 on Form 10-K filed February 28, 2024).
97.2	Clawback Policy of Great Ajax Operating Partnership L.P. (incorporated by reference to Exhibit 97.2 on Form 10-K filed February 28, 2024).
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RITHM PROPERTY TRUST INC.
(Registrant)
Date: February 17, 2026	By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2026	By:	/s/ Nicola Santoro, Jr.
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

Signature	Title	Date

/s/ Paul Friedman	Chairman of the Board of Directors	February 17, 2026
Paul Friedman

/s/ Michael Nierenberg	Chief Executive Officer, Director (Principal Executive Officer)	February 17, 2026
Michael Nierenberg

/s/ Nicola Santoro, Jr.	Chief Financial Officer (Principal Financial Officer)	February 17, 2026
Nicola Santoro, Jr.

/s/ Mary Haggerty	Director	February 17, 2026
Mary Haggerty

/s/ Daniel Hoffman	Director	February 17, 2026
Daniel Hoffman

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rithm Property Trust Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rithm Property Trust Inc. and Subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Assets
Description of the Matter	As of December 31, 2025, the fair value of the Company’s assets recorded at fair value and categorized as Level 3 within the fair value hierarchy (Level 3 assets) totaled $78.8 million. The Company’s Level 3 assets are recorded at fair value and included within Other Investments and Other Assets. The Level 3 assets included in Other Investments represents the Company’s equity investments in a Real Estate Investment Trust (“Investment in a REIT”) and a limited partner interest in certain investment vehicles (“Investment Vehicles”) which indirectly hold commercial real estate properties. The Level 3 asset included in Other Assets represents a commercial loan. Management determines the fair value of the Company’s Level 3 assets by applying the methodologies outlined in Notes 2, 6 and 7 to the consolidated financial statements. Determining the fair value of Level 3 assets requires management to make judgments about the significant unobservable inputs and assumptions including, among others, the estimated liquidation proceeds of the Investment in a REIT, projected net operating income for the Investment Vehicles, and the risk of default, cash flow timing and the value of underlying collateral for the fair value of the commercial loan.

Auditing the fair value of the Company’s Level 3 assets was complex as the significant unobservable inputs used by the Company are highly judgmental. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of equity investments and commercial loan including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the design of controls over the Company’s valuation processes.

To test the valuation of the Company’s Investment in a REIT, Investment Vehicles, and the fair value of the commercial loan as of December 31, 2025, our audit procedures included, among others, testing the significant unobservable inputs used by the Company (e.g., an implied liquidation discount for the Investment in a REIT, projected net operating income for the Investment Vehicles, and the risk of default, cash flow timing and the value of underlying collateral for the fair value of the commercial loan) in determining the fair value of Level 3 assets and testing the mathematical accuracy of the Company’s valuation calculations. With the assistance of an internal valuation specialist, we assessed management’s estimate of the respective fair values and we independently developed fair value estimates and compared them to the Company’s estimates. We developed our independent fair value estimates by using underlying inputs to the valuation that we validated through confirmation with counterparties or agreeing to source documents and considered available market information. We evaluated whether the Company’s fair value disclosures included in Note 6 were in accordance with US GAAP. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Company’s year-end valuation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2025.

New York, New York
February 17, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Rithm Property Trust Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rithm Property Trust Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended, and the related notes collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP
San Francisco, California

February 18, 2025 (February 17, 2026 as to the effects of the reverse stock split discussed in Notes 1 and 14 and change in reportable segments discussed in Notes 2 and 3)

We served as the Company’s auditor from 2014 to 2025.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

($ in thousands except share and per share data)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$79,321	$64,252
Restricted cash	811	—
Residential mortgage loans held-for-investment, net(1)	362,829	396,052
Residential mortgage loans held-for-sale, net	29,419	27,788
Commercial mortgage-backed securities, at fair value(2)	273,783	246,614
Residential mortgage-backed securities(3)	189,947	197,916
Other investments(4)	79,168	30,454
Other assets	26,249	14,263
Total Assets	$1,041,527	$977,339
Liabilities and Equity
Liabilities
Secured bonds payable, net(1)	$226,243	$258,353
Repurchase financing agreements	407,072	356,565
Unsecured notes, net	108,507	107,647
Accrued expenses and other liabilities	8,608	8,006
Total Liabilities	750,430	730,571
Commitments and Contingencies – see Note 8
Stockholders’ Equity
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, 2,084,232 and 0 shares issued and outstanding, $52,106 and $0 aggregate liquidation preference, respectively	50,785	—
Common Stock $0.01 par value, 125,000,000 shares authorized, 7,848,703 and 7,847,520 shares issued and 7,571,699 and 7,570,125 shares outstanding, respectively(5)	76	471
Additional paid-in capital	425,703	425,039
Treasury stock	(11,596)	(11,594)
Accumulated deficit	(171,768)	(158,003)
Accumulated other comprehensive loss	(1,647)	(8,991)
Stockholders' Equity in Rithm Property Trust Inc.	291,553	246,922
Noncontrolling interests	(456)	(154)
Total Stockholders’ Equity	291,097	246,768
Total Liabilities and Equity	$1,041,527	$977,339

(1)Residential mortgage loans held-for-investment, net includes $361.6 million and $394.6 million of loans as of December 31, 2025 and 2024, respectively, transferred to consolidated securitization trusts. These loans can only be used to settle obligations of the trusts. Secured bonds payable, net consists of notes issued by the trusts that can only be settled with the assets and cash flows of the specific trust. The creditors do not have recourse to Rithm Property Trust Inc.
(2)Commercial mortgage-backed securities, at fair value (“CMBS”) had amortized cost of $273.4 million and $245.5 million, as of December 31, 2025 and 2024, respectively.
(3)Includes residential mortgage-backed securities (“RMBS”) available-for-sale (“AFS”), at fair value of $49.2 million and $62.2 million, which had amortized cost of $48.8 million and $68.2 million, as of December 31, 2025 and 2024, respectively. RMBS investments in beneficial interests carried at amortized cost are net of loss allowance of $0 and $9.1 million as of December 31, 2025 and 2024, respectively.
(4)Primarily includes equity investments at fair value of $61.6 million and $21.9 million, as of December 31, 2025 and 2024, respectively.
(5)The prior period share and per share amounts were adjusted to reflect the impact of the one-for-six reverse stock split of the Company’s common stock which took effect on December 30, 2025. Unless otherwise indicated, all share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
($ in thousands except share and per share data)	December 31, 2025	December 31, 2024
Net Interest Income
Interest income	$52,800	$52,874
Interest expense	(37,387)	(43,572)
Net interest income	15,413	9,302

Expenses
Related party loan servicing fee	1,964	4,175
Related party management fee	6,253	23,276
Professional fees	3,612	3,413
General and administrative	4,160	9,026
Total expense	15,989	39,890

Other Income (Loss)
Net change in the allowance for credit losses	7,003	(5,087)
Change in unrealized gain (loss) on residential mortgage loans held-for-sale, net	5,892	(54,537)
Fair value adjustment on mark-to-market liabilities	—	3,078
Other loss	(10,785)	(5,771)
Total other income (loss)	2,110	(62,317)

Income (Loss) Before Income Taxes	1,534	(92,905)
Income tax expense	60	145
Net Income (Loss)	1,474	(93,050)
Net income (loss) attributable to the noncontrolling interests	2	(1,215)
Net Income (Loss) Attributable to Rithm Property Trust Inc.	1,472	(91,835)
Dividends on Preferred Stock	4,212	340
Net Loss Attributable to Common Stockholders	$(2,740)	$(92,175)

Net Income (Loss) per Share of Common Stock
Basic	$(0.36)	$(13.76)
Diluted	$(0.36)	$(13.76)
Weighted Average Number of Shares of Common Stock Outstanding(1)
Basic	7,570,205	6,699,247
Diluted	7,570,205	6,699,247
(1)The prior period share and per share amounts were adjusted to reflect the impact of the one-for-six reverse stock split of the Company’s common stock which took effect on December 30, 2025.

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended
($ in thousands)	December 31, 2025	December 31, 2024
Consolidated net loss attributable to common stockholders	$(2,740)	$(92,175)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	6,487	1,981
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	857	3,055
Comprehensive Income (Loss)	$4,604	$(87,139)

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

($ in thousands, except per share data)	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 31, 2024	—	$—	7,570,125	$471	$425,039	$(11,594)	$(158,003)	$(8,991)	$246,922	$(154)	$246,768
Net income	—	—	—	—	—	—	1,472	—	1,472	2	1,474
Issuance of Preferred Stock	2,084,232	50,785	—	—	—	—	—	—	50,785	—	50,785
Reverse stock split	—	—	1,574	(395)	395	(2)	—	—	(2)	—	(2)
Common dividend declared ($1.44 per share)(1)	—	—	—	—	—	—	(11,025)	—	(11,025)	—	(11,025)
Preferred dividend accrued	—	—	—	—	—	—	(4,212)	—	(4,212)	—	(4,212)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	6,487	6,487	—	6,487
Other	—	—	—	—	269	—	—	—	269	(304)	(35)
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	857	857	—	857
Balance as of December 31, 2025	2,084,232	$50,785	7,571,699	$76	$425,703	$(11,596)	$(171,768)	$(1,647)	$291,553	$(456)	$291,097
(1)The per share amount was adjusted to reflect the impact of the one-for-six reverse stock split of the Company’s common stock which took effect on December 30, 2025.

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

($ in thousands, except per share data)	Preferred Stock - Series A Shares	Preferred Stock - Series A Amount	Preferred Stock - Series B Shares	Preferred Stock - Series B Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling interest	Total Stockholders’ Equity
December 31, 2023	424,949	$9,411	1,135,590	$25,143	4,576,694	$285	$352,060	$(9,557)	$(54,382)	$(14,027)	$308,933	$1,962	$310,895
Net loss	—	—	—	—	—	—	—	—	(91,835)	—	(91,835)	(1,215)	(93,050)
Sale of shares	—	—	—	—	479,124	29	14,000	—	—	—	14,029	—	14,029
Exchange of preferred shares and warrants	(424,949)	(9,411)	(1,135,590)	(25,143)	2,007,702	120	40,919	—	(341)	—	6,144	—	6,144
Stock-based management termination fee expense	—	—	—	—	529,108	32	15,474	—	—	—	15,506	—	15,506
Distribution shares from the Former Manager	—	—	—	—	(104,763)	—	—	(2,037)	—	—	(2,037)	—	(2,037)
Stock-based management fee to Manager	—	—	—	—	73,630	5	1,403	—	—	—	1,408	—	1,408
Stock-based compensation expense	—	—	—	—	8,630	—	1,472	—	—	—	1,472	—	1,472
Dividends declared ($1.68 per share)(1) and distributions	—	—	—	—	—	—	—	—	(11,445)	—	(11,445)	(901)	(12,346)
Equity issuance costs	—	—	—	—	—	—	(289)	—	—	—	(289)	—	(289)
Unrealized gains on available-for-sale securities			—	—	—	—	—	—	—	1,981	1,981	—	1,981
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	—	—	3,055	3,055	—	3,055
December 31, 2024	—	$—	—	$—	7,570,125	$471	$425,039	$(11,594)	$(158,003)	$(8,991)	$246,922	$(154)	$246,768
(1)The per share amount was adjusted to reflect the impact of the one-for-six reverse stock split of the Company’s common stock which took effect on December 30, 2025.

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
($ in thousands)	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net income (loss)	$1,474	$(93,050)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based management termination fee and compensation expense	13	16,978
Mark-to-market on residential mortgage loans held-for-sale, net	(5,892)	54,537
Mark-to-market adjustment on securities carried at fair value	5,669	(1,565)
Mark-to-market adjustment on equity method investments, at fair value	5,172	—
Discount accretion on mortgage loans	(557)	(3,042)
Interest and discount accretion on investment in debt securities	(1,057)	(10,501)
Discount accretion on investments in beneficial interests	(6,540)	(5,177)
(Gain) loss on sale of mortgage loans	(100)	4,534
Gain on sale of real estate owned properties	(455)	(727)
Loss on sale of residential mortgage-backed securities	3,037	2,197
Impairment of real estate owned	756	606
Credit loss expense on mortgage loans and beneficial interests	388	910
Net decrease/(increase) in net present value of expected credit losses	(7,003)	4,230
Amortization of debt discount and prepaid financing costs	1,514	5,416
Undistributed (gain) loss from investment in affiliates	(1,637)	3,590
Fair value adjustment on mark-to-market liabilities	—	(3,078)
Net change in operating assets and liabilities:
Other assets	1,314	26,436
Accrued expenses and other liabilities	(4,401)	(2,004)
Net cash (used in) provided by operating activities	(8,305)	290
Cash Flows from Investing Activities
Principal paydowns on mortgage loans	36,096	52,464
Proceeds from sale of mortgage loans	1,759	384,056
Origination of commercial loan	(16,378)	—
Purchase of commercial mortgage-backed securities, at fair value	(49,075)	(255,318)
Principal and interest collection on mortgage-backed securities	33,064	56,808
Proceeds from sales of residential mortgage-backed securities, available-for-sale	14,341	57,802
Proceeds from sales of commercial-backed securities	—	7,189
Investment in credit risk transfer agreement	—	(7,998)
Paydown on other investments	7,998	—
Proceeds from sale of real estate owned, held-for-sale	2,638	1,864
Investment in equity investments	(67,500)	—
Distribution from affiliates	3,810	408
Net cash (used in) provided by investing activities	(33,247)	297,275
Cash Flows from Financing Activities
Proceeds from issuance of Preferred Stock	50,715	—
Net change in repurchase financing agreements	50,506	(19,180)
Repayments on secured bonds payable	(32,764)	(154,680)
Redemption of senior convertible notes	—	(103,516)

	Year ended
($ in thousands)	December 31, 2025	December 31, 2024
Payment of transaction costs	—	(10,426)
Sale of Common Stock, net of offering costs	—	14,000
Distribution to noncontrolling interests	—	(900)
Dividends paid on Common Stock and Preferred Stock	(11,025)	(11,445)
Net cash provided by (used in) financing activities	57,432	(286,147)
Net Change in Cash and Cash Equivalents and Restricted Cash	15,880	11,418
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	64,252	52,834
Cash and Cash Equivalents and Restricted Cash, End of Period	$80,132	$64,252

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$35,408	$25,867
Cash paid for income taxes	470	97

Supplemental Disclosure of Noncash Investing and Financing Activities:
Net transfer of loans from residential mortgage held-for-investment, net to residential mortgage loans held-for-sale, net	$—	$428,029
Preferred Stock and warrants redeemed for Common Stock	—	58,031
Conversion of 2020 Warrants for Common Stock	—	18,677
Common Stock settled for management fee and compensation expense	—	16,914
Issuance of 2024 Warrants	—	2,734
Net transfer of loans to property held-for-sale	288	2,041
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	857	3,055
Other non-cash loan charges	—	671
Treasury stock received through distributions from investment in Former Manager	—	2,037
Unrealized gain on available-for-sale securities	6,487	1,981

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$79,321	$64,252
Restricted cash	811	—
Total Cash and Cash Equivalents and Restricted Cash	$80,132	$64,252

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Business and Organization

Rithm Property Trust Inc., a Maryland corporation (“Rithm Property Trust” or the “Company”), is an externally managed real estate investment trust (“REIT”) formed on January 30, 2014, and capitalized on March 28, 2014, by its then sole stockholder, Aspen Yo LLC, an affiliate of the Aspen Capital group of companies. The Company focuses on investments in the commercial real estate (“CRE”) sector.

As of December 31, 2025, the Company has two reportable operating segments: Residential and Commercial. The Company’s CRE business focuses on investments in the CRE sector, including originating, acquiring and managing portfolios of CMBS, commercial real property, commercial mortgage loans and other CRE investments. The Company’s Residential segment is focused on managing its historical portfolio, which includes residential mortgage assets, including whole mortgage loans, RMBS and beneficial interests. Prior to the Strategic Transaction (as defined below), the Company had primarily targeted acquisitions of (i) re-performing loans (“RPLs”), which are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and (ii) non-performing loans (“NPLs”), which are residential mortgage loans on which the most recent three payments have not been made.

On June 11, 2024, the Company completed its previously announced strategic transaction with Rithm Capital Corp. (together with its subsidiaries, “Rithm” and such transactions together, the “Strategic Transaction”). In connection with the Strategic Transaction, the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which, following stockholder approval on May 20, 2024, it issued $14.0 million of the Company’s common stock, par value $0.01 (“Common Stock”), at a price of $29.22 per share (which represents the trailing five-day average closing price of the Company’s Common Stock on the New York Stock Exchange as of the date of the SPA to Rithm. The Company also entered into a management agreement, dated as of June 11, 2024 (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024, and as further amended by that Second Amendment to the Management Agreement, dated as of February 12, 2026, and as may be further amended, modified or supplemented from time to time, the “Management Agreement”), with RCM GA Manager LLC, an affiliate of Rithm (“RCM GA” or the “Manager”), which became the Company’s external manager; terminated its prior management agreement; entered into a term loan with a subsidiary of Rithm; and issued warrants to Rithm to purchase shares of the Company’s Common Stock. The Company changed its principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003. On December 2, 2024, the Company rebranded and changed its name to Rithm Property Trust Inc. from Great Ajax Corp.

In connection with the Strategic Transaction, on June 11, 2024, the Company terminated its existing management contract with the Former Manager in exchange for approximately 0.5 million shares of Common Stock and $0.6 million in cash.

On October 18, 2024, the Company’s board of directors (“Board of Directors”) approved, and the Company and the Manager entered into the Amendment, to provide that the base management fee and the incentive fee shall be payable in cash or, at the election of the Manager, in shares of Common Stock of the Company, subject to the terms and conditions of the Amendment.

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. The Company has certain wholly-owned subsidiaries that it has elected to treat as taxable REIT subsidiaries (“TRSs”) under Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). These entities own an equity interest in the Former Manager and previously owned an equity interest in the Former Servicer, and were also formed to own, maintain, improve and sell real estate owned (“REO”) properties acquired by the Company. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. AJX Mortgage Trust I is a wholly-owned subsidiary of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements.

The Operating Partnership, through interests in certain entities, as of December 31, 2025 and 2024, held 99.7% and 99.9% of Rithm Property Trust II REIT Inc. (“Rithm Property Trust II REIT”), respectively, which owns Great Ajax II Depositor LLC (“Great Ajax II Depositor”), which was formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Similarly, as of December 31, 2025 and 2024, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.

In December 2025, as part of the execution of its CRE investment strategy, the Company acquired an indirect minority interest in Paramount Group Operating Partnership LP (“PGOP”), which through its affiliates and joint ventures owns a portfolio (the “PGRE Portfolio”) of CRE properties, through an investment (the “PGRE Investment”) in affiliated aggregator vehicles formed in connection with Rithm’s acquisition of Paramount Group, Inc. (“Paramount”). The PGRE Portfolio consists of ten properties: 1633 Broadway, 1301 Avenue of the Americas, 1325 Avenue of the Americas, 31 W 52nd Street, 712 Fifth Avenue, 1600 Broadway and 900 3rd Avenue in New York, New York and One Market Plaza, 300 Mission Street and One Front Street in San Francisco, California. The Company made an initial cash investment of $50.0 million and committed to make up to an additional $7.5 million of capital contributions under certain circumstances. The PGRE Investment was approved by the Company’s independent directors and was funded with cash on hand.
On December 19, 2025, the Company’s Board of Directors approved a reverse stock split, which was effected on December 30, 2025, of its Common Stock at a ratio of one share for every six shares issued and outstanding (the “Reverse Stock Split”). Unless otherwise indicated, all share and per-share amounts in the consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

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
The Company consolidates the results and balances of two subsidiaries with noncontrolling ownership interests held by third parties. The Company previously owned a 53.1% interest in AS Ajax E LLC II. The Company received a liquidating distribution from AS Ajax E LLC II in June 2024, and its investment has been terminated. Ajax Mortgage Loan Trust 2017-D (“2017-D”) is a securitization trust that holds mortgage loans, REO property and secured bonds payable; 2017-D is 50.0% owned by the Company as of December 31, 2025 and 2024. Rithm Property Trust II REIT wholly owns Great Ajax II Depositor, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and certain additional trusts the Company may form for additional secured bonds payable, and is 99.7% and 99.9% owned by the Company as of December 31, 2025 and 2024. The Company recognizes noncontrolling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.
Reclassifications — Certain prior period amounts in the Company’s consolidated financial statements and respective notes have been reclassified to be consistent with the current period presentation. In 2025, the Company made the following reclassifications:

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

Consolidated statements of operations: included under total income (loss) caption the following line items: net change in the allowance for credit losses, fair value adjustment on residential mortgage loans held-for-sale, net, impairment on REO, and fair value adjustment on mark-to-market liabilities.

Risks and Uncertainties — In the normal course of its business, the Company primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on the Company’s investments that results from a borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying the Company’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, the Company believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of the Company’s assets are dependent on the abilities of Newrez LLC (“Newrez” or the “Servicer”) to perform their servicing obligations with respect to the residential mortgage loans underlying loans and securities.
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
Use of Estimates — The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in preparation of the consolidated financial statements are reasonable. The most critical estimates include those related to the estimated cash flows on its residential mortgage loans held-for-investment and investments in beneficial interests and fair value measurements of the Company’s instruments, including CMBS and RMBS AFS. Actual results could differ from those estimates and such differences could be material.
Residential Mortgage Loans Held-for-Sale — Residential mortgage loans held-for-sale are carried at the lower of cost or fair value. The Company accounts for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in earnings in the period in which the change occurs. Interest income is recognized on a cash basis because the loans are in varying stages of delinquency. Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.
Residential Mortgage Loans Held-for-Investment — Investments in residential mortgage loans held-for-investment are carried at amortized cost net of any allowance for credit losses. Upon acquisition, the mortgage loans are recorded as three separate elements: (i) the portion of the purchase discount that the Company expects to realize through RMBS investments rather than through ultimate repayment of the investment, (ii) an allowance for future expected credit loss and (iii) the par value of the investment. The purchase discount and interest income expected to be recovered through eventual repayment of the loans gives rise to an accretable yield. The accretable yield is recognized as interest income on a prospective level yield basis over the life of the loans based on the expected cash flows to be collected. Periodically, the mortgage loans are assessed for any allowance for credit loss that may be required by comparing the expected contractual cash flows to the projected cash flows. For purposes of determining the need for an allowance for credit losses, the Company aggregates its mortgage loans in pools based on like characteristics and legal entity ownership. If the net present value of the contractual cash flows for any pool exceeds the net present value of the projected cash flows for the same pool, an allowance for credit losses will be recorded. Conversely, if the net present value of the contractual cash flows for any pool is less than the net present value of the projected cash flows for the same pool, no allowance will be recorded and any existing allowance will be reversed.
CMBS, at Fair Value — The Company elected the fair value option for its investments in CMBS. Any changes in fair value are recorded through earnings in the period they occur. Income on CMBS is recognized using the effective interest method. The CMBS are marked-to market using prices received from a third party pricing vendor subject to review by the Company’s Manager.
RMBS Available-for-Sale, at Fair Value — Investments in RMBS not classified as HTM are classified as AFS. Accordingly, each security is marked-to-market on each balance sheet date and any gain or loss is recorded to other comprehensive loss. Income is accrued on RMBS using the effective interest method. Any periodic loss that is determined to be other than temporary would be recorded in earnings in the period the loss occurs. The RMBS are marked-to-market using prices received from a third party pricing vendor subject to review by the Company’s Manager.

RMBS Held-to-Maturity — The Company designates the 5.01% of RMBS held to satisfy the European risk retention provisions for certain secured bonds payable transactions as HTM because the securities cannot be sold until all classes of the secured bonds payable are redeemed. RMBS HTM are carried at amortized cost, net of any allowance for credit losses, and interest income is accrued using the effective interest method. Periodically, each RMBS HTM is assessed for any credit loss that may be required by comparing the expected contractual cash flows to the projected cash flows. If the net present value of the contractual cash flows exceeds the net present value of the projected cash flows, an allowance for credit losses will be recorded. Conversely, if the net present value of the contractual cash flows is less than the net present value of projected cash flows, no allowance will be recorded and any existing allowance will be reversed.
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
Equity Investments — The Company’s equity investments, where the Company exercises significant influence but for which the Company has not elected the fair value option, are accounted for under the equity method of accounting. The Company recognizes its share of earnings within other income (loss) in the consolidated statements of operations. The carrying amounts of equity method investments are recorded in other investments in the consolidated balance sheets. For equity investments where the Company elected the fair value option, a change in fair value of such investment is recognized within other income (loss) in the consolidated statements of operations.
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
Secured Bonds Payable — The Company, through securitization trusts which are VIEs, issues callable debt secured by its mortgage loans in the ordinary course of business. The secured bonds payable facilitated by the trusts are structured as debt financings, and the mortgage loans used as collateral remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts. These secured bonds payable VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities; the creditors do not have recourse to the primary beneficiary. Coupon interest expense on the debt is recognized using the accrual method of accounting. Deferred issuance costs, including original issue discount and debt issuance costs, are carried on the Company’s consolidated balance sheets as a deduction from secured bonds payable, and are amortized to interest expense on an effective yield basis based on the underlying cash flow of the mortgage loans serving as collateral. Changes in the actual or projected underlying cash flows are reflected in the timing and amount of deferred issuance cost amortization.

Repurchase Financing Agreements — The Company enters into repurchase financing agreements under which it nominally sells assets to a counterparty and simultaneously enters into an agreement to repurchase the sold assets at a price equal to the sold amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase financing agreements are generally accounted for as debt secured by the underlying assets. At the maturity of a repurchase financing, unless the repurchase financing is renewed, the Company is required to repay the borrowing including any accrued interest and concurrently receives back its pledged collateral from the lender. The repurchase financings are treated as collateralized financing transactions; pledged assets are recorded as assets in the Company’s consolidated balance sheets, and the debt is recognized at the contractual amount. Interest is recorded at the contractual amount on an accrual basis. Costs associated with issuance of a repurchasing contract are recorded as deferred issuance cost at inception and amortized over the contractual life of the agreement. Any draw fees associated with individual transactions and any facility fees assessed on the amounts outstanding are recorded as expense when incurred.
Warrant Liability — Warrant liability was recognized at fair value, with changes in fair value recorded to earnings in the consolidated statements of operations. In the second quarter of 2024, the Company reclassified warrants liability to equity, see Note 8 for additional details.
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
Under the Company’s 2016 Equity Incentive Plan (as modified by the amendment adopted on March 20, 2024, and as may be further amended, modified or supplemented, the “2016 Plan”) the Company may make stock-based awards to attract and retain non-employee directors, executive officers, key employees and service providers, including officers and employees of the Company’s affiliates. The 2016 Plan authorized the issuance of up to 5% of the Company’s outstanding shares from time to time on a fully diluted basis (assuming, if applicable, the conversion of any outstanding warrants into shares of Common Stock). Grants of restricted stock under the 2016 Plan use grant date fair value of the stock as the basis for measuring the cost of the grant. Forfeitures of granted shares are accounted for in the period in which they occur. Share grants vest over the relevant service periods. The grant shares may not be sold by the recipient until the end of the service period, even if certain of the shares were subject to a ratable vesting and were fully vested before completion of the service period.
In connection with the Strategic Transaction, on March 25, 2024, the Company’s Board of Directors approved and, on May 20, 2024, the Company’s stockholders approved, an amendment to the 2016 Plan that would permit the issuance of equity or equity-based incentive awards to RCM GA, which may in turn issue incentives to the directors, managers, officers, employees of, or advisors or consultants to, RCM GA or its affiliates.
Variable Interest Entities — In the normal course of business, the Company enters into various types of transactions with special purpose entities, which primarily consist of trusts established for the Company’s secured bonds payable (see “Secured Bonds Payable” above and Note 9). Additionally, from time to time, the Company may enter into joint ventures with unrelated entities, which also generally involves the formation of a special purpose entity. The Company evaluates each transaction and its resulting beneficial interest to determine if the entity formed pursuant to the transaction should be classified as a VIE. In performing the analysis, the Company refers to guidance in ASC 810-10, Consolidation. If an entity created in a transaction meets the definition of a VIE and the Company determines that it or a consolidated subsidiary is the primary beneficiary, the Company will include the entity in its consolidated financial statements.
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

Earnings per Share — In accordance with the provisions of ASC 260, Earnings Per Share, the Company calculates basic income (loss) per share by dividing net income (loss) attributable to common stockholders for the period by weighted average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as warrants but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In periods in which the Company records a net loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.
Under the two-class method, all of the Company’s consolidated net income attributable to common stockholders, consisting of consolidated net income, less dividends on the Company’s Preferred Stock (as defined in Note 14), is allocated to Common Stock and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined by dividing consolidated net income attributable to common stockholders, reduced by income attributable to the participating securities, by the weighted-average Common Stock outstanding during the period.
Diluted earnings per share is determined by dividing consolidated net income attributable to diluted shareholders, which adds back to consolidated net income attributable to common stockholders the interest expense and applicable portion of management fee expense, net of applicable income taxes, on the Company’s 2024 Notes, by the weighted-average Common Stock outstanding, assuming all dilutive securities, including stock grants, shares that would be issued in the event that warrants were redeemed for shares of Common Stock of the Company, shares issued in respect of the stock-based portion of the base fee payable to the Former Manager and independent directors, and shares that would be issued in the event of conversion of the Company’s 2024 Notes, were issued. In the event the Company were to record a net loss, potentially dilutive securities would be excluded from the diluted loss per share calculation, as their effect on loss per share would be anti-dilutive. The Company uses the treasury stock method of accounting for its outstanding warrants. Under the treasury stock method, the exercise of the warrants is assumed at the beginning of the period, and shares of Common Stock are assumed to have been issued. The proceeds from the exercise are assumed to be used by the Company to repurchase treasury stock, thereby reducing the assumed dilution from the warrant exercise. In applying the treasury stock method, all dilutive potential Common Stock, regardless of whether they are exercisable, are treated as if they had been exercised.
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
Income Taxes — The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of Rithm Property Trust’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders (subject to certain adjustments). Distributions may extend until timely filing of the Company’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

Recently Adopted Accounting Standards — In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including a tabular rate reconciliation for specified categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires a summary of federal, state and local, and foreign income taxes paid, net of refunds received, as well as separate disclosure of payments made to jurisdictions representing 5% or more of total income taxes paid. This standard became effective for the Company for the fiscal year ended December 31, 2025. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards — In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements upon adoption.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which expands the population of acquired financial assets subject to the gross-up approach under Topic 326. This ASU is effective for the Company on January 1, 2027, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This ASU is effective for the Company on January 1, 2028, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3 - Segment Reporting

As noted above, prior to the first quarter of 2025, the Company had only one reportable operating segment. Beginning with the first quarter of 2025, the Company has two reportable operating segments: Residential and Commercial. Segment information for prior periods has been recast to reflect this change. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under Corporate as a reconciling item to the Company’s consolidated financial statements. The activities within Corporate primarily consist of general and administrative expenses, corporate cash, related interest income and interest expense on corporate debt, which included the 2027 Notes (as defined below) and, prior to their settlement in 2024, the 2024 Notes. See Note 2 for additional details on the Company’s segments.

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

The following tables summarize segment financial information and financial information for the Corporate category, as applicable:

	Year ended December 31, 2025
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$31,676	$17,803	$3,321	$52,800
Interest expense	(14,262)	(10,537)	(12,588)	(37,387)
Net interest income (expense)	17,414	7,266	(9,267)	15,413

Related party loan servicing fee	1,964	—	—	1,964
Related party management fee	—	—	6,253	6,253
Professional fees	—	38	3,574	3,612
General and administrative	198	134	3,828	4,160
Total expense	2,162	172	13,655	15,989

Net change in the allowance for credit losses	7,003	—	—	7,003
Unrealized gain on residential mortgage loans held-for-sale, net	5,892	—	—	5,892
Other loss	(2,451)	(7,937)	(397)	(10,785)
Total other gain (loss)	10,444	(7,937)	(397)	2,110

Income (loss) before income taxes	25,696	(843)	(23,319)	1,534
Income tax expense (benefit)	(35)	—	95	60
Net Income (Loss)	$25,731	$(843)	$(23,414)	$1,474

	Year ended December 31, 2024
($ in thousands)	Residential	Commercial	Corporate Category	Total
Interest income	$44,036	$4,704	$4,134	$52,874
Interest expense	(30,101)	—	(13,471)	(43,572)
Net interest income (expense)	13,935	4,704	(9,337)	9,302

Related party loan servicing fee	4,175	—	—	4,175
Related party management fee	—	—	23,276	23,276
Professional fees	—	—	3,413	3,413
General and administrative	—	—	9,026	9,026
Total expense	4,175	—	35,715	39,890

Net change in the allowance for credit losses	(5,087)	—	—	(5,087)
Unrealized loss on residential mortgage loans held-for-sale, net	(54,537)	—	—	(54,537)
Fair value adjustment on mark-to-market liabilities	—	—	3,078	3,078
Other (loss) gain	(9,112)	1,205	2,136	(5,771)
Total other (loss) gain	(68,736)	1,205	5,214	(62,317)

(Loss) income before taxes	(58,976)	5,909	(39,838)	(92,905)
Income tax expense	—	—	145	145
Net (Loss) income	$(58,976)	$5,909	$(39,983)	$(93,050)

($ in thousands)	Residential	Commercial	Corporate Category	Total
As of December 31, 2025
Total assets	$588,704	$370,949	$81,874	$1,041,527
Equity method investments	—	79,168	—	79,168
As of December 31, 2024
Total assets	$631,324	$276,530	$69,485	$977,339
Equity method investments	—	—	538	538

Note 4 — Residential Mortgage Loans

The activity in and the balances of the Company’s residential mortgage loan portfolio are presented in the tables below:

	For years ended December 31,
	2025		2024
($ in thousands)	Residential mortgage loans held-for-investment, net	Residential mortgage loans held-for-sale, net	Residential mortgage loans held-for-investment, net	Residential mortgage loans held-for-sale, net
Beginning carrying value	$396,052	$27,788	$864,551	$55,718
Accretion recognized	18,241	—	31,802	—
Payments received on loans, net	(51,172)	(2,411)	(67,128)	(9,996)
Net reclassifications (to) from residential mortgage loans held-for-sale, net	—	—	(428,029)	428,029
Change in unrealized gain (loss) on residential mortgage loans held-for-sale, net	—	5,892	—	(54,537)
Reclassifications to REO	(92)	(196)	(1,696)	(345)
Sale of mortgage loans	—	(1,659)	—	(388,590)
Net change in the allowance for credit losses	—	—	(1,112)	—
Other	(200)	5	(2,336)	(2,491)
Ending Carrying Value	$362,829	$29,419	$396,052	$27,788

Effective June 30, 2024, all residential mortgage loans held at the Operating Partnership are designated as held-for-sale and accordingly no longer subject to ASC 326, Financial Instruments - Credit Losses (known as “CECL”). These residential mortgage loans are measured at the lower of amortized cost or fair value on an aggregated basis for assets with similar risk characteristics. Conversely, all loans held at Rithm Property Trust II REIT continue to be classified as held-for-investment and remain subject to CECL. Beginning with the quarter ended September 30, 2024, and in connection with the change in the Company’s strategy, the Company determined a legal entity approach was appropriate with the remaining loans held-for-investment based on the relatively homogeneous characteristics of the loans in each entity. Accordingly, the Company uses the following five pools:

1.Ajax Mortgage Trust 2019-D (“2019-D”);
2.Ajax Mortgage Trust 2019-F (“2019-F”);
3.Ajax Mortgage Trust 2020-B (“2020-B”);
4.Ajax Mortgage Trust 2021-A (“2021-A”); and
5. 18-1 LLC.

The following table presents information regarding the year of origination of the Company’s residential mortgage loan portfolio by basis:

	December 31, 2025
Residential mortgage loans, net	2025	2024	2023	2022	2021	2020	2019-2010	2009-2007	2006 and prior	Total
	($ in thousands)
2019-D	$—	$—	$—	$—	$—	$—	$2,237	$48,286	$34,582	$85,105
2019-F	—	—	—	—	—	—	6,733	43,191	31,101	81,025
2020-B	—	—	—	—	—	—	6,921	37,594	41,581	86,096
2021-A	—	—	—	—	—	685	3,722	55,234	49,741	109,382
18-1 LLC	—	—	—	—	—	—	1,190	27	4	1,221
Held-for-investment	$—	$—	$—	$—	$—	$685	$20,803	$184,332	$157,009	$362,829

Held-for-sale	$—	$—	$—	$600	$370	$—	$3,394	$12,647	$12,408	$29,419

	December 31, 2024
Residential mortgage loans, net	2024	2023	2022	2021	2020	2019	2018-2009	2008-2006	2005 and prior	Total
	($ in thousands)
2019-D	$—	$—	$—	$—	$—	$—	$7,476	$64,495	$19,147	$91,118
2019-F	—	—	—	—	—	—	11,656	59,602	17,921	89,179
2020-B	—	—	—	—	—	—	10,739	58,769	25,582	95,090
2021-A	—	—	—	—	708	164	8,956	82,053	27,299	119,180
18-1 LLC	—	—	—	—	—	398	1,082	—	5	1,485
Held-for-investment	$—	$—	$—	$—	$708	$562	$39,909	$264,919	$89,954	$396,052

Held-for-sale	$—	$—	$702	$415	$—	$—	$4,280	$17,049	$5,342	$27,788

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its residential mortgage loan pools at the end of each calendar quarter. Loss estimates are determined based on the net present value of the difference between the contractual cash flows and the expected cash flows over the expected life of the loans. Contractual cash flows are calculated based on the stated terms of the loans. Projected cash flows are determined by factoring prepayment and expected losses based on delinquency status, the value of the underlying collateral, borrower age, weighted average coupon and length of a positive pay history.

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

The following table presents activity in the allowance for expected credit losses on residential mortgage loans:

($ in thousands)	Year ended December 31,
	2025	2024
Allowance for expected credit losses, beginning of period	$—	$(3,426)
Reclassification to (from) non-credit discount from (to) the allowance for changes in payment timing expectations	—	310
Credit loss expense on residential mortgage loans	—	(53)
Net change in the allowance for credit losses	—	(1,112)
Reversal of allowance upon reclass of residential mortgage loans held-for-sale, net	—	4,281
Allowance for Expected Credit Losses, End of Period	$—	$—

The following tables set forth the carrying value of the Company’s residential mortgage loans by delinquency status as of December 31, 2025 and 2024. Each column indicates the carrying value of loans which are past due on such mortgage payment for the applicable number of days shown or for which the Company has initiated foreclosure proceedings. A status of “Current” indicates the borrower is not delinquent.

($ in thousands)	December 31, 2025
Residential mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
2019-D	$77,410	$3,666	$—	$2,518	$1,511	$85,105
2019-F	65,283	9,049	—	5,593	1,100	81,025
2020-B	66,186	8,995	57	5,723	5,135	86,096
2021-A	96,885	5,955	389	3,883	2,270	109,382
18-1 LLC	1,187	34	—	—	—	1,221
Total	$306,951	$27,699	$446	$17,717	$10,016	$362,829

($ in thousands)	December 31, 2025
Residential mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$13,805	$5,084	$10	$3,861	$6,659	$29,419
Total	$13,805	$5,084	$10	$3,861	$6,659	$29,419

($ in thousands)	December 31, 2024
Residential mortgage loans held-for-investment, net	Current	30	60	90	Foreclosure	Total
2019-D	$80,761	$5,649	$216	$3,151	$1,341	$91,118
2019-F	72,175	9,739	—	4,381	2,884	89,179
2020-B	68,917	14,851	93	8,053	3,176	95,090
2021-A	101,878	8,149	517	5,978	2,658	119,180
18-1 LLC	1,253	34	—	103	95	1,485
Total	$324,984	$38,422	$826	$21,666	$10,154	$396,052

($ in thousands)	December 31, 2024
Residential mortgage loans held-for-sale, net	Current	30	60	90	Foreclosure	Total
Held-for-sale	$13,529	$4,866	$55	$5,528	$3,810	$27,788
Total	$13,529	$4,866	$55	$5,528	$3,810	$27,788

The following tables summarizes the geographic distribution of the Company’s residential mortgage loans for the top 10 states as of December 31, 2025 and 2024:

($ in thousands)	December 31, 2025
State Concentration	UPB	% UPB
California	$117,380	28.2%
Florida	51,038	12.3%
New York	38,119	9.2%
New Jersey	25,109	6.0%
Maryland	22,476	5.4%
Virginia	15,520	3.7%
Illinois	15,344	3.7%
Georgia	14,098	3.4%
Texas	11,986	2.9%
North Carolina	10,745	2.6%
Other	93,740	22.6%
Total Residential Mortgage Loans	$415,555	100.0%

($ in thousands)	December 31, 2024
State Concentration	UPB	% UPB
California	$127,133	27.9%
Florida	55,550	12.2%
New York	41,757	9.2%
New Jersey	27,374	6.0%
Maryland	25,083	5.5%
Virginia	17,108	3.8%
Illinois	16,741	3.7%
Georgia	15,227	3.3%
Texas	13,487	3.0%
Massachusetts	12,756	2.8%
Other	102,677	22.6%
Total Residential Mortgage Loans	$454,893	100.0%

Note 5 — Debt Securities

The Company holds investments in various classes of non-agency RMBS, CMBS and other holdings. The Company designates its investments in RMBS as AFS, HTM and as RMBS investments in beneficial interests, based on the Company’s intent and ability to hold each security to maturity. Beneficial interests are the residual interest of the Company’s investments in securitization trusts holding pools of residential mortgage loans. The Company carries its RMBS AFS debt securities at fair value with changes in fair value recorded in other comprehensive income in the period in which they occur. The Company carries its RMBS HTM and beneficial interests at amortized cost, net of any required allowance for credit losses. Beneficial interests may be trust certificates and/or subordinated notes depending on the structure of the securitization.

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

During the years ended December 31, 2025 and 2024, the Company reported $(8.7) million and $0.1 million, respectively, of fair value gains (losses) in current period earnings on securities carried at fair value of which $(3.6) million was reclassified from other comprehensive loss to realized loss due to the sale of RMBS AFS with par of $20.7 million in the first quarter of 2025. The changes in unrealized gains and losses are recorded in other income (loss) in the consolidated statements of operations. There were no sales of RMBS in the year ended December 31, 2024.

During the years ended December 31, 2025 and 2024, the Company acquired $49.1 million and $255.9 million in par of CMBS, respectively.

The following table presents information regarding the Company’s investments in debt securities:

($ in thousands)	As of December 31, 2025
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial mortgage-backed securities, at fair value	$273,421	$596	$(234)	$273,783
RMBS available-for-sale, at fair value	48,810	648	(218)	49,240
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of $0	41,528	—	(1,210)	40,318
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $0	99,179	9,327	(42,257)	66,249
Residential mortgage-backed securities	189,517	9,975	(43,685)	155,807
Total debt securities	$462,938	$10,571	$(43,919)	$429,590

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.

($ in thousands)	As of December 31, 2024
	Basis(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Commercial mortgage-backed securities, at fair value	$245,540	$1,074	$—	$246,614
RMBS available-for-sale, at fair value	68,226	273	(6,330)	62,169
Debt securities held-to-maturity at amortized cost, net of allowance for credit losses of $0	46,043	8	(2,104)	43,947
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $9,082	89,704	1,001	(23,661)	67,044
Residential mortgage-backed securities	203,973	1,282	(32,095)	173,160
Total debt securities	$449,513	$2,356	$(32,095)	$419,774

(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.

The following table presents a breakdown of the Company’s gross unrealized gains and losses on its investments in RMBS AFS grouped by due date:

($ in thousands)	As of December 31, 2025
	Step-up date(s)(1)	Basis(2)	Gross unrealized gains	Gross unrealized losses	Fair value
RMBS due March 2060	n/a	$3,916	$67	$—	$3,983
RMBS due January 2061(3)	n/a	5,268	—	(68)	5,200
RMBS due June 2061	n/a	8,833	154	—	8,987
RMBS due October 2061(3)	April 2029	5,389	—	(77)	5,312
RMBS due March 2062(3)	May 2029	5,789	—	(73)	5,716
RMBS due July 2062	February 2030	8,915	256	—	9,171
RMBS due October 2062	October 2026	4,389	32	—	4,421
RMBS due May 2063	July 2030	6,311	139	—	6,450
RMBS Available-for-Sale, at Fair Value		$48,810	$648	$(218)	$49,240

(1)When applicable, the step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs, accrued interest and principal paydowns or additional investment into security.
(3)These securities have been in an unrealized loss position for 12 months or longer.

($ in thousands)	As of December 31, 2024
	Step-up date(s)(1)	Basis(2)	Gross unrealized gains	Gross unrealized losses	Fair value
RMBS due March 2060(3)	February 2025	$3,825	$—	$(362)	$3,463
RMBS due December 2060(3)	July 2029	7,521	—	(3,133)	4,388
RMBS due January 2061(3)	n/a	4,886	—	(384)	4,502
RMBS due June 2061(3)	January 2025/February 2025	8,674	—	(762)	7,912
RMBS due October 2061(3)	April 2029	6,015	—	(371)	5,644
RMBS due March 2062(3)	May 2029	9,397	—	(585)	8,812
RMBS due July 2062(3)	February 2030	12,081	—	(733)	11,348
RMBS due October 2062	October 2026	4,673	221	—	4,894
RMBS due May 2063	July 2030	11,154	52	—	11,206
RMBS Available-for-Sale, at Fair Value		$68,226	$273	$(6,330)	$62,169

(1)When applicable, the step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs, accrued interest and principal paydowns or additional investment into security.
(3)These securities have been in an unrealized loss position for 12 months or longer.

The following table presents accretable interest income on debt securities and accretable yield on beneficial interests recognized for the years ended December 31, 2025 and 2024:

($ in thousands)	Year ended December 31,
	2025	2024
Interest income on CMBS	$16,585	$4,476
Interest income on RMBS AFS and HTM	5,530	7,611
RMBS Beneficial interests	6,540	5,178
	$28,655	$17,265

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

During the years ended December 31, 2025 and 2024, the Company had no activity and no balance related to the allowance for expected credit losses for investments in RMBS HTM.

The following table presents the activity in the allowance for expected credit losses for beneficial interests:

($ in thousands)	Year ended December 31,
	2025	2024
Allowance for expected credit losses, beginning balance	$(9,082)	$(6,880)
Credit loss expense	(388)	—
Reclassification to non-credit discount from the allowance for changes in payment expectations	2,467	1,773
Net change in the allowance for credit losses	7,003	(3,975)
Allowance for expected credit losses, ending balance	$—	$(9,082)

Note 6 — Fair Value

The following tables present financial assets and liabilities recorded at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2025 and 2024:

($ in thousands)		Level 1	Level 2	Level 3
December 31, 2025	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
CMBS, at fair value	$273,783	$—	$273,783	$—
RMBS available-for-sale, at fair value	49,237	—	49,237	—
Other investments	61,578	—	—	61,578
Other assets	17,189	—	—	17,189
Total	$401,787	$—	$323,020	$78,767

($ in thousands)		Level 1	Level 2	Level 3
December 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
CMBS, at fair value	$246,614	$—	$246,614	$—
RMBS available-for-sale, at fair value	62,169	—	62,169	—
Other investments	29,916	—	—	29,916
Total	$338,699	$—	$308,783	$29,916

Reconciliation of Fair Value Measurements Categorized within Level 3

Gains and losses on investments categorized within Level 3 are recorded in other income in the consolidated statements of operations. Gains and losses on warrant liability were recorded in fair value adjustment on mark-to market liabilities in the consolidated statements of operations.

The following tables summarize the changes in the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis, for the years ended December 31, 2025 and 2024:

($ in thousands)	December 31, 2024	Transfers In / (Out) of Level 3	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	December 31, 2025
Assets:
Other investments	$29,916	$—	$50,000	$(9,723)	$(8,615)	$—	$61,578
Other assets	—	—	17,189	—	—	—	17,189

($ in thousands)	December 31, 2023	Transfers In / (Out) of Level 3		Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	Gains / (Losses) Included in Other Comprehensive Income	December 31, 2024
Assets:
Other investments	$—	$21,918	(1)	$7,998	$—	$—	$—	$29,916
Liabilities:
Warrant liability	16,644	(851)	(2)	2,734	(18,677)	(150)	—	—

(1)Represents reclassification from equity method securities to other investments, at fair value.
(2)Represents reclassification from warrant liability, at fair value to equity. See Note 8 for additional details.

The Company holds an investment in a REIT, Gaea. As of December 31, 2025, the fair value of the REIT was determined based on the estimated liquidation proceeds of the entity. As of December 31, 2024, the fair value of the properties held by the REIT was estimated using either an implied capitalization rate applied to the trailing and forward 12 month net operating income for each property or, for properties under contract or listed for sale, the contract or listing price. The fair value of the Company’s investment in Gaea was $11.6 million and $21.9 million as of December 31, 2025 and 2024, respectively.

The fair value for the Company’s investment in a credit risk transfer instrument (“CRT”) is calculated as the net present value of the expected cash flows on the CRT. The fair value of this investment was $8.0 million as of December 31, 2024. The Company’s CRT investment was fully settled during the year ended December 31, 2025.

The Company acquired a commercial loan during the third quarter of 2025. The fair value of this loan was $17.2 million as of December 31, 2025 and is presented within other assets on the consolidated balance sheets. The Company relies on the Manager’s pricing model, as well as vendor pricing, to estimate the underlying cash flows expected to be collected on the loans. Risks inherent in the Company’s commercial loan portfolio affecting the valuation of its loans include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, such as floods or wildfires, or a pandemic and damage to or delay in realizing the value of the underlying collateral. In addition, the Company assesses the expected cash flows from the commercial loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. As of December 31, 2025, the significant unobservable quantitative input used for the fair value measurement of the commercial loan was a discount rate of 8.5%.

At December 31, 2025, the purchase price of the Company’s investment in the Aggregators (as defined in Note 7) of $50.0 million approximated fair value. The fair value of the investment is determined using an income approach, which estimates fair value based on projected net operating income of the underlying high quality office properties. Significant unobservable inputs used in the valuation include a discount rate and capitalization rates, which reflect current market conditions and the risks inherent in the underlying properties and cash flows. Changes in these assumptions could have a material impact on the estimated fair value. The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Company’s investment in the Aggregators:

	Discount Rate	Capitalization Rate
December 31, 2025	8.3% – 13.4% (10.1%)	5.5% – 7.3% (6.2%)

The following tables present financial assets and liabilities not carried at fair value, by level within the fair value hierarchy as of December 31, 2025 and 2024:

($ in thousands)		Level 1	Level 2	Level 3
December 31, 2025	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
Residential mortgage loans held-for-investment, net	$362,829	$—	$—	$325,220
Residential mortgage loans held-for-sale, net	29,419	—	—	29,419
Investment in debt securities held-to-maturity	41,528	—	40,318	—
Investment in beneficial interests	99,179	—	—	66,249
Liabilities:
Secured bonds payable, net	$226,243	$—	$212,811	$—
Repurchase financing agreements	407,072	—	407,072	—
Unsecured notes, net	108,507	—	107,668	—

($ in thousands)		Level 1	Level 2	Level 3
December 31, 2024	Carrying value	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Assets:
Residential mortgage loans held-for-investment, net	$396,052	$—	$—	$357,119
Residential mortgage loans held-for-sale, net	27,788	—	—	27,788
Investment in debt securities held-to-maturity	46,043	—	43,947	—
Investment in beneficial interests	89,704	—	—	67,044
Liabilities:
Secured bonds payable, net	$258,353	$—	$234,181	$—
Repurchase financing agreements	356,565	—	356,565	—
Unsecured notes, net	107,647	—	104,574	—

The Company relies on the Manager’s pricing model, as well as vendor pricing, to estimate the underlying cash flows expected to be collected on the loans. Risks inherent in the Company’s residential mortgage loan portfolio affecting the valuation of its residential mortgage loans include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, such as floods or wildfires, or a pandemic and damage to or delay in realizing the value of the underlying collateral. In addition, the Company assesses the expected cash flows from the residential mortgage loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

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

Note 7 — Equity Investments
The Company holds a 22.2% investment in a REIT, Gaea, which is reported in other investments on the Company’s consolidated balance sheets with a carrying value of $11.6 million as of December 31, 2025 and reported in other investments with a carrying value of $21.9 million as of December 31, 2024. Effective September 30, 2024, the Company accounted for its ownership interest in Gaea at fair value. During the quarter ended June 30, 2024, Gaea ceased being an affiliate of the Company as a result of the Strategic Transaction, and the Company no longer had significant influence over Gaea. Therefore, effective September 30, 2024, the Company accounted for its ownership interest in Gaea at fair value. On December 18, 2025, two Rithm employees were elected to the board of directors of Gaea, thus increasing the Company’s influence. As a result, the Company accounted for its investment in Gaea as an equity method investment, measured at fair value under the fair value option election. During the fourth quarter of 2025, Gaea adopted the liquidation basis of accounting and, as a result, no longer presents financial information on a going concern basis, including traditional asset classifications or net income. Accordingly, Gaea is not included in the summarized financial information presented below.

As of December 31, 2025 and 2024, the Company had ownership of approximately 19.8% in the Former Manager. The Company accounted for its ownership interest in the Former Manager using the equity method of accounting. The Company received its final distribution from the Former Manager in the second quarter of 2025, bringing the investment carrying value to zero.
In the first quarter of 2025, the Company entered into a joint real estate venture with Rithm (the “Commercial Real Estate JV”) to fund a certain mortgage note receivable in the amount of $35.0 million with each contributing $17.5 million. The Company holds a 50% interest in the Commercial Real Estate JV presented in other investments on the Company’s consolidated balance sheets. The Company applies equity method accounting to the investment, with a carrying value of $17.6 million as of December 31, 2025.

During the fourth quarter of 2025, the Company invested $50.0 million, representing approximately 3.9% limited partner interest, in Rithm PGRE Aggregator LP and Rithm PGRE Aggregator II LP (collectively, the “Aggregators”), investment vehicles formed by Rithm, which indirectly hold commercial real estate properties. The Company accounted for its investment as an equity method investment, measured at fair value under the fair value option election and presented it in other investments on the Company’s consolidated balance sheets.

The table below shows the net income for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ownership:

Net income of unconsolidated affiliates at 100%:

($ in thousands)	Year ended December 31,
Net income at 100%	2025	2024
Thetis Asset Management LLC	$—	$10,906
Commercial Real Estate JV	4,084	—

Net income of unconsolidated affiliates at the Company’s share ownership:

($ in thousands)	Year ended December 31,
Net income at the Company’s share	2025	2024
Thetis Asset Management LLC	$—	$2,160
Commercial Real Estate JV	2,042	—

Other Investments

The Company also holds an other investment, not accounted for under the equity method, but that is accounted for at fair value. This relates to an investment in a CRT valued at zero and $8.0 million as of December 31, 2025 and 2024, respectively.

Note 8 — Commitments and Contingencies

In the first quarter of 2024, pursuant to the SPA, the Company entered into a Warrant Agreement, dated April 23, 2024 (the “Warrant Agreement”), pursuant to which the Company would issue up to 1.1 million warrants, which amount was conditioned on certain terms, with an exercise price of $32.16 per share (the “2024 Warrants”). The Company ultimately issued the 2024 Warrants in an amount which provide Rithm the right to purchase 0.6 million shares. The 2024 Warrants had a fair value of $2.7 million at issuance. Also, during the first quarter of 2024, the Company exchanged its warrants issued in 2020 that were exercisable at a price of $60.00 per share (the “2020 Warrants”) for shares of its Common Stock in connection with the Strategic Transaction. In the second quarter of 2024, the Company reclassified the 2024 Warrants into equity due to changes in redemption features due to shareholder approval of the transaction at the annual meeting of shareholders.

There was no warrant liabilities activity during the year ended December 31, 2025. The following table sets forth the details of the Company’s warrant liabilities during the year ended December 31, 2024:

($ in thousands)
Balance at December 31, 2023	$16,644
Issuance of 2024 Warrants	2,734
Fair value adjustment of 2020 Warrants	2,033
Fair value adjustment of 2024 Warrants	(1,883)
Redemption of 2020 Warrants	(18,677)
Reclassification of 2024 Warrants to equity	(851)
Balance at December 31, 2024	$—

Unfunded Commitments

During the third quarter of 2025, the Company originated a commercial loan in the amount of $21.4 million of which $17.2 million has been funded. The remaining unfunded loan commitment of $4.2 million is available to be drawn by the borrower subject to customary funding conditions. The commercial loan is carried at fair value and presented within other assets. See Note 6 regarding fair value measurements.
During the fourth quarter of 2025, the Company acquired an indirect minority interest in PGOP, which through its affiliates and joint ventures owns a portfolio (the “PGRE Portfolio”) of CRE properties, through an investment in affiliated aggregator vehicles formed in connection with Rithm’s acquisition of Paramount. In connection with this transaction, the Company committed to make up to an additional $7.5 million of capital contributions under certain circumstances.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, the Company was not a party to, and its properties were not subject to any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

Note 9 — Debt

Repurchase Agreements

The Company, entered into two repurchase facilities whereby the Company acquires pools of residential mortgage loans which are then sold by the Company as “seller” to a counterparty, the “buyer.” As of December 31, 2025, only one facility is outstanding. Upon the time of the initial sale to the buyer, the Company, with a simultaneous agreement, also agreed to repurchase the pools of residential mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month Secured Overnight Financing Rate (“SOFR”), which is fixed for the term of the borrowing. The advance rate is between 75% and 90% of the asset’s acquisition price. The obligations of the Company to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership.

The Company has also entered into one repurchase facility, substantially similar to the residential loan repurchase facilities, but where the pledged assets are commercial loans. Interest is calculated based on a spread to one-month SOFR, subject to a floor. The advance rate is between 75% and 80% of the asset’s acquisition price.

As of December 31, 2025, the Company has also entered into six repurchase facilities, substantially similar to the mortgage loan repurchase facilities, but where the pledged assets are the Company’s investments in bonds and bonds retained from the Company’s secured bonds payable. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time.

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

The following tables set forth the details of the Company’s repurchase financing agreements and facilities:

($ in thousands)	December 31, 2025
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Goldman Sachs - bonds(1)		$36,431	$42,767		4.58%
A Bonds	January 12, 2026	8,510	10,000		4.41%
	February 17, 2026	27,921	32,767		4.63%
Goldman Sachs - loans (3)	December 12, 2027	$11,148	$17,150		6.62%
Lucid - bonds(1)		$50,829	$60,000		4.42%
A bonds	January 12, 2026	29,543	35,000		4.47%
	January 15, 2026	21,286	25,000		4.36%
Barclays - bonds(1)		$85,885	$109,816		4.65%
A bonds	January 9, 2026	14,780	17,439		4.47%
	January 12, 2026	12,963	15,000		4.51%
	January 14, 2026	15,598	18,540		4.71%
	January 23, 2026	18,576	23,014		4.46%
	March 19, 2026	14,629	20,041		4.82%
B bonds	January 23, 2026	4,195	6,531		5.18%
	March 19, 2026	4,573	8,129		5.20%
M bonds	January 23, 2026	90	149		4.78%
	March 19, 2026	481	973		5.00%
Nomura - bonds(1)		$99,005	$178,102	(4)	5.16%
A Bonds	March 30, 2026	9,009	12,885		5.24%
B Bonds	March 19, 2026	1,638	4,101		5.45%
B Bonds	March 30, 2026	38,477	71,204		5.02%
M Bonds	March 30, 2026	17,894	26,019		4.89%
Beneficial Interests (5)	March 19, 2026	31,987	63,893		5.45%
Nomura - loans(2)	February 27, 2026	$20,543	$25,999		5.91%
Santander bonds(1)		$103,231	$120,093		4.54%
A Bonds	January 12, 2026	21,396	25,000		4.41%
	January 15, 2026	81,835	95,093		4.58%
Totals/Weighted Averages		$407,072	$553,927		4.83%

(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2025.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2025 was $400.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2025 was $200.0 million.
(4)Includes bonds that are consolidated on the Company’s balance sheet as of December 31, 2025.
(5)Collateral of beneficial interests presented at fair value, as disclosed in Note 6.

($ in thousands)	December 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Goldman Sachs - bonds(1)		$59,548	$70,000	5.18%
A Bonds	January 16, 2025	29,759	35,000	5.08%
	February 18, 2025	29,789	35,000	5.27%
Lucid - bonds(1)	January 16, 2025	$34,114	$40,000	5.05%
A Bonds	January 16, 2025	34,114	40,000	5.05%
Barclays - bonds(1)		$86,956	$115,443	5.41%
A Bonds	January 10, 2025	17,065	20,000	5.20%
	January 13, 2025	16,917	19,952	5.19%
	January 31, 2025	25,123	32,280	5.43%

($ in thousands)	December 31, 2024
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	March 20, 2025	17,319	24,857		5.48%
B Bonds	January 31, 2025	4,298	6,232		6.12%
	March 20, 2025	5,003	9,667		5.86%
M Bonds	January 31, 2025	305	512		5.72%
	March 20, 2025	926	1,943		5.65%
Nomura - bonds(1)		$66,445	$119,572	(3)	5.67%
A Bonds	March 31, 2025	10,687	15,615		5.87%
B Bonds	March 31, 2025	35,563	70,709		5.66%
M Bonds	March 31, 2025	20,195	33,248		5.56%
Nomura - loans(2)	February 28, 2025	$23,331	$31,821		6.97%
Santander bonds(1)		$86,171	$99,000		5.11%
A Bonds	January 6, 2025	21,685	25,000		5.18%
	January 15, 2025	64,486	74,000		5.08%
Totals/Weighted Averages		$356,565	$475,836		5.41%

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

The amount outstanding on the Company’s repurchase facilities and the carrying value of the Company’s loans pledged as collateral are presented as gross amounts on the Company’s consolidated balance sheets as of December 31, 2025 and 2024, in the table below:

($ in thousands)	Gross amounts not offset on balance sheet
	December 31, 2025	December 31, 2024
Gross amount of recognized liabilities	$407,072	$356,565
Gross amount of loans and securities pledged as collateral	553,927	475,836
Net Collateral Amount	$146,855	$119,271

Secured Bonds Payable

The Company uses securitization as a primary financing structure and refers to the transactions as secured bonds payable. The bonds payable are generally structured as debt financings. The loans included in the secured bonds payable remain on the Company’s consolidated balance sheet as the Company is the primary beneficiary of the securitization trusts, which are VIEs. The securitization VIEs are structured as pass through entities that receive principal and interest on the underlying mortgages and distribute those payments to the holders of the notes. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities. The notes that are issued by the securitization trusts are secured solely by the mortgages held by the applicable trusts and not by any of the Company’s other assets. The residential mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee any of the obligations of the trusts under the terms of the agreement governing the notes or otherwise.

The Company’s rated secured bonds payable are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a real estate mortgage investment conduit structure or being subject to an entity level tax. The Company’s rated secured bonds payable generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the four rated secured bonds payable outstanding at December 31, 2025.

Servicing for the residential mortgage loans in the Company’s secured bonds payable is provided by Newrez, an affiliate of the Company, at a servicing fee of 0.42% of outstanding unpaid principal balance (“UPB”) and is paid monthly.

The following table sets forth the status of the notes held by others as of December 31, 2025 and 2024, and the original balance at the securitization cutoff date:

($ in thousands)	Balances at December 31, 2025				Balances at December 31, 2024				Original balances at securitization cutoff date
Class of Notes	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Carrying value of mortgages	Bond principal balance		Percentage of collateral coverage	Mortgage UPB	Bond principal balance
2019-D	$85,105	$52,508		162%	$91,118	$58,942		155%	$193,301	$156,670
2019-F	81,025	41,676		194%	89,179	50,028		178%	170,876	127,673
2020-B	86,096	48,894		176%	95,090	57,277		166%	156,468	114,534
2021-A	109,382	83,816		131%	119,180	93,412		128%	206,506	175,116
	$361,608	$226,894	(1)	159%	$394,567	$259,659	(1)	152%	$727,151	$573,993

(1)This represents the gross amount of secured bonds payable and excludes the impact of deferred issuance costs of $0.7 million and $1.3 million as of December 31, 2025 and 2024, respectively.

Corporate Debt

Unsecured Notes, Net (2027 Notes)

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due 2027 (the “2027 Notes”). The 2027 Notes have a five year term, were issued at 99.009% of par value and are fully and unconditionally guaranteed by the Company. The 2027 Notes are included in the Company’s liabilities in its consolidated balance sheet as of December 31, 2025 and 2024. Interest on the 2027 Notes is payable semi-annually on March 1 and September 1. The 2027 Notes will mature on September 1, 2027. Net proceeds from the sale of the 2027 Notes totaled approximately $106.1 million, after deducting the discount, commissions, and offering expenses which will be amortized over the term of the 2027 Notes using the effective interest method. The Company used $90.0 million of the proceeds to repurchase and retire a portion of its outstanding Series A Preferred Stock and Series B Preferred Stock (each as defined in Note 14) at a discount and a proportionate amount of outstanding 2020 Warrants. The remainder of the proceeds were used for general corporate purposes.

On June 30, 2024, the Company received notification that the 2027 Notes were downgraded from BBB- to BB+. Under the terms of the indenture governing the 2027 Notes, the downgrade resulted in a 100 basis point increase in the interest rate from 8.875% to 9.875% beginning on September 1, 2024.

As of December 31, 2025 and 2024, the outstanding aggregate principal amount of the 2027 Notes was $110.0 million, and discount and deferred expenses in aggregate were $1.5 million and $2.4 million, respectively.

The following table presents interest expense on the 2027 Notes for the years ended December 31, 2025 and 2024:

($ in thousands)	Year ended December 31,
	2025	2024
Interest expense	$10,862	$10,129
Amortization of discount and deferred expenses	861	860
Total Interest Expense on 2027 Notes	$11,723	$10,989

The indenture governing the 2027 Notes restricts, among other things, the Company’s and certain of its subsidiaries’ ability to incur certain additional debt, make certain investments or acquisitions, sell certain assets, and merge, consolidate or transfer all or substantially all of its assets. Additionally, the indenture governing the 2027 Notes requires the Company to comply with certain maintenance requirements, including certain levels of cash and liquidity, such as: (i) Net Asset Value (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters must be equal to or greater than $240.0 million, plus the greater of (x) zero dollars and (y) 65% of the Company’s net equity capital activity; (ii) the ratio of the Adjusted Unencumbered Assets (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters to the aggregate principal amount of the 2027 Notes outstanding as of each such date must be equal to or greater than 1.6:1.0; (iii) the ratio of the debt to equity as of the close of business on the last day of each of its fiscal quarters must be less than 4.0:1.0, (iv) a quarterly minimum liquidity covenant of $30.0 million. As of December 31, 2025, the Company is in compliance with all covenants.

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

Under the Management Agreement, the Manager is entitled to a base management fee and an incentive fee to the Manager calculated and payable quarterly with respect to each calendar quarter (or partial quarter that the agreement is in effect) in cash or, at the election of the Manager, shares of the Company’s Common Stock. The base management fee equals 1.5% of the Company’s stockholders’ equity, including equity equivalents, per annum. Also, under the Management Agreement, which has an effective date of June 11, 2024, the Company’s quarterly base management fee includes, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company’s Series A Preferred Stock and Series B Preferred Stock.

The Manager is entitled an incentive fee, which is payable quarterly in arrears in cash or, at the election of the Manager, in shares of the Company’s Common Stock in an amount equal to 20% of the dollar amount by which (i) Earnings Available for Distribution (as defined below) exceeds the product of (A) the average common book value per share (excluding fair value marks, impairments, transaction/ deal expenses and associated tax impact and such other items that in the judgment of the Company officers should be excluded) of the Common Stock of the Company during such calendar quarter and (B) 8%. Notwithstanding either of the foregoing, no incentive fee will be payable to the Manager with respect to any period unless the Company’s cumulative Earnings Available for Distribution is greater than zero for the most recently completed four calendar quarters (which cumulative Earnings Available for Distribution shall be reset at the completion of every fourth quarter following the date hereof and each subsequent fourth quarter thereafter (each, a “Reset Date”) so as not to take into account prior calendar quarters), or, if less, (i) the number of completed calendar quarters since the date hereof or (ii) the number of completed calendar quarters since the last Reset Date. “Earnings Available for Distribution” is defined as net income (loss) as determined according to GAAP, excluding tax-effected, non-cash equity compensation expense and any unrealized gains or losses from mark-to-market valuation changes (including impairments) that are included in net income for the applicable period. The amount will be adjusted to exclude on a tax-effected basis (A) one-time events pursuant to changes in GAAP, (B) transaction and deal expenses that in the opinion of the Manager should be excluded for purposes of calculating Earnings Available for Distribution and be amortized over the life of the related investment / transaction, and (C) non-cash items (including depreciation and amortization) that in the judgment of the Company’s officers should not be included in Earnings Available for Distribution, which adjustments in clauses (A), (B) and (C) shall only be excluded after discussions between the Manager and the Company’s Independent Directors and after approval by a majority of the Company’s Independent Directors. Book value per share of Common Stock shall be as set forth in the consolidated financial statements of the Company prepared in accordance with GAAP.

In addition to the base management fee and the incentive fee described above, the Company pays all of its costs and expenses and reimburses the Manager (to the extent incurred by the Manager) for the costs and expenses of providing services under the Management Agreement, including reimbursing the Manager or its affiliates, as applicable, for the Company’s allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) the Manager’s personnel serving as the Company’s chief financial officer based on the percentage of his or her time spent managing the Company’s affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing the Company’s affairs.

The Company will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by the Company without cause, (ii) its decision not to renew the Management Agreement for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of the Company becoming regulated as an “investment company” under the Investment Company Act of 1940, as amended, (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by the Company’s Board of Directors), or (iv) a termination by the Manager if the Company defaults in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to three times the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

Under the Former Management Agreement, the Company paid a quarterly base management fee based on its stockholders’ equity, including equity equivalents. Also, under the First Amendment to the Third Amended and Restated Management Agreement with the Former Manager, which had an effective date of March 1, 2023, the Company’s quarterly base management fee included, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the Company’s Series A Preferred Stock and Series B Preferred Stock. The Company was periodically required to pay a quarterly incentive management fee based on its cash distributions to its stockholders and the change in book value and had the option to pay up to 100% of the base and incentive fees in cash or in shares of the Company’s Common Stock. Management fees were expensed in the quarter incurred and the portion payable in common stock, if any, was accrued at quarter end. On February 26, 2024, the Company issued a termination notice to the Former Manager, in connection with the Strategic Transaction, and on June 11, 2024, the Company terminated the Former Management Agreement, entered into a termination and release agreement with the Former Manager and issued approximately 0.5 million shares of Common Stock and paid $0.6 million in cash to the Former Manager in connection with the termination.

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

Equity Holdings by Rithm and Its Affiliates in the Company

As of December 31, 2025 and 2024, the Manager of the Company and its affiliates held 549,663 shares of its Common Stock, in addition to 544,154 exercisable 2024 Warrants.

As of December 31, 2025, an affiliate of the Manager held 400,000 shares of the Company’s Series C Preferred Stock (as defined in Note 14) issued in the first quarter of 2025. See Note 14 for additional details.

PGRE Investment
In December 2025, as part of the execution of its CRE investment strategy, the Company acquired an indirect minority interest in PGOP, which through its affiliates and joint ventures owns a portfolio of CRE properties, through an investment in affiliated aggregator vehicles formed in connection with Rithm’s acquisition of Paramount. The Company made an aggregate cash contribution of $50.0 million in exchange for an indirect 3.9% ownership interest. The Company also committed to make additional cash capital contributions of up to $7.5 million under certain circumstances in exchange for additional limited partnership interests. Affiliates of Rithm own the remaining limited partnership interests in PGOP through the aggregator vehicles and serve as the general partner of the aggregator vehicles. For information on investments in affiliates, see Note 7.

Note 11 — Stock-based Payments and Director Fees
Directors Compensation
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
Restricted Stock
The Company may periodically issue equity or equity-based incentive awards to RCM GA, which may in turn issue incentives to the directors, managers, officers, employees of, or advisors or consultants to, RCM GA or its affiliate. The Company previously granted shares of its Common Stock to employees of the Former Manager and the Former Servicer. During the year ended December 31, 2024, the Company granted 66,421 shares of its common stock, which have vesting periods of up to one year. There were no shares granted during the year ended December 31, 2025. Grants of restricted stock use grant date fair value of the stock as the basis for measuring the cost of the grant. All restricted stock granted to employees of the Former Manager and the Former Servicer vested as of May 20, 2024, in connection with stockholder approval of the Strategic Transaction.
Under the Company’s 2014 Plan and 2016 Plan, the Company made grants of restricted stock to its Directors and to employees of the Former Manager and the Former Servicer. There were no shares granted or vested during the year ended December 31, 2025 and all shares vested during the year ended December 31, 2024 with a weighted-average grant date fair value of $6.12.

The following table presents the expenses for the Company’s equity incentive plans ($ in thousands):

	Year ended December 31,
	2025	2024
Restricted stock grants	$—	$1,408
Director grants	—	64
Total expense for plan grants	$—	$1,472

Note 12 — Income Taxes

The Company intends to continue to qualify as a REIT. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

The Company’s consolidated financial statements include the operations of certain TRSs, which are subject to U.S. federal, state and local income taxes on their taxable income. As a result, the Company recorded nominal amounts of income tax for the years ended December 31, 2025 and 2024.

Note 13 — Earnings per Share

The Company is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated using the treasury stock method by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. The effect of dilutive securities is presented net of tax.

The following table sets forth the components of basic and diluted earnings per share (“EPS”):

($ in thousands, except share and per share amounts)	Year ended December 31, 2025			Year ended December 31, 2024
	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS
Net loss attributable to common stockholders	$(2,740)	7,570,205		$(92,175)	6,699,247
Allocation of income to participating restricted shares	—	—		—	—
Net loss attributable to unrestricted common stockholders	$(2,740)	7,570,205	$(0.36)	$(92,175)	6,699,247	$(13.76)
Diluted EPS(1,2)
Net loss attributable to common stockholders and dilutive securities	$(2,740)	7,570,205	$(0.36)	$(92,175)	6,699,247	$(13.76)

(1)The Company’s 2020 Warrants, 2024 Warrants, and effect of restricted stock grants, as applicable, would have an anti-dilutive effect on diluted EPS for the years ended December 31, 2025 and 2024 and have not been included in the calculation.
(2)The effect of interest expense and assumed conversion of shares from convertible notes on the Company’s diluted EPS calculation for the year ended December 31, 2024, would have been anti-dilutive and have been removed from the calculation.

Note 14 — Equity

Common Stock

As of December 31, 2025 and 2024, the Company had 7,848,703 and 7,847,520 shares of Common Stock issued, and 7,571,699 and 7,570,125 shares of Common Stock outstanding, respectively, with 125,000,000 shares authorized at each period end. On December 30, 2025, the Company effected the one-for-six Reverse Stock Split of its Common Stock. All share and per-share amounts presented herein have been retroactively adjusted to reflect the Reverse Stock Split.

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

During the year ended December 31, 2024, the Company exchanged the remaining 424,949 shares of its outstanding Series A Preferred Stock and 1,135,590 shares of its outstanding Series B Preferred Stock and the associated 2020 Warrants for newly issued shares of its Common Stock. A total of 2,007,703 shares of Common Stock were issued, with 1,577,421 shares of Common Stock exchanged during the year ended December 31, 2024, and 430,282 shares of Common Stock exchanged subsequent to the approval of the Company’s stockholders on May 20, 2024. As of December 31, 2025 and 2024, no Series A Preferred Stock or Series B Preferred Stock were outstanding.

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

Treasury Stock and Stock Repurchase Plan

On February 28, 2020, the Company’s Board of Directors approved a stock repurchase program of up to $25.0 million of its shares of Common Stock. The amount and timing of any repurchases depends on a number of factors, including, but not limited to, the price and availability of the Common Stock, the trading volume and general circumstances and market conditions. To date, the Company has repurchased 87,507 shares of Common Stock for an aggregate purchase price of $5.1 million. The Company did not repurchase any shares during the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company held 277,004 and 277,394 shares of treasury stock.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s Common Stock by reinvesting some or all of the cash dividends received on shares of the Company’s Common Stock. The Company issued no shares of Common Stock under the plan during the years ended December 31, 2025 and 2024.

At the Market Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its Common Stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “At the Market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Program”). During the years ended December 31, 2025 and 2024, no shares of Common Stock were sold under the ATM Program.

Warrants

On February 26, 2024, the Company entered into a term loan with a subsidiary of Rithm (the “Credit Agreement”), which has since terminated. Pursuant to the SPA, the entry into the Credit Agreement was accompanied by the entry into the Warrant Agreement, pursuant to which the Company ultimately issued 2024 Warrants to Rithm to purchase 0.6 million shares. See Note 8 — Commitments and Contingencies, for additional details on the 2024 Warrants.

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

Total accumulated other comprehensive loss on the Company’s balance sheets as of December 31, 2025 and 2024, was as follows:

($ in thousands)	December 31, 2025	December 31, 2024
Unrealized gains on debt securities available-for-sale	$648	$273
Unrealized losses on debt securities available-for-sale	(218)	(6,330)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(2,077)	(2,934)
Accumulated Other Comprehensive Loss	$(1,647)	$(8,991)

Refer to Note 2 for details on the Company’s noncontrolling interests.

Note 15 — Subsequent Events

On January 20, 2026, the Company’s Board of Directors declared a Series C Preferred Stock cash dividend of $0.6171875 per share to be paid on February 17, 2026, to stockholders of record as of January 30, 2026.

On January 20, 2026, the Company’s Board of Directors declared a Common Stock cash dividend of $0.36 per share to be paid on February 13, 2026, to stockholders of record as of January 30, 2026.