Form 10-Q
period 2026-03-31
Rithm Property Trust Inc.
filed 2026-05-01
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Common stock, $0.01 par value per share: 7,772,564 shares outstanding as of April 29, 2026.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This quarterly report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the performance of Rithm Property Trust Inc.’s (“Rithm Property Trust,” “we,” the “Company,” “our” and “us”) investments, expected results, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on potentially accretive opportunities, our investment strategy and our reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the United States Securities and Exchange Commission on February 18, 2026 (“Annual Report”). These risks include, among others:
•risks related to our business strategy to invest in the commercial real estate (“CRE”) sector, including commercial mortgage-backed securities (“CMBS”), commercial real property and commercial mortgage loans, and the risk that we may not successfully execute on our strategy;
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
•changes in general economic conditions, including, but not limited to, adverse changes in the real estate, mortgage or housing markets, and other changes in the general economy, including the impacts of tariffs and inflation or other governmental policies, geopolitical uncertainty, including the conflict in Iran, a general economic slowdown, increased market volatility or a severe recession in our industry or in the CRE sector, including the impact on the value of our assets or the performance of our investments;

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

We also direct readers to other risks and uncertainties referenced in this quarterly report, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$96,267	$79,321
Restricted cash	547	811
Residential mortgage loans held-for-investment, net(1)	356,137	362,829
Residential mortgage loans held-for-sale, net	28,450	29,419
Commercial mortgage-backed securities, at fair value(2)	151,301	273,783
Residential mortgage-backed securities(3)	189,685	189,947
Equity method investments (4)	76,560	79,168
Other assets	31,699	26,249
Total Assets	$930,646	$1,041,527
Liabilities and Equity
Liabilities
Secured bonds payable, net(1)	$219,221	$226,243
Repurchase financing agreements	309,418	407,072
Unsecured notes, net	108,722	108,507
Accrued expenses and other liabilities	6,707	8,608
Total Liabilities	644,068	750,430
Commitments and Contingencies – see Note 8
Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 2,084,232 shares issued and outstanding, $52,106 aggregate liquidation preference	50,785	50,785
Common stock $0.01 par value, 125,000,000 shares authorized, 7,939,163 and 7,848,703 shares issued and 7,661,770 and 7,571,699 shares outstanding, respectively	77	76
Additional paid-in capital	427,081	425,703
Treasury stock	(11,596)	(11,596)
Accumulated deficit	(177,773)	(171,768)
Accumulated other comprehensive loss	(1,541)	(1,647)
Stockholders’ Equity in Rithm Property Trust Inc.	287,033	291,553
Noncontrolling interests	(455)	(456)
Total Stockholders’ Equity	286,578	291,097
Total Liabilities and Equity	$930,646	$1,041,527
(1)Residential mortgage loans held-for-investment, net includes $354.9 million and $361.6 million of loans as of March 31, 2026 and December 31, 2025, respectively, transferred to consolidated securitization trusts. These loans can only be used to settle obligations of the trusts. Secured bonds payable, net consists of notes issued by such trusts that can only be settled with the assets and cash flows of such specific trust. The creditors do not have recourse to Rithm Property Trust Inc.
(2)Commercial mortgage-backed securities, at fair value (“CMBS”) had an amortized cost of $151.4 million and $273.4 million, as of March 31, 2026 and December 31, 2025, respectively.
(3)Includes residential mortgage-backed securities (“RMBS”) available-for-sale (“AFS”), at fair value of $48.7 million and $49.2 million, which had amortized cost of $48.3 million and $48.8 million, as of March 31, 2026 and December 31, 2025, respectively. RMBS investments in beneficial interests carried at amortized cost are net of loss allowance of $0 as of March 31, 2026 and December 31, 2025.
(4)Includes equity method investments at fair value of $59.0 million and $61.6 million, as of March 31, 2026 and December 31, 2025, respectively.

See notes to consolidated financial statements.
1

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net Interest Income
Interest income	$12,536	$13,200
Interest expense	(8,908)	(9,386)
Net interest income	3,628	3,814

Expenses
Related party loan servicing fee	466	510
Related party management fee	1,604	1,445
Professional fees	1,681	894
General and administrative	1,095	904
Total expense	4,846	3,753

Other Loss
Change in unrealized (loss) gain on residential mortgage loans held-for-sale, net	(96)	970
Other loss	(680)	(4,558)
Total other loss	(776)	(3,588)

Loss Before Income Taxes	(1,994)	(3,527)
Income tax benefit	(5)	(136)
Net Loss	(1,989)	(3,391)
Net income attributable to the noncontrolling interests	1	3
Net Loss Attributable to Rithm Property Trust Inc.	(1,990)	(3,394)
Dividends on preferred stock	1,290	350
Net Loss Attributable to Common Stockholders	$(3,280)	$(3,744)

Net Loss per Share of Common Stock
Basic	$(0.43)	$(0.49)
Diluted	$(0.43)	$(0.49)
Weighted Average Number of Shares of Common Stock Outstanding(1)
Basic	7,622,488	7,570,338
Diluted	7,622,488	7,570,338
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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Consolidated net loss attributable to common stockholders	$(3,280)	$(3,744)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(35)	4,424
Reclassification to earnings of unrealized loss on debt securities available-for-sale transferred to held-to-maturity	141	434
Comprehensive Income (Loss)	$(3,174)	$1,114

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling interest	Total Stockholders’ Equity
Balance as of December 31, 2025	2,084,232	$50,785	7,571,699	$76	$(11,596)	$425,703	$(171,768)	$(1,647)	$291,553	$(456)	$291,097
Net income (loss)	—	—	—	—	—	—	(1,990)	—	(1,990)	1	(1,989)
Stock-based management fee to Manager	—	—	105,687	1	—	1,602	—	—	1,603	—	1,603
Common dividend declared	—	—	—	—	—	—	(2,725)	—	(2,725)	—	(2,725)
Stock repurchase	—	—	(15,227)	—	—	(224)	—	—	(224)	—	(224)
Preferred dividend accrued	—	—	—	—	—	—	(1,290)	—	(1,290)	—	(1,290)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	(35)	(35)	—	(35)
Other	—	—	(389)	—	—	—	—	—	—	—	—
Reclassification of unrealized loss to earnings on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	141	141	—	141
Balance as of March 31, 2026	2,084,232	$50,785	7,661,770	$77	$(11,596)	$427,081	$(177,773)	$(1,541)	$287,033	$(455)	$286,578

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
(dollars in thousands, except per share data)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling interest	Total Stockholders’ Equity
Balance as of December 31, 2024	—	$—	7,570,125	$471	$(11,594)	$425,039	$(158,003)	$(8,991)	$246,922	$(154)	$246,768
Net income (loss)	—	—	—	—	—	—	(3,394)	—	(3,394)	3	(3,391)
Issuance of Series C Preferred Stock	2,084,232	50,785	—	—	—	—	—	—	50,785	—	50,785
Stock-based compensation expense	—	—	—	—	—	13	—	—	13	—	13
Dividends declared and distributions	—	—	—	—	—	—	(2,763)	—	(2,763)	—	(2,763)
Preferred dividend accrued	—	—	—	—	—	—	(350)	—	(350)	—	(350)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	4,424	4,424	—	4,424
Reclassification of unrealized loss to earnings on debt securities available-for-sale transferred to held-to-maturity	—	—	—	—	—	—	—	434	434	—	434
Balance as of March 31, 2025	2,084,232	$50,785	7,570,125	$471	$(11,594)	$425,052	$(164,510)	$(4,133)	$296,071	$(151)	$295,920

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,989)	$(3,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based management termination fee and compensation expense	—	13
Mark-to-market on residential mortgage loans held-for-sale, net	96	(970)
Mark-to-market adjustment on securities carried at fair value	284	2,652
Mark-to-market adjustment on equity method investments, at fair value	(282)	—
Discount accretion on mortgage loans	(240)	(300)
Interest and discount accretion on investment in debt securities	(203)	(425)
Discount accretion on investments in beneficial interests	(1,763)	(1,684)
Gain on sale of real estate owned properties	(25)	(123)
(Gain) loss on sale of securities	(57)	3,037
Impairment of real estate owned	108	23
Amortization of debt discount and prepaid financing costs	349	391
Undistributed loss from investment in affiliates	653	43
Net change in operating assets and liabilities:
Other assets	369	847
Accrued expenses and other liabilities	(258)	(1,718)
Net cash used in operating activities	(2,958)	(1,605)
Cash Flows from Investing Activities
Principal paydowns on mortgage loans	7,275	10,401
Purchase of commercial mortgage-backed securities, at fair value	—	(46,699)
Principal and interest collection on mortgage-backed securities	31,027	20,195
Proceeds from sales of residential mortgage-backed securities, available-for-sale	—	14,341
Proceeds from sales of commercial-backed securities	93,558	—
Paydown on other investments	—	2,461
Proceeds from sale of real estate owned, held-for-sale	177	375
Investment in equity investments	—	(17,500)
Distribution from affiliates	2,237	377
Net cash provided by (used in) investing activities	134,274	(16,049)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	—	50,785
Net change in repurchase financing agreements	(103,239)	10,445
Repayments on secured bonds payable	(7,156)	(7,626)
Repurchase of common stock	(223)	—
Dividends paid on common stock and preferred stock	(4,016)	(2,763)
Net cash (used in) provided by financing activities	(114,634)	50,841
Net Change in Cash and Cash Equivalents and Restricted Cash	16,682	33,187
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	80,132	64,252
Cash and Cash Equivalents and Restricted Cash, End of Period	$96,814	$97,439

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,455	$11,990

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025

Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock settled for management fee and compensation expense	$1,603	$—
Net transfer of loans to real estate owned	693	—
Reclassification of unrealized loss to earnings on debt securities available-for-sale transferred to held-to-maturity	141	434
Unrealized (loss) gain on available-for-sale securities	(35)	4,424

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$96,267	$97,439
Restricted cash	547	—
Total Cash and Cash Equivalents and Restricted Cash	$96,814	$97,439

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
1. BUSINESS AND ORGANIZATION

Rithm Property Trust Inc., a Maryland corporation (“Rithm Property Trust” or the “Company”), is an externally managed real estate investment trust (“REIT”) focused on investments in the commercial real estate (“CRE”) sector. The Company is headquartered in New York, New York.

The Company conducts substantially all of its business through its operating partnership, Great Ajax Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. The Company has elected to treat certain wholly-owned subsidiaries as taxable REIT subsidiaries (“TRSs”) for United States (“U.S.”) federal income tax purposes. These entities are used primarily to hold certain investments and to facilitate the Company’s operations, including activities related to real estate owned (“REO”) properties. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. AJX Mortgage Trust I is a wholly-owned subsidiary of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements.

The Operating Partnership, through interests in certain entities, as of March 31, 2026 and December 31, 2025, held 99.7% of Rithm Property Trust II REIT Inc. (“Rithm Property Trust II REIT”), which owns Great Ajax II Depositor LLC (“Great Ajax II Depositor”), formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Also as of March 31, 2026 and December 31, 2025, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.

The Company previously completed a strategic transaction with Rithm Capital Corp. (together with its subsidiaries, “Rithm” and such transaction, the “Strategic Transaction”) in which (i) the Company entered into a Securities Purchase Agreement (the “SPA”) with Rithm and pursuant thereto sold shares of its common stock to Rithm, and (ii) the Company entered into a management agreement, dated June 11, 2024 (as amended by that First Amendment, dated October 18, 2024, and that Second Amendment, dated February 12, 2026, and as may be further amended, modified or supplemented from time to time, the “Management Agreement”) with RCM GA Manager LLC, a subsidiary of Rithm (“RCM GA” or the “Manager”), pursuant to which the Manager serves as the Company’s external manager.

As of March 31, 2026, the Company conducted its business through the following reportable segments: (i) Residential and (ii) Commercial. The Company’s Commercial segment is focused on investments in the CRE sector, including origination, acquisition and management of portfolios of CMBS, commercial real property, commercial mortgage loans and other CRE investments. The Residential segment is focused on managing the Company’s legacy residential mortgage portfolio, including whole mortgage loans, RMBS and beneficial interests.

The consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2026 (the “Annual Report”).

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities classified as variable interest entities (each, a “VIE” and collectively, “VIEs”) in which the Company is determined to be the primary beneficiary. For entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company applies the equity method of accounting whereby it records its share of the underlying income of such entities unless a fair value option is elected. Distributions from such investments are classified in the consolidated statements of cash flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The Company consolidates the results and balances of two subsidiaries with noncontrolling ownership interests held by third parties. Ajax Mortgage Loan Trust 2017-D (“2017-D”) is a securitization trust that holds mortgage loans, REO property and secured bonds payable. The Company holds 50.0% in 2017-D as of March 31, 2026 and December 31, 2025. Rithm Property Trust II REIT wholly owns Great Ajax II Depositor, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and certain additional trusts the Company may form for additional secured bonds payable. It was 99.7% owned by the Company as of March 31, 2026 and December 31, 2025. The Company recognizes noncontrolling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors for its consolidated subsidiaries.

Reclassifications — Certain prior period amounts in the Company’s consolidated financial statements and respective notes have been reclassified to conform to the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities or stockholders’ equity.

Risks and Uncertainties — In the normal course of its business, the Company primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on the Company’s investments that results from a borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying the Company’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, the Company believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of the Company’s assets are dependent on the ability of Newrez LLC (“Newrez” or the “Servicer”) to perform its servicing obligations with respect to the residential mortgage loans underlying loans and securities.

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

Use of Estimates — The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in preparation of the consolidated financial statements are reasonable. The most critical estimates include those related to the estimated cash flows on its residential mortgage loans held-for-investment and investments in beneficial interests and fair value measurements of the Company’s financial instruments. Actual results could differ from those estimates and such differences could be material.

For the complete listing of the significant accounting policies, see Note 2 — Basis of Presentation and Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report.

Recently Adopted Accounting Standards — In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses for current accounts receivable and current contract assets under FASB Accounting Standards Codification 606 - Revenues from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU became effective for the Company on January 1, 2026.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
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

3. SEGMENT REPORTING

The Company conducts its business and generates substantially all of its revenues in the U.S. through the following two operating and reportable segments: Residential and Commercial. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under corporate (“Corporate”) as a reconciling item to the Company’s consolidated financial statements. The activities within Corporate primarily consist of general and administrative expenses, corporate cash, related interest income and interest expense on corporate debt.

The Company’s segment reporting is consistent with the reporting structure of the Company’s internal organization, as well as the financial information used by the Company’s chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer. The Company presents all of its significant segment expenses and other metrics as used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in the consolidated financial statements.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables summarize segment financial information, including the Corporate category explained above, which in total reconciles to the same data on a consolidated basis:

	Three Months Ended March 31, 2026
	Residential	Commercial	Corporate Category	Total
Interest income	$7,747	$4,194	$595	$12,536
Interest expense	(3,286)	(2,401)	(3,221)	(8,908)
Net interest income (expense)	4,461	1,793	(2,626)	3,628

Related party loan servicing fee	466	—	—	466
Related party management fee	—	—	1,604	1,604
Professional fees	—	—	1,681	1,681
General and administrative	7	4	1,084	1,095
Total expense	473	4	4,369	4,846

Change in unrealized loss on residential mortgage loans held-for-sale, net	(96)	—	—	(96)
Other gain (loss)	(83)	(715)	118	(680)
Total other gain (loss)	(179)	(715)	118	(776)

Income (loss) before income taxes	3,809	1,074	(6,877)	(1,994)
Income tax benefit	—	—	(5)	(5)
Net Income (Loss)	$3,809	$1,074	$(6,872)	$(1,989)

	Three Months Ended March 31, 2025
	Residential	Commercial	Corporate Category	Total
Interest income	$8,462	$4,082	$656	$13,200
Interest expense	(3,654)	(1,831)	(3,901)	(9,386)
Net interest income (expense)	4,808	2,251	(3,245)	3,814

Related party loan servicing fee	510	—	—	510
Related party management fee	—	—	1,445	1,445
Professional fees	—	5	889	894
General and administrative	8	—	896	904
Total expense	518	5	3,230	3,753

Change in unrealized gain on residential mortgage loans held-for-sale, net	970	—	—	970
Other loss	(2,180)	(1,974)	(404)	(4,558)
Total other loss	(1,210)	(1,974)	(404)	(3,588)

Income (loss) before income taxes	3,080	272	(6,879)	(3,527)
Income tax expense (benefit)	(138)	—	2	(136)
Net Income (Loss)	$3,218	$272	$(6,881)	$(3,391)

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Residential	Commercial	Corporate Category	Total
As of March 31, 2026
Total assets	$580,664	$245,558	$104,424	$930,646
Equity method investments	—	76,560	—	76,560
As of December 31, 2025
Total assets	$588,704	$370,949	$81,874	$1,041,527
Equity method investments	—	79,168	—	79,168
4. RESIDENTIAL MORTGAGE LOANS

The activity in and the balances of the Company’s residential mortgage loan portfolio are presented in the table below:

	Three Months Ended March 31,
	2026		2025
	Mortgage Loans Held-for-Investment, Net	Mortgage Loans Held-for-Sale, Net	Mortgage Loans Held-for-Investment, Net	Mortgage Loans Held-for-Sale, Net
Beginning carrying value	$362,829	$29,419	$396,052	$27,788
Accretion recognized	4,315	—	4,892	—
Payments received on loans, net	(10,629)	(721)	(13,702)	(1,093)
Unrealized gain (loss) on mortgage loans held-for-sale, net	—	(96)	—	970
Reclassifications to REO	(378)	(315)	(46)	(196)
Other	—	163	(199)	—
Ending Carrying Value	$356,137	$28,450	$386,997	$27,469

Residential mortgage loans, held at the Operating Partnership, are classified as held-for-sale (“HFS”) and are measured at the lower of amortized cost or fair value on an aggregated basis for assets with similar risk characteristics. Loans held at Rithm Property Trust II REIT are classified as held-for-investment (“HFI”) and are subject to ASC 326, Financial Instruments - Credit Losses (“CECL”). The Company applies a legal entity-based approach in evaluating its loans HFI, based on the relatively homogeneous characteristics of the loans within each entity. Accordingly, the Company utilizes the following five pools:

1.Ajax Mortgage Trust 2019-D (“2019-D”);
2.Ajax Mortgage Trust 2019-F (“2019-F”);
3.Ajax Mortgage Trust 2020-B (“2020-B”);
4.Ajax Mortgage Trust 2021-A (“2021-A”); and
5. 18-1 LLC.

The following table presents information regarding the year of origination of the Company’s residential mortgage loan portfolio by basis:

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total
2019-D	$—	$—	$—	$—	$—	$84,397	$84,397
2019-F	—	—	—	—	—	79,403	79,403
2020-B	—	—	—	—	—	84,292	84,292
2021-A	—	—	—	—	—	106,830	106,830
18-1 LLC	—	—	—	—	—	1,215	1,215
Residential Mortgage Loans HFI, Net	$—	$—	$—	$—	$—	$356,137	$356,137

Residential Mortgage Loans HFS, Net	$—	$—	$—	$—	$598	$27,852	$28,450

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
2019-D	$—	$—	$—	$—	$—	$85,105	$85,105
2019-F	—	—	—	—	—	81,025	81,025
2020-B	—	—	—	—	—	86,096	86,096
2021-A	—	—	—	—	—	109,382	109,382
18-1 LLC	—	—	—	—	—	1,221	1,221
Residential Mortgage Loans HFI, Net	$—	$—	$—	$—	$—	$362,829	$362,829

Residential Mortgage Loans HFS, Net	$—	$—	$—	$600	$370	$28,449	$29,419

The Company performs an analysis of its expectation of the amount of undiscounted cash flows expected to be collected from its residential mortgage loan pools at the end of each reporting period. Loss estimates are determined based on the net present value of the difference between the contractual cash flows and the expected cash flows over the expected lives of the loans. Contractual cash flows are calculated based on the stated terms of the loans. Projected cash flows are determined by factoring prepayment and expected losses based on delinquency status, the value of the underlying collateral, borrower age, weighted average coupon and length of a positive pay history.

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

During the three months ended March 31, 2026 and 2025, the Company had no activity related to the allowance for expected credit losses on residential mortgage loans, and no allowance was recorded as of March 31, 2026 and December 31, 2025.

The following tables set forth the carrying value of the Company’s residential mortgage loans by delinquency status as of March 31, 2026 and December 31, 2025. Each column indicates the carrying value of loans which are past due on such mortgage payment for the applicable number of days presented or for which the Company has initiated foreclosure proceedings.

	March 31, 2026
	Current	30	60	90	Foreclosure	Total
2019-D	$77,227	$4,113	$455	$822	$1,780	$84,397
2019-F	66,084	7,496	2,207	1,838	1,778	79,403
2020-B	64,178	9,125	3,965	3,092	3,932	84,292
2021-A	92,471	8,144	1,821	2,189	2,205	106,830
18-1 LLC	1,118	97	—	—	—	1,215
Residential Mortgage Loans HFI, Net	$301,078	$28,975	$8,448	$7,941	$9,695	$356,137

Residential Mortgage Loans HFS, Net	$14,392	$4,485	$2,120	$1,422	$6,031	$28,450

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	December 31, 2025
	Current	30	60	90	Foreclosure	Total
2019-D	$77,410	$3,666	$—	$2,518	$1,511	$85,105
2019-F	65,283	9,049	—	5,593	1,100	81,025
2020-B	66,186	8,995	57	5,723	5,135	86,096
2021-A	96,885	5,955	389	3,883	2,270	109,382
18-1 LLC	1,187	34	—	—	—	1,221
Residential Mortgage Loans HFI, Net	$306,951	$27,699	$446	$17,717	$10,016	$362,829

Residential Mortgage Loans HFS, Net	$13,805	$5,084	$10	$3,861	$6,659	$29,419

The following tables summarizes the geographic distribution of the Company’s residential mortgage loans for the top 10 states as of March 31, 2026 and December 31, 2025:

	March 31, 2026
State Concentration	UPB	% UPB
California	$115,554	28.4%
Florida	49,144	12.1%
New York	37,585	9.2%
New Jersey	24,440	6.0%
Maryland	21,926	5.4%
Virginia	15,271	3.7%
Illinois	15,128	3.7%
Georgia	13,673	3.4%
Texas	11,465	2.8%
North Carolina	10,652	2.6%
Other	92,629	22.7%
Total Residential Mortgage Loans	$407,467	100.0%

	December 31, 2025
State Concentration	UPB	% UPB
California	$117,380	28.2%
Florida	51,038	12.3%
New York	38,119	9.2%
New Jersey	25,109	6.0%
Maryland	22,476	5.4%
Virginia	15,520	3.7%
Illinois	15,344	3.7%
Georgia	14,098	3.4%
Texas	11,986	2.9%
North Carolina	10,745	2.6%
Other	93,740	22.6%
Total Residential Mortgage Loans	$415,555	100.0%

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
5. DEBT SECURITIES

The Company holds interests in various classes of non-agency RMBS, CMBS and other investments. The Company classifies its investments in RMBS as AFS or held-to-maturity (“HTM”) and as RMBS investments in beneficial interests, based on the Company’s intent and ability to hold each security to maturity. Beneficial interests are the residual interest of the Company’s investments in securitization trusts holding pools of residential mortgage loans. The Company measures its RMBS AFS debt securities at fair value with changes in fair value recorded in other comprehensive income in the period in which they occur. The Company measures its RMBS HTM and beneficial interests at amortized cost, net of any allowance for credit losses. Beneficial interests may be trust certificates and/or subordinated notes depending on the structure of the securitization.

The Company has elected the fair value option for its investments in CMBS, with changes in fair value recorded in earnings in the period incurred. Interest income on CMBS is recognized using the effective interest method.

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

During the three months ended March 31, 2026 and 2025, the Company recognized $0.2 million and $5.7 million, respectively, of fair value losses in current period earnings on securities carried at fair value. During the three months ended March 31, 2025, $3.6 million of losses were reclassified from other comprehensive loss to realized loss in connection with the sale of RMBS AFS with a par value of $20.7 million. There were no sales of RMBS in the three months ended March 31, 2026. Changes in unrealized gains and losses on securities carried at fair value are recorded in other income (loss) in the consolidated statements of operations, while those on RMBS AFS securities are recorded in unrealized gain (loss) on AFS securities in the consolidated statements of comprehensive income (loss).

During the three months ended March 31, 2026, the Company did not acquire any CMBS. During the three months ended March 31, 2025, the Company acquired $46.7 million in par of CMBS.

The following table presents information regarding the Company’s investments in debt securities:

	March 31, 2026
	Basis(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS, at fair value	$151,383	$262	$(345)	$151,301
RMBS:
RMBS AFS, at fair value	48,261	627	(232)	48,656
Debt securities HTM at amortized cost, net of allowance for credit losses of $0	40,701	—	(1,361)	39,340
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $0	100,328	9,283	(44,136)	65,475
RMBS	189,290	9,910	(45,729)	153,471

Total Debt Securities	$340,673	$10,172	$(46,074)	$304,772
(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	December 31, 2025
	Basis(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS, at fair value	$273,421	$596	$(234)	$273,783
RMBS:
RMBS AFS, at fair value	48,810	648	(218)	49,240
Debt securities HTM at amortized cost, net of allowance for credit losses of $0	41,528	—	(1,210)	40,318
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $0	99,179	9,327	(42,257)	66,249
RMBS	189,517	9,975	(43,685)	155,807

Total Debt Securities	$462,938	$10,571	$(43,919)	$429,590
(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.

The following tables present a breakdown of the Company’s gross unrealized gains and losses on its investments in RMBS AFS grouped by due date:

	March 31, 2026
	Step-Up Date(s)(1)	Basis(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
RMBS due March 2060	n/a	$3,987	$106	$—	$4,093
RMBS due January 2061(3)	n/a	5,356	—	(15)	5,341
RMBS due June 2061	n/a	8,911	312	—	9,223
RMBS due October 2061(3)	April 2029	5,171	—	(110)	5,061
RMBS due March 2062(3)	May 2029	5,529	—	(107)	5,422
RMBS due July 2062	February 2030	8,881	100	—	8,981
RMBS due October 2062	October 2026	4,284	11	—	4,295
RMBS due May 2063	July 2030	6,142	98	—	6,240
RMBS AFS, at Fair Value		$48,261	$627	$(232)	$48,656
(1)When applicable, the step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs, accrued interest and principal paydowns or additional investment into security.
(3)These securities have been in an unrealized loss position for 12 months or longer.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	December 31, 2025
	Step-Up Date(s)(1)	Basis(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
RMBS due March 2060	n/a	$3,916	$67	$—	$3,983
RMBS due January 2061(3)	n/a	5,268	—	(68)	5,200
RMBS due June 2061	n/a	8,833	154	—	8,987
RMBS due October 2061(3)	April 2029	5,389	—	(77)	5,312
RMBS due March 2062(3)	May 2029	5,789	—	(73)	5,716
RMBS due July 2062	February 2030	8,915	256	—	9,171
RMBS due October 2062	October 2026	4,389	32	—	4,421
RMBS due May 2063	July 2030	6,311	139	—	6,450
RMBS AFS, at Fair Value		$48,810	$648	$(218)	$49,240
(1)When applicable, the step-up date is the date at which the coupon interest rate on the security increases.
(2)Basis amount is net of any realized amortized costs, accrued interest and principal paydowns or additional investment into security.
(3)These securities have been in an unrealized loss position for 12 months or longer.

The following table presents accretable interest income on debt securities and accretable yield on beneficial interests recognized for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Interest income on CMBS	$3,690	$4,082
Interest income on RMBS AFS and HTM	1,266	1,417
Accretable yield recognized on RMBS beneficial interests	1,763	1,684
	$6,719	$7,183

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

During the three months ended March 31, 2026 and 2025, the Company had no activity related to the allowance for expected credit losses for investments in RMBS HTM, therefore no allowance was recorded as of March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company had no activity related to the allowance for expected credit losses for beneficial interests, therefore no allowance was recorded as of March 31, 2026 and December 31, 2025

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
6. FAIR VALUE MEASUREMENTS

Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (i.e., an exit price). The Company holds a variety of assets and liabilities, certain of which are not publicly traded or that are otherwise illiquid. Significant judgment and estimation go into the assumptions that drive the fair value of these assets and liabilities. Due to the inherent uncertainty of valuations of investments that are determined to be illiquid or do not have readily ascertainable fair values, the estimates of fair value may differ from the values ultimately realized, and those differences can be material.

U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type and the specific characteristics of the assets and liabilities, including existence and transparency of transactions between market participants. Assets and liabilities with readily available actively quoted prices or for which fair value can be measured from actively-quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.

Assets and liabilities measured at fair value are classified and disclosed into one of the following categories based on the observability of inputs used in the determination of fair values:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Valuations based principally on other observable market parameters, including:

•Quoted prices in active markets for similar instruments,
•Quoted prices in less active or inactive markets for identical or similar instruments,
•Other observable inputs, such as interest rates, yield curves, volatilities, prepayment rates, loss severities, credit risks and default rates and
•Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 – Valuations based significantly on unobservable inputs.

The Company follows this hierarchy for its fair value measurements. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The following tables present financial assets recorded at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025. There were no financial liabilities recorded at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

March 31, 2026	Carrying Value	Level 1	Level 2	Level 3
Assets:
CMBS, at fair value	$151,301	$—	$151,301	$—
RMBS AFS, at fair value	48,656	—	48,656	—
Equity method investments	58,972	—	—	58,972
Other assets	17,150	—	—	17,150
Total	$276,079	$—	$199,957	$76,122

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

December 31, 2025	Carrying Value	Level 1	Level 2	Level 3
Assets:
CMBS, at fair value	$273,783	$—	$273,783	$—
RMBS AFS, at fair value	49,237	—	49,237	—
Equity method investments	61,578	—	—	61,578
Other assets	17,189	—	—	17,189
Total	$401,787	$—	$323,020	$78,767

Reconciliation of Fair Value Measurements Categorized within Level 3

Gains and losses on investments categorized within Level 3 are recorded in other income in the consolidated statements of operations.

The following tables summarize the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025:

	December 31, 2025	Transfers In / (Out) of Level 3	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	March 31, 2026
Assets:
Equity method investments	$61,578	$—	$—	$(1,726)	$(880)	$58,972
Other assets	17,189	(39)	—	—	—	17,150

	December 31, 2024	Transfers In / (Out) of Level 3	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	March 31, 2025
Assets:
Equity method investments	$29,916	$—	$—	$(2,461)	$(1,514)	$25,941

The Company holds an investment in a REIT, Gaea Real Estate Corp. (“Gaea”). As of March 31, 2026 and December 31, 2025, the fair value of Gaea was determined based on the estimated liquidation proceeds of the entity. The fair value of the Company’s investment in Gaea was $9.0 million and $11.6 million as of March 31, 2026 and December 31, 2025, respectively and is presented within equity method investments on the consolidated balance sheets.

The Company acquired a commercial loan during the third quarter of 2025. The fair value of this loan was $17.2 million as of March 31, 2026 and December 31, 2025 and is presented within other assets on the consolidated balance sheets. The Company relies on the Manager’s pricing model, as well as vendor pricing, to estimate the underlying cash flows expected to be collected on the loan. Risks inherent in the Company’s commercial loan portfolio affecting the valuation of its loans include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, such as floods or wildfires, or a pandemic and damage to or delay in realizing the value of the underlying collateral. In addition, the Company assesses the expected cash flows from the commercial loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. As of March 31, 2026 and December 31, 2025, the significant unobservable quantitative input used for the fair value measurement of the commercial loan was a discount rate of 8.5%.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
As of March 31, 2026, the fair value of the Company’s investment in the Aggregators (as defined in Note 7) was $50.0 million. As of December 31, 2025, the purchase price of the investment of $50.0 million approximated fair value. The fair value of the investment is determined using an income approach, which estimates fair value based on projected net operating income of the underlying high quality office properties. Significant unobservable inputs used in the valuation include a discount rate and capitalization rates, which reflect current market conditions and the risks inherent in the underlying properties and cash flows. Changes in these assumptions could have a material impact on the estimated fair value. The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Company’s investment in the Aggregators:

	Discount Rate	Capitalization Rate
March 31, 2026	7.3% – 10.0% (8.6%)	6.0% – 9.0% (7.0%)
December 31, 2025	8.3% – 13.4% (10.1%)	5.5% – 7.3% (6.2%)

The following tables present financial assets and liabilities not carried at fair value, by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

March 31, 2026	Carrying Value	Level 1	Level 2	Level 3
Assets:
Residential mortgage loans HFI, net	$356,137	$—	$—	$314,348
Residential mortgage loans HFS, net	28,450	—	—	28,450
Investment in debt securities HTM (1)	40,701	—	39,340	—
Investment in beneficial interests (1)	100,328	—	—	65,475
Liabilities:
Secured bonds payable, net	$219,221	$—	$205,275	$—
Repurchase financing agreements	309,418	—	309,418	—
Unsecured notes, net	108,722	—	107,767	—
(1)Reported as Residential mortgage-backed securities on the consolidated balance sheet.

December 31, 2025	Carrying Value	Level 1	Level 2	Level 3
Assets:
Residential mortgage loans HFI, net	$362,829	$—	$—	$325,220
Residential mortgage loans HFS, net	29,419	—	—	29,419
Investment in debt securities HTM (1)	41,528	—	40,318	—
Investment in beneficial interests (1)	99,179	—	—	66,249
Liabilities:
Secured bonds payable, net	$226,243	$—	$212,811	$—
Repurchase financing agreements	407,072	—	407,072	—
Unsecured notes, net	108,507	—	107,668	—
(1)Reported as Residential mortgage-backed securities on the consolidated balance sheet.

The Company relies on the Manager’s pricing model, as well as vendor pricing, to estimate the underlying cash flows expected to be collected on its loans. Risks inherent in the Company’s residential mortgage loan portfolio affecting the valuation of its residential mortgage loans include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, including floods or wildfires, or a pandemic and damage to or delay in realizing the value of the underlying collateral. In addition, the Company assesses the expected cash flows from the residential mortgage loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
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

7. EQUITY METHOD INVESTMENTS
The Company holds a 22.2% investment in Gaea, which is presented in equity method investments on the Company’s consolidated balance sheets with a carrying value of $9.0 million and $11.6 million as of March 31, 2026 and December 31, 2025, respectively. On December 18, 2025, two Rithm employees were elected to the board of directors of Gaea, thus increasing the Company’s influence. As a result, the Company accounted for its investment in Gaea as an equity method investment, measured at fair value under the fair value option election. During the fourth quarter of 2025, Gaea adopted the liquidation basis of accounting and, as a result, no longer presents financial information on a going concern basis, including traditional asset classifications or net income. Accordingly, Gaea is not included in the summarized financial information presented below.

The Company previously had ownership of approximately 19.8% in its former manager. The Company accounted for its ownership interest in the former manager using the equity method of accounting. The Company received its final distribution from the former manager in the second quarter of 2025, bringing the investment carrying value to zero. The former manager was legally dissolved as of December 31, 2025, with the Company having no continuing involvement or financial exposure.

During the first quarter of 2025, the Company entered into a joint real estate venture with Rithm (the “Commercial Real Estate JV”) to fund a certain mortgage note receivable with a total commitment of $35.0 million, with each party contributing $17.5 million. The Company holds a 50% interest in the Commercial Real Estate JV, which is presented within equity method investments on the Company’s consolidated balance sheets. The Company accounts for its investment under the equity method of accounting, with a carrying value of $17.6 million as of March 31, 2026 and December 31, 2025.
During the fourth quarter of 2025, the Company acquired an indirect minority interest in Paramount Group Operating Partnership LP (“PGOP”), which through its affiliates and joint ventures owns a portfolio (the “PGRE Portfolio”) of CRE properties in connection with Rithm’s acquisition of Paramount Group, Inc. (“Elecor”). In April 2026, Rithm announced the rebranding of the Paramount Group platform to Elecor Properties. The PGRE Portfolio consists of ten properties: 1633 Broadway, 1301 Avenue of the Americas, 1325 Avenue of the Americas, 31 W 52nd Street, 712 Fifth Avenue, 1600 Broadway and 900 3rd Avenue in New York, New York and One Market Plaza, 300 Mission Street and One Front Street in San Francisco, California. The Company made an initial cash investment of $50.0 million (the “PGRE Investment”), representing approximately 3.9% limited partner interest, in Rithm PGRE Aggregator LP and Rithm PGRE Aggregator II LP (collectively, the “Aggregators”), investment vehicles formed by Rithm, which indirectly hold the PGRE Portfolio. The Company committed to make additional capital contributions, up to $7.5 million, under certain circumstances. The Company accounted for its investment as an equity method investment, measured at fair value under the fair value option election and presented it in equity method investments on the Company’s consolidated balance sheets.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The table below shows the net income for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ownership:

Net income of unconsolidated affiliates at 100%:

	Three Months Ended March 31,
Net income at 100%	2026	2025
Commercial Real Estate JV	$1,019	$817

Net income of unconsolidated affiliates at the Company’s share ownership:

	Three Months Ended March 31,
Net income at the Company’s share	2026	2025
Commercial Real Estate JV	$509	$408

8. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

During the third quarter of 2025, the Company originated a commercial loan in the amount of $21.4 million of which $17.2 million has been funded. The remaining unfunded loan commitment of $4.2 million is available to be drawn by the borrower subject to customary funding conditions. The commercial loan is carried at fair value and presented within other assets on the consolidated balance sheets. See Note 6 regarding fair value measurements.
In connection with the Company’s investment in the Aggregators, the Company committed to make additional capital contributions up to $7.5 million under certain circumstances. See Note 7 for additional information on this transaction.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, the Company was not a party to, and its properties were not subject to any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

9. DEBT

Repurchase Agreements

The Company has entered into one repurchase facility whereby the Company acquires pools of residential mortgage loans which are then sold by the Company as “seller” to a counterparty, the “buyer.” Upon the time of the initial sale to the buyer, the Company, with a simultaneous agreement, also agreed to repurchase the pools of residential mortgage loans from the buyer. Mortgage loans sold under these facilities carry interest calculated based on a spread to one-month Secured Overnight Financing Rate (“SOFR”), which is fixed for the term of the borrowing. The advance rate is between 75% and 90% of the asset’s acquisition price. The obligations of the Company to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership.

The Company has also entered into one repurchase facility, substantially similar to the residential mortgage loan repurchase facility, but where the pledged assets are commercial loans. Interest is calculated based on a spread to one-month SOFR, subject to a floor. The advance rate is between 75% and 80% of the asset’s acquisition price.

As of March 31, 2026, the Company is also a party to six repurchase facilities, substantially similar to the residential mortgage loan repurchase facility, but where the pledged assets are the Company’s investments in bonds and bonds retained from the Company’s securitization trusts. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
If the value of collateral underlying the repurchase financing agreements declines by more than a de minimis threshold, the counterparty could require the Company to post additional collateral, or margin, in the form of cash and cash equivalents.

The Company has effective control over all of the assets subject to these transactions; therefore, the Company’s repurchase financing agreements are accounted for as financing arrangements. The Operating Partnership, as guarantor, will provide to the buyers a limited guaranty (“Guaranty”) of certain losses incurred by the buyers in connection with certain events and/or the seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the seller, the occurrence of certain bad acts by the seller, the occurrence of certain insolvency events of the seller or other events specified in the Guaranty. As security for its obligations under the Guaranty, the guarantor will pledge the trust certificate representing the guarantor’s 100% beneficial interest in the seller.

The following tables set forth the details of the Company’s repurchase financing agreements and facilities:

	March 31, 2026
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Goldman Sachs - loans(1)	December 12, 2027	$11,148	$17,150		6.16%
Lucid - bonds(2)		$38,106	$45,000		4.30%
A bonds	April 16, 2026	38,106	45,000		4.30%
Barclays - bonds(2)		$70,020	$90,648		4.61%
A bonds	April 10, 2026	12,963	15,000		4.43%
	April 17, 2026	15,480	18,212		4.48%
	April 23, 2026	17,874	21,953		4.40%
	June 18, 2026	14,233	19,485		4.80%
B bonds	April 23, 2026	4,254	6,642		5.12%
	June 18, 2026	4,633	8,234		5.19%
M bonds	April 23, 2026	97	149		4.72%
	June 18, 2026	486	973		4.99%
Nomura - bonds(2)		$99,053	$177,106	(3)	5.17%
A Bonds	June 30, 2026	8,647	12,363		5.25%
B Bonds	June 22, 2026	1,533	4,101		5.44%
B Bonds	June 30, 2026	38,341	71,410		5.04%
M Bonds	June 30, 2026	17,598	26,019		4.91%
Beneficial Interests(4)	June 22, 2026	32,934	63,213		5.44%
Nomura - loans(5)	February 26, 2027	$20,269	$25,108		5.90%
Santander bonds(2)		$70,822	$78,975		4.32%
A Bonds	April 15, 2026	60,456	66,833		4.32%
	April 17, 2026	10,366	12,142		4.33%
Totals/Weighted Averages		$309,418	$433,987		4.82%
(1)Maximum borrowing capacity subject to pledging sufficient collateral as of March 31, 2026 was $200.0 million
(2)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of March 31, 2026.
(3)Includes bonds that are consolidated on the Company’s balance sheet as of March 31, 2026.
(4)Collateral of beneficial interests presented at fair value, as disclosed in Note 6.
(5)Maximum borrowing capacity subject to pledging sufficient collateral as of March 31, 2026 was $400.0 million.

	December 31, 2025
	Maturity Date	Amount Outstanding	Amount of Collateral	Interest Rate
Goldman Sachs - bonds(1)		$36,431	$42,767	4.58%
A Bonds	January 12, 2026	8,510	10,000	4.41%

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	December 31, 2025
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
	February 17, 2026	27,921	32,767		4.63%
Goldman Sachs - loans(2)	December 12, 2027	$11,148	$17,150		6.62%
Lucid - bonds(1)		$50,829	$60,000		4.42%
A Bonds	January 12, 2026	29,543	35,000		4.47%
A Bonds	January 15, 2026	21,286	25,000		4.36%
Barclays - bonds(1)		$85,885	$109,816		4.65%
A Bonds	January 9, 2026	14,780	17,439		4.47%
	January 12, 2026	12,963	15,000		4.51%
	January 14, 2026	15,598	18,540		4.71%
	January 23, 2026	18,576	23,014		4.46%
	March 19, 2026	14,629	20,041		4.82%
B Bonds	January 23, 2026	4,195	6,531		5.18%
	March 19, 2026	4,573	8,129		5.20%
M Bonds	January 23, 2026	90	149		4.78%
	March 19, 2026	481	973		5.00%
Nomura - bonds(1)		$99,005	$178,102	(3)	5.16%
A Bonds	March 30, 2026	9,009	12,885		5.24%
B Bonds	March 19, 2026	1,638	4,101		5.45%
B Bonds	March 30, 2026	38,477	71,204		5.02%
M Bonds	March 30, 2026	17,894	26,019		4.89%
Beneficial Interests(4)	March 19, 2026	31,987	63,893		5.45%
Nomura - loans(5)	February 27, 2026	$20,543	$25,999		5.91%
Santander bonds(1)		$103,231	$120,093		4.54%
A Bonds	January 12, 2026	21,396	25,000		4.41%
	January 15, 2026	81,835	95,093		4.58%
Totals/Weighted Averages		$407,072	$553,927		4.83%
(1)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2025.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2025 was $200.0 million.
(3)Includes bonds that are consolidated on the Company’s balance sheet as of December 31, 2025.
(4)Collateral of beneficial interests presented at fair value, as disclosed in Note 6.
(5)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2025 was $400.0 million.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The outstanding borrowings under the Company’s repurchase facilities and the carrying value of the related loans pledged as collateral are presented on a gross basis on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025. The table below presents the gross amounts not offset on the consolidated balance sheets for these arrangements:

	Gross Amounts Not Offset on Balance Sheet
	March 31, 2026	December 31, 2025
Gross amount of recognized liabilities	$309,418	$407,072
Gross amount of loans and securities pledged as collateral	428,402	553,927
Other prepaid collateral	5,585	—
Net Collateral Amount	$124,569	$146,855

Secured Bonds Payable

The Company uses securitization as a primary financing structure. The Company is the primary beneficiary of the securitization trusts, classified as VIEs, and therefore consolidates them. The loans held by the consolidated securitization trusts remain on the Company’s consolidated balance sheets, and the notes issued by such trusts and held by third parties are presented as secured notes payable on the consolidated balance sheets. The securitization VIEs are structured as pass-through entities that receive principal and interest payments on the underlying mortgage loans and distribute those payments to the holders of the notes. The notes issued by the securitization trusts are secured solely by the mortgage loans held by the applicable trusts and are not obligations of the Company or secured by any of its other assets. The residential mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee the obligations of the trusts under the terms of the governing agreements or otherwise. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities.

The Company’s rated securitization trusts are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a real estate mortgage investment conduit structure or being subject to an entity level tax. The Company’s rated securitization trusts generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the four rated securitization trusts outstanding at March 31, 2026.

Servicing for the residential mortgage loans in the Company’s securitization trusts is provided by Newrez, an affiliate of the Company, at a servicing fee of 0.42% of outstanding unpaid principal balance (“UPB”) and is paid monthly.

The following table sets forth the status of the notes held by third parties as of March 31, 2026 and December 31, 2025, and the original balance at the securitization cutoff date:

	March 31, 2026				December 31, 2025				Original Balances at Securitization Cutoff Date
Class of Notes	Carrying Value of Mortgages	Bond Principal Balance		Percentage of Collateral Coverage	Carrying Value of Mortgages	Bond Principal Balance		Percentage of Collateral Coverage	Mortgage UPB	Bond Principal Balance
2019-D	$84,397	$51,551		164%	$85,105	$52,508		162%	$193,301	$156,670
2019-F	79,403	40,031		198%	81,025	41,676		194%	170,876	127,673
2020-B	84,292	46,811		180%	86,096	48,894		176%	156,468	114,534
2021-A	106,830	81,346		131%	109,382	83,816		131%	206,506	175,116
	$354,922	$219,739	(1)	162%	$361,608	$226,894	(1)	159%	$727,151	$573,993
(1)Represents the gross amount of secured bonds payable and excludes the impact of deferred issuance costs of $0.5 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Corporate Debt

Unsecured Notes, Net (2027 Notes)

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 1, 2027 (the “2027 Notes”), which are fully and unconditionally guaranteed by the Company. The 2027 Notes were issued at 99.009% of par value and have a five-year term. Interest is payable semi-annually on March 1 and September 1. The net proceeds from the issuance of the 2027 Notes totaled approximately $106.1 million, after deducting the original issue discount, commissions and offering expenses, which are amortized over the term of the notes using the effective interest method.

On June 30, 2024, the Company received notification that the 2027 Notes were downgraded from BBB- to BB+. Under the terms of the indenture governing the 2027 Notes, the downgrade resulted in a 100 basis point increase in the interest rate from 8.875% to 9.875%, effective September 1, 2024.

As of March 31, 2026 and December 31, 2025, the aggregate principal amount outstanding of the 2027 Notes was $110.0 million, and the aggregate unamortized discount and deferred issuance costs were $1.3 million and $1.5 million, respectively.

The following table presents interest expense on the 2027 Notes for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Interest expense	$2,716	$2,716
Amortization of discount and deferred expenses	215	215
Total Interest Expense on 2027 Notes	$2,931	$2,931

The indenture governing the 2027 Notes restricts, among other things, the Company’s and certain of its subsidiaries’ ability to incur certain additional debt, make certain investments or acquisitions, sell certain assets, and merge, consolidate or transfer all or substantially all of its assets. Additionally, the indenture governing the 2027 Notes requires the Company to comply with certain maintenance requirements, including certain levels of cash and liquidity, such as: (i) Net Asset Value (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters must be equal to or greater than $240.0 million, plus the greater of (x) zero dollars and (y) 65% of the Company’s net equity capital activity; (ii) the ratio of the Adjusted Unencumbered Assets (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters to the aggregate principal amount of the 2027 Notes outstanding as of each such date must be equal to or greater than 1.6:1.0; (iii) the ratio of the debt to equity as of the close of business on the last day of each of its fiscal quarters must be less than 4.0:1.0, (iv) a quarterly minimum liquidity covenant of $30.0 million. As of March 31, 2026, the Company was in compliance with all covenants.

10. RELATED PARTY TRANSACTIONS

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Management Agreement

The Company entered into the Management Agreement with RCM GA, a subsidiary of Rithm. The Management Agreement is in effect until June 11, 2027 and shall be automatically renewed for a successive two-year term each anniversary date thereafter unless terminated by either party. Under the Management Agreement, RCM GA implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, RCM GA provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees and does not expect to have any employees in the foreseeable future. Each of the Company’s executive officers is an employee, consultant, contractor or officer of Rithm.

Under the Management Agreement, the Manager is entitled to a base management fee and an incentive fee to the Manager calculated and payable quarterly with respect to each calendar quarter (or partial quarter that the agreement is in effect) in cash or, at the election of the Manager, shares of the Company’s common stock. The base management fee equals 1.5% of the Company’s stockholders’ equity, including equity equivalents, per annum. Also, under the Management Agreement, the Company’s quarterly base management fee includes, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase the some of the Company’s preferred stock.

The Manager is entitled to an incentive fee, which is payable quarterly in arrears in cash or, at the election of the Manager, in shares of the Company’s common stock in an amount equal to 20% of the dollar amount by which (i) Earnings Available for Distribution (as defined below) exceeds the product of (A) the average common book value per share (excluding fair value marks, impairments, transaction/ deal expenses and associated tax impact and such other items that in the judgment of the Company officers should be excluded) of the common stock of the Company during such calendar quarter and (B) 8%. Notwithstanding either of the foregoing, no incentive fee will be payable to the Manager with respect to any period unless the Company’s cumulative Earnings Available for Distribution is greater than zero for the most recently completed four calendar quarters (which cumulative Earnings Available for Distribution shall be reset at the completion of every fourth quarter following the date hereof and each subsequent fourth quarter thereafter (each, a “Reset Date”) so as not to take into account prior calendar quarters), or, if less, (i) the number of completed calendar quarters since the date hereof or (ii) the number of completed calendar quarters since the last Reset Date. “Earnings Available for Distribution” is defined as net income (loss) as determined according to GAAP, excluding tax-effected, non-cash equity compensation expense and any unrealized gains or losses from mark-to-market valuation changes (including impairments) that are included in net income for the applicable period. The amount will be adjusted to exclude on a tax-effected basis (A) one-time events pursuant to changes in GAAP, (B) transaction and deal expenses that in the opinion of the Manager should be excluded for purposes of calculating Earnings Available for Distribution and be amortized over the life of the related investment / transaction, and (C) non-cash items (including depreciation and amortization) that in the judgment of the Company’s officers should not be included in Earnings Available for Distribution, which adjustments in clauses (A), (B) and (C) shall only be excluded after discussions between the Manager and the Company’s Independent Directors and after approval by a majority of the Company’s Independent Directors. Book value per share of common stock shall be as set forth in the consolidated financial statements of the Company prepared in accordance with GAAP.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
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

Servicing Agreements

Until June 1, 2024, the Company and its affiliates were party to various servicing agreements with its former servicer, and on June 1, 2024, the former servicer transferred all of the servicing agreements for its mortgage loans and real property (the “Servicing Agreements”) to Newrez, a subsidiary of Rithm and an affiliate of the Company, pursuant to a servicing transfer agreement.

Servicing fees for mortgage loans range from 0.42% to 1.25% annually of UPB at acquisition (or the fair market value or purchase price of REO) and are paid monthly. The servicing fee is based upon the status of the loan at acquisition. Re-performing loans (“RPLs”) are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months and non-performing loans (“NPLs”) are residential mortgage loans on which the most recent three payments have not been made. A change in status after acquisition from RPLs to NPLs does not cause a change in the servicing fee rate.

Servicing fees for the Company’s real property assets that are not held in joint ventures are the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure and (ii) 1.00% annually of the fair market value of the REO or 1.00% annually of the purchase price of any REO otherwise purchased by the Company.

Newrez is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to foreclosed property undertaken on the Company’s behalf. The total fees incurred by the Company for these services are dependent upon the following: (i) for fees based on mortgage loans, the total fees will be dependent upon the UPB and the type of mortgage loans that the Servicer services; and (ii) for fees based on REO properties, property values, previous UPB of the relevant loan and the number of REO properties.

If any Servicing Agreement has been terminated other than for cause and/or the Servicer terminates the Servicing Agreement, the Company will be required to pay a termination fee equal to the aggregate servicing fees payable under the applicable Servicing Agreement for the immediately preceding 12-month period.

Equity Holdings by Rithm and Its Affiliates in the Company

As of March 31, 2026 and December 31, 2025, the Manager of the Company and its affiliates held 655,349 and 549,663 shares of its common stock, respectively, in addition to 544,154 exercisable 2024 Warrants.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
As of March 31, 2026, an affiliate of the Manager held 400,000 shares of the Company’s Series C Preferred Stock (as defined in Note 13) issued in the first quarter of 2025 at the public offering price of $25.00 per share.

PGRE Investment
In December 2025, as part of the execution of its CRE investment strategy, the Company acquired an indirect minority interest in PGOP, which through its affiliates and joint ventures owns the PGRE Portfolio, in connection with Rithm’s acquisition of Elecor. The Company made an aggregate cash contribution of $50.0 million in exchange for an indirect 3.9% ownership interest in the Aggregators, which indirectly hold the PGRE Portfolio. The Company also committed to make additional cash capital contributions of up to $7.5 million under certain circumstances in exchange for additional limited partnership interests. Affiliates of Rithm own the remaining limited partnership interests in PGOP through the aggregator vehicles and serve as the general partner of the aggregator vehicles. For information on investments in affiliates, see Note 7.

11. INCOME TAXES

The Company intends to continue to qualify as a REIT. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

The Company’s consolidated financial statements include the operations of certain TRSs, which are subject to U.S. federal, state and local income taxes on their taxable income. As a result, the Company recorded nominal amounts of income tax for the three months ended March 31, 2026 and 2025.

12. EARNINGS PER SHARE

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

The following table sets forth the components of basic and diluted EPS:

	Three Months Ended March 31,
	2026	2025
Net Loss	$(1,989)	$(3,391)
Net income attributable to the noncontrolling interests	1	3
Net Loss Attributable to Rithm Property Trust	(1,990)	(3,394)
Dividends on preferred stock	1,290	350
Net Loss Attributable to Common Stockholders	$(3,280)	$(3,744)

Basic weighted average shares of common stock outstanding	7,622,488	7,570,338
Diluted weighted average shares of common stock outstanding(1)	7,622,488	7,570,338

Basic Earnings per Share Attributable to Common Stockholders	$(0.43)	$(0.49)
Diluted Earnings per Share Attributable to Common Stockholders	$(0.43)	$(0.49)
(1)The Company’s 2024 Warrants and effect of restricted stock grants, as applicable, would have an anti-dilutive effect on diluted EPS for the three months ended March 31, 2026 and 2025 and have not been included in the calculation.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
13. EQUITY

Common Stock

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

As of March 31, 2026 and December 31, 2025, the Company had 7,939,163 and 7,848,703 shares of common stock issued, and 7,661,770 and 7,571,699 shares of common stock outstanding, respectively, with 125,000,000 shares authorized at each period end.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amount Distributed
April 25, 2025	May 2025	$0.36	$2,725
July 16, 2025	August 2025	$0.36	$2,725
October 20, 2025	November 2025	$0.36	$2,725
January 20, 2026	February 2026	$0.36	$2,725

Preferred Stock

On March 3, 2025, the Company issued 2,084,232 shares of 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (“Series C Preferred Stock”).

Treasury Stock and Stock Repurchase Plan

On February 26, 2026, the Company’s Board of Directors approved a new stock repurchase program (the “2026 Repurchase Plan”), authorizing the repurchase of up to an aggregate amount of $10.0 million of common stock through March 1, 2027. Repurchases may be made in the open market, through privately negotiated transactions, block trades or other means in accordance with applicable securities laws. The timing, price, and actual number of shares of common stock repurchased will depend on a variety of factors, including price, market conditions and regulatory requirements. During the three months ended March 31, 2026, the Company repurchased 15,227 shares of common stock for an aggregate purchase price of $0.2 million. Repurchased shares are retired and recorded as a reduction to stockholders’ equity in the Company’s consolidated balance sheets.

The 2026 Repurchase Plan replaced the Company’s prior stock repurchase program (the “2020 Repurchase Plan”), which was authorized in February 2020 to repurchase up to $25.0 million of its shares of common stock. During the effective period of the 2020 Repurchase Plan, the Company repurchased 87,507 shares of common stock for an aggregate purchase price of $5.1 million under the 2020 Repurchase Plan. No shares were repurchased under the 2020 Repurchase Plan during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the Company held 277,393 and 277,004 shares of treasury stock, respectively.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. The Company issued no shares of common stock under the plan during the three months ended March 31, 2026 and 2025.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
“At-the-Market” Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Program”). During the three months ended March 31, 2026 and 2025, no shares of common stock were sold under the ATM Program.

Warrants

Pursuant to the SPA, the Company entered into a warrant agreement, dated April 23, 2024 (the “Warrant Agreement”), pursuant to which the Company would issue up to 1.1 million warrants to Rithm, which amount was conditioned on certain terms, with an exercise price of $32.16 per share (the “2024 Warrants”). The Company ultimately issued the 2024 Warrants in an amount which provide Rithm the right to purchase 0.6 million shares. The 2024 Warrants had a fair value of $2.7 million at issuance. The 2024 Warrants are classified within equity on the Company’s consolidated balance sheets.

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

Total accumulated other comprehensive loss on the Company’s balance sheets as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Unrealized gains on debt securities available-for-sale	$627	$648
Unrealized losses on debt securities available-for-sale	(232)	(218)
Unrealized losses on debt securities available-for-sale transferred to held-to-maturity	(1,936)	(2,077)
Accumulated Other Comprehensive Loss	$(1,541)	$(1,647)

Refer to Note 2 for details on the Company’s noncontrolling interests.

14. SUBSEQUENT EVENTS

On April 20, 2026, the Company’s Board of Directors declared a Series C Preferred Stock cash dividend of $0.6171875 per share to be paid on May 15, 2026, to stockholders of record as of May 1, 2026.

On April 20, 2026, the Company’s Board of Directors declared a common stock cash dividend of $0.36 per share to be paid on May 29, 2026, to stockholders of record as of May 15, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, unless the context indicates otherwise, references to “Rithm Property Trust,” “we,” the “Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Rithm Property Trust Inc. and its subsidiaries; references to “Rithm” refer to Rithm Capital Corp., a Delaware corporation and the parent entity of RCM GA, and its subsidiaries; references to “Operating Partnership” refer to Great Ajax Operating Partnership L.P., a Delaware limited partnership; references to “RCM GA” or our “Manager” refer to RCM GA Manager LLC; and references to our “Servicer” or “Newrez” refer to Newrez LLC, a Delaware limited liability company and an affiliate of RCM GA.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim consolidated financial statements and related notes included in Item 1. Consolidated Interim Financial Statements of this quarterly report and in Item 8. Consolidated Financial Statements and Supplementary Data in our most recent Annual Report, as well as other cautionary statements and risks described elsewhere in this quarterly report.

OVERVIEW
Rithm Property Trust, a Maryland corporation, is an externally managed REIT focused on investments in the CRE sector. The Company is headquartered in New York.
The Company conducts substantially all of its business through our Operating Partnership and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. The Company has elected to treat certain wholly-owned subsidiaries as taxable REIT subsidiaries (“TRSs”) under the United States Internal Revenue Code of 1986, as amended (the “Code”). These entities are used primarily to hold certain investments and to facilitate the Company’s operations, including activities related to REO properties. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. AJX Mortgage Trust I is a wholly-owned subsidiary of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements.
Our Operating Partnership, through interests in certain entities, as of March 31, 2026, held 99.7% of Rithm Property Trust II REIT Inc., which owns Great Ajax II Depositor LLC, formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Also, as of March 31, 2026, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.
The Company previously completed a strategic transaction with Rithm (the “Strategic Transaction”) in which (i) the Company entered into a Securities Purchase Agreement with Rithm and pursuant thereto sold shares of its common stock to Rithm, and (ii) the Company entered into a management agreement dated June 11, 2024 (as amended by that First Amendment, dated October 18, 2024, and that Second Amendment, dated February 12, 2026, and as may be further amended, modified or supplemented from time to time, the “Management Agreement”) with RCM GA, pursuant to which RCM GA serves as the Company’s external manager.
As of March 31, 2026, the Company conducted its business through the following segments: (i) Residential and (ii) Commercial. The Company’s Commercial segment is focused on investments in the CRE sector, including originating, acquiring and managing portfolios of CMBS, commercial real property, commercial mortgage loans and other CRE investments. The Residential segment is focused on managing the Company’s legacy residential mortgage portfolio, including whole mortgage loans, RMBS and beneficial interests.
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
Recent Developments
In February 2026, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $10.0 million of its outstanding common stock through March 1, 2027. The Company may repurchase shares from time to time through open market purchases or privately negotiated transactions, subject to market conditions and other considerations. During the three months ended March 31, 2026 the Company repurchased 15,227 shares of common stock for an aggregate purchase price of $0.2 million.

OUR PORTFOLIO

The following table outlines the carrying value of our portfolio of mortgage loan assets, investments in securities, equity method investments and REO as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Residential mortgage loans held-for-investment, net	$356,137	$362,829
Residential mortgage loans held-for-sale, net	28,450	29,419
Commercial mortgage-backed securities, at fair value	151,301	273,783
Residential mortgage-backed securities	189,685	189,947
Equity method investments	76,560	79,168
Real estate owned	1,865	1,400
	$803,998	$936,546

MARKET TRENDS AND OUTLOOK
Summary
During the first quarter of 2026, macroeconomic conditions reflected a combination of stable underlying inflation, modest improvement in labor market conditions, and increased volatility in energy prices and interest rates, including uncertainty resulting from the conflict with Iran that began at the end of February 2026. The Federal Reserve maintained the federal funds target range at 3.50%–3.75% during its January and March 2026 meetings following rate cuts in late 2025.

Headline inflation increased during the quarter, primarily reflecting higher energy prices, as West Texas Intermediate crude oil prices increased 76.6% during the quarter following the outbreak of the conflict with Iran, while measures of core inflation remained stable. The unemployment rate declined modestly from 4.4% in December 2025 to 4.3% in March 2026, indicating continued stabilization in labor market conditions.

Market interest rates increased during the quarter, with the 10-year Treasury yield rising 15 basis points to 4.32%, while market expectations for rate cuts in 2026 declined significantly. Equity markets experienced volatility during the quarter, with the S&P 500 declining 4.6% before partially recovering in April 2026.

Inflation

Inflation increased during the first quarter of 2026, primarily reflecting higher energy prices following the outbreak of the conflict with Iran. Consumer Price Index (“CPI”) inflation rose from 2.7% in December 2025 to 3.3% in March 2026, driven in part by an increase in energy prices from 2.1% in December 2025 to 12.6% in March 2026 on a year-over-year basis.

Core CPI, which excludes food and energy, remained stable at 2.6%, however the Federal Reserve’s preferred measure of underlying inflation, core Personal Consumption Expenditures (“PCE”), increased from 3.0% in December 2025 to 3.2% in March 2026. Other inflation indicators showed modest increases, with producer price inflation rising to 4.0% in March 2026 from 3.2% in December 2025, and import prices increasing 2.1% over the 12 months ended March 31, 2026 after being flat in December 2025.

Treasury Yields

Treasury yields increased during the first quarter of 2026. The ten-year Treasury yield rose 15 basis points to 4.32% from 4.17% at the end of December 2025. Shorter-term yields increased more significantly, with the two-year Treasury yield rising 32 basis points to 3.79%. As a result, the yield curve flattened, with the spread between two-year and ten-year Treasury yields narrowing from 69 basis points to 52 basis points over the quarter. This shift reflects reduced market expectations for interest rate cuts in 2026.

Labor Markets

Labor market conditions improved modestly during the first quarter of 2026. The unemployment rate declined by 0.1 percentage points from 4.4% in December 2025 to 4.3% in March 2026. Job growth strengthened during the quarter, with nonfarm payrolls increasing by an average of 68,000 per month, compared to an average monthly decline of 39,000 during the fourth quarter of 2025. Initial unemployment insurance claims also declined, averaging 212,000 per week during the first quarter of 2026, compared to 222,000 per week in the prior quarter.

Housing Market

Housing market activity softened during the first quarter of 2026, reflecting higher mortgage rates. Existing home sales declined to an annualized rate of 4.04 million, compared to 4.16 million in the fourth quarter of 2025. New home sales data remains limited due to publication delays, with January 2026 representing the most recent available data. Sales were approximately 587,000 at an annual rate, compared to an average of approximately 709,000 during the fourth quarter of 2025. Home price growth increased modestly, with the median resale price rising 1.4% year-over-year in March 2026, compared to 0.4% in December 2025. Mortgage rates increased during the quarter, with the 30-year fixed rate rising to 6.56% from 6.27%.
Commercial Real Estate
The U.S. CRE market entered 2026 in a more functional (if still bifurcated) state than in prior periods. Price discovery has continued to advance as the refinancing cycle drives transactions, recapitalizations and extensions—tightening bid-ask spreads in certain property types even as stress remains concentrated in assets with structural demand impairment or near-term capital needs. While the Federal Reserve maintained its policy rate (3.5-3.75%) during the first quarter of 2026, many commercial real estate participants continue to operate with “higher-for-longer” financing discipline: lower leverage with higher yields.
Market Conditions & Sector Performance
Industrial & Retail: Industrial fundamentals remain generally stable but more normalized. Leasing and rent growth continue to be supported where demand is tied to logistics, manufacturing re-shoring and supply-chain resilience, while new development remains constrained by capital costs—supporting medium-term balance. Retail continues to demonstrate relatively durable fundamentals, even with elevated cap rates: necessity-based and well-located centers benefit from limited new supply and improved tenant health, while discretionary formats remain more sensitive to consumer trade-down and occupancy cost pressures. Investor focus remains oriented toward stable, “bond-like” retail cash flows and infill industrial assets with long-duration demand characteristics.
Multifamily: Multifamily remains supported by affordability constraints and household formation, though performance continues to vary by market and vintage. Supply deliveries in select Sun Belt and high-growth markets continue to pressure rent growth and concessions, while insurance, taxes and operating expenses remain key drivers of net operating income variability. The market continues to emphasize operating performance, with durable occupancy and expense control remaining primary underwriting considerations.
Office: Office continues to reflect significant divergence across assets. Trophy and well-amenitized properties in strong locations with high-quality tenancy remain comparatively more financeable, while commodity assets continue to face elevated vacancy, lease rollover risk and constrained refinancing options. Distress continues to work through the system, with outcomes increasingly dependent on asset quality, capital structure and tenant composition. Performance remains highly market-specific, with certain gateway markets demonstrating relatively stronger leasing and liquidity dynamics.

Capital Markets & Investment Trends
Credit remains available but is selective and structurally different than the pre-2022 market. Banks continue to demonstrate caution in new origination, particularly for office and transitional business plans, contributing to an ongoing funding gap for refinancing and recapitalization capital. At the same time, securitized and institutional capital sources remain active where collateral and sponsorship meet current underwriting standards. Private-label CMBS issuance has remained active in early 2026, reflecting continued demand for stabilized, high-quality collateral, even as stress persists in certain property types and legacy loan vintages.
The next phase of the cycle continues to be defined by maturities and refinancing dynamics. A substantial volume of commercial mortgages remains scheduled to mature in 2026 and beyond, reinforcing the market’s focus on extensions, paydowns and creative capital solutions, including preferred equity, mezzanine financing, rescue capital and structured senior loans. In this environment, transaction activity continues to be driven largely by liability management rather than discretionary investment sales.
Outlook
We expect 2026 to continue to reflect a period of normalization in the CRE market, with outcomes increasingly differentiated by asset quality, sector fundamentals and capital structure. The rate backdrop has become less accommodative over the first quarter: the 2s/10s spread compressed from approximately 71 basis points at year-end to roughly 50 basis points by mid-April, a bear flattening driven by the front end repricing out further rate cuts as energy-driven inflation reasserted itself. The most likely path remains (i) gradually improving liquidity for financeable assets, (ii) continued pressure and resolution activity in structurally challenged segments and (iii) sustained dispersion in performance across property types and markets. While capital markets activity, including CMBS issuance, has remained active, delinquency trends and refinancing activity continue to indicate elevated levels of stress in certain segments, and overall market recovery is expected to remain uneven.
For a mortgage REIT such as Rithm Property Trust, this environment may continue to present opportunities to deploy capital into structured CRE investments with attractive risk-adjusted returns, particularly where traditional lenders remain constrained and borrowers require speed, certainty and flexible capital solutions. The flatter curve does compress net interest margins for leveraged strategies that borrow short and lend long, placing a premium on credit selection and structural protections over duration positioning. In this context, flexible lending strategies are better positioned than spread-dependent book-value strategies. Consistent with the Company’s flexible CRE strategy—including originating and/or acquiring senior loans, subordinated debt, mezzanine loans, preferred equity, CMBS and other CRE-related investments, as well as potential servicing-related opportunities—the Company believes that the current market environment may provide opportunities to invest in assets with durable cash flows, while selectively pursuing situations where pricing dislocations and enhanced structural protections may improve downside protection. However, the Company’s ability to execute on these opportunities remains subject to market conditions, borrower performance, interest rate volatility and broader economic factors.
FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Acquisitions — In light of certain financial challenges, including the significant losses we have previously incurred and potentially limited sources of financing, we expect our ability to acquire significant new commercial mortgage assets, including equity investments, in the near future to be limited.
Financing — We previously securitized our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate RMBS issued by such securitization vehicle. The securitization are structured as debt financings and not sales through a real estate mortgage investment conduit. We completed the securitization transactions pursuant to Rule 144A under the Securities Act of 1933, as amended, in which we issued notes primarily secured by seasoned, performing and NPLs primarily secured by first liens on one-to-four family residential properties. Currently there is substantial uncertainty in the securitization markets which has limited our access to financing.
Distributions — To qualify as a REIT under the Code, we generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Expenses — Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the servicing agreements transferred by our former servicer to Newrez pursuant to a servicing transfer agreement (the servicing transfer agreement together with the underlying servicing agreements, the “Servicing Agreements”). Additionally our Manager incurs direct, out-of-pocket costs and expenses related to managing our business, which are contractually reimbursable by us. Additionally, pursuant to the Management Agreement, we also pay all of the Manager’s costs and expenses and reimburse the Manager (to the extent incurred by the Manager) on a monthly basis for the costs and expenses of providing services under the Management Agreement, including reimbursing the Manager or its affiliates, as applicable, for our allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to the Manager for corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties and includes any charges for impairments to the carrying value of these assets, which may be significant. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.
Changes in Market Interest Rates — Increases in interest rates, in general, may over time cause: (1) the value of our mortgage loan and RMBS portfolio to further decline; (2) coupons on our adjustable rate mortgage (“ARM”) and Hybrid ARM loans and RMBS to reset, although on a delayed basis, to higher interest rates; (3) impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms; (4) reduce the ability or desire of borrowers to refinance their loans; (5) mortgage related assets may become more illiquid during periods of interest rate volatility; (6) difficulties refinancing our securitizations and increases in the costs of our repurchase facility financings; (7) increase our financing costs as we seek to renew or replace borrowing facilities; and (8) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) prepayments on our mortgage loan and MBS portfolio to increase, thereby accelerating the accretion of our purchase discounts; (2) the value of our mortgage loan and MBS portfolio to increase; (3) coupons on our ARM and Hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (4) the interest expense associated with our borrowings to decrease; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Our critical accounting policies as of March 31, 2026, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report.

The mortgage and financial sectors operate in a challenging and uncertain economic environment, which can be impacted by a number of factors, including, but not limited to, geopolitical uncertainty. Financial and real estate sectors continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of March 31, 2026, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Our results of operations are not necessarily indicative of our future performance.

	Three Months Ended		Variance
($ in thousands)	March 31, 2026	March 31, 2025	Year-over-Year
Net Interest Income
Interest income	$12,536	$13,200	$(664)
Interest expense	(8,908)	(9,386)	478
Net interest income	3,628	3,814	(186)

Expenses
Related party loan servicing fee	466	510	(44)
Related party management fee	1,604	1,445	159
Professional fees	1,681	894	787
General and administrative	1,095	904	191
Total expense	4,846	3,753	1,093

Other Loss
Change in unrealized gain (loss) on residential mortgage loans held-for-sale, net	(96)	970	(1,066)
Other loss	(680)	(4,558)	3,878
Total other loss	(776)	(3,588)	2,812

Loss Before Income Taxes	(1,994)	(3,527)	1,533
Income tax benefit	(5)	(136)	131
Net Loss	(1,989)	(3,391)	1,402
Net income attributable to the noncontrolling interests	1	3	(2)
Net Loss Attributable to Rithm Property Trust Inc.	(1,990)	(3,394)	1,404
Dividends on preferred stock	1,290	350	940
Net Loss Attributable to Common Stockholders	$(3,280)	$(3,744)	$464

Net Interest Income

Net interest income for the three months ended March 31, 2026 and 2025 is presented in the table below:

	Three Months Ended March 31,		Variance
($ in thousands)	2026	2025	Year-over-Year
Interest Income:
Residential mortgage loans held-for-investment	$4,715	$5,356	$(641)
CMBS	3,690	4,082	(392)
RMBS AFS and HTM	1,266	1,417	(151)
RMBS beneficial interests	1,763	1,684	79
Custodial float and cash balances	723	656	67
Other	379	5	374
Interest Income	12,536	13,200	(664)

Interest Expense:
Secured bonds and repurchase financing agreements related to RMBS and residential loans	(3,576)	(4,624)	1,048
Repurchase financing agreements related to CMBS and commercial loans	(2,401)	(1,831)	(570)
Unsecured notes, net	(2,931)	(2,931)	—
Interest Expense	(8,908)	(9,386)	478

Net Interest Income	$3,628	$3,814	$(186)
Net interest income decreased by $0.2 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, which was primarily driven by a decrease in interest income offset by a decrease in interest expense.

Interest income remained relatively flat year-over-year, primarily attributable to a decrease in interest income on residential mortgage loans held-for-investment, due to collateral runoff, offset by an increase in other income attributable to the interest on the commercial loan originated during the third quarter of 2025.

Interest expense decreased by approximately $0.5 million for the three months ended March 31, 2026, primarily driven by lower average debt balances and reduced financing costs. Secured bonds financing related to RMBS continued to paydown during the year, largely as a result of collateral runoff. The decrease in interest expense related to RMBS and residential mortgage loans was partially offset by an increase in interest expense associated with the financing of CMBS and commercial loan investments. In addition, a decrease in interest rates on repurchase financing agreements further contributed to the overall decline in interest expense.

The average carrying balances of our portfolio and debt for the three months ended March 31, 2026 and 2025 are included in the table below:

($ in thousands)	Three Months Ended March 31,		Variance
	2026	2025	Year-over-Year
Assets:
Average residential mortgage loan portfolio	$387,358	$417,193	$(29,835)
Average carrying value of CMBS	212,659	269,808	(57,149)
Average carrying value of RMBS	189,757	193,432	(3,675)
Liabilities:
Average carrying value of repurchase financing agreements	$387,461	$367,341	$20,120
Average carrying value of secured bonds payable	221,309	253,654	(32,345)

The decreases in the average carrying value of the mortgage loan portfolio and RMBS for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 were primarily due to paydowns, while the decrease in the average carrying value of CMBS for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 was primarily due to sales of securities, combined with loan paydowns.

The decrease in the average carrying value of secured bonds payable was primarily attributable to loan paydown associated with collateral runoff. In contrast, the average balance of repurchase financing agreements increased as repurchase financing agreement financing was utilized to fund a portion of the Company’s CRE investments.

Expenses

A breakdown of expenses for the three months ended March 31, 2026 and 2025 is presented in the table below:

	Three Months Ended March 31,		Variance
($ in thousands)	2026	2025	Year-over-Year
Related party loan servicing fee	$466	$510	$(44)
Related party management fee	1,604	1,445	159
Professional fees	1,681	894	787
General and Administrative:
Borrowing related expenses	116	72	44
Service provider costs and share grants	335	90	245
Insurance	218	256	(38)
Taxes and regulatory expense	52	118	(66)
Directors' fees and grants	122	135	(13)
Other expense	252	233	19
Total General and Administrative	$1,095	$904	$191

Total Expenses	$4,846	$3,753	$1,093

Total expenses increased by $1.1 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase in general and administrative expenses, and professional fees related to transaction costs in connection with the evaluation of a potential common equity raise during the current period.

Other Loss

A breakdown of other income (loss) for the three months ended March 31, 2026 and 2025 is provided in the table below:

	Three Months Ended March 31,		Variance
($ in thousands)	2026	2025	Year-over-Year
Change in unrealized gain (loss) on residential mortgage loans held-for-sale, net	$(96)	$970	$(1,066)
Other:
Gain (loss) on sale of securities	57	(3,037)	3,094
Loss from changes in fair value of securities	(284)	(2,651)	2,367
Gain on sale of mortgage loans	—	20	(20)
Impairment on real estate owned	(108)	(23)	(85)
Other	(345)	1,133	(1,478)
Total Other Loss	$(776)	$(3,588)	$2,812

Other loss decreased by $2.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by realized losses on RMBS sales in 2025 that did not recur in the current period, as well as the beneficial impact from changes in fair value of securities.

This favorable impact was partially offset by decreases in other income, primarily the write-down related to the Company’s investment in Gaea Real Estate Corp.

Residential Mortgage Loan Portfolio

Our residential mortgage loan portfolio activity for the three months ended March 31, 2026 and 2025 is presented below:

	Three Months Ended March 31,
	2026		2025
($ in thousands)	Mortgage Loans Held-for-Investment, Net	Mortgage Loans Held-for-Sale, Net	Mortgage Loans Held-for-Investment, Net	Mortgage Loans Held-for-Sale, Net
Beginning carrying value	$362,829	$29,419	$396,052	$27,788
Accretion recognized	4,315	—	4,892	—
Payments received on loans, net	(10,629)	(721)	(13,702)	(1,093)
Unrealized gain (loss) on mortgage loans held-for-sale, net	—	(96)	—	970
Reclassifications to REO	(378)	(315)	(46)	(196)
Other	—	163	(199)	—
Ending Carrying Value	$356,137	$28,450	$386,997	$27,469

As of March 31, 2026 and December 31, 2025, our residential mortgage loan portfolio consisted of the following:

($ in thousands)	March 31, 2026	December 31, 2025
No. of Loans	2,401	2,436
Total UPB(1)	$407,467	$415,555
Interest-Bearing Balance	$367,319	$375,028
Deferred Balance(2)	$40,148	$40,527
Market Value of Collateral	$1,263,916	$1,280,098
Current Purchase Price/Total UPB	79.9%	80.0%
Current Purchase Price/Market Value of Collateral	31.8%	31.9%
Weighted Average Coupon	4.4%	4.4%
Weighted Average LTV(3)	41.2%	41.3%
Weighted Average Remaining Term (months)	260	262
(1)As of March 31, 2026 and December 31, 2025, our loan portfolio consisted of fixed rate (62.9% of unpaid principal balance (“UPB”)), ARM (6.3% of UPB) and Hybrid ARM (30.8% of UPB); and fixed rate (62.8% of UPB), ARM (6.4% of UPB) and Hybrid ARM (30.8% of UPB), respectively.
(2)Represents amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)UPB as of March 31, 2026 and December 31, 2025, divided by market value of collateral and weighted by the UPB of the loan.

The following tables present certain characteristics about our residential mortgage loans by year of origination as of March 31, 2026 and December 31, 2025.

Portfolio at March 31, 2026:

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	278	1,372	751
UPB	$46,311	$271,007	$90,149
Percent of mortgage loan portfolio by year of origination	11.4%	66.5%	22.1%
Loan Attributes:
Weighted average loan age (months)	174.6	230.5	268.8
Weighted average loan-to-value	40.7%	43.5%	34.5%
Delinquency Performance:
Current	80.2%	82.0%	81.4%
30 days delinquent	6.3%	9.4%	8.0%
60 days delinquent	2.2%	2.9%	2.8%
90+ days delinquent	2.4%	1.9%	4.2%
Foreclosure	8.9%	3.8%	3.6%

Portfolio at December 31, 2025

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	285	1,386	765
UPB	$48,008	$275,394	$92,153
Percent of mortgage loan portfolio by year of origination	11.6%	66.2%	22.2%
Loan Attributes:
Weighted average loan age (months)	171.1	227.5	266.4
Weighted average loan-to-value	40.7%	43.7%	34.5%
Delinquency Performance:
Current	75.3%	82.3%	81.6%
30 days delinquent	10.1%	8.7%	6.7%
60 days delinquent	—%	0.1%	0.3%
90+ days delinquent	5.7%	5.2%	6.7%
Foreclosure	8.9%	3.7%	4.7%

The following table identifies our mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof as of March 31, 2026 and December 31, 2025 ($ in thousands):

March 31, 2026						December 31, 2025
State	Count	UPB	% UPB	Collateral Value	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value	% of Collateral Value
CA	410	$115,554	28.4%	$337,896	26.7%	CA	414	$117,380	28.2%	$341,107	26.6%
FL	311	49,144	12.1%	168,746	13.4%	FL	318	51,038	12.3%	173,348	13.5%
NY	132	37,585	9.2%	107,706	8.5%	NY	133	38,119	9.2%	108,189	8.5%
NJ	125	24,440	6.0%	72,644	5.7%	NJ	128	25,109	6.0%	74,474	5.8%
MD	102	21,926	5.4%	49,275	3.9%	MD	103	22,476	5.4%	49,838	3.9%
VA	80	15,271	3.7%	42,010	3.3%	VA	81	15,520	3.7%	42,565	3.3%
IL	97	15,128	3.7%	35,126	2.8%	IL	100	15,344	3.7%	35,835	2.8%
GA	131	13,673	3.4%	47,373	3.7%	GA	135	14,098	3.4%	48,399	3.8%
TX	149	11,465	2.8%	44,920	3.6%	TX	153	11,986	2.9%	46,420	3.6%
NC	92	10,652	2.6%	37,264	2.9%	NC	93	10,745	2.6%	37,760	2.9%
Other	772	92,629	22.7%	320,956	25.5%	Other	778	93,740	22.6%	322,163	25.3%
	2,401	$407,467	100.0%	$1,263,916	100.0%		2,436	$415,555	100.0%	$1,280,098	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are cash provided by net interest income, sales and repayments of our investments, debt financing sources, including secured bonds payable and repurchase financing agreements, and the issuance of equity securities when feasible and appropriate. Our total cash and cash equivalents at March 31, 2026 was $96.3 million.

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

During the first quarter of 2025, we issued 2,084,232 shares of 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (the “Series C Preferred Stock”), with 400,000 of such shares of Series C Preferred Stock sold to certain affiliates of the Manager at the public offering price of $25.00 per share. Total net proceeds to the Company from the issuance of the Series C Preferred Stock were $50.8 million, after deducting underwriting discounts and offering expenses.

Our primary uses of funds are the payment of interest, management and servicing fees and other operating expenses, repayment of borrowings and payment of dividends on our Common Stock and Series C Preferred Stock. We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Code. A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our Common Stock.

Additionally, in February 2026, the Company’s Board of Directors approved a stock repurchase program, authorizing the repurchase up to an aggregate amount of $10.0 million of its common stock through March 1, 2027. The Company may repurchase shares from time to time through open market purchases, privately negotiated transactions, block trades or other means in accordance with applicable securities laws, subject to market conditions and other considerations.

Currently, our primary sources of financing are repurchase financing agreements and secured bonds payable. As of March 31, 2026, our RMBS and CMBS portfolios had outstanding financing on repurchase financing agreements of $278.0 million, which generally have 90-day terms and are subject to margin calls. Under repurchase financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our judgment) change in interest rates.

Our mortgage loan portfolio is primarily financed through securitizations, where we sell mortgage loans to a special purpose entity which then issues senior and subordinated notes secured by the mortgage loans. The notes are generally fixed rate and are non-recourse. The senior notes are subject to varying call provisions that we control. We hold the non-rated subordinate classes in all of our securitizations.

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

See Note 9—Debt to the consolidated financial statements included in this quarterly report, for additional details on our financing arrangements.

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

Cash Flows

The following table summarizes changes to our cash and cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,		Variance
($ in thousands)	2026	2025	Year-over-Year
Net cash used in operating activities	$(2,958)	$(1,605)	$(1,353)
Net cash provided by (used in) investing activities	134,274	(16,049)	150,323
Net cash (used in) provided by financing activities	(114,634)	50,841	(165,475)
Net Change in Cash and Cash Equivalents and Restricted Cash	16,682	33,187	(16,505)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	80,132	64,252	15,880
Cash and Cash Equivalents and Restricted Cash, End of Period	$96,814	$97,439	$(625)

Operating Activities

Net cash from operating activities decreased by $1.4 million in the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. The decrease was primarily driven by higher cash outflows for operating expenses in connection with one-time transaction costs for the period compared to prior years.

Investing Activities

Net cash from investing activities increased by $150.3 million in the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. The current period included cash proceeds from sales of CMBS of approximately $93.6 million, compared to a cash outflow for purchases of CMBS in the three months ended March 31, 2025 of $46.7 million. Additionally, collections of principal and interest on RMBS increased in the current period due to an increase in borrower payments for the period.

Financing Activities

Net cash from financing activities decreased by $165.5 million in the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. For the period ending March 31, 2025, the primary financing activity consisted of cash proceeds from the issuance of the Series C Preferred Stock of $50.8 million. In addition, financing activities were driven by a net cash outflow of $103.2 million related to repurchase financing agreements, as a result the payoff of repurchase financing agreements associated with the sold CMBS in the current period.

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

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared in the three months ended March 31, 2026, were $2.7 million on Common Stock, and in the same period the Company accrued dividend of $1.3 million on Series C Preferred Stock.

We will continue to monitor market conditions and the potential impact the ongoing volatility and uncertainty may have on our business. Our Board of Directors will continue to evaluate the payment of dividends as market conditions evolve, and no definitive determination has been made at this time. While the terms and timing of the approval and declaration of cash dividends, if any, on shares of our capital stock is at the sole discretion of our Board of Directors and we cannot predict how market conditions may evolve, we intend to distribute to our stockholders an amount equal to at least 90% of our REIT taxable income determined before applying the deduction for dividends paid and by excluding net capital gains consistent with our intention to maintain our qualification as a REIT under the Code.

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

The following table presents summarized financial information for the Guarantors and our Operating Partnership on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantor entities and (ii) equity in earnings from, and any investments in, subsidiaries that are non-guarantors:

($ in thousands)	March 31, 2026	December 31, 2025
Total Assets	$273,021	$278,568

Repurchase financing agreements	95,600	96,025
Unsecured notes, net	108,722	108,507
Other liabilities	16,720	17,566
Total Liabilities	221,042	222,098

Total equity	51,979	56,470
Total Liabilities and Equity	$273,021	$278,568

	Three Months Ended March 31,
($ in thousands)	2026	2025
Total loss on revenue, net	$(306)	$(4,650)

Management fees and loan servicing fees	1,604	1,444
Other expenses	1,058	890
Loss attributable to the Company	(2,968)	(6,984)
Dividends on preferred stock	1,286	350
Net Loss Attributable to Common Stockholders	$(4,254)	$(7,334)

OFF-BALANCE SHEET ARRANGEMENTS

Other than our investments in RMBS and beneficial interests issued by joint ventures and our investment in a certain equity REIT , we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

For 2026, our contractual obligations include secured bonds payable, repurchase financing agreements and our 2027 Notes. For additional information on our borrowing obligations, see Note 9—Debt in our consolidated financial statements included in this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk are related to real estate risk, interest rate risk, prepayment risk and credit risk. We seek to actively manage these and other risks and to acquire and hold assets at prices that we believe justify bearing those risks and to maintain capital levels consistent with those risks.

Interest Rate Risk

We may continue to securitize our whole loan portfolios, primarily as a financing tool, when economically efficient to create long-term, fixed rate, non-recourse financing with moderate leverage, while retaining one or more tranches of the subordinate RMBS so created. We expect to continue to utilize repurchase lines of credit as an interim financing tool until we have sufficient volume to issue secured bonds payable. Increases in interest rates will increase our cost of funds for new secured bonds payable and our cost of funds on repurchase lines of credit on the repurchase reset date. Changes in interest rates may affect the fair value of the mortgage loans and real estate underlying our portfolios as well as our financing interest rate expense. Additionally, rises in interest rates may result in a lower refinance volume of our portfolio.

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

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of the mortgage loans we own as well as the mortgage loans underlying our retained RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Changes in prepayment rates will have varying effects on the different types of assets in our portfolio. We attempt to take these effects into account. We have historically purchased RPLs and NPLs at discounts from UPB and underlying property values. An increase in prepayments would accelerate the repayment of the discount and lead to increased yield on our assets while also causing re-investment risk that we cannot find additional assets with the same interest and return levels. A decrease in prepayments would likely have the opposite effects.

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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2026, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Annual Report. You should carefully consider those risks described, the information included under the caption “Cautionary Statement Regarding Forward-Looking Statements” and the other information included in this quarterly report. Our business, financial condition or results of operations could be adversely affected by any of these risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs ($ in thousands)
January 1 - January 31, 2026	—	$—	—	$—
February 1 - February 28, 2026	6,707	14.63	6,707	9,901,900
March 1 - March 31, 2026	8,520	14.78	8,520	9,776,927
Total	15,227	$14.65	15,227	$9,776,927
(1)On February 26, 2026, the Company’s Board of Directors authorized the Company to repurchase up to $10.0 million of its outstanding common stock. Upon repurchase, the shares will be cancelled and retired. The Company may purchase shares on a discretionary basis from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or otherwise. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions and other opportunities that the Company may have for the use or investment of its cash balances. The stock repurchase program has an expiration date of March 1, 2027; however, it may be suspended, modified or discontinued at any time without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1
Second Amendment to the Management Agreement, dated as of February 12, 2026 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 18, 2026 (File No.: 001-36844))

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

RITHM PROPERTY TRUST INC.
(Registrant)
Date: May 1, 2026	By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2026	By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer (Principal Financial Officer)