Form 10-Q
period 2026-06-30
Rithm Property Trust Inc.
filed 2026-07-31
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

Common stock, $0.01 par value per share: 7,772,564 shares outstanding as of July 28, 2026.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This quarterly report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the performance of Rithm Property Trust Inc.’s (together with its subsidiaries, “Rithm Property Trust,” “we,” the “Company,” “our” and “us”) investments, expected results, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on potentially accretive opportunities, our investment strategy and our reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

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
•risks associated with our prior, and any future, purchases, of residential transition loans (“RTLs”), including, but not limited to, borrower risk, risks related to short-term loans and balloon payments, risks related to construction loans and concentration risk;
•the ability of Rithm Capital Corp. (together with its subsidiaries, “Rithm”) to effectively conduct our investment activities;
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
•the impact of our recent acquisition of an indirect minority interest Paramount Group Operating Partnership LP, which through its affiliates and joint ventures owns a portfolio of CRE properties in the Elecor Properties platform;
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
•our ability to control our costs;
•our ability to obtain financing arrangements and access the capital markets on acceptable terms or at all;
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
•the ability of Newrez LLC (“Newrez”), an affiliate of Rithm, and other service providers affiliated with Rithm, including Genesis Capital LLC (“Genesis”), to perform their respective obligations under our servicing agreements for mortgage loans, RTLs and real property;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$66,703	$79,321
Restricted cash	411	811
Residential mortgage loans held-for-investment, net(1)	348,147	362,829
Residential mortgage loans held-for-sale, net	16,072	29,419
Residential transition loans, at fair value(5)	117,730	—
Commercial mortgage-backed securities, at fair value(2)	84,365	273,783
Residential mortgage-backed securities(3)	189,837	189,947
Commercial real estate equity method investments(4)	79,466	79,168
Other assets	26,013	26,249
Total Assets	$928,744	$1,041,527
Liabilities and Equity
Liabilities
Secured bonds payable, net(1)	$212,249	$226,243
Repurchase financing agreements(6)	311,341	407,072
Unsecured notes, net	108,938	108,507
Accrued expenses and other liabilities	11,371	8,608
Total Liabilities	643,899	750,430
Commitments and Contingencies – see Note 9
Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 2,084,232 shares issued and outstanding, $52,106 aggregate liquidation preference	50,785	50,785
Common stock $0.01 par value, 125,000,000 shares authorized, 8,049,957 and 7,848,703 shares issued and 7,772,564 and 7,571,699 shares outstanding, respectively	78	76
Additional paid-in capital	430,298	425,703
Treasury stock	(11,596)	(11,596)
Accumulated deficit	(182,654)	(171,768)
Accumulated other comprehensive loss	(1,611)	(1,647)
Stockholders’ Equity in Rithm Property Trust Inc.	285,300	291,553
Noncontrolling interests	(455)	(456)
Total Stockholders’ Equity	284,845	291,097
Total Liabilities and Equity	$928,744	$1,041,527
(1)Residential mortgage loans held-for-investment (“HFI”), net includes $346.9 million and $361.6 million of loans as of June 30, 2026 and December 31, 2025, respectively, transferred to consolidated securitization trusts. These loans can only be used to settle obligations of the trusts. Secured bonds payable, net consists of notes issued by such trusts that can only be settled with the assets and cash flows of such specific trust. The creditors do not have recourse to Rithm Property Trust Inc.
(2)Commercial mortgage-backed securities (“CMBS”), at fair value had an amortized cost of $84.3 million and $273.4 million as of June 30, 2026 and December 31, 2025, respectively.
(3)Includes residential mortgage-backed securities (“RMBS”) available-for-sale (“AFS”), at fair value of $48.0 million and $49.2 million which had amortized cost of $47.8 million and $48.8 million as of June 30, 2026 and December 31, 2025, respectively. RMBS investments in beneficial interests carried at amortized cost are net of loss allowance of $0.0 million as of June 30, 2026 and December 31, 2025.
(4)Includes commercial real estate (“CRE”) equity method investments at fair value of $61.9 million and $61.6 million as of June 30, 2026 and December 31, 2025, respectively.
(5)Residential transition loans (“RTLs” and each, an “RTL”), at fair value had an amortized cost of $117.6 million as of June 30, 2026.
(6)Includes $0.2 million and $0.0 million of unamortized financing costs as of June 30, 2026 and December 31, 2025, respectively.

See notes to consolidated financial statements.
1

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Interest Income
Interest income	$12,335	$13,636	$24,871	$26,836
Interest expense	(8,279)	(9,423)	(17,187)	(18,809)
Net interest income	4,056	4,213	7,684	8,027

Expenses
Related party loan servicing fee	557	493	1,023	1,003
Related party management fee	1,614	1,603	3,218	3,047
Professional fees	1,219	854	2,900	1,749
General and administrative	1,037	1,011	2,132	1,915
Total expense	4,427	3,961	9,273	7,714

Other Income (Loss)
Realized and unrealized gains (losses), net	2,959	564	2,836	(3,880)
Other income (loss), net	(563)	1,109	(1,216)	1,965
Total other income (loss), net	2,396	1,673	1,620	(1,915)

Income (Loss) Before Income Taxes	2,025	1,925	31	(1,602)
Income tax expense (benefit)	20	26	15	(109)
Net Income (Loss)	2,005	1,899	16	(1,493)
Net income attributable to the noncontrolling interests	—	1	1	4
Net Income (Loss) Attributable to Rithm Property Trust Inc.	2,005	1,898	15	(1,497)
Dividends on preferred stock	1,290	1,286	2,580	1,636
Net Income (Loss) Attributable to Common Stockholders	$715	$612	$(2,565)	$(3,133)

Net Income (Loss) per Share of Common Stock
Basic	$0.09	$0.08	(0.33)	(0.41)
Diluted	$0.09	$0.08	(0.33)	(0.41)
Weighted Average Number of Shares of Common Stock Outstanding(1)
Basic	7,745,779	7,569,792	7,684,474	7,569,484
Diluted	7,745,779	7,570,061	7,684,474	7,569,484
(1)The prior period share and per share amounts were adjusted to reflect the impact of the one-for-six reverse stock split of the Company’s common stock which took effect on December 30, 2025. Unless otherwise indicated, all share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$715	$612	$(2,565)	$(3,133)
Other Comprehensive Income (Loss):
Unrealized gain (loss) on AFS securities	(210)	640	(245)	5,064
Reclassification to earnings of unrealized loss on debt securities AFS transferred to held-to-maturity	140	141	281	575
Comprehensive Income (Loss)	$645	$1,393	$(2,529)	$2,506

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of March 31, 2026	2,084,232	$50,785	7,661,770	$77	$427,081	$(11,596)	$(177,773)	$(1,541)	$287,033	$(455)	$286,578
Net income	—	—	—	—	—	—	2,005	—	2,005	—	2,005
Stock-based management fee to Manager	—	—	110,794	1	3,217	—	—	—	3,218	—	3,218
Common dividend declared	—	—	—	—	—	—	(5,596)	—	(5,596)	—	(5,596)
Preferred dividend accrued	—	—	—	—	—	—	(1,290)	—	(1,290)	—	(1,290)
Unrealized losses on AFS securities	—	—	—	—	—	—	—	(210)	(210)	—	(210)
Reclassification of unrealized loss to earnings on debt securities AFS transferred to held-to-maturity	—	—	—	—	—	—	—	140	140	—	140
Balance as of June 30, 2026	2,084,232	$50,785	7,772,564	$78	$430,298	$(11,596)	$(182,654)	$(1,611)	$285,300	$(455)	$284,845

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of March 31, 2025	2,084,232	$50,785	7,570,125	$471	$425,052	$(11,594)	$(164,510)	$(4,133)	$296,071	$(151)	$295,920
Net income	—	—	—	—	—	—	1,898	—	1,898	1	1,899
Common dividend declared	—	—	—	—	—	—	(2,725)	—	(2,725)	—	(2,725)
Preferred dividend accrued	—	—	—	—	—	—	(1,286)	—	(1,286)	—	(1,286)
Unrealized gains on AFS securities	—	—	—	—	—	—	—	640	640	—	640
Reclassification of unrealized loss to earnings on debt securities AFS transferred to held-to-maturity	—	—	—	—	—	—	—	141	141	—	141
Balance as of June 30, 2025	2,084,232	$50,785	7,570,125	$471	$425,052	$(11,594)	$(166,623)	$(3,352)	$294,739	$(150)	$294,589

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
(dollars in thousands, except per share data)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 31, 2025	2,084,232	$50,785	7,571,699	$76	$425,703	$(11,596)	$(171,768)	$(1,647)	$291,553	$(456)	$291,097
Net income	—	—	—	—	—	—	15	—	15	1	16
Stock-based management fee to Manager	—	—	216,481	2	4,819	—	—	—	4,821	—	4,821
Common dividend declared	—	—	—	—	—	—	(8,321)	—	(8,321)	—	(8,321)
Stock repurchase	—	—	(15,227)	—	(224)	—	—	—	(224)	—	(224)
Preferred dividend accrued	—	—	—	—	—	—	(2,580)	—	(2,580)	—	(2,580)
Unrealized losses on AFS securities	—	—	—	—	—	—	—	(245)	(245)	—	(245)
Other	—	—	(389)	—	—	—	—	—	—	—	—
Reclassification of unrealized loss to earnings on debt securities AFS transferred to held-to-maturity	—	—	—	—	—	—	—	281	281	—	281
Balance as of June 30, 2026	2,084,232	$50,785	7,772,564	$78	$430,298	$(11,596)	$(182,654)	$(1,611)	$285,300	$(455)	$284,845

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
(dollars in thousands, except per share data)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 31, 2024	—	$—	7,570,125	$471	$425,039	$(11,594)	$(158,003)	$(8,991)	$246,922	$(154)	$246,768
Net loss	—	—	—	—	—	—	(1,497)	—	(1,497)	4	(1,493)
Issuance of Series C Preferred Stock	2,084,232	50,785	—	—	—	—	—	—	50,785	—	50,785
Stock-based compensation expense	—	—	—	—	13	—	—	—	13	—	13
Common dividend declared	—	—	—	—	—	—	(5,487)	—	(5,487)	—	(5,487)
Preferred dividend accrued	—	—	—	—	—	—	(1,636)	—	(1,636)	—	(1,636)
Unrealized gains on AFS securities	—	—	—	—	—	—	—	5,064	5,064	—	5,064
Reclassification of unrealized loss to earnings on debt securities AFS transferred to held-to-maturity	—	—	—	—	—	—	—	575	575	—	575
Balance as of June 30, 2025	2,084,232	$50,785	7,570,125	$471	$425,052	$(11,594)	$(166,623)	$(3,352)	$294,739	$(150)	$294,589

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$16	$(1,493)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based management termination fee and compensation expense	—	13
Mark-to-market on residential mortgage loans held-for-sale, net	326	(3,488)
Mark-to-market adjustment on securities carried at fair value	105	4,771
Mark-to-market adjustment on RTLs, at fair value	(142)	—
Mark-to-market adjustment on CRE equity method investments, at fair value	(1,391)	—
Discount accretion on mortgage loans	(334)	(471)
Interest and discount accretion on investment in debt securities	(527)	(569)
Discount accretion on investments in beneficial interests	(4,193)	(3,084)
Gain on sale of residential mortgage loans	(211)	(100)
Gain on sale of real estate owned properties	(25)	(355)
Loss on sale of securities	152	3,037
Impairment of real estate owned	154	171
Amortization of debt discount and prepaid financing costs	681	775
Undistributed gain from investment in affiliates	(379)	(550)
Net change in operating assets and liabilities:
Other assets	147	1,913
Accrued expenses and other liabilities	1,655	(2,200)
Net cash used in operating activities	(3,966)	(1,630)
Cash Flows from Investing Activities
Principal paydowns on mortgage loans	15,944	19,371
Proceeds from sale of mortgage loans	11,994	1,758
Purchase of CMBS, at fair value	—	(49,075)
Purchase of RTLs, at fair value	(102,988)	—
Principal and interest collection on mortgage-backed securities	34,678	25,121
Proceeds from sales of RMBS AFS	—	14,341
Proceeds from sales of CMBS	159,403	—
Draws on RTLs	(12,715)	—
Paydown on other investments	—	5,527
Proceeds from sale of real estate owned, held-for-sale	177	1,164
Investment in equity investments	—	(17,500)
Distribution from affiliates	2,758	999
Net cash provided by investing activities	109,251	1,706
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	—	50,785
Net change in repurchase financing agreements	(95,731)	5,937
Repayments on secured bonds payable	(14,244)	(16,934)
Repurchase of common stock	(224)	—
Dividends paid on common stock and preferred stock	(8,104)	(5,487)
Net cash provided by (used in) financing activities	(118,303)	34,301
Net Change in Cash and Cash Equivalents and Restricted Cash	(13,018)	34,377

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	80,132	64,252
Cash and Cash Equivalents and Restricted Cash, End of Period	$67,114	$98,629

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$16,288	$18,142

Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock settled for management fee and compensation expense	$4,821	$—
Net transfer of loans to real estate owned	830	92
Reclassification of unrealized loss to earnings on debt securities AFS transferred to held-to-maturity	281	575
Unrealized gain (loss) on AFS securities	(245)	5,064

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$66,703	$98,629
Restricted cash	411	—
Total Cash and Cash Equivalents and Restricted Cash	$67,114	$98,629

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
1. BUSINESS AND ORGANIZATION

Rithm Property Trust Inc. (“Rithm Property Trust” or the “Company”) is an opportunistic commercial real estate (CRE) investment vehicle externally managed by an affiliate of Rithm Capital Corp. (together with its subsidiaries, “Rithm”). Rithm Property Trust is a Maryland corporation that is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is headquartered in New York, New York.

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

The Operating Partnership, through interests in certain entities, as of June 30, 2026 and December 31, 2025, held 99.7% of Rithm Property Trust II REIT Inc. (“Rithm Property Trust II REIT”), which owns Great Ajax II Depositor LLC (“Great Ajax II Depositor”), formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Also as of June 30, 2026 and December 31, 2025, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.

The Company previously completed a strategic transaction with Rithm in which (i) the Company entered into a Securities Purchase Agreement (the “SPA”) with Rithm and pursuant thereto sold shares of its common stock to Rithm, and (ii) the Company entered into a management agreement, dated June 11, 2024 (as amended by that First Amendment, dated October 18, 2024, and that Second Amendment, dated February 12, 2026, and as may be further amended, modified or supplemented from time to time, the “Management Agreement”) with RCM GA Manager LLC, a subsidiary of Rithm (“RCM GA” or the “Manager”), pursuant to which the Manager serves as the Company’s external manager.

The Company conducts its business through the following reportable segments: (i) Residential and (ii) Commercial. The Company’s Commercial segment is focused on investments in the CRE sector, including origination, acquisition and management of portfolios of CMBS, RTLs, commercial real property, commercial mortgage loans and other CRE investments. The Residential segment is focused on managing the Company’s legacy residential mortgage portfolio, including whole mortgage loans, RMBS and beneficial interests.

The consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 18, 2026 (the “Annual Report”).

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The Company consolidates two entities with noncontrolling ownership interests held by third parties. Ajax Mortgage Loan Trust 2017-D (“2017-D”) is a securitization trust that holds mortgage loans, REO properties and secured bonds payable. The Company held 50.0% in 2017-D as of June 30, 2026 and December 31, 2025. Rithm Property Trust II REIT wholly owns Great Ajax II Depositor, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and certain additional trusts the Company may form for additional secured bonds payable. Rithm Property Trust II REIT was 99.7% owned by the Company as of June 30, 2026 and December 31, 2025. The Company recognizes noncontrolling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors.

Reclassifications — Certain prior period amounts in the Company’s consolidated financial statements and respective notes have been reclassified to conform to the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities or stockholders’ equity.

Risks and Uncertainties — In the normal course of its business, the Company primarily encounters two significant types of economic risk: credit risk and market risk. The Company is subject to credit risk in connection with its investment in mortgage loans, including residential mortgage loans, RTLs and commercial mortgage loans. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and loss severity risk, which is the risk of loss upon a borrower’s default on a mortgage loan or other secured or unsecured loan. Loss severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying the Company’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, the Company believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of the Company’s assets are dependent on the ability of Newrez LLC (“Newrez” or the “Residential Servicer”) and Genesis Capital LLC (“Genesis”) to perform their respective servicing obligations with respect to the residential mortgage loans or RTLs, respectively, or other underlying loans and securities.

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

Recently Adopted Accounting Standards — In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses for current accounts receivable and current contract assets under FASB Accounting Standards Codification 606 - Revenues from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted this ASU on January 1, 2026 on a prospective basis and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Income before income taxes is the measure of segment profit and loss that is determined in accordance with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements and used by the CODM to evaluate segment results. It is also one of the factors considered in determining capital allocation among the segments and assessing performance for each segment.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables summarize segment financial information, including the Corporate category explained above, which in total reconciles to the same data on a consolidated basis:

	Three Months Ended June 30, 2026
	Residential	Commercial	Corporate Category	Total
Interest income	$8,208	$3,462	$665	$12,335
Interest expense	(3,250)	(1,831)	(3,198)	(8,279)
Net interest income (expense)	4,958	1,631	(2,533)	4,056

Related party loan servicing fee	447	110	—	557
Related party management fee	—	—	1,614	1,614
Professional fees	—	4	1,215	1,219
General and administrative	6	—	1,031	1,037
Total expense	453	114	3,860	4,427

Realized and unrealized gains (losses), net	(65)	3,024	—	2,959
Other loss, net	—	(563)	—	(563)
Total other income (loss), net	(65)	2,461	—	2,396

Income (loss) before income taxes	4,440	3,978	(6,393)	2,025
Income tax expense	—	—	20	20
Net Income (Loss)	$4,440	$3,978	$(6,413)	$2,005

	Three Months Ended June 30, 2025
	Residential	Commercial	Corporate Category	Total
Interest income	$7,909	$4,485	$1,242	$13,636
Interest expense	(3,630)	(2,946)	(2,847)	(9,423)
Net interest income (expense)	4,279	1,539	(1,605)	4,213

Related party loan servicing fee	493	—	—	493
Related party management fee	—	—	1,603	1,603
Professional fees	—	9	845	854
General and administrative	86	43	882	1,011
Total expense	579	52	3,330	3,961

Realized and unrealized gains (losses), net	2,685	(2,121)	—	564
Other income, net	50	1,059	—	1,109
Total other income (loss), net	2,735	(1,062)	—	1,673

Income (loss) before income taxes	6,435	425	(4,935)	1,925
Income tax expense (benefit)	(33)	—	59	26
Net Income (Loss)	$6,468	$425	$(4,994)	$1,899

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Six Months Ended June 30, 2026
	Residential	Commercial	Corporate Category	Total
Interest income	$15,955	$7,656	$1,260	$24,871
Interest expense	(6,536)	(4,232)	(6,419)	(17,187)
Net interest income (expense)	9,419	3,424	(5,159)	7,684

Related party loan servicing fee	913	110	—	1,023
Related party management fee	—	—	3,218	3,218
Professional fees	—	4	2,896	2,900
General and administrative	13	4	2,115	2,132
Total expense	926	118	8,229	9,273

Realized and unrealized gains (losses), net	(244)	3,080	—	2,836
Other loss, net	—	(1,216)	—	(1,216)
Total other income (loss), net	(244)	1,864	—	1,620

Income (loss) before income taxes	8,249	5,170	(13,388)	31
Income tax expense	—	—	15	15
Net Income (Loss)	$8,249	$5,170	$(13,403)	$16

	Six Months Ended June 30, 2025
	Residential	Commercial	Corporate Category	Total
Interest income	$16,371	$8,567	$1,898	$26,836
Interest expense	(7,284)	(4,777)	(6,748)	(18,809)
Net interest income (expense)	9,087	3,790	(4,850)	8,027

Related party loan servicing fee	1,003	—	—	1,003
Related party management fee	—	—	3,047	3,047
Professional fees	—	14	1,735	1,749
General and administrative	93	43	1,779	1,915
Total expense	1,096	57	6,561	7,714

Realized and unrealized gains (losses), net	891	(4,771)	—	(3,880)
Other income (loss), net	632	1,737	(404)	1,965
Total other income (loss), net	1,523	(3,034)	(404)	(1,915)

Income (loss) before income taxes	9,514	699	(11,815)	(1,602)
Income tax expense (benefit)	(171)	—	62	(109)
Net Income (Loss)	$9,685	$699	$(11,877)	$(1,493)

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Residential	Commercial	Corporate Category	Total
As of June 30, 2026
Total assets	$560,282	$299,122	$69,340	$928,744
CRE equity method investments	—	79,466	—	79,466
As of December 31, 2025
Total assets	$588,704	$370,949	$81,874	$1,041,527
CRE equity method investments	—	79,168	—	79,168
4. RESIDENTIAL MORTGAGE LOANS

The activity in and the balances of the Company’s residential mortgage loan portfolio are presented in the table below:

	Three Months Ended June 30,
	2026		2025
	Residential Mortgage Loans HFI, Net	Residential Mortgage Loans Held-for-Sale, Net	Residential Mortgage Loans HFI, Net	Residential Mortgage Loans Held-for-Sale, Net
Beginning carrying value	$356,137	$28,450	$386,997	$27,469
Accretion recognized	4,172	—	4,562	—
Payments received on loans, net	(12,045)	(701)	(12,618)	(745)
Unrealized gain (loss) on residential mortgage loans held-for-sale, net	—	(230)	—	2,519
Reclassifications to REO	(117)	(20)	(46)	—
Sale of residential mortgage loans	—	(11,784)	—	(1,658)
Other	—	357	(1)	3
Ending Carrying Value	$348,147	$16,072	$378,894	$27,588

	Six Months Ended June 30,
	2026		2025
	Residential Mortgage Loans HFI, Net	Residential Mortgage Loans Held-for-Sale, Net	Residential Mortgage Loans HFI, Net	Residential Mortgage Loans Held-for-Sale, Net
Beginning carrying value	$362,829	$29,419	$396,052	$27,788
Accretion recognized	8,487	—	9,454	—
Payments received on loans, net	(22,674)	(1,422)	(26,320)	(1,838)
Unrealized gain (loss) on residential mortgage loans held-for-sale, net	—	(326)	—	3,489
Reclassifications to REO	(495)	(335)	(92)	(196)
Sale of residential mortgage loans	—	(11,783)	—	(1,658)
Other	—	519	(200)	3
Ending Carrying Value	$348,147	$16,072	$378,894	$27,588

Residential mortgage loans, held at the Operating Partnership, are classified as held-for-sale (“HFS”) and are measured at the lower of amortized cost or fair value on an aggregated basis for assets with similar risk characteristics. Loans held at Rithm Property Trust II REIT are classified as HFI and are subject to Accounting Standards Codification 326, Financial Instruments - Credit Losses (“CECL”). The Company applies a legal entity-based approach in evaluating its residential mortgage loans HFI, based on the relatively homogeneous characteristics of the loans within each entity. Accordingly, the Company utilizes the following five pools:

1.Ajax Mortgage Trust 2019-D (“2019-D”);

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
2.Ajax Mortgage Trust 2019-F (“2019-F”);
3.Ajax Mortgage Trust 2020-B (“2020-B”);
4.Ajax Mortgage Trust 2021-A (“2021-A”); and
5. 18-1 LLC.

The following table presents information regarding the year of origination of the Company’s residential mortgage loan portfolio by basis:

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
2019-D	$—	$—	$—	$—	$—	$82,654	$82,654
2019-F	—	—	—	—	—	77,138	77,138
2020-B	—	—	—	—	—	82,513	82,513
2021-A	—	—	—	—	—	104,636	104,636
18-1 LLC	—	—	—	—	—	1,206	1,206
Residential Mortgage Loans HFI, Net	$—	$—	$—	$—	$—	$348,147	$348,147

Residential Mortgage Loans HFS, Net	$—	$—	$—	$—	$250	$15,822	$16,072

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
2019-D	$—	$—	$—	$—	$—	$85,105	$85,105
2019-F	—	—	—	—	—	81,025	81,025
2020-B	—	—	—	—	—	86,096	86,096
2021-A	—	—	—	—	—	109,382	109,382
18-1 LLC	—	—	—	—	—	1,221	1,221
Residential Mortgage Loans HFI, Net	$—	$—	$—	$—	$—	$362,829	$362,829

Residential Mortgage Loans HFS, Net	$—	$—	$—	$600	$370	$28,449	$29,419

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

During the three and six months ended June 30, 2026 and 2025, the Company had no activity related to the allowance for expected credit losses on residential mortgage loans HFI, net, and no allowance was recorded as of June 30, 2026 and December 31, 2025.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables set forth the carrying value of the Company’s residential mortgage loans by delinquency status as of June 30, 2026 and December 31, 2025. Each column indicates the carrying value of loans which are past due on such mortgage payment for the applicable number of days presented or for which the Company has initiated foreclosure proceedings.

	June 30, 2026
	Current	30	60	90	Foreclosure	Total
2019-D	$75,030	$3,831	$476	$1,639	$1,678	$82,654
2019-F	62,764	7,332	5,068	668	1,306	77,138
2020-B	63,901	8,581	3,193	2,757	4,081	82,513
2021-A	90,744	7,607	2,562	1,435	2,288	104,636
18-1 LLC	1,173	33	—	—	—	1,206
Residential Mortgage Loans HFI, Net	$293,612	$27,384	$11,299	$6,499	$9,353	$348,147

Residential Mortgage Loans HFS, Net	$6,970	$2,448	$1,222	$1,273	$4,159	$16,072

	December 31, 2025
	Current	30	60	90	Foreclosure	Total
2019-D	$77,410	$3,666	$—	$2,518	$1,511	$85,105
2019-F	65,283	9,049	—	5,593	1,100	81,025
2020-B	66,186	8,995	57	5,723	5,135	86,096
2021-A	96,885	5,955	389	3,883	2,270	109,382
18-1 LLC	1,187	34	—	—	—	1,221
Residential Mortgage Loans HFI, Net	$306,951	$27,699	$446	$17,717	$10,016	$362,829

Residential Mortgage Loans HFS, Net	$13,805	$5,084	$10	$3,861	$6,659	$29,419

The following tables summarizes the geographic distribution of the Company’s residential mortgage loans for the top 10 states as of June 30, 2026 and December 31, 2025:

	June 30, 2026
State Concentration	Unpaid Principal Balance (“UPB”)	% UPB
California	$112,186	29.1%
Florida	44,487	11.5%
New York	32,561	8.5%
New Jersey	23,454	6.1%
Maryland	20,882	5.4%
Virginia	14,269	3.7%
Illinois	14,180	3.7%
Georgia	13,358	3.5%
Texas	10,984	2.9%
North Carolina	10,357	2.7%
Other	88,538	22.9%
Total Residential Mortgage Loans	$385,256	100.0%

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

5. RESIDENTIAL TRANSITION LOANS

During the second quarter of 2026, the Company acquired RTLs, consisting of multifamily transitional loans, originated by Genesis and held by Rithm Loan Aggregation Trust (the “RTL Seller”), both subsidiaries of Rithm and affiliates of the Company, pursuant to a Flow Mortgage Loan Purchase and Sale Agreement (the “Flow MLPA”). The RTLs are measured at fair value with changes in fair value recognized in earnings under the fair value option election.

RTLs are presented net of construction holdbacks, interest reserves and credit holdbacks. Loan fee income (including origination, extension and amendment fees) is recognized as interest income at origination or amendment rather than deferred. Interest income, including amounts funded through interest reserves, is recognized on an accrual basis. The accrual of interest income is generally suspended when a loan is in contractual default or, in certain cases, when the interest reserve has been depleted and collection is not expected. Any previously accrued interest may be reversed, and interest income is recognized on a cash basis until the loan becomes contractually current or collectability is otherwise supported.

The following table summarizes the characteristics of the Company’s RTLs, at fair value by loan type:

	June 30, 2026
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(1)
Construction	$68,564	58.2%	8	72.7%	10.4%	25	76.8% / 62.8%
Bridge	19,612	16.7%	1	9.1%	9.6%	24	76.3%
Renovation	29,554	25.1%	2	18.2%	10.1%	31	65.0% / 51.2%
	$117,730	100.0%	11	100.0%	10.2%	26	N/A
(1)Weighted by commitment loan-to-value for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the activity of RTLs, at fair value on the consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning carrying value	$—	$—	$—	$—
Purchases	102,988	—	102,988	—
Construction holdbacks and draws	14,600	—	14,600	—
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	16	—	16	—
Other factors	126	—	126	—
Ending Carrying Value	$117,730	$—	$117,730	$—

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in RTLs, at fair value on the consolidated balance sheets:

	June 30, 2026
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$116,724	$117,730	$1,006
90+	—	—	—
Total	$116,724	$117,730	$1,006

See Note 10 regarding the financing of RTLs.

6. DEBT SECURITY INVESTMENTS

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
During the three months ended June 30, 2026 and 2025, the Company recognized $0.2 million and $(2.1) million, respectively, of fair value gains (losses) in current period earnings on securities carried at fair value. During the six months ended June 30, 2026 and 2025, the Company recognized $0.0 million and $(7.8) million, respectively, of fair value gains (losses) in current period earnings on securities carried at fair value.

During the six months ended June 30, 2025, $3.6 million of losses were reclassified from other comprehensive loss to realized loss in connection with the sale of RMBS AFS with a par value of $20.7 million. There were no sales of RMBS in the three and six months ended June 30, 2026 or in the three months ended June 30, 2025. Changes in unrealized gains and losses on securities carried at fair value are recorded in realized and unrealized gains (losses), net in the consolidated statements of operations, while those on RMBS AFS securities are recorded in unrealized gain (loss) on AFS securities in the consolidated statements of comprehensive income (loss).

During the three and six months ended June 30, 2026, the Company did not acquire any CMBS. During the three and six months ended June 30, 2025, the Company acquired $2.4 million and $49.1 million in par of CMBS, respectively. During the three and six months ended June 30, 2026, the Company sold $66.0 million and $159.5 million of CMBS, respectively. There were no sales of CMBS in the three and six months ended June 30, 2025.

The following table presents information regarding the Company’s investments in debt securities:

	June 30, 2026
	Basis(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS, at fair value	$84,268	$170	$(73)	$84,365
RMBS:
RMBS AFS, at fair value	47,805	478	(293)	47,990
Debt securities HTM at amortized cost, net of allowance for credit losses of $0	39,623	—	(1,582)	38,041
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $0	102,224	9,300	(34,884)	76,640
RMBS	189,652	9,778	(36,759)	162,671

Total Debt Security Investments	$273,920	$9,948	$(36,832)	$247,036
(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.

	December 31, 2025
	Basis(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS, at fair value	$273,421	$596	$(234)	$273,783
RMBS:
RMBS AFS, at fair value	48,810	648	(218)	49,240
Debt securities HTM at amortized cost, net of allowance for credit losses of $0	41,528	—	(1,210)	40,318
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $0	99,179	9,327	(42,257)	66,249
RMBS	189,517	9,975	(43,685)	155,807

Total Debt Security Investments	$462,938	$10,571	$(43,919)	$429,590
(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables present a breakdown of the Company’s gross unrealized gains and losses on its investments in RMBS AFS grouped by due date:

	June 30, 2026
	Step-Up Date(s)(1)	Basis(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
RMBS due March 2060	n/a	$4,060	$106	$—	$4,166
RMBS due January 2061(3)	n/a	5,446	—	(15)	5,431
RMBS due June 2061	n/a	9,056	309	—	9,365
RMBS due October 2061(3)	April 2029	5,017	—	(142)	4,875
RMBS due March 2062(3)	May 2029	5,302	—	(136)	5,166
RMBS due July 2062	February 2030	8,811	6	—	8,817
RMBS due October 2062	October 2026	4,185	4	—	4,189
RMBS due May 2063	July 2030	5,928	53	—	5,981
RMBS AFS, at Fair Value		$47,805	$478	$(293)	$47,990
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

The following table presents accretable interest income on debt securities and accretable yield on beneficial interests recognized for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income on CMBS	$1,586	$4,354	$5,276	$8,436
Interest income on RMBS AFS and HTM	1,274	1,486	2,540	2,903
Accretable yield recognized on RMBS beneficial interests	2,430	1,400	4,193	3,084
	$5,290	$7,240	$12,009	$14,423

The Company generally recognizes accretable yield on its beneficial interests and increases and decreases in the net present value of expected cash flows in earnings in the period in which they occur.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Under CECL, a loss is recorded to increase the allowance for expected credit losses when there is a reduction in the Company’s expected future cash flows compared to contractual amounts due. A loss reversal is recognized if there is an increase in expected future cash flows to the extent an allowance has been recorded against the beneficial interest or RMBS HTM. If there is no allowance for expected credit losses recorded against a beneficial interest or RMBS HTM, any increase in expected cash flows is recognized prospectively as a change in yield. Management assesses the credit quality of the portfolio and the adequacy of loss reserves on a quarterly basis, or more frequently as necessary.

During the three and six months ended June 30, 2026 and 2025, the Company had no activity related to the allowance for expected credit losses for investments in RMBS HTM and beneficial interests. Accordingly, no allowance was recorded as of June 30, 2026 and December 31, 2025.

7. FAIR VALUE MEASUREMENTS

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables present financial assets recorded at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025. There were no financial liabilities recorded at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

June 30, 2026	Carrying Value	Level 1	Level 2	Level 3
Assets:
RTLs, at fair value	$117,730	$—	$—	$117,730
CMBS, at fair value	84,365	—	84,365	—
RMBS AFS, at fair value	47,990	—	47,990	—
CRE equity method investments	61,884	—	—	61,884
Other assets	17,150	—	—	17,150
Total	$329,119	$—	$132,355	$196,764

December 31, 2025	Carrying Value	Level 1	Level 2	Level 3
Assets:
CMBS, at fair value	$273,783	$—	$273,783	$—
RMBS AFS, at fair value	49,237	—	49,237	—
CRE equity method investments	61,578	—	—	61,578
Other assets	17,189	—	—	17,189
Total	$401,787	$—	$323,020	$78,767

Reconciliation of Fair Value Measurements Categorized within Level 3

Gains and losses on Level 3 investments are recorded in realized and unrealized gains (losses), net in the consolidated statements of operations.

The following tables summarize the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis for the six months ended June 30, 2026 and 2025:

	December 31, 2025	Transfers In / (Out) of Level 3	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	June 30, 2026	Changes in Unrealized Gains (Losses) included in Earnings Related to Financial Assets Still Held at the Reporting Date
Assets:
RTLs	$—	$—	$117,588	$—	$142	$117,730	$142
CRE equity method investments	61,578	—	1,287	(1,726)	745	61,884	1,823
Other assets	17,189	(39)	—	—	—	17,150	—

	December 31, 2024	Transfers In / (Out) of Level 3	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	June 30, 2025	Changes in Unrealized Gains (Losses) included in Earnings Related to Financial Assets Still Held at the Reporting Date
Assets:
CRE equity method investments	$29,916	$—	$—	$(5,527)	$(2,824)	$21,565	$(2,824)

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Residential Transition Loans

The Company classifies RTLs as Level 3 in the fair value hierarchy. As of June 30, 2026, the Company’s RTLs were performing and were valued using an income approach through pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates and may include adjustments based on consensus pricing (broker quotes).

Significant increases (decreases) in default rates, loss severity assumptions or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.

The following table summarizes certain information regarding the weighted averages of significant inputs (weighted by fair value) used in valuing performing RTLs, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	Default Rate	Loss Severity
June 30, 2026	$117,730	7.8%	50.0%	0.5%	25.0%

CRE Equity Method Investments

The Company holds an investment in a REIT, Gaea Real Estate Corp. (“Gaea”). As of June 30, 2026 and December 31, 2025, the fair value of Gaea was determined based on the estimated liquidation proceeds of the entity. The fair value of the Company’s investment in Gaea was $8.6 million and $11.6 million as of June 30, 2026 and December 31, 2025, respectively, and is presented within CRE equity method investments on the consolidated balance sheets.

As of June 30, 2026, the fair value of the Company’s investment in the Aggregators (as defined in Note 8) was $53.3 million. As of December 31, 2025, the purchase price of the investment of $50.0 million approximated fair value. This investment is presented within CRE equity method investments on the consolidated balance sheets. The fair value of the investment is determined using an income approach, which estimates fair value based on projected net operating income of the underlying high quality office properties. Significant unobservable inputs used in the valuation include a discount rate and capitalization rates, which reflect current market conditions and the risks inherent in the underlying properties and cash flows. Changes in these assumptions could have a material impact on the estimated fair value. The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Company’s investment in the Aggregators:

	Discount Rate	Capitalization Rate
June 30, 2026	7.3% – 10.0% (8.6%)	6.0% – 9.0% (7.1%)
December 31, 2025	8.3% – 13.4% (10.1%)	5.5% – 7.3% (6.2%)

Other Assets

The Company originated a commercial loan during the third quarter of 2025. The fair value of this loan was $17.2 million as of June 30, 2026 and December 31, 2025, and is presented within other assets on the consolidated balance sheets. The Company relies on the Manager’s pricing model, as well as vendor pricing, to estimate the underlying cash flows expected to be collected on the loan. Risks inherent in the Company’s commercial loan portfolio affecting the valuation of its loans include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, such as floods or wildfires, or a pandemic and damage to or delay in realizing the value of the underlying collateral. In addition, the Company assesses the expected cash flows from the commercial loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. As of June 30, 2026 and December 31, 2025, the significant unobservable quantitative input used for the fair value measurement of the commercial loan was a discount rate of 9.5% and 8.5%, respectively.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Financial Assets and Liabilities Not Carried at Fair Value

The following tables present financial assets and liabilities not carried at fair value, by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

June 30, 2026	Carrying Value	Level 1	Level 2	Level 3
Assets(2):
Residential mortgage loans HFI, net	$348,147	$—	$—	$303,958
Residential mortgage loans HFS, net	16,072	—	—	16,072
Investment in debt securities HTM(1)	39,623	—	38,041	—
Investment in beneficial interests(1)	102,224	—	—	76,640
Liabilities(2):
Secured bonds payable, net	$212,249	$—	$197,953	$—
Repurchase financing agreements	311,341	—	311,341	—
Unsecured notes, net	108,938	—	109,934	—
(1)Presented within residential mortgage-backed securities on the consolidated balance sheets.
(2)The table excludes cash and other short-term receivables and payables for which the carrying value approximates fair value due to their short term nature and are classified within Level 1.

December 31, 2025	Carrying Value	Level 1	Level 2	Level 3
Assets(2):
Residential mortgage loans HFI, net	$362,829	$—	$—	$325,220
Residential mortgage loans HFS, net	29,419	—	—	29,419
Investment in debt securities HTM(1)	41,528	—	40,318	—
Investment in beneficial interests(1)	99,179	—	—	66,249
Liabilities(2):
Secured bonds payable, net	$226,243	$—	$212,811	$—
Repurchase financing agreements	407,072	—	407,072	—
Unsecured notes, net	108,507	—	107,668	—
(1)Presented within residential mortgage-backed securities on the consolidated balance sheets.
(2)The table excludes cash and other short-term receivables and payables for which the carrying value approximates fair value due to their short term nature and are classified within Level 1.

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

The fair value of investments in CMBS, RMBS AFS and RMBS HTM and the fair value of secured bonds payable are determined using estimates provided by the Company’s third-party pricing vendors which are then reviewed to ensure the resulting yield is comparable to market yields for similar securities.
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

8. CRE EQUITY METHOD INVESTMENTS
The Company holds a 22.2% investment in Gaea, which is presented in CRE equity method investments on the Company’s consolidated balance sheets based on its board representation and other relevant facts and circumstances. The Company accounts for its investment at fair value under the fair value option with a carrying value of $8.6 million and $11.6 million as of June 30, 2026 and December 31, 2025, respectively. During the fourth quarter of 2025, Gaea adopted the liquidation basis of accounting and, as a result, no longer presents financial information on a going concern basis, including traditional asset classifications or net income. Accordingly, Gaea is not included in the summarized financial information presented below.

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

During the first quarter of 2025, the Company entered into a joint real estate venture with Rithm (the “Commercial Real Estate JV”) to fund a certain mortgage note receivable with a total commitment of $35.0 million, with each party contributing $17.5 million. The Company holds a 50% interest in the Commercial Real Estate JV, which is presented within CRE equity method investments on the Company’s consolidated balance sheets. The Company accounts for its investment under the equity method of accounting, with a carrying value of $17.6 million as of June 30, 2026 and December 31, 2025.

During the fourth quarter of 2025, the Company acquired an indirect minority interest in Paramount Group Operating Partnership LP (“PGOP”), which through its affiliates and joint ventures owns a portfolio (the “Elecor Portfolio”) of CRE properties in connection with Rithm’s acquisition of Paramount Group, Inc. (“Elecor”). In April 2026, Rithm announced the rebranding of the Paramount Group platform to Elecor Properties. The Elecor Portfolio consists of ten properties: 1633 Broadway, 1301 Avenue of the Americas, 1325 Avenue of the Americas, 31 W 52nd Street, 712 Fifth Avenue, 1600 Broadway and 900 3rd Avenue in New York, New York and One Market Plaza, 300 Mission Street and One Front Street in San Francisco, California. The Company made an initial cash investment of $50.0 million (the “Elecor Investment”), representing an approximately 3.9% limited partner interest, in both Rithm PGRE Aggregator LP and Rithm PGRE Aggregator II LP (collectively, the “Aggregators”), investment vehicles formed by Rithm, which indirectly hold the Elecor Portfolio. The Company committed to make additional capital contributions, up to $7.5 million, under certain circumstances. The Company accounted for its investment as an equity method investment, measured at fair value under the fair value option election and presented it in CRE equity method investments on the Company’s consolidated balance sheets.
The table below shows the net income for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ownership:

Net income of unconsolidated affiliates at 100%:

	Three Months Ended June 30,		Six Months Ended June 30,
Net income at 100%	2026	2025	2026	2025
Commercial Real Estate JV	$1,030	$1,091	$2,049	$1,908

Net income of unconsolidated affiliates at the Company’s share ownership:

	Three Months Ended June 30,		Six Months Ended June 30,
Net income at the Company’s share	2026	2025	2026	2025
Commercial Real Estate JV	$516	$546	$1,025	$954

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
9. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

During the third quarter of 2025, the Company originated a commercial loan in the amount of $21.4 million of which $17.2 million has been funded. The remaining unfunded loan commitment of $4.2 million is available to be drawn by the borrower subject to customary funding conditions. The commercial loan is carried at fair value and presented within other assets on the consolidated balance sheets. See Note 7 regarding fair value measurements.

In connection with the Company’s investment in the Aggregators, the Company committed to make additional capital contributions up to $7.5 million under certain circumstances. See Note 8 for additional information on this transaction.

As of June 30, 2026, the Company had commitments to fund additional advances on existing RTLs up to $110.9 million. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms and conditions regarding advances that must be met before the Company funds the commitments.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, the Company was not a party to, and its properties were not subject to any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

10. DEBT

Repurchase Agreements

The Company has entered into one repurchase facility whereby the Company acquires commercial loans or pools of RTLs which are then sold by the Company as “seller” to a counterparty, the “buyer.” Upon the time of the initial sale to the buyer, the Company, with a simultaneous agreement, also agreed to repurchase the commercial loans or pools of RTLs from the buyer. Interest is calculated based on a spread to one-month SOFR, subject to a floor. The advance rate is between 65% and 85% of the asset’s acquisition price.

The Company has also entered into one repurchase facility, substantially similar to the CRE repurchase facility, but where the pledged assets are pools of residential mortgage loans. Mortgage loans sold under this facility carries interest calculated based on a spread to one-month Secured Overnight Financing Rate (“SOFR”), which is fixed for the term of the borrowing. The advance rate is between 75% and 90% of the asset’s acquisition price. The obligations of the Company to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership.

As of June 30, 2026, the Company is also a party to six repurchase facilities, substantially similar to the CRE repurchase facility, but where the pledged assets are the Company’s investments in bonds and bonds retained from the Company’s securitization trusts. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time.

If the value of collateral underlying the repurchase financing agreements declines by more than a de minimis threshold, the counterparty could require the Company to post additional collateral, or margin, in the form of cash and cash equivalents.

The Company has effective control over all of the assets subject to these transactions; therefore, the Company’s repurchase financing agreements are accounted for as financing arrangements. The Operating Partnership, as guarantor, will provide to the buyers a limited guaranty (“Guaranty”) of certain losses incurred by the buyers in connection with certain events and/or the seller’s obligations under the mortgage loan purchase agreement, following the breach of certain covenants by the seller, the occurrence of certain bad acts by the seller, the occurrence of certain insolvency events of the seller or other events specified in the Guaranty. As security for its obligations under each Guaranty, the guarantor will pledge the trust certificate representing the guarantor’s 100% beneficial interest in the seller.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables set forth the details of the Company’s repurchase financing agreements and facilities:

	June 30, 2026
	Maturity Date	Amount Outstanding	Amount of Collateral		Interest Rate
Goldman Sachs - loans(1)	April 29, 2028	$87,889	$127,743		5.87%
Lucid - bonds(2)		$38,229	$45,000		4.25%
A bonds	July 16, 2026	38,229	45,000		4.25%
Barclays - bonds(2)		$53,063	$70,977		4.56%
A bonds	July 8, 2026	12,963	15,000		4.36%
	July 17, 2026	13,626	18,815		4.65%
	July 22, 2026	16,951	20,946		4.37%
B bonds	July 17, 2026	4,634	8,340		5.04%
	July 22, 2026	4,322	6,754		5.09%
M bonds	July 17, 2026	471	973		4.84%
	July 22, 2026	96	149		4.69%
Nomura - bonds(2)		$99,243	$185,121	(3)	5.19%
A bonds	September 30, 2026	8,161	11,731		5.28%
B bonds	September 21, 2026	1,539	4,101		5.43%
B bonds	September 30, 2026	38,699	71,622		5.07%
M bonds	September 30, 2026	17,734	26,019		4.94%
Beneficial Interests(4)	September 21, 2026	33,110	71,648		5.43%
Nomura - loans(5)	February 26, 2027	$12,248	$14,956		5.85%
Santander bonds(2)		$20,835	$24,366		4.31%
A Bonds	July 15, 2026	20,835	24,366		4.31%
Totals/Weighted Averages		$311,507	$468,163		5.12%
(1)Maximum borrowing capacity subject to pledging sufficient collateral as of June 30, 2026 was $300.0 million.
(2)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of June 30, 2026.
(3)Includes bonds that are consolidated on the Company’s balance sheet as of June 30, 2026.
(4)Collateral of beneficial interests presented at fair value, as disclosed in Note 7.
(5)Maximum borrowing capacity subject to pledging sufficient collateral as of June 30, 2026 was $400.0 million.

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
(4)Collateral of beneficial interests presented at fair value, as disclosed in Note 7.
(5)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2025 was $400.0 million.

Each Guaranty establishes a master netting arrangement; however, the arrangements do not meet the criteria for offsetting within the Company’s consolidated balance sheets. A master netting arrangement derives from contractual agreements entered into by two parties to multiple contracts that provides for the net settlement of all contracts covered by the agreements in the event of default under any one contract.

The outstanding borrowings under the Company’s repurchase facilities and the pledged value of the related loans and securities pledged as collateral are presented on a gross basis on the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025. The table below presents the gross amounts on the consolidated balance sheets for these arrangements:

	Gross Amounts Not Offset on Balance Sheet
	June 30, 2026	December 31, 2025
Gross amount of recognized liabilities	$311,507	$407,072
Gross amount of loans and securities pledged as collateral	468,163	553,927
Net Collateral Amount	$156,656	$146,855

Secured Bonds Payable

The Company uses securitizations as a primary financing structure. The Company is the primary beneficiary of certain securitization trusts, classified as VIEs, and therefore consolidates them. The loans held by the consolidated securitization trusts remain on the Company’s consolidated balance sheets, and the notes issued by such trusts and held by third parties are presented as secured bonds payable on the consolidated balance sheets. The securitization VIEs are structured as pass-through entities that receive principal and interest payments on the underlying mortgage loans and distribute those payments to the holders of the notes. The notes issued by the securitization trusts are secured solely by the mortgage loans held by the applicable trusts and are not obligations of the Company or secured by any of its other assets. The residential mortgage loans of the applicable trusts are the only source of repayment and interest on the notes issued by such trusts. The Company does not guarantee the obligations of the trusts under the terms of the governing agreements or otherwise. The Company’s exposure to the obligations of the VIEs is generally limited to its investments in the entities.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The Company’s rated securitization trusts are generally structured as “REIT TMP” transactions which allow the Company to issue multiple classes of securities without using a real estate mortgage investment conduit structure or being subject to an entity level tax. The Company’s rated securitization trusts generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the four rated securitization trusts outstanding at June 30, 2026.

Servicing for the residential mortgage loans in the Company’s securitization trusts is provided by Newrez, an affiliate of the Company, at a servicing fee of 0.42% of outstanding UPB and is paid monthly.

The following table sets forth the status of the notes held by third parties as of June 30, 2026 and December 31, 2025, and the original balance at the securitization cutoff date:

	June 30, 2026				December 31, 2025				Original Balances at Securitization Cutoff Date
Class of Notes	Carrying Value of Mortgages	Bond Principal Balance		Percentage of Collateral Coverage	Carrying Value of Mortgages	Bond Principal Balance		Percentage of Collateral Coverage	Mortgage UPB	Bond Principal Balance
2019-D	$82,654	$50,131		165%	$85,105	$52,508		162%	$193,301	$156,670
2019-F	77,138	37,940		203%	81,025	41,676		194%	170,876	127,673
2020-B	82,513	45,158		183%	86,096	48,894		176%	156,468	114,534
2021-A	104,636	79,421		132%	109,382	83,816		131%	206,506	175,116
	$346,941	$212,650	(1)	163%	$361,608	$226,894	(1)	159%	$727,151	$573,993
(1)Represents the gross amount of secured bonds payable and excludes the impact of deferred issuance costs of $0.4 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, the aggregate principal amount outstanding of the 2027 Notes was $110.0 million, and the aggregate unamortized discount and deferred issuance costs were $1.1 million and $1.5 million, respectively.

The following table presents interest expense on the 2027 Notes for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$2,716	$2,716	$5,432	$5,431
Amortization of discount and deferred expenses	215	215	430	430
Total Interest Expense on 2027 Notes	$2,931	$2,931	$5,862	$5,861

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The indenture governing the 2027 Notes restricts, among other things, the Company’s and certain of its subsidiaries’ ability to incur certain additional debt, make certain investments or acquisitions, sell certain assets, and merge, consolidate or transfer all or substantially all of its assets. Additionally, the indenture governing the 2027 Notes requires the Company to comply with certain maintenance requirements, including certain levels of cash and liquidity, such as: (i) Net Asset Value (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters must be equal to or greater than $240.0 million, plus the greater of (x) zero dollars and (y) 65% of the Company’s net equity capital activity; (ii) the ratio of the Adjusted Unencumbered Assets (as defined in the indenture agreement) as of the close of business on the last day of each of its fiscal quarters to the aggregate principal amount of the 2027 Notes outstanding as of each such date must be equal to or greater than 1.6:1.0; (iii) the ratio of the debt to equity as of the close of business on the last day of each of its fiscal quarters must be less than 4.0:1.0, (iv) a quarterly minimum liquidity covenant of $30.0 million. As of June 30, 2026, the Company was in compliance with all covenants.

11. RELATED PARTY TRANSACTIONS

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

Due from and Due to Related Parties

Amounts due from and due to related parties primarily relate to amounts arising from investment-related transactions and expenses funded on behalf of the Company by related parties. Amounts due from and due to related parties are presented within other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The Manager is entitled to an incentive fee, which is payable quarterly in arrears in cash or, at the election of the Manager, in shares of the Company’s common stock in an amount equal to 20% of the dollar amount by which (i) Earnings Available for Distribution (as defined below) exceeds the product of (A) the average common book value per share (excluding fair value marks, impairments, transaction/ deal expenses and associated tax impact and such other items that in the judgment of the Company officers should be excluded) of the common stock of the Company during such calendar quarter and (B) 8%. Notwithstanding either of the foregoing, no incentive fee will be payable to the Manager with respect to any period unless the Company’s cumulative Earnings Available for Distribution is greater than zero for the most recently completed four calendar quarters (which cumulative Earnings Available for Distribution shall be reset at the completion of every fourth quarter following the date hereof and each subsequent fourth quarter thereafter (each, a “Reset Date”) so as not to take into account prior calendar quarters), or, if less, (i) the number of completed calendar quarters since the date hereof or (ii) the number of completed calendar quarters since the last Reset Date. “Earnings Available for Distribution” is defined as net income (loss) as determined according to GAAP, excluding tax-effected, non-cash equity compensation expense and any unrealized gains or losses from mark-to-market valuation changes (including impairments) that are included in net income for the applicable period. The amount will be adjusted to exclude on a tax-effected basis (A) one-time events pursuant to changes in GAAP, (B) transaction and deal expenses that in the opinion of the Manager should be excluded for purposes of calculating Earnings Available for Distribution and be amortized over the life of the related investment/transaction and (C) non-cash items (including depreciation and amortization) that in the judgment of the Company’s officers should not be included in Earnings Available for Distribution, which adjustments in clauses (A), (B) and (C) shall only be excluded after discussions between the Manager and the Company’s Independent Directors (as defined in the Management Agreement) and after approval by a majority of the Company’s Independent Directors. Book value per share of common stock shall be as set forth in the consolidated financial statements of the Company prepared in accordance with GAAP.

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

The Company will be required to pay the Manager a termination fee in the event that the Management Agreement is terminated as a result of (i) a termination by the Company without cause, (ii) its decision not to renew the Management Agreement for reasons including the failure to agree on revised compensation, (iii) a termination by the Manager as a result of the Company becoming regulated as an “investment company” under the Investment Company Act of 1940, as amended, (other than as a result of the acts or omissions of the Manager in violation of investment guidelines approved by the Company’s Board of Directors) or (iv) a termination by the Manager if the Company defaults in the performance of any material term of the Management Agreement (subject to a notice and cure period). The termination fee will be equal to three times the combined base fee and incentive fees payable to the Manager during the 12-month period ended as of the end of the most recently completed fiscal quarter prior to the date of termination.

Residential Servicing Agreements

Until June 1, 2024, the Company and its affiliates were party to various servicing agreements with its former servicer, and on June 1, 2024, the former servicer transferred all of the servicing agreements for its mortgage loans and real property (the “Residential Servicing Agreements”) to Newrez, a subsidiary of Rithm and an affiliate of the Company, pursuant to a servicing transfer agreement.

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

Newrez is reimbursed for all customary, reasonable and necessary out-of-pocket costs and expenses incurred in the performance of its obligations, including the actual cost of any repairs and renovations to foreclosed property undertaken on the Company’s behalf. The total fees incurred by the Company for these services are dependent upon the following: (i) for fees based on mortgage loans, the total fees will be dependent upon the UPB and the type of mortgage loans that the Residential Servicer services; and (ii) for fees based on REO properties, property values, previous UPB of the relevant loan and the number of REO properties.

If any Residential Servicing Agreement has been terminated other than for cause and/or the Residential Servicer terminates any Residential Servicing Agreement, the Company will be required to pay a termination fee equal to the aggregate servicing fees payable under the applicable Residential Servicing Agreement for the immediately preceding 12-month period.

Equity Holdings by Rithm and Its Affiliates in the Company

As of June 30, 2026 and December 31, 2025, the Manager of the Company and its affiliates held 766,143 and 549,663 shares of its common stock, respectively, in addition to 544,154 exercisable 2024 Warrants (as defined in Note 14).

As of June 30, 2026, an affiliate of the Manager held 400,000 shares of the Company’s Series C Preferred Stock (as defined in Note 14) issued in the first quarter of 2025 at the public offering price of $25.00 per share.

Elecor Investment
In December 2025, as part of the execution of its CRE investment strategy, the Company acquired an indirect minority interest in PGOP, which through its affiliates and joint ventures owns the Elecor Portfolio, in connection with Rithm’s acquisition of Elecor. The Company made an aggregate cash contribution of $50.0 million in exchange for an indirect 3.9% ownership interest in the Aggregators, which indirectly hold the Elecor Portfolio. The Company also committed to make additional cash capital contributions of up to $7.5 million under certain circumstances in exchange for additional limited partnership interests. Affiliates of Rithm own the remaining limited partnership interests in PGOP through the aggregator vehicles and serve as the general partner of the aggregator vehicles. For information on investments in affiliates, see Note 8.
Flow MLPA & Genesis Servicing Agreement
During the second quarter of 2026, the Company entered into the Flow MLPA between a subsidiary of the Company and the RTL Seller, a subsidiary of Rithm and an affiliate of the Company, which provides that the Company or its subsidiaries may, from time to time, purchase, on a servicing-released basis, one or more portfolios of RTLs originated by Genesis that meet certain eligibility criteria. The Flow MLPA contains customary terms governing periodic RTL sales, including representations and warranties relating to the origination, underwriting, documentation and legal compliance of the RTLs, as well as the RTL Seller’s repurchase for loans that fail to conform to the requirements of the Flow MLPA. The Company’s obligation to purchase any mortgage loan is subject to standard conditions precedent, including, among other matters, the delivery of specified loan documentation. In May 2026, pursuant to the Flow MLPA, the Company purchased RTLs with a UPB of approximately $102.1 million for an aggregate purchase price of approximately $103.0 million.
In connection with the purchase of the RTLs, Genesis was appointed as servicer for the RTLs pursuant to a servicing agreement, dated April 29, 2026, between the Company (through its subsidiary) and Genesis (the “Genesis Servicing Agreement”). Genesis receives a servicing and asset management fee equal to 0.75% annually of the UPB of each RTL (or the fair market value of any related REO property) and is reimbursed for certain servicing-related expenses incurred in the performance of its obligations under the Genesis Servicing Agreement.
The Genesis Servicing Agreement may be terminated by the Company at any time, without cause, upon 30 days’ prior written notice to Genesis.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
12. INCOME TAXES

The Company intends to continue to qualify as a REIT. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

The Company’s consolidated financial statements include the operations of certain TRSs, which are subject to U.S. federal, state and local income taxes on their taxable income. As a result, the Company recorded nominal amounts of income tax for the three and six months ended June 30, 2026 and 2025.

13. EARNINGS PER SHARE

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

The following table sets forth the components of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss)	$2,005	$1,899	$16	$(1,493)
Net income attributable to the noncontrolling interests	—	1	1	4
Net Income (Loss) Attributable to Rithm Property Trust	2,005	1,898	15	(1,497)
Dividends on preferred stock	1,290	1,286	2,580	1,636
Net Income (Loss) Attributable to Common Stockholders	$715	$612	$(2,565)	$(3,133)

Basic weighted average shares of common stock outstanding	7,745,779	7,569,792	7,684,474	7,569,484
Diluted weighted average shares of common stock outstanding(1)	7,745,779	7,570,061	7,684,474	7,569,484

Basic Earnings (Loss) per Share Attributable to Common Stockholders	$0.09	$0.08	$(0.33)	$(0.41)
Diluted Earnings (Loss) per Share Attributable to Common Stockholders	$0.09	$0.08	$(0.33)	$(0.41)
(1)The Company’s 2024 Warrants (as defined in Note 14) and effect of restricted stock grants, as applicable, would have an anti-dilutive effect on diluted EPS for the six months ended June 30, 2026 and 2025 and have not been included in the calculation.
14. EQUITY

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

As of June 30, 2026 and December 31, 2025, the Company had 8,049,957 and 7,848,703 shares of common stock issued, and 7,772,564 and 7,571,699 shares of common stock outstanding, respectively, with 125,000,000 shares authorized at each period end.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amount Distributed
April 25, 2025	May 2025	$0.36	$2,725
July 16, 2025	August 2025	$0.36	$2,725
October 20, 2025	November 2025	$0.36	$2,725
January 20, 2026	February 2026	$0.36	$2,725
April 20, 2026	May 2026	$0.36	$2,798
June 26, 2026	July 2026	$0.36	$2,798

Preferred Stock

On March 3, 2025, the Company issued 2,084,232 shares of 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (“Series C Preferred Stock”).

On June 26, 2026, the Company’s Board of Directors declared a Series C Preferred Stock cash dividend of $0.6171875 per share to be paid on August 17, 2026, to stockholders of record as of August 1, 2026 (with an effective record date of July 31, 2026).

Treasury Stock and Stock Repurchase Plan

On February 26, 2026, the Company’s Board of Directors approved a new stock repurchase program (the “2026 Repurchase Plan”), authorizing the repurchase of up to an aggregate amount of $10.0 million of common stock through March 1, 2027. Repurchases may be made in the open market, through privately negotiated transactions, block trades or other means in accordance with applicable securities laws. The timing, price, and actual number of shares of common stock repurchased will depend on a variety of factors, including price, market conditions and regulatory requirements. During the six months ended June 30, 2026, the Company repurchased 15,227 shares of common stock for an aggregate purchase price of $0.2 million. Repurchased shares are retired and recorded as a reduction to stockholders’ equity in the Company’s consolidated balance sheets. No shares were repurchased under the 2026 Repurchase Plan during the three months ended June 30, 2026.

The 2026 Repurchase Plan replaced the Company’s prior stock repurchase program (the “2020 Repurchase Plan”), which was authorized in February 2020 to repurchase up to $25.0 million of its shares of common stock. During the effective period of the 2020 Repurchase Plan, the Company repurchased 87,507 shares of common stock for an aggregate purchase price of $5.1 million under the 2020 Repurchase Plan. No shares were repurchased under the 2020 Repurchase Plan during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, the Company held 277,393 and 277,004 shares of treasury stock, respectively.

Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. The Company issued no shares of common stock under the plan during the three and six months ended June 30, 2026 and 2025.

“At-the-Market” Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Program”). During the three and six months ended June 30, 2026 and 2025, no shares of common stock were sold under the ATM Program.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Warrants

Pursuant to the SPA, the Company entered into a warrant agreement, dated April 23, 2024, pursuant to which the Company would issue up to 1.1 million warrants to Rithm, which amount was conditioned on certain terms, with an exercise price of $32.16 per share (the “2024 Warrants”). The Company ultimately issued the 2024 Warrants in an amount which provide Rithm the right to purchase 0.6 million shares. The 2024 Warrants had a fair value of $2.7 million at issuance. The 2024 Warrants are classified within equity on the Company’s consolidated balance sheets.

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

Total accumulated other comprehensive loss on the Company’s balance sheets as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Unrealized gains on debt securities AFS	$478	$648
Unrealized losses on debt securities AFS	(293)	(218)
Unrealized losses on debt securities AFS transferred to HTM	(1,796)	(2,077)
Accumulated Other Comprehensive Loss	$(1,611)	$(1,647)

Refer to Note 2 for details on the Company’s noncontrolling interests.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2026 through the date of issuance of these consolidated financial statements and determined that there were no subsequent events requiring recognition or additional disclosure in the consolidated financial statements, other than as described in these notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, unless the context indicates otherwise, references to “Rithm Property Trust,” “we,” the “Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Rithm Property Trust Inc. and its subsidiaries; references to “Rithm” refer to Rithm Capital Corp., a Delaware corporation and the parent entity of RCM GA, and its subsidiaries; references to “Operating Partnership” refer to Great Ajax Operating Partnership L.P., a Delaware limited partnership; references to “RCM GA” or our “Manager” refer to RCM GA Manager LLC; references to “Newrez” refer to Newrez LLC, a Delaware limited liability company and an affiliate of RCM GA; references to “Genesis” refer to Genesis Capital LLC, a Delaware limited liability company and an affiliate of RCM GA; and references to our “Servicers” refer to both Newrez and Genesis.

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

OVERVIEW
Rithm Property Trust is an opportunistic CRE investment vehicle externally managed by an affiliate of Rithm. Rithm Property Trust is a Maryland corporation that is organized and conducts its operations to qualify as a REIT for federal income tax purposes. The Company is headquartered in New York, New York.
The Company conducts substantially all of its business through our Operating Partnership and its subsidiaries. The Company, through a wholly-owned subsidiary, Great Ajax Operating LLC, is the sole general partner of the Operating Partnership. The Company has elected to treat certain wholly-owned subsidiaries as taxable REIT subsidiaries under the United States Internal Revenue Code of 1986, as amended (the “Code”). These entities are used primarily to hold certain investments and to facilitate the Company’s operations, including activities related to real estate owned (“REO”) properties. Great Ajax Funding LLC is a wholly-owned subsidiary of the Operating Partnership formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. AJX Mortgage Trust I is a wholly-owned subsidiary of the Operating Partnership formed to hold mortgage loans used as collateral for financings under the Company’s repurchase agreements.
Our Operating Partnership, through interests in certain entities, as of June 30, 2026 and December 31, 2025, held 99.7% of Rithm Property Trust II REIT Inc., which owns Great Ajax II Depositor LLC, formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Also as of June 30, 2026 and December 31, 2025, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.
The Company previously completed a strategic transaction with Rithm in which (i) the Company entered into a Securities Purchase Agreement with Rithm and pursuant thereto sold shares of its common stock to Rithm, and (ii) the Company entered into a management agreement, dated June 11, 2024 (as amended by that First Amendment, dated October 18, 2024, and that Second Amendment, dated February 12, 2026, and as may be further amended, modified or supplemented from time to time, the “Management Agreement”), with RCM GA, pursuant to which RCM GA serves as the Company’s external manager.
The Company conducts its business through the following reportable segments: (i) Residential and (ii) Commercial. The Company’s Commercial segment is focused on investments in the CRE sector, including origination, acquisition and management of portfolios of CMBS, RTLs, commercial real property, commercial mortgage loans and other CRE investments. The Residential segment is focused on managing the Company’s legacy residential mortgage portfolio, including whole mortgage loans, RMBS and beneficial interests.
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
Acquisition of RTLs
In May 2026, as part of its investment strategy, the Company acquired multifamily RTLs originated by Genesis and held by Rithm Loan Aggregation Trust (“Seller”), both subsidiaries of Rithm, with an unpaid principal balance (“UPB”) of approximately $102.1 million for an aggregate purchase price of approximately $103.0 million, pursuant to a Flow Mortgage Loan Purchase and Sale Agreement, dated April 29, 2026, between Seller and RPT Seller LLC, as purchaser (the “Flow MLPA”). RTLs are short-term business purpose loans used by real estate investors and developers to financial transitional projects, and include construction loans (provided for ground-up construction, including mid-construction refinancing of ground-up construction and the acquisition of properties), bridge loans (for initial purchase, refinance of completed projects or rental properties) and renovation loans (for acquisition or refinancing of loans for properties requiring renovation, excluding ground-up construction). RTLs are generally secured by a mortgage or first deed of trust lien on residential or multifamily real estate, and each loan is typically backed by a corporate or personal guarantee to provide further credit support for the loan. The Flow MLPA establishes an ongoing flow arrangement pursuant to which the Company may, from time to time, acquire additional RTLs originated by Genesis that meet certain eligibility criteria. The RTLs are serviced by Genesis pursuant to a related servicing agreement.
Recent Developments
In July 2026, the Company evaluated a potential common equity offering to finance the acquisition of commercial mortgage assets, including RTLs. In light of prevailing market conditions and available pricing, the Company determined not to pursue the equity raise or the related acquisition at that time.

OUR PORTFOLIO

The following table outlines the carrying value of our portfolio of mortgage loan assets, investments in securities, CRE equity method investments and REO properties as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Residential mortgage loans held-for-investment, net	$348,147	$362,829
Residential mortgage loans held-for-sale, net	16,072	29,419
Residential transition loans, at fair value	117,730	—
CMBS, at fair value	84,365	273,783
RMBS	189,837	189,947
CRE equity method investments	79,466	79,168
Commercial loans, at fair value(1)	17,150	17,200
REO(1)	1,956	1,400
	$854,723	$953,746
(1)Presented within other assets on the consolidated balance sheets.
MARKET TRENDS AND OUTLOOK
Summary
During the second quarter of 2026, macroeconomic conditions reflected persistent inflation, an easing in labor force participation and continued volatility in energy prices and interest rates amid the ongoing conflict with Iran. The Federal Reserve maintained the federal funds target range at 3.50%–3.75% during its April and June 2026 meetings, with the June meeting marking the first under new Federal Reserve Chair Kevin Warsh, whose accompanying Summary of Economic Projections signaled a more hawkish policy stance and the potential for a rate increase later in 2026, a reversal from the cutting-

cycle expectations that had prevailed as recently as the first quarter; however, in its July meeting, the Federal Reserve continued to maintain the current target range.
Headline inflation increased further during the quarter, primarily reflecting higher energy prices, even as West Texas Intermediate crude oil prices, which had been up as much as 101% following the outbreak of the conflict with Iran, eased to a gain of approximately 70% by the end of the second quarter as ceasefire efforts progressed, though that truce showed signs of strain by quarter-end. Core inflation measures were roughly stable. The unemployment rate declined modestly from 4.3% in March 2026 to 4.2% in June 2026, though the improvement was driven in part by a decline in labor force participation.
Market interest rates increased further during the quarter, with the 10-year Treasury yield rising 14 basis points to 4.44%, while market expectations shifted to reflect the possibility of a rate increase later in 2026. Equity markets rallied during the quarter, with the S&P 500 gaining 14.9% and recovering from the prior quarter's decline, driven substantially by strength in technology and artificial intelligence (“AI”) sectors.
Inflation
Inflation increased further during the second quarter of 2026, primarily reflecting higher energy prices amid the ongoing conflict with Iran. Consumer Price Index (“CPI”) inflation rose from 3.3% in March 2026 to 3.5% in June 2026, driven in part by an increase in energy prices from 12.5% in March 2026 to 15.7% in June 2026 on a year-over-year basis.
Core CPI, which excludes food and energy, remained essentially flat at 2.6% in June 2026. Core Personal Consumption Expenditures, the Federal Reserve’s preferred measure of underlying inflation, increased 3.3% in June 2026 compared to the prior-year period. Other inflation indicators showed further increases, with producer price inflation rising to 5.5% in June 2026 from 4.3% in March 2026, and import prices increasing 7.1% over the 12 months ending June 30, 2026, compared to 2.3% over the 12 months ending March 31, 2026.
Treasury Yields
Treasury yields increased further during the second quarter of 2026. The ten-year Treasury yield rose 14 basis points to 4.44% from 4.30% at the end of March 2026. Shorter-term yields increased more significantly, with the two-year Treasury yield rising 35 basis points to 4.14%. As a result, the yield curve flattened further, with the spread between two-year and ten-year Treasury yields narrowing from 51 basis points to 30 basis points over the quarter. This shift reflects the more hawkish policy outlook communicated by the Federal Reserve following the change in its leadership.
Labor Markets
Labor market conditions continued to stabilize during the second quarter of 2026, though signals were mixed. The unemployment rate declined by 0.1 percentage points from 4.3% in March 2026 to 4.2% in June 2026, aided in part by a decline in labor force participation. Job growth accelerated during the quarter, with non-farm payrolls increasing by an average of 111,000 per month, compared to an average of 73,000 per month during the first quarter of 2026. However, initial unemployment insurance claims increased, averaging 222,000 per week during the second quarter of 2026, compared to 209,000 per week in the prior quarter.
Housing Market
Housing market activity was mixed during the second quarter of 2026. Existing home sales rose modestly to an annualized rate of 4.09 million, compared to 4.01 million in the first quarter of 2026, though sales remained rangebound amid still-elevated mortgage rates. New home sales declined to an annualized rate of approximately 628,000 in the second quarter of 2026, compared to approximately 659,000 in the first quarter of 2026. Home price growth increased modestly, with the median resale price rising 1.8% year-over-year in June 2026, compared to 1.5% in March 2026. Mortgage rates increased further during the quarter, with the 30-year fixed rate rising to 6.29% from 6.07% at the end of March 2026.
Multifamily fundamentals continued to improve during the second quarter of 2026. National vacancy fell to 8.9%, the first meaningful quarterly decline in over a year, as trailing four-quarter absorption of approximately 362,000 units exceeded new deliveries for the first time since early 2022. Rent growth remained modest, with national effective rents essentially flat to down slightly year-over-year, even as asking rents accelerated to 1.5% growth, reflecting a market still working through elevated concession activity as the supply pipeline continues to moderate from its 2024 peak.

Commercial Real Estate
The CRE market moved through the second quarter of 2026 with improving fundamentals in several sectors, even as the interest rate backdrop grew more uncertain. Following a change in Federal Reserve leadership, the Federal Open Market Committee shifted from signaling further cuts to a notably more hawkish posture, and recent commentary from officials, combined with inflation running above target, has introduced the possibility of a rate increase later this year — a reversal from the cutting-cycle expectations that prevailed as recently as the first quarter; however, in its July meeting, the Federal Reserve continued to maintain the current target range. Longer-term rates moved higher as geopolitical developments affecting energy prices added further inflation risk. Despite this, capital continues to flow into the sector, with underwriting simply reflecting a more disciplined, higher-for-longer rate environment rather than a retreat from CRE broadly.
Property-level performance continues to improve unevenly but constructively. Multifamily fundamentals continued to improve, with national vacancy falling to 8.9% — the first meaningful quarterly decline in over a year — as absorption outpaced new deliveries for the first time since early 2022. Rent growth remained modest and still concession-driven, though the moderating supply pipeline continues to support a gradual recovery. Industrial fundamentals are rebalancing after a period of oversupply, aided by continued e-commerce and supply-chain-driven demand, though trade policy remains a source of intermittent volatility for logistics and manufacturing tenants. The office sector's recovery, long concentrated in a handful of markets, gained further traction in the second quarter. New York recorded some of its strongest leasing volume in over a decade, with overall availability falling to its lowest level in several years and Class A asking rents rising as landlords regained pricing power in higher-quality buildings. San Francisco posted one of its largest year-over-year vacancy improvements of any major U.S. market, driven substantially by AI-related tenants absorbing large blocks of previously vacant Class A space, with early signs of that demand beginning to spill into adjacent submarkets. In both markets, the improvement remains concentrated in newer, well-located, and well-amenitized properties, underscoring that the office recovery is a story of quality and location more than a broad-based rebound.
Capital remains available for CRE but continues to be selective, with private-label CMBS issuance posting its busiest first half since before the financial crisis, reflecting continued demand for well-sponsored collateral.
Looking ahead, transaction volumes are expected to continue recovering off the multi-year lows set earlier in the decade, supported by improving leasing fundamentals in office and continued resilience in multifamily and industrial. That said, the path of monetary policy remains a genuine swing factor: continued upside inflation surprises could keep financing costs elevated for longer, or push them higher still, tempering the pace of cap rate compression and transaction growth that many market participants had anticipated earlier in the year. Underwriting discipline remains firmly in place given this uncertainty, and investors continue to differentiate sharply by sector, market, and asset quality rather than allocating broadly. As with recent periods, CRE activity is building from an already-depleted base relative to the broader structured products environment, which may leave the sector somewhat less exposed to renewed volatility than it would have been at the top of the prior cycle.
FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

Acquisitions — In light of certain financial challenges, including the significant losses we have previously incurred and potentially limited sources of financing, we expect our ability to acquire significant new commercial mortgage assets, including equity investments and RTLs, in the near future to be limited.
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

Expenses — Our expenses primarily consist of the fees and expenses payable by us under the Management Agreement and the servicing fees pursuant to our servicing agreements with the Servicers. Additionally our Manager incurs direct, out-of-pocket costs and expenses related to managing our business, which are contractually reimbursable by us. Additionally, pursuant to the Management Agreement, we also pay all of the Manager’s costs and expenses and reimburse the Manager (to the extent incurred by the Manager) on a monthly basis for the costs and expenses of providing services under the Management Agreement, including reimbursing the Manager or its affiliates, as applicable, for our allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to the Manager for corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs. Loan transaction expense is the cost of performing due diligence on pools of mortgage loans. Professional fees are primarily for legal, accounting and tax services. Real estate operating expense consists of the ownership and operating costs of our REO properties and includes any charges for impairments to the carrying value of these assets, which may be significant. Interest expense, which is subtracted from our Interest income to arrive at Net interest income, consists of the costs to borrow money.
Changes in Market Interest Rates — Increases in interest rates, in general, may over time cause: (1) the value of our mortgage loan and RMBS portfolio to further decline; (2) coupons on our adjustable rate mortgage (“ARM”) and Hybrid ARM loans and RMBS to reset, although on a delayed basis, to higher interest rates; (3) impact adversely our ability to securitize, re-securitize or sell our assets on attractive terms; (4) reduce the ability or desire of borrowers to refinance their loans; (5) mortgage related assets may become more illiquid during periods of interest rate volatility; (6) difficulties refinancing our securitizations and increases in the costs of our repurchase facility financings; (7) increase our financing costs as we seek to renew or replace borrowing facilities; and (8) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) prepayments on our mortgage loan and mortgage-backed securities (“MBS”) portfolio to increase, thereby accelerating the accretion of our purchase discounts; (2) the value of our mortgage loan and MBS portfolio to increase; (3) coupons on our ARM and Hybrid ARM mortgage loans and MBS to reset, although on a delayed basis, to lower interest rates; (4) the interest expense associated with our borrowings to decrease; and (5) to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Our critical accounting policies as of June 30, 2026, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report.

The mortgage, CRE and financial sectors operate in a challenging and uncertain economic environment, which can be impacted by a number of factors, including, but not limited to, geopolitical uncertainty. Financial and real estate sectors continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of June 30, 2026, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 — Basis of Presentation and Significant Accounting Policies to our interim consolidated financial statements included in this quarterly report on Form 10-Q.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

Our net income (loss) attributable to common stockholders is primarily generated from net interest income, our operating expenses and other gains and losses, which are primarily related to unrealized and realized gains and losses on our commercial and residential mortgage and debt securities portfolios, including allowance for credit losses on our residential mortgages and beneficial interests, mark-to-market adjustments on RMBS and CMBS carried at fair value, mark-to-market adjustments on RTLs carried at fair value, and income from investments in affiliates.

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

Summary of Results of Operations

The following table summarizes the variances in our results of operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Our results of operations are not necessarily indicative of our future performance.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Net Interest Income
Interest income	$12,335	$13,636	$(1,301)	$24,871	$26,836	$(1,965)
Interest expense	(8,279)	(9,423)	1,144	(17,187)	(18,809)	1,622
Net interest income	4,056	4,213	(157)	7,684	8,027	(343)

Expenses
Related party loan servicing fee	557	493	64	1,023	1,003	20
Related party management fee	1,614	1,603	11	3,218	3,047	171
Professional fees	1,219	854	365	2,900	1,749	1,151
General and administrative	1,037	1,011	26	2,132	1,915	217
Total expense	4,427	3,961	466	9,273	7,714	1,559

Other Income (Loss)
Realized and unrealized gains (losses), net	2,959	564	2,395	2,836	(3,880)	6,716
Other income (loss), net	(563)	1,109	(1,672)	(1,216)	1,965	(3,181)
Total other income (loss), net	2,396	1,673	723	1,620	(1,915)	3,535

Income (Loss) Before Income Taxes	2,025	1,925	100	31	(1,602)	1,633
Income tax expense (benefit)	20	26	(6)	15	(109)	124
Net Income (Loss)	2,005	1,899	106	16	(1,493)	1,509
Net income attributable to the noncontrolling interests	—	1	(1)	1	4	(3)
Net Income (Loss) Attributable to Rithm Property Trust Inc.	2,005	1,898	107	15	(1,497)	1,512
Dividends on preferred stock	1,290	1,286	4	2,580	1,636	944
Net Income (Loss) Attributable to Common Stockholders	$715	$612	$103	$(2,565)	$(3,133)	$568

Net Interest Income

Net interest income consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Interest Income:
Residential mortgage loans held-for-investment	$4,504	$5,020	$(516)	$9,218	$10,375	$(1,157)
RTLs, at fair value	1,373	—	1,373	1,373	—	1,373
CMBS	1,586	4,354	(2,768)	5,276	8,436	(3,160)
RMBS available-for-sale and held-to-maturity	1,274	1,486	(212)	2,540	2,903	(363)
RMBS beneficial interests	2,430	1,400	1,030	4,193	3,084	1,109
Custodial float and cash balances	794	1,242	(448)	1,517	1,898	(381)
Other	374	134	240	754	140	614
Interest Income	12,335	13,636	(1,301)	24,871	26,836	(1,965)

Interest Expense:
Secured bonds and repurchase financing agreements related to RMBS and residential loans	(4,130)	(3,546)	(584)	(7,706)	(8,171)	465
Repurchase financing agreements related to CMBS and commercial loans	(1,218)	(2,946)	1,728	(3,619)	(4,777)	1,158
Unsecured notes, net	(2,931)	(2,931)	—	(5,862)	(5,861)	(1)
Interest Expense	(8,279)	(9,423)	1,144	(17,187)	(18,809)	1,622

Net Interest Income	$4,056	$4,213	$(157)	$7,684	$8,027	$(343)
Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Net interest income decreased by $0.2 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily driven by a decrease in interest income, partially offset by a decrease in interest expense.

Interest income decreased by $1.3 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily driven by a decrease in income on CMBS as securities were sold during the period, partially offset by income on the purchased RTLs during the current quarter and an increase in income on RMBS beneficial interests.

Interest expense decreased by $1.1 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily driven by a decrease in financing costs related to CMBS and commercial loan investments as the underlying collateral was sold, and lower interest rates on repurchase financing agreements. This was partially offset by an increase in financing costs related to RMBS and residential mortgage loans, attributable to additional securities pledged, and continued paydown of secured bonds financing related to RMBS as a result of collateral runoff.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Net interest income decreased by $0.3 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily driven by a decrease in interest income, partially offset by a decrease in interest expense.

Interest income decreased by $2.0 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily driven by a decrease in income on CMBS as securities were sold during the period, partially offset by income on the purchased RTLs during the current period and an increase in income on RMBS beneficial interests.

Interest expense decreased by $1.6 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily driven by a decrease in financing costs related to CMBS and commercial loan investments as the underlying collateral was sold, and a decrease in financing costs related to RMBS and residential mortgage loans repurchase financing agreements. This was partially offset by continued paydown of secured bonds financing related to RMBS as a result of collateral runoff.

The average carrying balances of our portfolio and debt for the six months ended June 30, 2026 and 2025 are included in the table below:

($ in thousands)	Six Months Ended June 30,
	2026	2025	Variance
Assets:
Average residential mortgage loan portfolio	$379,029	$412,296	$(33,267)
Average carrying value of RTLs	37,971	—	37,971
Average carrying value of CMBS	159,484	272,999	(113,515)
Average carrying value of RMBS	189,719	188,993	726
Liabilities:
Average carrying value of repurchase financing agreements	$334,350	$365,479	$(31,129)
Average carrying value of secured bonds payable	217,903	249,094	(31,191)

The decrease in the average carrying value of the mortgage loan portfolio for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to paydowns and sales of loans held-for-sale. The decrease in the average carrying value of CMBS for the same comparative period was primarily due to sales of CMBS, combined with loan paydowns. The increase in the average carrying value of RTLs over the same comparative period was attributable to the acquisition of a portfolio of multifamily RTLs under the Flow MLPA during the current quarter.

The decrease in the average carrying value of secured bonds payable was primarily attributable to loan paydown associated with collateral runoff. The decrease in the average balance of repurchase financing agreements was primarily due to the sale of CMBS and the payoff of associated borrowings, partially offset by new repurchase financing agreements entered into to fund the purchase of RTLs.

Expenses

Expenses consist of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Related party loan servicing fee	$557	$493	$64	$1,023	$1,003	$20
Related party management fee	1,614	1,603	11	3,218	3,047	171
Professional fees	1,219	854	365	2,900	1,749	1,151

General and Administrative:
Borrowing related expenses	109	90	19	225	161	64
Service provider costs and share grants	335	107	228	669	197	472
Insurance	216	221	(5)	434	477	(43)
Taxes and regulatory expense	32	79	(47)	84	197	(113)
Directors' fees and grants	122	122	—	245	258	(13)
Other expense	223	392	(169)	475	625	(150)
General and administrative	1,037	1,011	26	2,132	1,915	217

Total Expense	$4,427	$3,961	$466	$9,273	$7,714	$1,559

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Total expense increased by $0.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily attributable to higher professional fees related to transaction costs associated with investment activity for the period.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Total expense increased by $1.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to higher professional fees related to transaction costs associated with investment activity and the evaluation of a potential common equity offering during the current year period. General and administrative expenses also increased, primarily due to higher allocated personnel costs reflected within service provider costs and share grants. These increases were partially offset by decreases in other expenses and taxes and regulatory expenses.

Other Income (Loss)

Other income (loss) consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Realized and Unrealized Gains (Losses), Net
Unrealized gains (losses) on mortgage loans held-for-sale, net	$(230)	$2,519	$(2,749)	$(326)	$3,488	$(3,814)
Fair value adjustment on RTLs	142	—	142	142	—	142
Gain on sales of REO	—	232	(232)	25	510	(485)
Loss on sales of securities	(209)	—	(209)	(152)	(3,037)	2,885
Unrealized gains (losses) on securities carried at fair value	388	(2,120)	2,508	105	(4,771)	4,876
Gain on sales of residential mortgage loans	210	80	130	211	101	110
Impairment on REO	(45)	(147)	102	(154)	(171)	17
Fair value adjustment on CRE equity method investments	2,703	—	2,703	2,985	—	2,985
Total realized and unrealized gains (losses), net	2,959	564	2,395	2,836	(3,880)	6,716
Other income (loss), net	(563)	1,109	(1,672)	(1,216)	1,965	(3,181)
Total Other Income (Loss), Net	$2,396	$1,673	$723	$1,620	$(1,915)	$3,535

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Total other income (loss), net increased by $0.7 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by fair value adjustments on CRE equity method investments and unrealized gains on securities carried at fair value (CMBS). This favorable impact was partially offset by unrealized losses on mortgage loans held-for-sale compared to gains in the prior year period, as well as decreases in equity method investment income and dividend income, reflected within other income (loss), net.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Total other income (loss) increased by $3.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by fair value adjustments on CRE equity method investments and unrealized gains on securities carried at fair value (CMBS). Additionally, there were losses on the sale of securities during the six months ended June 30, 2025 that were not realized in the six months ended June 30, 2026. This favorable impact was partially offset by unrealized losses on mortgage loans held-for-sale compared to gains in the prior year period, as well as decreases in equity method investment income and dividend income, reflected within other income (loss), net.

Residential Mortgage Loan Portfolio

Our residential mortgage loan portfolio activity for the three and six months ended June 30, 2026 and 2025 is presented below:

	Three Months Ended June 30,
	2026		2025
($ in thousands)	Residential Mortgage Loans Held-for-Investment, Net	Residential Mortgage Loans Held-for-Sale, Net	Residential Mortgage Loans Held-for-Investment, Net	Residential Mortgage Loans Held-for-Sale, Net
Beginning carrying value	$356,137	$28,450	$386,997	$27,469
Accretion recognized	4,172	—	4,562	—
Payments received on loans, net	(12,045)	(701)	(12,618)	(745)
Unrealized gain (loss) on residential mortgage loans held-for-sale, net	—	(230)	—	2,519
Reclassifications to REO	(117)	(20)	(46)	—
Sale of residential mortgage loans	—	(11,784)	—	(1,658)
Other	—	357	(1)	3
Ending Carrying Value	$348,147	$16,072	$378,894	$27,588

	Six Months Ended June 30,
	2026		2025
($ in thousands)	Residential Mortgage Loans Held-for-Investment, Net	Residential Mortgage Loans Held-for-Sale, Net	Residential Mortgage Loans Held-for-Investment, Net	Residential Mortgage Loans Held-for-Sale, Net
Beginning carrying value	$362,829	$29,419	$396,052	$27,788
Accretion recognized	8,487	—	9,454	—
Payments received on loans, net	(22,674)	(1,422)	(26,320)	(1,838)
Unrealized gain (loss) on residential mortgage loans held-for-sale, net	—	(326)	—	3,489
Reclassifications to REO	(495)	(335)	(92)	(196)
Sale of residential mortgage loans	—	(11,783)	—	(1,658)
Other	—	519	(200)	3
Ending Carrying Value	$348,147	$16,072	$378,894	$27,588

As of June 30, 2026 and December 31, 2025, our residential mortgage loan portfolio consisted of the following:

($ in thousands)	June 30, 2026	December 31, 2025
No. of Loans	2,287	2,436
Total UPB(1)	$385,256	$415,555
Interest-Bearing Balance	$347,203	$375,028
Deferred Balance(2)	$38,053	$40,527
Market Value of Collateral	$1,204,867	$1,280,098
Current Purchase Price/Total UPB	80.0%	80.0%
Current Purchase Price/Market Value of Collateral	31.9%	31.9%
Weighted Average Coupon	4.4%	4.4%
Weighted Average Loan-to-Value (“LTV”)(3)	40.7%	41.3%
Weighted Average Remaining Term (months)	257	262
(1)As of June 30, 2026 and December 31, 2025, our loan portfolio consisted of fixed rate (62.3% of UPB), ARM (6.4% of UPB) and Hybrid ARM (31.3% of UPB); and fixed rate (62.8% of UPB), ARM (6.4% of UPB) and Hybrid ARM (30.8% of UPB), respectively.
(2)Represents amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)UPB as of June 30, 2026 and December 31, 2025, divided by market value of collateral and weighted by the UPB of the loan.

The following tables present certain characteristics about our residential mortgage loans by year of origination as of June 30, 2026 and December 31, 2025.

Portfolio at June 30, 2026:

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	265	1,310	712
UPB	$42,559	$256,686	$86,011
Percent of residential mortgage loan portfolio by year of origination	11.0%	66.7%	22.3%
Loan Attributes:
Weighted average loan age (months)	176.2	230.5	268.8
Weighted average loan-to-value	39.4%	43.1%	34.3%
Delinquency Performance:
Current	81.7%	82.8%	80.7%
30 days delinquent	7.6%	8.1%	9.0%
60 days delinquent	3.0%	3.3%	4.1%
90+ days delinquent	1.2%	2.7%	1.1%
Foreclosure	6.5%	3.1%	5.1%

Portfolio at December 31, 2025

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	285	1,386	765
UPB	$48,008	$275,394	$92,153
Percent of residential mortgage loan portfolio by year of origination	11.6%	66.2%	22.2%
Loan Attributes:
Weighted average loan age (months)	171.1	227.5	266.4
Weighted average loan-to-value	40.7%	43.7%	34.5%
Delinquency Performance:
Current	75.3%	82.3%	81.6%
30 days delinquent	10.1%	8.7%	6.7%
60 days delinquent	—%	0.1%	0.3%
90+ days delinquent	5.7%	5.2%	6.7%
Foreclosure	8.9%	3.7%	4.7%

The following table identifies our residential mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof as of June 30, 2026 and December 31, 2025 ($ in thousands):

June 30, 2026						December 31, 2025
State	Count	UPB	% UPB	Collateral Value	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value	% of Collateral Value
CA	399	$112,186	29.1%	$329,848	27.4%	CA	414	$117,380	28.2%	$341,107	26.6%
FL	289	44,487	11.5%	157,733	13.1%	FL	318	51,038	12.3%	173,348	13.5%
NY	116	32,561	8.5%	94,547	7.8%	NY	133	38,119	9.2%	108,189	8.5%
NJ	120	23,454	6.1%	70,298	5.8%	NJ	128	25,109	6.0%	74,474	5.8%
MD	98	20,882	5.4%	47,104	3.9%	MD	103	22,476	5.4%	49,838	3.9%
VA	74	14,269	3.7%	39,589	3.3%	VA	81	15,520	3.7%	42,565	3.3%
IL	93	14,180	3.7%	33,870	2.8%	IL	100	15,344	3.7%	35,835	2.8%
GA	127	13,358	3.5%	46,388	3.9%	GA	135	14,098	3.4%	48,399	3.8%
TX	144	10,984	2.9%	43,585	3.6%	TX	153	11,986	2.9%	46,420	3.6%
NC	90	10,357	2.7%	36,403	3.0%	NC	93	10,745	2.6%	37,760	2.9%
Other	737	88,538	22.9%	305,502	25.4%	Other	778	93,740	22.6%	322,163	25.3%
	2,287	$385,256	100.0%	$1,204,867	100.0%		2,436	$415,555	100.0%	$1,280,098	100.0%

Residential Transition Loans Portfolio

The following table summarizes the characteristics of the Company’s RTLs, at fair value by loan type:

	June 30, 2026
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(1)
Construction	$68,564	58.2%	8	72.7%	10.4%	25	76.8% / 62.8%
Bridge	19,612	16.7%	1	9.1%	9.6%	24	76.3%
Renovation	29,554	25.1%	2	18.2%	10.1%	31	65.0% / 51.2%
	$117,730	100.0%	11	100.0%	10.2%	26	N/A
(1)Weighted by commitment LTV for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

The following table summarizes the activity of RTLs, at fair value on the consolidated balance sheets:

Balance at December 31, 2025	$—
Purchases	102,988
Construction holdbacks and draws	14,600
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	16
Other factors	126
Balance at June 30, 2026	$117,730

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in RTLs, at fair value on the consolidated balance sheets:

	June 30, 2026
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$116,724	$117,730	$1,006
90+	—	—	—
Total	$116,724	$117,730	$1,006

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are cash provided by net interest income, sales and repayments of our investments, debt financing sources, including secured bonds payable and repurchase financing agreements, and the issuance of equity securities when feasible and appropriate. Our total cash and cash equivalents at June 30, 2026 was $66.7 million.

We have in the past, and may continue to, have difficulty accessing the capital markets on acceptable terms or at all. Additionally, market events, including inflation and the related Federal Reserve actions, may still adversely impact our future operating cash flows due to the inability of some of our borrowers to make scheduled payments on time or at all, and through increased interest rates on secured bonds payable and repurchase financing agreements.

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

Additionally, in February 2026, the Company’s Board of Directors (the “Board”) approved a stock repurchase program, authorizing the repurchase up to an aggregate amount of $10.0 million of its common stock through March 1, 2027. The Company may repurchase shares from time to time through open market purchases, privately negotiated transactions, block trades or other means in accordance with applicable securities laws, subject to market conditions and other considerations. During the six months ended June 30, 2026, the Company repurchased 15,227 shares of common stock for an aggregate purchase price of $0.2 million.

Currently, our primary sources of financing are repurchase financing agreements and secured bonds payable. As of June 30, 2026, our RMBS and CMBS portfolios had outstanding financing on repurchase financing agreements of $211.4 million, which generally have 90-day terms and are subject to margin calls. Under repurchase financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our judgment) change in interest rates.

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

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets. We do, however, have debt covenants related to our various borrowing arrangements that have minimum liquidity and tangible net worth requirements, as well as maximum leverage ratio requirements. Generally, we are required to maintain minimum levels of Liquidity (as defined in the indenture governing the Operating Partnership’s 8.875% Senior Notes due 2027 (the “2027 Notes”)) (in cash and cash equivalents) and tangible net worth of $30.0 million and $240.0 million, respectively. Similarly, our Consolidated Recourse Indebtedness to our Stockholders’ Equity ratio (as defined in the indenture governing the 2027 Notes) cannot exceed 4.0 to 1.0, excluding our secured bonds payable.

See Note 10—Debt to the consolidated financial statements included in this quarterly report, for additional details on our financing arrangements.

In both February and July 2026, we commenced a public offering of our common stock to raise capital to support additional investments, portfolio repositioning and the growth of our business. We elected not to complete the offerings because the market conditions and available pricing did not meet our objectives. We cannot predict whether or when we will be able to raise additional equity capital or the terms on which such capital may be available, and our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on acceptable terms. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above. Our Manager has extensive long-term relationships with investment banks, brokerage firms and commercial banks; however, these relationships do not assure that financing will be available in the amounts, at the times or on the terms we seek.

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

With respect to the next 12 months, we expect that our cash on hand, combined with our cash flow provided by our investments and our ability to roll our repurchase financing agreements will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. We have a significant number of near-term maturities, which we expect to be able to refinance. If we cannot repay or refinance our debt on favorable terms, we will need to seek out other sources of liquidity. This assessment does not assume that we will complete an equity offering during that period. Additional capital would, however, be required for us to execute certain elements of our growth and portfolio re-positioning strategy at the pace and scale currently contemplated. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from secured financing agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

Cash Flows

The following table summarizes changes to our cash and cash equivalents and restricted cash for the periods presented:

	Six Months Ended June 30,
($ in thousands)	2026	2025	Variance
Net cash used in operating activities	$(3,966)	$(1,630)	$(2,336)
Net cash provided by investing activities	109,251	1,706	107,545
Net cash provided by (used in) financing activities	(118,303)	34,301	(152,604)
Net Change in Cash and Cash Equivalents and Restricted Cash	(13,018)	34,377	(47,395)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	80,132	64,252	15,880
Cash and Cash Equivalents and Restricted Cash, End of Period	$67,114	$98,629	$(31,515)

Operating Activities

Net cash used in operating activities increased by $2.3 million in the six months ended June 30, 2026, when compared to the six months ended June 30, 2025. The increase was primarily driven by higher cash outflows for operating expenses in connection with one-time transaction costs for the period compared to prior years.

Investing Activities

Net cash provided by investing activities increased by $107.5 million in the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, primarily attributable to (i) cash proceeds from sales of CMBS of approximately $159.4 million in the current period, compared to cash outflows for purchases of CMBS of $49.1 million in the prior year period, partially offset by (ii) cash outflows of approximately $115.7 million for the purchase of RTLs and subsequent draws, compared to no such activity in the prior year period, and (iii) an increase in collections of principal and interest on RMBS, due to higher borrower payments during the current period.

Financing Activities

Net cash used in financing activities was $118.3 million for the six months ended June 30, 2026, compared to net cash provided by financing activities of $34.3 million for the six months ended June 30, 2025, a decrease of $152.6 million. For the six months ended June 30, 2026, financing activities included a net cash outflow of $152.3 million related to the payoff of repurchase financing agreements associated with the sales and calls of CMBS during the current period. For the six months ended June 30, 2025, financing activities primarily consisted of cash proceeds from the issuance of Series C Preferred Stock of $50.8 million, which did not recur in the current period.

For additional details on our cash flows for the periods presented, refer to the consolidated statements of cash flows.

DIVIDENDS

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, new opportunities and distribution requirements imposed on REITs. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board.

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders to qualify as a REIT under the Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. During the six months ended June 30, 2026, the Company accrued dividends of $2.6 million on Series C Preferred Stock, and in the same period the Company declared the following dividends on common stock:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amount Distributed
January 20, 2026	February 2026	$0.36	$2,725
April 20, 2026	May 2026	$0.36	$2,798
June 26, 2026	July 2026	$0.36	$2,798

On June 26, 2026, the Company’s Board declared a Series C Preferred Stock cash dividend of $0.6171875 per share to be paid on August 17, 2026, to stockholders of record as of August 1, 2026 (with an effective record date of July 31, 2026).

We will continue to monitor market conditions and the potential impact the ongoing volatility and uncertainty may have on our business. Our Board will continue to evaluate the payment of dividends as market conditions evolve, and no definitive determination has been made at this time. While the terms and timing of the approval and declaration of cash dividends, if any, on shares of our capital stock is at the sole discretion of our Board and we cannot predict how market conditions may evolve, we intend to distribute to our stockholders an amount equal to at least 90% of our REIT taxable income determined before applying the deduction for dividends paid and by excluding net capital gains consistent with our intention to maintain our qualification as a REIT under the Code.

SUMMARY OF ISSUER AND GUARANTOR FINANCIAL STATEMENTS

The Operating Partnership’s 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its subsidiaries (the “Guarantors” and each a “Guarantor”). The guarantees are subject to release under certain customary circumstances as described in the indenture governing the 2027 Notes. In accordance with Rule 13-01 of Regulation S-X, the Company is providing summarized financial information for the Guarantors and the Operating Partnership on a combined basis.

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

The following table presents summarized financial information for the Guarantors and our Operating Partnership on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantor entities and (ii) equity in earnings from, and any investments in, subsidiaries that are non-guarantors:

($ in thousands)	June 30, 2026	December 31, 2025
Total Assets	$229,879	$278,568

Repurchase financing agreements	93,861	96,025
Unsecured notes, net	108,938	108,507
Other liabilities	18,563	17,566
Total Liabilities	221,362	222,098

Total equity	8,517	56,470
Total Liabilities and Equity	$229,879	$278,568

	Six Months Ended June 30,
($ in thousands)	2026	2025
Total gain on revenue, net	$894	$475

Management fees and loan servicing fees	1,614	1,603
Other expenses	999	920
Loss attributable to the Company	(1,719)	(2,048)
Dividends on preferred stock	1,286	1,286
Net Loss Attributable to Common Stockholders	$(3,005)	$(3,334)

OFF-BALANCE SHEET ARRANGEMENTS

Other than our investments in RMBS and beneficial interests issued by joint ventures and our investment in a certain equity REIT, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

For 2026, our contractual obligations include secured bonds payable, repurchase financing agreements and our 2027 Notes. For additional information on our borrowing obligations, see Note 10—Debt in our consolidated financial statements included in this quarterly report.

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

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of the mortgage loans we own, including the RTLs, as well as the mortgage loans underlying our retained RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Changes in prepayment rates will have varying effects on the different types of assets in our portfolio. We attempt to take these effects into account. We have historically purchased RPLs and NPLs at discounts from UPB and underlying property values. An increase in prepayments would accelerate the repayment of the discount and lead to increased yield on our assets while also causing re-investment risk that we cannot find additional assets with the same interest and return levels. A decrease in prepayments would likely have the opposite effects.

Credit Risk

We are subject to credit risk in connection with our assets. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and loss severity risk, which is the risk of loss upon a borrower’s default on a mortgage loan or other secured or unsecured loan. Loss severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. While we will engage in diligence on assets we will acquire, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead us to misprice acquisitions. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns, public health crises and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes.

There are many reasons borrowers will fail to pay including but not limited to, in the case of residential mortgage loans, reductions in personal income, job loss and personal events such as divorce or health problems, and in the case of commercial mortgage loans, including RTLs, reduction in market rents and occupancy, cost overruns and non-completion of construction, the inability of the borrower to obtain permanent financing or sell the property and poor property management services by borrowers. We will rely on the Servicers to mitigate our risk. Such mitigation efforts may include loan modifications and prompt foreclosure and property liquidation following a default. If a sufficient number of RPL borrowers default, our results of operations will suffer, and we may not be able to pay our own financing costs.

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

Inflation Risk

Virtually all of our assets and liabilities are interest-rate sensitive in nature. Increases by the Federal Reserve to mitigate inflation have increased our cost of funds. While the Federal Reserve has recently decreased interest rates, a change in policy would have a negative impact on our variable rate funding and the value of our residential mortgage assets. Additionally, inflation that outpaces wage increases could drive a decrease in disposable household income and increase the credit risk of certain borrowers.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Annual Report should be considered together with the information included in this quarterly report on Form 10-Q for the quarter ended June 30, 2026, and should not be limited to those referenced herein or therein. The following risks and uncertainties supplement the risk factors found under Part I, Item 1A. “Risk Factors” of our Annual Report:

Risks Related to Residential Transition Loans

There are certain risks associated with our holdings of RTLs.

We are subject to a number of additional risks related to our existing RTLs and potential future purchases of RTLs including, but not limited to, the following:

•Short-Term Loans/Balloon Payments: Our RTLs typically have initial terms of less than 18 months (subject to extension), and which require a balloon payment at maturity. We will therefore depend on a borrower’s ability to obtain permanent financing or to sell the property to repay such loans (including the balloon payment at maturity), which could depend on market conditions and other factors. In a period of rising interest rates or tightening credit markets, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non-payment. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the loan.

•Construction and Renovation Loans: Construction and renovation loans are subject to additional risks. Construction loans are subject to risks of unrealistic budgets, cost overruns and non-completion of construction, renovation, refurbishment or expansion by a borrower of a mortgaged property as well as other unforeseen variables. These risks may prolong the development and increase the costs of the construction project, which may delay the borrower’s ability to sell or rent the finished property or possibly make a project uneconomical which could adversely affect repayment of the loan. Other risks may include environmental risks, permitting risks, other construction risks, subsequent leasing of the property not being completed on schedule or at projected rental rates, and the likelihood that we will incur losses on our loans in the event of default because the value of the collateral may be insufficient to cover our cost on the loan. There can be no certainty that we will not suffer losses on construction loans. In addition, if a builder fails to complete a project, we may be required to complete the project. Any such default could result in a substantial increase in costs in excess of the original budget and delays in the completion of the project.

•Fix and Flip Risks: RTLs classified as “fix and flip” loans provide borrowers with short-term capital typically in connection with the acquisition and re-development of a single-family or multi-family residence, with a view to the borrower selling the property. For these RTLs, there is a risk that a borrower may not be able to sell the property on attractive terms or at all once the property has been re-developed. Moreover, the borrower may experience difficulty in completing the re-development of the property on schedule or at all, whether as a result of cost over-runs, construction-related delays, or other issues, which may result in delays selling the property or an inability to sell the property at all. Since the borrower would typically use the proceeds of the sale of the property to repay the bridge loan, if any of the foregoing events were to occur, the borrower may be unable to repay its loan on a timely basis or at all.

•Concentration Risk: 19.52% of our RTLs are secured by multi-family real estate located in California, mainly in the Los Angeles area. This concentrated geographic distribution exposes us to risks associated with the real estate and commercial lending industry in general, and to a greater extent within the states and regions in which we have concentrated loans, including risks from natural disasters, such as the January 2025 California wildfires, hurricanes, droughts and floods.

Many of these factors are outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

Our RTLs, and any RTLs in which we may invest in the future, may be subject to a greater risk of loss than conventional mortgage loans.

Our RTLs, and RTLs in which we may invest in the future, include loans to borrowers who are typically seeking relatively short-term funds to be used in an acquisition or rehabilitation of a property or during the period before the property is fully occupied. The typical borrower in an RTL often has identified an undervalued asset that has been under-managed or is located in a recovering market. Additionally, such borrowers often do not qualify for conventional bank financing or could be regarded to be higher risk borrowers. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the RTL, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a RTL. RTLs therefore are subject to the risk of a borrower’s inability to obtain permanent financing to repay the RTL. In the event of any default under RTLs that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the RTL. To the extent we suffer such losses with respect to RTLs, it may materially and adversely affect us.

There are conflicts of interest in our relationship with the Manager, which could result in outcomes that are not in our best interests.

We have acquired, and in the future expect to continue to acquire or sell assets in which our Manager or its affiliates have an interest or otherwise engage in transactions directly with our Manager or its affiliates. Although such acquisitions, dispositions or other transactions may present conflicts of interest, we nonetheless may pursue and consummate such transactions, subject to any requirements in our organizational documents, including any required approvals by our Board and independent Audit Committee. When we acquire an asset from our Manager or one of its affiliates, or sell an asset to our Manager or one of its affiliates, the purchase price we pay to our Manager or its affiliate or the purchase price paid to us by our Manager or its affiliate may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arm’s length negotiations with an unaffiliated third party. Our Manager will face conflicts of interest in determining this purchase price and there is no assurance that any conflict will be resolved in our favor.

The fees we will pay in connection with agreements entered into with affiliates of our Manager were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Manager or its affiliates under our servicing and asset management agreements was not determined on an arms-length basis and was not negotiated at arm’s length, and therefore may not be on the same terms as we could achieve from a third party. There can be no assurance that such compensation reflects the market value of the services provided by our Manager or its affiliates.

There are certain risks associated with service providers affiliated with Rithm.

Genesis Capital LLC, Newrez LLC or other affiliates or related parties of Rithm (collectively, “Affiliated Service Providers”) are expected to continue to service our RTLs, including RTLs we may acquire in the future. As a result, these parties may, directly or indirectly, solicit, encourage or facilitate the refinancing of one or more mortgage loans that we have purchased. Any such solicitation or facilitation of refinancing could adversely affect the performance of the affected loans (and consequently, the return available to our investors). Refinancings may result in early prepayments, which could reduce the yield on the loans, shorten the weighted average life of the portfolio and increase reinvestment risk if proceeds must be redeployed at lower prevailing interest rates.

Our Flow MLPA does not include covenants restricting Affiliated Service Providers from soliciting such refinancings. Because the Affiliated Service Providers are related to Rithm, conflicts of interest may arise with respect to the monitoring or enforcement of such restrictions. In addition, Affiliated Service Providers may maintain ongoing relationships with borrowers through other lines of business, such as origination, servicing or marketing that could increase the likelihood of borrower contact leading to refinancing. Any such refinancing activity may increase prepayment rates above those assumed in our Manager’s underwriting models and could materially and adversely affect the timing and amount of cash flows, which could materially adversely affect our business, financial condition and results of operations.

An increase in our borrowing costs relative to the interest we receive on our leveraged assets may adversely affect our profitability and our cash available for distribution to our stockholders.

We have a master repurchase facility in which we pursuant to which we finance commercial loans, including RTLs (the “CRE Repurchase Facility”) As our CRE Repurchase Facility matures, we will be required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This would adversely affect the returns on our assets, which might reduce earnings and, in turn, cash available for distribution to our stockholders. In addition, because warehouse facilities like the CRE Repurchase Facility are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail our asset acquisition activities and/or dispose of assets.

Our investments in RTLs may require us to fund substantial additional amounts, and we may not have sufficient liquidity or financing available when those funding obligations arise.

Certain of the RTLs in which we invest provide for future advances to borrowers. As a result, in addition to the amounts funded at the time we acquire an RTL, we may be required to fund substantial additional amounts over the life of the loan if the applicable borrower satisfies the conditions to receive such advances. The timing and amount of these funding obligations may be difficult to predict and may be affected by factors outside our control, including the pace of construction, borrower draw requests and the satisfaction of applicable funding conditions.

We expect to fund future advances using cash on hand, cash generated from operations and borrowings under our financing arrangements. Although we expect to have sufficient liquidity and financing capacity to satisfy these obligations, the timing and amount of future advances may be difficult to predict and may require us to retain or deploy capital that otherwise could be used for additional investments, debt service, operating expenses or distributions to our stockholders. In addition, changes in the cost or terms of financing could reduce the returns on our RTL investments. These funding obligations could adversely affect our liquidity, results of operations and ability to execute our business strategy or make distributions to our stockholders.

Risks Related to Financing and Hedging

We may not be able to access financing sources on acceptable terms, or at all, which could adversely affect our ability to execute our business strategy.

Our primary sources of funds are cash provided by net interest income, sales and repayments of our investments, debt financing sources, including secured bonds payable and repurchase financing agreements, and the issuance of equity securities when feasible and appropriate. Our ability to obtain borrowings and to raise additional equity capital is dependent on our ability to access borrowings and the capital markets on terms that management and the Board deem acceptable.

We may have difficulty accessing the capital markets in the amounts, at the times, at acceptable terms or at all. During 2026, we pursued potential common equity raises, in February 2026 and in July 2026, to finance the acquisition of commercial mortgage assets, support the repositioning and growth of our business and provide additional liquidity and scale. We determined not to complete these offerings as we determined that the prevailing market conditions and available pricing were not in the best interests of our stockholders. There can be no assurance that market conditions and/or available pricing will improve or that we will be able to raise additional capital on acceptable terms, or at all, in the future.

An inability to successfully access the capital markets on acceptable terms or at all could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. We may be required to delay or not effectuate acquisitions of additional CRE investments, forego other investment opportunities or otherwise adjust our capital allocation and business plans. These actions could limit our ability to grow our business, result in a smaller investment portfolio, reduce our earnings and liquidity, adversely affect our book value or ability to make distributions and cause our results to differ materially from our current expectations.

In addition, our financing sources may be adversely impacted by any dislocation or weakness in the capital and credit markets, which could result in one or more of our financing sources to be unwilling or unable to provide us with financing or increase the costs of that financing. Furthermore, other factors, including changes to regulatory capital requirements imposed on our financing sources, could limit our access to, or increase the cost of, our capital or increase the cost of our financings they provide to us. Our inability to access financing on acceptable terms, or at all, may have a material adverse effect on us and our operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Flow Mortgage Loan Purchase and Sale Agreement, between Rithm Loan Aggregation Trust, as Seller, and RPT Seller LLC, as Purchaser, dated as of April 29, 2026.
10.2	Rithm Property Trust Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 2, 2026).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*(1)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Definition Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
(1) This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITHM PROPERTY TRUST INC.
(Registrant)
Date: July 30, 2026	By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer (Principal Financial Officer)