Form 10-Q
period 2026-09-30
Rithm Property Trust Inc.
filed 2026-10-29
CIK 1614806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Common stock, $0.01 par value per share: 7,909,947 shares outstanding as of October 27, 2026.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This quarterly report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the performance of Rithm Property Trust Inc.’s (together with its subsidiaries, “Rithm Property Trust,” “we,” the “Company,” “our” and “us”) investments, expected results, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by the use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on potentially accretive opportunities, our investment strategy and our reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

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
•the fact that we have in the past and we may in the future incur increasing and significant consolidated net losses from our residential mortgage holdings;
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
•the impact of our recent acquisition of an indirect minority interest in Elecor Properties Operating Partnership LP (formerly known as Paramount Group Operating Partnership LP), which through its affiliates and joint ventures owns a portfolio of CRE properties in the Elecor Properties platform;
•risks associated with the servicers of CRE loans;
•risks associated with investments in CMBS, including, but not limited to, interest shortfalls, the regulation of CRE loans and the results of bankruptcy or insolvency claims which could invalidate the debt;

•difficulties in consummating sales of our NPLs and RPLs at attractive prices and on a prompt timeline or at all, and adverse market developments negatively impacting the value of, and the returns expected from, such assets;
•changes in general economic conditions, including, but not limited to, adverse changes in the real estate, mortgage or housing markets, and other changes in the general economy, including the impacts of tariffs, ongoing inflation or other governmental policies, volatile energy prices, geopolitical uncertainty, including the conflict in Iran, a general economic slowdown, increased market volatility or a severe recession in our industry or in the CRE sector, including the impact on the value of our assets or the performance of our investments;
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
•our ability to control our costs;
•our ability to obtain financing arrangements, refinance our existing debt as it matures and access the capital markets on acceptable terms or at all;
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
•the impact of our reverse stock split;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$45,254	$79,321
Restricted cash	272	811
Residential mortgage loans held-for-investment, net(1)	341,144	362,829
Residential mortgage loans held-for-sale, net	15,748	29,419
Residential transition loans, at fair value(5)	235,405	—
Commercial mortgage-backed securities, at fair value(2)	59,052	273,783
Residential mortgage-backed securities(3)	153,247	189,947
Commercial real estate equity method investments(4)	75,246	79,168
Other assets	37,772	26,249
Total Assets	$963,140	$1,041,527
Liabilities and Equity
Liabilities
Secured bonds payable, net(1)	$205,579	$226,243
Repurchase financing agreements(6)	353,062	407,072
Unsecured notes, net	109,153	108,507
Accrued expenses and other liabilities	9,182	8,608
Total Liabilities	676,976	750,430
Commitments and Contingencies – see Note 9
Stockholders’ Equity
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 2,084,232 shares issued and outstanding, $52,106 aggregate liquidation preference	50,785	50,785
Common stock $0.01 par value, 125,000,000 shares authorized, 8,187,340 and 7,848,703 shares issued and 7,909,947 and 7,571,699 shares outstanding, respectively	79	76
Additional paid-in capital	430,297	425,703
Treasury stock	(11,596)	(11,596)
Accumulated deficit	(180,832)	(171,768)
Accumulated other comprehensive loss	(2,112)	(1,647)
Stockholders’ Equity in Rithm Property Trust Inc.	286,621	291,553
Noncontrolling interests	(457)	(456)
Total Stockholders’ Equity	286,164	291,097
Total Liabilities and Equity	$963,140	$1,041,527
(1)Residential mortgage loans held-for-investment (“HFI”), net includes $340.0 million and $361.6 million of loans as of September 30, 2026 and December 31, 2025, respectively, transferred to consolidated securitization trusts. These loans can only be used to settle obligations of the trusts. Secured bonds payable, net consists of notes issued by such trusts that can only be settled with the assets and cash flows of such specific trust. The creditors do not have recourse to Rithm Property Trust Inc.
(2)Commercial mortgage-backed securities (“CMBS”), at fair value had an amortized cost of $59.2 million and $273.4 million as of September 30, 2026 and December 31, 2025, respectively.
(3)Includes residential mortgage-backed securities (“RMBS”) available-for-sale (“AFS”), at fair value of $41.4 million and $49.2 million which had amortized cost of $41.8 million and $48.8 million as of September 30, 2026 and December 31, 2025, respectively. RMBS investments in beneficial interests are carried at amortized cost. There was no loss allowance recognized as of September 30, 2026 and December 31, 2025.
(4)Includes commercial real estate (“CRE”) equity method investments at fair value of $57.7 million and $61.6 million as of September 30, 2026 and December 31, 2025, respectively.
(5)Residential transition loans (“RTLs” and each, an “RTL”), at fair value had an amortized cost of $235.0 million and $0.0 million as of September 30, 2026 and December 31, 2025, respectively.
(6)Presented net of $0.3 million and $0.0 million of unamortized financing costs as of September 30, 2026 and December 31, 2025, respectively.

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Interest Income
Interest income	$15,061	$13,424	$39,933	$40,260
Interest expense	(9,006)	(9,436)	(26,193)	(28,245)
Net interest income	6,055	3,988	13,740	12,015

Expenses
Related party loan servicing fee	793	485	1,816	1,488
Related party management fee	1,621	1,603	4,839	4,650
Professional fees	1,451	887	4,351	2,636
General and administrative	708	993	2,878	2,970
Total expense	4,573	3,968	13,884	11,744

Other Income (Loss)
Realized and unrealized gains (losses), net	1,000	(911)	3,836	(4,791)
Other income (loss), net	305	639	(911)	2,604
Total other income (loss)	1,305	(272)	2,925	(2,187)

Income (Loss) Before Income Taxes	2,787	(252)	2,781	(1,916)
Income tax expense (benefit)	(323)	21	(346)	(151)
Net Income (Loss)	3,110	(273)	3,127	(1,765)
Net income (loss) attributable to the noncontrolling interests	(2)	—	(1)	4
Net Income (Loss) Attributable to Rithm Property Trust Inc.	3,112	(273)	3,128	(1,769)
Dividends on preferred stock	1,290	1,286	3,870	2,923
Net Income (Loss) Attributable to Common Stockholders	$1,822	$(1,559)	$(742)	$(4,692)

Net Income (Loss) per Share of Common Stock
Basic	$0.23	$(0.21)	$(0.10)	$(0.62)
Diluted	$0.23	$(0.21)	$(0.10)	$(0.62)
Weighted Average Number of Shares of Common Stock Outstanding(1)
Basic	7,859,175	7,570,421	7,743,347	7,569,800
Diluted	7,859,175	7,570,421	7,743,347	7,569,800
(1)The prior period share and per share amounts were adjusted to reflect the impact of the one-for-six reverse stock split of the Company’s common stock which took effect on December 30, 2025. Unless otherwise indicated, all share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss)	$3,110	$(273)	$3,127	$(1,765)
Other Comprehensive Income (Loss):
Unrealized gain (loss) on AFS securities	(644)	1,037	(889)	6,101
Reclassification to earnings of unrealized loss on debt securities AFS transferred to held-to-maturity	143	141	424	716
Comprehensive Income (Loss)	2,609	905	2,662	5,052
Comprehensive income (loss) attributable to noncontrolling interests	(2)	—	(1)	4
Comprehensive Income (Loss) Attributable to Rithm Property Trust	2,611	905	2,663	5,048
Dividends on preferred stock	1,290	1,286	3,870	2,923
Comprehensive Income (Loss) Attributable to Common Stockholders	$1,321	$(381)	$(1,207)	$2,125

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except per share data)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of June 30, 2026	2,084,232	$50,785	7,772,564	$78	$430,298	$(11,596)	$(182,654)	$(1,611)	$285,300	$(455)	$284,845
Net income (loss)	—	—	—	—	—	—	3,112	—	3,112	(2)	3,110
Stock-based management fee to Manager	—	—	137,383	1	(1)	—	—	—	—	—	—
Preferred dividend accrued	—	—	—	—	—	—	(1,290)	—	(1,290)	—	(1,290)
Unrealized losses on AFS securities	—	—	—	—	—	—	—	(644)	(644)	—	(644)
Reclassification of unrealized loss to earnings on debt securities AFS transferred to held-to-maturity	—	—	—	—	—	—	—	143	143	—	143
Balance as of September 30, 2026	2,084,232	$50,785	7,909,947	$79	$430,297	$(11,596)	$(180,832)	$(2,112)	$286,621	$(457)	$286,164

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of June 30, 2025	2,084,232	$50,785	7,570,125	$471	$425,052	$(11,594)	$(166,623)	$(3,352)	$294,739	$(150)	$294,589
Net loss	—	—	—	—	—	—	(273)	—	(273)	—	(273)
Common dividend declared	—	—	—	—	—	—	(2,726)	—	(2,726)	—	(2,726)
Preferred dividend accrued	—	—	—	—	—	—	(1,286)	—	(1,286)	—	(1,286)
Unrealized gains on AFS securities	—	—	—	—	—	—	—	1,037	1,037	—	1,037
Other	—	—	1,285	—	21	—	—	—	21	—	21
Reclassification of unrealized loss to earnings on debt securities AFS transferred to held-to-maturity	—	—	—	—	—	—	—	141	141	—	141
Balance as of September 30, 2025	2,084,232	$50,785	7,571,410	$471	$425,073	$(11,594)	$(170,908)	$(2,174)	$291,653	$(150)	$291,503

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
(dollars in thousands, except per share data)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 31, 2025	2,084,232	$50,785	7,571,699	$76	$425,703	$(11,596)	$(171,768)	$(1,647)	$291,553	$(456)	$291,097
Net income (loss)	—	—	—	—	—	—	3,128	—	3,128	(1)	3,127
Stock-based management fee to Manager	—	—	353,864	3	4,818	—	—	—	4,821	—	4,821
Common dividend declared	—	—	—	—	—	—	(8,322)	—	(8,322)	—	(8,322)
Stock repurchase	—	—	(15,227)	—	(224)	—	—	—	(224)	—	(224)
Preferred dividend accrued	—	—	—	—	—	—	(3,870)	—	(3,870)	—	(3,870)
Unrealized losses on AFS securities	—	—	—	—	—	—	—	(889)	(889)	—	(889)
Other	—	—	(389)	—	—	—	—	—	—	—	—
Reclassification of unrealized loss to earnings on debt securities AFS transferred to held-to-maturity	—	—	—	—	—	—	—	424	424	—	424
Balance as of September 30, 2026	2,084,232	$50,785	7,909,947	$79	$430,297	$(11,596)	$(180,832)	$(2,112)	$286,621	$(457)	$286,164

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity in Rithm Property Trust Inc.	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 31, 2024	—	$—	7,570,125	$471	$425,039	$(11,594)	$(158,003)	$(8,991)	$246,922	$(154)	$246,768
Net income (loss)	—	—	—	—	—	—	(1,769)	—	(1,769)	4	(1,765)
Issuance of Series C Preferred Stock	2,084,232	50,785	—	—	—	—	—	—	50,785	—	50,785
Common dividend declared	—	—	—	—	—	—	(8,213)	—	(8,213)	—	(8,213)
Preferred dividend accrued	—	—	—	—	—	—	(2,923)	—	(2,923)	—	(2,923)
Unrealized gains on AFS securities	—	—	—	—	—	—	—	6,101	6,101	—	6,101
Other	—	—	1,285	—	34	—	—	—	34	—	34
Reclassification of unrealized loss to earnings on debt securities AFS transferred to held-to-maturity	—	—	—	—	—	—	—	716	716	—	716
Balance as of September 30, 2025	2,084,232	$50,785	7,571,410	$471	$425,073	$(11,594)	$(170,908)	$(2,174)	$291,653	$(150)	$291,503

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$3,127	$(1,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	—	13
Mark-to-market on residential mortgage loans held-for-sale, net	599	(3,683)
Mark-to-market adjustment on securities carried at fair value	213	5,374
Mark-to-market adjustment on RTLs, at fair value	(552)	—
Mark-to-market adjustment on CRE equity method investments, at fair value	(4,333)	—
Discount accretion on mortgage loans	(438)	(490)
Interest and discount accretion on investment in debt securities	(710)	(824)
Discount accretion on investments in beneficial interests	(7,345)	(4,728)
Gain on sale of residential mortgage loans	(211)	(101)
Loss (gain) on sale of real estate owned properties	2	(413)
Loss on sale of securities	127	3,037
Impairment of real estate owned	187	731
Amortization of debt discount and prepaid financing costs	987	1,150
Undistributed loss (gain) from investment in affiliates	911	(1,102)
Net change in operating assets and liabilities:
Other assets	(458)	905
Accrued expenses and other liabilities	(4,070)	(5,569)
Net cash used in operating activities	(11,964)	(7,465)
Cash Flows from Investing Activities
Principal paydowns on mortgage loans	23,101	25,774
Proceeds from sale of mortgage loans	11,994	1,758
Origination of commercial loan	—	(15,989)
Purchase of CMBS, at fair value	—	(49,075)
Purchase of RTLs, at fair value	(199,729)	—
Principal and interest collection on mortgage-backed securities	99,188	30,644
Proceeds from sales of RMBS AFS	—	14,341
Proceeds from sales of CMBS	159,612	—
Draws on RTLs	(44,427)	—
Principal payments on RTLs	387	—
Paydown on other investments	—	7,998
Proceeds from sale of real estate owned, held-for-sale	540	1,881
Investment in equity investments	—	(17,500)
Distribution from affiliates	11,323	1,552
Net cash provided by investing activities	61,989	1,384
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	—	50,785
Net change in repurchase financing agreements	(54,009)	4,555
Repayments on secured bonds payable	(21,004)	(22,928)
Repurchase of common stock	(224)	—
Dividends paid on common stock and preferred stock	(9,394)	(8,213)

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) financing activities	(84,631)	24,199
Net Change in Cash and Cash Equivalents and Restricted Cash	(34,606)	18,118
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	80,132	64,252
Cash and Cash Equivalents and Restricted Cash, End of Period	$45,526	$82,370

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$21,120	$29,911
Cash paid for income taxes	—	310

Supplemental Disclosure of Noncash Investing and Financing Activities:
Common stock settled for management fee and compensation expense	$4,821	$—
Net transfer of loans to real estate owned	830	288
Reclassification of unrealized loss to earnings on debt securities AFS transferred to held-to-maturity	424	716
Unrealized gain (loss) on AFS securities	(889)	6,101

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$45,254	$81,446
Restricted cash	272	924
Total Cash and Cash Equivalents and Restricted Cash	$45,526	$82,370

See notes to consolidated financial statements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
1. BUSINESS AND ORGANIZATION

Rithm Property Trust Inc. (“Rithm Property Trust” or the “Company”) is an opportunistic commercial real estate investment vehicle externally managed by an affiliate of Rithm Capital Corp. (together with its subsidiaries, “Rithm”). Rithm Property Trust is a Maryland corporation that is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is headquartered in New York, New York.

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

The Operating Partnership, through interests in certain entities, as of September 30, 2026 and December 31, 2025, held 99.7% of Rithm Property Trust II REIT Inc. (“Rithm Property Trust II REIT”), which owns Great Ajax II Depositor LLC (“Great Ajax II Depositor”), formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Also as of September 30, 2026 and December 31, 2025, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The Company consolidates two entities with noncontrolling ownership interests held by third parties. Ajax Mortgage Loan Trust 2017-D (“2017-D”) is a securitization trust that holds mortgage loans, REO properties and secured bonds payable. The Company held 50.0% in 2017-D as of September 30, 2026 and December 31, 2025. Rithm Property Trust II REIT wholly owns Great Ajax II Depositor, which acts as the depositor of mortgage loans into securitization trusts and holds the subordinated securities issued by such trusts and certain additional trusts the Company may form for additional secured bonds payable. Rithm Property Trust II REIT was 99.7% owned by the Company as of September 30, 2026 and December 31, 2025. The Company recognizes noncontrolling interests in its consolidated financial statements for the amounts of the investments and income due to the third party investors.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables summarize segment financial information, including the Corporate category explained above, which in total reconciles to the same data on a consolidated basis:

	Three Months Ended September 30, 2026
	Residential	Commercial	Corporate Category	Total
Interest income	$8,676	$5,919	$466	$15,061
Interest expense	(3,085)	(2,924)	(2,997)	(9,006)
Net interest income (expense)	5,591	2,995	(2,531)	6,055

Related party loan servicing fee	421	372	—	793
Related party management fee	—	—	1,621	1,621
Professional fees	—	4	1,447	1,451
General and administrative	40	—	668	708
Total expense	461	376	3,736	4,573

Realized and unrealized gains (losses), net	(465)	1,465	—	1,000
Other income, net	—	305	—	305
Total other income (loss)	(465)	1,770	—	1,305

Income (loss) before income taxes	4,665	4,389	(6,267)	2,787
Income tax expense (benefit)	—	—	(323)	(323)
Net Income (Loss)	$4,665	$4,389	$(5,944)	$3,110

	Three Months Ended September 30, 2025
	Residential	Commercial	Corporate Category	Total
Interest income	$7,847	$4,484	$1,093	$13,424
Interest expense	(3,536)	(2,951)	(2,949)	(9,436)
Net interest income (expense)	4,311	1,533	(1,856)	3,988

Related party loan servicing fee	485	—	—	485
Related party management fee	—	—	1,603	1,603
Professional fees	—	(6)	893	887
General and administrative	79	—	914	993
Total expense	564	(6)	3,410	3,968

Realized and unrealized losses, net	(911)	—	—	(911)
Other income, net	603	29	7	639
Total other income (loss)	(308)	29	7	(272)

Income (loss) before income taxes	3,439	1,568	(5,259)	(252)
Income tax expense	—	—	21	21
Net Income (Loss)	$3,439	$1,568	$(5,280)	$(273)

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Nine Months Ended September 30, 2026
	Residential	Commercial	Corporate Category	Total
Interest income	$24,631	$13,574	$1,728	$39,933
Interest expense	(9,621)	(7,156)	(9,416)	(26,193)
Net interest income (expense)	15,010	6,418	(7,688)	13,740

Related party loan servicing fee	1,334	482	—	1,816
Related party management fee	—	—	4,839	4,839
Professional fees	—	8	4,343	4,351
General and administrative	53	4	2,821	2,878
Total expense	1,387	494	12,003	13,884

Realized and unrealized gains (losses), net	(709)	4,545	—	3,836
Other loss, net	—	(911)	—	(911)
Total other income (loss)	(709)	3,634	—	2,925

Income (loss) before income taxes	12,914	9,558	(19,691)	2,781
Income tax expense (benefit)	—	—	(346)	(346)
Net Income (Loss)	$12,914	$9,558	$(19,345)	$3,127

	Nine Months Ended September 30, 2025
	Residential	Commercial	Corporate Category	Total
Interest income	$24,218	$13,051	$2,991	$40,260
Interest expense	(10,819)	(7,728)	(9,698)	(28,245)
Net interest income (expense)	13,399	5,323	(6,707)	12,015

Related party loan servicing fee	1,488	—	—	1,488
Related party management fee	—	—	4,650	4,650
Professional fees	—	8	2,628	2,636
General and administrative	172	43	2,755	2,970
Total expense	1,660	51	10,033	11,744

Realized and unrealized losses, net	(4,791)	—	—	(4,791)
Other income (loss), net	6,006	(3,005)	(397)	2,604
Total other income (loss)	1,215	(3,005)	(397)	(2,187)

Income (loss) before income taxes	12,954	2,267	(17,137)	(1,916)
Income tax expense (benefit)	—	—	(151)	(151)
Net Income (Loss)	$12,954	$2,267	$(16,986)	$(1,765)

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Residential	Commercial	Corporate Category	Total
As of September 30, 2026
Total assets	$515,915	$398,769	$48,456	$963,140
CRE equity method investments	—	75,246	—	75,246
As of December 31, 2025
Total assets	$588,704	$370,949	$81,874	$1,041,527
CRE equity method investments	—	79,168	—	79,168
4. RESIDENTIAL MORTGAGE LOANS

The activity in and the balances of the Company’s residential mortgage loan portfolio are presented in the table below:

	Three Months Ended September 30,
	2026		2025
	Residential Mortgage Loans HFI, Net	Residential Mortgage Loans Held-for-Sale, Net	Residential Mortgage Loans HFI, Net	Residential Mortgage Loans Held-for-Sale, Net
Beginning carrying value	$348,147	$16,072	$378,894	$27,588
Accretion recognized	4,115	—	4,447	—
Payments received on loans, net	(11,118)	(51)	(10,476)	(355)
Unrealized gain (loss) on residential mortgage loans held-for-sale, net	—	(273)	—	194
Ending Carrying Value	$341,144	$15,748	$372,865	$27,427

	Nine Months Ended September 30,
	2026		2025
	Residential Mortgage Loans HFI, Net	Residential Mortgage Loans Held-for-Sale, Net	Residential Mortgage Loans HFI, Net	Residential Mortgage Loans Held-for-Sale, Net
Beginning carrying value	$362,829	$29,419	$396,052	$27,788
Accretion recognized	12,602	—	13,901	—
Payments received on loans, net	(33,792)	(1,473)	(36,796)	(2,193)
Unrealized gain (loss) on residential mortgage loans held-for-sale, net	—	(599)	—	3,683
Reclassifications to REO	(495)	(335)	(92)	(196)
Sale of residential mortgage loans	—	(11,782)	—	(1,658)
Other	—	518	(200)	3
Ending Carrying Value	$341,144	$15,748	$372,865	$27,427

Residential mortgage loans held at the Operating Partnership are classified as held-for-sale (“HFS”) and are measured at the lower of amortized cost or fair value on an aggregated basis for assets with similar risk characteristics. Loans held at Rithm Property Trust II REIT are classified as HFI and are subject to Accounting Standards Codification 326, Financial Instruments - Credit Losses, otherwise known as credit losses under the current expected credit loss (“CECL”) impairment model. The Company applies a legal entity-based approach in evaluating its residential mortgage loans HFI based on the relatively homogeneous characteristics of the loans within each entity. Accordingly, the Company utilizes the following five pools:

1.Ajax Mortgage Trust 2019-D (“2019-D”);
2.Ajax Mortgage Trust 2019-F (“2019-F”);
3.Ajax Mortgage Trust 2020-B (“2020-B”);
4.Ajax Mortgage Trust 2021-A (“2021-A”); and
5. 18-1 LLC.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table presents information regarding the year of origination of the Company’s residential mortgage loan portfolio by basis:

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
2019-D	$—	$—	$—	$—	$—	$80,302	$80,302
2019-F	—	—	—	—	—	75,408	75,408
2020-B	—	—	—	—	—	81,008	81,008
2021-A	—	—	—	—	—	103,295	103,295
18-1 LLC	—	—	—	—	—	1,131	1,131
Residential Mortgage Loans HFI, Net	$—	$—	$—	$—	$—	$341,144	$341,144

Residential Mortgage Loans HFS, Net	$—	$—	$—	$—	$244	$15,504	$15,748

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
2019-D	$—	$—	$—	$—	$—	$85,105	$85,105
2019-F	—	—	—	—	—	81,025	81,025
2020-B	—	—	—	—	—	86,096	86,096
2021-A	—	—	—	—	—	109,382	109,382
18-1 LLC	—	—	—	—	—	1,221	1,221
Residential Mortgage Loans HFI, Net	$—	$—	$—	$—	$—	$362,829	$362,829

Residential Mortgage Loans HFS, Net	$—	$—	$—	$600	$370	$28,449	$29,419

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

During the three and nine months ended September 30, 2026 and 2025, the Company had no activity related to the allowance for expected credit losses on residential mortgage loans HFI, net, and no allowance was recorded as of September 30, 2026 and December 31, 2025.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables set forth the carrying value of the Company’s residential mortgage loans by delinquency status as of September 30, 2026 and December 31, 2025. Each column indicates the carrying value of loans which are past due on such mortgage payment for the applicable number of days presented or for which the Company has initiated foreclosure proceedings.

	September 30, 2026
	Current	30	60	90	Foreclosure	Total
2019-D	$71,946	$4,137	$16	$2,770	$1,433	$80,302
2019-F	61,898	7,883	112	4,171	1,344	75,408
2020-B	63,892	7,115	—	6,848	3,153	81,008
2021-A	89,104	6,783	347	5,055	2,006	103,295
18-1 LLC	1,084	47	—	—	—	1,131
Residential Mortgage Loans HFI, Net	$287,924	$25,965	$475	$18,844	$7,936	$341,144

Residential Mortgage Loans HFS, Net	$7,354	$1,492	$—	$2,800	$4,102	$15,748

	December 31, 2025
	Current	30	60	90	Foreclosure	Total
2019-D	$77,410	$3,666	$—	$2,518	$1,511	$85,105
2019-F	65,283	9,049	—	5,593	1,100	81,025
2020-B	66,186	8,995	57	5,723	5,135	86,096
2021-A	96,885	5,955	389	3,883	2,270	109,382
18-1 LLC	1,187	34	—	—	—	1,221
Residential Mortgage Loans HFI, Net	$306,951	$27,699	$446	$17,717	$10,016	$362,829

Residential Mortgage Loans HFS, Net	$13,805	$5,084	$10	$3,861	$6,659	$29,419

The following tables summarizes the geographic distribution of the Company’s residential mortgage loans for the top 10 states as of September 30, 2026 and December 31, 2025:

	September 30, 2026
State Concentration	Unpaid Principal Balance (“UPB”)	% UPB
California	$110,458	29.2%
Florida	43,682	11.6%
New York	31,896	8.4%
New Jersey	22,950	6.1%
Maryland	20,479	5.4%
Illinois	13,898	3.7%
Virginia	13,804	3.7%
Georgia	12,936	3.4%
Texas	10,745	2.8%
North Carolina	10,284	2.7%
Other	86,525	23.0%
Total Residential Mortgage Loans	$377,657	100.0%

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

5. RESIDENTIAL TRANSITION LOANS

During the second quarter of 2026, the Company began acquiring pools of RTLs, consisting of multifamily transitional loans, originated by Genesis and held by Rithm Loan Aggregation Trust (the “RTL Seller”), both subsidiaries of Rithm and affiliates of the Company, pursuant to a Flow Mortgage Loan Purchase and Sale Agreement (the “Flow MLPA”). The RTLs are measured at fair value with changes in fair value recognized in earnings under the fair value option election.

RTLs are presented net of construction holdbacks, interest reserves and credit holdbacks. Loan fee income (including extension and amendment fees) is recognized as interest income at amendment rather than deferred. Interest income, including amounts funded through interest reserves, is recognized on an accrual basis. The accrual of interest income is generally suspended when a loan is in contractual default or, in certain cases, when the interest reserve has been depleted and collection is not expected. Any previously accrued interest may be reversed, and interest income is recognized on a cash basis until the loan becomes contractually current or collectability is otherwise supported.

The following table summarizes the characteristics of the Company’s RTLs, at fair value by loan type:

	September 30, 2026
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(1)
Construction	$112,847	47.9%	10	52.6%	10.2%	25	76.5% / 61.6%
Bridge	80,051	34.0%	6	31.6%	8.8%	20	47.5%
Renovation	42,507	18.1%	3	15.8%	9.8%	29	68.7% / 55.3%
	$235,405	100.0%	19	100.0%	9.6%	24	N/A
(1)Weighted by commitment loan-to-value for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the activity of RTLs, at fair value on the consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning carrying value	$117,730	$—	$—	$—
Purchases	96,741	—	199,729	—
Construction holdbacks and draws	31,711	—	46,311	—
Repayments and sales	(11,187)	—	(11,187)	—
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(452)	—	(436)	—
Other factors	862	—	988	—
Ending Carrying Value	$235,405	$—	$235,405	$—

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in RTLs, at fair value on the consolidated balance sheets:

	September 30, 2026
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$234,294	$235,405	$1,111
90+	—	—	—
Total	$234,294	$235,405	$1,111

See Note 10 regarding the financing of RTLs.

6. DEBT SECURITY INVESTMENTS

The Company holds interests in various classes of non-agency RMBS, CMBS and other investments. The Company classifies its investments in RMBS as AFS or held-to-maturity (“HTM”) or as RMBS investments in beneficial interests, based on the Company’s intent and ability to hold each security to maturity. Beneficial interests are the residual interest of the Company’s investments in securitization trusts holding pools of residential mortgage loans. The Company measures its RMBS AFS debt securities at fair value with changes in fair value recorded in other comprehensive income in the period in which they occur. The Company measures its RMBS HTM and beneficial interests at amortized cost, net of any allowance for credit losses. Beneficial interests may be trust certificates and/or subordinated notes depending on the structure of the securitization.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
During the three months ended September 30, 2026 and 2025, the Company recognized $(0.3) million and $(0.6) million, respectively, of fair value gains (losses) in current period earnings on securities carried at fair value. During the nine months ended September 30, 2026 and 2025, the Company recognized $(0.3) million and $(8.4) million, respectively, of fair value gains (losses) in current period earnings on securities carried at fair value.

During the nine months ended September 30, 2025, $3.6 million of losses were reclassified from other comprehensive loss to realized loss in connection with the sale of RMBS AFS with a par value of $20.7 million. There were no sales of RMBS in the three and nine months ended September 30, 2026 or in the three months ended September 30, 2025. Changes in unrealized gains and losses on securities carried at fair value are recorded in realized and unrealized gains (losses), net in the consolidated statements of operations, while those on RMBS AFS securities are recorded in unrealized gain (loss) on AFS securities in the consolidated statements of comprehensive income (loss).

During the three and nine months ended September 30, 2026, the Company did not acquire any CMBS. During the three and nine months ended September 30, 2025, the Company acquired $— million and $49.1 million in par of CMBS, respectively. During the three and nine months ended September 30, 2026, the Company sold $— million and $159.5 million of CMBS, respectively. There were no sales of CMBS in the three and nine months ended September 30, 2025.

The following table presents information regarding the Company’s investments in debt securities:

	September 30, 2026
	Basis(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS, at fair value	$59,248	$53	$(250)	$59,052
RMBS:
RMBS AFS, at fair value	41,820	327	(784)	41,363
Debt securities HTM at amortized cost, net of allowance for credit losses of $0	34,962	—	(2,399)	32,563
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $0	76,922	6,992	(33,566)	50,348
RMBS	153,704	7,319	(36,749)	124,274

Total Debt Security Investments	$212,952	$7,372	$(36,999)	$183,326
(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.

	December 31, 2025
	Basis(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS, at fair value	$273,421	$596	$(234)	$273,783
RMBS:
RMBS AFS, at fair value	48,810	648	(218)	49,240
Debt securities HTM at amortized cost, net of allowance for credit losses of $0	41,528	—	(1,210)	40,318
Investment in beneficial interests at amortized cost, net of allowance for credit losses of $0	99,179	9,327	(42,257)	66,249
RMBS	189,517	9,975	(43,685)	155,807

Total Debt Security Investments	$462,938	$10,571	$(43,919)	$429,590
(1)Basis amount is net of amortized discount, principal paydowns and interest receivable on CMBS, RMBS AFS and HTM before any fair value adjustment.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables present a breakdown of the Company’s gross unrealized gains and losses on its investments in RMBS AFS grouped by due date:

	September 30, 2026
	Step-Up Date(s)(1)	Basis(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
RMBS due March 2060	n/a	$4,134	$79	$—	$4,213
RMBS due June 2061	n/a	9,211	248	—	9,459
RMBS due October 2061(3)	April 2029	4,849	—	(219)	4,630
RMBS due March 2062(3)	May 2029	5,094	—	(209)	4,885
RMBS due July 2062	February 2030	8,731	—	(237)	8,494
RMBS due October 2062	October 2026	4,091	—	(7)	4,084
RMBS due May 2063	July 2030	5,710	—	(112)	5,598
RMBS AFS, at Fair Value		$41,820	$327	$(784)	$41,363
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

The following table presents accretable interest income on debt securities and accretable yield on beneficial interests recognized for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income on CMBS	$1,014	$4,201	$6,290	$12,637
Interest income on RMBS AFS and HTM	1,148	1,367	3,689	4,271
Accretable yield recognized on RMBS beneficial interests	3,152	1,644	7,345	4,728
	$5,314	$7,212	$17,324	$21,636

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

During the three and nine months ended September 30, 2026 and 2025, the Company had no activity related to the allowance for expected credit losses for investments in RMBS HTM. There was no allowance recorded as of September 30, 2026 and December 31, 2025.

The following table presents the activity in the allowance for expected credit losses for beneficial interests:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Allowance for expected credit losses, beginning balance	$—	$(9,082)	$—	$(9,082)
Reclassification to non-credit discount from the allowance for changes in payment expectations	—	9,082	—	9,082
Allowance for Expected Credit Losses, Ending Balance	$—	$—	$—	$—

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables present financial assets recorded at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025. There were no financial liabilities recorded at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

September 30, 2026	Carrying Value	Level 1	Level 2	Level 3
Assets:
RTLs, at fair value	$235,405	$—	$—	$235,405
CMBS, at fair value	59,052	—	59,052	—
RMBS AFS, at fair value	41,363	—	41,363	—
CRE equity method investments	57,664	—	—	57,664
Other assets	17,993	—	—	17,993
Total	$411,477	$—	$100,415	$311,062

December 31, 2025	Carrying Value	Level 1	Level 2	Level 3
Assets:
CMBS, at fair value	$273,783	$—	$273,783	$—
RMBS AFS, at fair value	49,240	—	49,240	—
CRE equity method investments	61,578	—	—	61,578
Other assets	17,189	—	—	17,189
Total	$401,790	$—	$323,023	$78,767

Reconciliation of Fair Value Measurements Categorized within Level 3

Gains and losses on Level 3 investments are recorded in realized and unrealized gains (losses), net in the consolidated statements of operations.

The following tables summarize the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis for the nine months ended September 30, 2026 and 2025:

	December 31, 2025	Transfers In / (Out) of Level 3	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	September 30, 2026	Changes in Unrealized Gains (Losses) included in Earnings Related to Financial Assets Still Held at the Reporting Date
Assets:
RTLs	$—	$—	$246,040	$(11,187)	$552	$235,405	$552
CRE equity method investments	61,578	—	3,979	(9,769)	1,876	57,664	4,333
Other assets	17,189	(39)	843	—	—	17,993	—

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	December 31, 2024	Transfers In / (Out) of Level 3	Purchases / Issuances	Investment Sales / Settlements	Gains / (Losses) Included in Earnings	September 30, 2025	Changes in Unrealized Gains (Losses) included in Earnings Related to Financial Assets Still Held at the Reporting Date
Assets:
CRE equity method investments	$29,916	$—	$—	$(7,998)	$(3,443)	$18,475	$(3,443)
Other assets	—	—	16,900	—	—	16,900	—

Residential Transition Loans

The Company classifies RTLs as Level 3 in the fair value hierarchy. As of September 30, 2026, the Company’s RTLs were performing and were valued using an income approach through pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates and may include adjustments based on consensus pricing (broker quotes).

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

The following table summarizes certain information regarding the weighted averages of significant inputs (weighted by fair value) used in valuing performing RTLs, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	Default Rate	Loss Severity
September 30, 2026	$235,405	8.1%	50.0%	0.5%	25.0%

There were no RTLs recognized as of December 31, 2025.

CRE Equity Method Investments

The Company holds an investment in a REIT, Gaea Real Estate Corp. (“Gaea”). As of September 30, 2026 and December 31, 2025, the fair value of Gaea was determined based on the estimated liquidation proceeds of the entity. The fair value of the Company’s investment in Gaea was $7.0 million and $11.6 million as of September 30, 2026 and December 31, 2025, respectively, and is presented within CRE equity method investments on the consolidated balance sheets.

As of September 30, 2026, the fair value of the Company’s investment in the Aggregators (as defined in Note 8) was $50.7 million. As of December 31, 2025, the purchase price of the investment of $50.0 million approximated fair value. This investment is presented within CRE equity method investments on the consolidated balance sheets. The fair value of the investment is determined using an income approach, which estimates fair value based on projected net operating income of the underlying office properties. Significant unobservable inputs used in the valuation include a discount rate and capitalization rates, which reflect current market conditions and the risks inherent in the underlying properties and cash flows. Changes in these assumptions could have a material impact on the estimated fair value.

Significant increases (decreases) in discount rates or terminal capitalization rates, considered in isolation, would result in significantly lower (higher) fair value measurements. These inputs generally move in the same direction in response to changes in market conditions and property-specific risks, although the magnitude of changes may differ and the inputs may change independently.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Company’s investment in the Aggregators:

	Discount Rate	Capitalization Rate
September 30, 2026	7.3% – 10.0% (8.5%)	6.0% – 8.5% (7.1%)
December 31, 2025	8.3% – 13.4% (10.1%)	5.5% – 7.3% (6.2%)

Other Assets

The Company originated a commercial loan during the third quarter of 2025. The fair value of this loan was $18.0 million and $17.2 million as of September 30, 2026 and December 31, 2025, respectively, and is presented within other assets on the consolidated balance sheets. The Company relies on the Manager’s pricing model, as well as vendor pricing, to estimate the underlying cash flows expected to be collected on the loan. Risks inherent in the Company’s commercial loan portfolio affecting the valuation of its loans include the risk of default, delays and inconsistency in the frequency and amount of payments, risks affecting borrowers such as man-made or natural disasters, such as floods or wildfires, or a pandemic and damage to or delay in realizing the value of the underlying collateral. In addition, the Company assesses the expected cash flows from the commercial loans, the fair value of the underlying collateral and other factors and evaluates whether and when it becomes probable that all amounts contractually due will not be collected. As of September 30, 2026 and December 31, 2025, the significant unobservable quantitative input used for the fair value measurement of the commercial loan was a discount rate of 9.2% and 8.5%, respectively.

Financial Assets and Liabilities Not Carried at Fair Value

The following tables present financial assets and liabilities not carried at fair value, by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025:

September 30, 2026	Carrying Value	Level 1	Level 2	Level 3
Assets(1):
Residential mortgage loans HFI, net	$341,144	$—	$—	$281,383
Residential mortgage loans HFS, net	15,748	—	—	15,748
Investment in debt securities HTM(2)	34,962	—	32,563	—
Investment in beneficial interests(2)	76,922	—	—	50,348
Liabilities(1):
Secured bonds payable, net	$205,579	$—	$186,706	$—
Repurchase financing agreements	353,062	—	353,062	—
Unsecured notes, net	109,153	—	109,857	—
(1)The table excludes cash and other short-term receivables and payables for which the carrying value approximates fair value due to their short term nature and are classified within Level 1.
(2)Presented within residential mortgage-backed securities on the consolidated balance sheets.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

December 31, 2025	Carrying Value	Level 1	Level 2	Level 3
Assets(1):
Residential mortgage loans HFI, net	$362,829	$—	$—	$325,220
Residential mortgage loans HFS, net	29,419	—	—	29,419
Investment in debt securities HTM(2)	41,528	—	40,318	—
Investment in beneficial interests(2)	99,179	—	—	66,249
Liabilities(1):
Secured bonds payable, net	$226,243	$—	$212,811	$—
Repurchase financing agreements	407,072	—	407,072	—
Unsecured notes, net	108,507	—	107,668	—
(1)The table excludes cash and other short-term receivables and payables for which the carrying value approximates fair value due to their short term nature and are classified within Level 1.
(2)Presented within residential mortgage-backed securities on the consolidated balance sheets.

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

The Company’s repurchase financing agreements are generally short-term in nature, and the Manager believes it can renew the current borrowing arrangements on similar terms in the future. Accordingly, the carrying value of these borrowings approximates fair value.

Fair value for unsecured notes, net is determined using indicative pricing available from an independent pricing source.
The estimated fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

8. CRE EQUITY METHOD INVESTMENTS
The Company holds a 22.2% investment in Gaea, which is presented in CRE equity method investments on the Company’s consolidated balance sheets based on its board representation and other relevant facts and circumstances. The Company accounts for its investment at fair value under the fair value option with a carrying value of $7.0 million and $11.6 million as of September 30, 2026 and December 31, 2025, respectively. During the fourth quarter of 2025, Gaea adopted the liquidation basis of accounting and, as a result, no longer presents financial information on a going concern basis, including traditional asset classifications or net income. Accordingly, Gaea is not included in the summarized financial information presented below.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
During the first quarter of 2025, the Company entered into a joint real estate venture with Rithm (the “Commercial Real Estate JV”) to fund a certain mortgage note receivable with a total commitment of $35.0 million, with each party contributing $17.5 million. The Company holds a 50% interest in the Commercial Real Estate JV, which is presented within CRE equity method investments on the Company’s consolidated balance sheets. The Company accounts for its investment under the equity method of accounting, with a carrying value of $17.6 million as of September 30, 2026 and December 31, 2025.

During the fourth quarter of 2025, the Company acquired an indirect minority interest in Elecor Properties Operating Partnership LP (formerly known as Paramount Group Operating Partnership LP) (“EPOP”), which through its affiliates and joint ventures owns a portfolio (the “Elecor Portfolio”) of CRE properties in connection with Rithm’s acquisition of Paramount Group, Inc. (“Elecor”). In April 2026, Rithm announced the rebranding of the Paramount Group platform to Elecor Properties. The Elecor Portfolio consists of ten properties: 1633 Broadway, 1301 Avenue of the Americas, 1325 Avenue of the Americas, 31 W 52nd Street, 712 Fifth Avenue, 1600 Broadway and 900 3rd Avenue in New York, New York and One Market Plaza, 300 Mission Street and One Front Street in San Francisco, California. The Company made an initial cash investment of $50.0 million (the “Elecor Investment”), representing an approximately 3.9% limited partner interest, in both Rithm PGRE Aggregator LP and Rithm PGRE Aggregator II LP (collectively, the “Aggregators”), investment vehicles formed by Rithm, which indirectly hold the Elecor Portfolio. The Company committed to make additional capital contributions, up to $7.5 million, under certain circumstances, of which $3.5 million remained unfunded as of September 30, 2026. The Company accounted for its investment as an equity method investment, measured at fair value under the fair value option election and presented it in CRE equity method investments on the Company’s consolidated balance sheets.
The table below shows the net income for the Company’s unconsolidated affiliates at 100%, and at the Company’s share ownership:

Net income of unconsolidated affiliates at 100%:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income at 100%	2026	2025	2026	2025
Commercial Real Estate JV	$1,042	$1,105	$3,091	$3,013

Net income of unconsolidated affiliates at the Company’s share ownership:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income at the Company’s share	2026	2025	2026	2025
Commercial Real Estate JV	$521	$552	$1,546	$1,506

The following table details the summarized statements of operations for the Company’s limited partner interest in the Aggregators accounted for using the equity method for the three and nine months ended September 30, 2026:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Revenues	$185,542	$544,596
Loss before income taxes	(9,268)	(69,594)
Net loss	(9,493)	(69,899)

9. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

During the third quarter of 2025, the Company originated a commercial loan in the amount of $21.4 million of which $18.0 million has been funded. The remaining unfunded loan commitment of $3.4 million is available to be drawn by the borrower subject to customary funding conditions. The commercial loan is carried at fair value and presented within other assets on the consolidated balance sheets. See Note 7 regarding fair value measurements.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
In connection with the Company’s investment in the Aggregators, the Company committed to make additional capital contributions, up to $7.5 million under certain circumstances, of which $3.5 million remained unfunded as of September 30, 2026. See Note 8 for additional information on this transaction.

As of September 30, 2026, the Company had commitments to fund additional advances on existing RTLs up to $109.1 million. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms and conditions regarding advances that must be met before the Company funds the commitments.

Litigation, Claims and Assessments

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, the Company was not a party to, and its properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on its financial condition, results of operations or cash flows.

10. DEBT

Repurchase Agreements

The Company has entered into one repurchase facility whereby the Company acquires commercial loans or pools of RTLs which are then sold by the Company as “seller” to a counterparty, the “buyer.” Upon the time of the initial sale to the buyer, the Company, with a simultaneous agreement, also agreed to repurchase the commercial loans or pools of RTLs from the buyer. Interest is calculated based on a spread to one-month Secured Overnight Financing Rate (“SOFR”), subject to a floor. The advance rate is between 65% and 85% of the asset’s acquisition price.

The Company has also entered into one repurchase facility, substantially similar to the CRE repurchase facility, but where the pledged assets are pools of residential mortgage loans. Mortgage loans sold under this facility carries interest calculated based on a spread to one-month SOFR, which is fixed for the term of the borrowing. The advance rate is between 75% and 90% of the asset’s acquisition price. The obligations of the Company to repurchase these mortgage loans at a future date are guaranteed by the Operating Partnership.

As of September 30, 2026, the Company is also a party to six repurchase facilities, substantially similar to the CRE repurchase facility, but where the pledged assets are the Company’s investments in bonds and bonds retained from the Company’s securitization trusts. Each repurchase transaction represents its own borrowing. As such, the ceilings associated with these transactions are the amounts currently borrowed at any one time.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables set forth the details of the Company’s repurchase financing agreements and facilities:

	September 30, 2026
	Maturity Date(1)	Amount Outstanding	Amount of Collateral		Interest Rate
Goldman Sachs - loans(2)	April 29, 2028	$172,435	$251,444		5.93%
Lucid - bonds(3)		$16,862	$20,000		4.42%
A bonds	October 15, 2026	16,862	20,000		4.42%
Barclays - bonds(3)		$45,861	$60,560		4.73%
A bonds	October 2, 2026	12,963	15,000		4.49%
	October 16, 2026	12,969	18,023		4.89%
	October 21, 2026	14,286	17,627		4.56%
B bonds	October 16, 2026	713	1,919		5.31%
	October 21, 2026	4,377	6,869		5.34%
M bonds	October 16, 2026	458	973		5.09%
	October 21, 2026	95	149		4.94%
Nomura - bonds(3)		$85,967	$217,150	(4)	5.50%
A bonds	December 30, 2026	7,598	10,984		5.62%
B bonds	December 21, 2026	1,541	3,297		5.75%
B bonds	December 30, 2026	37,118	62,319		5.42%
M bonds	December 30, 2026	16,985	15,029		5.28%
Beneficial Interests(5)	December 21, 2026	22,725	125,521		5.75%
Nomura - loans(6)	February 26, 2027	$11,403	$14,317		5.87%
Santander bonds(3)		$20,852	$24,366		4.40%
A Bonds	October 15, 2026	20,852	24,366		4.40%
Totals/Weighted Averages		$353,380	$587,837		5.50%
(1)Debt obligations with a stated maturity through the date of issuance of the consolidated financial statements were refinanced, extended or repaid.
(2)Maximum borrowing capacity subject to pledging sufficient collateral as of September 30, 2026 was $300.0 million.
(3)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of September 30, 2026.
(4)Includes bonds that are consolidated on the Company’s balance sheet as of September 30, 2026.
(5)Collateral of beneficial interests presented at fair value, as disclosed in Note 7.
(6)Maximum borrowing capacity subject to pledging sufficient collateral as of September 30, 2026 was $400.0 million.

	December 31, 2025
	Maturity Date(1)	Amount Outstanding	Amount of Collateral	Interest Rate
Goldman Sachs - bonds(2)		$36,431	$42,767	4.58%
A bonds	January 12, 2026	8,510	10,000	4.41%
	February 17, 2026	27,921	32,767	4.63%
Goldman Sachs - loans(3)	December 12, 2027	$11,148	$17,150	6.62%
Lucid - bonds(2)		$50,829	$60,000	4.42%
A bonds	January 12, 2026	29,543	35,000	4.47%
A bonds	January 15, 2026	21,286	25,000	4.36%
Barclays - bonds(2)		$85,885	$109,816	4.65%
A bonds	January 9, 2026	14,780	17,439	4.47%
	January 12, 2026	12,963	15,000	4.51%
	January 14, 2026	15,598	18,540	4.71%
	January 23, 2026	18,576	23,014	4.46%

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	December 31, 2025
	Maturity Date(1)	Amount Outstanding	Amount of Collateral		Interest Rate
	March 19, 2026	14,629	20,041		4.82%
B bonds	January 23, 2026	4,195	6,531		5.18%
	March 19, 2026	4,573	8,129		5.20%
M bonds	January 23, 2026	90	149		4.78%
	March 19, 2026	481	973		5.00%
Nomura - bonds(2)		$99,005	$178,102	(4)	5.16%
A bonds	March 30, 2026	9,009	12,885		5.24%
B bonds	March 19, 2026	1,638	4,101		5.45%
B bonds	March 30, 2026	38,477	71,204		5.02%
M bonds	March 30, 2026	17,894	26,019		4.89%
Beneficial Interests(5)	March 19, 2026	31,987	63,893		5.45%
Nomura - loans(6)	February 27, 2026	$20,543	$25,999		5.91%
Santander bonds(2)		$103,231	$120,093		4.54%
A bonds	January 12, 2026	21,396	25,000		4.41%
	January 15, 2026	81,835	95,093		4.58%
Totals/Weighted Averages		$407,072	$553,927		4.83%
(1)Debt obligations with a stated maturity through the date of issuance of the consolidated financial statements were refinanced, extended or repaid.
(2)Maximum borrowing capacity subject to pledging sufficient collateral is the equivalent of the amount outstanding as of December 31, 2025.
(3)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2025 was $200.0 million.
(4)Includes bonds that are consolidated on the Company’s balance sheet as of December 31, 2025.
(5)Collateral of beneficial interests presented at fair value, as disclosed in Note 7.
(6)Maximum borrowing capacity subject to pledging sufficient collateral as of December 31, 2025 was $400.0 million.

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

The outstanding borrowings under the Company’s repurchase facilities and the pledged value of the related loans and securities pledged as collateral are presented on a gross basis on the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025. The table below presents the gross amounts on the consolidated balance sheets for these arrangements:

	Gross Amounts Not Offset on Balance Sheet
	September 30, 2026	December 31, 2025
Gross amount of recognized liabilities	$353,380	$407,072
Gross amount of loans and securities pledged as collateral	587,837	553,927
Net Collateral Amount	$234,457	$146,855

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

The Company’s rated securitization trusts are generally structured as “REIT TMP (taxable mortgage pool)” transactions which allow the Company to issue multiple classes of securities without using a real estate mortgage investment conduit structure or being subject to an entity level tax. The Company’s rated securitization trusts generally issue classes of debt from AAA through mezzanine. The Company generally retains the mezzanine and residual certificates in the transactions. The Company has retained the applicable mezzanine and residual certificates from the four rated securitization trusts outstanding at September 30, 2026.

Servicing for the residential mortgage loans in the Company’s securitization trusts is provided by Newrez, an affiliate of the Company, at a servicing fee of 0.42% of outstanding UPB and is paid monthly.

The following table sets forth the status of the notes held by third parties as of September 30, 2026 and December 31, 2025, and the original balance at the securitization cutoff date:

	September 30, 2026				December 31, 2025				Original Balances at Securitization Cutoff Date
Class of Notes	Carrying Value of Mortgages	Bond Principal Balance		Percentage of Collateral Coverage	Carrying Value of Mortgages	Bond Principal Balance		Percentage of Collateral Coverage	Mortgage UPB	Bond Principal Balance
2019-D	$80,302	$48,359		166%	$85,105	$52,508		162%	$193,301	$156,670
2019-F	75,408	36,707		205%	81,025	41,676		194%	170,876	127,673
2020-B	81,008	43,490		186%	86,096	48,894		176%	156,468	114,534
2021-A	103,295	77,334		134%	109,382	83,816		131%	206,506	175,116
	$340,013	$205,890	(1)	165%	$361,608	$226,894	(1)	159%	$727,151	$573,993
(1)Represents the gross amount of secured bonds payable and excludes the impact of deferred issuance costs of $0.3 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively.

Corporate Debt

Unsecured Notes, Net (2027 Notes)

In August 2022, the Operating Partnership issued $110.0 million aggregate principal amount of 8.875% senior unsecured notes due September 1, 2027 (the “2027 Notes”), which are fully and unconditionally guaranteed by the Company and certain of its subsidiaries. The 2027 Notes were issued at 99.009% of par value and have a five-year term. Interest is payable semi-annually on March 1 and September 1. The net proceeds from the issuance of the 2027 Notes totaled approximately $106.1 million, after deducting the original issue discount, commissions and offering expenses, which are amortized over the term of the notes using the effective interest method.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
As of September 30, 2026 and December 31, 2025, the aggregate principal amount outstanding of the 2027 Notes was $110.0 million, and the aggregate unamortized discount and deferred issuance costs were $0.8 million and $1.5 million, respectively.

The following table presents interest expense on the 2027 Notes for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$2,716	$2,716	$8,147	$8,147
Amortization of discount and deferred expenses	215	215	646	645
Total Interest Expense on 2027 Notes	$2,931	$2,931	$8,793	$8,792

The indenture governing the 2027 Notes (the “Indenture”) restricts, among other things, the Company’s and certain of its subsidiaries’ ability to incur certain additional debt, make certain investments or acquisitions, sell certain assets and merge, consolidate or transfer all or substantially all of its assets. Additionally, the Indenture requires the Company to comply with certain maintenance requirements, including certain levels of cash and liquidity, such as: (i) Net Asset Value (as defined in the Indenture) as of the close of business on the last day of each of its fiscal quarters must be equal to or greater than $240.0 million, plus the greater of (x) zero dollars and (y) 65% of the Company’s net equity capital activity; (ii) the ratio of the Adjusted Unencumbered Assets (as defined in the Indenture) close of business on the last day of each of its fiscal quarters to the aggregate principal amount of the 2027 Notes outstanding as of each such date must be equal to or greater than 1.6:1.0; (iii) the ratio of the debt to equity as of the close of business on the last day of each of its fiscal quarters must be less than 4.0:1.0, (iv) a quarterly minimum liquidity covenant of $30.0 million. As of September 30, 2026, the Company was in compliance with all covenants.

11. RELATED PARTY TRANSACTIONS

A party is considered to be related to the Company if the party, directly or indirectly or through one or more intermediaries, controls, is controlled by or is under common control with the Company. Related parties also include principal owners, management and directors, as well as members of their immediate families or any other parties with which the Company may deal if one party to a transaction controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Due from and Due to Related Parties

Amounts due from and due to related parties primarily relate to amounts arising from investment-related transactions and expenses funded on behalf of the Company by related parties. Amounts due from and due to related parties are presented within other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

Management Agreement

The Company entered into the Management Agreement with RCM GA, a subsidiary of Rithm. The Management Agreement has an initial term that expires June 11, 2027 and will automatically renew for a successive two-year term each anniversary date thereafter unless terminated by either party. Under the Management Agreement, RCM GA implements the Company’s business strategy and manages the Company’s business and investment activities and day-to-day operations subject to oversight by the Company’s Board of Directors. Among other services, RCM GA provides the Company with a management team and necessary administrative and support personnel. Additionally, the Company pays directly for the internal audit function that reports directly to the Audit Committee and the Board of Directors. The Company does not currently have any employees and does not expect to have any employees in the foreseeable future. Each of the Company’s executive officers is an employee, consultant, contractor or officer of Rithm.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Under the Management Agreement, the Manager is entitled to a base management fee and an incentive fee calculated and payable quarterly with respect to each calendar quarter (or partial quarter that the agreement is in effect) in cash or, at the election of the Manager, shares of the Company’s common stock. The base management fee equals 1.5% of the Company’s stockholders’ equity, including equity equivalents, per annum. Also, under the Management Agreement, the Company’s quarterly base management fee includes, in its computation of equity managed, its unsecured debt securities to the extent the proceeds were used to repurchase some of the Company’s preferred stock.

The Manager is entitled to an incentive fee, which is payable quarterly in arrears in cash or, at the election of the Manager, in shares of the Company’s common stock in an amount equal to 20% of the dollar amount by which (i) Earnings Available for Distribution (as defined below) exceeds the product of (A) the average common book value per share (excluding fair value marks, impairments, transaction/ deal expenses and associated tax impact and such other items that in the judgment of the Company officers should be excluded) of the common stock of the Company during such calendar quarter and (B) 8%. Notwithstanding either of the foregoing, no incentive fee will be payable to the Manager with respect to any period unless the Company’s cumulative Earnings Available for Distribution is greater than zero for the most recently completed four calendar quarters (which cumulative Earnings Available for Distribution shall be reset at the completion of every fourth quarter following June 11, 2024 and each subsequent fourth quarter thereafter (each, a “Reset Date”) so as not to take into account prior calendar quarters), or, if less, (i) the number of completed calendar quarters since June 11, 2024 or (ii) the number of completed calendar quarters since the last Reset Date. “Earnings Available for Distribution” is defined as net income (loss) as determined according to GAAP, excluding tax-effected, non-cash equity compensation expense and any unrealized gains or losses from mark-to-market valuation changes (including impairments) that are included in net income for the applicable period. The amount will be adjusted to exclude on a tax-effected basis (A) one-time events pursuant to changes in GAAP, (B) transaction and deal expenses that in the opinion of the Manager should be excluded for purposes of calculating Earnings Available for Distribution and be amortized over the life of the related investment/transaction and (C) non-cash items (including depreciation and amortization) that in the judgment of the Company’s officers should not be included in Earnings Available for Distribution, which adjustments in clauses (A), (B) and (C) shall only be excluded after discussions between the Manager and the Company’s Independent Directors (as defined in the Management Agreement) and after approval by a majority of the Company’s Independent Directors. Book value per share of common stock shall be as set forth in the consolidated financial statements of the Company prepared in accordance with GAAP.

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

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Servicing fees for mortgage loans range from 0.42% to 1.25% annually of UPB (or the fair market value or purchase price of REO) and are paid monthly. The servicing fee is based upon the status of the loan at acquisition. Re-performing loans (“RPLs”) are residential mortgage loans on which at least five of the seven most recent payments have been made, or the most recent payment has been made and accepted pursuant to an agreement, or the full dollar amount, to cover at least five payments has been paid in the last seven months, and non-performing loans (“NPLs”) are residential mortgage loans on which the most recent three payments have not been made. A change in status after acquisition from RPLs to NPLs does not cause a change in the servicing fee rate.

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

Equity Holdings by Rithm and Its Affiliates in the Company

As of September 30, 2026 and December 31, 2025, the Manager of the Company and its affiliates held 903,526 and 549,663 shares of its common stock, respectively, in addition to 544,154 exercisable 2024 Warrants (as defined in Note 14).

As of September 30, 2026, an affiliate of the Manager held 400,000 shares of the Company’s Series C Preferred Stock (as defined in Note 14) issued in the first quarter of 2025 at the public offering price of $25.00 per share.

Elecor Investment
In December 2025, as part of the execution of its CRE investment strategy, the Company acquired an indirect minority interest in EPOP, which through its affiliates and joint ventures owns the Elecor Portfolio, in connection with Rithm’s acquisition of Elecor. The Company made an aggregate cash contribution of $50.0 million in exchange for an indirect 3.9% ownership interest in the Aggregators, which indirectly hold the Elecor Portfolio. The Company also committed to make additional cash capital contributions of up to $7.5 million under certain circumstances in exchange for additional limited partnership interests, of which $3.5 million remained unfunded as of September 30, 2026. Affiliates of Rithm own the remaining limited partnership interests in EPOP through the Aggregators and serve as the general partner of the Aggregators. For information on investments in affiliates, see Note 8.
Flow MLPA & Genesis Servicing Agreement
During the second quarter of 2026, the Company entered into the Flow MLPA between a subsidiary of the Company and the RTL Seller, a subsidiary of Rithm and an affiliate of the Company, which provides that the Company or its subsidiaries may, from time to time, purchase, on a servicing-released basis, one or more portfolios of RTLs originated by Genesis that meet certain eligibility criteria. The Flow MLPA contains customary terms governing periodic RTL sales, including representations and warranties relating to the origination, underwriting, documentation and legal compliance of the RTLs, as well as the RTL Seller’s repurchase for loans that fail to conform to the requirements of the Flow MLPA. The Company’s obligation to purchase any mortgage loan is subject to standard conditions precedent, including, among other matters, the delivery of specified loan documentation. During the nine months ended September 30, 2026, pursuant to the Flow MLPA, the Company purchased RTLs with a UPB of approximately $199.2 million.

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

The Company’s consolidated financial statements include the operations of certain TRSs, which are subject to U.S. federal, state and local income taxes on their taxable income. As a result, the Company recorded nominal amounts of income tax for the three and nine months ended September 30, 2026 and 2025.

13. EARNINGS PER SHARE

The Company is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated using the treasury stock method by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. The effect of dilutive securities is presented net of tax.

The following table sets forth the components of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss)	$3,110	$(273)	$3,127	$(1,765)
Net income (loss) attributable to the noncontrolling interests	(2)	—	(1)	4
Net Income (Loss) Attributable to Rithm Property Trust	3,112	(273)	3,128	(1,769)
Dividends on preferred stock	1,290	1,286	3,870	2,923
Net Income (Loss) Attributable to Common Stockholders	$1,822	$(1,559)	$(742)	$(4,692)

Basic weighted average shares of common stock outstanding	7,859,175	7,570,421	7,743,347	7,569,800
Diluted weighted average shares of common stock outstanding(1)	7,859,175	7,570,421	7,743,347	7,569,800

Basic Earnings (Loss) per Share Attributable to Common Stockholders	$0.23	$(0.21)	$(0.10)	$(0.62)
Diluted Earnings (Loss) per Share Attributable to Common Stockholders	$0.23	$(0.21)	$(0.10)	$(0.62)
(1)The Company’s 2024 Warrants (as defined in Note 14) and effect of restricted stock grants, as applicable, would have an anti-dilutive effect on diluted EPS for the three and nine months ended September 30, 2026 and 2025 and have not been included in the calculation.

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

As of September 30, 2026 and December 31, 2025, the Company had 8,187,340 and 7,848,703 shares of common stock issued, and 7,909,947 and 7,571,699 shares of common stock outstanding, respectively, with 125,000,000 shares authorized at each period end.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amount Distributed
January 29, 2025	February 2025	$0.36	$2,762
April 25, 2025	May 2025	$0.36	$2,725
July 16, 2025	August 2025	$0.36	$2,726
October 20, 2025	November 2025	$0.36	$2,725
January 20, 2026	February 2026	$0.36	$2,725
April 20, 2026	May 2026	$0.36	$2,798
June 26, 2026	July 2026	$0.36	$2,798

Preferred Stock

On March 3, 2025, the Company issued 2,084,232 shares of 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, with a liquidation preference of $25.00 per share (“Series C Preferred Stock”).

Treasury Stock and Stock Repurchase Plan

On February 26, 2026, the Company’s Board of Directors approved a new stock repurchase program (the “2026 Repurchase Plan”), authorizing the repurchase of up to an aggregate amount of $10.0 million of common stock through March 1, 2027. Repurchases may be made in the open market, through privately negotiated transactions, block trades or other means in accordance with applicable securities laws. The timing, price and actual number of shares of common stock repurchased will depend on a variety of factors, including price, market conditions and regulatory requirements. During the nine months ended September 30, 2026, the Company repurchased 15,227 shares of common stock for an aggregate purchase price of $0.2 million. Repurchased shares are retired and recorded as a reduction to stockholders’ equity in the Company’s consolidated balance sheets. No shares were repurchased under the 2026 Repurchase Plan during the three months ended September 30, 2026.

The 2026 Repurchase Plan replaced the Company’s prior stock repurchase program (the “2020 Repurchase Plan”), which was authorized in February 2020 to repurchase up to $25.0 million of its shares of common stock. During the effective period of the 2020 Repurchase Plan, the Company repurchased 87,507 shares of common stock for an aggregate purchase price of $5.1 million under the 2020 Repurchase Plan. No shares were repurchased under the 2020 Repurchase Plan during the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, the Company held 277,393 and 277,004 shares of treasury stock, respectively.

RITHM PROPERTY TRUST INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Dividend Reinvestment Plan

The Company sponsors a dividend reinvestment plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. The Company issued no shares of common stock under the plan during the three and nine months ended September 30, 2026 and 2025.

“At-the-Market” Offering

The Company has entered into an equity distribution agreement under which the Company may sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time in any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “ATM Program”). During the three and nine months ended September 30, 2026 and 2025, no shares of common stock were sold under the ATM Program.

Warrants

Pursuant to the SPA, the Company entered into a warrant agreement, dated April 23, 2024, pursuant to which the Company would issue up to 1.1 million warrants to Rithm, which amount was conditioned on certain terms, with an exercise price of $32.16 per share (the “2024 Warrants”). The Company ultimately issued the 2024 Warrants in an amount which provides Rithm the right to purchase 544,154 shares. The 2024 Warrants had a fair value of $2.7 million at issuance. The 2024 Warrants are classified within equity on the Company’s consolidated balance sheets.

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

Total accumulated other comprehensive loss on the Company’s balance sheets as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Unrealized gains on debt securities AFS	$327	$648
Unrealized losses on debt securities AFS	(784)	(218)
Unrealized losses on debt securities AFS transferred to HTM	(1,655)	(2,077)
Accumulated Other Comprehensive Loss	$(2,112)	$(1,647)

Refer to Note 2 for details on the Company’s noncontrolling interests.

15. SUBSEQUENT EVENTS
On October 20, 2026, the Company’s Board of Directors declared a Series C Preferred Stock cash dividend of $0.6171875 per share to be paid on November 16, 2026, to stockholders of record as of November 1, 2026 (with an effective record date of October 30, 2026.
On October 20, 2026, the Company’s Board of Directors declared a common stock cash dividend of $0.36 per share to be paid on November 30, 2026, to stockholders of record as of October 30, 2026.

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
Our Operating Partnership, through interests in certain entities, as of September 30, 2026 and December 31, 2025, held 99.7% of Rithm Property Trust II REIT Inc., which owns Great Ajax II Depositor LLC, formed to act as the depositor of mortgage loans into securitization trusts and to hold the subordinated securities issued by such trusts. Also as of September 30, 2026 and December 31, 2025, the Operating Partnership wholly-owned Great Ajax III Depositor LLC, which was formed to act as the depositor for a single securitization transaction.
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
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our current intended manner of operation enables us to meet the requirements for taxation as a REIT for U.S. federal income tax purposes.
Acquisition of RTLs
In May 2026, as part of its investment strategy, the Company began acquiring multifamily RTLs originated by Genesis from Rithm Loan Aggregation Trust (“Seller”) pursuant to a Flow Mortgage Loan Purchase and Sale Agreement, dated April 29, 2026, between Seller and RPT Seller LLC, as purchaser (the “Flow MLPA”). Each of Genesis and Seller are subsidiaries of Rithm. RTLs are short-term business purpose loans used by real estate investors and developers to finance transitional projects and include construction loans (provided for ground-up construction, including mid-construction refinancing of ground-up construction and the acquisition of properties), bridge loans (for initial purchase, refinance of completed projects or rental properties) and renovation loans (for acquisition or refinancing of loans for properties requiring renovation, excluding ground-up construction). RTLs are generally secured by a mortgage or first deed of trust lien on residential or multifamily real estate, and each loan is typically backed by a corporate or personal guarantee to provide further credit support for the loan. The Flow MLPA establishes an ongoing flow arrangement pursuant to which the Company may, from time to time, acquire additional RTLs originated by Genesis that meet certain eligibility criteria. The RTLs are serviced by Genesis pursuant to a related servicing agreement.

OUR PORTFOLIO

The following table outlines the carrying value of our portfolio of mortgage loan assets, investments in securities, CRE equity method investments and REO properties as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Residential mortgage loans held-for-investment, net	$341,144	$362,829
Residential mortgage loans held-for-sale, net	15,748	29,419
Residential transition loans, at fair value	235,405	—
CMBS, at fair value	59,052	273,783
RMBS	153,247	189,947
CRE equity method investments	75,246	79,168
Commercial loans, at fair value(1)	17,993	17,189
REO(1)	1,532	1,400
	$899,367	$953,735
(1)Presented within other assets on the consolidated balance sheets.
MARKET TRENDS AND OUTLOOK
Summary
During the third quarter of 2026, macroeconomic conditions reflected persistent inflation, a slowdown in job growth and continued volatility in energy prices and interest rates amid the ongoing conflict with Iran. The Federal Reserve maintained the federal funds target range at 3.50%–3.75% at its July 2026 meeting and then raised the range by 25 basis points to 3.75%–4.00% at its September 2026 meeting, its first increase since 2023 and the first rate change under Federal Reserve Chair Kevin Warsh. The accompanying Summary of Economic Projections indicated the potential for an additional rate increase later in 2026, a reversal from the cutting-cycle expectations that had prevailed as recently as the first quarter.
Headline inflation increased further during the quarter, primarily reflecting higher energy prices, as West Texas Intermediate crude oil prices rose approximately 30% during the quarter, from $69.50 per barrel at the end of June 2026 to $90.42 per barrel at the end of September 2026. Core consumer price index (“CPI”) was roughly stable.
Market interest rates increased sharply during the quarter, with the 10-year Treasury yield rising 85 basis points to 5.29%, while market expectations continued to reflect the possibility of a further rate increase later in 2026. Equity markets advanced modestly during the quarter, with the S&P 500 gaining 2.0%, following a 14.9% gain in the second quarter of 2026.

Inflation
Inflation increased further during the third quarter of 2026, primarily reflecting higher energy prices amid the ongoing conflict with Iran. CPI inflation rose from 3.5% in June 2026 to 3.7% in September 2026, driven in part by an increase in energy prices from 15.7% in June 2026 to 20.4% in September 2026 on a year-over-year basis.
Core CPI, which excludes food and energy, remained essentially flat at 2.6% in September 2026. Core Personal Consumption Expenditures, the Federal Reserve’s preferred measure of underlying inflation, increased 3.0% year-over-year in August 2026, the most recent period for which data was available as of the date of this quarterly report on Form 10-Q, compared to 3.0% year-over-year in June 2026. Other inflation indicators were mixed, with producer price inflation rising to 6.3% in September 2026 from 5.6% in June 2026, and import prices increasing 8.1% over the 12 months ending September 30, 2026, compared to 6.7% over the 12 months ending June 30, 2026.
Treasury Yields
Treasury yields increased sharply during the third quarter of 2026. The 10-year Treasury yield rose 85 basis points to 5.29% from 4.44% at the end of June 2026. Shorter-term yields also increased, though by less, with the 2-year Treasury yield rising 74 basis points to 4.88%. As a result, the yield curve steepened modestly, with the spread between 2-year and 10-year Treasury yields widening from 30 basis points to 41 basis points over the quarter. This shift reflects the Federal Reserve’s September rate increase and the more hawkish policy outlook communicated alongside it, together with persistent inflation and elevated energy prices.
Labor Markets
Labor market conditions reflected the low hire low fire environment during the third quarter of 2026, with slower job growth and a stable unemployment rate. The unemployment rate was unchanged at 4.2% in September 2026 compared to June 2026. Job growth slowed during the quarter, with non-farm payrolls increasing by an average of 51,000 per month, compared to an average of 81,000 per month during the second quarter of 2026. However, initial unemployment insurance claims declined, averaging 200,000 per week during the third quarter of 2026, compared to 222,000 per week in the prior quarter.
Housing Market
Housing market activity softened during the third quarter of 2026. Existing home sales declined to an annualized rate of 3.99 million, compared to 4.13 million in the second quarter of 2026, amid sharply higher mortgage rates. New home sales declined to a seasonally adjusted annualized rate of approximately 676,000 in September 2026, compared to approximately 680,000 in the second quarter of 2026. Home price growth slowed, with the median resale price rising 1.3% year-over-year in September 2026, compared to 2.3% in June 2026. Mortgage rates increased sharply during the quarter, with the 30-year fixed rate rising to 7.10% from 6.29% at the end of June 2026.
Commercial Real Estate
Property-level performance improved across most sectors. In multifamily, national vacancy fell 30 basis points to 8.6%, the third consecutive quarterly decline and the lowest level in three years. Year-to-date absorption is the strongest since 2021, and asking rent growth has accelerated to 2.3% year-over-year from 1.1% in the first quarter. Supply continues to fade, with fewer than 480,000 units under construction, the lowest nominal level since 2015. Industrial has turned a corner: net absorption reached 76.6 million square feet, the strongest quarter since early 2023, pushing national vacancy down to 6.8%, its lowest since year-end 2024. Trade policy remains a source of intermittent volatility for logistics and manufacturing tenants.

The office recovery continued to broaden within its top markets. In Manhattan, availability fell to 13.7%, down 290 basis points from a year ago, with 2.67 million square feet of positive net absorption in the quarter and average asking rents up 4% year-over-year to $80.40 per square foot. Office availability tightened for the tenth consecutive quarter, the longest stretch since 2007, while Midtown has returned to its pre-pandemic availability level. In San Francisco, leasing totaled 3.9 million square feet in Q3, up roughly 77% year-over-year, bringing year-to-date volume to 12.1 million square feet versus 8.1 million a year earlier, with artificial intelligence (“AI”) and technology firms the key drivers. In both markets, the gains remain concentrated in newer, well-located, well-amenitized buildings, so the recovery reflects quality and location more than a broad-based rebound. Capital markets remain open. Private-label CMBS issuance reached $103.5 billion through September, up 11.9% year-over-year, while issuance of CRE collateralized loan obligations was up 45% year-over-year. However, higher borrowing costs could test that momentum.

Looking ahead, transaction volumes should continue to recover off the multi-year lows set earlier in the decade, supported by the continued AI build out and improving leasing fundamentals across office, multifamily and industrial. The path of monetary policy is the swing factor: with the 10-year above 5% and further Fed tightening possible, financing costs could stay elevated and delay the capitalization rate compression many participants anticipated earlier in the year. Underwriting discipline remains firmly in place, and investors continue to differentiate by sector, market, and asset quality rather than allocating broadly.
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

Our critical accounting policies as of September 30, 2026, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report.

The mortgage, CRE and financial sectors operate in a challenging and uncertain economic environment, which can be impacted by a number of factors, including, but not limited to, geopolitical uncertainty. Financial and real estate sectors continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of September 30, 2026, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

Summary of Results of Operations

The following table summarizes the variances in our results of operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. Our results of operations are not necessarily indicative of our future performance.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Net Interest Income
Interest income	$15,061	$13,424	$1,637	$39,933	$40,260	$(327)
Interest expense	(9,006)	(9,436)	430	(26,193)	(28,245)	2,052
Net interest income	6,055	3,988	2,067	13,740	12,015	1,725

Expenses
Related party loan servicing fee	793	485	308	1,816	1,488	328
Related party management fee	1,621	1,603	18	4,839	4,650	189
Professional fees	1,451	887	564	4,351	2,636	1,715
General and administrative	708	993	(285)	2,878	2,970	(92)
Total expense	4,573	3,968	605	13,884	11,744	2,140

Other Income (Loss)
Realized and unrealized gains (losses), net	1,000	(911)	1,911	3,836	(4,791)	8,627
Other income (loss), net	305	639	(334)	(911)	2,604	(3,515)
Total other income (loss), net	1,305	(272)	1,577	2,925	(2,187)	5,112

Income (Loss) Before Income Taxes	2,787	(252)	3,039	2,781	(1,916)	4,697
Income tax expense (benefit)	(323)	21	(344)	(346)	(151)	(195)
Net Income (Loss)	3,110	(273)	3,383	3,127	(1,765)	4,892
Net income (loss) attributable to the noncontrolling interests	(2)	—	(2)	(1)	4	(5)
Net Income (Loss) Attributable to Rithm Property Trust Inc.	3,112	(273)	3,385	3,128	(1,769)	4,897
Dividends on preferred stock	1,290	1,286	4	3,870	2,923	947
Net Income (Loss) Attributable to Common Stockholders	$1,822	$(1,559)	$3,381	$(742)	$(4,692)	$3,950

Net Interest Income

Net interest income consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Interest Income:
Residential mortgage loans held-for-investment	$4,375	$4,836	$(461)	$13,594	$15,211	$(1,617)
RTLs, at fair value	4,378	—	4,378	5,750	—	5,750
CMBS	1,014	4,201	(3,187)	6,290	12,637	(6,347)
RMBS available-for-sale and held-to-maturity	1,148	1,367	(219)	3,689	4,271	(582)
RMBS beneficial interests	3,152	1,644	1,508	7,345	4,728	2,617
Custodial float and cash balances	599	1,093	(494)	2,117	2,990	(873)
Other	395	283	112	1,148	423	725
Interest Income	15,061	13,424	1,637	39,933	40,260	(327)

Interest Expense:
Secured bonds and repurchase financing agreements related to RMBS and residential loans	(3,152)	(3,553)	401	(10,244)	(11,724)	1,480
Repurchase financing agreements related to CMBS, RTLs and commercial loans	(2,923)	(2,952)	29	(7,156)	(7,728)	572
Unsecured notes, net	(2,931)	(2,931)	—	(8,793)	(8,793)	—
Interest Expense	(9,006)	(9,436)	430	(26,193)	(28,245)	2,052

Net Interest Income	$6,055	$3,988	$2,067	$13,740	$12,015	$1,725
Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Interest income increased by $1.6 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily driven by income earned on RTLs acquired in the current year and an increase in income on RMBS beneficial interests due to accelerated accretion as a result of paydowns on the securitizations, partially offset by decreases in income on CMBS as securities were liquidated during the period, residential mortgage loans held-for-investment and custodial float and cash balances.

Interest expense decreased by $0.4 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily driven by a decrease in financing costs related to RMBS and residential mortgage loans, attributable to the paydown of borrowing balances. Financing costs related to CMBS and commercial loan investments also decreased as the underlying collateral was sold, but were largely offset by borrowing costs related to the RTLs acquired during the current period.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Interest income decreased by $0.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily driven by decreases in income on CMBS as securities were sold during the period, residential mortgage loans held-for-investment and custodial float and cash balances, partially offset by income earned on RTLs acquired during the current year and an increase in income on RMBS beneficial interests due to accelerated accretion as a result of paydowns on the securitizations.

Interest expense decreased by $2.1 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily driven by a decrease in financing costs related to RMBS and residential mortgage loans, attributable to the paydown of borrowing balances. Financing costs related to CMBS and commercial loan investments also decreased as the underlying collateral was sold, partially offset by borrowing costs related to RTLs acquired during the current year.

The average carrying balances of our portfolio and debt for the nine months ended September 30, 2026 and 2025 are included in the table below:

($ in thousands)	Nine Months Ended September 30,
	2026	2025	Variance
Assets:
Average residential mortgage loan portfolio	$372,657	$409,049	$(36,392)
Average carrying value of RTLs	102,511	—	102,511
Average carrying value of CMBS	128,840	273,375	(144,535)
Average carrying value of RMBS	179,210	187,176	(7,966)
Liabilities:
Average carrying value of repurchase financing agreements	$339,270	$364,211	$(24,941)
Average carrying value of secured bonds payable	214,474	245,268	(30,794)

The decrease in the average carrying value of the mortgage loan portfolio for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to paydowns and sales of loans held-for-sale. The decrease in the average carrying value of CMBS for the same comparative period was primarily due to sales of CMBS and principal paydowns. The increase in the average carrying value of RTLs over the same comparative period was attributable to the acquisition of RTLs during the current year.

The decrease in the average carrying value of secured bonds payable was primarily attributable to loan paydowns associated with collateral runoff. The decrease in the average carrying value of repurchase financing agreements was primarily due to the sale of CMBS and the payoff of associated borrowings, partially offset by new repurchase financing agreements used to fund the purchase of RTLs.

Expenses

Expenses consist of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Related party loan servicing fee	$793	$485	$308	$1,816	$1,488	$328
Related party management fee	1,621	1,603	18	4,839	4,650	189
Professional fees	1,451	887	564	4,351	2,636	1,715

General and Administrative:
Borrowing related expenses	88	100	(12)	313	262	51
Service provider costs and share grants	24	184	(160)	694	381	313
Insurance	211	229	(18)	645	707	(62)
Taxes and regulatory expense	55	30	25	177	227	(50)
Directors' fees and grants	122	125	(3)	367	383	(16)
Other expense	208	325	(117)	682	1,010	(328)
General and administrative	708	993	(285)	2,878	2,970	(92)

Total Expense	$4,573	$3,968	$605	$13,884	$11,744	$2,140

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Total expense increased by $0.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily attributable to higher professional fees related to transaction costs associated with investment activity and the evaluation of a potential common equity offering during the current quarter. Related party loan servicing fees also increased due to growth of the purchased RTLs portfolio, partially offset by lower general and administrative expenses, primarily service provider costs and share grants and other expense.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Total expense increased by $2.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily attributable to higher professional fees related to transaction costs associated with investment activity and the evaluation of potential common equity offerings during the current year period. Related party loan servicing fees due to growth of the purchased RTLs portfolio, and service provider costs and share grants also increased, partially offset by a decrease in other expense.

Other Income (Loss)

Other income (loss) consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Realized and Unrealized Gains (Losses), Net
Unrealized gains (losses) on mortgage loans held-for-sale, net	$(273)	$194	$(467)	$(599)	$3,683	$(4,282)
Fair value adjustment on RTLs	410	—	410	552	—	552
Gain (loss) on sales of REO	(159)	59	(218)	(134)	567	(701)
Gain (loss) on sales of securities	25	—	25	(127)	(3,037)	2,910
Unrealized losses on securities carried at fair value	(318)	(603)	285	(213)	(5,374)	5,161
Gain (loss) on sales of residential mortgage loans	—	(1)	1	211	101	110
Impairment on REO	(33)	(560)	527	(187)	(731)	544
Fair value adjustment on CRE equity method investments	1,348	—	1,348	4,333	—	4,333
Total realized and unrealized gains (losses), net	1,000	(911)	1,911	3,836	(4,791)	8,627
Other income (loss), net	305	639	(334)	(911)	2,604	(3,515)
Total Other Income (Loss)	$1,305	$(272)	$1,577	$2,925	$(2,187)	$5,112

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Total other income (loss) increased by $1.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily driven by favorable fair value adjustments on CRE equity method investments and RTLs, lower impairment on REO and lower unrealized losses on securities carried at fair value (CMBS). These favorable changes were partially offset by unrealized losses on mortgage loans held-for-sale and losses on sales of REO, each compared to gains in the prior year period, as well as decreases in equity method investment income and dividend income, reflected within other income (loss), net.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Total other income (loss) increased by $5.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by favorable fair value adjustments on CRE equity method investments and RTLs, lower unrealized losses on securities carried at fair value (CMBS), lower losses on sales of securities and lower impairment on REO. These favorable changes were partially offset by unrealized losses on mortgage loans held-for-sale and losses on sales of REO, each compared to gains in the prior year period, as well as decreases in equity method investment income and dividend income, reflected within other income (loss), net.

Residential Mortgage Loan Portfolio

Our residential mortgage loan portfolio activity for the three and nine months ended September 30, 2026 and 2025 is presented below:

	Three Months Ended September 30,
	2026		2025
($ in thousands)	Residential Mortgage Loans Held-for-Investment, Net	Residential Mortgage Loans Held-for-Sale, Net	Residential Mortgage Loans Held-for-Investment, Net	Residential Mortgage Loans Held-for-Sale, Net
Beginning carrying value	$348,147	$16,072	$378,894	$27,588
Accretion recognized	4,115	—	4,447	—
Payments received on loans, net	(11,118)	(51)	(10,476)	(355)
Unrealized gain (loss) on residential mortgage loans held-for-sale, net	—	(273)	—	194
Ending Carrying Value	$341,144	$15,748	$372,865	$27,427

	Nine Months Ended September 30,
	2026		2025
($ in thousands)	Residential Mortgage Loans Held-for-Investment, Net	Residential Mortgage Loans Held-for-Sale, Net	Residential Mortgage Loans Held-for-Investment, Net	Residential Mortgage Loans Held-for-Sale, Net
Beginning carrying value	$362,829	$29,419	$396,052	$27,788
Accretion recognized	12,602	—	13,901	—
Payments received on loans, net	(33,792)	(1,473)	(36,796)	(2,193)
Unrealized gain (loss) on residential mortgage loans held-for-sale, net	—	(599)	—	3,683
Reclassifications to REO	(495)	(335)	(92)	(196)
Sale of residential mortgage loans	—	(11,782)	—	(1,658)
Other	—	518	(200)	3
Ending Carrying Value	$341,144	$15,748	$372,865	$27,427

As of September 30, 2026 and December 31, 2025, our residential mortgage loan portfolio consisted of the following:

($ in thousands)	September 30, 2026	December 31, 2025
No. of Loans	2,251	2,436
Total UPB(1)	$377,657	$415,555
Interest-Bearing Balance	$339,662	$375,028
Deferred Balance(2)	$37,995	$40,527
Market Value of Collateral	$1,184,889	$1,280,098
Current Purchase Price/Total Unpaid Principal Balance (“UPB”)	80.0%	80.0%
Current Purchase Price/Market Value of Collateral	31.9%	31.9%
Weighted Average Coupon	4.4%	4.4%
Weighted Average Loan-to-Value (“LTV”)(3)	40.6%	41.3%
Weighted Average Remaining Term (months)	255	262
(1)As of September 30, 2026 and December 31, 2025, our loan portfolio consisted of fixed rate (62.5% of UPB), ARM (6.2% of UPB) and Hybrid ARM (31.3% of UPB); and fixed rate (62.8% of UPB), ARM (6.4% of UPB) and Hybrid ARM (30.8% of UPB), respectively.
(2)Represents amounts that have been deferred in connection with a loan modification on which interest does not accrue. These amounts generally become payable at the time of maturity.
(3)UPB as of September 30, 2026 and December 31, 2025, divided by market value of collateral and weighted by the UPB of the loan.

The following tables present certain characteristics about our residential mortgage loans by year of origination as of September 30, 2026 and December 31, 2025.

Portfolio at September 30, 2026:

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	261	1,294	696
UPB	$41,792	$252,862	$83,003
Percent of residential mortgage loan portfolio by year of origination	11.1%	66.9%	22.0%
Loan Attributes:
Weighted average loan age (months)	182.3	236.6	274.8
Weighted average loan-to-value	39.0%	43.0%	34.3%
Delinquency Performance:
Current	79.6%	83.2%	81.2%
30 days delinquent	10.7%	7.4%	7.0%
60 days delinquent	—%	0.1%	0.4%
90+ days delinquent	4.5%	6.3%	6.8%
Foreclosure	5.2%	3.0%	4.6%

Portfolio at December 31, 2025

	Years of Origination
($ in thousands)	After 2008	2006 – 2008	2005 and prior
Number of loans	285	1,386	765
UPB	$48,008	$275,394	$92,153
Percent of residential mortgage loan portfolio by year of origination	11.6%	66.2%	22.2%
Loan Attributes:
Weighted average loan age (months)	171.1	227.5	266.4
Weighted average loan-to-value	40.7%	43.7%	34.5%
Delinquency Performance:
Current	75.3%	82.3%	81.6%
30 days delinquent	10.1%	8.7%	6.7%
60 days delinquent	—%	0.1%	0.3%
90+ days delinquent	5.7%	5.2%	6.7%
Foreclosure	8.9%	3.7%	4.7%

The following table identifies our residential mortgage loans for our top 10 states by number of loans, loan value, collateral value and percentages thereof as of September 30, 2026 and December 31, 2025 ($ in thousands):

September 30, 2026						December 31, 2025
State	Count	UPB	% UPB	Collateral Value	% of Collateral Value	State	Count	UPB	% UPB	Collateral Value	% of Collateral Value
CA	394	$110,458	29.2%	$325,665	27.5%	CA	414	$117,380	28.2%	$341,107	26.6%
FL	282	43,682	11.6%	153,775	13.0%	FL	318	51,038	12.3%	173,348	13.5%
NY	115	31,896	8.4%	93,627	7.9%	NY	133	38,119	9.2%	108,189	8.5%
NJ	117	22,950	6.1%	69,250	5.8%	NJ	128	25,109	6.0%	74,474	5.8%
MD	97	20,479	5.4%	46,809	4.0%	MD	103	22,476	5.4%	49,838	3.9%
VA	73	13,804	3.7%	38,530	3.3%	VA	81	15,520	3.7%	42,565	3.3%
IL	91	13,898	3.7%	33,121	2.8%	IL	100	15,344	3.7%	35,835	2.8%
GA	123	12,936	3.4%	44,758	3.8%	GA	135	14,098	3.4%	48,399	3.8%
TX	142	10,745	2.8%	43,156	3.6%	TX	153	11,986	2.9%	46,420	3.6%
NC	89	10,284	2.7%	36,087	3.0%	NC	93	10,745	2.6%	37,760	2.9%
Other	728	86,525	23.0%	300,111	25.3%	Other	778	93,740	22.6%	322,163	25.3%
	2,251	$377,657	100.0%	$1,184,889	100.0%		2,436	$415,555	100.0%	$1,280,098	100.0%

Residential Transition Loan Portfolio

The following table summarizes the characteristics of the Company’s RTLs, at fair value by loan type:

	September 30, 2026
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(1)
Construction	$112,847	47.9%	10	52.6%	10.2%	25	76.5% / 61.6%
Bridge	80,051	34.0%	6	31.6%	8.8%	20	47.5%
Renovation	42,507	18.1%	3	15.8%	9.8%	29	68.7% / 55.3%
	$235,405	100.0%	19	100.0%	9.6%	24	N/A
(1)Weighted by commitment LTV for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

The following table summarizes the activity of RTLs, at fair value on the consolidated balance sheets:

Balance at December 31, 2025	$—
Purchases	199,729
Construction holdbacks and draws	46,311
Repayments and sales	(11,187)
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(436)
Other factors	988
Balance at September 30, 2026	$235,405

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in RTLs, at fair value on the consolidated balance sheets:

	September 30, 2026
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$234,294	$235,405	$1,111
90+	—	—	—
Total	$234,294	$235,405	$1,111

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are cash provided by net interest income, sales and repayments of our investments, debt financing sources, including secured bonds payable and repurchase financing agreements, and the issuance of equity securities when feasible and subject to market conditions. Our total cash and cash equivalents at September 30, 2026 was $45.3 million.

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

Additionally, in February 2026, the Company’s Board of Directors (the “Board”) approved a stock repurchase program, authorizing the repurchase up to an aggregate amount of $10.0 million of its common stock through March 1, 2027. The Company may repurchase shares from time to time through open market purchases, privately negotiated transactions, block trades or other means in accordance with applicable securities laws, subject to market conditions and other considerations. During the nine months ended September 30, 2026, the Company repurchased 15,227 shares of common stock for an aggregate purchase price of $0.2 million.

Currently, our primary sources of financing are repurchase financing agreements and secured bonds payable. As of September 30, 2026, our RMBS and CMBS portfolios had outstanding financing on repurchase financing agreements of $169.5 million, which generally have 90-day terms and are subject to margin calls. Under repurchase financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our judgment) change in interest rates.

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

In both February and July 2026, we evaluated a public offering of our common stock to raise capital to support additional investments, portfolio repositioning and the growth of our business. We elected not to complete the offerings because the market conditions and available pricing did not meet our objectives. We cannot predict whether or when we will be able to raise additional equity capital or the terms on which such capital may be available, and our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on acceptable terms. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above. Our Manager has extensive long-term relationships with investment banks, brokerage firms and commercial banks; however, these relationships do not assure that financing will be available in the amounts, at the times or on the terms we seek.

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

With respect to the next 12 months, we expect that our cash on hand, combined with our cash flow provided by our investments and our ability to roll our repurchase financing agreements will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. We have a significant number of near-term maturities, including our unsecured debt maturing within 12 months, which we expect to be able to refinance. As of September 30, 2026, we had $110.0 million aggregate principal amount of unsecured senior notes outstanding that mature on September 1, 2027. We intend to refinance these notes prior to maturity, subject to market conditions. We believe our cash on hand, together with expected cash flows from operations and principal repayments on our investments or liquidation of our investments, net of related financing repayments, will be sufficient to meet our anticipated liquidity requirements, including repayment of these notes at maturity if they are not refinanced.

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

Cash Flows

The following table summarizes changes to our cash and cash equivalents and restricted cash for the periods presented:

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Variance
Net cash used in operating activities	$(11,964)	$(7,465)	$(4,499)
Net cash provided by investing activities	61,989	1,384	60,605
Net cash provided by (used in) financing activities	(84,631)	24,199	(108,830)
Net Change in Cash and Cash Equivalents and Restricted Cash	(34,606)	18,118	(52,724)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	80,132	64,252	15,880
Cash and Cash Equivalents and Restricted Cash, End of Period	$45,526	$82,370	$(36,844)

Operating Activities

Net cash used in operating activities increased by $4.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by higher cash outflows for operating expenses in connection with one-time transaction costs for the period compared to prior years.

Investing Activities

Net cash provided by investing activities increased by $60.6 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily attributable to (i) cash proceeds from sales of CMBS of $159.6 million in the current period, compared to cash outflows for purchases of CMBS of $49.1 million in the prior year period, (ii) an increase in collections of principal and interest on mortgage-backed securities of $68.5 million, due to higher borrower payments during the current period, (iii) cash outflows in the prior year period of $17.5 million for equity investments and $16.0 million for the origination of a commercial loan, with no such activity in the current period and (iv) increases in proceeds from sales of mortgage loans of $10.2 million and distributions from affiliates of $9.8 million, partially offset by (v) cash outflows of $199.7 million for the purchase of RTLs and $44.4 million for subsequent draws, compared to no such activity in the prior year period, and (vi) proceeds from sales of RMBS available-for-sale of $14.3 million and paydowns on other investments of $8.0 million in the prior year period, with no such activity in the current period.

Financing Activities

Net cash used in financing activities was $84.6 million for the nine months ended September 30, 2026, compared to net cash provided by financing activities of $24.2 million for the nine months ended September 30, 2025, a decrease of $108.8 million. For the nine months ended September 30, 2026, financing activities included net cash outflows of $54.0 million related to repurchase financing agreements, primarily reflecting the payoff of borrowings associated with the sales and calls of mortgage-backed securities during the current period, net of new borrowings to fund the purchase of RTLs, compared to net cash inflows of $4.6 million in the prior year period. For the nine months ended September 30, 2025, financing activities included cash proceeds from the issuance of Series C Preferred Stock of $50.8 million, with no comparable issuance in the current period.

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

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders to qualify as a REIT under the Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. During the nine months ended September 30, 2026, the Company accrued dividends of $3.9 million on Series C Preferred Stock, and in the same period the Company declared the following dividends on common stock:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amount Distributed
January 20, 2026	February 2026	$0.36	$2,725
April 20, 2026	May 2026	$0.36	$2,798
June 26, 2026	July 2026	$0.36	$2,798
On October 20, 2026, the Company’s Board of Directors declared a common stock cash dividend of $0.36 per share to be paid on November 30, 2026, to stockholders of record as of October 30, 2026.
On October 20, 2026, the Company’s Board declared a Series C Preferred Stock cash dividend of $0.6171875 per share to be paid on November 16, 2026, to stockholders of record as of November 1, 2026 (with an effective record date of October 30, 2026).

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

The following table presents summarized financial information for the Guarantors and our Operating Partnership on a combined basis after eliminating (i) intercompany transactions and balances among the Guarantor entities and (ii) equity in earnings from, and any investments in, subsidiaries that are non-guarantors:

($ in thousands)	September 30, 2026	December 31, 2025
Total Assets	$256,472	$278,568

Repurchase financing agreements	75,626	96,025
Unsecured notes, net	109,153	108,507
Other liabilities	17,214	17,566
Total Liabilities	201,993	222,098

Total equity	54,479	56,470
Total Liabilities and Equity	$256,472	$278,568

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Total gain on revenue, net	$2,013	$543

Management fees and loan servicing fees	1,621	1,603
Other expenses	596	952
Loss attributable to the Company	(204)	(2,012)
Dividends on preferred stock	1,286	1,286
Net Loss Attributable to Common Stockholders	$(1,490)	$(3,298)

OFF-BALANCE SHEET ARRANGEMENTS

Other than our investments in RMBS and beneficial interests issued by joint ventures, our investment in a certain equity REIT and our equity method investment in certain investment vehicles that indirectly hold a portfolio of CRE properties, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Further, we have not guaranteed any obligations of unconsolidated entities. Other than our remaining commitment to make additional capital contributions of up to $3.5 million to these investment vehicles under certain circumstances, we do not have any commitment or intent to provide funding to any such entities. As of September 30, 2026, we had commitments to fund additional advances on existing loans and investments of $112.6 million, which are subject to customary funding conditions and, in the case of RTLs, borrower covenants and other terms and conditions that must be met before we fund the commitments. As of September 30, 2026, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

For 2026, our contractual obligations include secured bonds payable, our commitment for capital contributions related to our investment in the Aggregators, unfunded commitments on commercial loans and RTLs, repurchase financing agreements and our 2027 Notes, which mature on September 1, 2027. For additional information on our borrowing obligations, see Note 10—Debt in our consolidated financial statements included in this quarterly report.

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

Inflation Risk

Virtually all of our assets and liabilities are interest-rate sensitive in nature. Increases by the Federal Reserve to mitigate inflation have increased our cost of funds. Following a period of interest rate reductions, the Federal Reserve increased its target range for the federal funds rate in September 2026. Higher interest rates could increase the cost of our variable rate funding and adversely affect the value of our residential mortgage assets. Additionally, inflation that outpaces wage increases could drive a decrease in disposable household income and increase the credit risk of certain borrowers.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Annual Report and Part II, Item 1A., “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Q2 10-Q”), should be considered together with the information included in this quarterly report on Form 10-Q for the quarter ended September 30, 2026, and should not be limited to those referenced herein or therein. The following risk and uncertainties supplement the risk factors found under Part I, Item 1A. “Risk Factors” of our Annual Report and Part II, Item 1A., “Risk Factors” of our Q2 10-Q:

Our ability to refinance the 2027 Notes at their maturity will depend on the capital markets and out financial condition at such time.

As of September 30, 2026, $110.0 million in aggregate principal amount of the 2027 Notes was outstanding, all of which will be required to be repaid in cash at maturity on September 1, 2027. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance any current or future indebtedness, including the 2027 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to general sufficient cash flow to service our 2027 Notes and other debt, including making required payments at maturity, and make necessary operating expenditures, then we may be required to pursue other alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any of our indebtedness, including the 2027 Notes, will depend on the capital markets and our financial condition at that time. We may not be able to pursue these alternatives on favorable terms or at all, which could result in us defaulting on our debt obligations, which would materially and adversely impact our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

RITHM PROPERTY TRUST INC.
(Registrant)
Date: October 29, 2026	By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2026	By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer (Principal Financial Officer)